Form 10-Q
period 1995-06-30
DREXLER TECHNOLOGY CORP
filed 1995-07-19
CIK 30140

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

 For the quarter ended:                                Commission file number:
     June 30, 1995                                             0-6377

                         DREXLER TECHNOLOGY CORPORATION
- - --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                           77-0176309
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization                            Identification No.)

1077 Independence Avenue, Mountain View, CA                   94043-1601
  (Address of principal executive offices)                    (Zip Code)

                                 (415) 969-7277
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements
for the past 90 days. /x/ Yes   / / No

    Number of outstanding shares of Common Stock, $.01 par value, at June 30, 1995: 8,689,179

PART I.      FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS


                 DREXLER TECHNOLOGY CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

    The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes the disclosures which are made are adequate to make the information presented not misleading. Further, the condensed consolidated financial statements reflect, in the opinion of management, all adjustments (which included only normal recurring adjustments) necessary to present fairly the financial position and results of operations as of and for the periods indicated.

    It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto for the year ended March 31, 1995, included in the Company's Form 10-K Annual Report.

    The results of operations for the three months ended June 30, 1995 are not necessarily indicative of results to be expected for the entire year ending March 31, 1996.

    On June 30, 1995, an investment company purchased 75,000 shares of unregistered common stock directly from the Company in a private placement for $300,000. The cash proceeds from the stock issuance were received on July 6, 1995. Accordingly, at June 30, 1995, a $300,000 receivable for the stock issuance is included in accounts receivable on the balance sheet.

                 DREXLER TECHNOLOGY CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

               (In thousands, except share and per share amounts)



                                     Assets

                                                                           March 31,            June 30,
                                                                             1995                 1995
                                                                                               (Unaudited)
Current assets:
   Cash and cash equivalents                                               $   1,050           $   1,840
   Accounts receivable, net                                                       98                 754
   Inventories                                                                   586                 561
   Other current assets                                                          139                 159
                                                                           ---------           ---------
      Total current assets                                                     1,873               3,314
                                                                           ---------           ---------

Property and equipment, at cost                                               12,773              12,803
   Less--accumulated depreciation and amortization                           (11,189)            (11,256)
                                                                           ---------           ---------
      Property and equipment, net                                              1,584               1,547

Patents, net                                                                   1,074               1,052
                                                                           ---------           ---------

         Total assets                                                      $   4,531           $   5,913
                                                                           =========           =========



                      Liabilities and Stockholders' Equity

Current liabilities:
   Accounts payable                                                        $     420           $     633
   Accrued payroll costs                                                         222                 243
   Deferred revenue                                                               --                 200
   Advance payments from customers                                               216                  92
   Other accrued liabilities                                                     137                 101
                                                                           ---------           ---------
      Total current liabilities                                                  995               1,269
                                                                           ---------           ---------

Stockholders' equity:
   Preferred stock, $.01 par value:
      Authorized--2,000,000 shares
      Outstanding--none
   Common stock, $.01 par value:
      Authorized--15,000,000 shares
      Outstanding--8,358,029 shares at March 31, 1995
         and 8,689,179 at June 30, 1995                                           83                  86
   Additional paid-in capital                                                 27,082              28,640
   Accumulated deficit                                                       (23,629)            (24,082)
                                                                           ---------           ---------
      Total stockholders' equity                                               3,536               4,644
                                                                           ---------           ---------

         Total liabilities and stockholders' equity                        $   4,531           $   5,913
                                                                           =========           =========

                 DREXLER TECHNOLOGY CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                    (In thousands, except per share amounts)

                                                                                Three Months Ended
                                                                                     June 30,
                                                                             1994                1995
Revenues:
   Product sales                                                           $     795           $     762
   License fees and royalties                                                     10                 207
                                                                           ---------           ---------
      Total revenues                                                             805                 969
                                                                           ---------           ---------
Costs and expenses:
   Cost of product sales                                                         564                 534
   Selling, general, and administrative expenses                                 510                 560
   Research and engineering expenses                                             560                 332
                                                                           ---------           ---------
      Total costs and expenses                                                 1,634               1,426
                                                                           ---------           ---------

         Operating loss from continuing operations                              (829)               (457)

Other income and expense:
   Interest income                                                                13                   6
   Interest expense                                                               (1)                 (2)
                                                                           ---------           ---------
      Total other income, net                                                     12                   4
                                                                           ---------           ---------

         Loss from continuing operations                                        (817)               (453)

Income from discontinued operations                                               22                  --
                                                                           ---------           ---------

         Net loss                                                          $    (795)          $    (453)
                                                                           =========           =========
Income (loss) per share:
   Continuing operations                                                   $    (.10)          $    (.05)
   Discontinued operations                                                        --                  --
                                                                           ---------           ---------
         Net loss                                                          $    (.10)          $    (.05)
                                                                           =========           =========

Weighted average common shares                                                 8,106               8,401
                                                                           =========           =========

                 DREXLER TECHNOLOGY CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)
                                 (In thousands)

                                                                                 Three Months Ended
                                                                                      June 30,
                                                                             1994                1995
Cash flows from operating activities:
   Net loss from continuing operations                                     $    (817)          $    (453)
   Adjustments to reconcile net loss to net cash used
         for operating activities:
      Gain from discontinued operations                                           22                  --
      Depreciation and amortization                                              292                 107
   Changes in operating assets and liabilities:
      (Increase) decrease in accounts receivable                                  54                (356)
      Decrease in inventories                                                      1                  25
      (Increase) decrease in other assets                                         26                 (20)
      Increase in accounts payable and accrued expenses                           27                 198
      (Decrease) increase in advance payments from customers
         and deferred revenue                                                   (216)                 82
      Decrease in liabilities related to discontinued operations                 (54)                 (6)
                                                                           ---------           ---------
         Net cash used for operating activities                                 (665)               (423)
                                                                           ---------           ---------

Cash flows from investing activities:
   Purchase of property and equipment                                            (84)                (31)
   Increase in patents                                                           (17)                (17)
                                                                           ---------           ---------

         Net cash used for investing activities                                 (101)                (48)
                                                                           ---------           ---------

Cash flows from financing activities:
   Proceeds from sale of common stock                                             14               1,261
                                                                           ---------           ---------

         Net cash provided by financing activities                                14               1,261
                                                                           ---------           ---------

         Net increase (decrease) in cash and cash equivalents                   (752)                790

Cash and cash equivalents:
   Beginning of period                                                         2,114               1,050
                                                                           ---------           ---------
   End of period                                                           $   1,362           $   1,840
                                                                           =========           =========

Supplemental disclosures--cash payments for the following
      items are:
   Income taxes                                                            $       3           $      --
                                                                           =========           =========
   Interest                                                                $       1           $       2
                                                                           =========           =========

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF
ITEM 2.  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS--FISCAL 1996 FIRST QUARTER AS COMPARED WITH FISCAL 1995 FIRST QUARTER

Revenues

    The Company's total revenues for the first quarter of fiscal 1996 were $969,000 as compared with $805,000 for last year's first quarter.

    OPTICAL MEMORY CARD PRODUCTS. Sales of optical memory cards and related products to value-added resellers (VARs), licensees, and end-user customers were $762,000 for the first three months of fiscal 1996 as compared with $795,000 for last year's comparable period. Approximately 75% of card shipments in the first three months of fiscal 1996 were repeat orders from existing customers. In addition, new customers in the first quarter of fiscal 1996 included five additional VARs who bought initial systems including cards and equipment.

    For the development of commercial market applications for its products, the Company utilizes VARs as part of its marketing and distribution program for LaserCard products. Sales to VARs include optical memory cards, the Company's integration software and device drivers/host adapters, optical card reader/writers made by a licensee of the Company, and add-on peripherals made by other companies (such as equipment for adding a digitized photo, fingerprint, hand template, or signature to the cards). The VARs then may add application software, personal computers, and other peripherals, and resell these systems into their end-user markets.

    During the first quarter of fiscal 1996, the Company commercially sold approximately 77,000 LaserCard optical memory cards. Some of the more significant sales of optical memory cards and reader/writers included: 21,000 cards and 56 reader/writers to VISX, Incorporated, for its laser eye surgery system for vision correction; 5,000 cards for the Czech Republic; 31,000 cards and five reader/writers to an Italian customer for several programs; and 10,000 cards to a customer in Brazil for a healthcare/social security program.

    There can be no assurances that a VAR company will be successful in its markets and place follow-on orders with the Company for additional quantities of cards and systems. To upgrade its VAR customer base, the Company will continue its efforts to enlist additional VARs and eliminate nonproductive ones. The Company provides marketing leads, technical support, integration software, application development software, and demonstration software to assist VARs.

    Software is an important factor in developing the commercial markets for optical cards. The Company's software consists of optical card device driver and interface software, system software tools, and demonstration programs. The Company does not provide software for specific applications, but instead depends on its VARs to either integrate optical card products into existing software products or to write new application software for specific optical card programs. Several customers have already written optical card software programs for applications such as automobile warranty/maintenance, cargo manifesting, electronic money cards/bank debit cards, optical key systems, and various medical-related applications (such as optical card systems for prenatal, vaccination, fetal heart monitoring, and kidney dialysis records; medical image storage; and patient medical/health history cards). Other application software development is underway by VARs and their customers.

    Optical memory cards are used in conjunction with card reader/writer equipment connected to personal computers and accessed in the same manner as floppy disk drives. Such reader/writers are incorporated into LaserCard systems sold to VARs and other customers of the Company. The principal customers and unit sales in the first quarter of fiscal 1996 for cards and reader/writers are shown above. The Company does not manufacture card reader/writers but does expect to continue purchasing such equipment from its sole-source supplier, Nippon Conlux Co., Ltd., a Japanese licensee of the Company. The Company currently maintains an inventory of optical card reader/writers for resale to VARs and other customers; this inventory level fluctuates based on the timing of purchases and sales. The price, performance, and availability of such reader/writers are factors in the commercialization of optical cards. The Company sells reader/writers at a small mark-up for a few thousand dollars per unit, and these units generally include the Company's integration software and device drivers. Sales of a newly developed, smaller, and faster optical card reader/writer from Nippon Conlux began in early calendar year 1995. The Company believes that the smaller size and faster read/write speeds of this new model should have a positive effect on the optical memory card market.

    Two other licensees of the Company have the capability of producing LaserCard-compatible reader/writers but are not manufacturing them at this time. The Company can give no assurance that increased production of card reader/writers will occur in the near term or that high-volume sales and correspondingly lower prices will result. The Company expects card-related revenues to increase more rapidly when optical memory card reader/writers are produced and sold in volume at lower prices. If market demand increases sharply over a short period of time, an initial shortage of reader/writers could result. A delay in commercialization of the Company's optical memory cards and related products, combined with an absence of an additional license sale or other revenues, could result in continuing quarterly losses and a requirement for additional financing, as discussed below under "Liquidity."

    During fiscal 1995, the Company exhibited an optical memory card that also contains an integrated circuit ("IC"). If orders are received for this hybrid card, the Company would rely on outside vendors to add a customer-specified IC to the optical memory card and to provide IC card reader/writers. This multi-function IC/optical card has the potential to expand the number of card applications and customers, and therefore the market size, for the Company's optical memory cards.

    LICENSING. Fiscal 1996 first quarter license revenues of $200,000 resulted from an agreement which includes a trademark license and an installment payment toward the possible completion of the purchase of a LaserCard distribution license. There were no license revenues for the first quarter of fiscal 1995. License fees received by the Company are unconditional and nonrefundable, and no significant obligations remain unfulfilled by the Company under any of its licenses. The Company is actively pursuing its efforts to generate additional license revenues; however, license sales by the Company are sporadic and unpredictable as to timing and type of license. The magnitude of future license revenues, if any, cannot be predicted or inferred from past events.

    ROYALTIES. Although royalty revenues have not yet reached material amounts, the Company does anticipate future royalty income on a long-term, continuing basis from among two royalty-bearing optical memory card manufacturing licenses and several royalty-bearing, equipment-license upgrades previously sold. The Company cannot predict whether or when equipment or card sales by its licensees will result in material royalties to the Company, since the optical memory card industry is in the early commercial stage. Therefore, the Company is not relying on royalty income and does not expect it to be a significant factor in the near term.

    BACKLOG. The Company generally fills orders within 30 days of receipt of purchase order or release order. Therefore, there is not a consistent order backlog that is material in amount. The Company's quarterly sales are generally dependent upon new orders placed each quarter. Until a material level of order backlog is established, the Company's quarterly sales are subject to fluctuation.

Margins

    The gross margin on product sales for the first three months of fiscal 1996 was 30% as compared with 29% for the year-earlier period. Costs related to the optical memory card facility (depreciation expense, building lease payments, and other costs) are allocated to cost of sales based upon the level of manufacturing activity. As the facility is used for research and engineering purposes when not being used for manufacturing purposes, the remainder of these expenses are charged to research and engineering expense. For the first three months of fiscal 1996, facility expenses of $105,000 were allocated to card manufacturing as compared with $55,000 for last year's comparable period. The Company anticipates this allocation to increase as production and sales of optical memory cards increase. Likewise, there will be a decrease in research and engineering activities and, therefore, a decrease in research and engineering expenses when the optical memory card facility is used for manufacturing at a higher degree than at present.

Income and Expenses

    The Company recorded a loss on continuing operations of $457,000 for the first three months of fiscal 1996 as compared with $829,000 for last year's first quarter. The main difference between the amount for fiscal 1996 as compared with fiscal 1995 can be attributed to the $200,000 in license revenues received in the fiscal 1996 first quarter, as discussed above under "Licensing," and a $187,000 decrease in depreciation expense, as discussed below under "Research and Engineering Expenses."

    SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES (SG&A). For the fiscal 1996 first quarter, SG&A expenses were $560,000 as compared with $510,000 for the fiscal 1995 first quarter. Most of this difference is attributable to increased payroll expenses. SG&A spending is expected to continue at current levels for the short term. The Company's plans include increased marketing activity, which will be implemented if certain financial goals are achieved.

    RESEARCH AND ENGINEERING EXPENSES. Research and engineering expenses were $332,000 for the fiscal 1996 first quarter as compared with $560,000 for the fiscal 1995 first quarter. Research and engineering expenses primarily consist of the majority of the operating costs and depreciation and amortization expenses on the card facility, which is used both for engineering and for manufacturing. Depreciation and amortization expenses charged to research and engineering expenses decreased to $57,000 for the fiscal 1996 first quarter as compared with $246,000 for last year's comparable period. This was due mainly to a change in the estimated useful life of the optical card manufacturing equipment during fiscal 1995.

    Because the initial development of the optical card and the design and construction of the optical card facility are complete, the large initial development costs are no longer necessary. Therefore, for the short term the optical card facility expenses are expected to continue at the current level, except for a possible modest increase. Research and engineering expenses are expected to decrease as optical card production increases and these resources are allocated to production to a greater degree than at present. The Company believes this reduction will not have any negative effect on its optical card business. It also is possible that future projects may require increased spending as the optical card industry grows.

    OTHER INCOME AND EXPENSE. Interest income for the fiscal 1996 first quarter was $6,000 as compared with $13,000 for the fiscal 1995 first quarter. The Company's interest expense on short-term loans was $2,000 for the first quarter of fiscal 1996 as compared with $1,000 for last year's first quarter.

    DISCONTINUED OPERATIONS. The Company discontinued its emulsion photoplate operation during fiscal 1993 because of the limited market for these products, which was long anticipated by the Company. During fiscal 1995, the Company completed settlement of its remaining commitments related to its discontinued emulsion photoplate operation, at an amount lower than its accruals for these items. Therefore, discontinued operations had income of $22,000 for the first quarter of fiscal 1995. There was no income of this type for the first quarter of fiscal 1996.

LIQUIDITY

    As of March 31, 1995, the Company had cash and cash equivalents of $1,840,000 and a current ratio of 2.6 to 1. Cash used for operating activities was $423,000 for the first quarter of fiscal 1996 as compared with $665,000 for last year's first quarter. The Company had no long-term debt as of June 30, 1995.

    Subsequent to quarter end, during the period from July 1, 1995 through July 12, 1995, the Company received cash payments of $546,000 on its June 30, 1995 accounts receivable and $106,000 in advance payments from customers for future orders. At July 12, 1995, the Company had cash and cash equivalents of $2,290,000.

    The Company has not established a line of credit. Generally, the Company's customers make advance payments, in whole or in part, at time of order placement, because the Company's optical memory cards are usually made to custom specifications that are specific to each customer, end user, or application. Therefore, the Company believes that working capital should be sustainable provided order levels increase. The Company may negotiate a line of credit if and when it becomes appropriate.

    At the current level of product sales, the Company does not generate cash from operations. To fund its operations, the Company requires either a substantial increase in order levels of optical cards, sales of additional licenses, or additional financing. Based on current raw material costs and other expense calculations, the Company estimates that it will break even on cash flow if it achieves annual sales in the range of 1.5 to 2 million cards. The Company would generate cash from operations at this sales level due partly to the Company's requirements for advance payments from customers at time of order placement.

    The Company's card manufacturing facility has a designed production capacity of 25 million to 40 million cards per year, depending on card type and color printing requirements. To implement this capacity, some portions of the card facility require additional equipment or upgrades; for example, in-process QA inspection equipment. The Company has prepared an incremental plan for this equipment and upgrades and for adding production employees when large quantities of cards are ordered. This plan requires an estimated $3 million in capital improvements to attain the 25 million card production level and would be implemented in stages. For example, the Company's optical card manufacturing facility currently has an annualized machine capacity to produce approximately 3 million cards. The estimated incremental capital equipment expenditures required for the following production capacities are: 6 million cards annually, $500,000; 10 million cards annually, $400,000; 15 million cards annually, $400,000; 25 million cards annually, $1.7 million. The incremental stages would be implemented as customer orders and customer financial commitments are of a sufficient magnitude to justify each step.

    At June 30, 1995, the Company had an accumulated deficit of $24,082,000. The Company anticipates that the size of its losses will decrease due to anticipated increases in sales of optical memory cards and related products. However, if increased commercialization is delayed and the Company does not realize such increased sales, its losses will remain at previous levels, except in the event of sporadic sales of licenses which range in price from approximately $1 million for a card distribution license to over $10 million for a card manufacturing license.

    During the first quarter of fiscal 1996, the Company had cash receipts, net of expenses, of $457,000 from the private placement of 115,000 shares of its common stock. These shares have not been registered under the Securities Act of 1933 and cannot be offered or sold in the United States absent registration or an applicable exemption from registration requirements. The Company has agreed to file an S-3 registration statement covering certain of the shares sold by the Company under private placements in fiscal years 1994, 1995, and 1996. At such time as the SEC approves the registration, the shareholders may resell the shares. Also, Company employees and consultants purchased from the Company 216,150 shares of registered common stock, at an average price of $5.11 per share, through the exercise of stock options under the Company's 1991 Stock Option Plan, which resulted in additional cash receipts to the Company of $1,104,000.

    During the first quarter of fiscal 1996, the Company received a non-refundable $200,000 payment from an existing licensee of the Company, representing a partial payment toward a potential $1,000,000 license upgrade fee. This $200,000 payment was recorded by the Company as "Deferred revenue" at June 30, 1995. In the event that the remaining $800,000 license upgrade fee is received by the Company, the $1,000,000 in license revenues will be recognized.

    The Company will vigorously continue its marketing and licensing efforts and will consider opportunities for additional equity financing in order to fund operations, to accelerate its marketing and sales activities, and to add software and manufacturing capabilities to more rapidly build sales of optical memory cards. The Company is not aware of any material adverse trends that would limit its ability to finance operations through additional equity placements, if required.

Stock Price Volatility

    The Company's common stock price is subject to significant volatility due to fluctuations in revenues, earnings, capitalization, liquidity, press coverage, and financial market interest. Some of these factors may be exacerbated because the Company operates solely in the optical memory card products industry, which is in the early stage of commercialization.

                         DREXLER TECHNOLOGY CORPORATION

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

     Signature                         Title                                    Date
- - -------------------         Chairman of the Board of                        July 19, 1995
/s/Jerome Drexler           Directors and President
                            (Principal Executive Officer)

- - -------------------         Vice President of Finance and Treasurer         July 19, 1995
/s/Steven G. Larson         (Principal Financial Officer and
                            Principal Accounting Officer)