Form 10-Q
period 1995-09-30
DREXLER TECHNOLOGY CORP
filed 1995-11-13
CIK 30140

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarter ended:                                   Commission file number:
  September 30, 1995                                             0-6377


                         DREXLER TECHNOLOGY CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

             DELAWARE                                            77-0176309
 (State or other jurisdiction of                              (I.R.S. Employer
  incorporation or organization)                            Identification No.)

1077 Independence Avenue, Mountain View, CA                      94043-1601
  (Address of principal executive offices)                       (Zip Code)


                                 (415) 969-7277
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.   /x/ Yes   / / No
                                    ---        ---

Number of outstanding shares of Common Stock, $.01 par value, at September 30,
1995:   8,799,797

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

    The results of operations for the six months ended September 30, 1995 are not necessarily indicative of results to be expected for the entire year ending March 31, 1996.

                DREXLER TECHNOLOGY CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)








                                     ASSETS

                                                                MARCH 31,    SEPT. 30,
                                                                  1995         1995
                                                                  ----         ----
                                                                            (UNAUDITED)
Current assets:
   Cash and cash equivalents...............................      $  1,050     $  2,284
   Accounts receivable, net................................            98          196
   Inventories.............................................           586          616
   Other current assets....................................           139          156
                                                                 --------     --------
      Total current assets.................................         1,873        3,252
                                                                 --------     --------

Property and equipment, at cost............................        12,773       12,865
   Less--accumulated depreciation and amortization.........       (11,189)     (11,313)
                                                                 --------     --------
      Property and equipment, net..........................         1,584        1,552

Patents, net...............................................         1,074        1,037
                                                                 --------     --------
         Total assets......................................      $  4,531     $  5,841
                                                                 ========     ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable........................................      $    420     $    515
   Accrued payroll costs...................................           222          253
   Advance payments from customers.........................           216          133
   Other accrued liabilities...............................           137          129
                                                                 --------     --------
         Total current liabilities.........................           995        1,030
                                                                 --------     --------

Stockholders' equity:
   Preferred stock, $.01 par value:
      Authorized--2,000,000 shares
      Outstanding--none
   Common stock, $.01 par value:
      Authorized--15,000,000 shares
      Outstanding--8,358,029 shares at March 31, 1995
         and 8,799,797 shares at September 30, 1995........            83           88
   Additional paid-in capital..............................        27,082       29,246
   Accumulated deficit.....................................       (23,629)     (24,523)
                                                                 --------     --------
      Total stockholders' equity...........................         3,536        4,811
                                                                 --------     --------
         Total liabilities and stockholders' equity........      $  4,531     $  5,841
                                                                 ========     ========

                                      -3-

                DREXLER TECHNOLOGY CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (Unaudited)
                    (In thousands, except per share amounts)

                                                          THREE MONTHS ENDED     SIX MONTHS ENDED
                                                             SEPTEMBER 30,         SEPTEMBER 30,
                                                            1994       1995       1994       1995
                                                            ----       ----       ----       ----
Revenues:
    Product sales ....................................    $   545    $   785    $ 1,340    $ 1,547
    License fees and royalties .......................          3         10         13        217
                                                          -------    -------    -------    -------
       Total revenues ................................        548        795      1,353      1,764
Costs and expenses:                                       -------    -------    -------    -------
    Cost of product sales ............................        332        555        896      1,089
    Selling, general, and administrative expenses ....        428        580        938      1,140
    Research and engineering expenses ................        554        321      1,114        653
                                                          -------    -------    -------    -------
       Total costs and expenses ......................      1,314      1,456      2,948      2,882
                                                          -------    -------    -------    -------
          Operating loss from continuing operations...       (766)      (661)    (1,595)    (1,118)

Other income and expense:
    Other income .....................................          4        200          4        200
    Other expense ....................................         --         (5)        --         (5)
    Interest income ..................................          4         26         17         32
    Interest expense .................................         (1)        (1)        (2)        (3)
                                                          -------    -------    -------    -------
       Total other income, net .......................          7        220         19        224
                                                          -------    -------    -------    -------

          Loss from continuing operations ............       (759)      (441)    (1,576)      (894)

Income from discontinued operations ..................         --         --         22         --
                                                          -------    -------    -------    -------

          Net loss ...................................    $  (759)   $  (441)   $(1,554)   $  (894)
                                                          =======    =======    =======    =======

Income (loss) per share:
    Continuing operations ............................    $ (0.09)   $ (0.05)   $ (0.19)   $ (0.10)
    Discontinued operations ..........................         --         --         --         --
                                                          -------    -------    -------    -------
          Net loss ...................................    $ (0.09)   $ (0.05)   $ (0.19)   $ (0.10)
                                                          =======    =======    =======    =======

Weighted average common shares .......................      8,106      8,728      8,106      8,564
                                                          =======    =======    =======    =======


                DREXLER TECHNOLOGY CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                 (IN THOUSANDS)


                                                                          SIX MONTHS ENDED
                                                                           SEPTEMBER 30,
                                                                          1995       1996
                                                                          ----       ----
Cash flows from operating activities:
   Net loss from continuing operations ..............................   $(1,576)   $  (894)
   Adjustments to reconcile net loss to net cash used
         for operating activities:
      Income from discontinued operations ...........................        22         --
      Depreciation and amortization .................................       585        217
      Provision for doubtful accounts receivable ....................        --         (1)
   Changes in operating assets and liabilities:
      Increase in accounts receivable ...............................       (13)       (97)
      Increase in inventories .......................................       (35)       (30)
      (Increase) decrease in other assets ...........................         2        (17)
      (Decrease) increase in accounts payable and accrued expenses...      (114)       130
      Decrease in advance payments from customers ...................      (175)       (83)
      Decrease in liabilities related to discontinued operations ....       (60)       (12)
                                                                        -------    -------

         Net cash used for operating activities .....................    (1,364)      (787)
                                                                        -------    -------

Cash flows from investing activities:
   Purchase of property and equipment ...............................      (133)      (107)
   Increase in patents ..............................................       (41)       (41)
                                                                        -------    -------

         Net cash used for investing activities .....................      (174)      (148)
                                                                        -------    -------

Cash flows from financing activities:
   Proceeds from sale of common stock ...............................        25      2,169
                                                                        -------    -------
         Net cash provided by financing activities ..................        25      2,169
                                                                        -------    -------
         Net increase (decrease) in cash and cash equivalents .......    (1,513)     1,234

Cash and cash equivalents:
   Beginning of period ..............................................     2,114      1,050
                                                                        -------    -------
   End of period ....................................................   $   601    $ 2,284
                                                                        =======    =======




                                      -5-

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF
ITEM 2.  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS--FISCAL 1996 SECOND QUARTER AND FIRST SIX MONTHS COMPARED WITH FISCAL 1995 SECOND QUARTER AND FIRST SIX MONTHS

REVENUES

     The Company's total revenues for the second quarter of fiscal 1996 were $795,000 as compared with $548,000 for last year's second quarter. Total revenues for the current six-month period were $1,764,000 compared with $1,353,000 in the same period last year.

     OPTICAL MEMORY CARD PRODUCTS. Sales of optical memory cards and related products to value-added resellers (VARs), licensees, and end-user customers increased to $1,547,000 for the first six months of fiscal 1996 as compared with $1,340,000 for last year's comparable period.

     For the development of commercial market applications for its products, the Company utilizes VARs as part of its marketing and distribution program for LaserCard(R) products. Sales to VARs include optical memory cards, the Company's integration software and device drivers/host adapters, optical card reader/writers made by a licensee of the Company, and add-on peripherals made by other companies (such as equipment for adding a digitized photo, fingerprint, hand template, or signature to the cards). The VARs then may add application software, personal computers, and other peripherals, and resell these systems into their end-user markets.

     During the first six months of fiscal 1996, the Company commercially sold approximately 133,000 LaserCard(R) optical memory cards and 244 reader/writers versus 77,000 cards and 204 reader/writers during the first six months of last year. Some of the more significant sales of optical memory cards and reader/writers in the fiscal 1996 first half included: 44,000 cards and 67 reader/writers to an American company for its laser eye-surgery system for vision correction; 5,000 cards for a Czech Republic bank; 32,000 cards and 47 reader/writers to an Italian customer for several programs (including an electronic season ticket for the Parma soccer organization); 10,000 cards and 15 reader/writers to a customer in Brazil for a pilot healthcare/social security program; 10,000 cards and 63 reader/writers to Information Spectrum, Inc. (a U.S. government contractor) for the U.S. Army's Automated Manifest System; 4,000 cards for a Honda distributor for issuance to customers as an automobile warranty/maintenance records card; 5,000 cards for a healthcare field trial in Saudi Arabia; 2,500 cards and three reader/writers for a hospital in Portugal; 5,000 cards to a Korean licensee for the initial phase of a "National Health Card" planned by the Korean government; 1,000 cards for the "Golden Health Project" planned by the government of the People's Republic of China.

     There can be no assurances that a VAR company will be successful in its markets and place follow-on orders with the Company for additional quantities of cards and systems. To upgrade its VAR customer base, the Company will continue its efforts to enlist additional VARs and eliminate nonproductive ones. The Company provides marketing leads, technical support, integration software, application development software tools, and demonstration software to assist VARs. Eight new VARs purchased initial systems including optical cards and equipment during the first six months of fiscal 1996.

     Software is an important factor in developing the commercial markets for optical cards. The Company's software consists of optical card device driver and interface software, system software tools, and demonstration programs. The Company does not provide software for specific applications, but instead depends on its VARs to either integrate optical card products into existing software products or to write new application software for specific optical card programs. Several customers have already written optical card software programs for applications such as automobile warranty/maintenance, cargo manifesting, electronic money cards/bank debit cards, optical key systems, and various medical-related applications such as medical image storage and patient medical/health history cards. Other application software development is underway by VARs and their customers.

     Optical memory cards are used in conjunction with card reader/writer equipment connected to personal computers and accessed in the same manner as floppy disk drives. Such reader/writers are incorporated into LaserCard systems sold to VARs and other customers of the Company. The Company does not manufacture card reader/writers but does expect to continue purchasing such equipment from its sole-source supplier, Nippon Conlux Co., Ltd., a Japanese licensee of the Company. The price, performance, and availability of such reader/writers are factors in the commercialization of optical cards. The Company sells reader/writers for a few thousand dollars per unit, and these units generally include the Company's integration software and device drivers. Sales of a newly developed, smaller, and faster optical card reader/writer from Nippon Conlux began in early calendar year 1995. The Company believes that the smaller size and faster read/write speeds of this new model should have a positive effect on the optical memory card market.

     Two other licensees of the Company have the capability of producing LaserCard-compatible reader/writers but are not manufacturing them at this time. The Company can give no assurance that increased production of card reader/writers will occur in the near term or that high-volume sales and correspondingly lower prices will result. If market demand increases sharply over a short period of time, an initial shortage of reader/writers could result. The Company's inventory level for reader/writers fluctuates based on the timing of purchases and sales. Currently, the Company has a sales order backlog for card reader/writers and, therefore, does not maintain an inventory of this item at this time.

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

     LICENSING.   License revenues of $200,000 during the first six months of fiscal 1996 were the result of an agreement which includes a trademark license and an installment payment toward the purchase of a LaserCard distribution license. There were no license revenues for the first six months of fiscal 1995. License fees received by the Company are unconditional and nonrefundable, and no significant obligations remain unfulfilled by the Company under any of its licenses. The Company is actively pursuing its efforts to generate additional license revenues; however, license sales by the Company are sporadic and unpredictable as to timing and type of license. The magnitude of future license revenues, if any, cannot be predicted or inferred from past events.

     ROYALTIES. Although royalty revenues have not yet reached material amounts, the Company does anticipate future royalty income on a long-term, continuing basis from among two royalty-bearing optical memory card manufacturing licenses and several royalty- bearing, equipment-license upgrades previously sold. The Company cannot predict whether or when equipment or card sales by its licensees will result in material royalties to the Company, since the optical memory card industry is in the early commercial stage. Therefore, the Company is not relying on royalty income and does not expect it to be a significant factor in the near term.

     BACKLOG. The Company generally fills orders within 30 days of receipt of purchase order or release order. Therefore, there is not a consistent order backlog. At September 30, 1995, the Company's backlog totalled $840,000, mainly for reader/writers. The Company's quarterly sales are generally dependent upon new orders placed each quarter. Until a consistent material level of order backlog is established, the Company's quarterly sales are subject to material fluctuation.

MARGINS

     The gross margin on product sales for the first six months of fiscal 1996 was 30% as compared with 33% for the year-earlier period. Costs related to the optical memory card facility (depreciation expense, building lease payments, and other costs) are allocated to cost of sales based upon the level of manufacturing activity. As the facility is used for research and engineering purposes when not being used for manufacturing purposes, the remainder of these expenses are charged to research and engineering expense. During the first six months of fiscal 1996, facility expenses of $235,000 were allocated to card manufacturing as compared with $103,000 for last year's comparable period. The Company anticipates this allocation to increase as production and sales of optical memory cards increase. Likewise, there will be a decrease in research and engineering activities and, therefore, a decrease in research and engineering expenses when the optical memory card facility is used for manufacturing at a higher degree than at present.

INCOME AND EXPENSES

     The Company's losses from continuing operations were $441,000 for the second quarter of fiscal 1996 as compared with a $759,000 for last year's second quarter; and $894,000 for the first six months of fiscal 1996 versus $1,554,000 for the same period last year. The main difference between the amount for fiscal 1996 as compared with fiscal 1995 can be attributed to (a) the $200,000 in license revenues received in the fiscal 1996 first quarter, as discussed above under "Licensing," (b) the $200,000 in other income, as discussed below under "Other Income and Expense," and (c) a $376,000 decrease in depreciation expense, as discussed below under "Research and Engineering Expenses."

     SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES (SG&A). For the second quarter and first six months of fiscal 1996, SG&A expenses were $580,000 and $1,140,000, respectively, as compared with $428,000 and $938,000, respectively, for the comparable periods in fiscal 1995. Most of this difference is attributable to a $79,000 increase in payroll expenses and a $68,000 increase in legal expenses. SG&A spending is expected to continue at current levels for the short term. The Company's plans include increased marketing activity, which will be implemented if certain financial goals are achieved.

     RESEARCH AND ENGINEERING EXPENSES. Research and engineering expenses were $321,000 and $653,000, respectively, for the second quarter and first six months of fiscal 1996 as compared with $554,000 and $1,114,000, respectively, for last year's comparable periods. Research and engineering expenses primarily consist of the majority of the operating costs and depreciation and amortization expenses on the card facility, which is used both for engineering and for manufacturing. Depreciation and amortization expenses charged to research and engineering expenses decreased to $58,000 and $115,000, respectively, for the second quarter and first six months of fiscal 1996 as compared with $245,000 and $491,000, respectively, for the same periods last year. This was due mainly to a change in the estimated useful life of the optical card manufacturing equipment during fiscal 1995.

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

     OTHER INCOME AND EXPENSE. Other income for the second quarter of fiscal 1996 consisted of a $200,000 partial payment, received during the fiscal 1996 first quarter, toward a potential license upgrade. This amount was recorded as deferred revenue at June 30, 1995. During the fiscal 1996 second quarter, this nonrefundable payment was recognized as income due to the other party's subsequent default under the agreement. See Part II, Item 3, "Legal Proceedings."

     Interest income for the second quarter of fiscal 1996 was $26,000 versus $4,000 for last year's second quarter, mainly due to an increase in invested funds. Interest income for the first six months of fiscal 1996 was $32,000 as compared with $17,000 for the first six months of fiscal 1995. The Company's interest expense on short-term loans was $3,000 for the first six months of fiscal 1996 versus $2,000 for the first six months of fiscal 1995.

     DISCONTINUED OPERATIONS. During fiscal 1995, the Company completed settlement of its remaining commitments related to its emulsion photoplate operation, which was discontinued during fiscal 1993, at an amount lower than the Company's accruals for these items. Therefore, discontinued operations had income of $22,000 for the first six months of fiscal 1995. There was no income of this type for the first six months of fiscal 1996.

LIQUIDITY

     As of September 30, 1995, the Company had cash and cash equivalents of $2,284,000 and a current ratio of 3.2 to 1. Net cash used for operating activities was $787,000 for the first six months of fiscal 1996 as compared with $1,364,000 for last year's first six months. The Company had no long-term debt as of September 30, 1995.

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

     At the current level of product sales, the Company does not generate cash or profits from operations. To fund its operations, the Company requires either a substantial increase in order levels of optical cards, sales of additional licenses, or additional financing. Based on current raw material costs and other expense calculations, the Company estimates that it will break even on cash flow if it achieves annual sales in the range of 1.5 to 2 million cards.

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

     At September 30, 1995, the Company had an accumulated deficit of $24,523,000. The Company anticipates that the size of its losses will decrease due to anticipated increases in sales of optical memory cards and related products. However, if increased commercialization is delayed and the Company does not realize such increased sales, its losses will remain at previous levels, except in the event of sporadic sales of licenses which range in price from approximately $1 million for a card distribution license to over $10 million for a card manufacturing license.

     During the first six months of fiscal 1996, the Company had cash receipts, net of expenses, of $449,000 from the private placement of 115,000 shares of its common stock. These shares have not been registered under the Securities Act of 1933 and cannot be offered or sold in the United States absent registration or an applicable exemption from registration requirements. The Company has agreed to file an S-3 registration statement covering certain of the shares sold by the Company under private placements in fiscal years 1994, 1995, and 1996. At such time as the SEC approves the registration, the shareholders may resell the shares.

     During the first six months of fiscal 1996, Company employees and consultants purchased from the Company 325,150 shares of registered common stock, at an average price of $5.24 per share, through the exercise of stock options under the Company's 1991 Stock Option Plan, which resulted in additional cash receipts to the Company of $1,705,000. As of September 30, 1995, Company employees and consultants held unexercised, vested options to purchase 862,900 shares of common stock at exercise prices ranging from $4.25 to $9.06 per share, for an aggregate amount of $5,571,000 and an average price of $6.46 per share.

     The Company will vigorously continue its marketing and licensing efforts and will consider opportunities for additional equity financing in order to strengthen its cash position, to accelerate its marketing and sales activities, and to add software and manufacturing capabilities to more rapidly build sales of optical memory cards. The Company is not aware of any material adverse trends that would limit its ability to finance operations through additional equity placements, if required. However, the Company cannot guarantee that such financing would be available, if needed.

STOCK PRICE VOLATILITY

     The Company's common stock price is subject to significant volatility due to fluctuations in revenues, earnings, capitalization, liquidity, press coverage, and financial market interest. Some of these factors may be exacerbated because the Company operates solely in the optical memory card products industry, which is in the early stage of commercialization.


PART II.   OTHER INFORMATION


ITEM 3.    LEGAL PROCEEDINGS

     On September 28, 1995, the Company filed a complaint against LeRoy A. Pesch, Genus Technology Corporation, LAPESCH & Company, and Genus Technology, N.V., in Santa Clara County California Superior Court, to collect an $800,000 balance due under an upgrade license agreement entered into between the Company and Genus Technology Corporation. The other defendants are guarantors and/or co-obligors. The defendants are required to respond to the complaint by November 15, 1995.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the Company's September 15, 1995 Annual Meeting of Stockholders, the Company's stockholders (i) re-elected the Board of Directors; and (ii) approved amendments to the 1991 Stock Option Plan, including an increase in the number of shares reserved thereunder by 400,000 shares.

     On the amendment of the Stock Option Plan, 6,699,522 shares were voted in favor, constituting more than 77% of the 8,689,179 shares outstanding as of the proxy record date of July 18, 1995. The number of negative votes cast with respect to the amendments to the Stock Option Plan was 1,205,623.

     There were no other matters submitted to a vote of security holders during the quarter for which this report is filed.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)    Exhibit Number     Description                                            Page Number
            --------------     -----------                                            -----------
                 10.1          Amended "1991 Stock Option Plan" (Amended with              12
                               Stockholder Approval in Fiscal 1996 Second Quarter)


            No other exhibits are included in this report as the contents of the required exhibits are either not applicable to Registrant, to be provided only if Registrant desires, or contained elsewhere in this report.

     (b) No reports on Form 8-K were filed by Registrant during the quarter for which this report is filed.




                         DREXLER TECHNOLOGY CORPORATION

                                   SIGNATURES


       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


      Signature                   Title                           Date
      ---------                   -----                           ----

/s/ Jerome Drexler       Chairman of the Board of           November 10, 1995
------------------       Directors and President
Jerome Drexler           (Principal Executive Officer)


/s/Steven G. Larson      Vice President and Treasurer       November 10, 1995
-------------------      (Principal Financial Officer and
Steven G. Larson         Principal Accounting Officer)

                                EXHIBIT INDEX

Ex. 10.1 Amended "1991" Stock Plan" (Amended with Stockholder Approval in Fiscal 1996 Second Quarter)

Ex. 27          Financial Data Schedule