Form 10-Q
period 1995-12-31
DREXLER TECHNOLOGY CORP
filed 1996-02-06
CIK 30140

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934



For the quarter ended:                                   Commission file number:
  December 31, 1995                                                0-6377



                         DREXLER TECHNOLOGY CORPORATION
             (Exact name of Registrant as specified in its charter)



           Delaware                                               77-0176309
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)



1077 Independence Avenue, Mountain View, CA                       94043-1601
  (Address of principal executive offices)                        (Zip Code)



                                 (415) 969-7277
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.   [x] Yes   [ ] No


Number of outstanding shares of Common Stock, $.01 par value, at December 31,
1995:   8,826,447

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

     The results of operations for the nine months ended December 31, 1995 are not necessarily indicative of results to be expected for the entire year ending March 31, 1996.

                DREXLER TECHNOLOGY CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS


               (In thousands, except share and per share amounts)



                                     Assets

                                                             March 31,    December 31,
                                                               1995           1995
                                                               ----           ----
                                                                          (UNAUDITED)
Current assets:
   Cash and cash equivalents    . . . . . . . . . . . . . .  $  1,050       $  2,090
   Accounts receivable, net   . . . . . . . . . . . . . . .        98            700
   Inventories    . . . . . . . . . . . . . . . . . . . . .       586            814
   Other current assets.    . . . . . . . . . . . . . . . .       139            152
                                                             --------       --------
      Total current assets    . . . . . . . . . . . . . . .     1,873          3,756
                                                             --------       --------

Property and equipment, at cost . . . . . . . . . . . . . .    12,773         12,957
   Less--accumulated depreciation and amortization    . . .   (11,189)       (11,387)
                                                             --------       --------

      Property and equipment, net   . . . . . . . . . . . .     1,584          1,570

Patents, net  . . . . . . . . . . . . . . . . . . . . . . .     1,074          1,012
                                                             --------       --------

         Total assets   . . . . . . . . . . . . . . . . . .  $  4,531       $  6,338
                                                             ========       ========

                      Liabilities and Stockholders' Equity

Current liabilities:
   Accounts payable   . . . . . . . . . . . . . . . . . . .  $    420       $  1,135
   Accrued payroll costs    . . . . . . . . . . . . . . . .       222            289
   Advance payments from customers  . . . . . . . . . . . .       216            166
   Other accrued liabilities  . . . . . . . . . . . . . . .       137            142
                                                             --------       --------
         Total current liabilities  . . . . . . . . . . . .       995          1,732
                                                             --------       --------
Stockholders' equity:
   Preferred stock, $.01 par value:
      Authorized--2,000,000 shares
      Outstanding--none
   Common stock, $.01 par value:
      Authorized--15,000,000 shares
      Outstanding--8,358,029 shares at March 31, 1995
         and 8,826,447 shares at December 31, 1995  . . . .        83             88
   Additional paid-in capital   . . . . . . . . . . . . . .    27,082         29,405
   Accumulated deficit  . . . . . . . . . . . . . . . . . .   (23,629)       (24,887)
                                                             --------       --------
      Total stockholders' equity  . . . . . . . . . . . . .     3,536          4,606
                                                             --------       --------

         Total liabilities and stockholders' equity   . . .  $  4,531       $  6,338
                                                             ========       ========

                DREXLER TECHNOLOGY CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                    (In thousands, except per share amounts)


                                                                  Three Months Ended           Nine Months Ended
                                                                     December 31,                 December 31,
                                                                  1994          1995           1994          1995
                                                                  ----          ----           ----          ----
Revenues:
   Product sales  . . . . . . . . . . . . . . . . . . . . . .    $  232        $1,582        $ 1,572        $ 3,129
   License fees and royalties   . . . . . . . . . . . . . . .     1,003             7          1,016            224
                                                                 ------        ------        -------        -------
      Total revenues  . . . . . . . . . . . . . . . . . . . .     1,235         1,589          2,588          3,353
                                                                 ------        ------        -------        -------
Costs and expenses:
   Cost of product sales  . . . . . . . . . . . . . . . . . .       178         1,111          1,074          2,200
   Selling, general, and administrative expenses  . . . . . .       492           620          1,430          1,760
   Research and engineering expenses  . . . . . . . . . . . .       410           246          1,524            899
                                                                 ------        ------        -------        -------
      Total costs and expenses  . . . . . . . . . . . . . . .     1,080         1,977          4,028          4,859
                                                                 ------        ------        -------        -------

         Operating gain (loss) from continuing operations . .       155          (388)        (1,440)        (1,506)

Other income and expense:
   Other income   . . . . . . . . . . . . . . . . . . . . . .        --            --              4            200
   Other expense  . . . . . . . . . . . . . . . . . . . . . .        --            --             --             (5)
   Interest income  . . . . . . . . . . . . . . . . . . . . .         9            25             26             57
   Interest expense   . . . . . . . . . . . . . . . . . . . .        (2)           (1)            (4)            (4)
                                                                 ------        ------        -------        -------
      Total other income, net   . . . . . . . . . . . . . . .         7            24             26            248
                                                                 ------        ------        -------        -------

         Income (loss) from continuing operations   . . . . .       162          (364)        (1,414)        (1,258)

Income from discontinued operations . . . . . . . . . . . . .        --            --             22             --
                                                                 ------        ------        -------        -------

         Net income (loss)  . . . . . . . . . . . . . . . . .    $  162        $ (364)       $(1,392)       $(1,258)
                                                                 ======        ======        =======        =======
Income (loss) per share:
   Continuing operations    . . . . . . . . . . . . . . . . .    $ 0.02        $(0.04)       $ (0.17)       $ (0.15)
   Discontinued operations  . . . . . . . . . . . . . . . . .        --            --             --             --
                                                                 ======        ======        =======        =======
         Net income (loss)  . . . . . . . . . . . . . . . . .    $ 0.02        $(0.04)       $ (0.17)       $ (0.15)
                                                                 ======        ======        =======        =======

Weighted average common and common equivalent shares  . . . .     8,176         8,809          8,115          8,646
                                                                 ======        ======        =======        =======

                DREXLER TECHNOLOGY CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                 (In thousands)


                                                                             Nine Months Ended
                                                                                December 31,
                                                                            1994           1995
                                                                            ----           ----
Cash flows from operating activities:
   Net loss from continuing operations  . . . . . . . . . . . . . . . .   $(1,414)       $(1,258)
   Adjustments to reconcile net loss to net cash used
         for operating activities:
      Income from discontinued operations   . . . . . . . . . . . . . .        22             --
      Depreciation and amortization   . . . . . . . . . . . . . . . . .       691            331
      Provision for doubtful accounts receivable  . . . . . . . . . . .        --              1
   Changes in operating assets and liabilities:
      (Increase) decrease in accounts receivable  . . . . . . . . . . .        49           (603)
      Increase in inventories   . . . . . . . . . . . . . . . . . . . .      (171)          (228)
      (Increase) decrease in other assets   . . . . . . . . . . . . . .        13            (13)
      (Decrease) increase in accounts payable and accrued expenses  . .      (138)           801
      Decrease in advance payments from customers   . . . . . . . . . .      (163)           (50)
      Decrease in liabilities related to discontinued operations  . . .       (66)           (14)
                                                                          -------        -------

         Net cash used for operating activities . . . . . . . . . . . .    (1,177)        (1,033)
                                                                          -------        -------

Cash flows from investing activities:
   Purchase of property and equipment . . . . . . . . . . . . . . . . .      (170)          (199)
   Increase in patents  . . . . . . . . . . . . . . . . . . . . . . . .       (67)           (56)
                                                                          -------        -------

         Net cash used for investing activities . . . . . . . . . . . .      (237)          (255)
                                                                          -------        -------

Cash flows from financing activities:
   Proceeds from sale of common stock . . . . . . . . . . . . . . . . .       751          2,328
                                                                          -------        -------

         Net cash provided by financing activities  . . . . . . . . . .       751          2,328
                                                                          -------        -------

         Net increase (decrease) in cash and cash equivalents . . . . .      (663)         1,040

Cash and cash equivalents:
   Beginning of period  . . . . . . . . . . . . . . . . . . . . . . . .     2,114          1,050
                                                                          -------        -------
   End of period  . . . . . . . . . . . . . . . . . . . . . . . . . . .   $ 1,451        $ 2,090
                                                                          =======        =======

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF
ITEM 2.  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     RESULTS OF OPERATIONS--FISCAL 1996 THIRD QUARTER AND FIRST NINE MONTHS
         COMPARED WITH FISCAL 1995 THIRD QUARTER AND FIRST NINE MONTHS

REVENUES

     The Company's total revenues for the third quarter of fiscal 1996 were $1,589,000 as compared with $1,235,000 for last year's third quarter. Total revenues for the current nine-month period were $3,353,000 compared with $2,588,000 in the same period last year.

     OPTICAL MEMORY CARD PRODUCTS. Sales of optical memory cards and related products increased to $3,129,000 for the first nine months of fiscal 1996 as compared with $1,572,000 for last year's comparable period due to an increase in unit shipments.

     For the development of commercial market applications for its products, the Company utilizes Value Added Resellers (VARs) as part of its marketing and distribution program for LaserCard(R) products. Sales to VARs include the Company's optical memory cards, the Company's integration software and device drivers/host adapters, optical card reader/writers made by a licensee of the Company, and add-on peripherals made by other companies (such as equipment for adding a digitized photo, fingerprint, hand template, or signature to the cards). The VARs then may add application software, personal computers, and other peripherals, and resell these systems into their end-user markets.

     During the first nine months of fiscal 1996, the Company commercially sold approximately 263,000 LaserCard optical memory cards and 511 reader/writers versus 90,000 cards and 234 reader/writers during the first nine months of last year. Some of the more significant sales of optical memory cards and reader/writers in the fiscal 1996 first nine months included: 78,700 cards and 82 reader/writers for American medical data applications; 21,800 cards and 277 reader/writers to Information Spectrum, Inc. (a U.S. government contractor) for the U.S. Army's Automated Manifest System; 32,000 cards and 47 reader/writers to an Italian customer for several programs (including an electronic season ticket for the Parma soccer organization); 80,600 cards and 35 reader/writers to a VAR in the Philippines for two programs: (a) for the Clark Special Economic Zone for use as an admission pass and retail purchase log, and (b) for a Honda distributor for issuance to customers as an automobile warranty/maintenance records card; 10,000 cards for a healthcare field trial in Saudi Arabia; and 10,000 cards and 15 reader/writers to a customer in Brazil for a pilot healthcare/social security program.

     There can be no assurances that a VAR company will be successful in its markets and place follow-on orders with the Company for additional quantities of cards and systems. To upgrade its VAR customer base, the Company will continue its efforts to enlist additional VARs and eliminate nonproductive ones. The Company provides marketing leads, technical support, integration software, application development software tools, and demonstration software to assist VARs. Twelve new VARs purchased initial systems including optical cards and equipment during the first nine months of fiscal 1996.

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

     LICENSING.   License revenues of $200,000 during the first nine months of fiscal 1996 were the result of an agreement which includes a trademark license and an installment payment toward the purchase of a LaserCard distribution license. During the third quarter of fiscal 1995, the Company received a $1,000,000 single-payment license fee on the sale of an optical memory card distribution license to a Korean VAR. License fees received by the Company are unconditional and nonrefundable, and no significant obligations remain unfulfilled by the Company under any of its licenses. The Company is actively pursuing its efforts to generate additional license revenues; however, license sales by the Company are sporadic and unpredictable as to timing and type of license. The magnitude of future license revenues, if any, cannot be predicted or inferred from past events.

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

     BACKLOG. The Company generally fills orders within 30 days of receipt of purchase order or release order. Therefore, there is not a consistent order backlog. At December 31, 1995, the Company's backlog totaled $416,000. The Company's quarterly sales are generally dependent upon new orders placed each quarter. Until a consistent material level of order backlog is established, the Company's quarterly sales are subject to material fluctuation.

MARGINS

     The gross margin on product sales for the first nine months of fiscal 1996 was 30% as compared with 32% for the year-earlier period. The Company believes that the decrease in gross margins does not represent a trend. Gross margins will fluctuate based upon equipment and optical memory card product mix, type and volume of cards ordered, and price paid for optical card reader/writers based upon the yen/dollar exchange rate. Costs related to the optical memory card facility (depreciation expense, building lease payments, and other costs) are allocated to cost of sales based upon the level of manufacturing activity. As the facility is used for research and engineering purposes when not being used for manufacturing purposes, the remainder of these expenses are charged to research and engineering expense. During the first nine months of fiscal 1996, the Company allocated 42% of the facility expenses to card manufacturing as compared with 11% for last year's comparable period.

INCOME AND EXPENSES

     SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES (SG&A). For the third quarter and first nine months of fiscal 1996, SG&A expenses were $620,000 and $1,760,000, respectively, as compared with $492,000 and $1,430,000, respectively, for the comparable periods in fiscal 1995. The $128,000 increase in the third quarter is mainly due to a $58,000 increase in payroll expenses, a $29,000 increase in promotions and travel expenses, and a $17,000 increase in insurance expense. The $330,000 increase for the first nine months is mainly due to a $137,000 increase in payroll expenses, a $70,000 increase in legal expenses, a $54,000 increase in promotions and travel expenses, and a $41,000 increase in insurance expense.

     RESEARCH AND ENGINEERING EXPENSES. Research and engineering expenses were $246,000 and $899,000, respectively, for the third quarter and first nine months of fiscal 1996 as compared with $410,000 and $1,524,000, respectively, for last year's comparable periods. The optical memory card facility is used both for engineering and manufacturing. Therefore, the facility costs (depreciation expense, building lease payments, and other costs) are allocated between manufacturing and engineering based upon the level of manufacturing activity. Net expenses charged to research and engineering were $187,000 for the third quarter of fiscal 1996 versus $327,000 for the same period last year, and $699,000 for the first nine months of fiscal 1996 as compared with $1,295,000 for last year's comparable period. Software development costs related to reader/writers, peripherals, and other software development decreased to $59,000 and $200,000, respectively, for the third quarter and first nine months of fiscal 1996 as compared with $83,000 and $229,000 for last year's comparable periods. Depreciation and amortization expenses charged to research and engineering decreased to $115,000 for the first six months of fiscal 1996 as compared with $491,000 for the same period last year, mainly due to a change on October 1, 1994 in the estimated useful lives of the optical memory card manufacturing equipment. This change in estimate had no effect on the third quarter of fiscal 1996 as compared with the third quarter of fiscal 1995.

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

     OTHER INCOME AND EXPENSE. Other income for the first nine months of fiscal 1996 consisted of a $200,000 partial payment, received during the fiscal 1996 first quarter, toward a potential license upgrade. This amount was recorded as deferred revenue at June 30, 1995. During the fiscal 1996 second quarter, this nonrefundable payment was recognized as income due to the other party's subsequent default under the agreement. See Part II, Item 3, "Legal Proceedings."

     Interest income for the third quarter of fiscal 1996 was $25,000 versus $9,000 for last year's third quarter, mainly due to an increase in invested funds. Interest income for the first nine months of fiscal 1996 was $57,000 as compared with $26,000 for the first nine months of fiscal 1995. The Company's interest expense on short-term loans was $4,000 for the first nine months of fiscal 1996 and fiscal 1995.

     DISCONTINUED OPERATIONS. During fiscal 1995, the Company completed settlement of its remaining commitments related to its emulsion photoplate operation, which was discontinued during fiscal 1993, at an amount lower than the Company's accruals for these items. Therefore, discontinued operations had income of $22,000 for the first nine months of fiscal 1995. There was no income of this type for the first nine months of fiscal 1996.

                                   LIQUIDITY

     As of December 31, 1995, the Company had cash and cash equivalents of $2,090,000 and a current ratio of 2.2 to 1. Net cash used for operating activities was $1,033,000 for the first nine months of fiscal 1996 as compared with $1,177,000 for last year's first nine months. The Company had no long-term debt as of December 31, 1995.

     The Company has not established a line of credit. Generally, the Company's customers make advance payments, in whole or in part, at time of order placement because the Company's optical memory cards are usually made to custom specifications that are specific to each customer, end user, or application. Therefore, the Company believes that working capital should be sustainable provided order levels increase. The Company may negotiate a line of credit if and when it becomes appropriate.

     At the current level of product sales, the Company does not generate cash or profits from operations. To fund its operations, the Company requires either a substantial increase in order levels of optical cards, sales of additional licenses, or additional financing. Based on current raw material costs and other expense calculations, the Company estimates that it will break even on operations at annual sales of approximately 1.5 million cards along with sales of related hardware.

     The Company has updated its plan to increase card production capacity, which calls for the addition of $4.3 million in capital equipment to the card manufacturing facility and additional production employees when customer orders are of sufficient magnitude to justify each incremental step. Previously, in its Report on Form 10-K for the year ended March 31, 1995, the Company estimated a requirement for $3 million in capital additions to attain a 25 million card production level. The updated plan provides for a greater variety of optical memory card versions based upon presently known customer requirements. The added $1.3 million investment in a high-throughput, color-printing press would further expand the Company's color ink printing capacity. This would permit color printing of all of the 25 million cards per year that the Company estimates it could produce in an updated manufacturing facility. The $4.3 million investment in capital equipment would be implemented incrementally, as follows: to increase the current production equipment capabilities from 3 million to 6 million cards annually, $500,000; for producing up to 10 million cards annually, $2.4 million more; for producing up to 25 million cards annually, $1.4 million more. The Company may make additional capital investments for cost savings and other purposes.

     At December 31, 1995, the Company had an accumulated deficit of $24,887,000. The Company anticipates that the size of its losses will decrease due to anticipated increases in sales of optical memory cards and related products. However, if increased commercialization is delayed and the Company does not realize such increased sales, its losses will remain at previous levels, except in the event of sporadic sales of licenses which range in price from approximately $1 million for a card distribution license to over $10 million for a card manufacturing license.

     During the first nine months of fiscal 1996, the Company had cash receipts, net of expenses, of $446,000 from the private placement of 115,000 shares of its common stock. These shares have not been registered under the Securities Act of 1933 and cannot be offered or sold in the United States absent registration or an applicable exemption from registration requirements. The Company has agreed to file an S-3 registration statement covering certain of the shares sold by the Company under private placements in fiscal years 1994, 1995, and 1996. At such time as the SEC approves the registration, the shareholders may resell the shares.

     During the first nine months of fiscal 1996, Company employees and consultants purchased from the Company 351,800 shares of registered common stock, at an average price of $5.31 per share, through the exercise of stock options under the Company's 1991 Stock Option Plan, which resulted in additional cash receipts to the Company of $1,867,000. As of December 31, 1995, Company employees and consultants held unexercised, vested options to purchase 861,550 shares of common stock at exercise prices ranging from $4.25 to $9.06 per share, for an aggregate amount of $5,615,000 and an average price of $6.52 per share.

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

FORWARD-LOOKING STATEMENTS

     Certain statements made above relating to plans, objectives, and economic performance go beyond historical information and may provide an indication of future results. To that extent, they are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and each is subject to factors that could cause actual results to differ from those in the forward-looking statement. Such factors are described above and in the documents filed by the Company from time to time with the Securities and Exchange Commission, including Form S-3 Registration Statement 33-88588.


PART II.  OTHER INFORMATION

ITEM 3.   LEGAL PROCEEDINGS

     On September 28, 1995, the Company filed a complaint against LeRoy A. Pesch, Genus Technology Corporation, LAPESCH & Company, and Genus Technology, N.V. ("Genus"), in Santa Clara County

California Superior Court, to collect an $800,000 balance due under an upgrade license agreement entered into between the Company and Genus. The other defendants are guarantors and/or co-obligors.

     On November 29, 1995, the defendants answered by denying the allegations of the complaint and asserting as a cross-complaint that defendant Genus was wrongly denied the right to purchase 400,000 shares of the Company's common stock at a purchase price of $5.75 per share. The Company believes this cross-complaint to be meritless.

     On January 16, 1996, the parties entered into a stipulation to submit all issues raised in this litigation to binding arbitration before the American Arbitration Association. The Company intends to vigorously pursue the complaint and vigorously defend the cross-complaint.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of security holders during the quarter for which this report is filed.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) No exhibits are included in this report as the contents of the required exhibits are either not applicable to Registrant, to be provided only if Registrant desires, or contained elsewhere in this report.

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

       Signature                      Title                                       Date
       ---------                      -----                                       ----
/s/Jerome Drexler            Chairman of the Board of                       February 6, 1996
-------------------------    Directors and President
Jerome Drexler               (Principal Executive Officer)



/s/Steven G. Larson          Vice President of Finance and Treasurer        February 6, 1996
-------------------------    (Principal Financial Officer and
Steven G. Larson             Principal Accounting Officer)
