Form 10-K/A
period 1995-03-31
DREXLER TECHNOLOGY CORP
filed 1996-04-24
CIK 30140

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-K/A

                   AMENDMENT NO. 1 TO FORM 10-K ANNUAL REPORT
     PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended:                               Commission file number:
     March 31, 1995                                              0-6377

                         DREXLER TECHNOLOGY CORPORATION
             (Exact name of registrant as specified in its charter)

         Delaware                                               77-0176309
    (State or other jurisdiction of                         (I.R.S.  Employer
   incorporation or organization)                           Identification No.)

1077 Independence Avenue, Mountain View, CA                     94043-1601
 (Address of principal executive offices)                       (Zip Code)

                                 (415) 969-7277
              (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:

      None                                                          None
 (Title of each class                                     (Name of each exchange
    so registered)                                          on which registered)

           Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.01 Par Value
                                (Title of class)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / / Yes /X/ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. /X/ Yes / / No

Based on the last trade price of the Company's Common Stock on The Nasdaq Stock Market on June 19, 1995, the aggregate market value of the voting stock held by non-affiliates of the registrant is approximately $55,859,000.

          Number of outstanding shares of Common Stock, $.01 par value, at June 19, 1995: 8,530,879

                    Documents Incorporated by Reference: NONE

       The undersigned Registrant hereby amends Part III, Item 11, of its Annual Report on Form 10-K for the fiscal year ended March 31, 1995 as follows, in order that such item correspond to the information contained in Registrant's definitive Proxy Statement dated August 10, 1995, for the 1995 Annual Meeting of Stockholders (the "Proxy Statement") as follows:


ITEM 11.          EXECUTIVE COMPENSATION

A.    COMPENSATION OF OFFICERS

      The following table summarizes the total compensation paid to the Company's President and Executive Vice President through June 19, 1995 for the 1995 fiscal year ended March 31, 1995, as well as the total compensation paid to them for the Company's two previous fiscal years, for services rendered in all capacities to the Company and its subsidiaries. No other executive officer of the Company earned $100,000 or more in salary and bonuses for the 1995 fiscal year.



                           SUMMARY COMPENSATION TABLE

                                                                   ANNUAL COMPENSATION               LONG-TERM COMPENSATION
                                                                   -------------------               ----------------------
                                           FISCAL                                                      SHARES UNDERLYING
NAME AND PRINCIPAL POSITION                 YEAR              SALARY ($)             BONUS ($)         OPTION GRANTS (#)
- ---------------------------                ------             ----------             ---------         -----------------

Jerome Drexler,                              1995            $146,956                 $    0               17,000
  Chairman of the Board                      1994            $122,308                 $    0               72,000(1)
  and President                              1993            $140,075                 $    0               58,000

Christopher J. Dyball,
  Executive Vice President                   1995            $102,979                 $    0               17,000
  and General Manager,                       1994            $ 87,218                 $    0               15,000
  Card Manufacturing                         1993            $ 99,555                 $    0               75,000

- -----------------
(1) This option was granted in January of 1993 (fiscal 1993) subject to stockholder approval of certain amendments to the 1991 Stock Option Plan, which approval was obtained in September of 1993 (fiscal 1994).


STOCK OPTION GRANTS

      The table below sets forth the stock options granted to the Company's President and Executive Vice President under the Company's 1991 Option Plan during the 1995 fiscal year ended March 31, 1995. No other executive officer of the Company earned $100,000 or more in salary and bonuses for the 1995 fiscal year. The table sets forth hypothetical dollar gains or "option spreads" for the options at the end of their respective terms, as calculated in accordance with the rules of the Securities and Exchange Commission. Each gain is based on arbitrarily assumed annualized rates of compounded appreciation of the market price at the date of grant of 5% and 10% from the date the option was granted to the end of the option term. However, no gain to the optionee is possible without an increase in stock price, which will benefit all stockholders commensurately. A zero percent gain in stock price appreciation will result in zero dollars for the optionee. Actual gains, if any, on option exercises are dependent on the future performance of the Company's Common Stock.

                        OPTION GRANTS IN LAST FISCAL YEAR

                                     INDIVIDUAL GRANTS
                  ----------------------------------------------------
                                                                            POTENTIAL REALIZABLE VALUE AT
                                 PERCENT OF                                   ASSUMED ANNUAL RATES OF
                    SHARES     TOTAL OPTIONS    EXERCISE                    STOCK PRICE APPRECIATION FOR
                  UNDERLYING     GRANTED TO       PRICE                      5- OR 10-YEAR OPTION TERM
                   OPTIONS       EMPLOYEES      ($/SHARE)    EXPIRATION      -------------------------
       NAME       GRANTED(#)   IN FISCAL YEAR      (1)         DATE(2)           5%               10%
       ----       ----------   --------------   ---------      -------           --               ---

Jerome Drexler     17,000          18.3%         $4.6875    Sept. 1, 2004      $50,115          $127,001

Christopher J.
   Dyball          17,000          18.3%         $4.6875    Sept. 1, 1999      $22,016          $ 48,650

- ---------------
(1) At the discretion of the Board of Directors and/or Stock Option Committee, the optionee may pay the exercise price to the Company in cash, by promissory note, or by delivering already owned shares, subject to certain conditions.

(2)   These options are subject to earlier termination in certain events.


      The following table sets forth the value of options exercised by the Company's President and Executive Vice President during the 1995 fiscal year and remaining unexercised at year-end. All options which remained unexercised at March 31, 1995 were granted under the 1991 Option Plan and were exercisable in full as of that date.


                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR-END OPTION VALUES

                            SHARES        VALUE    NUMBER OF SECURITIES UNDERLYING       VALUE OF UNEXERCISED
                         ACQUIRED ON    REALIZED       UNEXERCISED OPTIONS AT          IN-THE-MONEY OPTIONS AT
           NAME          EXERCISE (#)   ($)(1)         FISCAL YEAR-END (#)(2)         FISCAL YEAR-END ($)(1)(2)
           ----          ------------   --------        ----------------------        -------------------------
Jerome Drexler                  0        $    0               162,000                         $20,188

Christopher J. Dyball       4,000        $5,490               126,000                         $29,502

- -------------------
(1) The dollar values of the shares acquired on exercise of options and the options remaining unexercised at year-end were calculated based on the difference between the fair market value of the Company's Common Stock at the time of exercise and as of March 31, 1995, respectively, multiplied by the number of shares underlying the respective options.

(2)   All of these options are fully exercisable.

      The Company cannot now determine the number of options to be received in the future by all current executive officers as a group, all current directors who are not also executive officers as a group, or all employees including current officers who are not executive officers as a group. Under the terms of the 1991 Stock Option Plan, the Board of Directors and/or Stock Option Committee retains discretion, subject to certain limits, to modify the terms of outstanding options.

B.    DIRECTOR COMPENSATION

      During the 1995 fiscal year, each director received a monthly fee of $750 for serving as a director. Effective July 6, 1995, the Company increased the monthly fee paid to each director to $1,200. Since February 1, 1985, the cash compensation paid to each director has been $750 per month. Management determined that an inflation adjustment is required to become competitive with other public companies in the ability to attract and retain qualified and experienced Board members. The financial impact of this increase is $5,400 per year per director, for a total additional annual outlay of $16,200, based on the Company's current three-person Board.

      The 1991 Stock Option Plan provides for the automatic grant of a five-year option to purchase 15,000 shares of the Company's Common Stock on the date any person first becomes a director. These grants to newly elected directors become exercisable in cumulative increments of one-third each at the end of 24 months, 36 months, and 48 months from the date of grant. The Company is not proposing any changes to this procedure.


      The Company's 1991 Stock Option Plan further provides that on the date of the Company's annual meeting of stockholders, each director who has served as a director of the Company for the preceding nine-month period, who is also a member of the Stock Option Committee, and who is re-elected at such annual meeting, is automatically granted a five-year option to purchase 3,000 shares of the Company's Common Stock. The exercise price for options granted to newly elected directors and re-elected directors is the fair market value of the Company's Common Stock on the effective date of the grant of the option. The option share grants to such re-elected directors are exercisable in full at the time of grant. The Company proposes, subject to shareholder approval, to increase the annual automatic option grants to re-elected directors who are members of the Company's Stock Option Committee from 3,000 option shares to 6,000 option shares, beginning with the 1995 election.


C.    COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

      Jerome Drexler, the Company's President, is a member of the Compensation Committee. The Compensation Committee is responsible for setting the salaries of the Company's executive officers, other than the President, and for certain other management employees of the Company and its subsidiaries.


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

             DREXLER TECHNOLOGY CORPORATION



             by:  /s/Steven G. Larson
                  --------------------------------------------------------------
                  Steven G. Larson
                  Vice President of Finance and Treasurer
                  (Principal Financial Officer and Principal Accounting Officer)

Dated:  April 24, 1996