Form 10-K
period 1996-03-31
DREXLER TECHNOLOGY CORP
filed 1996-06-27
CIK 30140

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)                           FORM 10-K
     /X/       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                    For the Fiscal Year Ended March 31, 1996

                                       OR
     / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                    For the Transition Period from     to
                                                   ----  ----
                         Commission File Number: 0-6377

                         DREXLER TECHNOLOGY CORPORATION
- -------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                               77-0176309
- -------------------------------                              ------------------
(State or other jurisdiction of                              (I.R.S.  Employer
 incorporation or organization)                              Identification No.)

1077 Independence Avenue, Mountain View, CA                      94043-1601
- -------------------------------------------                      -----------
 (Address of principal executive offices)                         (Zip Code)

                                 (415) 969-7277
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:

       None                                                         None
- --------------------                                      ----------------------
(Title of each class                                      (Name of each exchange
   so registered)                                          on which registered)


           Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.01 Par Value
                          ----------------------------
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. /X/ Yes / / No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

Based on the last trade price of the Company's Common Stock on The Nasdaq Stock Market on June 24, 1996, the aggregate market value of the voting stock held by non-affiliates of the registrant is approximately $113,556,000.

        Number of outstanding shares of Common Stock, $.01 par value, at
                            June 24, 1996: 8,900,624

                      DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Definitive Proxy Statement for the 1996 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

                                     PART I

ITEM 1.           BUSINESS

(a)  General Development of Business

     Drexler Technology Corporation was incorporated under the laws of the State of California on July 23, 1968, and was reincorporated as a Delaware corporation on September 17, 1987. Drexler Technology Corporation and its wholly owned subsidiary, LaserCard Systems Corporation, (the "Company") develop, manufacture, and market optical data storage products used with personal computers for information recording, storage, and retrieval.

     The Company's product line consists of LaserCard(R) optical memory cards, optical card data systems, interface software, demonstration software, and software development tools. The Company's customers are mainly value-added reseller (VAR) companies throughout the world that develop commercial applications for LaserCard products. Target markets include consumer, business, and government applications for portable, recordable, unitary record cards. These applications include healthcare, secure access/ID, cargo manifests, and automobile warranty/maintenance records. The Company's revenues also include front-end license fee payments from the occasional sale of nonexclusive licenses and/or royalties under such licenses.

     The history of the Company's optical data products business began while the Company was a supplier of consumable products to the Semiconductor Industry. Initially and for many years, the Company sold photomasks, photochemicals, and emulsion-coated glass photoplates used in the production of integrated circuits. Then in the 1980s, during experiments with glass photoplates as a possible data storage material, Company personnel made discoveries which led to the development of "Drexon," a new laser recording medium comprised of pure silver metal particles suspended in a matrix. Later experiments with Drexon(R) on a flexible substrate led to the invention and patenting by the Company of a credit-card sized optical memory card containing a reflective stripe of the Drexon material. Gradually, the Company's focus shifted to card-related product development, manufacturing, and licensing, and the Company sold the assets of two of its semiconductor-related product lines. When the Company discontinued the production of photoplates in fiscal 1993, its transition from the Semiconductor Industry to the Information Technology Industry was completed.

     Trademarked "LaserCard," the Company's optical memory card is a laser recordable, nonvolatile, digital-data storage card that can store more than 4 megabytes of information and can be carried in a wallet. The Company's subsidiary, LaserCard Systems Corporation (LSC) develops optical card systems and interface software, sells optical card reader/writers and various peripherals manufactured by other companies, and sells optical memory cards manufactured by the Company. In mid-1991, LSC launched a value-added reseller program for worldwide marketing and distribution of optical cards and card systems, which led to commercial card sales by several VARs by 1993.

     Today, Drexler Technology Corporation is the leading manufacturer of optical memory cards and has 90 VAR companies in 50 countries. Orders from VARs usually range from 5,000 to 50,000 cards per order, with the largest single-card order to date being 100,000, but order quantities have not yet reached the levels required to achieve operating profits. When cards are ordered in the thousands, the typical wholesale price to VARs is $4 to $5 per card. As explained under "Management's Discussion and Analysis," the Company's card manufacturing factory has a designed production capacity of up to 25 million optical cards per year, depending upon card type and color-printing requirements.

     Current commercial applications and some of the potential uses for the LaserCard are:

     --  Medical history cards and citizens' health cards
     --  Prenatal care records
     --  Medical image storage cards
     --  Laser eye surgery equipment setup/data storage/key cards
     --  Identification cards
     --  Military cargo manifests
     --  Data logging/recordkeeping
     --  Secure entry passes, including soccer-season tickets
     --  Student IDs/records
     --  Immigration cards
     --  Auto repair/warranty records

(b)  Financial Information about Industry Segments

     Item 8, Consolidated Financial Statements and Supplementary Data, contains industry segment information.

(c)  Narrative Description of Business

OPTICAL MEMORY CARDS

Optical Data Storage

     Optical data storage systems use light to write and/or read information. This information generally is stored digitally in a binary code of "1" or "0" bits that are represented by either the presence or absence of a physical "spot" on the recording surface. The difference in reflectivity between the background surface and the individual spot is measured by a light-sensing device and, thereby, is converted into an electrical signal. These signals are then translated by a microprocessor into text, graphics, voice, or pictures. A major feature of optical data storage systems is that very large amounts of data can be stored on a relatively small media-surface area since the data spots are microscopic in size and tightly compacted.

     A read/write optical data storage system is comprised of a medium upon which digital information is recorded using a laser, equipment which writes and reads the digital information (a "reader/writer"), system software, and application software. The Company does not manufacture reader/writers but purchases them from a licensed supplier and resells them to customers. The Company develops system software, as described later in this report, and customers develop application-specific software. The Company manufactures and sells its data storage medium in the form of laser-recordable, optical memory cards.

     The general advantages of optical card storage systems over either magnetic or semiconductor memories typically include high storage capacity, durability, low cost per bit stored, and resistance to data degradation or erasure by exposure to magnetic fields. Magnetic and most semiconductor media are updatable and erasable. The Company's optical cards are not erasable but are updatable and correctable. This feature is beneficial for numerous applications--for example, medical, cargo manifest, access, and identification cards. The Company believes that updatable, correctable, nonerasable optical cards will constitute an important segment of the market for portable data storage.

Drexon(R) Laser-Recording Medium

     The Drexon laser-recording medium was invented and patented by the Company for optical data storage. It consists of a thin, organic film or colloidal matrix containing a thin layer of silver particles. Using proprietary and patented processes, the Drexon medium is produced by chemical conversion of photographic emulsions. This creates a gold-colored, mirror-like, reflective recording surface. The Drexon medium permits data to be recorded by a laser, prerecorded using photolithography, or both, as described under "Prerecording."

     The Drexon medium is direct-read-after-write (DRAW). DRAW media permit data to be read immediately after laser recording--for instantaneous checking of information. The Drexon medium also is classified as WORM (write once, read many times). This means that data can be laser written and read at any time, but once an area is recorded, that same area may not be overwritten with new data. Although data can be corrected or updated through the use of system software, all previous data remains on the Drexon medium. Since it is nonvolatile, the Drexon medium is not subject to data loss or degradation by exposure to magnetic fields or electronic signals.

LaserCard(R) Features and Markets

     The LaserCard optical memory card is made of three layers of electron-beam laminated polycarbonate plastic, with the Drexon laser recording stripe bonded in the center of the laminate. This card is the size, shape, and thickness of a standard credit card so that it can be carried in the wallet. Some of the key features of the Company's optical memory cards are:

     --  Permanent, nonvolatile, recordable, updatable, correctable

     --  Durable media and card construction suitable for wallet environment

     --  High data storage capacity for its credit-card size

     --  High difficulty of forgery, tampering, or counterfeiting

     --  Audit trail of all data and updates

     -- Computer-readable, digital, security options (biometric identifiers, user codes, photographs)

     -- Visible, manufacturer-printed security options (watermarks, security codes, emblems)

     -- Visible, add-on security options (photograph/cardholder data, holograms, signature panels)

     --  Usable in multiple applications

     -- Optional add-ons of other data storage technologies (magnetic stripe, optical character recognition/OCR, bar code, integrated circuit/IC chip)

     The LaserCard is designed primarily for carrying useful, time-saving, cost-saving, or life-saving data in the wallet and for sequentially recording and storing information in a secure, permanent mode. It is targeted toward the following types of information systems:

     -- Data recording and transaction systems--for unitary medical records and citizens' health cards, warranty and service records, cargo manifests, laser eye surgery systems, and multimedia applications

     -- Identification systems--for secure tickets and entry passes, immigration cards, and other ID cards

     -- Image storage systems--for medical images (CT scans, MRIs, X-rays) and document images (confidential filing systems)

Writing and Reading

     A low-power, semiconductor-diode laser is used to write information onto the LaserCard. The laser is about the size of a thumbtack and is housed inside an optical card reader/writer. The LaserCard is inserted into a slot in the reader/writer, which is connected to a personal computer. Information is recorded by focusing a laser beam through the upper clear layer of the card and forming microscopically small spots onto the embedded optical stripe, so that recorded information is protected deep inside the card structure. The recorded spots represent digital data, the language of computers.

     Since the reader/writer is connected to a personal computer, data can be entered onto the card from the computer's memory or by using the computer's keyboard. Equipment such as fax machines, medical imaging devices, document scanners, or even other data storage media also can transfer data, through a personal computer, onto the card. Information stored on the optical memory card is read back using the same reader/writer or a compatible unit. Data read from the card can be printed, displayed on a computer monitor, or used to operate a system. LaserCard systems can be used with data communication networks and also with stand-alone computers.

     System software enables the user to write, read, delete, correct, and update data as if the LaserCard were a floppy disk. However, unlike a floppy disk, which allows re-recording directly over erased data, the LaserCard maintains both old and new data, thus providing a permanent, verifiable, audit trail.

Storage Capacity

     The amount of information that can be stored on an optical card is dependent upon such factors as data density and compression, card reader/writer design, and spot size. Spot size is measured in microns. (A micron is 1/1,000 of a millimeter, or about 1/75 the width of a human hair. The smallest size spot the human eye can see is about 20 microns.) The size of spot used is determined by the card format and the configuration of the reader/writer. A spot size of
2.25 microns is used for the Conlux LC-305 reader/writer currently sold by the Company.

     A portion of the card's storage capacity is used for the error detection and correction code (EDAC), a method routinely used throughout the computer industry to compensate for errors from physical damage to data files. Data-storage capacity also is determined by data compression and the type of data encoding technique used. Thus, the storage capacity of the optical memory card varies based on the type of data stored, EDAC, spot size, data compression, encoding technique, reader/writer equipment configuration, and format.

     The standard LaserCard has a total data capacity of 4.1 megabytes and, after EDAC, a user data capacity of 2.86 megabytes. This represents about 350 times the storage capacity of an 8 kilobyte IC chip card and over 2,800 times the capacity of the standard 1 kilobyte IC chip card. (A byte is a unit of computer storage and is the amount of computer memory needed to store a single number or letter. A megabyte is one million bytes; a kilobyte is one thousand bytes.) Magnetic stripes are capable of holding 0.2 to 0.9 kilobytes--which is less than 0.03% of a standard LaserCard. A special 6.6 megabyte capacity LaserCard (4.2 megabytes of user data capacity) has been used by one customer for storing medical images such as MRI (magnetic resonance imaging) scans. Regardless of its storage capacity, the LaserCard is identical in size to a conventional credit card and can be carried in the wallet.

Prerecording

     Another feature of the LaserCard is its recordability both during the card manufacturing process and afterward. During card manufacture, since photographic film is used to make the Drexon medium, photolithography is used to prerecord optical digital data and formatting while the film is still photosensitive. After the film is processed to become Drexon and made into cards, data can be laser recorded at any time-- over a period of years (for example, a health history) or over a period of minutes (for example, a set of MRI studies).

     To perform card prerecording or preformatting, the data pattern is printed repeatedly, end to end, onto a strip of photographic film. This film is spliced into a master loop, then inserted into a photolithographic machine. There, a light source accomplishes "printing with light" by exposing the loop's images onto long lengths of film at the rate of about 300 feet per minute. These lengths of film, after chemical conversion and physical development into Drexon, are laminated between polycarbonate sheets and cut into cards. On the finished cards, the data pattern has low reflectivity and the background is more reflective. The Drexon material's ability to be prerecorded is utilized not only for preformatting the LaserCard but also to add security features such as special codes, micro-line printing of text or graphics, and the like. If desired, a LaserCard could be fully prerecorded with data during manufacture.

Card Security

     The level of data security used with the LaserCard will depend on the application. Storing automobile maintenance records requires little or no data security, whereas very high security features can be employed to protect confidential information such as medical records and other personal data.

     The optical recording stripe has enough memory to hold multiple, nonerasable security safeguards in addition to all of the application data and an audit trail as described below. Computer-readable security features that can be stored on the optical stripe include digitized color photographs; biometric identifiers such as digitized signatures, fingerprints, and hand geometries; extensive biographic data; and multiple PINs (personal identification numbers). Combinations of these and other identifiers can be recorded on the card when it is initialized by the card issuer, for later verification that the person using the card is authorized to do so.

     In addition to computer-readable identifiers on the optical stripe, individualized eye-readable information such as the cardholder's name and address, a photograph (in full color or black-and-white), description, or other information can be printed directly onto the back of the LaserCard for visual identity verification.

     Using software, data on the optical memory card can be segmented according to confidentiality level (for example, patient records separated from insurance information or pharmacy records) so that access to each area of the card can be controlled separately. For applications that warrant cryptography, all data can be recorded using data encryption algorithms--for example, the U.S. government's Data Encryption Standard (DES). In addition, during the card manufacturing process, the Company can prerecord a dedicated card/equipment digital interface code to the cards' recording surface so that unauthorized cards will not function in dedicated equipment, or vice versa.

     Because the LaserCard is a nonvolatile, WORM memory card that cannot be erased, it can hold a complete audit trail of all data, changes, and deletions. This can be accomplished through software--to allow access to previously recorded files and, if desired, to record each attempt to access data from the card. Competitive card technologies such as magnetic-stripe cards and IC cards cannot store enough data to provide this audit trail or other high-security features that are storage-capacity dependent. They also are susceptible to counterfeiting and contain volatile (erasable) memory that can be destroyed by static electricity, the intentional application of voltage, or other electromagnetic interference. (For additional comparisons, see "Storage Capacity" and "Competition.")

Licensing

     The Company has developed a portfolio of United States and foreign patents which have generated significant revenues in the form of license agreements related to optical memory cards and equipment for using optical cards. The Company's patent licensing program is directed primarily toward licensing the manufacture of optical memory card reader/writers and, in a few special cases, manufacture of optical memory cards themselves. The Company presently offers nonexclusive, royalty-bearing licenses for optical card reader/writer manufacture and for card manufacture. Also offered are nonexclusive licenses for optical memory card distribution, thereby creating licensed card distributors in regions of the world, who can purchase cards wholesale from the Company at prices lower than the prices charged to VARs. The royalty-bearing, reader/writer manufacturing licenses include card distribution rights and, in some cases, license upgrades for rights to additional patents. The Company estimates that approximately ten licensees currently are involved in some aspect of the optical card industry, such as card reader/writer manufacture, card manufacture, market development, standards, system integration, or software development.

     The initial fees charged by the Company for its licenses vary based on the rights and benefits of each license. License fees are unconditional and nonrefundable and no significant obligations remain unfulfilled by the Company under any of the licenses. The Company will continue its licensing efforts on a selective basis, although the timing, number, type of license, and magnitude of future license sales, if any, cannot be predicted.

Basic Licenses and Upgrades

     The Company has sold limited-term, nonexclusive, basic licenses to over 25 companies worldwide. Each such license involved a one-time license payment and no royalties. The basic license included certain technical know-how, information, and nonexclusive licenses under certain patents owned by the Company, involving equipment for reading and writing optical memory cards. Some of these licenses include card distribution rights for the purchase of optical memory cards, for use or resale, at the Company's most favorable pricing. The Company also has sold five nonexclusive, royalty-bearing license upgrades related to equipment for reading and writing optical memory cards. The upgrade extends the term of the basic license and covers equipment patents issued to the Company after the date limits of the original basic license agreements. No basic licenses or upgrades have been sold since 1989.

Card Distribution Licenses

     In fiscal 1995, the Company sold a nonexclusive, royalty-free, card distribution license for a one-time payment of $1 million to a Korean firm that initially was a VAR of the Company. A card distribution license entitles the licensee to purchase optical memory cards from the Company at the most favorable pricing, for use or resale. Card prices to licensed distributors are typically 10% to 15% below VAR pricing for cards having similar data capacity, printing complexity, formatting complexity, specifications, tolerances, quality, quantity, and delivery times. In fiscal 1996, no similar licenses were sold, although a $200,000 payment was received toward the purchase of a card distribution license in conjunction with a trademark license.

Card Manufacturing Licenses

     Two nonexclusive, royalty-bearing, patent licenses have been sold by the Company for optical card manufacture--one in fiscal 1989 and one in fiscal 1991. The license fee for each was $10 million plus long-term, periodic royalty payments to the Company. The 1989 license sale was to Canon Inc., which previously also had purchased a basic license from the Company. In 1991, the card licensee was Optical Memory Card Business Corporation ("OMCBC"), a Japanese company formed by Dai Nippon Printing Co. and three of the equipment licensees of the Company--Nippon Conlux Co., Ltd., Olympus Optical Co., Ltd., and Omron Corporation. As described under "Competition," OMCBC is a second source (alternative) supplier for optical cards compatible with the Company's cards. The Company may consider the sale of additional such licenses, but the future sale or timing of such licenses cannot be predicted or inferred from past events.

OPERATIONS

Card Production Volumes

     Optical cards are produced at the Company's card manufacturing facility in Mountain View, California. As explained under "Management's Discussion and Analysis," the card manufacturing facility is designed for a production capacity of 25 million optical cards per year, depending upon card type and color-printing requirements. In fiscal 1996, the Company manufactured and sold about 420,000 optical memory cards, primarily for commercial card orders, and made an additional quantity of marketing sample cards.

     The optical memory card is in its early commercial stage. The Company currently makes and sells optical cards in order quantities typically ranging from 5,000 to 50,000 cards per order, with the largest single-card order to date totaling 100,000 cards. This volume is expected to increase as the market expands and/or when one or more major customer programs require a very large initial quantity of cards. The Company believes there are prospects for such programs and market expansion, but cannot predict if or when larger orders will occur.

Systems

     LaserCard Systems Corporation (LSC), a wholly owned subsidiary of Drexler Technology Corporation, markets the Company's products primarily through an international VAR (value-added reseller) network. The VARs may add value in the form of services, application software, personal computers, or other peripherals, and then resell these products, integrated into data systems, for end-user customers in their geographic regions.

     Under nonexclusive distribution agreements with LSC, the VARs purchase the Company's optical memory cards, LSC's system software, optical card reader/writers made by a licensee of the Company, and other peripherals. LSC purchases and re-sells the following application-specific peripherals, adding LSC- developed software that interfaces these peripherals to the LaserCard reader/writer:

     -- Electronic digital camera with video capture board for storing computer-readable photographs in color

     -- Thermal card printers for recording eye-readable photographs, logos, text, and other data in black and white or color

     -- Digital biometric identity verification systems (fingerprint, hand geometry, and signature verification systems) that compare the unique biometric identifier stored on the LaserCard with that of the person attempting to use the card

     LSC also provides customer support related to system integration, software, sales, and maintenance. These activities are performed by a staff of software, engineering, and administrative professionals. The Company's plans include increased marketing and customer support activity, which will be implemented when certain financial goals are achieved.

System Software (Company-Developed Software)

     System software controls or facilitates the basic operations and read/write functions of optical card reader/writers so that they can interface directly with personal computers and various peripheral devices. For use with IBM-compatible personal computers, LSC develops LaserCard-related system software such as device drivers, file systems, and DLLs (Dynamic Link Libraries). LSC also develops software-development tools for related peripherals and software for demonstrating archival, medical, and security concepts involving the LaserCard. LSC does not develop application software. (See "The Role of VARs in Application Software.")

     "Windows/DOS" Device Driver. A device driver is system software that translates operating system commands so that the reader/writer emulates a floppy disk drive. LaserCard device drivers save VARs and their customers considerable custom software development time because existing application software can be modified easily to work with the LaserCard. LSC's initial device driver development was a LaserCard DOS (Disk Operating System) device driver for use with LaserCard-equipped personal computer systems under the DOS platform and with "Windows."

     "Windows NT" Device Driver. During fiscal 1996, the LSC software staff completed development of a "Windows NT" device driver, which is being evaluated by customers. This device driver allows the LaserCard to be used with computer networks under "Windows NT," a widely used network operating system. Listed below are the features of LSC's "Windows NT" device driver:

     -- Enables use of LaserCard with network software sold by Microsoft, Novell, and others

     -- Supports multi-tasking applications and background reader/writer operation

     -- Facilitates the first-ever connectivity of optical card reader/writers to multiple hardware platforms (such as Intel x86, DEC Alpha, IBM Power
         PC)

     -- Functions with application software programs designed to work with "Windows 95" or "Windows NT"

     O-CON-OL(TM) Driver/Adapter. Interface software developed by LSC also includes a Small Computer Systems Interface (SCSI) host adapter and DOS device driver that LSC developed for the interchange of data among different types of ISO/DELA Standard optical memory card reader/writers. Called the O-CON-OL(TM) driver/adapter, it is a software data format (driver) and a hardware add-on (adapter).

     LaserCard File System (LCFS) Software. LaserCard applications can be developed using the LaserCard File System for additional security and to optimize the LaserCard's WORM recording medium without the constraints of a DOS or "Windows" file structure. The LCFS is not part of any operating system (as are device drivers) so access to the LaserCard is available only from the application that created the card or a related application. In fiscal 1996, LSC completed development of an LCFS for "Windows 3.1" and has provided this LCFS to customers for evaluation. Versions of LCFS for use with "Windows NT" and "Windows 95" are under development. The following are features of the LaserCard File System:

     -- Enables use of the LaserCard with database management systems from Microsoft, Oracle, Sybase, etc.

     -- Permits writing of LaserCard application programs under software languages such as Visual Basic, C++, and others

     --  Generates highly secure, password-protected, multiple-application cards

     --  Enables LaserCard file format to be operating-system independent

Marketing

     LaserCard marketing offices are located in Mountain View, California; Birmingham, England; and Zurich, Switzerland. In addition, general management and technical personnel work closely with the Company's marketing staff. The objective of the LaserCard marketing organization is to attract and qualify new VARs, provide customer support and products to VARs, and thereby generate income through the sale of LaserCard products both domestically and internationally.

     During fiscal 1996, the Company sold LaserCard products to approximately 50 customers located in 8 states and 28 foreign countries. For the 1996, 1995, and 1994 fiscal years, sales of the Company's LaserCard products and licenses outside the United States were 42%, 71%, and 52%, respectively, of the Company's net sales. The Company believes that international markets will continue to be an important source of license revenue and product sales. Substantially all of the foreign product sales were made through the Company's VAR network, whereas licensing activities are conducted directly by the Company. The Company does not believe that there are substantial risks inherent in its international business as compared to its domestic business.

Standards

     Standardization of optical memory cards allows interchange of the digital information encoded on the cards and facilitates compatibility among card systems. The Company is actively involved in optical card standards in the United States and internationally. The standard format under which the Company's optical memory cards operate is called the "DELA Standard" format. The following list gives the current status of optical memory card standards under ISO/IEC (the International

Organization for Standardization/International Electrotechnical Committee) and ANSI (the American National Standards Institute):

     -- ISO/IEC 11693 describes the general characteristics of optical memory cards. This approved international standard was published in 1994.

     -- ISO/IEC 11694-1 describes the physical characteristics of the card, such as height, width, thickness, durability, etc. This approved international standard was published in 1994.

     -- ISO/IEC 11694-2 describes the dimensions and location of the accessible optical area; that is, the area on the card where data writing and reading occurs. This approved international standard was published in 1995.

     -- ISO/IEC 11694-3 describes the OPTICAL PROPERTIES AND CHARACTERISTICS of the card and provides technical specifications which allow interchange. This approved international standard was published in 1996.

     -- ISO/IEC 11694-4 describes the LOGICAL DATA STRUCTURE on the card and defines the method of writing and reading card data. This approved international standard was published in 1996.

     -- In the United States, ANSI Standards Committee X3B10, has voted to recommend the adoption of ISO/IEC 11693 and ISO/IEC 11694 parts 1 - 3 as ANSI/ISO Standards.

     The LaserCard optical memory card system, featuring the DELA Standard format, complies with all documents listed above. (For additional information, see "Competition.") To date, the majority of optical memory cards sold in the world marketplace have been DELA Standard format cards.

     The Company believes that it could qualify for certification under ISO 9000 but has not applied to do so. The ISO 9000 Standard Series is a set of voluntary international standards related to quality control procedures, documentation, and other details of quality assurance management.

BUSINESS DEVELOPMENT FACTORS

Early Commercial Stage

     Considerable resources have been invested by the Company in the development of optical memory cards, card manufacturing capability, equipment development programs, and system software. Although software and product/manufacturing engineering are ongoing activities, the Company believes that it has successfully completed the development stage of the business. LaserCard products have entered the early commercial stage through the Company's VAR network and have comprised the Company's sole product line since 1993.

     LaserCard-related product sales are occurring at modest levels; however, the Company has not yet entered into any long-term supply agreements with its customers and does not have a consistent, large backlog of orders. Therefore, during the present commercial stage, statistics concerning market growth are not necessarily indicative of future results. High-volume orders for optical memory cards cannot be achieved until the VAR companies develop customers and applications or obtain significant follow-on orders from customers whose programs are already underway. There is no assurance that volume orders will be received or, if received, that they will satisfy the Company's profit and cash-flow requirements.

     The Company is relying upon its optical card technology to generate future revenues, earnings, and cash flow when order volumes reach material levels. The Company has operated at a loss for the last five years. Until such time as increased commercialization occurs, with material sales levels of optical cards and equipment resulting in profitability and positive cash flows, the Company is dependent upon license fees or equity financing. License sales are sporadic events and are difficult to predict. If there is slow progress by customers in the development and implementation of LaserCard-based programs, this could extend the period during which the Company would need additional financing. (Further comments are provided under "Management's Discussion and Analysis.")

Raw Material Sources

     The ability to produce optical memory cards in high volume in the Company's optical card manufacturing facility will be dependent upon maintaining sources of supply of certain materials meeting the requirements for quality, quantity, and price. Such materials include special photographic films which are commercially available solely from the Eastman Kodak Company, of the United States. The Company believes that Kodak will continue to supply such photographic films to the Company on a satisfactory basis. Plastic films used in optical card production are available from one supplier in the United States and from multiple foreign suppliers. Processing chemicals, inks, bonding adhesives, and packaging materials are obtained from various U.S. and foreign suppliers.

     To ensure the adequacy of raw material supplies, the Company attempts to establish ongoing relationships with its principal suppliers and maintains information about alternative suppliers. The Company maintains reasonable inventory levels of raw materials that are consistent with current expected demand, order-to-shipment lead times, and minimum order quantities. To enable the Company to plan its raw material inventory levels, the Company's quotations to potential customers specify certain advance payments to the Company and realistic delivery dates for the optical memory cards.

Reader/Writer Availability

     Optical memory card reader/writer availability is essential for industry viability and volume pricing is important for market growth. As discussed under "Standards" and "Competition," the Company's optical cards are compatible with the ISO/DELA Standard format. Several types of reader/writers have been developed by Japanese companies under royalty-bearing licenses purchased from the Company, and commercial quantities of ISO/DELA Standard reader/writers are available from Nippon Conlux Co., Ltd. ("Conlux"). This supplier, whose stock is traded on the First Section of the Tokyo Stock Exchange, sells its card reader/writers to the Company under a nonexclusive distribution agreement.

     The Company incorporates the Conlux reader/writer into LaserCard systems for sale to customers. The Company's inventory level for reader/writers fluctuates based on the timing of purchases and sales. The Company cannot guarantee that Conlux, as the Company's sole source supplier, will be able to produce and sell an adequate quantity and quality of reader/writers to meet market demands. If market demand increases sharply over a short period of time, an initial shortage of reader/writers could result. An interruption or change in the supply of reader/writers could cause a delay in product shipments and a possible loss of sales, which would have an adverse effect on the Company's operating results. If Conlux were to curtail manufacture of reader/writers, the Company would allocate its incoming shipments of the devices among incoming orders from established customers during such period.

     The Company sells reader/writers for a few thousand dollars per unit, and these units generally include the Company's interface software and device drivers. In principle, price reductions due to production economies of scale, volume price breaks on components, and other volume manufacturing cost savings can be achieved when production shifts from small-scale to large-scale volumes. Upon request, Conlux provides quotations to the Company for various volume quantities of reader/writers for potential customer programs and recently has quoted substantially lower prices for a very high volume potential application. The Company can give no assurance that any such quotations will result in high-volume orders for Conlux reader/writers, that a cumulative increase in orders would result in larger-scale production, or that correspondingly lower prices would result. However, a significant decrease in the price of reader/writers would have a positive impact on the development of the market for optical memory cards.

     Although Conlux has developed reader/writers, it has not developed its own optical memory card and is not believed to be doing so. Users of its reader/writers continue to rely on cards manufactured by the Company or by OMCBC. As explained under "Licensing," Conlux also is a minority owner of OMCBC, a card manufacturer licensed by the Company. Due to this affiliation, it is believed likely that Conlux would purchase its cards from OMCBC for use in Japan, in which case the Company would expect to receive a royalty payment per card.

The Role of VARs in Application Software

     Software is an important factor in developing the commercial markets for optical cards. As described under "System Software (Company-Developed)," the Company's software consists of optical card interface software/device drivers, file systems, software development tools, and demonstration programs. The Company does not develop application software but relies on VARs or their customers to do so. Application software directs the computer to do specific tasks related to the customer's end-user application for the LaserCard (for example, to store a person's medical record). In this role, VARs may integrate optical card products into existing software, write new application software for specific optical card programs, or license software available from other VARs of the Company. VARs have written optical card software programs for applications, and other application software development is underway by VARs and their customers.

Card Durability

     The LaserCard optical card is a nonvolatile storage medium; therefore, information stored on the card is not affected by exposure to magnetic or electrostatic fields. The LaserCard's ability to withstand flexure exceeds that of conventional credit cards; and, unlike other types of storage media, the LaserCard can be manufactured to withstand temperatures of 100 degrees C (212 degrees F) for extended periods.

     Commercial LaserCard applications are underway, a number of field trials/ pilot programs have been started, and extensive product evaluations have been successfully completed. However, the LaserCard has not yet undergone widespread commercial use over an extended period of years. The longest running program of LaserCard use has been in London, England, over a period of more than six years. In this prenatal records program, optical memory cards produced by the Company for British Telecom have been issued to maternity patients at two hospitals.

     The Company has conducted a program of accelerated life testing to demonstrate the LaserCard's durability when exposed to the heat and moisture of various world climates. Additional testing has indicated that, when protected by an appropriate envelope, the LaserCard is not normally damaged by the usual dust, grime, and scratches that are common to any type of card in a wallet environment. Further, the ISO/DELA Standard uses a pit center data-detection scheme for highest reliability in reading/writing, coupled with a powerful EDAC code to maximize the life of the LaserCard when used under adverse conditions.

Product Obsolescence

     The Company continues to upgrade its card products and software and has been able to adjust optical card production to meet evolving international standards and to add signature panels, sequential serial numbers, or magnetic stripes to optical cards for specific applications. Bar codes, IC chips, and holograms are further examples of add-ons that may be of interest to some customers or potential customers. The Company expects its card products to continue to evolve over time to meet changing market needs or to create new markets for optical memory cards.

COMPETITION

       Manufacturers of data storage media and devices continually strive for optimal form factors, larger data storage capacities, durability, higher performance, and lower cost. The Company believes that optical memory cards excel in certain of these categories--most notably as a combination of a small, portable, durable form factor with a large storage capacity relative to its size and price.

Competitive Technologies

     Depending on the application, optical memory cards and systems compete with other data storage cards in addition to other established products that are commonly used for the storage and transfer of digital information. Because the optical memory card is not widely commercialized, some potential customers may choose to employ the use of these other cards or technologies that have been on the market longer. For some applications, these alternate technologies can be added to the LaserCard for compatibility with customers' existing systems (for example, ICs, bar codes, and magnetic stripes).

     IC Cards

     The Company's LaserCard competes in certain applications with other portable, recordable, data storage cards known as "IC cards" or "chip cards." These plastic, electronic cards contain volatile memory--an integrated circuit and/or a microprocessor chip. Volatile memory can be damaged or destroyed by electrical surges, magnetic fields, and intentional tampering. ICs also are more vulnerable to unauthorized access and duplication. The IC card can be more easily damaged in everyday use, whereas the LaserCard's construction and manufacturing processes make it highly counterfeit-resistant and rugged. (Also see "Card Security.")

     The LaserCard, with data compression, can store between six and 12 copies of a 436-page book such as "The Pelican Brief." An 8 kilobyte IC card stores less than 1% of the amount of data that can be stored on a standard LaserCard. (See "Storage Capacity" for a comparison of memory capacities.) IC card prices and performance vary widely. A typical 8 kilobyte IC card is higher priced than the Company's 4.1 megabyte LaserCard but the IC card uses a lower cost reader/writer. However, 8 kilobyte IC cards are believed to be competitive in some of the Company's markets. IC cards can be used as identification cards provided the application does not require a verifiable audit trail, counterfeit-resistant card construction, or any significant amount of data accumulation on the card. The IC card has a greater installed base worldwide because it was invented five years before the LaserCard, and low-capacity IC cards are used as payphone cards and point-of-sale cards, particularly in Europe. Low-capacity cards for payphones and for prepaid debit/cash cards (which recently have been introduced to the U.S. banking industry) are not markets for the Company's cards.

     The Company believes that the LaserCard's high storage capacity, performance/cost ratio, rugged card construction, ability to store an audit trail, counterfeit-resistance, and other competitive advantages make it the superior choice for a number of potentially sizable card applications. Examples include health history cards, high-security ID/access card systems, warranty/maintenance cards, military cargo manifest cards, and medical image storage cards.

     Other Products

     While not functionally similar to optical memory cards, there are other commercial data storage products that are sometimes thought of as competitive to the Company's products. They include floppy disks, magnetic-stripe cards, cards with two-dimensional bar codes or other visual patterns, magneto-optical laser recording media, read/write optical disks, and CD-ROM disks. Magnetic-stripe cards are highly susceptible to unauthorized use, duplication, erasure, and alteration. Cards that store data using two-dimensional bar codes or other visual patterns can be utilized as identification cards; however, data cannot be added to these types of cards once they are initialized. There also are high capacity, high cost storage cards called PCMCIA (Personal Computer Memory Card Industry Association) cards that are used with personal computers as a substitute for magnetic disk drives. These PCMCIA cards are very high cost relative to the Company's optical memory cards and generally are not considered directly competitive.

Competitive Optical Memory Cards

     Two Japanese companies, Optical Memory Card Business Corporation (OMCBC) and Canon Inc., are selling optical memory cards. OMCBC is affiliated with Dai Nippon Printing Co., Ltd., and produces ISO/DELA format cards and Canon format cards, called the SIOC format. The Company manufactures ISO/DELA format cards.

     The DELA and SIOC formats are not functionally compatible with one another. Both DELA and SIOC format cards meet the ISO Standard but differ from each other with respect to recording modulation method, error correction code, and efficiency of sector sizes. The Company believes that the ISO/DELA format offers performance advantages over the ISO/SIOC format, particularly when the card is subjected to dirt and becomes scratched. In addition, the Company believes that, through its systems subsidiary, it currently offers competitive advantages in areas such as system integration, interface software, and customer support for a variety of applications and markets.

     Optical card reader/writers made by Nippon Conlux Co., Ltd., use the ISO/DELA format. Canon- produced reader/writers use the ISO/SIOC format. Olympus Optical Co., Ltd., of Japan, is capable of producing reader/writers compatible with DELA, SIOC, or its own proprietary format but is not known to be selling ISO/DELA format reader/writers at this time.

     The Company's production-plant-made ISO/DELA format cards have had the benefit of approximately six years of successful customer use, including commercial applications, whereas Canon's current ISO/SIOC format cards have been in field trials for two years or less. Nevertheless, ISO/SIOC cards and associated reader/writers have been sold in competition with the Company's products, although in small quantities thus far. The Company expects that if Canon and Olympus Optical continue their marketing and product improvement programs for optical card systems, they should be able to obtain materially sizable orders for cards and equipment.

     The Company anticipates that many optical card programs will be dedicated applications for defined groups of users and that various types of optical cards will co-exist. Although the Company's current worldwide market share for optical memory cards exceeds that of its competitors, singly and collectively, it is possible that the Company's market share could decrease over time. This is because the size, tradename recognition, and resources for marketing of Canon, Olympus Optical, and Dai Nippon Printing Co. (the principal owner of OMCBC) are considerably greater than the Company's.

     Additional entrants into the optical card industry could expand the overall size of the market and also could result in further licensing opportunities for the Company. In the past, a number of companies have disclosed the development of alternative optical memory cards, including Toppan Printing, Sony, Optical Recording Corporation, Polaroid, and Asahi Chemical. However, the Company is not expressly aware of any current optical card related development activities by these companies.

GENERAL MATTERS

Research and Engineering

     In the 1996, 1995, and 1994 fiscal years, research and engineering expenses approximated $1,092,000, $1,860,000, and $2,202,000, respectively. Research and engineering expenses primarily consist of the majority of operating costs and depreciation and amortization expenses on the optical card facility. The optical card manufacturing facility is used both for engineering and manufacturing. Therefore, the facility costs (depreciation expense, building lease payments, and other costs) are allocated between manufacturing and engineering based upon the level of manufacturing activity.

Patents and Trademarks

     As of March 31, 1996, the Company owned over 55 U.S. patents relating to optical data storage (including media, optical memory cards, formats, equipment, systems, and the utilization of optical storage media).

     Counterparts of certain U.S. patents have been issued as patents in a number of foreign countries, and the Company has applied for additional foreign patents corresponding to patent applications filed in the United States. However, the Company owns certain U.S. patents as to which foreign counterparts have either not been filed or the prosecution has been terminated without issuance of the foreign patents. Also, from time to time, the Company elects to allow some of its U.S. or foreign patents to expire when maintenance fees become due, if the patents are deemed no longer relevant. In addition to its patents, the Company has chosen to protect through trade secrets rather than by patents some refinements to the Drexon medium and optical memory cards and know-how related to their manufacture.

     There can be no assurance that the validity of any patents actually granted will not be challenged. In 1992, the claims of three of the Company's issued U.S. patents successfully passed re-examination proceedings in the U.S. Patent and Trademark Office ("USPTO"), after a two-year review by the USPTO's Board of Patent Appeals and Interferences.

     The Company's United States patents and counterpart foreign patents in foreign countries have expiration dates ranging from 2002 to 2012, with a majority expiring in the first half of this period. Under its license agreement with the Company for the manufacture of optical memory cards, OMCBC has no obligation to pay royalties to the Company after December 31, 2003 for use of the licensed patents. Canon's royalty obligations similarly expire on December 31, 2008, in connection with its separate licenses to manufacture optical memory cards and equipment for reading and writing such cards. Other royalty-bearing licenses sold by the Company, related to equipment for reading and writing optical cards, contain provisions for royalty payments until the last expiration date of the licensed patents.

     Since the Company's royalty revenues are not significant at this time and the Company does not know whether royalties will increase in the future, the Company is unable to determine whether there would be a material adverse effect on royalties in the event of patent expiration or unenforceability. With respect to its pocket-sized, digital optical memory cards, the Company is not aware of any otherwise infringing products in countries where the Company has no patent protection or where the Company may have difficulty enforcing its patents. Furthermore, the Company does not know whether the expiration or invalidation of its patents would result in the introduction of competitive products that would have an adverse effect on future revenues.

     The Company presently intends to prosecute diligently any infringement of its patents. However, there can be no assurance that any such patents will be sufficiently broad in scope to afford protection from products with comparable characteristics that may be sold by competitors in the future.

     The Company believes that several of its optical data storage patents also apply to the motion picture industry in connection with reading optical digital sound signals from motion picture film. The Company has been attempting to license the patents or to sell two U.S. patents for this purpose; however, there is no assurance that such efforts will be successful.

     "Drexon" and "LaserCard" are federally registered trademarks of Drexler Technology Corporation.

Environment

     Compliance with federal, state, and local laws and regulations involving the protection of the environment did not have and is not expected to have a material effect on the Company's capital expenditures, earnings, or competitive position. The Company is a voluntary participant in the "Green Lights" program of the U.S. Environmental Protection Agency. Under this program, most of the Company's lighting systems have been upgraded to energy efficient lighting. The Company endorses and recommends participation in EPA Green Lights.

Employees

     As of March 31, 1996, the Company and its subsidiaries employed 44 persons, consisting of approximately 37 persons in administration, marketing/sales, manufacturing, and research and engineering, plus approximately seven temporary personnel mainly for quality assurance inspection of cards. None of the Company's employees is represented by a labor union.

Forward-Looking Statements

     Certain statements made above relating to plans, objectives, and economic performance go beyond historical information and may provide an indication of future results. To that extent, they are forward- looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and each is subject to factors that could cause actual results to differ from those in the forward-looking statement. Such factors are described above and in the documents filed by the Company from time to time with the Securities and Exchange Commission, including Form S-3 Registration Statement 33-88588.

ITEM 2.           PROPERTIES

     As of March 31, 1996, approximately 32,000 square feet of floor space are leased by the Company for production, administration, sales, and research and engineering, in two buildings located in Mountain View, California. These facilities have a current total annualized rental of approximately $369,000. The Company also leases a small marketing office in the United Kingdom. Management believes these leased facilities to be satisfactory for its present operations. Upon expiration of the leases, management believes that these or other suitable facilities will be able to be leased on a reasonable basis.

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

ITEM 4.           RESULTS OF VOTES OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the fourth quarter of fiscal 1996.

               DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                                            Officer or
                                             Director                   Position with Company and, If Different,
      Name                         Age        Since                                 Principal Occupation
      ----                         ---        -----                     ----------------------------------------
Jerome Drexler                      68        1968                      Chairman of the Board of Directors and President

Christopher J. Dyball               45        1992                      Executive Vice President and General Manager,
                                                                        Card Manufacturing

Steven G. Larson                    46        1987                      Vice President of Finance and Treasurer

Arthur H. Hausman                   72        1981                      Director; private investor; retired Chairman, President,
                                                                        and Chief Executive Officer of Ampex Corporation
                                                                        (manufacturer of professional audio-video systems,
                                                                        data/memory products, and magnetic tape).  Director of
                                                                        California Amplifier, Inc. (low-noise amplifiers),
                                                                        California Microwave, Inc. (commercial telecommunications
                                                                        and defense electronics), and Director Emeritus of
                                                                        Technology for Communications International (high-frequency antenna systems and electronic reconnaissance systems).

William E. McKenna                  76        1970                      Director; private investor.  Director of California
                                                                        Amplifier, Inc. (low-noise amplifiers), Safeguard Health
                                                                        Enterprises, Inc. (health-care services), WMS Industries,
                                                                        Inc. (amusement games), Williams Hospitality Management
                                                                        Group, Inc. (resort hotels), and Calprop Corporation (real estate).

         There are no family relationships among directors or executive officers of the Company.

         It is anticipated that each of the directors and executive officers will continue in his position, although there is no understanding or arrangement to that effect. Each director holds office until the next annual meeting of stockholders and until such director's successor is elected and qualified. However, any of the above directors or executive officers could resign, and any of the officers could be replaced or removed by the Board of Directors at any time.

                                     PART II

ITEM 5.       MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
              MATTERS

     The Company's only class of common stock, $.01 par value, is traded on the Nasdaq National Market tier of The Nasdaq Stock MarketSM under the symbol DRXR and is quoted in The Wall Street Journal and other newspapers. The table below sets forth the high and low trade prices (rounded to the nearest one-eighth) for the Company's common stock as reported by Nasdaq during the fiscal periods indicated.

                      HIGH AND LOW TRADE PRICES BY QUARTER

- ---------------------------------------------------------------------------------------------------------------------------------
                                                                  1ST               2ND                3RD                 4TH
                                                                  ---               ---                ---                 ---
FISCAL 1995:
   High.......................................................   8                  6  1/4            6  7/8              6  1/4
   Low........................................................   5  1/2             4  1/4            4  1/4              4  7/8

FISCAL 1996:
   High.......................................................   8  1/4            13  3/4           16                  15  3/4
   Low........................................................   5                  6  1/4           10                  11


   On March 31, 1996, there were approximately 1,443 holders of record of the Company's common stock. The Company has never paid cash dividends on its common stock. The Company expects that for the foreseeable future it will continue to retain its earnings for use and reinvestment in its business.

ITEM 6.  SELECTED FINANCIAL DATA

     The following selected consolidated financial data for, and as of the end of, each of the years in the five-year period ended March 31, 1996, are derived from the consolidated financial statements of the Company. The data should be read in conjunction with the "Consolidated Financial Statements" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere herein.

                   FIVE-YEAR SUMMARY OF FINANCIAL INFORMATION

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                     FISCAL YEAR ENDED MARCH 31,
- -------------------------------------------------------------------------------------------------------------
                                                   1992         1993         1994         1995        1996
                                                   ----         ----         ----         ----        ----
OPERATIONS DATA

Revenues:
   Product sales ............................     $ 1,010      $ 1,197      $ 1,819      $ 2,141      $ 5,059
   License fees and royalties ...............          19           21           19        1,025          236
                                                  -------      -------      -------      -------      -------
   Total revenues ...........................       1,029        1,218        1,838        3,166        5,295
                                                  -------      -------      -------      -------      -------
Cost of product sales .......................         569          831        1,180        1,511        3,659
Selling, general, and administrative expenses       2,190        1,836        1,925        2,023        2,400
Research and engineering expenses ...........       2,298        2,284        2,202        1,860        1,092
Other income ................................        --           --            713            4          202
Interest income .............................         302           83           24           35           78
Interest expense ............................         (34)          (4)          (4)          (7)          (8)
                                                  -------      -------      -------      -------      -------
Loss from continuing operations .............      (3,760)      (3,654)      (2,736)      (2,196)      (1,584)
Income (loss) from
   discontinued operations ..................          (3)         (76)         (90)          22         --
                                                               -------      -------      -------      -------
Net loss ....................................     $(3,763)     $(3,730)     $(2,826)     $(2,174)     $(1,584)
                                                  =======      =======      =======      =======      =======
Loss per share:

   Continuing operations ....................     $  (.52)     $  (.50)     $  (.36)     $  (.27)     $  (.18)
   Discontinued operations ..................        --           (.01)        (.01)        --           --
                                                  -------      -------      -------      -------      -------
Net loss per share ..........................     $  (.52)     $  (.51)     $  (.37)     $  (.27)     $  (.18)
                                                  =======      =======      =======      =======      =======
Weighted average common shares ..............       7,184        7,264        7,581        8,161        8,692

BALANCE SHEET DATA

Current assets ..............................     $ 4,458      $ 1,549      $ 2,733      $ 1,873      $ 3,782
Current liabilities .........................       1,061          639        1,154          995        2,044
Total assets ................................       9,113        5,403        5,856        4,531        6,371
Long-term obligations .......................        --           --           --           --           --
Stockholders' equity ........................       8,052        4,764        4,702        3,536        4,327

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS--FISCAL 1996 AS COMPARED WITH FISCAL 1995 AND 1994

Revenues

     The Company's total revenues for fiscal 1996 were $5,295,000 as compared with $3,166,000 for fiscal 1995 and $1,838,000 for fiscal 1994.

     Optical Memory Card Products

     Sales of optical memory cards and related products to value-added reseller
(VARs), licensees, and end-user customers increased to $5,059,000 for fiscal 1996 as compared with $2,141,000 for fiscal 1995 and $1,819,000 for fiscal 1994, mainly due to increases in unit shipments for commercial applications.

     For the development of commercial market applications for its products, the Company utilizes VAR companies as part of its marketing and distribution program for LaserCard(R) products. Sales to VARs include the Company's optical memory cards, the Company's system software, optical card reader/writers made by a licensee of the Company, and add-on peripherals made by other companies (such as equipment for adding a digitized photo, fingerprint, hand template, or signature to the cards). The VARs may add application software, personal computers, and other peripherals, and then resell these products, integrated into data systems, for end-user customers in their geographic regions.

     For fiscal year 1996, the Company commercially sold approximately 420,000 LaserCard(R) optical memory cards and 879 reader/writers versus 150,000 cards and 313 reader/writers for fiscal 1995 and 143,000 cards and 242 reader/writers for fiscal 1994.

     The Company sold LaserCard products in fiscal 1996 to approximately 50 customers in 8 states and 28 foreign countries, including products for American medical data applications; U.S. government-related programs; several programs in Italy, including a secure soccer-season ticket; and two programs in the Philippines--an admission pass/retail purchase log at a duty-free shopping zone and a vehicle warranty/maintenance records card. In addition, these sales included products for medical card field trials/pilot programs in the United States, South Korea, Brazil, Saudi Arabia, and other countries.

     There can be no assurances that any VAR company in any country will be successful in its markets or field trials or that it will place follow-on orders with the Company for additional quantities of cards and systems. In order to upgrade its VAR customer base to increase the probability of success, the Company will continue its efforts to recruit new VARs and eliminate nonproductive ones. The Company provides marketing leads, customer support, and system software to assist VARs. Seventeen newly recruited VARs purchased initial systems including optical cards and equipment during fiscal 1996.

     Software is an important factor in developing the commercial markets for optical cards. The Company's system software consists of optical card interface software and device drivers, file systems, software development tools, and demonstration software. The Company does not provide software for specific applications, but instead depends on its VARs to integrate optical card products into existing software products, write new application software for specific optical card programs, or license software from other VARs. Several VARs have written optical card software programs for applications such as automobile warranty/maintenance, cargo manifesting, digital optical key systems, admissions/ID, data logging systems, and various medical-related applications such as medical image storage and health history cards. Other application software development is underway by VARs and their customers.

     Optical memory cards are used in conjunction with card reader/writer equipment connected to personal computers and accessed in the same manner as floppy disk drives. Such reader/writers are incorporated into LaserCard systems sold to VARs and other customers of the Company. The price, performance, and availability of such reader/writers are factors in the commercialization of optical cards. The Company sells reader/writers for a few thousand dollars per unit, and these units generally include the Company's interface software and device drivers.

     The Company does not manufacture card reader/writers but instead continues to purchase such equipment from a Japanese licensee, Nippon Conlux Co., Ltd., currently the Company's sole supplier of reader/writers. The Company's inventory level for reader/writers fluctuates based on the timing of purchases and sales. The Company can give no assurance that increased production of card reader/writers will occur in the near term or that high-volume sales and correspondingly lower prices will result. If market demand increases sharply over a short period of time, an initial shortage of reader/writers could result. Also, an interruption or change in the supply of reader/writers could cause a delay in product shipments and a possible loss of sales, which would affect operating results adversely.

     Licensing

   The Company sold one license in fiscal 1996 for $200,000, one license for $1,000,000 in fiscal 1995, and no licenses in fiscal 1994. Payment of the license fees were received in the respective fiscal periods. The fiscal 1996 license agreement included a trademark license and an installment payment toward the purchase of a LaserCard distribution license. The fiscal 1995 license agreement was for a LaserCard distribution license sold to a Korean VAR of the Company. License fees received by the Company are unconditional and nonrefundable, and no significant obligations remain unfulfilled by the Company under any of its licenses. The Company is actively pursuing its efforts to generate additional license revenues; however, license sales by the Company are sporadic and unpredictable as to timing and type of license. The magnitude of future license revenues, if any, cannot be predicted or inferred from past events.

     Royalties

     Royalty revenues were $36,000 for fiscal 1996, $25,000 for fiscal 1995, and $19,000 for fiscal 1994. Although royalty revenues have not reached material amounts, the Company does anticipate future royalty income on a long-term, continuing basis from among two royalty-bearing optical memory card manufacturing licenses and several royalty-bearing, equipment-license upgrades previously sold. The Company cannot predict whether or when equipment or card sales by its licensees will result in material royalties to the Company, since the optical memory card industry is in the early commercial stage. Therefore, the Company is not relying on royalty income and does not expect it to be a significant factor in the near term.

     Backlog

     The Company generally fills most orders within 30 to 120 days of receipt of purchase order or release order. Therefore, to date there has not been a consistent, large order backlog. The Company's quarterly sales are generally dependent upon new orders placed each quarter. Until a large order backlog is established, the Company's quarterly sales will be subject to material fluctuation.

Margins

     Gross margin on product sales for fiscal 1996 was 28% as compared with 29% for fiscal 1995 and 35% for fiscal 1994, respectively. The decrease in fiscal 1996 as compared with 1995 is due mainly to a decrease in the average selling price of optical memory cards, partially offset by a lower per-card cost. This is a result of a greater portion of fiscal 1996 card sales being lower-priced cards with fewer features than cards sold the previous fiscal year. The decrease in fiscal 1995 as compared with fiscal 1994 is due mainly to an increase in optical memory card facility costs charged to cost of product sales and a decrease in the markup on optical memory card reader/writers.

     Gross margins on optical memory card sales will fluctuate based upon type and volume of cards sold. As card manufacturing for commercial orders increases, the Company's optical memory card manufacturing facility is used less for the purposes of research and engineering. Therefore, an increasing amount of the manufacturing facility costs (depreciation expense, building lease payments, and other costs) are allocated to cost of product sales and a decreasing amount of these costs are charged to research and engineering. This allocation has no effect on pretax profits. For fiscal 1996, 1995, and 1994, respectively, the Company allocated 47%, 17%, and 11% of the facility expenses to card manufacturing for commercial orders and marketing samples. When the Company reaches a production level of approximately 1.5 million cards per year for commercial orders, the cost allocation percentages should become relatively fixed, with essentially all of the card manufacturing facility costs allocated to cost of product sales. The facility expenses will then become a fixed cost component of product sales and should decrease on a per-card basis as volumes increase.

Income and Expenses

     Selling, General, and Administrative Expenses (SG&A)

     For fiscal 1996, SG&A expenses were $2,400,000 as compared with $2,023,000 and $1,925,000, respectively, for fiscal 1995 and 1994. SG&A spending is expected to continue at current levels for the short term. The $377,000 increase for fiscal 1996 is due mainly to a $100,000 increase in payroll expenses, a $112,000 increase in marketing expenses, including trade shows and travel, and a $73,000 increase in legal expenses. The Company's plans include increased marketing and customer support activity, which will be implemented when certain financial goals are achieved.

     Research and Engineering Expenses

     Research and engineering expenses were $1,092,000 for fiscal 1996 as compared with $1,860,000 for fiscal 1995 and $2,202,000 for fiscal 1994. The optical memory card facility is used both for engineering and manufacturing. Therefore, the facility costs (depreciation expense, building lease payments, and other costs) are allocated between manufacturing and engineering based upon the level of manufacturing activity. Depreciation and amortization expenses charged to research and engineering decreased to $238,000 for fiscal 1996 as compared with $603,000 for fiscal 1995 and $947,000 for fiscal 1994. This was due mainly to a change on October 1, 1994 in the estimated useful lives of the optical memory card manufacturing equipment. (See Note 2 of "Notes to Consolidated Financial Statements.")

     As optical card production increases and card manufacturing resources are allocated to card production to a greater degree than at present, reported research and engineering expenses are expected to decrease. The Company believes that the reduction in card manufacturing facility expenses allocated to research and engineering will not have any negative effect on its optical card business since research and engineering projects are continuing. It also is possible that future projects may require increased spending as the optical card industry grows.

     Other Income and Expense

     Other income for fiscal 1996 was $272,000 as compared with $32,000 for fiscal 1995 and $733,000 for fiscal 1994. During the first quarter of fiscal 1996, the Company received a $200,000 nonrefundable deposit toward a license agreement. The license agreement was not consummated and the deposit was forfeited by the licensee. The income from the forfeiture of the deposit is recorded as other income in fiscal 1996. See Part I, Item 3, "Legal Proceedings." There was no income of this type for fiscal 1995 or fiscal 1994. Other income for fiscal 1994 included $713,000, net of expenses, resulting from full and final settlement of a claim filed in December 1992 by the Company against a third party for possible future business loss. There was no income of this type for fiscal 1996 or fiscal 1995.

     Interest income for fiscal 1996 was $78,000 as compared with $35,000 for fiscal 1995 and $24,000 for fiscal 1994. The increase in interest income for fiscal 1996 versus fiscal 1995 was due to an increase in average invested funds. The increase for fiscal 1995 versus fiscal 1994 was due to an increase in average invested funds and higher interest rates. The Company's interest expense on short-term loans was $8,000 for fiscal 1996, $7,000 for fiscal 1995, and $4,000 for fiscal 1994.

     Discontinued Operations

     During fiscal 1993, the Company discontinued its emulsion photoplate operation because of the limited market for these products, which was long anticipated by the Company. During fiscal 1995, the Company completed settlement of its remaining commitments related to its discontinued emulsion photoplate operation, at an amount lower than its accruals for these items. Therefore, discontinued operations had income of $22,000 for fiscal 1995 as compared with a loss of $90,000 for fiscal 1994. There was no income or loss of this type for fiscal 1996.

LIQUIDITY

     As of March 31, 1996, the Company had cash and cash equivalents of $2,094,000 and a current ratio of 1.9 to 1. Net cash used for operating activities was $940,000 during fiscal year 1996 as compared with $1,729,000 for fiscal 1995 and $1,200,000 for fiscal 1994. The Company had no long-term debt as of March 31, 1996.

     The Company has not established a line of credit. Generally, the Company's customers make advance payments, in whole or in part, at time of order placement because the Company's optical memory cards are usually made to custom specifications that are specific to each customer, end user, or application. The Company believes that although working capital requirements should grow in proportion to product shipment levels, the advance payments will reduce the need for working capital financing. The Company may negotiate a line of credit if and when it becomes appropriate.

     At the current level of product sales, the Company does not generate cash or profits from operations. To fund its operations, the Company requires either a substantial increase in order levels of optical cards, sales of additional licenses, or additional financing. Based on current raw material costs and other expense calculations, the Company estimates that it will break even on operations at annual sales of approximately 1.5 million optical memory cards along with sales of related hardware. If there is slow progress by customers in the development and implementation of LaserCard-based programs, this could extend the period during which the Company would need additional financing.

     The Company has updated its plan to increase card production capacity, which calls for the addition over several years of $4.3 million in capital equipment to the card manufacturing facility and additional production employees when customer orders are of sufficient magnitude to justify each incremental step. Previously, in its Report on Form 10-K for the year ended March 31, 1995, the Company estimated a requirement for $3 million in capital additions to attain a 25 million card production level. The updated plan provides for a greater variety of optical memory card versions based upon presently known customer requirements. The added $1.3 million investment in a high-throughput, color-printing press would further expand the Company's color ink printing capacity. This would permit color printing of all of the 25 million cards per year that the Company estimates it could produce in an updated manufacturing facility. The $4.3 million investment in capital equipment would be implemented incrementally, as follows: to increase the current production equipment capabilities from 3 million to 6 million cards annually, $500,000; for producing up to 10 million cards annually, $2.4 million more; for producing up to 25 million cards annually, $1.4 million more. The Company may make additional capital investments for cost savings and other purposes.

     At March 31, 1996, the Company had an accumulated deficit of $25,213,000. The Company anticipates that the size of its losses will decrease due to anticipated increases in sales of optical memory cards and related products, except for possible quarterly fluctuations. However, if increased commercialization is delayed and the Company does not realize such increased sales, its losses will continue, except in the event of sporadic sales of licenses which in the past have ranged in price from approximately $1 million for a card distribution license to $10 million plus royalties for a card manufacturing license.

     During fiscal 1996, the Company had cash receipts, net of expenses, of $446,000 from the private placement of 115,000 shares of its common stock. These shares have not been registered under the Securities Act of 1933 and cannot be offered or sold in the United States absent registration or an applicable exemption from registration requirements. The Company has agreed to file an S-3 registration statement covering certain of the shares sold by the Company under private placements in fiscal years 1995 and 1996. At such time as the SEC approves the registration, the shareholders may resell the shares.

     During fiscal 1996, Company employees and consultants purchased from the Company 355,350 shares of registered common stock, at an average price of $5.33 per share, through the exercise of stock options under the Company's 1991 Stock Option Plan, which resulted in additional cash receipts to the Company of $1,894,000. As of March 31, 1996, Company employees and consultants held unexercised, vested options to purchase 860,333 shares of common stock at exercise prices ranging from $4.25 to $9.06 per share, for an average of $6.51 per share. These stock options, if exercised, would provide the Company cash in the amount of $5,603,000.

     The Company will continue its product marketing activities and its licensing efforts and will consider opportunities for additional equity financing in order to strengthen its cash position, to accelerate its marketing and sales activities, and to add software and manufacturing capabilities to more rapidly build sales of optical memory cards. The Company is not aware of any materially adverse trends that would limit its ability to finance operations through additional equity financings, if required. However, the Company cannot guarantee that such equity financing would be available, if needed.

STOCK PRICE VOLATILITY

     The Company's common stock price is subject to significant volatility due to fluctuations in revenues, earnings, capitalization, liquidity, press coverage, and financial market interest. Some of these factors may be exacerbated because the Company operates solely in the optical memory card products industry, which is in the early stage of commercialization.

FORWARD-LOOKING STATEMENTS

     Certain statements made above relating to plans, objectives, and economic performance go beyond historical information and may provide an indication of future results. To that extent, they are forward- looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and each is subject to factors that could cause actual results to differ from those in the forward-looking statement. Such factors are described above and in the documents filed by the Company from time to time with the Securities and Exchange Commission, including Form S-3 Registration Statement 33-88588.

ITEM 8.           CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Drexler Technology Corporation:

We have audited the accompanying consolidated balance sheets of Drexler Technology Corporation (a Delaware corporation) and subsidiaries as of March 31, 1995 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended March 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Drexler Technology Corporation and subsidiaries as of March 31, 1995 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 1996, in conformity with generally accepted accounting principles.

                                                      /s/Arthur Andersen LLP

                                                      ARTHUR ANDERSEN LLP

San Jose, California
April 26, 1996

                 DREXLER TECHNOLOGY CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                             MARCH 31, 1995 AND 1996
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                     ASSETS

                                                                                1995          1996
                                                                              --------      --------
Current assets:
    Cash and cash equivalents ...........................................     $  1,050      $  2,094
    Accounts receivable .................................................           98           667
    Inventories .........................................................          586           864
    Other current assets ................................................          139           157
                                                                              --------      --------
       Total current assets .............................................        1,873         3,782
                                                                              --------      --------

Property and equipment, at cost .........................................       12,773        13,067
    Less--accumulated depreciation and amortization .....................      (11,189)      (11,460)
                                                                              --------      --------
       Property and equipment, net ......................................        1,584         1,607

Patents, net ............................................................        1,074           982
                                                                              --------      --------

          Total assets ..................................................     $  4,531      $  6,371
                                                                              ========      ========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable ....................................................     $    420      $  1,498
    Accrued payroll costs ...............................................          222           233
    Advance payments from customers .....................................          216           177
    Other accrued liabilities ...........................................          123           136
    Current liabilities related to discontinued operations ..............           14          --
                                                                              --------      --------
       Total current liabilities ........................................          995         2,044
                                                                              --------      --------

Commitments (Note 7)
Stockholders' equity:
    Preferred stock, $.01 par value:
       Authorized--2,000,000 shares
       Outstanding--none ................................................         --            --
    Common stock, $.01 par value:
       Authorized--15,000,000 shares
       Outstanding--8,358,029 shares in 1995 and 8,831,674 shares in 1996           83            88
    Additional paid-in capital ..........................................       27,082        29,452
    Accumulated deficit .................................................      (23,629)      (25,213)
                                                                              --------      --------
       Total stockholders' equity .......................................        3,536         4,327
                                                                              --------      --------

          Total liabilities and stockholders' equity ....................     $  4,531      $  6,371
                                                                              ========      ========


        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED
                                BALANCE SHEETS.

                 DREXLER TECHNOLOGY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

            FOR THE FISCAL YEARS ENDED MARCH 31, 1994, 1995, AND 1996
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                          1994         1995         1996
                                                         -------      -------      -------
Revenues:
    Product sales ..................................     $ 1,819      $ 2,141      $ 5,059
    License fees and royalties .....................          19        1,025          236
                                                         -------      -------      -------
       Total revenues ..............................       1,838        3,166        5,295
                                                         -------      -------      -------
Costs and expenses:
    Cost of product sales ..........................       1,180        1,511        3,659
    Selling, general, and administrative expenses ..       1,925        2,023        2,400
    Research and engineering expenses ..............       2,202        1,860        1,092
                                                         -------      -------      -------
       Total costs and expenses ....................       5,307        5,394        7,151
                                                         -------      -------      -------

          Operating loss from continuing operations       (3,469)      (2,228)      (1,856)

Other income and expense:
    Income from settlement of claim, net of expenses         713         --           --
    Other income ...................................        --              4          202
    Interest income ................................          24           35           78
    Interest expense ...............................          (4)          (7)          (8)
                                                         -------      -------      -------
       Total other income, net .....................         733           32          272
                                                         -------      -------      -------

          Loss from continuing operations ..........      (2,736)      (2,196)      (1,584)

Income (loss) from discontinued operations .........         (90)          22         --
                                                         -------      -------      -------

          Net loss .................................     $(2,826)     $(2,174)     $(1,584)
                                                         =======      =======      =======

Loss per share:
    Continuing operations ..........................     $  (.36)     $  (.27)     $  (.18)
    Discontinued operations ........................        (.01)        --           --
                                                         -------      -------      -------
          Net loss .................................     $  (.37)     $  (.27)     $  (.18)
                                                         =======      =======      =======

Weighted average common shares .....................       7,581        8,161        8,692
                                                         =======      =======      =======



  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                   STATEMENTS.

                 DREXLER TECHNOLOGY CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

            FOR THE FISCAL YEARS ENDED MARCH 31, 1994, 1995, AND 1996
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                              ADDITIONAL
                                                                         COMMON STOCK          PAID-IN    ACCUMULATED
                                                                      SHARES      AMOUNT       CAPITAL      DEFICIT        TOTAL
                                                                      ------      ------       -------      -------        -----
Balance, March 31, 1993 .......................................        7,351     $     73     $ 23,320     $(18,629)     $  4,764
    Shares issued under stock option
       and stock purchase plans ...............................          343            4        1,394         --           1,398
    Compensation related to
       stock plan activity ....................................         --           --              5         --               5
    Shares issued under private placement
       at $3.34 per share, net of issuance
       costs of $9 ............................................          410            4        1,357         --           1,361
    Net loss ..................................................         --           --           --         (2,826)       (2,826)
                                                                    --------     --------     --------      --------      -------

Balance, March 31, 1994 .......................................        8,104           81       26,076      (21,455)        4,702
    Shares issued under stock option
       and stock purchase plans ...............................           17         --             78         --              78
    Compensation related to
       stock plan activity ....................................         --           --              8         --               8
    Shares issued under private placement
       at $4.00 per share, net of issuance
       costs of $28 ...........................................          237            2          920         --             922
    Net loss ..................................................         --           --           --         (2,174)       (2,174)
                                                                    --------     --------     --------     --------      --------

Balance, March 31, 1995 .......................................        8,358           83       27,082      (23,629)        3,536
    Shares issued under stock option
       and stock purchase plans ...............................          359            4        1,914         --           1,918
    Compensation related to
       stock plan activity ....................................         --           --             11         --              11
    Shares issued under private placement
       at $4.00 per share, net of issuance
       costs of $14 ...........................................          115            1          445         --             446
    Net loss ..................................................         --           --           --         (1,584)       (1,584)
                                                                    --------     --------     --------     --------      --------

Balance, March 31, 1996 .......................................        8,832     $     88     $ 29,452     $(25,213)     $  4,327
                                                                    ========     ========     ========      ========     ========


   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                   STATEMENTS.

                 DREXLER TECHNOLOGY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

            FOR THE FISCAL YEARS ENDED MARCH 31, 1994, 1995, AND 1996
                                 (IN THOUSANDS)

                                                                          1994         1995         1996
                                                                         -------      -------      -------
Cash flows from operating activities:
   Net loss from continuing operations .............................     $(2,736)     $(2,196)     $(1,584)
   Adjustments to reconcile net loss to net cash used
          for operating activities:
       Income (loss) from discontinued operations ..................         (90)          22         --
       Depreciation and amortization ...............................       1,117          800          449
       Provision for doubtful accounts receivable ..................          (1)           1            1
       Compensation on stock plan activity .........................           5            8           11
   Changes in operating assets and liabilities:
       Increase in accounts receivable .............................         (78)          (6)        (570)
       (Increase) decrease in inventories ..........................          49         (191)        (278)
       Increase in other assets ....................................         (19)          (8)         (18)
       Increase in accounts payable and accrued liabilities ........         287           35        1,102
       (Decrease) increase in advance payments from customers ......         218         (121)         (39)
       Decrease in net assets (liabilities) related to
          discontinued operations ..................................          48          (73)         (14)
                                                                         -------      -------      -------

          Net cash used for operating activities ...................      (1,200)      (1,729)        (940)
                                                                         -------      -------      -------

Cash flows from investing activities:
   Purchase of property and equipment ..............................        (293)        (252)        (313)
   Increase in patents .............................................         (93)         (83)         (67)
                                                                         -------      -------      -------

          Net cash used for investing activities ...................        (386)        (335)        (380)
                                                                         -------      -------      -------

Cash flows from financing activities:
   Proceeds from sale of common stock, net of issuance costs .......       2,759        1,000        2,364
                                                                         -------      -------      -------

          Net cash provided by financing activities ................       2,759        1,000        2,364
                                                                         -------      -------      -------

          Net increase (decrease) in cash and cash equivalents .....       1,173       (1,064)       1,044

Cash and cash equivalents:
   Beginning of year ...............................................         941        2,114        1,050
                                                                         -------      -------      -------
   End of year .....................................................     $ 2,114      $ 1,050      $ 2,094
                                                                         =======      =======      =======

Supplemental disclosures--cash payments for the following items are:
   Income taxes ....................................................     $     5      $     5      $     6
                                                                         =======      =======      =======
   Interest ........................................................     $     4      $     7      $     8
                                                                         =======      =======      =======


   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                   STATEMENTS.

                 DREXLER TECHNOLOGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1996

1.   Organization and Operations

     Drexler Technology Corporation and its wholly owned subsidiary, LaserCard Systems Corporation, (the "Company") develop, manufacture, and market optical data storage products used with personal computers for information recording, storage, and retrieval. The Company's customers are mainly value-added reseller
(VAR) companies throughout the world that develop commercial applications for LaserCard(R) products. The Company's target markets include consumer, business, and government applications for portable, recordable, unitary record cards. These applications include healthcare, secure access/ID, and automobile maintenance cards.

     The Company is subject to certain risks including competition from substitute products and larger companies, and the need for additional financing through profitable operations or external financing, or both.

2.   Summary of Significant Accounting Policies

     Principles of Consolidation and Basis of Presentation

     The consolidated financial statements include the accounts of Drexler Technology Corporation and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Fiscal Period

     For purposes of presentation, the Company has indicated its accounting period as ending on March 31 and its interim quarterly periods as ending on the corresponding month end. The Company, in fact, operates and reports quarterly periods ending on the Friday closest to month end. Fiscal 1994, 1995, and 1996 were 52-week years.

     Cash and Cash Equivalents

     The Company considers all highly liquid investments, consisting primarily of commercial paper, with original maturities of three months or less to be cash equivalents.

     Inventories

     Inventories are stated at the lower of cost or market, with cost determined on a first-in, first-out basis and market based on the lower of replacement cost or estimated realizable value. The components of inventories as of March 31 are (in thousands):

                                                           1995             1996
                                                           ----             ----
Raw materials ................................             $296             $443
Work-in-process ..............................               23               79
Finished goods ...............................              110              164
Systems and components
   held for resale ...........................              157              178
                                                           ----             ----
                                                           $586             $864
                                                           ====             ====

     The Company currently buys all of its reader/writers, an important component of its systems, from one supplier. An interruption or change in the supply of reader/writers could cause a delay in product shipments and a possible loss of sales, which would affect operating results adversely.

     Property and Equipment

     The components of property and equipment as of March 31 are (in thousands):

                                                        1995               1996
                                                        ----               ----
Equipment and furniture ..................            $11,021            $11,285
Leasehold improvements ...................              1,752              1,782
                                                      -------            -------
                                                      $12,773            $13,067
                                                      =======            =======


     Depreciation is provided over the estimated useful lives (five to seven years) of equipment and furniture using the double-declining balance and straight-line methods. During fiscal 1995, the Company completed a review of its fixed asset lives and determined that the actual lives for manufacturing equipment, with a net book value of $1,320,000, were generally longer than the estimated useful lives for depreciation purposes. Therefore, the Company extended the estimated useful lives of its manufacturing equipment by five years, effective October 1, 1994. In addition, the Company established a salvage value of approximately $315,000 on this equipment. For the year ended March 31, 1995, this change in estimated lives reduced depreciation expense by approximately $375,000 and decreased the net loss by approximately $375,000 ($0.05 per share); and for the year ended March 31, 1996, the change reduced depreciation expense by approximately $658,000 and decreased the net loss by approximately $658,000 ($0.08 per share). Leasehold improvements are amortized over the shorter of the life of the asset or life of the lease using the straight-line method.

     Patent Costs

     Costs incurred in connection with patents are capitalized and amortized over the estimated useful lives of the patents of 9 to 17 years.

     Gross patent expenditures capitalized and accumulated amortization as of March 31 are as follows (in thousands):

                                                              1995         1996
                                                           -------      -------
Gross patent expenditures ............................     $ 2,245      $ 2,312
Accumulated amortization .............................      (1,171)      (1,330)
                                                           -------      -------
                                                           $ 1,074      $   982
                                                           =======      =======


     Software Development Costs

     Under the criteria set forth in SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed," capitalization of software development costs begins upon the establishment of technological feasibility of the product, which the Company defines as a beta version of the software. The period of time commencing when a product achieves beta status and ending when a product is available for general release is typically very short. Accordingly, amounts that could have been capitalized under SFAS No. 86 after consideration of the above factors were immaterial and, therefore, no software development costs have been capitalized by the Company to date.

     Revenue Recognition

     Product sales primarily consist of card sales and sales of reader/writers. The Company generally recognizes revenue from product sales at the time of shipment. Where appropriate, provision is made at that time for estimated warranty costs.

     License revenues include front-end license fees and long-term royalty payments. License fees are generally recognized as revenues when the license agreement is signed. Long-term royalty payments are recognized as revenue when realized.

     No licenses were sold in fiscal 1994; fiscal 1995 license revenue included $1 million from the sale of an optical memory card distribution license; and fiscal 1996 license revenue included $200,000 from an agreement comprised of a trademark license and an installment payment toward a possible future license for optical memory card distribution. Optical memory card distribution licenses grant the right to purchase such cards at the Company's most favorable pricing.

     The cost of license revenue is not material and is included in selling, general, and administrative expenses.

     Reclassifications

     Certain reclassifications were made to the prior year presentation to conform with the current year presentation.

     New Accounting Standards

     In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation," which will be effective for the Company's 1997 fiscal year. SFAS No. 123 allows companies which have stock-based compensation arrangements with employees to adopt a new fair-value basis of accounting for stock options and other equity instruments, or to continue to apply the existing accounting rules under Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," but with additional financial statement disclosure. The Company plans to continue to account for stock-based compensation arrangements under APB Opinion No. 25 and, therefore, does not anticipate SFAS No. 123 will have a material impact on its financial position, results of operations, or cash flows.

     In March 1995, the Financial Accounting Standards Board issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 121 requires that long-lived assets be reviewed for impairment and, if necessary, an impairment loss be recorded whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. SFAS No. 121 is effective for fiscal year 1997. Management does not believe the adoption of SFAS No. 121 will have a material effect on the financial position or results of operations of the Company.

3.   Loss Per Share

     Loss per share has been computed based upon the weighted average number of common shares outstanding.

4.   Major Customers and Export Sales

     The Company operates in one industry segment--the development, manufacture, and sale of optical data products used for computer data storage. Five customers each accounted for more than 10% of revenues for one or more years during fiscal 1994, 1995, and 1996, as follows:

                                                        Fiscal Year
                                                        -----------

                                           1994            1995            1996
                                           ----            ----            ----
Customer A .....................             15%             NA              39%
Customer B .....................             NA              NA              18%
Customer C .....................             19%             16%             13%
Customer D .....................             18%             13%             NA
Customer E .....................             NA              32%             NA

                (NA = Not applicable, less than 10% of revenues.)

     At March 31, 1996, two substantial U.S. customers comprised 96% of total accounts receivable, primarily for products sold under a U.S. government subcontract.

     Revenues by region are as follows (in thousands):

                                                                   Fiscal Year
                                                                   -----------

                                                           1994       1995         1996
                                                          ------     ------     --------
United States .......................................     $  885     $  917     $  3,083
Asia ................................................        233      1,427        1,263
Europe ..............................................        601        698          684
Rest of world .......................................        119        124          265
                                                          ------     ------     --------
                                                          $1,838     $3,166     $  5,295
                                                          ======     ======     ========


     Three foreign countries each accounted for more than 10% of revenues for one or more years during fiscal 1994, 1995, and 1996, as follows: fiscal 1994 - Czech Republic (18%); fiscal 1995 - South Korea (34%), Czech Republic (14%); fiscal 1996 - Philippine Islands (19%).

5.   Discontinued Operations

     In the fourth quarter of fiscal 1993, the Company closed its Precision Photoglass, Inc. subsidiary, which was a manufacturer of photoplates for the semiconductor industry.

     The components of the income (loss) from discontinued operations included in the consolidated statements of operations contained herein for the fiscal years ended March 31 are (in thousands):

                                                               Fiscal Year
                                                               -----------

                                                          1994             1995
                                                          ----             ----
Revenues .....................................            $ 29             $--
Cost of product sales ........................              93              --
Operating loss reserve .......................             (64)             --
Shutdown expense reserve .....................              90              (22)
                                                          ----             ----
Income (loss) from
   discontinued operations ...................            $(90)            $ 22
                                                          ====             ====


     Liabilities related to discontinued operations as of March 31, 1995 consisted of accounts payable.

6.   Common Stock

     As of March 31, 1996, the Company has reserved 1,465,520 shares and 69,412 shares of common stock under its stock option and stock purchase plans, respectively.

     The Company's 1991 Stock Option Plan provides that stock options may be granted to employees, officers, and consultants of the Company and that option prices may be no less than 100% of the fair market value of the shares at the date of grant. Options are exercisable, as determined by the Board of Directors, during the term of the option, which cannot exceed ten years (except that the option term cannot exceed five years in the case of incentive stock options granted to a principal shareholder).

     The following option activity in the Plan has occurred since March 31, 1993:

                                                       Stock Option Table

                                                           Options
                                                          Available              Outstanding
                                                          for Grant               Options                  Per Share Price
                                                          ---------               -------                  ---------------
Balance March 31, 1993...............................       402,020                 970,547             $ 3.375  --    $ 6.60
   Granted...........................................      (293,700)                293,700             $ 5.812  --    $ 8.125
   Exercised.........................................            --                (339,797)            $ 3.375  --    $ 6.50
   Expired...........................................         1,500                  (1,500)            $ 8.125
                                                           --------                --------
Balance March 31, 1994...............................       109,820                 922,950             $ 3.375  --    $ 8.125
   Authorized........................................       400,000                      --
   Granted...........................................       (93,100)                 93,100             $ 4.563  --    $ 6.813
   Exercised.........................................            --                 (11,900)            $ 4.94   --    $ 5.94
   Expired...........................................         1,500                  (1,500)            $ 6.50
                                                           --------               ---------
Balance March 31, 1995...............................       418,220               1,002,650             $ 3.375  --    $ 8.125
   Authorized........................................       400,000                      --
   Granted...........................................      (530,400)                530,400             $ 5.57   --    $12.313
   Exercised.........................................            --                (355,350)            $ 3.375  --    $ 8.125
   Expired...........................................         2,100                  (2,100)            $ 6.813
                                                           --------               ---------
Balance March 31, 1996...............................       289,920               1,175,600             $ 4.25   --    $12.313
                                                           ========               =========


     As of March 31, 1996, a total of 860,333 option shares were fully vested and exercisable under the Plan. The total option price paid on options exercised during fiscal 1994, 1995, and 1996 was $1,386,348, $62,278, and $1,893,609,
respectively.

     Under the Company's Employee Stock Purchase Plan, eligible employees may designate from 2% to 6% of their compensation to be withheld for the purchase of shares of common stock at 67% of fair market value. The 33% differential in the price of shares sold under the Plan is charged to operations as compensation. Under the Plan, employees purchased 2,762 shares in fiscal 1994; 4,673 shares in fiscal 1995; and 3,295 shares in fiscal 1996, at an average purchase price per share of $4.00, $3.35, and $7.00, respectively.

7.   Commitments

     The Company occupies its facilities under various operating leases. The rent expense relating to these facilities was approximately $380,000 in fiscal 1994, $363,000 in fiscal 1995, and $369,000 in fiscal 1996.

     As of March 31, 1996, future minimum rental payments relating to these leases are (in thousands):

       Fiscal Year
       -----------
         1997..................................  $     367
         1998..................................        366
         1999..................................        367
         2000..................................        336
         2001..................................         53
                                                 ---------
                                                 $   1,489
                                                 =========

8.   Income Taxes

     The major components of the net deferred tax asset as of March 31 are as follows (in thousands):

                                                      1995               1996
                                                    --------           --------
Net operating losses:
    Federal ..............................          $ 12,248           $ 13,065
    State ................................             1,013              1,089
Tax credits ..............................             1,109              1,109
Reserves and accruals not
    currently deductible
    for tax purposes .....................               136                144
Depreciation .............................              (122)               (86)
Capitalized patent costs .................              (398)              (364)
Other ....................................               (18)                (4)
                                                    --------           --------
    Total deferred tax asset .............            13,968             14,953
Valuation allowance ......................           (13,968)           (14,953)
                                                    --------           --------
    Net deferred tax asset ...............          $   --             $   --
                                                    ========           ========


     The Company has established a valuation allowance for the total deferred tax asset, as it is uncertain that the deferred tax asset will be realized.

     The Company's federal net operating losses will expire at various dates from 2001 through the year 2011. The Company's state net operating losses will expire at various dates from 1997 through the year 2001. The tax credit carryforwards will expire at various dates from 2000 through the year 2004.

9.   Other Income

     In December 1992, the Company filed a claim against a third party for possible future business loss. In June 1993, the Company and the third party reached an agreement whereby the third party agreed to pay the Company $744,000 in full and final settlement of the claim. The income from the settlement was recorded in fiscal 1994 as other income, net of expenses of $31,000. There was no income of this type in fiscal 1995 or 1996.

     During the first quarter of fiscal 1996, the Company received a $200,000 nonrefundable deposit toward a license agreement. The license agreement was not consummated and the deposit was forfeited by the licensee. The income from the forfeiture of the deposit is recorded as other income in fiscal 1996.

                   QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

     The unaudited quarterly results of operations of the Company for fiscal 1995 and fiscal 1996 are as follows (in thousands, except per share amounts):

                                                     QUARTERLY FINANCIAL RESULTS (UNAUDITED)
- ----------------------------------------------------------------------------------------------
                                                  1ST          2ND          3RD          4TH
                                                  ---          ---          ---          ---
FISCAL 1995:
   Product sales ..........................     $   795      $   545      $   232      $   569
   License fees ...........................          10            3        1,003            9
   Income (loss) from continuing operations        (817)        (759)         162         (782)
   Gain from discontinued operations ......          22         --           --           --
   Net income (loss) ......................        (795)        (759)         162         (782)
   Income (loss) per share:
      Continuing operations ...............     $  (.10)     $  (.09)     $   .02      $  (.09)
      Discontinued operations .............        --           --           --           --
      Net loss ............................        (.10)        (.09)         .02         (.09)

FISCAL 1996:
   Product sales ..........................     $   762      $   785      $ 1,582      $ 1,930
   License fees ...........................         207           10            7           12
   Net loss ...............................        (453)        (441)        (364)        (326)
   Loss per share .........................     $  (.05)     $  (.05)     $  (.04)     $  (.04)

ITEM 9.           CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL
                  DISCLOSURE

      None.

                                    PART III

      Pursuant to Paragraph G(3) of the General Instructions for Form 10-K, portions of the information required by Part III of Form 10-K are incorporated by reference from the Company's Proxy Statement to be filed with the Commission in connection with the Company's 1996 Annual Meeting of Stockholders (the "Proxy Statement").

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      Information concerning directors and executive officers of the Company is set forth under the caption "Directors and Executive Officers of the Registrant" at the end of Part I of this Report on Form 10-K.

      Information concerning compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, is set forth in the Proxy Statement under the caption "Compliance with Section 16(a) of the Securities Exchange Act of 1934" and is incorporated herein by reference.

ITEM 11.          EXECUTIVE COMPENSATION

      Information concerning executive compensation appears in the Company's Proxy Statement, under the captions "Director Compensation," "Executive Compensation," and "Compensation Committee Interlocks and Insider Participation" and is incorporated herein by reference.

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      Information concerning the security ownership of certain beneficial owners and management appears in the Company's Proxy Statement under the captions "Stock Ownership Table" and "Principal Stockholder" and is incorporated herein by reference.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      None.

                                     PART IV

ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
                  FORM 8-K

(A)   LIST OF DOCUMENTS FILED AS PART OF THIS REPORT

      1. The Consolidated Financial Statements of the Company, filed herewith under Item 8, as follows:

                                                                                                   Page
                                                                                                  Number
                                                                                                  ------
           (1)    Report of Independent Public Accountants                                          25

           (2)    Consolidated Balance Sheets at March 31, 1995
                  and March 31, 1996                                                                26

           (3)    Consolidated Statements of Operations for
                  Fiscal Years 1994, 1995, and 1996                                                 27

           (4)    Consolidated Statements of Stockholders' Equity
                  for Fiscal Years 1994, 1995, and 1996                                             28

           (5)    Consolidated Statements of Cash Flows for Fiscal
                  Years 1994, 1995, and 1996                                                        29

           (6)    Notes to Consolidated Financial Statements                                        30


     2.    Financial Statement Schedules:  None

           Schedules not listed above are not applicable or not required, or the information required to be set forth therein is included in the Consolidated Financial Statements or the notes thereto.

      3.   Exhibits

           The Exhibits to this Report, filed herewith under Item 14(c) or incorporated by reference from other documents previously filed with the Securities and Exchange Commission, as follows:

                  Exhibit                                                               Page Number or Incorporated
                  Number             Description                                              By Reference to
                  -------            -----------                                        ---------------------------
           (1)    Exhibits 3.1, 3.2, 3.2.1, 3.2.2, and 3.2.3, Articles of
                  Incorporation and By-Laws of the Company, as follows:

                  3.1             Articles of Incorporation                                   Exhibit 3.1 to Report on
                                                                                              Form 10-Q for period
                                                                                              ended September 25, 1987

                Exhibit                                                                 Page Number or Incorporated
                Number                     Description                                          By Reference to
                -------                    -----------                                  ---------------------------
                  3.2             By-Laws                                               Exhibit 3.2 to Report on
                                                                                        Form 10-Q for period
                                                                                        ended September 25, 1987

                  3.2.1           By-Law Amendment Adopted                              Exhibit 3.2.1 to Report on
                                  during Fiscal 1991                                    Form 10-K for period
                                                                                        ended March 31, 1992

                  3.2.2           By-Law Amendments Adopted                             Exhibit 3.2.2 to Report on
                                  during Fiscal 1992                                    Form 10-K for period
                                                                                        ended March 31, 1992

                  3.2.3           By-Law Amendment Adopted                              Exhibit 3.2.3 to Report on
                                  during Fiscal 1994                                    Form 10-Q for period
                                                                                        ended September 30, 1993

           (2)    Exhibits 10.1 through 10.6.2, Material Contracts, as follows:

                  10.1            Building Lease with                                   Exhibit 10.1 to Report on
                                  Kimes Properties                                      Form 10-K for fiscal year
                                                                                        ended March 31, 1993

                  10.1.2          Building Lease Extension                              Page 42
                                  with Kimes Properties

                  10.2            Building Lease with                                   Exhibit 10.8 to Report on
                                  Renault & Handley                                     Form 10-K for fiscal year
                                  Employees Investment Co.                              ended April 2, 1982

                  10.2.1          Building Lease Extensions                             Exhibit 10.10 to Report
                                  with Renault & Handley                                on Form 10-K for fiscal
                                  Employees Investment Co.                              year ended March 31, 1987

                  10.2.2          Building Lease Extensions                             Exhibit 10.3.2 to Report
                                  with Renault & Handley                                on Form 10-K for fiscal
                                  Employees Investment Co.                              year ended March 31, 1989

                  10.2.3          Building Lease Extensions                             Exhibit 10.2.3 to Report on
                                  with Renault & Handley                                Form 10-K for fiscal year
                                  Employees Investment Co.                              ended March 31, 1992

                  10.2.4          Building Lease Extensions                             Exhibit 10.2.4 to Report on
                                  with Renault & Handley                                Form 10-Q for period ended
                                  Employees Investment Co.                              September 30, 1994

                  10.3            Optical Memory Card                                   Exhibit 4 to Report on
                                  Manufacturing License                                 Form 8-K dated
                                  with Canon Inc.                                       January 10, 1989

                Exhibit                                                                 Page Number or Incorporated
                Number                     Description                                          By Reference to
                -------                    -----------                                  ---------------------------
                  10.4            Optical Memory Card Manufacturing                     Exhibit 10.8 to Report on
                                  License with Optical Memory Card                      Form 10-K for fiscal year
                                  Business Corporation                                  ended March 31, 1991

                  10.5            Management Bonus Plan                                 Exhibit 10.9 to Report on
                                                                                        Form 10-K for fiscal year
                                                                                        ended April 1, 1983

                  10.6            1991 Stock Option Plan                                Exhibit 10.10 to Report
                                                                                        on Form 10-K for fiscal
                                                                                        year ended March 31, 1991

                  10.6.1          Amended 1991 Stock Option Plan                        Exhibit 10.10.1 to Report
                                  Approved by Stockholders during                       on Form 10-Q for period
                                  Fiscal 1994                                           ended September 30, 1993

                  10.6.2          Amended 1991 Stock Option Plan                        Exhibit 10.6.2 to Report
                                  Approved by Stockholders during                       on Form 10-K for period
                                  Fiscal 1995                                           ended March 31, 1995

                  10.6.3          Amended 1991 Stock Option Plan                        Exhibit 10.1 to Report
                                  Approved by Stockholders during                       on Form 10-Q for period
                                  Fiscal 1996                                           ended September 30, 1995

           (3)    22.0            Subsidiaries                                          Page 43

           (4)    24.0            Consent of Experts and Counsel                        Page 44

      Exhibits not listed above are not applicable to registrant.

(B)   REPORTS ON FORM 8-K

      The Company did not file any Reports on Form 8-K during the quarter ended March 31, 1996.


(C)  EXHIBITS

      Exhibits 10.1.2, 22.0, and 24.0 are contained herein.


(D)  FINANCIAL STATEMENT SCHEDULES

      None.

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

         Dated:  June 27, 1996

                                         DREXLER TECHNOLOGY CORPORATION

                                         By          /s/Jerome Drexler
                                             ---------------------------------
                                                 Jerome Drexler, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

        Signature                                                 Title                                     Date
        ---------                                                 -----                                     ----
/s/Jerome Drexler                                    Chairman of the Board of Directors                June 27, 1996
- -----------------------------                        and President
Jerome Drexler                                       (Principal Executive Officer)

/s/Steven G. Larson                                  Vice President of Finance and Treasurer           June 27, 1996
- -----------------------------                        (Principal Financial Officer and
Steven G. Larson                                     Principal Accounting Officer)

/s/Arthur H. Hausman                                 Director                                          June 27, 1996
- -----------------------------
Arthur H. Hausman

/s/William E. McKenna                                Director                                          June 27, 1996
- -----------------------------
William E. McKenna