Form 10-K/A
period 1996-03-31
DREXLER TECHNOLOGY CORP
filed 1996-07-26
CIK 30140

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[Mark One]              AMENDMENT NO. 1 TO FORM 10-K
   /X/         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934
                   For the Fiscal Year Ended March 31, 1996

                                       OR

   / /         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                        For the Transition Period from _____ to _____

                         Commission File Number: 0-6377

                         DREXLER TECHNOLOGY CORPORATION
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

Number of outstanding shares of Common Stock, $.01 par value, at June 24, 1996:
8,900,624

                    DOCUMENTS INCORPORATED BY REFERENCE: NONE

     The undersigned Registrant hereby amends Part III, Items 10, 11, and 12 of its Annual Report on Form 10-K for the fiscal year ended March 31, 1996 as follows in order that such items are contained in the Form 10-K directly rather than being incorporated by reference from Registrant's Definitive Proxy
Statement:

     (a) The foregoing cover page to the Form 10-K is hereby amended to delete the entry under Documents Incorporated by Reference and to replace it with the word "NONE."

     (b) Part III of the Form 10-K is hereby amended to add the information required under Items 10, 11, and 12, as follows:

                                    PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

A.   Directors and Executive Officers

     Information concerning directors and executive officers of the Company is set forth under the caption "Directors and Executive Officers of the Registrant" at the end of Part I of this Report on Form 10-K.



B.   Compliance with Section 16(a) of the Securities Exchange Act of 1934

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors, executive officers, and beneficial owners of more than 10 percent of the Company's Common Stock to file with the Commission initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. The Company believes these requirements were satisfied for the fiscal year ended March 31, 1996, except that due to administrative errors in the Company's stock administration function, certain Form 4s were filed seven to 14 days late for the following executive officers and directors: Dr. Dyball, three reports covering a total of ten transactions; Mr. Larson, two reports covering a total of seven transactions; Messrs. Hausman and McKenna, two reports covering a total of eight transactions each.

ITEM 11.     EXECUTIVE COMPENSATION

A.   Compensation of Executive Officers

     The table below discloses the total compensation paid to the Company's President and Executive Vice President for the three fiscal years ended March 31, 1996, for services rendered in all capacities to the Company and its subsidiaries. No other executive officer of the Company earned $100,000 or more in aggregate salary and bonuses for the 1996 fiscal year.

                           SUMMARY COMPENSATION TABLE

                                                                  Annual Compensation                Long-Term Compensation
                                                                  -------------------                ----------------------
                                            Fiscal                                                      Shares Underlying
Name and Principal Position                  Year             Salary ($)             Bonus ($)           Option Grants (#)
- ---------------------------                  ----             ----------             ---------          -----------------
Jerome Drexler,                              1996            $  158,014            $    0                    30,000
   Chairman of the Board                     1995            $  146,956            $    0                    17,000
  and President                              1994            $  122,308            $    0                    72,000(1)

Christopher Dyball,
  Executive Vice President                   1996            $  107,206            $    0                    75,000
  and General Manager,                       1995            $  102,979            $    0                    17,000
  Card Manufacturing                         1994            $   87,218            $    0                    15,000

(1) This option was granted in January of 1993 (fiscal 1993) subject to stockholder approval of certain amendments to the 1991 Stock Option Plan, which approval was obtained in September of 1993 (fiscal 1994).

Stock Option Grants to Executive Officers

      The table below sets forth the stock options granted to the Company's President and Executive Vice President under the Company's 1991 Option Plan during the 1996 fiscal year ended March 31, 1996. No other executive officer of the Company earned $100,000 or more in salary and bonuses for the 1996 fiscal year. The table sets forth hypothetical dollar gains or "option spreads" for the options at the end of their respective terms, as calculated in accordance with the rules of the Securities and Exchange Commission. Each gain is based on arbitrarily assumed annualized rates of compounded appreciation of the market price at the date of grant of 5 percent and 10 percent from the date the option was granted to the end of the option term. However, no gain to the optionee is possible without an increase in stock price, which will benefit all stockholders commensurately. A zero percent gain in stock price appreciation will result in zero dollars for the optionee. Actual gains, if any, on option exercises are dependent on the future performance of the Company's Common Stock.

                        OPTION GRANTS IN LAST FISCAL YEAR

                                  Individual Grants                                        Potential Realizable Value at
                                     Percent of                                               Assumed Annual Rates of
                      Shares        Total Options        Exercise                          Stock Price Appreciation for
                   Underlying        Granted to             Price                            5- or 10-Year Option Term
                      Options         Employees           ($/Share)        Expiration      ------------------------------
       Name         Granted(#)     in Fiscal Year           (1)              Date(2)         5%               10%
       ----         ----------     --------------       ----------           -------         --               ---
Jerome Drexler       30,000             5.7%             $8.563         Aug 24, 2005        $ 161,547      $  409,393

Christopher          20,000             3.8%             $7.00          June 7, 2000        $  38,679      $   85,471
  Dyball             10,000             1.9%             $8.563         Aug 24, 2000        $  23,657      $   52,275
                     45,000             8.5%             $9.063         Sep 15, 2000        $ 112,671      $  248,974


(1) At the discretion of the Board of Directors and/or Stock Option Committee, the optionee may pay the exercise price to the Company in cash, by promissory note, or by delivering already owned shares, subject to certain conditions.

(2) Mr. Drexler's option has a ten-year term, and Dr. Dyball's options have five-year terms. These options are subject to earlier termination in certain events.

Aggregated Option Exercises and Options Held by Executive Officers

      The following table sets forth the value of options exercised by the Company's President and Executive Vice President during the 1996 fiscal year and remaining unexercised at fiscal year end.

                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR-END OPTION VALUES

                         Shares                          Number of Securities Underlying           Value of Unexercised
                       Acquired on          Value            Unexercised Options at               In-the-Money Options at
                        Exercise          Realized             Fiscal Year-End (#)                Fiscal Year-End ($)(2)
                                                               -------------------                ----------------------
          Name             (#)             ($)(1)           Exercisable Unexercisable       Exercisable       Unexercisable
          ----            -----         ------------        ----------- -------------       -----------       -------------
Jerome Drexler                0                    0           192,000           0           $1,062,938                 0

Christopher Dyball       46,000             $171,671           110,000      45,000           $  613,725          $132,187


(1) Market value of underlying securities (based on the fair market value of the Company's Common Stock on The Nasdaq Stock Market) at the time of their exercise, minus the exercise price.

(2) Market value of securities underlying in-the-money options at fiscal year end (based on $12.00 per share, the average of the high and low trading prices of the Company's Common Stock on The Nasdaq Stock Market as of March 31, 1996), minus the exercise price.

B.    Compensation of Directors

      Each of the three directors receives a fee of $1,200 per month for serving as a director, the standard fee in effect since July of 1995. From February of 1985 through June of 1995, the fee paid for serving as a director was $750 per month. The Company also reimburses reasonable out-of-pocket expenses incurred by directors performing services for the Company.

         The Company's 1991 Stock Option Plan provides for the automatic grant of a five-year option to purchase 15,000 shares of the Company's Common Stock on the date any person first becomes a director. These grants to newly elected directors become exercisable in cumulative increments of one-third each at the end of 24 months, 36 months, and 48 months from the date of grant. The 1991 Stock Option Plan further provides that on the date of the Company's annual meeting of stockholders, each director who has served as a director of the Company for the preceding nine-month period, who is also a member of the Stock Option Committee, and who is re-elected at such annual meeting, is automatically granted a five-year option to purchase 6,000 shares of the Company's Common Stock. The option share grants to such re-elected directors are exercisable in full at the time of grant. The exercise price for options granted to newly elected directors and re-elected directors is the fair market value of the Company's Common Stock on the effective date of the grant of the option.

C. Employment Contracts, Termination of Employment, and Change of Control Arrangements

      None of the Company's executive officers has employment or severance arrangements with the Company. Under the terms of the 1991 Stock Option Plan, the Board of Directors and/or Stock Option Committee retains discretion, subject to certain limits, to modify the terms of outstanding options.

      In the event of a merger or sale of assets or like event, the Board of Directors is empowered to make appropriate adjustments to options under the 1991 Option Plan. The Board of Directors has adopted guidelines specifying the following as adjustments that it would consider appropriate upon the occurrence of such an event:

     (1) permitting optionees no less than thirty days to exercise the vested portion of their options;

     (2) having the successor corporation either (a) issue to optionees replacement options for the unvested portions of options, or else (b) pay deferred compensation on the spread between the value of Company stock upon the occurrence of such event and the option exercise price at the time such unvested portion would have vested; and

     (3) providing for vesting of 100 percent of the unvested portion for optionees employed by the Company for at least two years prior to such event if their employment is terminated within one year of such event by the successor corporation other than by resignation or for acts of moral turpitude.

D.   Compensation Committee Interlocks and Insider Participation

     Jerome Drexler, the Company's President, is a member of the Compensation Committee. The Compensation Committee is responsible for setting the salaries of the Company's executive officers, other than the President, and for certain other management employees of the Company and its subsidiaries.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

A.     Principal Stockholder

       The table below shows the name, address, number of shares held, nature of ownership, and percentage of shares held as of July 10, 1996, by the only person or entity known to the Company to be the beneficial owner of more than 5 percent of the Company's Common Stock.

                                           Number of Shares and           Percentage
               Name and Address             Nature of Ownership            of Class
Jerome Drexler                                 1,463,798(1)                  16.4%
c/o Drexler Technology Corporation           Full dispositive
1077 Independence Avenue                     and voting power
Mountain View, CA  94043

(1) Includes 192,000 shares purchasable by exercise of option within 60 days. Does not include 187,100 shares owned by Mr. Drexler's wife and 15,800 shares held indirectly by his wife as custodian, as to all of which shares Mr. Drexler disclaims any beneficial ownership. Does not include 6,500 shares held by The Drexler Foundation, the assets of which are perpetually dedicated to charity. The power to vote and to dispose of the shares held by The Drexler Foundation is shared by the Foundation's directors, consisting of Mr. Drexler and his wife.

B.    Security Ownership of Management

     The table below contains information respecting the number of shares and percentage of the Company's Common Stock beneficially owned by each director of the Company, by each executive officer of the Company, and by all executive officers and directors as a group, as of July 10, 1996. The beneficial owners of the shares have full voting and investment power, except as indicated in the table, and have addresses in care of the Company. As of the close of business on July 10, 1996, the Company had outstanding 8,900,624 shares of Common Stock.

                              STOCK OWNERSHIP TABLE



                                                                                              Director      Common      Percentage
             Name, Principal Occupation, and Other Directorships                  Age         Since        Shares      of Class
JEROME DREXLER . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    68         1968      1,463,798(1)      16.4%
Chairman of the Board of Directors and President of the Company.

ARTHUR H. HAUSMAN . . . . . . . . . . .  . . . . . . . . . . . . . . . . . . . .   72         1981         37,500(2)      .4%
Director; private investor.  Retired Chairman, President, and Chief
Executive Officer of Ampex Corporation (manufacturer of professional audio-video systems, data/memory products, and magnetic tape);
Director of California Amplifier, Inc. (low-noise amplifiers); Director of
California Microwave, Inc. (commercial telecommunications and defense electronics); and Director Emeritus of Technology for
Communications International (high-frequency antenna systems and electronic reconnaissance systems).

WILLIAM E. McKENNA . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    76         1970         56,000(2)      .6%
Director; private investor.  Director of California Amplifier, Inc. (low-
noise amplifiers); Safeguard Health Enterprises, Inc. (healthcare services); WMS Industries, Inc. (amusement games); Williams
Hospitality Management Group, Inc. (resort hotels); and Calprop
Corporation (real estate).

CHRISTOPHER J. DYBALL . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     45          N/A        110,747(3)      1.2%
Executive Vice President and General Manager, Card Manufacturing.

STEVEN G. LARSON . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    46          N/A         90,046(4)      1.0%
Vice President of Finance and Treasurer.

All executive officers and directors as a group (the five persons named above) .                         1,758,091(5)     19.8%

(1) Includes 192,000 shares purchasable by exercise of option within 60 days. Does not include 187,100 shares owned by Mr. Drexler's wife and 15,800 shares held indirectly by his wife as custodian, as to all of which shares Mr. Drexler disclaims any beneficial ownership. Does not include 6,500 shares held by The Drexler Foundation, the assets of which are perpetually dedicated to charity. The power to vote and to dispose of the shares held by The Drexler Foundation is shared by the Foundation's directors, consisting of Mr. Drexler and his wife.

(2)  Includes 18,000 shares purchasable by exercise of option within 60 days.

(3)  Includes 110,000 shares purchasable by exercise of option within 60 days.

(4)  Includes 89,900 shares purchasable by exercise of option within 60 days.

(5)  Includes 427,900 shares purchasable by exercise of option within 60 days.



      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

                         DREXLER TECHNOLOGY CORPORATION

                         by: /s/Steven G. Larson
                             --------------------------------------------------
                             Steven G. Larson
                             Vice President of Finance and Treasurer
                             (Principal Financial Officer and Principal
                              Accounting Officer)

July 26, 1996