Form 10-Q
period 1996-06-30
DREXLER TECHNOLOGY CORP
filed 1996-08-12
CIK 30140

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the quarter ended:                                   Commission file number:
   June 30, 1996                                                  0-6377

                         DREXLER TECHNOLOGY CORPORATION

             (Exact name of Registrant as specified in its charter)

         Delaware                                                77-0176309
(State or other jurisdiction of                              (I.R.S.  Employer
 incorporation or organization)                              Identification No.)

1077 Independence Avenue, Mountain View, CA                      94043-1601
 (Address of principal executive offices)                        (Zip Code)

                                 (415) 969-7277
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. /X/ Yes / / No

         Number of outstanding shares of Common Stock, $.01 par value, at June 30, 1996: 8,900,624

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

     It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto for the year ended March 31, 1996, included in the Company's Form 10-K Annual Report.

     The results of operations for the three months ended June 30, 1996 are not necessarily indicative of results to be expected for the entire year ending March 31, 1997.

                 DREXLER TECHNOLOGY CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

               (In thousands, except share and per share amounts)

                                     Assets

                                                                                       March 31,     June 30,
                                                                                         1996          1996
                                                                                       --------      --------
                                                                                                    (Unaudited)
Current assets:
    Cash and cash equivalents ....................................................     $  2,094      $  1,171
    Accounts receivable ..........................................................          667           168
    Inventories ..................................................................          864         1,251
    Other current assets .........................................................          157           155
                                                                                       --------      --------
       Total current assets ......................................................        3,782         2,745
                                                                                       --------      --------
Property and equipment, at cost ..................................................       13,067        13,187
    Less--accumulated depreciation and amortization ..............................      (11,460)      (11,533)
                                                                                       --------      --------
       Property and equipment, net ...............................................        1,607         1,654
Patents, net .....................................................................          982           954
                                                                                       --------      --------
          Total assets ...........................................................     $  6,371      $  5,353
                                                                                       ========      ========

                      Liabilities and Stockholders' Equity

Current liabilities:
    Accounts payable .............................................................     $  1,498      $    740
    Accrued payroll costs ........................................................          233           225
    Advance payments from customers ..............................................          177           123
    Other accrued liabilities ....................................................          136           117
                                                                                       --------      --------
       Total current liabilities .................................................        2,044         1,205
                                                                                       --------      --------
Stockholders' equity:
    Preferred stock, $.01 par value:
       Authorized--2,000,000 shares
       Outstanding--none .........................................................           --            --
    Common stock, $.01 par value:
       Authorized--15,000,000 shares
       Outstanding--8,831,674 shares at March 31, 1996 and
          8,900,624 shares at June 30, 1996 ......................................           88            89
    Additional paid-in capital ...................................................       29,452        29,918
    Accumulated deficit ..........................................................      (25,213)      (25,859)
                                                                                       --------      --------
       Total stockholders' equity ................................................        4,327         4,148
                                                                                       --------      --------
          Total liabilities and stockholders' equity .............................     $  6,371      $  5,353
                                                                                       ========      ========

                 DREXLER TECHNOLOGY CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

               (In thousands, except share and per share amounts)

                                                       Three Months Ended
                                                            June 30,
                                                       1995         1996
                                                      -------      -------
Revenues:
    Product sales ...............................     $   762      $   609
    License fees and royalties ..................         207            9
                                                      -------      -------
       Total revenues ...........................         969          618
                                                      -------      -------
Costs and expenses:
    Cost of product sales .......................         534          423
    Selling, general, and administrative expenses         560          634
    Research and engineering expenses ...........         332          236
                                                      -------      -------
       Total costs and expenses .................       1,426        1,293
                                                      -------      -------
          Operating loss ........................        (457)        (675)
Other income and expense:
    Other income ................................          --           15
    Interest income .............................           6           16
    Interest expense ............................          (2)          (2)
                                                      -------      -------
       Total other income, net ..................           4           29
                                                      -------      -------
          Net loss ..............................     $  (453)     $  (646)
                                                      =======      =======
          Net loss per share ....................     $  (.05)     $  (.07)
                                                      =======      =======
Weighted average common shares ..................       8,401        8,849
                                                      =======      =======

                 DREXLER TECHNOLOGY CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                 (In thousands)

                                                                         Three Months Ended
                                                                              June 30,
                                                                         1995         1996
                                                                        -------      -------
Cash flows from operating activities:
   Net loss .......................................................     $  (453)     $  (646)
   Adjustments to reconcile net loss to net cash used
          for operating activities:
       Depreciation and amortization ..............................         107          121
   Changes in operating assets and liabilities:
       (Increase) decrease in accounts receivable .................        (356)         499
       (Increase) decrease in inventories .........................          25         (387)
       (Increase) decrease in other assets ........................         (20)           2
       (Decrease) increase in accounts payable and accrued expenses         198         (785)
       (Decrease) increase in advance payments from customers
          and deferred revenue ....................................          82          (54)
       Decrease in liabilities related to discontinued operations .          (6)          --
                                                                        -------      -------
          Net cash used for operating activities ..................        (423)      (1,250)
                                                                        -------      -------
Cash flows from investing activities:
   Purchase of property and equipment .............................         (31)        (127)
   Increase in patents ............................................         (17)         (13)
                                                                        -------      -------
          Net cash used for investing activities ..................         (48)        (140)
                                                                        -------      -------
Cash flows from financing activities:
   Proceeds from sale of common stock .............................       1,261          467
                                                                        -------      -------
          Net cash provided by financing activities ...............       1,261          467
                                                                        -------      -------
          Net increase (decrease) in cash and cash equivalents ....         790         (923)
Cash and cash equivalents:
   Beginning of period ............................................       1,050        2,094
                                                                        -------      -------
   End of period ..................................................     $ 1,840      $ 1,171
                                                                        =======      =======

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                RESULTS OF OPERATIONS--FISCAL 1997 FIRST QUARTER
                   AS COMPARED WITH FISCAL 1996 FIRST QUARTER

REVENUES

       The Company's total revenues for the first quarter of fiscal 1997 were $618,000 as compared with $969,000 for last year's first quarter.

       OPTICAL MEMORY CARD PRODUCTS. Sales of optical memory cards and related products to value-added resellers (VARs), licensees, and end-user customers were $609,000 for the first three months of fiscal 1997 as compared with $762,000 for last year's comparable period.

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

       For the first quarter of fiscal 1997, the Company commercially sold approximately 35,000 LaserCard optical memory cards and 85 reader/writers. Some of the current applications for the Company's optical memory card products are:
U.S. government-related programs; medical data applications in the United States; several programs in Italy, including a secure soccer-season ticket; and two programs in the Philippines--an admission pass/retail purchase log at a duty-free shopping zone and a vehicle warranty/maintenance records card.

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

       Software is an important factor in developing the commercial markets for optical memory cards. The Company's system software consists of optical card interface software/device drivers, file systems, software development tools, and demonstration software. The Company does not provide software for specific applications, but instead depends on its VARs to integrate optical card products into existing software products, write new application software for specific optical card programs, or license software from other VARs. Several VARs have written optical card software programs for applications such as automobile warranty/maintenance, cargo manifesting, digital optical key systems, admissions/ID, data logging systems, and various medical-related applications such as medical image storage and health history cards. Other application software development is underway by VARs and their customers.

       Optical memory cards are used in conjunction with card reader/writer equipment connected to personal computers and accessed in the same manner as floppy disk drives. Such reader/writers are incorporated into LaserCard systems sold to VARs and other customers of the Company. The price, performance, and availability of such reader/writers are factors in the commercialization of optical cards. The Company sells reader/writers for a few thousand dollars per unit, and these units generally include the Company's interface software/device drivers.

        The Company does not manufacture card reader/writers but instead continues to purchase such equipment from a Japanese licensee, Nippon Conlux Co., Ltd., currently the Company's sole supplier of reader/writers. The Company's inventory level for reader/writers fluctuates based on the timing of purchases and sales.As of the end of the fiscal first quarter, the Company had over 100 reader/writers in inventory. The Company can give no assurance that increased production of card reader/writers will occur in the near term or that high-volume sales and correspondingly lower prices will result. If market demand increases sharply over a short period of time, an initial shortage of reader/writers could result. Also, an interruption or change in the supply of reader/writers could cause a delay in product shipments and a possible loss of sales, which would affect operating results adversely.

       LICENSES. There were no license revenues for the first quarter of fiscal 1997, as compared with revenues of $200,000 for the first quarter of fiscal 1996 from an agreement that included a trademark license and a LaserCard distribution license payment. License fees received by the Company are unconditional and nonrefundable, and no significant obligations remain unfulfilled by the Company under any of its licenses. The Company is actively pursuing its efforts to generate additional license revenues; however, license sales by the Company are sporadic and unpredictable as to timing and type of license. The magnitude of future license revenues, if any, cannot be predicted or inferred from past events.

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

MARGINS

       The gross margin on product sales for the first three months of fiscal 1997 was 30% as compared with 30% for the year-earlier period.

        The gross margin on optical memory card sales will fluctuate based upon type and volume of cards sold. As card manufacturing for commercial orders increases, the Company's optical memory card manufacturing facility is used less for the purposes of research and engineering. Therefore, more of the manufacturing facility costs (depreciation expense, building lease payments, and other costs) are allocated to cost of card manufacturing, and less of these costs are charged to research and engineering. For the first quarter of fiscal 1997 and fiscal 1996, respectively, the Company allocated 43% and 39% of the facility expenses to card manufacturing for commercial orders and marketing samples. When the Company reaches a production level of approximately 1.5 million cards per year for commercial orders, the cost allocation percentages should become relatively fixed, with essentially all of the card manufacturing facility costs allocated to cost of product sales. The facility expenses will then become a fixed cost component of product sales and should decrease on a per-card basis as volumes increase.

INCOME AND EXPENSES

       SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES (SG&A). For the fiscal 1997 first quarter, SG&A expenses were $634,000 as compared with $560,000 for the fiscal 1996 first quarter. Most of this difference is attributable to increased payroll expenses. SG&A spending is expected to continue at current levels for the short term. The Company's plans include increased marketing and customer support activity, which will be implemented when certain financial goals are achieved.

       RESEARCH AND ENGINEERING EXPENSES. Research and engineering expenses were $236,000 for the fiscal 1997 first quarter as compared with $332,000 for the fiscal 1996 first quarter. The optical memory card facility is used for both engineering and manufacturing. Therefore, the facility costs (depreciation expense, building lease payments, and other costs) are allocated between manufacturing and engineering based upon the level of manufacturing activity.

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

       OTHER INCOME AND EXPENSE. Interest income for the fiscal 1997 first quarter was $16,000 as compared with $6,000 for the fiscal 1996 first quarter. The Company's interest expense on short-term loans was $2,000 for the first quarter of fiscal 1997 as compared with $2,000 for last year's first quarter.

       Other income for the first quarter of fiscal 1997 was $15,000. There was no income of this type for the first quarter of last year.

                                    LIQUIDITY

       As of June 30, 1996, the Company had cash and cash equivalents of $1,171,000 and a current ratio of 2.3 to 1. Cash used for operating activities was $1,250,000 for the first quarter of fiscal 1997 as compared with $423,000 for last year's first quarter. The increase in cash used was due mainly to the $785,000 decrease in accounts payable during the first quarter of fiscal 1997. The Company had no long-term debt as of June 30, 1996.

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

       The Company's plan to increase card production capacity calls for the addition over several years of $4.3 million in capital equipment to the card manufacturing facility and additional production employees when customer orders are of sufficient magnitude to justify each incremental step. This investment in capital equipment would be implemented incrementally, as follows: to increase the current production equipment capabilities from 3 million to 6 million cards annually, $500,000; for producing up to 10 million cards annually, $2.4 million more; for producing up to 25 million cards annually, $1.4 million more. The Company may make additional capital investments for cost savings and other purposes.

       At June 30, 1996, the Company had an accumulated deficit of $25,859,000. The Company anticipates that the size of its losses will decrease due to anticipated increases in sales of optical memory cards and related products, except for possible quarterly fluctuations. However, if increased commercialization is delayed and the Company does not realize such increased sales, its losses will continue, except in the event of sporadic sales of licenses which in the past have ranged in price from approximately $1 million for a card distribution license to $10 million plus royalties for a card manufacturing license.

       During the first quarter of fiscal 1997, Company employees and consultants purchased from the Company 68,950 shares of registered common stock, at an average price of $6.79 per share, through the exercise of stock options under the Company's 1991 Stock Option Plan, which resulted in additional cash receipts to the Company of $468,000. As of June 30, 1996, Company employees and consultants held unexercised, vested options to purchase 826,383 shares of common stock at exercise prices ranging from $4.25 to $9.06 per share, for an average of $6.51 per share. These stock options, if exercised, would provide the Company cash in the amount of $5,377,000.

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

      On November 29, 1995, the defendants answered by denying the allegations of the complaint and asserting as a cross-complaint that defendant Genus was wrongly denied the right to purchase 400,000 shares of the Company's common stock at a purchase price of $5.75 per share. The Company believes this cross-complaint to be meritless. Moreover, the Company will seek dismissal of the cross-complaint on the basis that the defendants have failed to pay the required administrative and hearing fees for arbitration.

      On January 16, 1996, the parties entered into a stipulation to submit all issues raised in this litigation to binding arbitration before the American Arbitration Association.

      On May 20, 1996, Dr. Pesch filed a Chapter 11 bankruptcy petition, thereby effecting an automatic stay of the arbitration proceedings as to Dr. Pesch (but not as to the other defendants). The Company has filed a proof of claim in the bankruptcy court.

      The Company intends to vigorously pursue the complaint and vigorously defend the cross-complaint.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of security holders during the quarter for which this report is filed.

ITEM 6(b).        REPORTS ON FORM 8-K

      No reports on Form 8-K were filed during the quarter for which this report is filed.

                         DREXLER TECHNOLOGY CORPORATION
                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

        Signature                                        Title                                       Date
        ---------                                        -----                                       ----
/s/Jerome Drexler                             Chairman of the Board of Directors                 August 12, 1996
- -----------------------------                 and President
Jerome Drexler                                (Principal Executive Officer)


/s/Steven G. Larson                           Vice President of Finance and Treasurer            August 12, 1996
- -----------------------------                 (Principal Financial Officer and
Steven G. Larson                              Principal Accounting Officer)