Form 10-Q
period 1996-09-30
DREXLER TECHNOLOGY CORP
filed 1996-11-08
CIK 30140

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[Mark One]

   /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 1996

                                       OR

   / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition Period from ________ to ______

                         Commission File Number: 0-6377

                         DREXLER TECHNOLOGY CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Delaware                                  77-0176309
              --------                                  ----------
    (State or other jurisdiction of                  (I.R.S.  Employer
    incorporation or organization)                   Identification No.)

1077 Independence Avenue, Mountain View, CA             94043-1601
-------------------------------------------             ----------
(Address of principal executive offices)                (Zip Code)

                                 (415) 969-7277
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. /X/ Yes / / No

Number of outstanding shares of Common Stock, $.01 par value, at September 30, 1996: 9,088,884

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

     The results of operations for the six months ended September 30, 1996 are not necessarily indicative of results to be expected for the entire year ending March 31, 1997.

                 DREXLER TECHNOLOGY CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

               (In thousands, except share and per share amounts)


                                     Assets                     March 31,      Sept. 30,
                                                                  1996           1996
                                                                --------       --------
                                                                              (Unaudited)
Current assets:
    Cash and cash equivalents ............................      $  2,094       $  1,639
    Accounts receivable ..................................           667            290
    Inventories ..........................................           864          1,362
    Other current assets .................................           157            176
                                                                --------       --------
       Total current assets ..............................         3,782          3,467
                                                                --------       --------
Property and equipment, at cost ..........................        13,067         13,221
    Less--accumulated depreciation and amortization ......       (11,460)       (11,614)
                                                                --------       --------
       Property and equipment, net .......................         1,607          1,607
Patents, net .............................................           982            940
                                                                --------       --------
          Total assets ...................................      $  6,371       $  6,014
                                                                ========       ========
                      Liabilities and Stockholders' Equity
Current liabilities:
    Accounts payable .....................................      $  1,498       $    458
    Accrued payroll costs ................................           233            299
    Advance payments from customers ......................           177            181
    Other accrued liabilities ............................           136            160
                                                                --------       --------
       Total current liabilities .........................         2,044          1,098
                                                                --------       --------
Stockholders' equity:
    Preferred stock, $.01 par value:
       Authorized--2,000,000 shares
       Outstanding--none .................................            --             --
    Common stock, $.01 par value:
       Authorized--15,000,000 shares
       Outstanding--8,831,674 shares at March 31, 1996 and
          9,088,884 shares at September 30, 1996 .........            88             91
    Additional paid-in capital ...........................        29,452         31,121
    Accumulated deficit ..................................       (25,213)       (26,296)
                                                                --------       --------
       Total stockholders' equity ........................         4,327          4,916
                                                                --------       --------
          Total liabilities and stockholders' equity .....      $  6,371       $  6,014
                                                                ========       ========

                 DREXLER TECHNOLOGY CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

               (In thousands, except share and per share amounts)

                                                         Three Months Ended          Six Months Ended
                                                            September 30,              September 30,
                                                        1995          1996          1995           1996
                                                       -------       -------       -------       -------
Revenues:
    Product sales ...............................      $   785       $ 1,013       $ 1,547       $ 1,622
    License fees and royalties ..................           10             5           217            14
                                                       -------       -------       -------       -------
       Total revenues ...........................          795         1,018         1,764         1,636
                                                       -------       -------       -------       -------
Costs and expenses:
    Cost of product sales .......................          555           675         1,089         1,098
    Selling, general, and administrative expenses          580           578         1,140         1,212
    Research and engineering expenses ...........          321           211           653           447
                                                       -------       -------       -------       -------
       Total costs and expenses .................        1,456         1,464         2,882         2,757
                                                       -------       -------       -------       -------
          Operating loss ........................         (661)         (446)       (1,118)       (1,121)
Other income and expense:
    Other income ................................          195             5           195            20
    Interest income .............................           26             5            32            21
    Interest expense ............................           (1)           (1)           (3)           (3)
                                                       -------       -------       -------       -------
       Total other income, net ..................          220             9           224            38
                                                       -------       -------       -------       -------
          Net loss ..............................         (441)         (437)         (894)       (1,083)
          Net loss per share ....................      $ (0.05)      $ (0.05)      $ (0.10)      $ (0.12)
                                                       =======       =======       =======       =======
Weighted average common shares ..................        8,728         8,942         8,564         8,895
                                                       =======       =======       =======       =======

                 DREXLER TECHNOLOGY CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                 (In thousands)

                                                                           Six Months Ended
                                                                             September 30,
                                                                          1995          1996
                                                                         -------       -------
Cash flows from operating activities:
   Net loss .......................................................      $  (894)      $(1,083)
   Adjustments to reconcile net loss to net cash used
          for operating activities:
       Depreciation and amortization ..............................          217           244
       Compensation on stock plan activity ........................            5             7
   Changes in operating assets and liabilities:
       (Increase) decrease in accounts receivable .................          (98)          377
       Increase in inventories ....................................          (30)         (498)
       Increase in other assets ...................................          (17)          (19)
       (Decrease) increase in accounts payable and accrued expenses          130          (950)
       (Decrease) increase in advance payments from customers
          and deferred revenue ....................................          (83)            4
       Decrease in liabilities related to discontinued operations .          (12)           --
                                                                         -------       -------
          Net cash used for operating activities ..................         (782)       (1,918)
                                                                         -------       -------
Cash flows from investing activities:
   Purchase of property and equipment .............................         (107)         (161)
   Increase in patents ............................................          (41)          (41)
                                                                         -------       -------
          Net cash used for investing activities ..................         (148)         (202)
                                                                         -------       -------
Cash flows from financing activities:
   Proceeds from sale of common stock .............................        2,164         1,665
                                                                         -------       -------
          Net cash provided by financing activities ...............        2,164         1,665
                                                                         -------       -------
          Net increase (decrease) in cash and cash equivalents ....        1,234          (455)
Cash and cash equivalents:
   Beginning of period ............................................        1,050         2,094
                                                                         -------       -------
   End of period ..................................................      $ 2,284       $ 1,639
                                                                         =======       =======

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
ITEM 2.      FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     RESULTS OF OPERATIONS--FISCAL 1997 SECOND QUARTER AND FIRST SIX MONTHS
        AS COMPARED WITH FISCAL 1996 SECOND QUARTER AND FIRST SIX MONTHS

Revenues

       The Company's total revenues for the second quarter of fiscal 1997 were $1,018,000 as compared with $795,000 for last year's second quarter. Total revenues for the current six-month period were $1,636,000 compared with $1,764,000 for the same period last year.

       OPTICAL MEMORY CARD PRODUCTS. Sales of optical memory cards and related products to value-added resellers (VARs), licensees, and end-user customers were $1,622,000 for the first six months of fiscal 1997 as compared with $1,547,000 for the year-earlier period.

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

       For the first six months of fiscal 1997, the Company commercially sold approximately 183,000 LaserCard(R) optical memory cards and 195 reader/writers. Some of the current applications for the Company's optical memory card products are: U.S. government-related programs; medical data applications in the United States; several programs in Italy, including a secure soccer-season ticket; and two programs in the Philippines--an admission pass/retail purchase log at a duty-free shopping zone and a vehicle warranty/maintenance records card.

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

       The Company does not manufacture card reader/writers but instead continues to purchase such equipment from a Japanese licensee, Nippon Conlux Co., Ltd., currently the Company's sole supplier of reader/writers. The Company's inventory level for reader/writers fluctuates based on the timing of purchases and sales. As of the end of the fiscal 1997 second quarter, the Company had over 100 reader/writers in inventory. The Company can give no assurance that increased production of card reader/writers will occur in the near term or that high-volume sales and correspondingly lower prices will result. If market demand increases sharply over a short period of time, an initial shortage of reader/writers could result. Also, an interruption or change in the supply of reader/writers could cause a delay in product shipments and a possible loss of sales, which would affect operating results adversely.

       LICENSES. There were no license revenues for the first six months of fiscal 1997, as compared with revenues of $200,000 for the fiscal 1996 first six months, from an agreement that included a trademark license and a LaserCard distribution license payment. License fees received by the Company are unconditional and nonrefundable, and no significant obligations remain unfulfilled by the Company under any of its licenses. The Company is actively pursuing its efforts to generate additional license revenues; however, license sales by the Company are sporadic and unpredictable as to timing and type of license. The magnitude of future license revenues, if any, cannot be predicted or inferred from past events.

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

Margins

       The gross margin on product sales for the first six months of fiscal 1997 was 32% as compared with 30% for the year-earlier period.

       The gross margin on optical memory card sales will fluctuate based upon type and volume of cards sold. As card manufacturing for commercial orders increases, the Company's optical memory card manufacturing facility is used less for the purposes of research and engineering. Therefore, more of the manufacturing facility costs (depreciation expense, building lease payments, and other costs) are allocated to cost of card manufacturing, and less of these costs are charged to research and engineering. For the first six months of fiscal 1997 and fiscal 1996, respectively, the Company allocated 49% and 37% of the facility expenses to card manufacturing for commercial orders and marketing samples. When the Company reaches a production level of approximately 1.5 million cards per year for commercial orders, the cost allocation percentages should become relatively fixed, with essentially all of the card manufacturing facility costs allocated to cost of product sales. The facility expenses will then become a fixed cost component of product sales and should decrease on a per-card basis as volumes increase.

Income and Expenses

       SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES (SG&A). For the fiscal 1997 second quarter and first six months, SG&A expenses were $578,000 and $1,212,000, respectively, as compared with $580,000 and $1,140,000, respectively, for the same periods last year. Most of this difference for the first six months is attributable to increased payroll expenses. SG&A spending is expected to continue at current levels for the short term. If certain financial goals are achieved, the Company's plans include increased marketing and customer support activity.

       RESEARCH AND ENGINEERING EXPENSES. Research and engineering expenses were $211,000 and $447,000, respectively, for the fiscal 1997 second quarter and first six months versus $321,000 and $653,000, respectively, for last year's comparable periods. The optical memory card facility is used for both engineering and manufacturing. Therefore, the facility costs (depreciation expense, building lease payments, and other costs) are allocated between manufacturing and engineering based upon the level of manufacturing activity.

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

       OTHER INCOME AND EXPENSE. Other income for the first six months of fiscal 1996 included $200,000 from a forfeited deposit on a license agreement that was not consummated. Other income for the fiscal 1997 first six months also included a $20,000 gain on foreign currency exchange; there was no income of this type for the first six months of last year. Interest income for the first six months of fiscal 1997 was $21,000 as compared with $32,000 for the year-earlier period.

                                    LIQUIDITY

       As of September 30, 1996, the Company had cash and cash equivalents of $1,639,000 and a current ratio of 3.2 to 1. Cash used for operating activities was $1,918,000 for the first six months of fiscal 1997 as compared with $782,000 for last year's first six months. The increase in cash used was due mainly to the $950,000 decrease in accounts payable during the first six months of fiscal 1997. As of September 30, 1996, the Company had no long-term debt.

       The Company has not established a line of credit. Generally, the Company's customers make advance payments, in whole or in part, at time of order placement because the Company's optical memory cards are usually made to custom specifications that are specific to each customer, end user, or application. The Company believes that although working capital requirements should grow in proportion to product shipment levels, the advance payments will reduce the need for working capital financing. The Company may negotiate a line of credit if and when it becomes appropriate, although no assurance can be made that such financing would be available, if needed.

       At the current level of product sales, the Company does not generate cash or profits from operations. At September 30, 1996, the Company had an accumulated deficit of $26,296,000; and, except for sporadic sales of licenses (which in the past have ranged in price from approximately $1 million for a card distribution license to $10 million for a card manufacturing license), quarterly losses are anticipated until there is increased commercialization of the Company's products. Thus, to fund its operations, the Company requires either a substantial increase in order levels of optical cards, sales of additional licenses, or additional financing. Based on current raw material costs and other expense calculations, the Company estimates that it will break even on operations at annual sales of approximately 1.5 million optical memory cards along with sales of related hardware. If there is slow progress by customers in the development and implementation of LaserCard-based programs, this could extend the period during which the Company would need additional financing.

       The Company's total deferred tax asset was $14,953,000 at March 31, 1996. If utilized, the deferred tax asset would reduce future tax expense and payments. Included are amounts derived from federal income tax net operating losses that will expire at various dates from 2001 through 2011, amounts from state income tax net operating losses that will expire at various dates from 1997 through 2001, and amounts from tax credits that will expire from 2000 through 2004. The ability of the Company to utilize this deferred tax asset is contingent upon generating sufficient income within the stated time periods; therefore, it is uncertain that the deferred tax asset will be realized. Accordingly, the Company has recorded a full valuation allowance against this asset; and, therefore, the net deferred tax asset is not included on the Company's balance sheet at this time.

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

       During the first six months of fiscal 1997, Company employees and consultants purchased from the Company 255,500 shares of registered common stock, at an average price of $6.48 per share, through the exercise of stock options under the Company's 1991 Stock Option Plan, which resulted in additional cash receipts to the Company of $1,657,000. As of September 30, 1996, Company employees and consultants held unexercised, vested options to purchase 681,833 shares of common stock at exercise prices ranging from $4.25 to $12.62 per share, for an average of $6.92 per share. These stock options, if exercised, would provide the Company cash in the amount of $4,720,000.

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

       On August 28, 1996, the Arbitrator entered an award holding that the defendants, other than Dr. Pesch, are liable in the amount of $800,000, plus interest and costs, and that these defendants are not entitled to any offset, reduction in award, or affirmative relief based on the cross-complaint. On September 6, 1996, Dr. Pesch's bankruptcy proceedings were dismissed without discharge of his debts.

       The Company will seek to obtain judicial judgments against all the defendants, based on the Arbitrator's award and Dr. Pesch's avoidance of the arbitration proceedings. There can be no assurance that the Company will be successful in collecting on any such judgment. No portion of the $800,000 balance due is recorded in the Company's financial statements.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       At the Company's September 20, 1996 Annual Meeting of Stockholders, the Company's stockholders (i) re-elected the Board of Directors; and (ii) approved an amendment to the 1991 Stock Option Plan to increase in the number of shares reserved thereunder by 250,000 shares.

       Of the 8,900,624 shares outstanding as of the record date of July 23, 1996, a total of 7,813,915 shares were voted by proxy, equaling 87.77% and constituting a quorum. On the election of directors, votes cast for the election of Messrs. Jerome Drexler, Arthur Hausman, and William E. McKenna were 7,387,339; 7,385,164; and 7,385,339, respectively, and votes withheld were 426,576; 428,751; and 428,576, respectively. On the amendment of the 1991 Stock Option Plan, 7,183,698 shares were voted in favor; there were 540,149 negative votes and 78,268 abstentions; and broker non-votes totalled 1,100,509.

       There were no other matters submitted to a vote of security holders during the quarter for which this report is filed.

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

     (a)     Exhibit No.                     Exhibit Description

                 10.1            Amended Drexler Technology
                                 Corporation "1991 Stock Option Plan";
                                 amendment approved by stockholder vote
                                 on September 20, 1996.

                 27              Financial Data Schedule

             No other exhibits are included in this report as the contents of the required exhibits are either not applicable to Registrant, to be provided only if Registrant desires, or contained elsewhere in this report.

     (b) No reports on Form 8-K were filed by Registrant during the quarter for which this report is filed.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

                              DREXLER TECHNOLOGY CORPORATION

                              (Registrant)

Date: November 8, 1996        /s/Jerome Drexler
                              -----------------------------------
                              Jerome Drexler,
                              Chairman of the Board of Directors and President
                              (Principal Executive Officer)

Date: November 8, 1996        /s/Steven G. Larson
                              -----------------------------------
                              Steven G. Larson,
                              Vice President of Finance and Treasurer
                              (Principal Financial Officer
                              and Principal Accounting Officer)

                                EXHIBIT INDEX

Ex. 10.1   Amended "1991 Stock Option Plan"
           (Amendment Approved by Stockholder Vote on September 20, 1996)

Ex. 27     Financial Data Schedule