Form 10-Q
period 1996-12-31
DREXLER TECHNOLOGY CORP
filed 1997-02-10
CIK 30140

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q

[Mark One]
    [x]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                            THE SECURITIES EXCHANGE ACT OF 1934

                     For the Quarterly Period Ended December 31, 1996

                                       OR
   [ ]              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                            THE SECURITIES EXCHANGE ACT OF 1934
                    For the Transition Period from ________ to ________


                        Commission File Number:  0-6377


                         DREXLER TECHNOLOGY CORPORATION
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             Delaware                                 77-0176309
  -------------------------------                  ------------------
  (State or other jurisdiction of                  (I.R.S.  Employer
  incorporation or organization)                   Identification No.)


1077 Independence Avenue, Mountain View, CA           94043-1601
-------------------------------------------        ------------------
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


Number of outstanding shares of Common Stock, $.01 par value, at December 31, 1996: 9,119,684

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

         The results of operations for the nine months ended December 31, 1996 are not necessarily indicative of results to be expected for the entire year ending March 31, 1997.

                DREXLER TECHNOLOGY CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
               (In thousands, except share and per share amounts)



                                     Assets

                                                                                          March 31,             December 31,
                                                                                            1996                    1996
                                                                                        -----------             -----------
                                                                                                                 (Unaudited)
Current assets:
   Cash and cash equivalents    . . . . . . . . . . . . . . . . . . . . . . . . . .     $     2,094              $    1,090
   Accounts receivable  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             667                     283
   Inventories    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             864                   1,009
   Other current assets.    . . . . . . . . . . . . . . . . . . . . . . . . . . . .             157                     173
                                                                                        -----------             -----------
      Total current assets    . . . . . . . . . . . . . . . . . . . . . . . . . . .           3,782                   2,555
                                                                                        -----------             -----------

Property and equipment, at cost . . . . . . . . . . . . . . . . . . . . . . . . . .          13,067                  13,329
   Less--accumulated depreciation and amortization    . . . . . . . . . . . . . . .         (11,460)                (11,703)
                                                                                        -----------             -----------
      Property and equipment, net   . . . . . . . . . . . . . . . . . . . . . . . .           1,607                   1,626

Patents, net  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             982                     907
                                                                                        -----------             -----------

         Total assets   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $     6,371             $     5,088
                                                                                        ===========             ===========


                                                      Liabilities and Stockholders' Equity

Current liabilities:
   Accounts payable   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $     1,498             $       196
   Accrued payroll costs  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             233                     249
   Advance payments from customers  . . . . . . . . . . . . . . . . . . . . . . . .             177                     122
   Other accrued liabilities  . . . . . . . . . . . . . . . . . . . . . . . . . . .             136                     107
                                                                                        -----------             -----------
      Total current liabilities   . . . . . . . . . . . . . . . . . . . . . . . . .           2,044                     674
                                                                                        -----------             -----------

Stockholders' equity:
   Preferred stock, $.01 par value:
      Authorized--2,000,000 shares
      Outstanding--none   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              --                      --
   Common stock, $.01 par value:
      Authorized--15,000,000 shares
      Outstanding--8,831,674 shares at March 31, 1996 and
         9,119,684 shares at December 31, 1996  . . . . . . . . . . . . . . . . . .              88                      91
   Additional paid-in capital   . . . . . . . . . . . . . . . . . . . . . . . . . .          29,452                  31,313
   Accumulated deficit  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (25,213)                (26,990)
                                                                                        -----------             -----------
      Total stockholders' equity  . . . . . . . . . . . . . . . . . . . . . . . . .           4,327                   4,414
                                                                                        -----------             -----------

         Total liabilities and stockholders' equity   . . . . . . . . . . . . . . .     $     6,371             $     5,088
                                                                                        ===========             ===========

                DREXLER TECHNOLOGY CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
               (In thousands, except share and per share amounts)





                                                                     Three Months Ended              Nine Months Ended
                                                                       December 31,                     December 31,
                                                                   1995             1996             1995            1996
                                                                   ----             ----             ----            ----
Revenues:
   Product sales  . . . . . . . . . . . . . . . . . . . . . .    $   1,582        $     813        $  3,129        $   2,435
   License fees and royalties   . . . . . . . . . . . . . . .            7                2             224               16
                                                                 ---------        ---------       ---------        ---------
      Total revenues  . . . . . . . . . . . . . . . . . . . .        1,589              815           3,353            2,451
                                                                 ---------        ---------       ---------        ---------
Costs and expenses:
   Cost of product sales  . . . . . . . . . . . . . . . . . .        1,111              558           2,200            1,656
   Selling, general, and administrative expenses  . . . . . .          620              673           1,760            1,885
   Research and engineering expenses  . . . . . . . . . . . .          246              289             899              736
                                                                 ---------        ---------       ---------        ---------
      Total costs and expenses  . . . . . . . . . . . . . . .        1,977            1,520           4,859            4,277
                                                                 ---------        ---------       ---------        ---------

         Operating loss   . . . . . . . . . . . . . . . . . .         (388)            (705)         (1,506)          (1,826)

Other income and expense:
   Other income, net  . . . . . . . . . . . . . . . . . . . .           --                2             195               22
   Interest income, net   . . . . . . . . . . . . . . . . . .           24                9              53               27
                                                                 ---------        ---------       ---------        ---------
      Total other income, net   . . . . . . . . . . . . . . .           24               11             248               49
                                                                 ---------        ---------       ---------        ---------

         Net loss   . . . . . . . . . . . . . . . . . . . . .    $    (364)       $    (694)      $  (1,258)       $  (1,777)
                                                                 =========        =========       =========        =========

         Net loss per share   . . . . . . . . . . . . . . . .    $   (0.04)       $   (0.08)      $   (0.15)       $   (0.20)
                                                                 =========        =========       =========        =========

Weighted average common shares  . . . . . . . . . . . . . . .        8,809            9,109           8,646            8,967
                                                                 =========        =========       =========        =========

                DREXLER TECHNOLOGY CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (In thousands)



                                                                                                       Nine Months Ended
                                                                                                          December 31,
                                                                                                     1995            1996
                                                                                                  ---------        ---------
Cash flows from operating activities:
   Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $  (1,258)       $  (1,777)
   Adjustments to reconcile net loss to net cash used
         for operating activities:
      Depreciation and amortization   . . . . . . . . . . . . . . . . . . . . . . . . . . . .           331              375
      Provision for doubtful accounts receivable  . . . . . . . . . . . . . . . . . . . . . .             1               --
      Compensation on stock plan activity   . . . . . . . . . . . . . . . . . . . . . . . . .            --                7
   Changes in operating assets and liabilities:
      (Increase) decrease in accounts receivable  . . . . . . . . . . . . . . . . . . . . . .          (603)             384
      Increase in inventories   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (228)            (145)
      Increase in other assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (13)             (16)
      (Decrease) increase in accounts payable and accrued expenses  . . . . . . . . . . . . .           801           (1,315)
      Decrease in advance payments from customers and deferred revenue  . . . . . . . . . . .           (50)             (55)
      Decrease in liabilities related to discontinued operations  . . . . . . . . . . . . . .           (14)              --
                                                                                                  ---------        ---------

         Net cash used for operating activities . . . . . . . . . . . . . . . . . . . . . . .        (1,033)          (2,542)
                                                                                                  ---------        ---------

Cash flows from investing activities:
   Purchase of property and equipment . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (199)            (269)
   Increase in patents  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (56)             (50)
                                                                                                  ---------        ---------

         Net cash used for investing activities . . . . . . . . . . . . . . . . . . . . . . .          (255)            (319)
                                                                                                  ---------        ---------

Cash flows from financing activities:
   Proceeds from sale of common stock . . . . . . . . . . . . . . . . . . . . . . . . . . . .         2,328            1,857
                                                                                                  ---------        ---------

         Net cash provided by financing activities  . . . . . . . . . . . . . . . . . . . . .         2,328            1,857
                                                                                                  ---------        ---------

         Net increase (decrease) in cash and cash equivalents . . . . . . . . . . . . . . . .         1,040           (1,004)

Cash and cash equivalents:
   Beginning of period  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         1,050            2,094
                                                                                                  ---------        ---------
   End of period  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $   2,090        $   1,090
                                                                                                  =========        =========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     RESULTS OF OPERATIONS--FISCAL 1997 THIRD QUARTER AND FIRST NINE MONTHS
        AS COMPARED WITH FISCAL 1996 THIRD QUARTER AND FIRST NINE MONTHS

Revenues

         The Company's total revenues for the third quarter of fiscal 1997 were $815,000 as compared with $1,589,000 for last year's third quarter. Total revenues for the current nine-month period were $2,451,000 compared with $3,353,000 for the same period last year.

         OPTICAL MEMORY CARD PRODUCTS. Sales of optical memory cards and related products to value-added resellers (VARs), licensees, and end- user customers were $2,435,000 for the first nine months of fiscal 1997 as compared with $3,129,000 for the first nine months of fiscal 1996. The difference was due mainly to higher reader/writer sales for the year-earlier period. In this year's third quarter, the U.S. Department of Defense (DoD) purchased seven reader/writers, whereas last year's third quarter included 214 reader/writers for the DoD.

         For the development of commercial markets and applications for its products, the Company utilizes VAR companies as part of its marketing and distribution program for LaserCard(R) products. Sales to VARs include the Company's optical memory cards, the Company's system software, optical card reader/writers made by a licensee of the Company, and add-on peripherals made by other companies (such as equipment for adding a digitized photo, fingerprint, hand template, or signature to the cards). The VARs may add application software, personal computers, and other peripherals, and then resell these products, integrated into data systems, for end-user customers in their geographic regions.

         For the first nine months of fiscal 1997, the Company commercially sold approximately 305,000 LaserCard(R) optical memory cards compared with 264,000 optical cards for the year-earlier period. The Company sold 266 card reader/writers during the first nine months of fiscal 1997 versus 511 reader/writers for the year-ago period, including the above-mentioned sale of 214 reader/writers to the DoD. Applications for the Company's optical memory card products currently include: U.S. government-related programs; medical data applications in the United States; several programs in Italy, including a secure soccer-season ticket; and two programs in the Philippines--an admission pass/retail purchase log at a duty-free shopping zone and a vehicle warranty and maintenance records card.

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

         Software is an important factor in developing the commercial markets for optical memory cards. The Company's system software consists of optical card interface software/device drivers, file systems, software development tools, and demonstration software. The Company does not provide software for specific applications, but instead depends on its VARs to integrate optical card products into existing software products, write new application software for specific optical card programs, or license software from other VARs. Several VARs have written optical card software programs for applications such as automobile warranty and maintenance records, cargo manifesting, digital optical key systems, admissions/ID, data logging systems, and various medical-related applications such as medical image storage and health history cards. Other application software development is underway by VARs and their customers.

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

         The Company does not manufacture card reader/writers but instead continues to purchase such equipment from a Japanese licensee, Nippon Conlux Co., Ltd., currently the Company's sole supplier of reader/writers. The Company's inventory level for reader/writers fluctuates based on the timing of purchases and sales. The Company's reader/writer inventory as of the end of the fiscal 1997 third quarter was under 100 units. The Company can give no assurance that increased production of card reader/writers will occur in the near term or that high-volume sales and correspondingly lower prices will result. If market demand increases sharply over a short period of time, an initial shortage of reader/writers could result. Also, an interruption or change in the supply of reader/writers could cause a delay in product shipments and a possible loss of sales, which would affect operating results adversely.

         LICENSES.   There were no license fee revenues for the first nine
months of fiscal 1997, as compared with revenues of $200,000 for the fiscal 1996 first nine months, from an agreement that included a trademark license and a LaserCard distribution license payment. License fees received by the Company are unconditional and nonrefundable, and no significant obligations remain unfulfilled by the Company under any of its licenses. The Company is actively pursuing its efforts to generate additional license revenues; however, license sales by the Company are sporadic and unpredictable as to timing and type of license. The magnitude of future license revenues, if any, cannot be predicted or inferred from past events.

         ROYALTIES. Although royalty revenues have not reached material amounts, the Company does anticipate future royalty income on a long- term, continuing basis from among two royalty-bearing optical memory card manufacturing licenses and several royalty-bearing, equipment-license upgrades previously sold. The Company cannot predict whether or when equipment or card sales by its licensees will result in material royalties to the Company, since the optical memory card industry is in the early commercial stage. Therefore, the Company is not relying on royalty income and does not expect it to be a significant factor in the near term.

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

Margins

         The gross margin on product sales for the first nine months of fiscal 1997 was 32% as compared with 30% for the year-earlier period.

         The gross margin on optical memory card sales will fluctuate based upon type and volume of cards sold. As card manufacturing for commercial orders increases, the Company's optical memory card manufacturing facility is used less for the purposes of research and engineering. Therefore, more of the manufacturing facility costs (depreciation expense, building lease payments, and other costs) are allocated to cost of card manufacturing, and less of these costs are charged to research and engineering. For the first nine months of fiscal 1997 and fiscal 1996, respectively, the Company allocated 40% and 42% of the facility expenses to card manufacturing for commercial orders and marketing samples. When the Company reaches a production level of approximately 1.5 million cards per year for commercial orders, the cost allocation percentages should become relatively fixed, with essentially all of the card manufacturing facility costs allocated to cost of product sales. The facility expenses will then become a fixed cost component of product sales and should decrease on a per-card basis as volumes increase.

Income and Expenses

         SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES (SG&A). For the fiscal 1997 third quarter and first nine months, SG&A expenses were $673,000 and $1,885,000, respectively, as compared with $620,000 and $1,760,000, respectively, for the same periods last year. The majority of the increase for the first nine months is attributable to increased payroll expenses. SG&A spending is expected to continue at current levels for the short term. If certain financial goals are achieved, the Company's plans include increased marketing and customer support activity.

         RESEARCH AND ENGINEERING EXPENSES. Research and engineering expenses were $289,000 and $736,000, respectively, for the fiscal 1997 third quarter and first nine months versus $246,000 and $899,000, respectively, for last year's comparable periods. The optical memory card facility is used for both engineering and manufacturing. Therefore, the facility costs (depreciation expense, building lease payments, and other costs) are allocated between manufacturing and engineering based upon the level of manufacturing activity.

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

         OTHER INCOME AND EXPENSE. Other income for the first nine months of fiscal 1996 included $200,000 from a forfeited deposit on a license agreement that was not consummated. Other income for the fiscal 1997 first nine months included a $22,000 gain on foreign currency exchange; there was no income of this type for the first nine months of last year.

                                   LIQUIDITY

         As of December 31, 1996, the Company had cash and cash equivalents of $1,090,000 and a current ratio of 3.8 to 1. Cash used for operating activities was $2,542,000 for the first nine months of fiscal 1997 as compared with $1,033,000 for last year's first nine months. The increase in cash used was due mainly to the $1,315,000 decrease in accounts payable during the first nine months of fiscal 1997. As of December 31, 1996, the Company had no long-term debt.

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

         At the current level of product sales, the Company does not generate cash or profits from operations. At December 31, 1996, the Company had an accumulated deficit of $26,990,000; and, except for sporadic sales of licenses, quarterly losses are anticipated until there is increased commercialization of the Company's products. Thus, to fund its operations, the Company requires either a substantial increase in order levels of optical cards, sales of additional licenses, or additional financing. Based on current raw-material costs and other expense calculations, the Company estimates that it will break even on operations at annual sales of approximately 1.5 million optical memory cards along with sales of related hardware. If there is slow progress by customers in the development and implementation of LaserCard-based programs, this could extend the period during which the Company would need additional financing.

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

         During the first nine months of fiscal 1997, Company employees and consultants purchased from the Company 286,300 shares of registered common stock, at an average price of $6.48 per share, through the exercise of stock options under the Company's 1991 Stock Option Plan, which resulted in additional cash receipts to the Company of $1,855,000. As of December 31, 1996, Company employees and consultants held unexercised, vested options to purchase 632,633 shares of common stock at exercise prices ranging from $4.25 to $9.06 per share, for an average of $6.61 per share. These stock options, if exercised, would provide the Company with cash in the amount of $4,182,000.

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

         On August 28, 1996, the Arbitrator entered an award holding that the defendants, other than Dr. Pesch, are liable in the amount of $800,000, plus interest and costs, and that these defendants are not entitled to any offset, reduction in award, or affirmative relief based on the cross-complaint. On December 19, 1996, the Superior Court confirmed the arbitration award and issued a judgment based thereon.

         On September 6, 1996, Dr. Pesch's bankruptcy proceedings were dismissed without discharge of his debts. Accordingly, on January 13, 1997, the Superior Court issued a judgment against Dr. Pesch in the amount of $800,000, plus interest and costs.

         There can be no assurance that the Company will be successful in collecting on its judgments. No portion of the $800,000 balance due is recorded in the Company's financial statements.

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

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

                                       DREXLER TECHNOLOGY CORPORATION
                                       (Registrant)


Date:     February 10, 1997            /s/Jerome Drexler
                                       ----------------------------------------
                                       Jerome Drexler, Chairman of the Board of
                                       Directors and President
                                       (Principal Executive Officer)


Date:     February 10, 1997            /s/Steven G. Larson
                                       ----------------------------------------
                                       Steven G. Larson, Vice President of
                                       Finance and Treasurer
                                       (Principal Financial Officer and
                                       Principal Accounting Officer)

                                 EXHIBIT INDEX



Exhibit Number          Description
--------------          ---------------------------

      27                Financial Data Schedule