Form 10-K405
period 1997-03-31
DREXLER TECHNOLOGY CORP
filed 1997-06-25
CIK 30140

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[Mark One]                          FORM 10-K

   [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934

                    For the Fiscal Year Ended March 31, 1997

                                       OR
   [ ]         Transition Report Pursuant to Section 13 or 15(d) of
                      The Securities Exchange Act of 1934
               For the Transition Period from _____to______

                         Commission File Number: 0-6377

                         DREXLER TECHNOLOGY CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Delaware                                                 77-0176309
--------------------------------                        ------------------------
 (State or other jurisdiction of                            (I.R.S.  Employer
incorporation or organization)                              Identification No.)


1077 Independence Avenue, Mountain View, CA                         94043-1601
--------------------------------------------                      --------------
    (Address of principal executive offices)                        (Zip Code)

                                 (415) 969-7277
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:

      None                                                     None
-----------------------                               --------------------------
(Title of each class                                   (Name of each exchange
    so registered)                                        on which registered)

           Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.01 Par Value
                          ----------------------------
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Based on the last trade price of the Company's Common Stock on The Nasdaq Stock Market on June 19, 1997, the aggregate market value of the voting stock held by non-affiliates of the registrant is approximately $80,044,000.

Number of outstanding shares of Common Stock, $.01 par value, at June 19, 1997:
9,212,066

                      DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the Proxy Statement related to Registrant's 1997 Annual Stockholders Meeting are incorporated by reference into Part III of this report.

                                TABLE OF CONTENTS

                                                        PART I                                             Page
                                                        ------                                             ----
Item 1.       Business
                     General Development of Business...................................................       3
                     Financial Information about Industry Segments.....................................       4
                     Narrative Description of Business.................................................       4
                        LaserCard(R) Optical Memory Cards
                            Optical Data Storage.......................................................       4
                            The Drexon(R) Medium.......................................................       4
                            LaserCard Features.........................................................       4
                            Markets....................................................................       5
                            Writing and Reading........................................................       5
                            Card Storage Capacity......................................................       6
                            Prerecording...............................................................       6
                            Card Durability............................................................       6
                            Card Security..............................................................       7
                            International Standards....................................................       7
                        LaserCard Products
                            Card Manufacture...........................................................       8
                            Product Evolution..........................................................       8
                            Marketing and Technical Support............................................       9
                            System Software............................................................       9
                            The Role of VARs in Application Software...................................      10
                            Reader/Writers.............................................................      10
                            Other Peripherals..........................................................      11
                        Licensing
                            Basic Licenses and Upgrades................................................      11
                            Card Distribution Licenses.................................................      11
                            Card Manufacturing Licenses................................................      12
                        Competition
                            Competing Technologies.....................................................      12
                            Competing Optical Memory Cards.............................................      13
                        Other Matters
                            Research and Engineering...................................................      13
                            Patents and Trademarks.....................................................      14
                            Environment................................................................      14
                            Employees..................................................................      14
                        Risk Factors...................................................................      14
                        Forward-Looking Statements.....................................................      14
Item 2.       Properties    ...........................................................................      17
Item 3.       Legal Proceedings........................................................................      17
Item 4.       Submission of Matters to a Vote of Security Holders......................................      17

                                     PART II

Item 5.       Market for Registrant's Common Stock and Related Stockholder Matters.....................      18
Item 6.       Selected Financial Data..................................................................      19
Item 7.       Management's Discussion and Analysis of Financial Condition and Results of Operations....      20
Item 8.       Financial Statements and Supplementary Data
                     Report of Independent Public Accountants..........................................      24
                     Consolidated Financial Statements and Footnotes...................................      25
                     Quarterly Financial Information (Unaudited).......................................      36
Item 9.       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.....      37

                                    PART III

Item 10.      Directors and Executive Officers of Registrant...........................................      37
Item 11.      Executive Compensation...................................................................      37
Item 12.      Security Ownership of Certain Beneficial Owners and Management...........................      37
Item 13.      Certain Relationships and Related Transactions...........................................      37

                                     PART IV

Item 14.      Exhibits, Financial Statement Schedules, and Reports on Form 8-K.........................      38


                                     PART I

ITEM 1.                 BUSINESS

(a)    General Development of Business

       Drexler Technology Corporation was incorporated under the laws of the State of California on July 23, 1968, and was reincorporated as a Delaware corporation on September 17, 1987. Drexler Technology and its wholly owned subsidiary, LaserCard Systems Corporation, (the "Company") develop, manufacture, and market optical data storage products used with personal computers for information recording, storage, and retrieval.

       The Company's product line consists of LaserCard(R) optical memory cards, optical card data systems, and related system software. The Company's customers are mainly value-added reseller (VAR) companies throughout the world that develop commercial applications for LaserCard products. The target markets include consumer, business, and government applications for portable, recordable, secure, cumulative record cards. These applications include tamper-resistant ID cards, healthcare cards, access cards/tickets, warranty/maintenance records, and cargo manifests. The Company's revenues also include license fees from the occasional sale of nonexclusive licenses and/or royalties under such licenses.

       The history of the Company's optical data products business began while the Company was a supplier of consumable products to the semiconductor industry. Initially and for many years, the Company sold photomasks, photochemicals, and emulsion-coated glass photoplates for integrated circuit production. During experiments with glass photoplates as a possible data storage material, Company personnel made discoveries which led to the development of a laser recording medium (trademarked Drexon(R)) which is comprised of pure silver metal particles suspended in a matrix. Later experiments with Drexon on a flexible substrate led to the invention and patenting by the Company of a credit-card sized optical memory card (trademarked LaserCard(R)) containing a reflective stripe of Drexon material. The optical memory card is a laser-recordable, computer readable, nonvolatile, data storage card. It offers multiple security features, can be carried in a wallet, and stores over 4 megabytes of digital data.

       Over time, the Company's focus shifted to optical memory card product development, manufacturing, marketing, and licensing, and the Company sold the assets of two of its three semiconductor-related product lines. In 1991, the Company began marketing optical memory card products through its subsidiary, LaserCard Systems Corporation (LSC), which launched a value-added reseller program for worldwide marketing and distribution of optical cards and card systems. This program led to small commercial card sales by several VARs by 1993. Also in 1993, the last semiconductor-related product line was discontinued, and optical memory card products became the Company's sole product line. Meanwhile, the Company had established a card manufacturing facility with a designed production capacity of up to 25 million optical cards per year, depending upon card type and color-printing specifications. (For an explanation of card production capacity, see Management's Discussion and Analysis.)

       By the end of calendar year 1996, orders were at levels of 5,000 to 100,000 cards per order, and VAR companies were marketing the LaserCard internationally. However, the Company had not yet entered into long-term supply agreements with any of its customers and did not have a consistent, large backlog of orders. On February 19, 1997, the Company received a $7.1 million order for 2 million optical memory cards to be used as "green cards" and "border crossing cards" by the U.S. Immigration and Naturalization Service (INS), with delivery scheduled from July of 1997 through May of 1998.

   Current commercial applications for the LaserCard include:

    -- INS immigration "green cards"      -- Laser eye surgery setup/key cards
    -- INS border crossing cards          -- Shopping logs/secure entry cards
    -- Other tamper-resistant ID cards    -- Secure soccer season tickets
    -- Medical records cards              -- Military cargo manifests
    -- Medical image storage cards        -- Vehicle repair/warranty cards

(b)    Financial Information about Industry Segments

       Item 8, Consolidated Financial Statements and Supplementary Data, contains industry segment information.

(c)    Narrative Description of Business

LASERCARD(R) OPTICAL MEMORY CARDS

Optical Data Storage

       Optical data storage systems use light to write and read information. This information generally is stored digitally in a binary code of "1" or "0" bits that are represented by either the presence or absence of a physical "spot" on the recording surface. The difference in reflectivity between the background surface and the individual spot is measured by a light-sensing device and, thereby, is converted into an electrical signal. These signals are then translated by a microprocessor into text, graphics, voice, or pictures. A major feature of optical data storage systems is that large amounts of data can be stored on a relatively small media surface area since the data spots are microscopic in size and tightly compacted.

       A read/write optical data storage system is comprised of a medium onto which digital information is recorded using a laser, equipment which writes and reads the digital information (a "reader/writer"), system software, and application software. The Company does not manufacture reader/writers but purchases them from a licensed supplier and resells them to customers. The Company develops system software and customers develop the application-specific software. The Company produces and sells its data storage medium in the form of laser-recordable, optical memory cards.

       The general advantages of optical card storage systems over magnetic or semiconductor memories typically include high storage capacity, durability, low cost per bit stored, and resistance to accidental erasure or data degradation by magnetic fields. Magnetic and most semiconductor media are updatable and erasable. The Company's optical cards are not erasable but are updatable and correctable. Permanent data storage is desired for a number of uses--such as ID, medical, access, and cargo manifest cards. The Company believes that updatable, nonerasable optical memory cards will constitute an important segment of the market for portable data storage.

The Drexon(R) Medium

       The Drexon(R) laser-recording medium was invented and patented by the Company for optical data storage. It consists of a thin, organic film or colloidal matrix which contains a thin layer of silver particles. Using proprietary and patented processes, the Drexon medium is produced by chemical conversion of photographic emulsions. This creates a gold-colored, mirror-like, reflective recording surface. As explained under "Prerecording," Drexon allows data to be prerecorded by photolithography and recorded by laser.

       The Drexon medium is DRAW (direct-read-after-write). DRAW media permit data to be read immediately after laser recording--for instantaneous checking of information. The Drexon medium also is classified as WORM (write- once, read-many times). WORM means that data can be laser written and read at any time, but once an area is recorded, that same area may not be overwritten with new data. Data can be added to the Drexon medium over a period of days, weeks, or years. Using software, previously recorded data can be modified, corrected, or updated. Obsolete data is ignored by the system but remains permanently stored on the Drexon material as an audit trail of all data. (See "Card Security.") Because Drexon is a nonvolatile (nonerasable) storage medium, it is not vulnerable to data loss or damage when exposed to electronic signals or magnetic fields.

LaserCard Features

       The LaserCard optical memory card is constructed of three layers of electron-beam laminated polycarbonate plastic, with the Drexon laser-recording material bonded within the center of the laminate. The LaserCard is the size, shape, and thickness of a standard credit card so that it can be carried in the wallet. The typical wholesale price to VARs is $4 to $5 per card when the LaserCard is ordered in the thousands.

       Some of the significant features and benefits of the LaserCard are:

--Permanent/nonvolatile, recordable, updatable
--Low cost per card
--Compact and durable card construction--suitable for wallet environment --High data storage capacity for its credit-card size
--Off-line or on-line capability
--High difficulty of forging, counterfeiting, tampering
--Audit trail of all data and updates
--Computer-readable (digital) security options--such as biometric identifiers, user codes, photographs, data encryption, digital data interleaved within images
--Visible, card initialization security options--thermally printed text, photograph, and images; optical watermark with laser-recorded "embedded holograms" of custom micro-images
--Visible, factory-printed security options--emblems, logos, watermarks --Optional add-on of other technologies--integrated circuit (IC) chip, magnetic stripe, RF taggants, conventional hologram, signature panel, OCR, bar code

Markets

       The LaserCard is designed primarily for carrying useful, time-saving, cost-saving, or life-saving data in the wallet and for sequentially recording and storing information in a secure, permanent mode. It is targeted toward the following types of information systems:

-- Data recording and transaction systems--for medical records and health cards, warranty/service records, cargo manifests, other databases, and transaction security

-- Identification systems--for secure tickets and entry passes, immigration cards (e.g., INS "green cards" and border crossing cards), and other tamper-resistant ID cards

-- Image storage systems--for medical images such as MRI (magnetic resonance imaging) studies, CT (computed tomography) scans, X-rays; and for document images, photographs, and graphics

Writing and Reading

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

       Since the reader/writer is connected to a personal computer, data can be entered onto the card from the computer's memory or by using the computer's keyboard. Equipment such as fax machines, medical imaging devices, document scanners, or even other data storage media also can transfer data, through a personal computer, onto the card. Information stored on the optical card is read back using the same reader/writer or a compatible unit. Data read from the card can be printed, displayed on a computer monitor, or used to operate a system. LaserCard systems can be used with data communication networks and also with stand-alone computers.

       System software enables the user to write, read, delete, correct, and update data as if the LaserCard were a floppy disk. However, unlike a floppy disk, which allows rerecording directly over erased data, the LaserCard maintains both old and new data, thus providing a permanent, verifiable, audit trail.

Card Storage Capacity

       The amount of information that can be stored on the LaserCard is dependent upon such factors as data density and compression, reader/writer design, and spot size. Spot size is measured in microns. (A micron is 1/1,000 of a millimeter, or about 1/75 the width of a human hair. The smallest size spot the human eye can see is about 20 microns.) The size of spot used is determined by the card format and the configuration of the reader/writer. A spot size of
2.25 microns is used for the Conlux LC-305 reader/writer currently sold by the Company.

       A portion of the card's storage capacity is used for the error detection and correction code (EDAC), a method routinely used throughout the computer industry to compensate for errors from physical damage to data files. Data-storage capacity also is determined by data compression and the type of data encoding technique used. Thus, the storage capacity of the optical card varies based on the type of data stored, EDAC, spot size, data compression, encoding technique, reader/writer configuration, and format.

       A byte is a unit of computer storage--the amount of memory needed to store a single number or letter. A megabyte is one million bytes; a kilobyte is one thousand bytes. The standard LaserCard has a total data capacity of 4.1 megabytes and, after EDAC, a user data capacity of 2.86 megabytes. This represents about 350 times the storage capacity of an 8 kilobyte IC chip card and over 2,800 times the capacity of the standard 1 kilobyte IC chip card. Magnetic stripes are capable of holding 0.2 to 0.9 kilobytes--which is less than
 .03% of a standard LaserCard. A special 6.6 megabyte capacity LaserCard (4.2 megabytes of user data capacity) has been used by a customer for storing medical MRI images. Regardless of its capacity, the LaserCard is identical in size to a credit card.

Prerecording

       Another feature of the LaserCard is its recordability both during the card manufacturing process and afterward. During card manufacture, since photographic film is used to make the Drexon medium, photolithography is used to prerecord optical digital data and formatting while the film is still photosensitive. After the film is processed to become Drexon and made into cards, data can be laser recorded at any time--over a period of years (for example, a health history) or over a period of minutes (for example, a set of medical MRI studies).

       To perform card prerecording or preformatting, the data pattern is printed repeatedly, end to end, onto a strip of photographic film. This film is spliced into a master loop, then inserted into a photolithographic machine. There, a light source accomplishes "printing with light" by exposing the loop's images onto long lengths of film at the rate of about 300 feet per minute. These lengths of film, after chemical conversion and physical development into Drexon, are laminated between polycarbonate sheets and cut into cards. On the finished cards, the data pattern has low reflec- tivity and the background is more reflective. The Drexon material's ability to be prerecorded is utilized not only for preformatting the LaserCard but also to add security features such as special codes, micro-line printing of text, watermarks, graphics, emblems, etc. If desired, a LaserCard could be completely prerecorded with data during manufacture.

Card Durability

       Although recordable and updatable, the LaserCard is not a volatile (erasable) memory and therefore is unaffected by static electricity, application of voltage, or other electromagnetic interference. Furthermore, the LaserCard's ability to withstand flexure exceeds that of conventional credit cards. And, unlike other types of storage media, the LaserCard can be manufactured to withstand temperatures of 100 degrees C (212 degrees F) for extended periods. Testing has indicated that, when protected by an appropriate envelope, the LaserCard is not normally damaged by the usual dust particles, grime, and scratches common to any type of card in a wallet environment. Furthermore, the ISO/DELA Standard uses a pit center data detection scheme for the highest reliability in reading and writing, coupled with a powerful EDAC code to maximize the life of the LaserCard.

       Commercial LaserCard applications are underway, a number of field trials/pilot programs have been started, and extensive product evaluations have been successfully completed. However, the LaserCard has only undergone limited commercial use. The longest running commercial LaserCard programs have been the U.S. Department of Defense "Automated Manifest System" (since 1993) and the VISX eye surgery system VisionKey(R) card (since 1992).

Card Security

       The level of data security used with the LaserCard will depend on the application. Storing automobile maintenance records requires little or no data security, whereas very high security features can be employed to protect confidential information such as medical records and other personal data. The LaserCard has enough memory to hold multiple, nonerasable, security safeguards in addition to all of the application data and an audit trail. The LaserCard can offer various eye-readable and computer-readable security features to enhance counterfeit-resistance, data security, and confidentiality.

       Using photolithography, eye-readable micro-images can be factory prerecorded onto the LaserCard's optical stripe as deterrents against counterfeiting--for example, complex optical watermarks, emblems, seals, and logos. Later, using digital ID technology and commercially available thermal printers, visual data and images such as the cardholder's name and address, a face photograph (in full color or black and white), description, signature, or other information can be printed directly onto the back of the LaserCard when the card is initialized (issued). In addition, various other security options that can be added to the LaserCard include RF taggants, conventional holograms, signature panels, bar codes, and optical character recognition (OCR), and the like.

       For maximum counterfeit-resistance, the LaserCard also uniquely offers embedded personalized "holograms" which are visual micro-images (typically the face photograph, name, signature, number, etc., relating to the specific card or cardholder). Laser recorded onto the card's interior reflective layer (the optical stripe), these embedded personalized "holograms" cannot be erased or changed because the optical stripe is nonerasable and cannot be removed without destruction of the card. The "holograms" require no field equipment to be visible. The "holograms" are an unalterable visual validation of the same cardholder-specific images and data that are thermally printed elsewhere on the card. They also offer an even more powerful weapon against counterfeiting: The "hologram" itself can contain a computer- readable, interleaved digital file that validates the card personalization data.

       Various computer-readable security safeguards that can be used with optical memory cards include digitized color photographs; biometric identifiers such as digitized signatures, fingerprints, and hand geometries; extensive biographic data; and one or more PINs (personal identification numbers). Combinations of these and other security features can be recorded on the card when it is initialized by the card issuer, for later authentication of the card when it is in actual use. The Company can factory prerecord dedicated card/equipment digital interface codes onto the cards' embedded storage stripe during the card production process, so that unauthorized cards will not function in dedicated equipment, or vice versa.

       If desired, data storage on the LaserCard can be segmented according to confidentiality level (for example, patient records separated from insurance information or pharmacy records) so that access to each area of the optical card can be controlled separately. In addition, the software industry has developed products to protect computer-based data against unauthorized access; these software products and other techniques can be used with the LaserCard as well. For applications that warrant cryptography, all data can be recorded using data encryption algorithms.

       Because the LaserCard contains nonvolatile, WORM memory that cannot be physically erased, it can hold a complete audit trail of data, changes, updates, and deletions. This can be achieved through software--to allow access to previously recorded files and, if desired, to record all attempts to access data from the LaserCard.

International Standards

       Standardization of optical memory cards allows interchange of the digital information encoded on the cards and facilitates compatibility among optical card systems. The Company is actively involved in optical memory card standards in the United States and internationally. The standard format under which the Company's optical memory cards operate is called the "DELA Standard" format. Shown below is the current status of optical card standards activities under ISO/IEC (the International Organization for Standardization/International Electrotechnical Committee) and under ANSI (the American National Standards Institute):

-- ISO/IEC 11693 describes the general characteristics of optical memory cards. This approved international standard was published in 1994.

-- ISO/IEC 11694-1 describes the physical characteristics of the card, such as height, width, thickness, etc. This approved international standard was published in 1994.

-- ISO/IEC 11694-2 describes the dimensions and location of the accessible area--the area on the card where data writing/reading occurs. This approved international standard was published in 1995.

-- ISO/IEC 11694-3 describes the optical properties and characteristics of the card and provides technical specifications which allow interchange. This approved international standard was published in 1996.

-- ISO/IEC 11694-4 describes the logical data structure on the card and defines the method of writing and reading card data. This approved international standard was published in 1996.

--     In the USA, ANSI has adopted all of these ISO Standards as ANSI/ISO
       Standards.

       The LaserCard optical memory card system, featuring the DELA Standard format, complies with all documents listed above. (For additional information, see "Competition.") To date, the majority of optical cards sold in the world marketplace have been DELA Standard cards.

LASERCARD PRODUCTS

Card Manufacture

       Optical memory cards are manufactured in Mountain View, California. As explained in "Management's Discussion and Analysis," the Company's card manufacturing facility is designed for a production capacity of 25 million optical cards per year, depending upon type of card and color-printing requirements. In fiscal 1997, the Company manufactured and sold about 456,000 optical memory cards, primarily for commercial card orders, and made additional quantities of marketing sample cards.

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

       To ensure adequacy of raw material supplies, the Company attempts to establish ongoing relationships with principal suppliers and maintains information about alternate suppliers. The Company stocks reasonable inventory levels of raw materials that are consistent with current expected demand, order-to-shipment lead times, and minimum order quantities. To enable the Company to plan raw material inventory levels, the Company's quotations to potential customers generally are based upon certain advance payments to the Company.

Product Evolution

       The Company continues to upgrade its optical memory card products. It has been able to adjust optical card production to meet evolving international standards and to add signature panels, sequential serial numbers, or magnetic stripes to optical cards for specific applications. Bar codes, conventional holograms and laser-recorded "embedded holograms" are other examples of add-ons that may be of interest to customers or potential customers. Also, "chip ready" optical memory cards can be purchased from the Company, for insertion of IC chips to create what the Company has termed "Smart/Optical(TM)" cards. The Company expects its products to continue to evolve to meet changing market needs or create new markets for optical cards.

Marketing and Technical Support

       LaserCard Systems Corporation (LSC), a wholly owned subsidiary of Drexler Technology Corporation, markets the Company's products primarily through an international VAR network. VARs may add value in the form of services, application-specific software, personal computers, or other peripherals, and then resell these products, integrated into systems, for end-user customers in their geographic regions.

       LaserCard marketing offices are located in Mountain View, California; Paris, France; and Zurich, Switzerland. In addition, general management and technical personnel work closely with the Company's marketing staff. The main objective of the marketing organization is to attract and qualify new VARs and provide customer support and products to the VARs, thus generating revenues from the sale of optical card products domestically and internationally.

       During fiscal 1997, the Company sold LaserCard products to approximately 50 customers located in nine states and 26 foreign countries. Outside of the United States, sales of the Company's LaserCard products and licenses in fiscal 1997, 1996, and 1995 were 35%, 42%, and 71%, respectively, of net sales. The Company believes that international markets will continue to be an important source of license revenue and product sales. Substantially all foreign product sales were made through the VAR network, whereas licensing activity is conducted directly by the Company.

       Under nonexclusive distribution agreements with LSC, the VARs purchase the Company's optical cards, LSC's system software, optical memory card reader/writers made by a licensee of the Company, and other peripherals. LSC also provides customer technical support related to optical memory card system integration, software, sales, and maintenance. This technical support is provided by a staff of administrative, software, and engineering professionals.

System Software

       System software controls or facilitates the basic operations and read/write functions of optical memory card reader/writers so that they can interface directly with Pentium(R) and x86 personal computers (Pcs). LSC develops LaserCard-related system software such as device drivers, file system DLLs (dynamic link libraries), and custom software utility tools to enhance reader/writer integration. In addition, LSC provides software for demonstrating archival, medical, and security concepts involving the LaserCard, and software-development tools for related peripherals. LSC does not develop application software other than demonstration software. (Also see "The Role of VARs in Application Software.") The Company continues to upgrade its system software capabilities.

       Windows(R)/DOS Device Driver. A device driver is system software that translates operating system commands so that the reader/writer emulates a floppy disk drive. LaserCard device drivers save VARs and their customers considerable custom software development time because existing application software can be modified easily to work with the LaserCard. LSC's first device driver was a DOS (disk operating system) device driver for using LaserCard- equipped personal computers under the DOS platform and with Windows.

       Windows NT(R) Device Driver. During fiscal 1996, the LSC software staff completed the Windows NT device driver. This device driver allows the Company's optical memory card to be used with computer networks under Windows NT, a widely used network operating system.

       LSC's Windows NT device driver offers these features:

-- Provides compatibility between device drivers--files written to the LaserCard using the DOS/Windows driver are compatible with Windows NT driver, and vice versa

-- Enables use of LaserCard with network software sold by Microsoft, Novell, and others

-- Supports multi-tasking applications and background reader/writer operation

-- Facilitates the first-ever connectivity of optical card reader/writers to multiple hardware platforms (such as Intel x86, DEC Alpha, IBM Power PC)

-- Functions with application software programs designed to work with Windows 95 or Windows NT

       SCSI Driver/Adapter. System software available from LSC also includes SCSI (small computer system interface) host adapters and DOS device drivers, which consist of a software data format (driver) and a hardware add-on (adapter). SCSI drivers/adapters are used for the interchange of data among different types of ISO/DELA Standard optical card reader/writers.

       LaserCard File System (LCFS) Software. Optical card applications can be developed using LSC's LaserCard File System DLL for additional security and to optimize the LaserCard's WORM recording medium without the constraints of a DOS or Windows file structure. The LCFS is not part of an operating system (as device drivers are) so access to the card is available only from the application that created the card or from a related application. In fiscal 1996, LSC completed development of LCFS for Windows 3.1. Versions for use with Windows NT and Windows 95 were completed in June 1997.

       The following are features of the LaserCard File System DLL:

-- Enables use of the LaserCard with database management systems from Microsoft, Oracle, Sybase, and others

-- Permits writing of LaserCard application programs under software languages such as Visual Basic, C++, and others

-- Generates up to 16 partitions for highly secure, password-protected, multiple-application cards

--     Enables LaserCard file format to be operating-system independent

--     Supports multiple sector size recording to optimize data capacity


The Role of VARs in Application Software

       As described above, the Company's software consists of optical memory card device drivers and interface software, file systems, software development tools, and application demonstration programs. However, the Company does not develop commercial application software but instead relies on VARs or their customers to do so. Application software is an important factor in developing commercial markets for optical memory cards because it directs computers to do specific tasks related to the customer's end-user application for the LaserCard (such as storing a health record). In this role, VARs may integrate optical card products into existing software, write new application software for specific programs, or license software from other VARs of the Company. VARs have written optical card application software programs for certain applications, and other application software development is underway by VARs and their customers.

Reader/Writers

       Under a royalty-bearing license purchased from the Company, commercial quantities of ISO/DELA Standard format card reader/writers are available from Nippon Conlux Co., Ltd. ("Conlux"). This supplier (a public company listed on the First Section of the Tokyo Stock Exchange) sells reader/writers to the Company under a nonexclusive distribution agreement. The Company incorporates the Conlux reader/writers into systems for sale to customers. The Company sells reader/writers for a few thousand dollars per unit, and these units generally include the Company's device driver software. In principle, price reductions due to production economies of scale, volume price breaks on components, and other volume manufacturing cost savings can be achieved when production shifts from small-scale to large-scale volumes. Also, the yen/dollar exchange rate affects the price of reader/writers, since they are purchased in Japanese yen. Upon request, Conlux provides quotations to the Company for various volume quantities of reader/writers for potential customer programs and has quoted substantially lower prices for a very high volume potential application. The Company can give no assurance that any such quotations will result in high-volume orders for Conlux reader/writers or that a cumulative increase in orders would result in larger-scale production or that correspondingly lower prices would result. A significant decrease in the price of reader/writers would have a positive impact on the development of the market for optical cards. (Also see Risk Factors, "Reader/Writer Availability.")

Other Peripherals

       LSC also purchases and resells the following application-specific peripherals, adding LSC-authored software- development tools:

-- Electronic digital camera with video capture board for storing computer-readable, color photos

-- Thermal card printers for printing eye-readable photo, logos, and text in black and white or color (using consumable printing ribbons)

-- Digital biometric identity verification systems (hand geometry, fingerprint, and signature verification systems) for comparing a unique biometric identifier stored on the LaserCard with that of the card user

LICENSING

       The Company has developed a portfolio of United States and foreign patents which have generated significant revenues in the form of license agreements related to optical memory cards and equipment for using the cards. The Company's patent licensing program is directed mainly toward licensing the manufacture of optical card reader/writers and, in a few special cases, manufacture of the optical cards themselves. The Company presently offers nonexclusive, royalty-bearing licenses for optical memory card reader/writer manufacture and for card manufacture. Also offered are nonexclusive licenses for optical memory card distribution. These create licensed card distributors in regions of the world, that can buy cards wholesale from the Company at prices lower than are charged to VARs. The Company's royalty-bearing, reader/writer manufacturing licenses include optical memory card distribution rights and, in some cases, license upgrades for rights to additional patents. The Company estimates that approximately eight licensees are involved in some aspect of the optical memory card industry--such as reader/writer manufacture, optical memory card manufacture, market development, standards, software development, or system integration.

       Initial license fees charged by the Company for its licenses vary based on the rights and benefits of each license. License fees are unconditional and nonrefundable and no significant obligations remain unfulfilled by the Company under the licenses. The Company will continue its licensing efforts on a selective basis, although the timing, number, type, and magnitude of future license sales, if any, cannot be predicted.

Basic Licenses and Upgrades

       The Company has sold limited-term, nonexclusive, basic licenses to over 25 companies worldwide. Each such license involved a one-time license payment and no royalties. The basic license included certain technical know-how, information, and nonexclusive licenses under certain patents, owned by the Company, involving equipment for reading and writing optical memory cards. Some of these licenses include card distribution rights for the purchase of optical memory cards, for use or resale, at the Company's most favorable pricing. The Company also has sold five nonexclusive, royalty-bearing license upgrades related to equipment for reading and writing optical memory cards. The upgrade extends the term of the basic license and covers equipment patents issued to the Company after the date limits of the original basic license agreements. No basic licenses or upgrades have been sold since 1989.

Card Distribution Licenses

       In fiscal 1995, the Company sold a nonexclusive, royalty-free, optical memory card distribution license for a one-time payment of $1 million to a Korean firm that initially was a VAR of the Company. A card distribution license entitles the licensee to purchase optical memory cards from the Company at the most favorable pricing, for use or resale. Card prices to licensed distributors are typically 10% to 15% below VAR pricing for optical cards having similar data capacity, printing complexity, formatting complexity, specifications, tolerances, quality, quantity, and delivery times. No similar licenses were sold in fiscal 1997; however, in fiscal 1996 a $200,000 fee payment was received toward the purchase of an optical memory card distribution license in conjunction with a trademark license.

Card Manufacturing Licenses

       Two nonexclusive, royalty-bearing, patent licenses have been sold by the Company for optical card manufacture--one in fiscal 1989 and one in fiscal 1991. The fee for each card manufacturing license was $10 million plus long-term, periodic royalty payments to the Company. The 1989 license sale was to Canon Inc., which previously also had purchased a basic license from the Company. The 1991 optical card manufacturing license was sold to Optical Memory Card Business Corporation ("OMCBC"), a Japanese company formed by Dai Nippon Printing Co., Ltd. and three reader/writer equipment licensees of the Company--Nippon Conlux Co., Ltd., Olympus Optical Co., Ltd., and Omron Corporation. As described under "Competition," OMCBC is a second source (alternate) supplier for optical memory cards compatible with the Company's cards. The Company may consider the sale of additional such licenses, but the future sale or timing of any licenses cannot be predicted or inferred from past events.

COMPETITION

       Producers of data storage media and devices continually strive for optimal form factors, larger data storage capacities, durability, security, higher performance, and lower cost. The Company believes optical memory cards offer advantages in certain of these categories--most notably as a combination of a small, secure, portable, durable form factor with a large data storage capacity relative to its size and price.

Competing Technologies

       Depending on the application, optical cards compete with other data storage cards in addition to other established products that are used for the storage and transfer of digital information. Since the optical card is not widely commercialized, some potential customers may choose to employ technologies that have been in use longer. However, the Company believes that the LaserCard's high storage capacity, performance/cost ratio, rugged card construction, ability to store an audit trail, counterfeit resistance, and tamper resistance make it a viable choice for a number of card applications. Examples include health history cards, high security ID/access card systems, warranty/maintenance cards, cargo manifest cards, and medical image storage cards.

       IC Cards. The LaserCard competes in some applications with cards that contain an integrated circuit (IC) memory and/or a microprocessor. They are known as "smart cards" or "IC cards" or "chip cards." They are susceptible to damage by electrical discharges and also can be more vulnerable to unauthorized access and duplication. The IC card can be more easily damaged in everyday use, whereas the Company's card construction and production processes make the LaserCard more rugged. An 8-kilobyte IC card can store about 1% of the amount of data storable on a LaserCard. (See "Card Storage Capacity" for memory comparisons.) IC card prices and performance vary widely. The IC card uses a much lower cost reader/ writer than is used with an optical card, whereas a typical smart card containing an 8- kilobyte IC and a microprocessor is higher priced than the Company's 4.1 megabyte optical memory card.

       Because of their low priced reader/writer, IC cards containing an 8-kilobyte IC and a microprocessor are very competitive, particularly in the markets for financial transaction systems. The IC card has a greater installed base outside the U.S.A. (it was invented five years before the LaserCard) and low-storage capacity IC cards are currently used as payphone cards and point-of-sale cards, particularly in Europe. Low-storage capacity cards for payphones and for debit/cash card systems (recently introduced to the U.S. banking industry) are not markets for the Company's cards. However, for secure electronic commerce applications and some patient record applications, the Company offers "chip ready" optical memory cards to which an IC can be added (called Smart/Optical cards).

       Other Competing Products. While not functionally similar to optical memory cards there are other commercial data storage products that are sometimes thought of as competitive to the Company's products. They include floppy disks, magnetic-stripe cards, cards containing 2-dimensional bar codes or other visual patterns, read/write optical disks, magneto-optical recording media, and CD-ROM disks. Magnetic-stripe cards are highly susceptible to unauthorized use, duplication, erasure, and alteration. Cards that store limited amounts of data using 2-dimensional bar codes or other visual patterns can be utilized as identification cards; however, data cannot be added to these types of cards once they are initialized. There also are high capacity, high cost storage cards called PCMCIA (Personal Computer Memory Card Industry Association) cards that are used with personal computers as a substitute for magnetic disk drives. These

PCMCIA cards are very high cost relative to the Company's optical memory cards and generally are not considered directly competitive with the LaserCard. In addition, in countries such as the United States and Japan, where the telecommunications infrastructure is extensive and low cost, it is possible that centralized data bases and wide-area networks may limit the penetration of optical memory cards into some potential markets.

Competing Optical Memory Cards

       Two Japanese firms, Optical Memory Card Business Corporation (OMCBC) and Canon Inc., are selling optical cards. Dai Nippon Printing Co., Ltd. (the principal owner of OMCBC) produces ISO/DELA format cards and Canon format cards, called the SIOC format. The Company manufactures ISO/DELA format cards.

       The DELA format and SIOC format are not functionally compatible with one another. DELA and SIOC format cards both meet the ISO Standard but differ from each other with respect to recording modulation method, error correction code, and efficiency of sector sizes. The Company believes that the ISO/DELA format offers performance advantages over the ISO/SIOC format, particularly when the optical card is subjected to dirt particles or becomes scratched. The Company also believes that, through its LaserCard Systems subsidiary, it currently offers competitive advantages in areas such as system integration, interface software, and customer technical support for a variety of card applications and markets.

       Optical card reader/writers made by Conlux use the ISO/DELA format. Canon-produced reader/writers use the ISO/SIOC format. Olympus Optical Co., of Japan, is capable of producing reader/writers compatible with DELA, SIOC, or its own proprietary format but is not known to be selling ISO/DELA format reader/writers at this time. At least several times as many ISO/DELA cards have been manufactured and sold than Canon ISO/SIOC format cards. Nevertheless, ISO/SIOC format cards and reader/writers have been sold in competition with Company products, although in smaller quantities so far. The Company expects that if Canon or Olympus continue their marketing and product improvement programs for optical card systems, they should be able to obtain materially sizable card and equipment orders.

        The Company anticipates that many optical card programs will be dedicated applications for defined user groups and that the optical memory card formats will co-exist. Although the Company's world-wide market share for optical memory cards in 1997 should exceed that of its competitors, singly and collectively, it is possible that the Com- pany's market share could decrease over time. This is because the size, name recognition, and resources for marketing of Canon, Olympus, and Dai Nippon Printing are considerably greater than the Company's.

       Additional entrants into the optical card industry could expand the overall size of the market and also could result in licensing opportunities for the Company. In the past, a number of firms have disclosed the development of alternative optical cards, including Asahi Chemical, Optical Recording Corporation, Polaroid, Sony, and Toppan Printing. However, the Company is not aware of any current optical memory card-related commercial activities by these firms.

OTHER MATTERS

Research and Engineering

       In fiscal years 1997, 1996, and 1995, research and engineering expenses approximated $938,000, $1,092,000, and $1,860,000, respectively. These expenses primarily consist of the majority of operating costs and depreciation and amortization expenses on the optical card facility. The manufacturing facility is used both for engineering and card manufacturing. Therefore, facility costs (depreciation expense, building lease payments, and other costs) are allocated between manufacturing and engineering based on the level of manufacturing activity.

Patents and Trademarks

       As of March 31, 1997, the Company owned approximately 50 U.S. patents relating to optical data storage (including media, optical cards, formats, equipment, systems, and the utilization of optical storage media). Counterparts of certain U.S. patents have been issued as patents in a number of foreign countries, and the Company has applied for additional foreign patents corresponding to U.S. patent applications. However, the Company owns certain U.S. patents as to which foreign counterparts have either not been filed or the prosecution has been terminated without issuance of the foreign patents. Also, from time to time, the Company elects to allow some of its U.S. or foreign patents to expire when maintenance fees become due, if the patents are deemed no longer relevant. In addition to its patents, the Company has chosen to protect as trade secrets, rather than by patents, some refinements to the Drexon medium and cards and knowhow related to their manufacture.

       The Company presently intends to pursue any infringement of its patents. However, there can be no assurance that any of the Company's patents will be sufficiently broad in scope to afford protection from products with comparable characteristics that may be sold by competitors in the future. There also can be no assurance that the validity of any patents actually granted will not be challenged. In 1992, the claims of three of the Company's issued U.S. patents successfully passed re-examination proceedings in the U.S. Patent and Trademark Office (USPTO) after a two-year review by the USPTO's Board of Patent Appeals and Interferences. (Also see Risk Factors, "Patent Protection.")

       The Company believes that several of its optical data storage patents also apply to the motion picture industry in connection with reading optical digital sound signals from digital data stored directly on motion picture film. Therefore, the Company has been attempting to license the patents or to sell two U.S. patents for this purpose. However, there is no assurance that such efforts will be successful.

       "Drexon" and "LaserCard" are federally registered trademarks of Drexler Technology Corporation.

Environment

       Compliance with federal, state, and local laws and regulations involving the protection of the environment did not have and is not expected to have a material effect on the Company's capital expenditures, earnings, or competitive position. The Company is a voluntary participant in the U.S. Environmental Protection Agency's "Green Lights" program, under which most of the Company's lighting systems have been upgraded for energy efficiency.

Employees

       As of March 31, 1997, the Company and its subsidiaries employed 44 persons (including four executive officers). This workforce consisted of approximately 39 persons in administration, marketing/sales, manufacturing, and research and engineering, plus approximately five temporary personnel mainly for quality assurance inspection of cards. None of the Company's employees is represented by a labor union.

RISK FACTORS

       Early Stage of Product Commercialization. The Company has invested considerable resources in the development of optical memory cards and related equipment and system software. These products entered the commercial stage through the Company's VAR (value-added-reseller) network, which was initially launched in 1991; and, in 1993, optical memory card products became the Company's sole product line. During fiscal 1997, the Company sold 456,000 optical memory cards, related equipment, and system software through its subsidiary, LaserCard Systems Corporation, to approximately 50 customers located in nine states and 26 foreign countries. The Company currently makes and sells optical cards in varying quantities, with orders typically ranging from 5,000 to 100,000 cards per order. The largest single order to date is a recent order from the INS in the amount of $7.1 million for 2 million cards to be delivered through May 1998. This order provides the largest component of the Company's currently anticipated card production. As is the case in all U.S. government procurement, the government reserves the right to change specifications, delay deliveries, and cancel all or part of the order. Also, the Company could encounter equipment, raw material, quality control, or other production problems under high-volume production of this magnitude. In addition, the Company does not have the technology or resources to manufacture certain materials used in the manufacture of optical memory cards; accordingly, its ability to produce the cards will be dependent upon maintaining sources of supply of such materials meeting its requirements for quality and quantity. High-volume orders for optical memory cards require the VAR companies to develop customers and applications, or to obtain significant follow-on orders from customers whose programs are already underway. The frequency and size of such orders cannot be predicted.

       Unpredictable License Revenues. Historically, revenues from fees for patent and distribution licenses have been an important part of the Company's revenues, profits and financing. The Company is actively pursuing efforts to generate additional license revenues. However, the Company's license sales are sporadic and unpredictable as to timing and type of license.

       Liquidity; Limited Capital Resources. At the fiscal 1997 level of product sales, the Company did not generate net cash from operations after expenses. To fund its operations, the Company requires either additional financing, sales of additional patent and distribution licenses, or a substantial increase in the level of orders for optical memory cards. Based on current raw material costs and other expense calculations, the Company estimates that it will break even on cash flow if it achieves annual sales in the range of 1.6 million to 1.8 million optical memory cards, depending on the margins on sales of related hardware. Generally, the Company's products are made to custom specifications which are specific to each customer, end user, or application, and the Company obtains advance payments, in whole or in part, from customers at the time of accepting an order. Therefore, the Company believes that, although working capital requirements should grow in proportion to increased product order and shipment levels, the advance payments will reduce the need for working capital financing. However, the Company has not established a line of credit, and no assurance can be made that negotiations to obtain a line of credit will be successful should it become necessary to establish one. Since the third quarter of fiscal year 1995, the Company has generated cash through the sale of common stock, a single-payment license fee on the sale of an optical memory card distribution license to an overseas VAR, the receipt of a license upgrade fee payment, and an advance payment under the INS card order. There can be no assurance that the Company will be able to meet its future cash needs on a favorable basis. (Also see Management's Discussion and Analysis, "Liquidity.")

       Historical Losses. As of March 31, 1997, the Company had an accumulated deficit of $27,548,000 and has operated at a loss during the last five years. The Company anticipates that its financial performance will improve due to anticipated increases in sales of optical cards and related products, except for possible quarterly fluctuations. However, if increased commercialization is delayed and the Company does not realize such increased sales, its losses will continue, except in the event of sporadic sales of licenses. The Company is relying upon its optical card technology to generate future product revenues, earnings and cash flow when order volumes reach material levels. Until commercialization increases, the Company is dependent upon other sources of income, such as license fees, which cannot be predicted as to timing or dollar amount. Delays in customers' development of optical card based programs and corresponding commercialization of the Company's optical cards and related products, combined with an absence of additional license sales or other revenues, could extend continuing losses and result in the need for additional financing.

       Reader/Writer Availability. Optical card reader/writer availability is essential for the viability and growth of the optical memory card business. Nippon Conlux Co., Ltd. ("Conlux"), a Japanese company, is currently the only supplier in commercial quantities of reader/writer equipment for DELA-standard format cards, the type manufactured by the Company and a licensed second-source card manufacturer. DELA Standard format cards comprise the majority of optical memory cards sold in the world marketplace to date. Two other licensees of the Company have the capability to produce reader/writers compatible with the Company's optical memory cards, but are not manufacturing them at this time. If Conlux were to curtail manufacture of reader/writers, the Company would allocate its incoming shipments of such devices among incoming orders from established customers. Conlux has not developed its own optical memory card and is not known to be doing so. Its customers continue to rely on cards manufactured by the Company or, particularly with respect to Japanese customers, by Optical Memory Card Business Corporation ("OMCBC"), a Japanese licensee of the Company, of which Conlux is a minority owner. The Company sells Conlux reader/writers for a few thousand dollars per unit, and these units generally include the Company's device-driver software. The Company expects card-related revenues to increase more rapidly if card reader/writers are produced and sold in volume at lower prices than at present. However, the Company can give no assurance that increased production will occur in the near term or that high-volume sales and correspondingly lower prices will result. Furthermore, the yen/dollar exchange rate affects the price of reader/writers, since they are purchased in Japanese yen. In addition, if market demand increases sharply over a short period of time, an initial shortage of reader/writers could result. (Also see "Reader/Writers.")

       Nasdaq Listing. Currently the Company's common stock is traded on the Nasdaq National Market System of NASD (National Association of Securities Dealers). In 1994, this listing was briefly subject to an exception from ordinary National Market System requirements, under which the Company was required to, and did successfully, implement a plan to maintain its net tangible assets at a minimum of $4,000,000. The Company's net tangible assets also fell below that level during the fourth quarter of fiscal 1995, but were restored during the first quarter of fiscal 1996 without action by NASD. If the Company's net tangible assets should fall below $4,000,000, and if the NASD does not allow another exception, the common stock would then be traded on the Nasdaq Small Cap Market, rather than the National Market System, with some possible reduction of market interest and liquidity. As of March 31, 1997, the Company's net tangible assets (as defined by NASD for this purpose) were $4,059,000.

       Stock Price Volatility. The price of the Company's common stock is subject to significant volatility due to fluctuations in revenues, earnings, capitalization, liquidity, press coverage, and financial market interest. Some of these factors may be exacerbated because the Company operates solely in the optical memory card products industry, which is in the early stages of commercialization.

       Competition. The Company's products compete with those of OMCBC and Canon, two of its Japanese licensees, who also sell optical cards under royalty-bearing licenses from the Company. Canon has introduced an optical card under its own standard, called "SIOC." The Company's DELA format and the Canon SIOC format are not functionally compatible, although both card formats meet the ISO Standard. The Company believes that the ISO/DELA format offers performance advantages over the ISO/SIOC format in terms of flexibility and durability, as well as competitive advantages in system integration, device drivers/interface software, and customer support for a variety of applications and markets. At least several times as many ISO/DELA cards have been manufactured and sold than Canon ISO/SIOC format cards. OMCBC produces optical cards using the ISO/SIOC format, as well as cards using the ISO/DELA format, and cards conforming to a third format, created by Olympus Optical Co., another licensee of the Company, for its own reader/writers. The Company's current worldwide market share for optical memory cards exceeds that of its competitors. However, the Company expects several of its Japanese licensees to sell ISO/SIOC format cards and reader writers, and believes that if Canon and Olympus continue their card marketing programs, they should begin to obtain material orders for cards and equipment. The Company anticipates that insofar as many optical card programs will be dedicated applications for defined groups of users, various types of optical cards will coexist. However, the size, trade name recognition, and marketing and development resources of Canon, Olympus, and Dai Nippon Printing Co. (the principal owner of OMCBC) are substantially greater than those of the Company. (See "Competition" elsewhere in this report.)

       Competing Technological Advances. The Company also competes in certain applications with other portable data storage products, particularly chip (integrated circuit/microprocessor or "IC") cards. IC cards which store three or four pages of text compete directly with optical memory cards in applications where the limited storage capacity of IC cards and higher cost per card, but lower cost per reader/writer, will suffice. The advantages of the optical memory card in storage capacity, durability, and low cost, make it better suited for potentially sizable applications, such as for patient records in health care and for national identification card systems. However, the IC card has a greater installed base worldwide at present, mainly as prepaid telephone cards. For applications with relatively low storage capacity, such as electronic banking/credit/debit cards, the Company expects IC cards to be used instead of optical memory cards. (Also see "Competition" elsewhere in this report.) In addition, in countries such as the United States and Japan, where the telecommunications infrastructure is extensive and low cost, it is possible that centralized data bases and wide-area networks may limit the penetration of optical memory cards into some potential markets.

       Patent Protection. The Company's U.S. patents have expiration dates ranging from 2002 to 2012, with the majority expiring during the first half of this period. Counterpart patents in foreign countries also expire during that period. Under its license agreement with the Company for manufacture of optical memory cards, OMCBC's obligation to pay royalties to the Company for use of the licensed patents ceases on December 31, 2003. Canon's royalty obligations in connection with its licenses to manufacture optical memory cards and reading and writing equipment expire on December 31, 2008. Other royalty-bearing licenses sold by the Company related to equipment for reading and writing optical cards provide for royalty payments to cease on the last expiration date of the licensed patents. The Company is unable to determine whether there would be a material, adverse effect on royalties in the event of expiration or unenforceability of its patents, because the Company's royalty revenues are not significant at this time. The Company also cannot predict whether the expiration or invalidation of its patents would result in the introduction of competitive products which would affect its future revenues adversely. The Company is not aware of any optical memory card products which otherwise would infringe its patents in countries where the Company might have difficulty enforcing its patents or has no patent protection. (Also see "Patents and Trademarks.")

       International Sales and Operations. The Company does not believe that there are substantial risks inherent in its international business as compared to its domestic business, with the exception of export/import regulations pertaining to doing business in specific countries. Sales of its products and licenses outside the United States in the 1997, 1996, and 1995 fiscal years have comprised 35%, 42%, and 71% of net sales, respectively. The Company believes that international sales will be an important component of its sales growth potential.

FORWARD-LOOKING STATEMENTS

       Certain statements made above relating to plans, objectives, and economic performance go beyond historical information and may provide an indication of future results. To that extent, they are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and each is subject to factors that could cause actual results to differ from those in the forward-looking statement. Such factors are described above and in the Management's Discussion and Analysis section of this Form 10-K.

ITEM 2. PROPERTIES

       As of March 31, 1997, approximately 32,000 square feet of floor space are leased by the Company for production, administration, sales, and research and engineering, in two buildings located in Mountain View, California. These facilities have a current total annualized rental of approximately $364,000. The Company also leases a small marketing office in France. Management believes these leased facilities to be satisfactory for its present operations. Upon expiration of the leases, management believes that these or other suitable facilities will be able to be leased on a reasonable basis.

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

       On November 29, 1995, the defendants answered by denying the allegations of the complaint and asserting as a cross-complaint that defendant Genus Technology N.V. was wrongly denied the right to purchase 400,000 shares of the Company's common stock at a purchase price of $5.75 per share. On January 16, 1996, the parties entered into a stipulation to submit all issues raised in this litigation to binding arbitration before the American Arbitration Association. On May 20, 1996, Dr. Pesch filed a Chapter 11 bankruptcy petition, thereby effecting an automatic stay of the arbitration proceedings as to Dr. Pesch (but not as to the other defendants).

       On August 28, 1996, the Arbitrator entered an award holding that the defendants, other than Dr. Pesch, are liable in the amount of $800,000, plus costs and 10% ongoing interest, and that these defendants are not entitled to any offset, reduction in award, or affirmative relief based on the cross-complaint. On December 19, 1996, the Superior Court confirmed the arbitration award and issued a judgment based thereon.

       On September 6, 1996, Dr. Pesch's bankruptcy proceedings were dismissed without discharge of his debts. Accordingly, on January 13, 1997, the Superior Court issued a judgment against Dr. Pesch in the amount of $800,000, plus costs and 10% ongoing interest.

       There can be no assurance that the Company will be successful in collecting on its judgments. No portion of the approximately $1,000,000 balance due is recorded in the Company's financial statements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       There were no matters submitted to a vote of security holders during the fourth quarter of fiscal 1997.

                                     PART II


ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK
        AND RELATED STOCKHOLDER MATTERS

      The Company's only class of common stock, $.01 par value, is traded on The Nasdaq Stock Market(SM) under the symbol DRXR and is quoted in The Wall Street Journal and other newspapers. The table below sets forth the high and low trade prices (rounded to the nearest one-eighth) for the Company's common stock as reported by Nasdaq during the fiscal periods indicated.


    Quarterly Stock Data (Unaudited)          1st         2nd       3rd           4th
    --------------------------------          ---         ---       ---           ---

                                           (High and Low Trade Prices by Fiscal Quarter)
    Fiscal 1996
         High..........................     8  1/4      13  3/4    16           15   3/4
         Low...........................     5            6  1/4    10           11
    Fiscal 1997
         High..........................    18  1/2      16  3/8    14   1/4     14   1/4
         Low...........................    12            9  7/8    10            9   1/4


         On March 31, 1997, there were approximately 1,338 holders of record of the Company's common stock. The Company has never paid cash dividends on its common stock. The Company anticipates that for the foreseeable future it would retain any earnings for use and reinvestment in its business.

ITEM 6.  SELECTED FINANCIAL DATA

       The following selected consolidated financial data for, and as of the end of, each of the years in the five-year period ended March 31, 1997, are derived from the consolidated financial statements of the Company. The data should be read in conjunction with the Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations appearing elsewhere herein.


                   FIVE-YEAR SUMMARY OF FINANCIAL INFORMATION
                    Fiscal Years Ended March 31, 1993 - 1997
                    (In thousands, except per share amounts)




Operations Data                                     1993         1994         1995         1996        1997
---------------                                     ----         ----         ----         ----        ----

Revenues:
    Product sales ...........................     $ 1,197      $ 1,819      $ 2,141      $ 5,059      $ 3,510
    License fees and royalties ..............          21           19        1,025          236           19
                                                  -------      -------      -------      -------      -------
    Total revenues ..........................       1,218        1,838        3,166        5,295        3,529
                                                  -------      -------      -------      -------      -------
Cost of product sales .......................         831        1,180        1,511        3,659        2,388
Selling, general, and administrative expenses       1,836        1,925        2,023        2,400        2,602
Research and engineering expenses ...........       2,284        2,202        1,860        1,092          938
Other income ................................        --            713            4          202           22
Interest income .............................          83           24           35           78           50
Interest expense ............................           4            4            7            8            8
                                                  -------      -------      -------      -------      -------
Loss from continuing operations .............      (3,654)      (2,736)      (2,196)      (1,584)      (2,335)
Income (loss) from discontinued operations ..         (76)         (90)          22         --           --
                                                  -------      -------      -------      -------      -------
Net loss ....................................     $(3,730)     $(2,826)     $(2,174)     $(1,584)     $(2,335)
                                                  =======      =======      =======      =======      ========
Loss per share:
    Continuing operations ...................     $  (.50)     $  (.36)     $  (.27)     $  (.18)     $  (.26)
    Discontinued operations .................        (.01)        (.01)        --           --           --
                                                  -------      -------      -------      -------      -------
Net loss per share ..........................     $  (.51)     $  (.37)     $  (.27)     $  (.18)     $  (.26)
                                                  =======      =======      =======      =======      ========
Weighted average common shares ..............       7,264        7,581        8,161        8,692        9,006



Balance Sheet Data                                   1993         1994         1995         1996        1997
------------------                                   ----         ----         ----         ----        ----


Current assets ..............................     $ 1,549      $ 2,733      $ 1,873      $ 3,782      $ 4,588
Current liabilities .........................         639        1,154          995        2,044        3,030
Total assets ................................       5,403        5,856        4,531        6,371        7,089
Long-term obligations .......................        --           --           --           --           --
Stockholders' equity ........................       4,764        4,702        3,536        4,327        4,059


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS--FISCAL 1997 AS COMPARED WITH FISCAL 1996 AND 1995

Revenues

       The Company's total revenues for fiscal 1997 were $3,529,000 as compared with $5,295,000 for fiscal 1996 and $3,166,000 for fiscal 1995.

       Product Sales. Sales of LaserCard(R) optical memory cards and related products to value-added resellers (VARs), licensees, and end-user customers were $3,510,000 for fiscal 1997 versus $5,059,000 for fiscal 1996 and $2,141,000 for fiscal 1995. The difference between fiscal 1997 and fiscal 1996 was due mainly to an order from the U.S. Department of Defense (DoD) for 537 reader/writer units in fiscal 1996 versus 83 units for that customer in fiscal 1997, for an ongoing DoD program. Total reader/writer sales were 390 units in fiscal 1997, 879 units in fiscal 1996, and 313 units in fiscal 1995. Optical memory card sales in fiscal 1997, 1996, and 1995 were 456,000, 420,000, and 150,000 cards, respectively. The Company received a $7.1 million order in February 1997 for 2 million optical memory cards for the U.S. Immigration and Naturalization Service
(INS). Deliveries are scheduled to begin in July of 1997 and are expected to average approximately 200,000 cards per month thereafter.

       Applications for the Company's optical memory card products currently in use by customers include: medical data applications in the United States; several programs in Italy, including a secure soccer-season ticket; two programs in the Philippines--an admission pass/retail purchase log at a duty-free shopping zone and a vehicle warranty and maintenance records card; and U.S. government-related programs--the DoD's cargo manifest card and the U.S. Immigration and Naturalization Service's "border crossing card" and "green card."

       The Company sold LaserCard products in fiscal 1997 to approximately 50 customers in 9 states and 26 foreign countries. For the development of commercial markets and applications for its products, the Company utilizes VAR companies as part of its marketing and distribution program for LaserCard products. Sales to VARs include the Company's optical memory cards, the Company's system software, optical card reader/writers made by a licensee of the Company, and add-on peripherals made by other companies (such as equipment for adding a digitized photo, fingerprint, hand template, or signature to the cards). The VARs may add application software, personal computers, and other peripherals, and then resell these products, integrated into data systems, for end-user customers.

       There were 23 new VARs in fiscal 1997 compared with 17 in fiscal 1996 and 30 in fiscal 1995. All new VARs purchase initial systems including optical cards and equipment. However, there can be no assurances that any new or existing VAR company in any country will be successful in its markets or field trials or that it will place follow-on orders with the Company for additional quantities of cards and systems. In order to upgrade its VAR customer base to increase the probability of success, the Company will continue its efforts to recruit new VARs and eliminate nonproductive ones. The Company provides marketing leads, customer technical support, and system software to assist VARs.

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

       The Company does not manufacture card reader/writers but instead continues to purchase such equipment from a Japanese licensee, Nippon Conlux Co., Ltd., currently the Company's sole supplier of reader/writers. The Company's inventory level for reader/writers fluctuates based on the timing of purchases and sales and is typically approximately 50 to 75 units. The Company can give no assurance that increased production of card reader/writers will occur in the near term or that high-volume sales and correspondingly lower prices will result. If market demand increases sharply over a short period of time, an initial shortage of reader/writers could result. Also, an interruption or change in the supply of reader/writers could cause a delay in product shipments and a possible loss of sales, which would adversely affect operating results.

       Licenses. There were no licenses sold in fiscal 1997, as compared with one license in fiscal 1996 for $200,000, and one license for $1,000,000 in fiscal 1995. The license fee payments were received in the respective fiscal periods. The fiscal 1996 license agreement included a trademark license and a LaserCard distribution license payment. The fiscal 1995 license agreement was for a LaserCard distribution license sold to a Korean VAR of the Company.

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

       Royalties. Royalty revenues were $19,000 for fiscal 1997, $36,000 for fiscal 1996, and $25,000 for fiscal 1995. Although royalty revenues have not reached material amounts, the Company does anticipate future royalty income on a long-term, continuing basis from among two royalty-bearing optical memory card manufacturing licenses and several royalty-bearing, equipment-license upgrades previously sold. The Company cannot predict whether or when equipment or card sales by its licensees will result in material royalties to the Company. Therefore, the Company is not relying on royalty income and does not expect it to be a significant factor in the near term.

       Backlog. The Company received a $7.1 million order in February 1997 for 2 million optical memory cards for the U.S. Immigration and Naturalization Service. Deliveries are scheduled to begin in July of 1997 and are expected to average approximately 200,000 cards per month thereafter.

       Margins. The gross margin on product sales for fiscal 1997 was 32% as compared with 28% for fiscal 1996 and 29% for fiscal 1995. The increase in fiscal 1997 as compared with fiscal 1996 is due mainly to an increase in the average selling price of optical memory cards. The decrease in fiscal 1996 as compared with 1995 is due mainly to a decrease in the average selling price of optical cards, partially offset by a lower per-card cost. This is a result of a greater portion of fiscal 1996 optical card sales being lower-priced cards with fewer features than cards sold the previous fiscal year. The gross margin on optical memory card sales will fluctuate based upon type and volume of cards sold. As card manufacturing for commercial orders increases, the Company's optical memory card manufacturing facility is used less for the purposes of research and engineering. Therefore, more of the manufacturing facility costs (depreciation expense, building lease payments, and other costs) are allocated to cost of card manufacturing, and less of these costs are charged to research and engineering. For fiscal 1997, fiscal 1996, and fiscal 1995, the Company allocated 42%, 47%, and 17%, respectively, of the facility expenses to card manufacturing for commercial orders and marketing samples. When the Company reaches a production level of approximately 1.5 million cards per year for commercial orders, the cost allocation percentages should become relatively fixed, with essentially all of the card manufacturing facility costs allocated to cost of product sales. The facility expenses will then become a fixed cost component of product sales and should decrease on a per-card basis as production volumes increase above 1.5 million cards per year.

Income and Expenses

       Selling, General, and Administrative Expenses (SG&A). Fiscal year 1997 SG&A expenses were $2,602,000 as compared with $2,400,000 and $2,023,000, respectively, for fiscal 1996 and 1995. The majority of the increase for the fiscal 1997 versus fiscal 1996 is attributable to increased payroll and marketing expenses. The $377,000 increase for fiscal 1996 versus fiscal 1995 is due mainly to a $100,000 increase in payroll expenses, a $112,000 increase in marketing expenses, including trade shows and travel, and a $73,000 increase in legal expenses. SG&A spending is expected to continue at current levels for the short term. If certain financial goals are achieved, the Company's plans include increased marketing and customer technical support activity.

       Research and Engineering Expenses. Research and engineering expenses were $938,000 for fiscal 1997 as compared with $1,092,000 for fiscal 1996 and $1,860,000 for fiscal 1995. The optical memory card facility is used for both engineering and manufacturing. Therefore, the facility costs (depreciation expense, building lease payments, and other costs) are allocated between manufacturing and engineering based upon the level of manufacturing activity. Depreciation and amortization expenses charged to research and engineering was $274,000 for fiscal 1997 compared with $238,000 for fiscal 1996 and $603,000 for fiscal 1995. The difference between fiscal 1996 and 1995 was due mainly to a change on October 1, 1994 in the estimated useful lives of the optical card manufacturing equipment.

         The Company continues to undertake ongoing research and engineering project activities. However, reported research and engineering expenses are expected to continue to decrease as optical card production increases and card manufacturing resources are allocated to card production to a greater degree than at present. The Company believes that the reduction in card manufacturing facility expenses allocated to research and engineering will not have a negative effect on its optical card business since appropriate research and engineering projects are continuing. It also is possible that future projects may require increased spending as the optical card industry grows.

       Other Income and Expense. Other income for fiscal 1997 was $64,000 as compared with $272,000 for fiscal 1996 and $32,000 for fiscal 1995. Other income for the fiscal 1997 included a $22,000 gain on foreign currency exchange; there was no income of this type for fiscal 1996 or fiscal 1995. During the first quarter of fiscal 1996, the Company received a $200,000 nonrefundable deposit toward a license agreement. The license agreement was not consummated and the deposit was forfeited by the licensee. The income from the forfeiture of the deposit is recorded as other income in fiscal 1996. There was no income of this type for fiscal 1997 or for fiscal 1995.

       Interest income for fiscal 1997 was $50,000 as compared with $78,000 for fiscal 1996 and $35,000 for fiscal 1995. The changes in interest income for each year were due generally to changes in average invested funds. The Company's interest expense on short-term loans was $8,000 for fiscal 1997, $8,000 for fiscal 1996, and $7,000 for fiscal 1995.

       Discontinued Operations. During fiscal 1993, the Company discontinued its emulsion photoplate operation because of the limited market for these products, which was long anticipated by the Company. During fiscal 1995, the Company completed settlement of its remaining commitments related to its discontinued emulsion photoplate operation, at an amount lower than its accruals for these items. Therefore, discontinued operations had income of $22,000 for fiscal 1995. There was no income or loss from discontinued operations for fiscal 1996 or fiscal 1997.

LIQUIDITY

       As of March 31, 1997, the Company had cash and cash equivalents of $2,916,000 and a current ratio of 1.5 to 1. Net cash used for operating activities was $813,000 for fiscal 1997 as compared with $940,000 during fiscal 1996 and $1,729,000 for fiscal 1995. As of March 31, 1997, the Company had no long-term debt.

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

       At March 31, 1997, the Company had an accumulated deficit of $27,548,000 and, except for sporadic sales of licenses, has experienced quarterly losses. Based on current raw-material costs and other expense calculations, the Company estimates that it will break even on operations at annual sales of approximately
1.6 million to 1.8 million optical memory cards, depending on the margins on sales of related hardware. Due to its large card order from the INS, the Company expects its financial performance to improve.

       The Company's Total deferred income tax asset was $16,114,000 at March 31, 1997. If utilized, the Total deferred income tax asset would reduce future tax expense and payments. Included are amounts derived from federal income tax net operating losses that will expire at various dates from 2001 through 2012, amounts from state income tax net operating losses that will expire at various dates from 1998 through 2002, and amounts from tax credits that will expire from 2000 through 2004. The ability of the Company to utilize this deferred tax asset is contingent upon generating sufficient income within the stated time periods. In view of the uncertain value of this asset, the Company has recorded a full valuation allowance against it; therefore, no part of the Total deferred tax asset of $16,114,000 has been added to stockholders' equity on the Company's balance sheet.

       The Company is planning to install $1,800,000 of capital equipment and leasehold improvements in its card production facility during the fiscal year ending March 31, 1998. These assets are for the production of new products and for process improvements to increase yields, and will result in a production capacity of 6 million cards annually. The Company currently estimates that an additional $5 million in production equipment is required to reach the factory-designed capacity of 25 million cards per year. Such equipment will be purchased incrementally as commercial orders for optical memory cards justify increased production capacity, estimated as follows: for 8 million cards annually, $1.2 million; for 10 million cards annually, an additional $1.3 million; and for 25 million cards annually, an additional $2.5 million. The Company may make additional capital expenditures for cost savings and other purposes.

       During fiscal 1996, the Company had cash receipts, net of expenses, of $446,000 from the private placement of 115,000 shares of its common stock. During fiscal 1997, Company employees and consultants purchased from the Company 314,500 shares of registered common stock, at an average price of $6.48 per share, through the exercise of stock options under the Company's 1991 Stock Option Plan, which resulted in additional cash receipts to the Company of $2,037,000. As of March 31, 1997, Company employees and consultants held unexercised, vested, in-the-money options to purchase 606,767 shares of common stock at exercise prices ranging from $4.25 to $9.06 per share, for an average of $6.62 per share. These stock options, if exercised, would provide the Company with cash in the amount of $4,016,000.

FORWARD-LOOKING STATEMENTS

       Certain statements made above relating to plans, objectives, and economic performance go beyond historical information and may provide an indication of future results. To that extent, they are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and each is subject to factors that could cause actual results to differ from those in the forward-looking statement. Such factors are described above and under Risk Factors in this Form 10-K.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND
        SUPPLEMENTARY DATA



                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Drexler Technology Corporation:

We have audited the accompanying consolidated balance sheets of Drexler Technology Corporation (a Delaware corporation) and subsidiaries as of March 31, 1996 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended March 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Drexler Technology Corporation and subsidiaries as of March 31, 1996 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 1997, in conformity with generally accepted accounting principles.




                                                  /s/Arthur Andersen LLP

                                                ARTHUR ANDERSEN LLP


San Jose, California
April 21, 1997

                 DREXLER TECHNOLOGY CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                             March 31, 1996 and 1997
               (In thousands, except share and per share amounts)


                                                                                             1996              1997
                                                                                             ----              ----
                                     Assets
Current assets:
     Cash and cash equivalents ....................................................     $   2,094         $    2,916
     Accounts receivable...........................................................           667                615
     Inventories ..................................................................           864                852
     Other current assets. ........................................................           157                205
                                                                                        ---------          -----------
         Total current assets .....................................................         3,782              4,588
                                                                                        ---------          -----------
Property and equipment, at cost....................................................        13,067             13,404
     Less--accumulated depreciation and amortization ...............................      (11,460)           (11,790)
                                                                                        ---------          -----------
         Property and equipment, net...............................................         1,607              1,614

Patents, net      .................................................................           982                887
                                                                                        ---------          -----------
              Total assets.........................................................     $   6,371         $    7,089
                                                                                        ---------          -----------

                      Liabilities and Stockholders' Equity

Current liabilities:
     Accounts payable..............................................................     $   1,498         $      501
     Accrued payroll costs ........................................................           233                230
     Advance payments from customers...............................................           177              2,183
     Other accrued liabilities.....................................................           136                116
                                                                                        ---------          -----------
         Total current liabilities.................................................         2,044              3,030
                                                                                        ---------          -----------
Commitments (Note 7)
Stockholders' equity:
     Preferred stock, $.01 par value:
         Authorized--2,000,000 shares
         Outstanding--none..........................................................            --                 --
     Common stock, $.01 par value:
         Authorized--15,000,000 shares
         Outstanding--8,831,674 shares in 1996 and 9,150,416 shares in 1997.........            88                 91
Additional paid-in capital.........................................................        29,452              31,516
Accumulated deficit................................................................       (25,213)            (27,548)
         Total stockholders' equity................................................         4,327               4,059
                                                                                        ---------          -----------
              Total liabilities and stockholders' equity...........................     $   6,371         $     7,089
                                                                                        =========          ==========


   The accompanying notes are an integral part of these financial statements.

                 DREXLER TECHNOLOGY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

            For the Fiscal Years Ended March 31, 1995, 1996, and 1997
                    (In thousands, except per share amounts)




                                                                       1995            1996            1997
                                                                       ----            ----            ----

Revenues:
     Product sales...........................................    $   2,141        $   5,059       $    3,510
     License fees and royalties..............................        1,025              236               19
                                                                 ----------       ---------       -----------
         Total revenues......................................        3,166            5,295            3,529
                                                                 ----------       ---------       -----------
Costs and expenses:
     Cost of product sales...................................        1,511            3,659            2,388
     Selling, general, and administrative expenses...........        2,023            2,400            2,602
     Research and engineering expenses.......................        1,860            1,092              938
                                                                 ----------       ---------       -----------
         Total costs and expenses............................        5,394            7,151            5,928
                                                                 ----------       ---------       -----------

             Operating loss from continuing operations.......       (2,228)          (1,856)          (2,399)

Other income and expense:
     Other income............................................            4              202               22
     Interest income.........................................           35               78               50
     Interest expense........................................           (7)              (8)              (8)
                                                                 ----------       ---------       -----------
         Total other income, net.............................           32              272               64
                                                                 ----------       ---------       -----------
             Loss from continuing operations.................       (2,196)          (1,584)          (2,335)

Income from discontinued operations..........................           22               --               --
                                                                 ----------       ---------       -----------
             Net loss........................................    $  (2,174)       $  (1,584)          (2,335)
                                                                 ----------       ---------       -----------
Loss per share:
     Continuing operations ..................................    $    (.27)       $    (.18)      $     (.26)
     Discontinued operations.................................           --               --               --
                                                                 ----------       ---------       -----------
             Net loss........................................    $    (.27)       $    (.18)      $     (.26)
                                                                 ----------       ---------       -----------
Weighted average common shares...............................        8,161            8,692             9,006
                                                                 =========        =========        ==========



   The accompanying notes are an integral part of these financial statements.

                 DREXLER TECHNOLOGY CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

            For the Fiscal Years Ended March 31, 1995, 1996, and 1997
                    (In thousands, except per share amounts)


                                                                           Additional
                                                       Common Stock          Paid-In     Accumulated
                                                    Shares      Amount       Capital       Deficit        Total
                                                    ------      ------       -------       -------        -----

Balance, March 31, 1994 ....................        8,104           81       26,076       (21,455)        4,702
     Shares issued under stock option
         and stock purchase plans ..........           17         --             78          --              78
     Compensation related to
         stock plan activity ...............         --           --              8          --               8
     Shares issued under private placement
         at $4.00 per share, net of issuance
         costs of $28 ......................          237            2          920          --             922
     Net loss ..............................         --           --           --          (2,174)       (2,174)
                                                   ------     --------       ------       -------        -------
Balance, March 31, 1995 ....................        8,358           83       27,082       (23,629)        3,536
     Shares issued under stock option
         and stock purchase plans ..........          359            4        1,914          --           1,918
     Compensation related to
         stock plan activity ...............         --           --             11          --              11
     Shares issued under private placement
         at $4.00 per share, net of issuance
         costs of $14 ......................          115            1          445          --             446
     Net loss ..............................         --           --           --          (1,584)       (1,584)
                                                   ------     --------       ------       -------        -------
Balance, March 31, 1996 ....................        8,832           88       29,452       (25,213)        4,327
     Shares issued under stock option
         and stock purchase plans ..........          318            3        2,064          --           2,067
     Compensation related to
         stock plan activity ...............         --           --             16          --              16
     Stock plan registration costs .........         --           --            (16)         --             (16)
     Net loss ..............................         --           --           --          (2,335)       (2,335)
                                                   ------     --------       ------       -------        -------

Balance, March 31, 1997 ....................        9,150     $     91     $ 31,516      $(27,548)     $  4,059
                                                   ======     ========     ========      ========      ========



   The accompanying notes are an integral part of these financial statements.

                 DREXLER TECHNOLOGY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

            For the Fiscal Years Ended March 31, 1995, 1996, and 1997
                                 (In thousands)



                                                                                       1995                1996           1997
                                                                                     ---------        ---------       ---------

Cash flows from operating activities:
    Net loss from continuing operations...........................................   $   (2,196)      $  (1,584)      $ (2,335)
    Adjustments to reconcile net loss to net cash used
             for operating activities:
         Income from discontinued operations......................................           22              --             --
         Depreciation and amortization............................................          800             449            504
         Provision for doubtful accounts receivable...............................            1               1             --
         Compensation on stock plan activity......................................            8              11             16
    Changes in operating assets and liabilities:
         (Increase) decrease in accounts receivable...............................           (6)           (570)            52
         (Increase) decrease in inventories.......................................         (191)           (278)            12
         Increase in other assets.................................................           (8)            (18)           (48)
         Increase (decrease) in accounts payable and accrued liabilities..........           35           1,102         (1,020)
         (Decrease) increase in advance payments from customers...................         (121)            (39)         2,006
         Decrease in liabilities related to discontinued operations...............          (73)            (14)            --
                                                                                     ----------       ---------       --------
             Net cash used for operating activities...............................       (1,729)           (940)          (813)
                                                                                     ----------       ---------       --------
Cash flows from investing activities:
    Purchase of property and equipment............................................         (252)           (313)          (343)
    Increase in patents...........................................................         (83)             (67)           (73)
                                                                                     ----------       ---------       --------
             Net cash used for investing activities...............................         (335)           (380)          (416)
                                                                                     ----------       ---------       --------
Cash flows from financing activities:
    Proceeds from sale of common stock, net of issuance costs.....................        1,000           2,364          2,051
                                                                                     ----------       ---------       --------
             Net cash provided by financing activities............................        1,000           2,364          2,051
                                                                                     ----------       ---------       --------
             Net (decrease) increase in cash and cash equivalents.................       (1,064)          1,044            822

Cash and cash equivalents:
    Beginning of year.............................................................        2,114           1,050          2,094
                                                                                     ----------       ---------       --------
    End of year...................................................................   $    1,050       $   2,094          2,916
                                                                                     ==========       =========       ========
Supplemental disclosures--cash payments for the following items are:
    Income taxes..................................................................   $        5       $       6       $      4
                                                                                     ==========       =========       ========
    Interest......................................................................   $        7       $       8       $      8
                                                                                     ==========       =========       ========


   The accompanying notes are an integral part of these financial statements.

                 DREXLER TECHNOLOGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1997

1.    Organization and Operations

      Drexler Technology Corporation and its wholly owned subsidiary, LaserCard Systems Corporation, (the "Company") develop, manufacture, and market optical data storage products used with personal computers for information recording, storage, and retrieval. The Company's customers are mainly value-added reseller
(VAR) companies throughout the world that develop commercial applications for LaserCard(R) products. The Company's target markets include consumer, business, and government applications for portable, recordable, unitary record cards. These applications include healthcare, secure access, immigration/ID cards, and vehicle maintenance cards.

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

      Fiscal Period

      For purposes of presentation, the Company has indicated its accounting period as ending on March 31 and its interim quarterly periods as ending on the corresponding month end. The Company, in fact, operates and reports quarterly periods ending on the Friday closest to month end. Fiscal 1995, 1996, and 1997 were 52-week years.

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

      The components of inventories as of March 31 are (in thousands):

                                                      1996          1997
                                                     ------       -------

Raw materials....................................   $  443        $   353
Work-in-process..................................       79            133
Finished goods...................................      164            288
Systems and components
   held for resale...............................      178             78
                                                    ------        --------
                                                    $  864        $   852
                                                    ======        ========

      The Company currently buys all of its optical memory card reader/writers, an important component of its systems, from one supplier. An interruption or change in the supply of reader/writers could cause a delay in product shipments and a possible loss of sales, which would adversely affect operating results.

      Property and Equipment

      The components of property and equipment as of March 31 are (in thousands):


                                                     1996        1997
                                                     ----        ----
Equipment and furniture..........................  $11,285     $11,581
Leasehold improvements...........................    1,782       1,823
                                                   -------     -------
                                                   $13,067     $13,404
                                                   =======     =======


      Depreciation is provided over the estimated useful lives (five to seven years) of equipment and furniture using the double-declining balance and straight-line methods. During fiscal 1995, the Company completed a review of its fixed asset lives and determined that the actual lives for manufacturing equipment, with a net book value of $1,320,000, were generally longer than the estimated useful lives for depreciation purposes. Therefore, the Company extended the estimated useful lives of its manufacturing equipment by five years, effective October 1, 1994. In addition, the Company established a salvage value of approximately $315,000 on this equipment. Leasehold improvements are amortized over the shorter of the life of the asset or the life of the lease using the straight-line method.

      Patent Costs

      Costs incurred in connection with patents are capitalized and amortized over the estimated useful lives of the patents of 9 to 17 years.

      Gross patent expenditures capitalized and accumulated amortization as of March 31 are as follows (in thousands):

                                           1996           1997
                                           ----           ----
Gross patent expenditures............   $  2,312       $  2,385
Accumulated amortization.............     (1,330)        (1,498)
                                        --------       --------
                                        $    982       $    887
                                        ========       ========

      Software Development Costs

      Under the criteria set forth in Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed," capitalization of software development costs begins upon the establishment of technological feasibility of the product, which the Company defines as a beta version of the software. The period of time commencing when a product achieves beta status and ending when a product is available for general release is typically very short. Accordingly, amounts that could have been capitalized under SFAS No. 86 after consideration of the above factors were immaterial and, therefore, no software development costs have been capitalized by the Company to date.

      Advance Payments from Customers

      The Company customarily receives advance payments on orders placed by its customers. The advance payments are deferred until the related orders are shipped. At March 31, 1997, approximately 99% of total advance payments related to a contract with one customer.

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

      No licenses were sold in fiscal 1997; fiscal 1995 license revenue included $1 million from the sale of an optical memory card distribution license, and fiscal 1996 license revenue included $200,000 from an agreement comprised of a trademark license and an installment payment toward a possible future license for optical memory card distribution. Optical memory card distribution licenses grant the right to purchase such cards at the Company's most favorable pricing.

      The cost of license revenue is not material and is included in selling, general, and administrative expenses.

      Stock-Based Compensation

      Effective April 1, 1996, the Company adopted the disclosure provisions of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." In accordance with the provisions of SFAS No. 123, the Company applies Accounting Principles Board Opinion (APBO) No. 25 and related interpretations in accounting for its stock option plan. Note 6 to the consolidated financial statements contains a summary of the pro forma effects on reported net income and earnings per share for fiscal 1996 and 1997 based on the fair value of the options granted at grant date as prescribed by SFAS No. 123.

      Long-Lived Assets

      In March 1995, the Financial Accounting Standards Board (FASB) issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 121 requires that long-lived assets be reviewed for impairment and, if necessary, an impairment loss be recorded whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. SFAS No. 121 is effective for fiscal year 1997. Adoption of SFAS No. 121 did not have a material effect on the financial position or results of operations of the Company.

      FASB 128 Disclosure

      In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share," which simplifies the standards for computing earnings per share previously found in APBO No. 15. SFAS No. 128 replaces the presentation of primary earnings per share with a presentation of basic earnings per share, which excludes dilution. SFAS No. 128 also requires dual presentation of basic and diluted earnings per share on the face of the income statement for all entities with complex capital structures and requires a reconciliation. Diluted earnings per share is computed similarly to fully diluted earnings per share pursuant to APB No. 15. SFAS No. 128 must be adopted for financial statements issued for periods ending after December 15, 1997, including interim periods; earlier application is not permitted. SFAS No. 128 requires restatement of all prior-period earnings per share data presented. The Company does not expect the adoption of SFAS No. 128 to have a material impact on its financial statements.

      Reclassifications

      Certain reclassifications were made to the prior year presentation to conform with the current year presentation.

3.    Loss Per Share

      Loss per share has been computed based upon the weighted average number of common shares outstanding.

4.    Major Customers and Export Sales

      The Company operates in one industry segment--the development, manufacture, and sale of optical data products used for computer data storage. Five customers each accounted for more than 10% of revenues for one or more years during fiscal 1995, 1996, and 1997, as follows:

                                         Fiscal Year
                                         -----------

                                   1995      1996      1997
                                   ----      ----      ----
   Customer A...................     16%       13%       35%
   Customer B...................     NA        39%       22%
   Customer C...................     NA        18%       14%
   Customer D...................     13%       NA        NA
   Customer E...................     32%       NA        NA


  (NA = Not applicable, less than 10% of revenues.)


       At March 31, 1997, two substantial U.S. customers comprised 70% of total accounts receivable. At March 31, 1996, two substantial U.S. customers comprised 96% of total accounts receivable, primarily for products sold under a U.S. government subcontract.

      Revenues by region are as follows (in thousands):

                                                   Fiscal Year
                                                   -----------
                                           1995         1996        1997
                                           ----         ----        ----
   United States....................     $  917        $3,083       $2,294
   Asia.............................      1,427         1,263          747
   Europe...........................        698           684          321
   Rest of world....................        124           265          167
                                         ------        ------       ------
                                         $3,166        $5,295       $3,529
                                         ======        ======       ======

      Three foreign countries each accounted for more than 10% of revenues for one or more years during fiscal 1995, 1996, and 1997, as follows: fiscal 1995 - South Korea (34%), Czech Republic (14%); fiscal 1996 - Philippine Islands (19%); and fiscal 1997 - Philippine Islands (14%).

5.    Discontinued Operations

      In the fourth quarter of fiscal 1993, the Company closed its Precision Photoglass, Inc. subsidiary, which was a manufacturer of photoplates for the semiconductor industry. The income from discontinued operations included in the consolidated statements of operations contained herein for the fiscal year ended March 31, 1995 was composed of a reduction in an expense reserve.

6.    Common Stock

      Stock Option Plan

      The Company has one stock option plan, the 1991 Stock Option Plan ("1991 Option Plan"), under which 1,401,020 shares of common stock are reserved as of March 31, 1997. The Company accounts for this plan under APB Opinion No. 25; accordingly, no compensation expense has been recognized in the consolidated financial statements. SFAS No. 123 requires the disclosure of pro forma net loss and loss per share as if the Company had adopted the fair value method as of the beginning of fiscal 1996. Under the fair value method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period. Under SFAS No. 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models. Such models require subjective assumptions, including future stock price volatility and estimated term.

      These calculations were made using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in fiscal 1996 and 1997: risk-free interest rate of 6%, expected lives of two to five years, and expected volatility of 55%. The fair value of each option grant was estimated on the date of grant. The calculations resulted in weighted average fair values of $3.25 and $6.42, respectively, for options granted in fiscal 1996 and 1997, and pro forma net loss of $2,701,000 ($0.31 per share) for fiscal 1996 and $3,397,000 ($0.38 per share) for fiscal 1997.

      Because the SFAS No. 123 method of accounting had not been applied to options granted prior to April 1, 1995, the resulting pro forma compensation costs may not be representative of what such costs would be expected to be in future years.

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

      The total option price paid for options exercised during fiscal 1995, 1996, and 1997 was $62,278, $1,893,609, and $2,036,559, respectively.

      The following table lists option activity in the Stock Option Plan which has occurred since March 31, 1994.

                               Stock Option Table
                               ------------------

                                         Options                   Weighted Average
                                       Available      Outstanding     Exercise
                                       for Grant       Options        Price              Per Share Price
                                       ---------       -------        -----              ---------------
Balance March 31, 1994...........        109,820         922,950      $ 6.08       $ 3.375  --  $ 8.125
     Authorized..................        400,000              --         --
     Granted.....................        (93,100)         93,100      $ 4.73       $ 4.563  --  $ 6.813
     Exercised...................             --         (11,900)     $ 5.23       $ 4.94   --  $ 5.94
     Expired.....................          1,500          (1,500)     $ 6.50       $ 6.50
                                        --------       ---------
Balance March 31, 1995...........        418,220       1,002,650      $ 5.96       $ 3.375  --  $ 8.125
     Authorized..................        400,000              --
     Granted.....................       (530,400)        530,400      $ 7.63       $ 5.57   --  $12.313
     Exercised...................             --        (355,350)     $ 5.33       $ 3.375  --  $ 8.125
     Expired.....................          2,100          (2,100)     $ 6.81       $ 6.813
                                        --------       ---------
Balance March 31, 1996...........        289,920       1,175,600      $ 6.90       $ 4.25   --  $12.313
     Authorized..................        250,000              --          --
     Granted.....................       (356,880)        356,880      $ 3.14       $11.813  --  $16.313
     Exercised...................             --        (314,500)     $ 6.48       $ 5.69   --  $ 8.563
     Expired.....................          2,500          (2,500)     $ 7.41       $ 6.938  --  $ 8.125
                                        --------       ---------
Balance March 31, 1997...........        185,540       1,215,480      $ 8.84       $ 4.25   --  $16.313
                                        ========       =========


      The following table summarizes information about stock options outstanding at March 31, 1997:

                                              Options Outstanding                               Options Exercisable
                                              -------------------                               -------------------
                              Number          Weighted-Average                               Number
     Range of               Outstanding            Remaining          Weighted-Average     Exercisable  Weighted-Average
Exercise Prices             At 3/31/97        Contractual Life          Exercise Price     At 3/31/97    Exercise Price
---------------             ----------        ----------------          --------------     ----------    --------------

$ 4.25  -     9.06             855,600          2.7 years               $   7.04          606,767           $ 6.62
$11.81  -    16.31             359,880          5.2 years               $  13.13           65,000           $13.18
                             ---------                                                    -------
      Totals                 1,215,480                                                    671,767
                             =========                                                    =======

      Employee Stock Purchase Plan

      The Company has an Employee Stock Purchase Plan ("Stock Purchase Plan"), under which 65,170 shares are reserved as of March 31, 1997. Under the Stock Purchase Plan, eligible employees may designate from 2% to 6% of their compensation to be withheld for the purchase of shares of common stock at 67% of fair market value. The 33% differential in the price of shares sold under the Stock Purchase Plan is charged to operations as compensation. Under the Stock Purchase Plan, employees purchased 4,673 shares in fiscal 1995; 3,295 shares in fiscal 1996; and 4,242 shares in fiscal 1997, at an average purchase price per share of $3.35, $7.00, and $7.49, respectively. The weighted average fair value per share for shares purchased during fiscal 1995, 1996, and 1997 was $5.00, $10.45, and $11.17, respectively.

7.    Commitments

      The Company occupies its facilities under various operating leases. The rent expense relating to these facilities was approximately $363,000 in fiscal 1995, $369,000 in fiscal 1996, and $372,000 in fiscal 1997. As of March 31,
1997, future minimum rental payments relating to these leases are (in thousands):


         Fiscal Year
             1998...............................................   $   374
             1999...............................................       375
             2000...............................................       343
             2001...............................................        61
             2002...............................................         8
             Thereafter.........................................        32
                                                                   -------
                                                                   $ 1,193
                                                                   =======

8. Income Taxes

      The major components of the net deferred tax asset as of March 31 are as follows (in thousands):


                                                     1996           1997
                                                     ----           ----
   Net operating losses:
      Federal..................................  $   13,065      $   14,432
      State....................................       1,089             813
   Tax credits.................................       1,109           1,109
   Reserves and accruals not currently
      deductible for tax purposes..............         144             145
   Depreciation................................         (86)            (14)
   Capitalized patent costs....................        (364)           (329)
   Other    ...................................          (4)            (42)
                                                 ----------      -----------
      Total deferred tax asset.................      14,953          16,114
   Valuation allowance.........................     (14,953)        (16,114)
                                                 ----------      -----------
   Net deferred tax asset......................  $       --      $       --
                                                 ==========      ===========


      The Company has established a valuation allowance for the total deferred tax asset, as it is uncertain that the deferred tax asset will be realized.

      The Company's federal net operating losses will expire at various dates from 2001 through the year 2012. The Company's state net operating losses will expire at various dates from 1998 through the year 2002. The tax credit carryforwards will expire at various dates from 2000 through the year 2004.

9.    Other Income

      During the first quarter of fiscal 1996, the Company received a $200,000 nonrefundable deposit toward a license agreement. The license agreement was not consummated and the deposit was forfeited by the licensee. The income from the forfeiture of the deposit is recorded as other income in fiscal 1996.

                   QUARTERLY FINANCIAL INFORMATION (Unaudited)


       The unaudited quarterly results of operations of the Company for fiscal 1996 and fiscal 1997 are as follows (in thousands, except per share amounts):



    Quarterly Financial Results (Unaudited)            1st           2nd             3rd         4th
    ---------------------------------------            ---           ---             ---         ---

                                                           (In Thousands, Except Per Share Data)
    Fiscal 1996

         Product sales.............................   $    762       $    785       $  1,582     $ 1,930
         License fees..............................        207             10              7          12
         Net loss..................................       (453)          (441)          (364)       (326)
         Loss per share............................   $   (.05)      $   (.05)      $   (.04)    $  (.04)

    Fiscal 1997

         Product sales.............................   $    609       $  1,013       $    813     $ 1,075
         License fees..............................          9              5              2           3
         Net loss..................................       (646)          (437)          (694)       (558)
         Loss per share............................   $   (.07)      $   (.05)      $   (.08)    $  (.06)


ITEM 9. CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL
        DISCLOSURE

          None.

                                    PART III

          Pursuant to Paragraph G(3) of the General Instructions for Form 10-K, the information called for by Items 10, 11, and 12 under Part III of Form 10-K is incorporated by reference from the Company's Proxy Statement to be filed with the Commission in connection with the Company's 1997 Annual Meeting of Stockholders (the "Proxy Statement").

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          Information concerning directors and executive officers of the Company is included in the Proxy Statement under the caption "Stock Ownership by Directors and Officers" and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

          Information concerning executive compensation appears in the Company's Proxy Statement, under the captions "Director Compensation," "Executive Compensation," and "Compensation Committee Interlocks and Insider Participation" and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

          Information concerning the security ownership of certain beneficial owners and management appears in the Company's Proxy Statement under the captions "Stock Ownership by Directors and Officers" and "Principal Stockholder" and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          None.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)    List of Documents Filed as Part of this Report


       1. The Consolidated Financial Statements of the Company, filed herewith under Item 8, as follows:

                                                                         Page
                                                                         Number
                                                                         ------

              (1)       Report of Independent Public Accountants             24

              (2)       Consolidated Balance Sheets at March 31, 1996
                        and March 31, 1997                                   25

              (3)       Consolidated Statements of Operations for
                        Fiscal Years 1995, 1996, and 1997                    26

              (4)       Consolidated Statements of Stockholders' Equity
                        for Fiscal Years 1995, 1996, and 1997                27

              (5)       Consolidated Statements of Cash Flows for Fiscal
                        Years 1995, 1996, and 1997                           28

              (6)       Notes to Consolidated Financial Statements           29


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


       3.     Exhibits

              The Exhibits to this Report, filed herewith under Item 14(c) or incorporated by reference from other documents previously filed with the Securities and Exchange Commission, as follows:

                        Exhibit                                                       Incorporated Herein
                        Number          Description                                   By Reference to
                        ------          -----------                                   ---------------
              (1)       Exhibits 3.1, 3.2, 3.2.1, 3.2.2, and 3.2.3, Articles of
                        Incorporation and By-Laws of the Company, as follows:

                        3.1                                                           Articles of Incorporation
                                                                                      Exhibit 3.1 to Report on
                                                                                      Form 10-Q for period
                                                                                      ended September 25, 1987


                        Exhibit                                                          Incorporated Herein
                        Number           Description                                     By Reference to
                        ------           -----------                                     ---------------
                        3.2              By-Laws                                         Exhibit 3.2 to Report on
                                                                                         Form 10-Q for period
                                                                                         ended September 25, 1987

                        3.2.1            By-Law Amendment Adopted                        Exhibit 3.2.1 to Report on
                                         during Fiscal 1991                              Form 10-K for period
                                                                                         ended March 31, 1992

                        3.2.2            By-Law Amendments Adopted                       Exhibit 3.2.2 to Report on
                                         during Fiscal 1992                              Form 10-K for period
                                                                                         ended March 31, 1992

                        3.2.3            By-Law Amendment Adopted                        Exhibit 3.2.3 to Report on
                                         during Fiscal 1994                              Form 10-Q for period
                                                                                         ended September 30, 1993

                        3.2.4            By-Laws of the Company, as amended              Filed herewith
                                         through February 21, 1997

              (2)       Exhibits 10.1 through 10.6.4, Material Contracts, as follows:

                        10.1             Building Lease with                             Exhibit 10.1 to Report on
                                         Kimes Properties                                Form 10-K for fiscal year
                                                                                         ended March 31, 1993

                        10.1.2           Building Lease Extension                        Exhibit 10.1.2 to Report on
                                         with Kimes Properties                           Form 10-K for fiscal year
                                                                                         ended March 31, 1996

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



                        Exhibit                                                             Incorporated Herein
                        Number                   Description                             By Reference to
                        ------                   -----------                             ---------------
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

                        10.6.4          Amended 1991 Stock Option Plan                   Exhibit 10.1 to Report
                                        Approved by Stockholders during                  on Form 10-Q for period
                                        Fiscal 1997                                      ended September 30, 1996

              (3)       22              Subsidiaries                                     Filed herewith

              (4)       24              Consent of Experts and Counsel                   Filed herewith

              (5)       27              Financial Data Schedule                          Filed herewith


       Exhibits not listed above are not applicable to registrant.

(b)    Reports on Form 8-K

       The Company did not file any Reports on Form 8-K during the quarter ended March 31, 1997.

(c)  Exhibits

       Exhibits 3.2.4, 22, 24, and 27 are filed herewith.

(d)  Financial Statement Schedules

       None.

                                   SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

            Dated:  June 25, 1997

                                     DREXLER TECHNOLOGY CORPORATION



                                     By  /s/Jerome Drexler
                                     ---------------------
                                     Jerome Drexler, Chairman and Chief
                                     Executive Officer



            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


    Signature                    Title                                Date
    ---------                    -----                                ----
/s/Jerome Drexler         Chairman of the Board of Directors       June 25, 1997
---------------------     and Chief Executive Officer
Jerome Drexler            (Principal Executive Officer)



/s/Steven G. Larson       Vice President of Finance and Treasurer  June 25, 1997
---------------------     (Principal Financial Officer and
Steven G. Larson          Principal Accounting Officer)



/s/Arthur H. Hausman      Director                                 June 25, 1997
---------------------
Arthur H. Hausman



/s/William E. McKenna     Director                                 June 25, 1997
---------------------
William E. McKenna


                                                 EXHIBIT INDEX
                                                 ------------

                        Exhibit
                        Number                   Description
                        ------                   -----------
                        3.2.4           By-Laws of Drexler Technology Corporation,
                                        as amended

                        22              Subsidiaries

                        24              Consent of Experts and Counsel

                        27              Financial Data Schedule