Form 10-K405/A
period 1997-03-31
DREXLER TECHNOLOGY CORP
filed 1997-07-25
CIK 30140

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
                                   [Mark One]
                          AMENDMENT NO. 1 TO FORM 10-K
              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                    For the Fiscal Year Ended March 31, 1997

                                       OR
            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
              For the Transition Period from ________ to ________

                         Commission File Number: 0-6377

                         DREXLER TECHNOLOGY CORPORATION
             (Exact name of registrant as specified in its charter)

         Delaware                                           77-0176309
--------------------------------                        -------------------
 (State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                         Identification No.)

1077 Independence Avenue, Mountain View, CA                 94043-1601
-------------------------------------------             -------------------
 (Address of principal executive offices)                   (Zip Code)

                                 (415) 969-7277
              (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:

       None                                                    None
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. /X/ Yes / / No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

Based on the last trade price of the Company's Common Stock on The Nasdaq Stock Market on June 19, 1997, the aggregate market value of the voting stock held by non-affiliates of the registrant is approximately $80,044,000.

          Number of outstanding shares of Common Stock, $.01 par value, at June 19, 1997: 9,212,066


                    DOCUMENTS INCORPORATED BY REFERENCE: NONE

     Drexler Technology Corporation, the undersigned Registrant (also referred to herein as the "Company"), hereby amends Part III, Items 10, 11, and 12 of its Annual Report on Form 10-K for the fiscal year ended March 31, 1997 as follows in order that such items are contained in the Form 10-K directly rather than being incorporated by reference from Registrant's Definitive Proxy Statement:

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

     (b) Part III of the Form 10-K is hereby amended to add the information required under Items 10, 11, and 12, as follows:

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

A.   Directors and Executive Officers
               DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


                                        Officer or
                                        Director
      Name                     Age        Since         Position with Registrant and, If Different, Principal Occupation
      ----                     ---      -----------  -------------------------------------------------------------------

Jerome Drexler                 69         1968       Chairman of the Board of Directors and Chief Executive Officer of Registrant
                                                     and its wholly owned subsidiary, LaserCard Systems Corporation.

Richard M. Haddock(1)          45         1997       President and Chief Operating Officer of Registrant and its wholly owned subsidiary, LaserCard Systems Corporation.

Christopher J. Dyball          46         1992       Executive Vice President and General Manager, Card Manufacturing.

Steven G. Larson               47         1987       Vice President of Finance and Treasurer of Registrant and its wholly owned subsidiary, LaserCard Systems Corporation.

Arthur H. Hausman              73         1981       Director; private investor; retired Chairman, President, and Chief
                                                     Executive Officer of Ampex Corporation (manufacturer of professional audio-video systems, data/memory products, and magnetic tape).
                                                     Director of California Amplifier, Inc. (low-noise amplifiers), California
                                                     Microwave, Inc. (commercial telecommunications and defense electronics), and Director Emeritus of Technology for Communica-
                                                     tions International (high-frequency antenna systems and electronic reconnaissance systems).

William E. McKenna             77         1970       Director; private investor.  Director of California Amplifier, Inc.
                                                     (low-noise amplifiers), Safeguard Health Enterprises, Inc. (healthcare services), Midway Games, Inc. (interactive entertainment software for the coin-operated and home markets), and WMS Industries, Inc. (coin-
                                                     operated and home video and other games).


----------
(1) Mr. Haddock became President and Chief Operating Officer of the Company on February 22, 1997. He has worked for the Company in management positions since 1981, and has been President and Chief Operating Officer of the Company's wholly owned subsidiary, LaserCard Systems Corporation, since 1990.

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

B.   Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors, executive officers, and beneficial owners of more than 10 percent of the Company's Common Stock to file with the Commission initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Based on its review of Forms 3, 4, 5, if any, and periodic written representations from reporting persons, the Company believes that during the 1997 fiscal year, its officers, directors, and holder of more than 10 percent of the Company's Common Stock complied with all Section 16(a) filing requirements.


ITEM 11. EXECUTIVE COMPENSATION

A.   Compensation of Executive Officers

     The following table discloses the total compensation paid to each of the Company's four executive officers for the three fiscal years ended March 31, 1997, for services rendered in all capacities to the Company and its subsidiaries.


                           SUMMARY COMPENSATION TABLE

                                                                  Annual Compensation            Long-Term Compensation
                                                                  -------------------            ----------------------
                                             Fiscal                                                Shares Underlying
Name and Principal Position                 Year             Salary ($)          Bonus ($)         Option Grants (#)
---------------------------                 ----             ----------          ---------         -----------------

Jerome Drexler                               1997            $  160,755            $    0              45,000
  Chairman of the Board and                  1996            $  146,956            $    0              30,000
  Chief Executive Officer                    1995            $  122,308            $    0              17,000

Richard M. Haddock                           1997            $  113,456            $    0              51,000
   President and                             1996            $  107,345            $    0             105,000
  Chief Operating Officer                    1995            $  102,979            $    0              17,000

Christopher J. Dyball
  Executive Vice President                   1997            $  111,052            $    0              36,000
  and General Manager,                       1996            $  107,206            $    0              75,000
  Card Manufacturing                         1995            $  102,979            $    0              17,000

Steven G. Larson                             1997            $  114,502            $    0              51,000
  Vice President of Finance                  1996            $   97,202            $    0              60,000
  and Treasurer                              1995            $   93,396            $    0              17,000


Stock Option Grants to Executive Officers

     The following table sets forth the stock options granted to each of the Company's four executive officers under the Company's 1991 Option Plan during the 1997 fiscal year ended March 31, 1997. The table sets forth hypothetical dollar gains or "option spreads" for the options at the end of their respective terms, as calculated in accordance with the rules of the Securities and Exchange Commission. Each gain is based on arbitrarily assumed annualized rates of compounded appreciation of the market price at the date of grant of 5 percent and 10 percent from the date the option was granted to the end of the option term. However, no gain to the optionee is possible without an increase in stock price, which will benefit all stockholders commensurately. A zero percent gain in stock price appreciation will result in zero dollars for the optionee. Actual gains, if any, on option exercises are dependent on the future performance of the Company's Common Stock.

                        OPTION GRANTS IN LAST FISCAL YEAR


                                     Individual Grants
                      ------------------------------------------------
                                                                                                   Potential Realizable Value at
                                            Percent of                                                Assumed Annual Rates of
                         Shares            Total Options     Exercise                              Stock Price Appreciation for
                      Underlying            Granted to         Price                                 5- or 10-Year Option Term
                         Options             Employees       ($/Share)           Expiration        ----------------------------
       Name            Granted(#)         in Fiscal Year         (1)               Date(2)              5%               10%
       ----           -----------         --------------     ----------          ----------             --               ---

Jerome Drexler          30,000               8.4%            $12.625          Sep 20, 2006         $  238,194        $  603,630
                        15,000               4.2%            $13.0625         Feb 21, 2007         $  123,224        $  312,274

Richard Haddock         21,000               5.9%            $12.625          Sep 20, 2001         $   73,249        $  161,861
                        30,000               8.4%            $13.0625         Feb 21, 2002         $  108,268        $  239,244

Christopher Dyball      21,000               5.9%            $12.625          Sep 20, 2001         $   73,249        $  161,861
                        15,000               4.2%            $13.0625         Feb 21, 2002         $   54,134        $  119,622

Steven Larson           36,000              10.1%            $12.625          Sep 20, 2001         $  125,570        $  277,477
                        15,000               4.2%            $13.0625         Feb 21, 2002         $   54,134        $  119,622


----------
(1) At the discretion of the Board of Directors and/or Stock Option Committee, the optionee may pay the exercise price to the Company in cash, by promissory note, or by delivering already owned shares, subject to certain conditions.

(2) Mr. Drexler's options have 10-year terms. Options granted to Messrs. Haddock, Dyball, and Larson have five-year terms. These options are subject to earlier termination in certain events.

Aggregated Option Exercises and Options Held by Executive Officers

    The following table sets forth the value of options exercised by the Company's executive officers during the 1997 fiscal year and remaining unexercised at fiscal year end.

                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR-END OPTION VALUES

                         Shares                         Number of Securities Underlying         Value of Unexercised
                       Acquired on          Value           Unexercised Options at             In-the-Money Options at
                        Exercise          Realized            Fiscal Year-End (#)              Fiscal Year-End ($)(2)
                                                              -------------------              ----------------------
          Name             (#)             ($)(1)          Exercisable Unexercisable      Exercisable       Unexercisable
          ----         -----------        --------      -------------------------------   -----------       -------------

Jerome Drexler           50,000           $215,405          187,000                 0      $589,700           $     0

Richard Haddock          47,500           $306,343          64,000             96,000      $194,875           $53,437

Christopher Dyball       25,000           $177,433          85,000             81,000      $308,125           $53,437

Steven Larson(3)         36,950           $248,407          52,950             81,000      $171,912           $35,624



----------
(1) Market value of underlying securities (based on the fair market value of the Company's Common Stock on The Nasdaq Stock Market) at the time of their exercise, minus the exercise price.

(2) Market value of securities underlying in-the-money options at fiscal year end (based on $10.25 per share, the average of the high and low trading prices of the Company's Common Stock on The Nasdaq Stock Market as of March 31, 1997), minus the exercise price.

(3) Includes options subject to trust in favor of Marsha Larson, for whose benefit 15,000 shares were acquired upon exercise in fiscal 1997 (for value realized of $111,581). At fiscal year end, 26,450 shares remained underlying those options that were exercisable (for value of $85,850) and 2,031 shares remained underlying those options that were unexercisable (for value of $2,411).

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

D.   Compensation Committee Interlocks and Insider Participation

     Jerome Drexler, the Company's Chief Executive Officer, is a member of the Compensation Committee. The Compensation Committee is responsible for setting the salaries of the Company's executive officers, other than the Chief Executive Officer, and for certain other management employees of the Company and its subsidiaries.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

A.   Principal Stockholder

     The table below shows the name, address, number of shares held, nature of ownership, and percentage of shares held as of July 15, 1997, by the only person or entity known to the Company to be the beneficial owner of more than 5 percent of the Company's Common Stock.


                                         Number of Shares and        Percentage
       Name and Address                   Nature of Ownership         of Class
       ----------------                  --------------------        ----------

Jerome Drexler                               1,415,098(1)               15.4%
c/o Drexler Technology Corporation         Full dispositive
1077 Independence Avenue                   and voting power
Mountain View, CA  94043


----------
(1) Includes 162,000 shares purchasable by exercise of option within 60 days. Does not include 172,100 shares owned by Mr. Drexler's wife and 15,300 shares held indirectly by his wife as custodian, as to all of which shares Mr. Drexler disclaims any beneficial ownership. Does not include 21,500 shares held by The Drexler Foundation, the assets of which are perpetually dedicated to charity. The power to vote and to dispose of the shares held by The Drexler Foundation is shared by the Foundation's directors, consisting of Mr. Drexler and his wife.


B.   Security Ownership of Management

     The table on the following page contains information respecting the number of shares and percentage of the Company's Common Stock beneficially owned by each of the Company's three directors, by each executive officer of the Company, and by all executive officers and directors as a group, as of July 15, 1997. The beneficial owners of the shares have full voting and investment power, except as indicated in the table, and have addresses in care of the Company. As of the close of business on July 15, 1997, the Company had outstanding 9,213,066 shares of Common Stock.

                    STOCK OWNERSHIP BY DIRECTORS AND OFFICERS





                                                                                           Director      Customer     Percentage
      Name, Principal Occupation, and Other Directorships                           Age     Since         Shares       of Class
      ---------------------------------------------------                           ---    --------      --------     ----------

JEROME DREXLER .................................................................     69      1968      1,415,098(1)     15.4%
Chairman of the Board of Directors and Chief Executive Officer of Registrant
and its wholly owned subsidiary, LaserCard Systems Corporation

ARTHUR H. HAUSMAN ..............................................................     73      1981         37,500(2)       .4%
Director; private investor.  Retired Chairman, President, and Chief
Executive Officer of Ampex Corporation (manufacturer of professional audio-video systems, data/memory products, and magnetic tape); Director of California
Amplifier, Inc. (low-noise amplifiers); Director of California Microwave, Inc.
(commercial telecommunications and defense electronics); and Director Emeritus of Technology for Communications International (high-frequency antenna systems and electronic reconnaissance systems)

WILLIAM E. McKENNA .............................................................     77      1970         51,000(2)       .6%
Director; private investor.  Director of California Amplifier, Inc. (low-
noise amplifiers); Safeguard Health Enterprises, Inc. (healthcare services); Midway Games, Inc. (interactive entertainment software for the coin-operated and home markets), and WMS Industries, Inc. (coin-operated and home video and other games)

RICHARD M. HADDOCK .............................................................     45      N/A          64,000(3)       .7%
President and Chief Operating Officer of the Company and its wholly owned subsidiary, LaserCard Systems Corporation

CHRISTOPHER J. DYBALL ..........................................................     46      N/A          85,747(4)       .9%
Executive Vice President and General Manager, Card Manufacturing

STEVEN G. LARSON ...............................................................     47      N/A          53,096(5)       .6%
Vice President of Finance and Treasurer of Registrant and its wholly owned subsidiary, LaserCard Systems Corporation

All executive officers and directors as a group (the six persons named above) ..                       1,706,441(6)     18.5%


----------
(1) Includes 162,000 shares purchasable by exercise of option within 60 days. Does not include 172,100 shares owned by Mr. Drexler's wife and 15,300 shares held indirectly by his wife as custodian, as to all of which shares Mr. Drexler disclaims any beneficial ownership. Does not include 21,500 shares held by The Drexler Foundation, the assets of which are perpetually dedicated to charity. The power to vote and to dispose of the shares held by The Drexler Foundation is shared by the Foundation's directors, consisting of Mr. Drexler and his wife.
(2)  Includes 18,000 shares purchasable by exercise of option within 60 days.
(3)  Includes 64,000 shares purchasable by exercise of option within 60 days.
(4)  Includes 85,000 shares purchasable by exercise of option within 60 days.
(5) Includes 52,950 shares purchasable by exercise of option within 60 days, including options for 26,450 shares subject to trust in favor of Marsha Larson.
(6)  Includes 399,950 shares purchasable by exercise of option within 60 days.



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

                    DREXLER TECHNOLOGY CORPORATION


                    By: /s/Steven G. Larson
                        -------------------------------------------------------
                        Steven G. Larson
                        Vice President of Finance and Treasurer
July 25, 1997           (Principal Financial Officer and Principal Accounting
                        Officer)