Form 10-Q
period 1997-06-30
DREXLER TECHNOLOGY CORP
filed 1997-08-08
CIK 30140

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

[Mark One]

   [X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 1997

                                       OR

   [ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                    For the Transition Period from        to


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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No


          Number of outstanding shares of Common Stock, $.01 par value, at August 5, 1997: 9,245,566

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

       It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto for the year ended March 31, 1997 included in the Company's Form 10-K Annual Report.

       The results of operations for the three months ended June 30, 1997 are not necessarily indicative of results to be expected for the entire year ending March 31, 1998.

                 DREXLER TECHNOLOGY CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

               (In thousands, except share and per share amounts)

                                                                                              March 31,              June 30,
                                                                                               1997                    1997
                                                                                            -----------              ---------
                                                             Assets
Current assets:
    Cash and cash equivalents ..........................................................     $  2,916                $  2,573
    Accounts receivable.................................................................          615                     582
    Inventories ........................................................................          852                   1,364
    Other current assets. ..............................................................          205                     215
                                                                                             --------                --------
       Total current assets ............................................................        4,588                   4,734
                                                                                             --------                --------

Property and equipment, at cost.........................................................       13,404                   13,955
    Less--accumulated depreciation and amortization .....................................     (11,790)                 (11,887)
                                                                                             --------                ---------
       Property and equipment, net......................................................        1,614                    2,068

Patents, net  ..........................................................................          887                      858
                                                                                             --------                ---------

          Total assets..................................................................     $  7,089                $   7,660
                                                                                             ========                =========


                                              Liabilities and Stockholders' Equity

Current liabilities:
    Accounts payable....................................................................     $    501               $    1,098
    Accrued payroll costs ..............................................................          230                      250
    Advance payments from customers.....................................................        2,183                    1,918
    Other accrued liabilities...........................................................          116                      122
                                                                                             --------                ---------
       Total current liabilities........................................................        3,030                    3,388
                                                                                             --------                ---------

Stockholders' equity:
    Preferred stock, $.01 par value:
       Authorized--2,000,000 shares
       Outstanding--none................................................................           --                       --
    Common stock, $.01 par value:
       Authorized--15,000,000 shares
       Outstanding--9,150,416 shares at March 31, 1997 and
           9,212,066 shares at June 30, 1997............................................           91                       92
Additional paid-in capital..............................................................       31,516                   31,886
Accumulated deficit.....................................................................      (27,548)                 (27,706)
                                                                                             --------                ---------
       Total stockholders' equity.......................................................        4,059                    4,272
                                                                                             --------                ---------
          Total liabilities and stockholders' equity....................................     $  7,089                $   7,660
                                                                                             ========                =========

                 DREXLER TECHNOLOGY CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

               (In thousands, except share and per share amounts)

                                                                                                 Three Months Ended
                                                                                                      June 30,
                                                                                              1996                  1997
                                                                                              ----                  ----
Revenues:
    Product sales ......................................................................     $  609                $1,484
    License fees and royalties..........................................................          9                     5
                                                                                             ------                ------
       Total revenues ..................................................................        618                 1,489
                                                                                             ------                ------

Costs and expenses:
    Cost of product sales...............................................................        423                   892
    Selling, general, and administrative expenses.......................................        634                   649
    Research and engineering expenses...................................................        236                   111
                                                                                             ------                ------
       Total costs and expenses.........................................................      1,293                 1,652
                                                                                             ------                ------

          Operating loss................................................................       (675)                 (163)

Other income and expense:
    Other income (expense), net.........................................................         15                   (23)
    Interest income.....................................................................         16                    30
    Interest expense....................................................................         (2)                   (2)
                                                                                             ------                ------
       Total other income, net..........................................................         29                     5
                                                                                             ------                ------

          Net loss......................................................................     $ (646)               $ (158)
                                                                                             ======                ======

          Net loss per share............................................................     $ (.07)               $ (.02)
                                                                                             ======                ======

Weighted average common shares..........................................................      8,849                  9,186
                                                                                             ======                =======

                 DREXLER TECHNOLOGY CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                 (In thousands)

                                                                                                 Three Months Ended
                                                                                                      June 30,
                                                                                              1996                 1997
                                                                                              ----                 ----
Cash flows from operating activities:
   Net loss.............................................................................     $ (646)               $ (158)
                                                                                             ------                ------
   Adjustments to reconcile net loss to net cash used
          for operating activities:
       Depreciation and amortization....................................................        121                   140
   Changes in operating assets and liabilities:
       Decrease in accounts receivable..................................................        499                    33
       Increase in inventories..........................................................       (387)                 (512)
       (Increase) decrease in other assets..............................................          2                   (10)
       (Decrease) increase in accounts payable and accrued expenses.....................       (785)                  623
       Decrease in advance payments from customers
          and deferred revenue..........................................................        (54)                 (265)
                                                                                             ------                ------

          Net cash used for operating activities........................................     (1,250)                 (149)
                                                                                             ------                ------

Cash flows from investing activities:
   Purchase of property and equipment...................................................       (127)                 (551)
   Increase in patents..................................................................        (13)                  (14)
                                                                                             ------                ------

          Net cash used for investing activities........................................       (140)                 (565)
                                                                                             ------                ------

Cash flows from financing activities:
   Proceeds from sale of common stock...................................................        467                   371
                                                                                             ------                ------

          Net cash provided by financing activities.....................................        467                   371
                                                                                             ------                ------

          Net decrease in cash and cash equivalents.....................................       (923)                 (343)

Cash and cash equivalents:
   Beginning of period..................................................................      2,094                 2,916
                                                                                             ------                ------
   End of period........................................................................     $1,171                $2,573
                                                                                             ======                ======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS--FISCAL 1998 FIRST QUARTER COMPARED WITH
FISCAL 1997 FIRST QUARTER

Revenues

     For the fiscal 1998 first quarter ended June 30, 1997, the Company's total revenues were $1,489,000 compared with $618,000 for last year's first quarter.

     PRODUCT SALES. Sales of LaserCard(R) optical memory cards and related products to value-added resellers (VARs), licensees, and end-user customers were $1,484,000 for the first three months of fiscal 1998 compared with $609,000 for last year's comparable period. The Company sold 141 reader/writer units for the fiscal 1998 first quarter compared with 85 reader/writer units for the first quarter of fiscal 1997. Optical memory card sales for the fiscal 1998 first quarter were 234,000 cards compared with 35,000 cards for last year's first quarter.

     Applications for the Company's optical memory card products include: medical data applications in the United States; several programs in Italy; two programs in the Philippines--an admission pass/retail purchase log at a duty-free shopping zone and a vehicle warranty and maintenance records card; and United States government-related programs--the U.S. Department of Defense "automated manifest card" and the U.S. Immigration and Naturalization Service "border crossing card" and "green card."

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

     LICENSES. There were no licenses sold in the fiscal 1998 or fiscal 1997 first quarters. License fees received by the Company are unconditional and nonrefundable, and no significant obligations remain unfulfilled by the Company under any of its licenses. The Company is actively pursuing its efforts to generate additional license revenues; however, license sales by the Company are sporadic and unpredictable as to timing and type of license. The magnitude of future license revenues, if any, cannot be predicted or inferred from past events.

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

Backlog

     The Company received a $7.1 million order in February 1997 for 2 million optical memory cards for the U.S. Immigration and Naturalization Service (INS). Of these, approximately 106,000 cards were delivered during the first quarter of fiscal 1998. Deliveries are expected to average approximately 200,000 cards per month once the INS's new card issuing station is fully operational. As is the case in all U.S. government procurement, the government reserves the right to change specifications, delay deliveries, and cancel all or part of the order.

Margins

     The gross margin on product sales for the first quarter of fiscal 1998 was 40% compared with 30% for the prior-year period. This increase is due mainly to the amortization of a payment from a customer as compensation for installing certain unique manufacturing capabilities. This payment will be amortized over the term of the contract. The Company believes that gross margins for the remainder of fiscal 1998 will continue at levels above fiscal 1997, due to higher production volumes and the continued amortization of the payment described above. The gross margin on optical memory card sales will fluctuate based upon type and volume of cards sold. With the increase in card manufacturing for commercial orders, the Company's optical memory card manufacturing facility is used less for the purposes of research and engineering. Therefore, more of the manufacturing facility costs (depreciation expense, building lease payments, and other costs) are allocated to cost of card manufacturing, and less of these costs are charged to research and engineering. For the first quarter of fiscal 1998, the Company allocated substantially all of the facility expenses to card manufacturing versus approximately 43% of these expenses for last year's first quarter.

Income and Expenses

     SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES (SG&A). For the fiscal 1998 first quarter, SG&A expenses were $649,000 compared with $634,000 for the first quarter of fiscal 1997. The Company's plans include increased marketing and customer technical support activity to be implemented during fiscal 1998.

     RESEARCH AND ENGINEERING EXPENSES. Research and engineering expenses were $111,000 for the first quarter of fiscal 1998 compared with $236,000 for the year-earlier quarter. The optical memory card facility is used for both engineering and manufacturing. Therefore, the facility costs (depreciation expense, building lease payments, and other costs) are allocated between manufacturing and engineering based upon the level of manufacturing activity.

     The Company continues to undertake ongoing research and engineering project activities. However, research and engineering expenses for fiscal year 1998 are expected to be less than for fiscal year 1997, as optical card production increases and card manufacturing resources are allocated to card production to a greater degree than last fiscal year.

The Company believes that the reduction in card manufacturing facility expenses allocated to research and engineering will not have a negative effect on its optical card business since appropriate research and engineering projects are continuing. Future projects will require increased spending as the optical card industry grows.

     OTHER INCOME AND EXPENSE. Net other income for the first quarter of fiscal 1998 was $5,000 compared with $29,000 for the fiscal 1997 first quarter. The Company purchases Japanese yen for payment of reader/writers purchased from a Japanese supplier. Thus, the Company's normal operations are subject to gains or losses on fluctuations in the yen/dollar exchange rate. Net other income for the fiscal 1998 first quarter included a $23,000 loss on foreign currency exchange versus a $15,000 gain on foreign currency exchange during the comparable period last year.

     Interest income for the first quarter of fiscal 1998 was $30,000 compared with $16,000 for last year's first quarter, due to changes in average invested funds. The Company's interest expense on short-term loans was $2,000 for the fiscal 1998 and fiscal 1997 first quarters.

LIQUIDITY

     As of June 30, 1997, the Company had cash and cash equivalents of $2,573,000 and a current ratio of 1.4 to 1. Net cash used for operating activities was $149,000 for the fiscal 1998 first quarter compared with $1,250,000 for the fiscal 1997 first quarter. As of June 30, 1997, the Company had no long-term debt.

     The Company has not established a line of credit. Generally, the Company's customers make advance payments, in whole or in part, at the time of order placement because the Company's optical memory cards are usually made to custom specifications that are specific to each customer, end user, or application. The Company believes that although working capital requirements should grow in proportion to product shipment levels, the advance payments will reduce the need for working capital financing. The Company may negotiate a line of credit if and when it becomes appropriate, although no assurance can be made that such financing would be available, if needed.

     At June 30, 1997, the Company had an accumulated deficit of $27,706,000 and, except for sporadic sales of licenses, has experienced quarterly losses. Based on current raw-material costs and other expense calculations, the Company estimates that it will break even on operations at annual sales of approximately
1.6 million to 1.8 million optical memory cards, depending on the margins on sales of related hardware. Due to its large card order from the INS, the Company expects its financial performance to improve.

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

     The Company is planning to install an additional $1.5 million of capital equipment and leasehold improvements in its card production facility during the remainder of the fiscal year ending March 31, 1998. These assets are for the production of cards with new features and for manufacturing-process improvements and will result in a production capacity of 6 million cards annually. The Company currently estimates that an additional $5 million in production equipment is required to reach the factory-designed capacity of 25 million cards per year. Such equipment will be purchased incrementally as commercial orders for optical memory cards justify increased production capacity, estimated as follows: for 8 million cards annually, $1.2 million; for 10 million cards annually, an additional $1.3 million; and for 25 million cards annually, an additional $2.5 million. The Company will make additional capital expenditures for cost savings and other purposes.

     During the fiscal 1998 first quarter, Company employees and consultants purchased from the Company 61,650 shares of registered common stock, at an average price of $6.02 per share, through the exercise of stock options under the Company's 1991 Stock Option Plan, which resulted in additional cash receipts to the Company of $371,000. As of June 30, 1997, Company employees and consultants held unexercised, vested, in-the-money options to purchase 545,817 shares of common stock at exercise prices ranging from $4.56 to $9.06 per share, for an average of $6.69 per share. These stock options, if exercised, would provide the Company with cash in the amount of $3,649,000.


                           FORWARD-LOOKING STATEMENTS

     Certain statements made above relating to plans, objectives, and economic performance go beyond historical information and may provide an indication of future results. To that extent, they are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and each is subject to factors that could cause actual results to differ from those in the forward-looking statement. In particular, the ability of the Company to achieve a profitable level of optical memory card sales is subject to risks and uncertainties with respect to the economic availability of reader/writers, customer implementation of ongoing commercial applications, and the economic configuration and operation of the Company's card manufacturing facility for increased output levels. Such factors are described in the Company's Report on Form 10-K and other documents filed by the Company from time to time with the Securities and Exchange Commission.


PART II.         OTHER INFORMATION

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


SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

                              DREXLER TECHNOLOGY CORPORATION
                                       (Registrant)


Date: August 8, 1997          /s/ Jerome Drexler
                              -------------------------------------------
                              Jerome Drexler, Chairman of the Board
                              of Directors and Chief Executive Officer
                              (Principal Executive Officer)

Date: August 8, 1997          /s/ Steven G. Larson
                              -------------------------------------------
                              Steven G. Larson, Vice President of Finance
                              and Treasurer (Principal Financial Officer
                              and Principal Accounting Officer)

                                 EXHIBIT INDEX

Exhibit Number           Description
--------------           -----------
      27                 Financial Data Schedule