Form 10-Q
period 1997-09-30
DREXLER TECHNOLOGY CORP
filed 1997-11-03
CIK 30140

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

[Mark One]
     [X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 1997

                                       OR

    [ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                        THE SECURITIES EXCHANGE ACT OF 1934
              For the Transition Period from_________to___________


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
(State or other jurisdiction of                             (I.R.S.  Employer
 ncorporation or organization)                             Identification No.)


1077 Independence Avenue, Mountain View, CA                     94043-1601
-------------------------------------------                     ----------
 (Address of principal executive offices)                       (Zip Code)


                                 (650) 969-7277
              ----------------------------------------------------
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No


       Number of outstanding shares of Common Stock, $.01 par value, at October 28, 1997: 9,519,351

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

    The results of operations for the three months ended September 30, 1997 are not necessarily indicative of results to be expected for the entire year ending March 31, 1998.

    NET INCOME (LOSS) PER SHARE: Earnings per share for the three- and six-month periods ended September 30, 1997 is computed using the weighted average number of shares of common stock outstanding and dilutive common stock equivalents (using the treasury stock method). Loss per share for the three- and six-month periods ended September 30, 1996 is computed using the weighted average number of shares of common stock outstanding and does not include common stock equivalents, as they are anti-dilutive.

    RECEIVABLE ON SALE OF COMMON STOCK: The Company records the receivable on sale of common stock as a component of current assets when (i) the transaction is entered into during the quarter, (ii) shares are outstanding for that quarter, and (iii) payment is made within a reasonably short period of time of the transaction and prior to statement issuance. The Company had a receivable of this type at the end of the fiscal 1998 second quarter. Such receivable was fully paid within two business days of quarter end.

    RECENT ACCOUNTING PRONOUNCEMENTS: In February 1997, the Financial Accounting Standards Board (FASB) issued SFAS 128, "Earnings Per Share," which simplifies the standards for computing earnings per share previously found in Accounting Principles Board Opinion (APBO) No. 15. SFAS 128 replaces the presentation of primary earnings per share with a presentation of basic earnings per share, which excludes dilution. SFAS 128 also requires dual presentation of basic and diluted earnings per share on the face of the income statement for all entitles with complex capital structures and requires a reconciliation. Diluted earnings per share is computed similarly to fully diluted earnings per share pursuant to APBO No. 15. SFAS 128 must be adopted for financial statements issued for periods ending after December 15, 1997, including interim periods; earlier application is not permitted. SFAS 128 requires restatement of all prior-period earnings per share data presented. The Company does not expect the adoption of SFAS 128 to have a material impact on its financial statements.

    In June 1997, the FASB issued SFAS 130, "Reporting Comprehensive Income," which becomes effective for fiscal years beginning after December 15, 1997. The adoption of SFAS 130 is not expected to impact the Company's consolidated financial position or results of operations.

    Also in June 1997, the FASB issued SFAS 131, "Disclosures about Segments of an Enterprise and Related Information," which becomes effective for fiscal years beginning after December 15, 1997. The Company has yet to determine the impact, if any, of adoption of this new pronouncement.

    FISCAL PERIOD: For purposes of presentation, the Company has indicated its accounting period as ending on March 31 and its interim quarterly periods as ending on the corresponding month end. The Company, in fact, operates and reports quarterly periods ending on the Friday closest to month end. The three-month period ended October 3, 1997 (presented as September 30, 1997) contained 14 weeks, whereas the three-month period ended September 27, 1996 (presented as September 30, 1996) contained 13 weeks.

                 DREXLER TECHNOLOGY CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

               (In thousands, except share and per share amounts)



                                                                             March 31,     September 30,
                                                                               1997           1997
                                                                             --------       --------
                                                                                           (Unaudited)
                                     Assets
Current assets:
   Cash and cash equivalents ..........................................      $  2,916       $  1,720
   Accounts receivable ................................................           615          1,298
   Receivable on sale of common stock .................................            --          1,900
   Inventories ........................................................           852          1,356
   Other current assets ...............................................           205            235
                                                                             --------       --------
      Total current assets ............................................         4,588          6,509
                                                                             --------       --------

Property and equipment, at cost .......................................        13,404         14,229
   Less--accumulated depreciation and amortization ....................       (11,790)       (11,992)
                                                                             --------       --------
      Property and equipment, net .....................................         1,614          2,237

Patents, net ..........................................................           887            839
                                                                             --------       --------

         Total assets .................................................      $  7,089       $  9,585
                                                                             ========       ========


                      Liabilities and Stockholders' Equity

Current liabilities:
   Accounts payable ...................................................      $    501       $    876
   Accrued payroll costs ..............................................           230            284
   Advance payments from customers ....................................         2,183          1,018
   Other accrued liabilities ..........................................           116             82
                                                                             --------       --------
      Total current liabilities .......................................         3,030          2,260
                                                                             --------       --------

Stockholders' equity:
   Preferred stock, $.01 par value:
      Authorized--2,000,000 shares
      Outstanding--none ...............................................            --             --
   Common stock, $.01 par value:
      Authorized--15,000,000 shares
      Outstanding--9,150,416 shares at March 31, 1997 and
          9,519,351 shares at September 30, 1997 ......................            91             95
Additional paid-in capital ............................................        31,516         34,476
Accumulated deficit ...................................................       (27,548)       (27,246)
                                                                             --------       --------
      Total stockholders' equity ......................................         4,059          7,325
                                                                             --------       --------

         Total liabilities and stockholders' equity ...................      $  7,089       $  9,585
                                                                             ========       ========

                 DREXLER TECHNOLOGY CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

               (In thousands, except share and per share amounts)


                                                        Three Months Ended        Six Months Ended
                                                           September 30,             September 30,
                                                        1996         1997          1996           1997
                                                      -------       -------       -------       -------
Revenues .......................................      $ 1,018       $ 2,902       $ 1,636       $ 4,391
                                                      -------       -------       -------       -------
Costs and expenses:
   Cost of sales ...............................          675         1,613         1,098         2,505
   Selling, general, and administrative expenses          578           744         1,212         1,392
   Research and engineering expenses ...........          211           112           447           223
                                                      -------       -------       -------       -------
      Total costs and expenses .................        1,464         2,469         2,757         4,120
                                                      -------       -------       -------       -------

        Operating income (loss) ................         (446)          433        (1,121)          271

Other income and expense:
   Other income (expense), net .................            5            18            20            (5)
   Interest income .............................            5            21            21            51
   Interest expense ............................           (1)           (1)           (3)           (3)
                                                      -------       -------       -------       -------
      Total other income, net ..................            9            38            38            43
                                                      -------       -------       -------       -------

        Income (loss) before income taxes ......         (437)          471        (1,083)          314

Provision for income taxes .....................           --            11            --            12
                                                      -------       -------       -------       -------

        Net income (loss) ......................      $  (437)      $   460       $(1,083)      $   302
                                                      =======       =======       =======       =======

Net income (loss) per share ....................      $ (0.05)      $  0.05       $ (0.12)      $  0.03
                                                      =======       =======       =======       =======

Weighted average number of common
and common equivalent shares ...................        8,942         9,525         8,895         9,355
                                                      =======       =======       =======       =======

                 DREXLER TECHNOLOGY CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                 (In thousands)


                                                                          Three Months Ended
                                                                            September 30,
                                                                         1996          1997
                                                                        -------       -------
Cash flows from operating activities:
   Net income (loss) .............................................      $(1,083)      $   302
   Adjustments to reconcile net income (loss) to net cash used for operating activities:
      Depreciation and amortization ..............................          244           292
      Compensation on stock plan activity ........................            7            14
   Changes in operating assets and liabilities:
      (Increase) decrease in accounts receivable .................          377          (683)
      Increase in inventories ....................................         (498)         (504)
      Increase in other assets ...................................          (19)          (30)
      (Decrease) increase in accounts payable and accrued expenses         (950)          395
      (Decrease) increase in advance payments from customers
        and deferred revenue .....................................            4        (1,165)
                                                                        -------       -------

        Net cash used for operating activities ...................       (1,918)       (1,379)
                                                                        -------       -------

Cash flows from investing activities:
   Purchase of property and equipment ............................         (161)         (827)
   Increase in patents ...........................................          (41)          (40)
                                                                        -------       -------

        Net cash used for investing activities ...................         (202)         (867)
                                                                        -------       -------

Cash flows from financing activities:
   Proceeds from sale of common stock ............................        1,665         1,050
                                                                        -------       -------

        Net cash provided by financing activities ................        1,665         1,050
                                                                        -------       -------

        Net decrease in cash and cash equivalents ................         (455)       (1,196)

Cash and cash equivalents:
   Beginning of period ...........................................        2,094         2,916
                                                                        -------       -------
   End of period .................................................      $ 1,639       $ 1,720
                                                                        =======       =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS--FISCAL 1998 SECOND QUARTER AND FIRST SIX MONTHS COMPARED WITH FISCAL 1997 SECOND QUARTER AND FIRST SIX MONTHS

Revenues

    For the fiscal 1998 second quarter ended September 30, 1997, the Company's total revenues were $2,902,000 compared with $1,018,000 for last year's second quarter. Total revenues for the current six-month period were $4,391,000 compared with $1,636,000 for the same period last year.

    PRODUCT SALES. Sales of LaserCard(R) optical memory cards and related products to value-added resellers (VARs), licensees, and end-user customers were $3,961,000 for the first six months of fiscal 1998 compared with $1,622,000 for last year's comparable period. The Company sold 202 reader/writer units for the fiscal 1998 first six months compared with 195 reader/writer units for the first six months of fiscal 1997.

    Optical memory card sales for the fiscal 1998 first six months were 850,000 cards compared with 183,000 cards for last year's first six months. The increase in sales of optical memory cards resulted primarily from a $7.1 million order received in February 1997 for 2 million optical memory cards for the U.S. Immigration and Naturalization Service (INS). Of these, approximately 608,000 cards were delivered during the first six months of fiscal 1998. Deliveries under this order are expected to average approximately 200,000 cards per month.

    Applications for the Company's optical memory card products include: medical data applications in the United States; various programs in Europe and Asia; two programs in the Philippines--an admission pass/retail purchase log at a duty-free shopping zone and a vehicle warranty and maintenance records card; and United States government-related programs--the U.S. Department of Defense "automated manifest card" and the U.S. Immigration and Naturalization Service "border crossing card" and "green card."

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

    DEVELOPMENT CONTRACT. Under a customer-funded development contract for a multi-technology workstation, development contract revenues were $365,000 for the second quarter of fiscal 1998 and $420,000 for the fiscal 1998 first six months versus no revenue of this type in the previous fiscal year. Upon completion of the development program, revenues of $500,000 to $800,000 will have been recorded on this contract, and the Company does not anticipate material ongoing revenues of this type in the future.

    LICENSES. There were no licenses sold in the fiscal 1998 or fiscal 1997 first six months. The Company no longer relies on license fees to finance operations.

    ROYALTIES. Royalty revenues were $10,000 for the first six months of fiscal 1998 compared with $14,000 for the same period last year. The Company cannot predict whether or when equipment or card sales by its licensees will result in material royalties to the Company. Therefore, the Company is not relying on royalty income and does not expect it to be a significant factor in the near term.

Backlog

    As of September 30, 1997, the backlog for optical memory cards was approximately $5.3 million, or 1.5 million cards. This backlog includes 1.4 million cards scheduled for shipment at the rate of approximately 200,000 card per month through March of 1998, under the INS contract described on the preceding page. As is the case in all U.S. government procurement, the government reserves the right to change specifications, delay deliveries, and cancel all or part of the order.

Margins

    The gross margin on product sales and the development contract revenues for the first six months of fiscal 1998 was 43% compared with 32% for the prior-year period. The Company believes that gross margins for the remainder of fiscal 1998 will continue at levels above fiscal 1997, due to higher production volumes. The gross margin on optical memory card sales will fluctuate based upon type and volume of cards sold. With the increase in card manufacturing for commercial orders, the Company's optical memory card manufacturing facility is used less for the purposes of research and engineering. Therefore, more of the manufacturing facility costs (depreciation expense, building lease payments, and other costs) are allocated to cost of card manufacturing, and less of these costs are charged to research and engineering. For the first six months of fiscal 1998, the Company allocated substantially all of the facility expenses to card manufacturing versus approximately 49% of these expenses for last year's first six months.

Income and Expenses

    SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES (SG&A). For the fiscal 1998 second quarter and first six months, SG&A expenses were $744,000 and $1,392,000, respectively, compared with $578,000 and $1,212,000, respectively, for the second quarter and first six months of fiscal 1997. The $180,000 increase in expenses for the first six months of fiscal 1998 is due mainly to a $109,000 increase in payroll expenses and a $38,000 bad-debt reserve. The Company's plans include increased marketing and customer technical support activity, to be implemented during fiscal 1998.

    RESEARCH AND ENGINEERING EXPENSES. Research and engineering expenses were $112,000 and $223,000, respectively, for the second quarter and first six months of fiscal 1998 compared with $211,000 and $447,000, respectively, for the year-earlier periods. The expense reduction is due primarily to accounting for facility costs rather than an actual reduction in research and engineering. The optical memory card facility is used for both engineering and manufacturing. Therefore, the facility costs (depreciation expense, building lease payments, and other costs) are allocated between manufacturing and engineering based upon the level of activity in the respective areas. Substantially all of these expenses were allocated to card production during the first six months of fiscal 1998 because of the substantial increase in card production. During the first six months of fiscal 1997, approximately half of these expenses were allocated to research and engineering.

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

    OTHER INCOME AND EXPENSE. Net other income for the first six months of fiscal 1998 was $43,000 compared with $38,000 for the first six months of fiscal 1997. The Company purchases Japanese yen for payment of reader/writers purchased from a Japanese supplier. Thus, the Company's normal operations are subject to gains or losses on fluctuations in the yen/dollar exchange rate. Net other income for the fiscal 1998 first six months included a $5,000 loss on foreign currency exchange versus a $20,000 gain on foreign currency exchange during the comparable period last year.

    Interest income for the first six months of fiscal 1998 was $51,000 compared with $21,000 for the year-earlier period, due to changes in average invested funds. The Company's interest expense on short-term loans was $3,000 for the first six months of fiscal 1998 and fiscal 1997.

LIQUIDITY

    As of September 30, 1997, the Company had cash and cash equivalents of $1,720,000, a current ratio of 2.9 to 1, and no long-term debt. Net cash used for operating activities was $1,379,000 for the fiscal 1998 first six months compared with $1,918,000 for the first six months of fiscal 1997. The net cash used for operating activities during the first six months of fiscal 1998 consisted of $608,000 provided by revenues less expenses, minus $1,987,000 used for changes in operating assets and liabilities. The cash used for changes in operating assets and liabilities consisted of a $683,000 increase in accounts receivable, a $504,000 increase in inventories, and a $1,165,000 decrease in advance payments from customers, partially offset by a $365,000 change in other items.

    The current level of revenues is sufficient to generate cash from operations after expenses, primarily due to the INS order. Fluctuations in operating assets and liabilities will use cash in some quarters and provide cash in other quarters. If the INS order is not renewed and there are delays in other customers' development of optical-card based programs and corresponding commercialization of the Company's optical cards and related products, losses could recur.

    Cash increased to approximately $3,600,000 on October 7, 1997, from the receipt of $1,900,000 in payment for 200,000 shares of common stock, split amongst three investors in private-placement transactions entered into during the Company's fiscal 1998 second quarter. The Company has agreed to file an S-3 registration statement covering these shares in the near future. At such time as the SEC approves the registration statement, the shareholders may resell the shares on the open market.

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

    At September 30, 1997, the Company's accumulated deficit was reduced to $27,246,000, as a result of the profit recorded for the first six months of fiscal 1998. Stockholders' equity increased 80%, or $3,266,000, to $7,325,000 during the first six months of fiscal 1998 due to the $302,000 profit, the $1,900,000 private placement investment, and $1,064,000 received by the Company for stock issued under the Employee Stock Purchase Plan and the 1991 Stock Option Plan.

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

    The Company is planning to install an additional $3 million of capital equipment and leasehold improvements in its card production facility by the end of July 1998. These assets are for the production of advanced optical cards with new features and for manufacturing-process improvements and will result in a production capacity of 8 million cards annually. The Company believes that an additional investment of about $7 million in production equipment and automatic inspection equipment may be required to produce the more advanced optical cards at rates approximating 25 million cards per year. Currently, the Company intends to purchase such equipment incrementally as commercial orders for optical memory cards justify increased production capacity. The Company will make additional capital expenditures for cost savings and other purposes.

    During the fiscal 1998 first six months, Company employees and consultants purchased from the Company 165,250 shares of registered common stock, at an average price of $6.18 per share, through the exercise of stock options under the Company's 1991 Stock Option Plan, which resulted in additional cash receipts to the Company of $1,020,000. As of September 30, 1997, Company employees and consultants held unexercised, vested, in-the-money options to purchase 560,817 shares of common stock at exercise prices ranging from $4.56 to $10.75 per share, for an average of $7.27 per share. These stock options, if exercised, would provide the Company with cash in the amount of $4,079,000.


                           FORWARD-LOOKING STATEMENTS

    Certain statements made above relating to plans, objectives, and economic performance go beyond historical information and may provide an indication of future results. To that extent, they are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and each is subject to factors that could cause actual results to differ from those in the forward-looking statement. In particular, the ability of the Company to maintain a profitable level of optical memory card sales is subject to risks and uncertainties with respect to customer diversification, customer expansion, the economic availability of reader/writers, the implementation of ongoing commercial applications by customers, and the economic configuration and operation of the Company's card manufacturing facility for increased output levels. Such factors are described in the Company's Report on Form 10-K and other documents filed by the Company from time to time with the Securities and Exchange Commission.

PART II.      OTHER INFORMATION

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    At the Company's September 26, 1997 Annual Meeting of Stockholders, the Company's stockholders (i) re-elected the Board of Directors; and (ii) approved an amendment to the 1991 Stock Option Plan to increase in the number of shares reserved thereunder by 450,000 shares.

    Of the 9,238,066 shares outstanding as of the record date of August 1, 1997, 8,437,682 shares were voted by proxy, equaling 92.30% and constituting a quorum. On the election of directors, votes cast for the election of Messrs. Jerome Drexler, Arthur Hausman, and William E. McKenna were 8,117,759; 8,116,080; and 8,116,080, respectively, and votes withheld were 400,130; 401,809; and 401,809, respectively. On the amendment of the 1991 Stock Option Plan, 7,766,215 shares were voted in favor; there were 652,975 negative votes and 98,299 abstentions; and broker non-votes totalled 710,177.

    There were no other matters submitted to a vote of security holders during the quarter for which this report is filed.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

      (a)     Exhibit No.    Exhibit Description

                10.1         Amended "1991 Stock Option Plan"
                             (Approved by Stockholders on September 26, 1997)

                27           Financial Data Schedule

              The above-listed exhibits are filed herewith. No other exhibits are included in this report as the contents of the required exhibits are either not applicable to Registrant, to be provided only if Registrant desires, or contained elsewhere in this report.

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

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

                                       DREXLER TECHNOLOGY CORPORATION
                                      (Registrant)


Date:    November 3, 1997              /s/Jerome Drexler
                                       ---------------------------------------
                                       Jerome Drexler, Chairman of the Board
                                       of Directors and Chief Executive Officer
                                       (Principal Executive Officer)

Date:    November 3, 1997              /s/Steven G. Larson
                                       ---------------------------------------
                                       Steven G. Larson, Vice President of
                                       Finance and Treasurer (Principal
                                       Financial Officer and Principal
                                       Accounting Officer)

                                  EXHIBIT INDEX

Ex. 10.1      Amended "1991 Stock Option Plan"
              (Approved by Stockholders on September 26, 1997)

Ex. 27         Financial Data Schedule