Form 10-Q
period 1997-12-31
DREXLER TECHNOLOGY CORP
filed 1998-02-06
CIK 30140

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

[Mark One]

            [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended December 31, 1997

                                       OR
            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                        For the Transition Period from to


                         Commission File Number: 0-6377


                         DREXLER TECHNOLOGY CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         Delaware                                        77-0176309
  -------------------------------                     -------  --------
  (State or other jurisdiction of                     (I.R.S.  Employer
   incorporation or organization)                     Identification No.)


1077 Independence Avenue, Mountain View, CA                94043-1601
-------------------------------------------           -------------------
 (Address of principal executive offices)                  (Zip Code)


                                 (650) 969-7277
              ----------------------------------------------------
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No


  Number of outstanding shares of Common Stock, $.01 par value, at February 2,
                                1998: 9,561,651

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

     The results of operations for the three months ended December 31, 1997 are not necessarily indicative of results to be expected for the entire year ending March 31, 1998.

     NET INCOME (LOSS) PER SHARE: The Company adopted Statement of Financial Accounting Standard (SFAS) No. 128, "Earnings Per Share," in the quarter ended December 31, 1997. SFAS 128 requires the computation of basic and diluted earnings per share. Basic earnings (loss) per share is computed using the weighted average number of common shares outstanding. Diluted earnings per share for the three- and nine-month periods ended December 31, 1997 is computed using the weighted average number of shares of common stock outstanding and the dilutive common stock equivalents (using the treasury stock method). Diluted loss per share for the three- and nine-month periods ended December 31, 1996 equals basic loss per share, as the common stock equivalents were anti-dilutive. Fiscal 1997 amounts have been restated in accordance with the provisions of SFAS 128.

     RECENT ACCOUNTING PRONOUNCEMENTS: In February 1997, the Financial Accounting Standards Board (FASB) issued SFAS 128, "Earnings Per Share," which simplifies the standards for computing earnings per share previously found in Accounting Principles Board Opinion (APBO) No. 15. SFAS 128 replaces the presentation of primary earnings per share with a presentation of basic earnings per share, which excludes dilution. SFAS 128 also requires dual presentation of basic and diluted earnings per share on the face of the income statement for all entitles with complex capital structures and requires a reconciliation. Diluted earnings per share is computed similarly to fully diluted earnings per share pursuant to APBO No. 15. SFAS 128 must be adopted for financial statements issued for periods ending after December 15, 1997, including interim periods; earlier application is not permitted. SFAS 128 requires restatement of all prior-period earnings per share data presented. The Company has adopted SFAS 128 for the period ended December 31, 1997. The adoption of SFAS 128 has not had a material impact on the Company's financial statements.

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

     FISCAL PERIOD: For purposes of presentation, the Company has indicated its accounting period as ending on March 31 and its interim quarterly periods as ending on the corresponding month end. The Company, in fact, operates and reports quarterly periods ending on the Friday closest to month end. The 13-week period presented as December 31, 1997 ended on January 2, 1998 and the 13-week period presented as December 31, 1996 ended on December 27, 1996.

                 DREXLER TECHNOLOGY CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

               (In thousands, except share and per share amounts)



                                                                 March 31,    December 31,
                                                                   1997           1997
                                                                 --------        --------
                                                                               (Unaudited)
                                     Assets
Current assets:
    Cash and cash equivalents ............................       $  2,916        $  4,191
    Accounts receivable ..................................            615           1,186
    Inventories ..........................................            852           1,416
    Other current assets .................................            205             249
                                                                 --------        --------
       Total current assets ..............................          4,588           7,042
                                                                 --------        --------

Property and equipment, at cost ..........................         13,404          14,493
    Less--accumulated depreciation and amortization ......        (11,790)        (12,115)
                                                                 --------        --------
       Property and equipment, net .......................          1,614           2,378

Patents, net .............................................            887             822
                                                                 --------        --------

          Total assets ...................................       $  7,089        $ 10,242
                                                                 ========        ========


                      Liabilities and Stockholders' Equity

Current liabilities:
    Accounts payable .....................................       $    501        $    811
    Accrued payroll costs ................................            230             251
    Advance payments from customers ......................          2,183             976
    Other accrued liabilities ............................            116             137
                                                                 --------        --------
       Total current liabilities .........................          3,030           2,175
                                                                 --------        --------

Stockholders' equity:
    Preferred stock, $.01 par value:
       Authorized--2,000,000 shares
       Outstanding--none .................................             --              --
    Common stock, $.01 par value:
       Authorized--15,000,000 shares
       Outstanding--9,150,416 shares at March 31, 1997 and
           9,530,551 shares at December 31, 1997 .........             91              95
Additional paid-in capital ...............................         31,516          34,542
Accumulated deficit ......................................        (27,548)        (26,570)
                                                                 --------        --------
       Total stockholders' equity ........................          4,059           8,067
                                                                 --------        --------

          Total liabilities and stockholders' equity .....       $  7,089        $ 10,242
                                                                 ========        ========

                 DREXLER TECHNOLOGY CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                    (In thousands, except per share amounts)


                                                                       Three Months Ended             Nine Months Ended
                                                                           December 31,                  December 31,
                                                                      ----------------------        ----------------------
                                                                       1996           1997           1996           1997
                                                                      -------        -------        -------        -------
Revenues ......................................................       $   815        $ 3,229        $ 2,451        $ 7,620
                                                                      -------        -------        -------        -------

Costs and expenses:
    Cost of sales .............................................           558          1,709          1,656          4,214
    Selling, general, and administrative expenses .............           673            801          1,885          2,193
    Research and engineering expenses .........................           289             92            736            315
                                                                      -------        -------        -------        -------
       Total costs and expenses ...............................         1,520          2,602          4,277          6,722
                                                                      -------        -------        -------        -------

          Operating income (loss) .............................          (705)           627         (1,826)           898

Other income and expense:
    Other income, net .........................................             2             31             22             26
    Interest income ...........................................            11             43             32             94
    Interest expense ..........................................            (2)            (2)            (5)            (5)
                                                                      -------        -------        -------        -------
       Total other income, net ................................            11             72             49            115
                                                                      -------        -------        -------        -------

          Income (loss) before income taxes ...................          (694)           699         (1,777)         1,013

Provision for income taxes ....................................            --             23             --             35
                                                                      -------        -------        -------        -------

          Net income (loss) ...................................       $  (694)       $   676        $(1,777)       $   978
                                                                      =======        =======        =======        =======

Net income (loss) per share:
    Basic .....................................................       $ (0.08)       $  0.07        $ (0.20)       $  0.10
    Diluted ...................................................       $ (0.08)       $  0.07        $ (0.20)       $  0.10

Weighted average number of common and common equivalent shares:
    Basic .....................................................         9,109          9,525          8,967          9,324
    Diluted ...................................................         9,109          9,780          8,967          9,579

                 DREXLER TECHNOLOGY CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)


                                                                             Nine Months Ended
                                                                               December 31,
                                                                          ----------------------
                                                                           1996           1997
                                                                          -------        -------
Cash flows from operating activities:
   Net income (loss) ..............................................       $(1,777)       $   978
   Adjustments to reconcile net income (loss) to net cash used for operating activities:
       Depreciation and amortization ..............................           375            467
       Compensation on stock plan activity ........................             7             14
   Changes in operating assets and liabilities:
       (Increase) decrease in accounts receivable .................           384           (571)
       Increase in inventories ....................................          (145)          (564)
       Increase in other assets ...................................           (16)           (44)
       (Decrease) increase in accounts payable and accrued expenses        (1,315)           352
       Decrease in advance payments from customers
          and deferred revenue ....................................           (55)        (1,207)
                                                                          -------        -------

          Net cash used for operating activities ..................        (2,542)          (575)
                                                                          -------        -------

Cash flows from investing activities:
   Purchases of property and equipment ............................          (269)        (1,105)
   Increase in patents ............................................           (50)           (61)
                                                                          -------        -------

          Net cash used for investing activities ..................          (319)        (1,166)
                                                                          -------        -------

Cash flows from financing activities:
   Proceeds from sale of common stock .............................         1,857          3,016
                                                                          -------        -------

          Net cash provided by financing activities ...............         1,857          3,016
                                                                          -------        -------

          Net increase (decrease) in cash and cash equivalents ....        (1,004)         1,275

Cash and cash equivalents:
   Beginning of period ............................................         2,094          2,916
                                                                          -------        -------
   End of period ..................................................       $ 1,090        $ 4,191
                                                                          =======        =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS--FISCAL 1998 THIRD QUARTER AND FIRST NINE MONTHS COMPARED WITH FISCAL 1997 THIRD QUARTER AND FIRST NINE MONTHS

Revenues

     For the fiscal 1998 third quarter ended December 31, 1997, the Company's total revenues were $3,229,000 compared with $815,000 for last year's third quarter. Total revenues for the current nine-month period were $7,620,000 compared with $2,451,000 for the same period last year.

     PRODUCT SALES. Sales of LaserCard(R) optical memory cards and related products to value-added resellers (VARs), licensees, and end-user customers were $6,961,000 for the first nine months of fiscal 1998 compared with $2,435,000 for last year's comparable period. The Company sold 288 reader/writer units for the fiscal 1998 first nine months compared with 266 reader/writer units for the first nine months of fiscal 1997.

     For the fiscal 1998 first nine months, the Company sold nearly 1.6 million optical memory cards compared with about 300,000 cards for last year's first nine months. The increase in sales of optical memory cards resulted primarily from U.S. government orders totalling 4 million optical memory cards. Of these, approximately 1.2 million cards were delivered during the first nine months of fiscal 1998 to the U.S. Immigration and Naturalization Service (INS). Deliveries under U.S. government orders are expected to average approximately 200,000 cards per month through January 1999.

     Applications for the Company's optical memory card products include: medical data applications in the United States; various programs in Europe and Asia; two programs in the Philippines--an admission pass/retail purchase log at a duty-free shopping zone and a vehicle warranty and maintenance records card; and United States government- related programs, including the U.S. Department of Defense "automated manifest card" and the U.S. Immigration and Naturalization Service "border crossing card" and "green card."

     The Company utilizes VAR companies for the development of commercial markets and applications for LaserCard products. Product sales to VARs include the Company's optical memory cards, the Company's system software, and optical card reader/writers made by a licensee of the Company, and may include add-on peripherals made by other companies (such as equipment for adding a digitized photo, fingerprint, hand template, or signature to the cards). The VARs may add application software, personal computers, and other peripherals, and then resell these products, integrated into data systems, for end-user customers.

     There can be no assurances that any new or existing VAR company in any country will be successful in its markets or field trials or that it will place follow-on orders with the Company for additional quantities of cards and systems. In order to upgrade its VAR customer base to increase the probability of success, the Company continues its efforts to recruit new VARs and eliminate nonproductive ones. The Company provides marketing leads, customer technical support, and system software to assist VARs.

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

     Optical memory cards are used in conjunction with card reader/writer equipment connected to personal computers and accessed in the same manner as floppy disk drives. Such reader/writers are sold to VARs and other customers of the Company. The price, performance, and availability of such reader/writers are factors in the commercialization of optical cards. The Company sells reader/writers for a few thousand dollars per unit, and these units generally include the Company's interface software/device drivers.

     The Company does not manufacture card reader/writers but instead continues to purchase such equipment from a Japanese licensee, Nippon Conlux Co., Ltd., currently the Company's sole supplier of reader/writers. The Company's inventory level for reader/writers fluctuates based on the timing of purchases and sales and currently is approximately 300 units. The Company can give no assurance that increased production of card reader/writers will occur in the near term or that high-volume sales and correspondingly lower prices will result. If market demand increases sharply over a short period of time, an initial shortage of reader/writers could result. Also, an interruption or change in the supply of reader/writers could cause a delay in product shipments and a possible loss of sales, which would adversely affect operating results.

     DEVELOPMENT CONTRACT. Under a customer-funded development contract for a multi-technology workstation, development contract revenues were $225,000 for the third quarter of fiscal 1998 and $645,000 for the fiscal 1998 first nine months versus no revenue of this type in the previous fiscal year. Upon completion of the development program, revenues of approximately $800,000 will have been recorded on this contract, and the Company does not anticipate material ongoing revenues of this type in the future. Costs under this contract are charged to cost of sales.

     LICENSES. There were no licenses sold in the first nine months of fiscal 1998 or fiscal 1997. The Company no longer relies on license fees to finance operations.

     ROYALTIES. Royalty revenues were $14,000 for the first nine months of fiscal 1998 compared with $16,000 for the same period last year. The Company cannot predict whether or when equipment or card sales by its licensees will result in material royalties to the Company. Therefore, the Company is not relying on royalty income and does not expect it to be a significant factor in the near term.

Backlog

     As of December 31, 1997, the backlog for LaserCard(R) optical memory cards was approximately $10 million. Deliveries are estimated to be at the rate of approximately 225,000 cards per month through about January 1999. About 90% of the backlog is for U.S. government orders; as is the case in all U.S. government procurement, the government reserves the right to change specifications, delay deliveries, and cancel all or part of the orders.

Margins

     The gross margin on product sales and development contract revenues for the first nine months of fiscal 1998 was 45% compared with 32% for the prior-year period. The Company believes that gross margins for the remainder of fiscal 1998 will continue at levels above fiscal 1997, due to anticipated higher production volumes. The gross margin on optical memory card sales will fluctuate based upon type and volume of cards sold. With the increase in card manufacturing for customer orders, the Company's optical memory card manufacturing facility is used less for the purposes of research and engineering. Therefore, more of the manufacturing facility costs (depreciation expense, building lease payments, and other costs) are allocated to cost of card manufacturing, and less of these costs are charged to research and engineering. For the first nine months of fiscal 1998, the Company allocated substantially all of the facility expenses to card manufacturing versus approximately 40% of these expenses for last year's first nine months.

Income and Expenses

     SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES (SG&A). For the fiscal 1998 third quarter and first nine months, SG&A expenses were $801,000 and $2,193,000, respectively, compared with $673,000 and $1,885,000, respectively, for the third quarter and first nine months of fiscal 1997. The $308,000 increase in expenses for the first nine months of fiscal 1998 is due mainly to a $178,000 increase in payroll expenses and a $38,000 bad-debt reserve.

     RESEARCH AND ENGINEERING EXPENSES. Research and engineering expenses were $92,000 and $315,000, respectively, for the third quarter and first nine months of fiscal 1998 compared with $289,000 and $736,000, respectively, for the year-earlier periods. The expense reduction is due primarily to accounting for facility costs rather than an actual reduction in research and engineering. The optical memory card facility is used for both engineering and manufacturing. Therefore, the facility costs (depreciation expense, building lease payments, and other costs) are allocated between manufacturing and engineering based upon the level of activity in the respective areas. Substantially all of these expenses were allocated to card production during the first nine months of fiscal 1998 because of the substantial increase in card production against orders. During the first nine months of fiscal 1997, approximately 40% of these expenses were allocated to research and engineering.

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

     OTHER INCOME AND EXPENSE. Net other income for the first nine months of fiscal 1998 was $115,000 compared with $49,000 for the first nine months of fiscal 1997. The Company purchases Japanese yen for payment of reader/writers purchased from a Japanese supplier. Thus, the Company's normal operations are subject to gains or losses on fluctuations in the yen/dollar exchange rate. Net other income for the fiscal 1998 first nine months included a $26,000 gain on foreign currency exchange versus a $22,000 gain on foreign currency exchange during the comparable period last year.

     Interest income for the first nine months of fiscal 1998 was $94,000 compared with $32,000 for the year-earlier period, due to changes in average invested funds. The Company's interest expense on short-term loans was $5,000 for the first nine months of fiscal 1998 and fiscal 1997.

LIQUIDITY

     As of December 31, 1997, the Company had cash and cash equivalents of $4,191,000, a current ratio of 3.2 to 1, and no long-term debt. Net cash used for operating activities was $575,000 for the fiscal 1998 first nine months compared with $2,542,000 for the first nine months of fiscal 1997. The net cash used for operating activities during the first nine months of fiscal 1998 consisted of $1,459,000 provided by revenues less expenses, minus $2,034,000 used for changes in operating assets and liabilities. The cash used for changes in operating assets and liabilities consisted of a $571,000 increase in accounts receivable, a $564,000 increase in inventories, and a $1,207,000 decrease in advance payments from customers, partially offset by a $308,000 change in other items.

     The current level of revenues is sufficient to generate cash from operations after expenses, primarily due to U.S. government orders. Fluctuations in operating assets and liabilities will use cash in some quarters and provide cash in other quarters. If U.S. government orders decrease and there are delays in other customers' development of optical-card based programs and corresponding commercialization of the Company's optical cards and related products, losses could recur.

     The Company has not established a line of credit. Generally, the Company's customers make advance payments at the time of order placement because the Company's optical memory cards are usually made to custom specifications that are specific to each customer, end user, or application. The Company believes that although working capital requirements should grow in proportion to product shipment levels, the advance payments will reduce the need for working capital financing. The Company may negotiate a line of credit if and when it becomes appropriate, although no assurance can be made that such financing would be available, if needed.

     At December 31, 1997, the Company's accumulated deficit was reduced to $26,570,000 as a result of the profit recorded for the first nine months of fiscal 1998. Stockholders' equity increased by $4,008,000, to $8,067,000, during the first nine months of fiscal 1998 due to the $978,000 profit, the $1,886,000 (net of expenses) received by the Company from the sale of 200,000 shares of common stock in private-placement transactions in October of 1997, and $1,144,000 received by the Company for stock issued under the Employee Stock Purchase Plan and the 1991 Stock Option Plan.

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

     The Company is planning to install an additional $3 million of capital equipment and leasehold improvements in its card production facility by the end of July 1998. These assets are for the production of advanced optical cards with new features and for manufacturing-process improvements and will result in a production capacity of 8 million cards annually. The Company believes that an additional investment of about $7 million to $10 million in production equipment and automatic inspection equipment may be required to produce the more advanced optical cards at rates approximating 25 million cards per year. Currently, the Company intends to purchase such equipment incrementally as commercial orders for optical memory cards justify increased production capacity. The Company will make additional capital expenditures for cost savings and other purposes.

     During the fiscal 1998 first nine months, Company employees and consultants purchased from the Company 176,450 shares of registered common stock, at an average price of $6.24 per share, through the exercise of stock options under the Company's 1991 Stock Option Plan, which resulted in additional cash receipts to the Company of $1,101,000. As of December 31, 1997, Company employees and consultants held unexercised, vested, in-the-money options to purchase 575,517 shares of common stock at exercise prices ranging from $4.56 to $10.75 per share, for a weighted average of $7.31 per share. These stock options, if exercised, would provide the Company with cash in the amount of $4,207,000.

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


PART II.         OTHER INFORMATION

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the period for which this report is filed.

ITEM 6.          EXHIBITS AND REPORTS ON FORM 8-K

       (a)       Exhibit No.                Exhibit Description

                   27                       Financial Data Schedule

       The above-listed exhibit is filed herewith. No other exhibits are included in this report as the contents of the required exhibits are either not applicable to Registrant, to be provided only if Registrant desires, or contained elsewhere in this report.

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

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

                                 DREXLER TECHNOLOGY CORPORATION
                                 (Registrant)


Date: February 6, 1998           /s/Jerome Drexler
                                 -------------------------------
                                 Jerome Drexler, Chairman of the Board of
                                 Directors and Chief Executive Officer
                                 (Principal Executive Officer)

Date: February 6, 1998           /s/Steven G. Larson
                                 -------------------------------
                                 Steven G. Larson, Vice President of Finance
                                 and Treasurer (Principal Financial Officer
                                 and Principal Accounting Officer)

                                 EXHIBIT INDEX



Ex. 27              Financial Data Schedule