Form 10-K
period 1998-03-31
DREXLER TECHNOLOGY CORP
filed 1998-06-05
CIK 30140

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[Mark One]                          FORM 10-K

   [X]          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934 For the
                        Fiscal Year Ended March 31, 1998

                                       OR

   [ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                 For the Transition Period from ______ to ______

                        Commission File Number: 000-6377

                         DREXLER TECHNOLOGY CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                             77-0176309
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

1077 Independence Avenue, Mountain View, CA                        94043-1601
-------------------------------------------                        ----------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Based on the last trade price of the Company's Common Stock on The Nasdaq Stock Market on May 12, 1998 the aggregate market value of the voting stock held by non-affiliates of the registrant is approximately $142,680,000.

        Number of outstanding shares of Common Stock, $.01 par value, at
                             May 12, 1998: 9,678,597

                      DOCUMENTS INCORPORATED BY REFERENCE:
          Portions of the Proxy Statement related to Registrant's 1998
                 Annual Stockholders Meeting are incorporated by
                     reference into Part III of this report.

                                TABLE OF CONTENTS



                                                                                                      Page
                                                                                                      ----
                                     PART I

Item 1.  Business
             General Development of Business........................................................    3
             Financial Information about Industry Segments..........................................    4
             Narrative Description of Business......................................................    4
               LaserCard(R) Optical Memory Cards
                 Optical Data Storage...............................................................    4
                 The Drexon(R) Medium...............................................................    4
                 About the LaserCard................................................................    4
                 Writing and Reading the Cards......................................................    5
                 Card Storage Capacity..............................................................    6
                 Prerecording.......................................................................    6
                 Card Durability....................................................................    7
                 Card Security......................................................................    7
                 International Standards............................................................    8
               LaserCard Products
                 Card Manufacture...................................................................    9
                 Product Evolution..................................................................    9
                 Marketing and Technical Support....................................................    9
                 System Software....................................................................   10
                 The Role of VARs in Application Software...........................................   11
                 Reader/Writers.....................................................................   11
                 Multi-Card Workstations............................................................   11
                 Other Peripherals..................................................................   11
               Licensing
                 Basic Licenses and Upgrades........................................................   12
                 Card Manufacturing Licenses........................................................   12
                 Card Distribution and Other Licenses...............................................   12
               Competition
                 Other Technologies.................................................................   13
                 Other Optical Memory Cards.........................................................   13
               Other Matters
                 Research and Engineering Expenses..................................................   14
                 Patents and Trademarks.............................................................   14
                 Environment........................................................................   15
                 Year 2000 Disclosure...............................................................   16
                 Employees..........................................................................   16
               Risk Factors.........................................................................   16
               Comment Concerning Forward-Looking Statements........................................   19
Item 2.  Properties ................................................................................   19
Item 3.  Legal Proceedings..........................................................................   19
Item 4.  Submission of Matters to a Vote of Security Holders........................................   19

                                     PART II

Item 5.  Market for the Registrant's Common Stock and Related Stockholder Matters...................   20
Item 6.  Selected Financial Data....................................................................   21
Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations......   22
Item 8.  Financial Statements and Supplementary Data
             Report of Independent Public Accountants...............................................   26
             Consolidated Financial Statements......................................................   27
             Notes to Consolidated Financial Statements.............................................   31
             Quarterly Financial Information (Unaudited)............................................   38
Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.......   39

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.........................................   39
Item 11. Executive Compensation.....................................................................   39
Item 12. Security Ownership of Certain Beneficial Owners and Management.............................   39
Item 13. Certain Relationships and Related Transactions.............................................   39

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K...........................   40

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

      The Company's product line consists of LaserCard(R) optical memory cards, optical card data systems, and related system software. The Company's customers are mainly value-added reseller (VAR) companies throughout the world that develop commercial applications for LaserCard products. Target markets include consumer, business, and government applications for portable, recordable, secure, cumulative record cards. These applications include tamper-resistant ID cards, healthcare cards, secure access cards, warranty and maintenance records, and cargo manifests. Revenues also include fees from the occasional sale of nonexclusive licenses and/or royalties under such licenses, and occasional customer-funded programs for the development of new products related to optical memory cards.

      The history of the Company's optical data products business began while the Company was a supplier of consumable products to the semiconductor industry. Initially and for many years, the Company sold photomasks, photochemicals, and emulsion-coated glass photoplates for integrated circuit production. During experiments with emulsion-coated glass photoplates as a possible data storage material, Company personnel made discoveries which led to the development of a laser recording medium (trademarked Drexon(R)) which is comprised of pure silver metal particles suspended in a matrix.

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

      Over time, the Company's focus shifted to optical memory card product development, manufacturing, marketing, and licensing, and the Company sold the assets of two of its three semiconductor-related product lines. The Company began marketing optical memory card products through its subsidiary, LaserCard Systems Corporation (LSC), which launched a value-added reseller program for worldwide marketing and distribution of optical cards and card systems. This program led to small commercial card sales by several VARs by 1993. Also in 1993, the last semiconductor-related product line was discontinued, and optical memory card products, software, and systems represented the Company's sole product line. Meanwhile, the Company had established a card manufacturing facility with a designed production capacity of up to 25 million optical cards per year, depending upon card type and color-printing specifications. (For a discussion of card production capacity, please see "Management's Discussion and Analysis.")

      By the end of calendar year 1996, orders were at levels of 5,000 to 100,000 cards per order, and VAR companies were marketing the LaserCard internationally. However, the Company had not yet entered into long-term supply agreements with any of its customers and did not have a consistent, large backlog of orders for optical memory cards. In February of 1997, the Company received a $7.1 million order for 2 million optical memory cards to be used as "Green Cards" by the U.S. Immigration and Naturalization Service (INS). Largely due to this order, the Company achieved profitability on LaserCard operations for the first time in fiscal 1998. An additional $6.4 million order was received from the INS in December of 1997 for "Green Cards" and "Laser Visa" cards.

      Commercial applications for the LaserCard include:

     -  U.S. immigration "Green Cards"                    -  Laser eye surgery setup/key cards
     -  U.S. border crossing "Laser Visa" cards           -  Shopping logs/secure entry cards
     -  Other tamper-resistant ID cards                   -  Military cargo manifests
     -  Medical records/medical image cards               -  Vehicle repair/warranty cards

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

      A read/write optical data storage system is comprised of a medium onto which digital information is recorded using a laser, equipment which writes and reads the digital information (a "reader/writer"), system software, and application software. The Company produces and sells its data storage medium in the form of laser-recordable, optical memory cards. The Company does not manufacture reader/writers but purchases them from a licensed supplier and resells them to customers. The Company develops system software, and customers develop application-specific software.

      The general advantages of the Company's optical memory cards typically include high storage capacity relative to size, durability/portability, nonvolatility, low card cost, prerecordability, and security.

The Drexon Medium

      The Drexon(R) laser-recording medium was invented and patented by the Company for optical data storage. It consists of a thin, organic film or colloidal matrix which contains a thin layer of silver particles. Using proprietary and patented processes, the Drexon medium is produced by chemical conversion of photographic emulsions. This creates a gold-colored, mirror-like, reflective recording surface. As described under "Prerecording," Drexon allows data to be laser recorded, prerecorded using photolithography, or both.

      The Drexon medium is DRAW (direct-read-after write). DRAW media permit data to be read immediately after laser recording--for instantaneous checking of information. The Drexon medium also is classified as WORM (write-once, read-many times). This means that data can be laser written and read at any time, but once an area is recorded, that same area may not be over-written with new data. Thus, the Company's optical memory cards are not erasable but are recordable, correctable, and updatable.

      Data can be added to the Drexon medium over a period of days, weeks, or years. Previously recorded data is corrected or updated using software--the obsolete data is ignored by the system but remains permanently stored on the Drexon material as an audit trail of all data. (See "Card Security.") This audit feature is particularly desirable for applications such as secure identification/access cards and medical records cards. Additionally, because the Drexon medium is a nonvolatile/nonerasable data storage medium, it is not vulnerable to data loss or damage when exposed to electronic signals or magnetic fields.

About the LaserCard

      The Drexon laser-recording material is encapsulated within layers of electron-beam laminated polycarbonate plastic and then die cut. The resulting LaserCard is the size, shape, and thickness of a standard credit card, with ample flexibility to be carried in a wallet. The typical wholesale price to VARs is $4 to $5 per card when cards are ordered in the thousands.

      The LaserCard is designed primarily for carrying useful, time-saving, cost-saving, or life-saving data in the wallet and for sequentially recording information in a secure, permanent mode. It is targeted toward the following types of information systems:

- Data recording and transaction systems--for unitary records such as medical records and health cards, warranty/service records, cargo manifests, other databases, and transaction security

- Identification systems--for secure access cards and entry passes, immigration cards (e.g., INS "Green Cards" and border crossing "Laser Visa" cards), and other tamper-resistant ID cards

- Image storage systems--for medical images such as MRI (magnetic resonance imaging) studies, CT (computed tomography) scans, X-rays; and for document images, photographs, and graphics

Features of the LaserCard include:

-     Permanent/nonvolatile, recordable, updatable

-     Low cost per card

- Compact and durable card construction--highly flexible plastic, for wallet environment

-     High data storage capacity for its credit-card size

-     Off-line or on-line capability

-     High difficulty of forging, counterfeiting, tampering

-     Audit trail of all data and updates

- Computer-readable (digital) security options--such as biometric identifiers, user codes, photos, data encryption, digital data interleaved with images

- Visible security options added during card initialization/issuance--thermally printed text, photograph, images, OCR code; and laser-recorded "embedded holograms" of cardholder's name, photograph, etc.,

- Optional customer add-ons--integrated circuit (IC) chip, conventional hologram

- Factory-printed/prerecorded visual security options--logos, emblems, micro-images, watermarks

- Optional factory add-ons--magnetic stripe, signature panel, serial number, bar code

Writing and Reading the Cards

      A low-power, semiconductor-diode laser is used to write information onto the LaserCard. The laser is about the size of a thumbtack and is housed inside an optical card reader/writer that is connected to a personal computer. The LaserCard is inserted into a slot in the reader/writer. Information is recorded when the reader/writer focuses a laser beam through the upper clear layer of the card, forming microscopically small spots onto the Drexon optical stripe embedded within the structure of the card. The recorded spots represent digital data, the language of computers.

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

      A read/write optical data storage system is comprised of a medium onto which digital information is recorded using a laser, equipment which writes and reads the digital information (a "reader/writer"), system software, and application software. The Company does not manufacture reader/writers but purchases them from a licensed supplier and resells them to customers. The Company develops system software, and customers develop the application-specific software. The Company produces and sells its data storage medium in the form of laser-recordable, optical memory cards.

      The general advantages of optical card storage systems over magnetic or semiconductor memories typically include high storage capacity, durability, low cost per bit stored, and resistance to accidental erasure or data degradation by magnetic fields. Magnetic and most semiconductor media are updatable and erasable. The Company's optical cards are not erasable but are updatable and correctable. Permanent data storage is desired for a number of uses--such as ID, medical, access, and cargo manifest cards. The Company believes that updatable, permanent-record, optical memory cards will constitute an important segment of the market for portable data storage.

      As mentioned previously, system software enables the LaserCard user to write, read, delete, correct, and update data as if the LaserCard were a floppy disk. However, unlike a floppy disk, which allows rerecording directly over erased data, the LaserCard maintains old and new data--providing a permanent, verifiable, audit trail.

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

      A portion of the LaserCard's storage capacity is used for the error detection and correction code (EDAC), a method routinely used throughout the computer industry to compensate for errors from physical damage to data files. Data-storage capacity also is determined by data compression and the type of data encoding technique used. Thus, the storage capacity of the optical card varies based on the type of data stored, EDAC, spot size, data compression, encoding technique, reader/writer configuration, and format.

      A byte is a unit of computer storage--the amount of memory needed to store a single number or letter. A megabyte is one million bytes; a kilobyte is one thousand bytes. The standard LaserCard has a total data capacity of 4.1 megabytes and, after EDAC, a user data capacity of 2.86 megabytes. This represents about 350 times the storage capacity of an 8 kilobyte IC chip card and over 2,800 times the capacity of the standard 1 kilobyte IC chip card. Magnetic-stripe cards (for example, bank cards) are capable of holding 0.2 to
0.9 kilobytes--which is less than .03% of a standard LaserCard. A special 6.6 megabyte capacity LaserCard (4.2 megabytes of user data capacity) has been used by a customer for storing medical MRI images. Regardless of its storage capacity, the LaserCard is identical in size to a credit card.

Prerecording

      Another feature of the LaserCard is its recordability both during the card manufacturing process and afterward. Since photographic film is the base material from which Drexon is made, photolithography is used during the manufacturing process to prerecord optical digital data and formatting (tracks and other indicia) while the film is still photosensitive. Later, after the film is processed to become Drexon and made into cards, data can be laser recorded at any time--over a period of years (for example, a health history) or over a period of minutes (for example, a set of medical MRI studies).

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

      The Drexon material's ability to be prerecorded is utilized not only for formatting the LaserCard but also to add security features such as special codes, micro-line printing of text, watermarks, graphics, emblems, etc.

Card Durability

      Unlike other types of storage media, the LaserCard can be manufactured to withstand temperatures of 100 (degrees) C (212 (degrees) F) for extended periods. In addition, the LaserCard's ability to withstand flexure exceeds that of conventional credit cards. And, since the LaserCard is a nonvolatile data storage medium, it is unaffected by static electricity, application of voltage, or other electromagnetic interference. Testing has indicated that, when protected by an appropriate envelope, the LaserCard is not normally damaged by the usual dust particles, grime, and scratches common to any type of card in a wallet environment. The ISO/DELA Standard, discussed below, uses a pit center data detection scheme for the highest reliability in reading and writing, coupled with a powerful EDAC code to maximize the life of the LaserCard.

      Commercial LaserCard applications are underway, a number of field trials/pilot programs have been started, and extensive product evaluations have been successfully completed. However, the LaserCard has only undergone limited commercial use. The longest running commercial LaserCard programs have been the U.S. Department of Defense "Automated Manifest System" (since 1993) and the VISX, Inc. eye surgery system VisionKey(R) card (since 1992).

Card Security

      The level of data security used with the LaserCard will depend upon the application. Storing automobile maintenance records requires little or no data security, whereas very high security features can be employed to protect confidential information such as medical records and other personal data. The LaserCard's high storage capacity accommodates multiple, nonerasable, security safeguards in addition to all of the user data and an audit trail. These measures include both eye-readable and computer-readable security features to enhance counterfeit-resistance, data security, and confidentiality.

      Using photolithography, eye-readable micro-images can be factory prerecorded onto the LaserCard's optical stripe as deterrents against counterfeiting--for example, complex optical watermarks, emblems, seals, and logos. Later, using digital identification technology and commercially available thermal printers, visual data and images such as the cardholder's name and address, a face photograph (in full color or black and white), signature, or other information can be thermally printed directly onto the back of the LaserCard at the time the card is initialized (i.e., during card issuance). In addition, various other security options that can be added to the LaserCard include conventional holograms, serial numbers, bar codes, optical character recognition (OCR), and the like.

      For maximum counterfeit-resistance, the LaserCard also uniquely offers laser-embedded, personalized "holograms" which are visual micro-images (typically the face photograph, name, signature, number, etc., relating to the specific card or cardholder). The cardholder-specific "hologram" is laser recorded by the card issuer onto the card's interior reflective layer (through the transparent surface that protects the Drexon optical memory stripe). No field equipment is needed to view the "hologram." Because its is embedded, the "hologram" cannot be erased or changed, since the optical memory stripe is nonerasable and cannot be removed without destruction of the card. The eye-readable

"holograms" require no field equipment to be visible. The "hologram" is an unalterable visual validation of the same cardholder-specific images and data that are thermally printed elsewhere on the card. They also offer an even more powerful weapon against counterfeiting--the "hologram" itself can contain a computer-readable, interleaved digital file that validates the card-personalization data.

      Various computer-readable security safeguards that can be used with optical memory cards include digitized color photographs; biometric identifiers such as digitized signatures, fingerprints, and hand geometries; biographic data; and one or more personal identification numbers (PINs). Combinations of these and other security features can be recorded onto the card when it is initialized by the card issuer, for later authentication of the card when it is in actual use. Also, the Company can prerecord dedicated card/equipment digital interface codes onto the cards' embedded storage stripe during the card production process, so that unauthorized cards will not function in dedicated equipment, or vice versa.

      If desired, data storage on the LaserCard can be segmented according to confidentiality level (for example, patient records separated from insurance information or pharmacy records) so that access to each type of data can be controlled separately. In addition, the software industry has developed products to protect computer-based data against unauthorized access; these software products and other techniques can be used with the LaserCard as well. Furthermore, for applications that warrant cryptography, all data can be recorded onto the LaserCard using data encryption algorithms.

      Because the LaserCard contains nonvolatile, WORM memory that cannot be physically erased, the card can hold a complete audit trail of data, changes, updates, and deletions. This can be achieved through software--to allow access to previously recorded files and, if desired, to record all attempts to access data from the LaserCard.

International Standards

      Standardization of optical memory cards allows interchange of the digital information encoded on the cards and facilitates compatibility among optical memory card systems. The Company is actively involved in optical card standards in the United States and internationally. The standard format under which the Company's optical memory cards operate is called the DELA Standard.

      Shown below is the current status of optical memory card standards activities under ISO/IEC (the International Organization for
Standardization/International Electrotechnical Committee) and under ANSI (the American National Standards Institute):

- ISO/IEC 11693 describes the general characteristics of optical memory cards. This approved international standard was published in 1994.

- ISO/IEC 11694-1 describes the physical characteristics of the card, such as height, width, thickness, etc. This approved international standard was published in 1994.

- ISO/IEC 11694-2 describes the dimensions and location of the accessible area--the area on the card where data writing/reading occurs. This approved international standard was published in 1995.

- ISO/IEC 11694-3 describes the optical properties and characteristics of the card and provides technical specifications which allow interchange. This approved international standard was published in 1996.

- ISO/IEC 11694-4 describes the logical data structure on the card and defines the method of writing and reading card data. This approved international standard was published in 1996.

- In the United States, ANSI has adopted all of the above ISO Standards as ANSI/ISO Standards.

      The LaserCard optical memory card system, featuring the DELA Standard format, complies with all documents listed above. (For additional information, see "Competition.")

LASERCARD PRODUCTS

Card Manufacture

      Optical memory cards are manufactured in Mountain View, California. As explained in "Management's Discussion and Analysis," the Company's optical memory card manufacturing facility is designed for a production capacity of up to 25 million optical cards per year, depending upon type of card and color-printing requirements. The Company manufactured approximately 2.3 million cards in fiscal 1998 and 456,000 cards in fiscal 1997 for commercial sales. The Company also produces additional quantities of cards for distribution at trade shows as marketing samples.

      The ability to produce optical memory cards in high volume in the Company's card manufacturing facility will be dependent upon maintaining sources of supply of certain materials meeting the requirements for quality, quantity, and price. Such materials include special photographic films which are commercially available solely from the Eastman Kodak Company, of the United States. The Company believes that Kodak will continue to supply such photographic films to the Company on a satisfactory basis. Plastic films used in optical card production are available from one supplier in the U.S. and from multiple foreign suppliers. Processing chemicals, inks, bonding adhesives, and packaging materials are obtained from various U.S. and foreign suppliers.

      To ensure adequacy of raw material supplies, the Company attempts to establish ongoing relationships with principal suppliers and maintains information about alternate suppliers. The Company stocks reasonable inventory levels of raw materials that are consistent with current expected demand, order-to-shipment lead times, and minimum order quantities. To enable the Company to plan raw material inventory levels, quotations to potential customers generally are based upon certain advance payments to the Company.

Product Evolution

      The Company continues to upgrade its optical memory card products. It has been able to adjust card production to meet evolving international standards and for adding signature panels, sequential serial numbers, bar codes, magnetic stripes, and laser-recorded "embedded holograms" to optical cards for certain applications. In addition, "chip ready" optical memory cards can be purchased from the Company, for insertion of IC chips to create what the Company has termed Smart/OpticalTM cards. The Company expects its products to continue to evolve to meet changing market needs or to create new markets for optical memory cards.

Marketing and Technical Support

      LaserCard Systems Corporation (LSC), a wholly owned subsidiary of Drexler Technology Corporation, markets the Company's products, primarily through an international network of value-added resellers (VARs). VARs may add value in the form of services, application-specific software, personal computers, or other peripherals, and then resell these products, integrated into systems, to end-user customers.

      LaserCard marketing offices are located in Mountain View, California; Paris, France; and Zurich, Switzerland. In addition, general management and technical personnel work closely with the Company's marketing staff. A key function of the marketing organization is to attract and qualify new VARs and provide customer support and products to the VARs, thus generating revenues from the sale of optical memory card products domestically and internationally.

      During fiscal 1998, the Company sold LaserCard products to approximately 38 customers located in seven states and 20 foreign countries. Outside of the United States, sales of the Company's LaserCard products and licenses in fiscal 1998, 1997, and 1996 were 10%, 35%, and 42%, respectively, of net sales. The Company believes that international markets will continue to be an important source of license revenue and product sales. Substantially all foreign product sales are made through the VAR network, whereas licensing activity is conducted directly by the Company.

      Under nonexclusive distribution agreements with LSC, the VARs purchase the Company's optical cards, LSC's system software, optical card reader/writers made by a licensee of the Company, and other peripherals. LSC also provides customer technical support related to optical memory card system integration, software, sales, and maintenance. This technical support is provided by a staff of administrative, software, and engineering professionals.

System Software

      System software controls or facilitates the basic operations and read/write functions of optical memory card reader/writers so that they can interface directly with personal computers (PCs). LSC develops LaserCard-related system software such as device drivers, file system DLLs (dynamic link libraries), and custom software tools to enhance reader/writer integration. LSC also offers contract service support to VARs that require custom programming in the development and integration of their LaserCard applications. In addition, LSC provides software for demonstrating archival, medical, and security concepts involving the LaserCard, and software-development tools for related peripherals. (Also see "The Role of VARs in Application Software.") The Company continues to upgrade its system software capabilities.

      Windows(R) 3.x/DOS Device Driver. A device driver is system software that translates operating system commands so that the reader/writer emulates a floppy disk drive. LaserCard device drivers save VARs and their customers considerable custom software development time because existing application software can be modified easily to work with the LaserCard. LSC's first device driver was a DOS (disk operating system) device driver for using LaserCard-equipped personal computers under the DOS platform and with Windows 3.x.

      Windows(R) NT Device Driver. The Windows NT device driver, developed by LSC's software staff, allows the Company's optical memory card to be used with computer networks under Windows NT, a widely used network operating system. The Windows NT device driver offers these features:

- Provides compatibility between device drivers--files written to the LaserCard using the DOS/Windows 3.x driver are compatible with Windows NT driver, and vice versa

- Enables use of LaserCard with network software sold by Microsoft, Novell, and others

-     Supports multi-tasking applications and background reader/writer operation

- Facilitates the first-ever connectivity of optical card reader/writers to multiple hardware platforms (such as Intel x86, DEC Alpha, IBM Power PC)

-     Functions with Windows NT application software programs

      SCSI Driver/Adapter. System software available from LSC also includes SCSI (small computer system interface) host adapters and device drivers for connecting the LaserCard reader/writer to a personal computer. Consisting of a software data format (driver) and a hardware add-on (adapter), this product facilitates the interchange of data among different types of ISO/DELA Standard optical card reader/writers.

      LaserCard File System (LCFS) Software. The LCFS is a complete software development package that supports Windows 3.x, Windows(R) 95, and Windows NT. Optical card applications can be developed using LSC's LaserCard File System DLL for additional security and to optimize the LaserCard's WORM recording medium without the constraints of a DOS or Windows file structure. The LCFS is not part of an operating system (as device drivers are) so access to the card is available only from the application that created the data on the card or from a related application. The following are features of the LaserCard File System
DLL:

- Enables use of the LaserCard with database management systems from Microsoft, Oracle, Sybase, and others

- Permits writing of LaserCard application programs under software languages such as Visual Basic, C++, and others

- Generates up to 16 partitions for highly secure, password-protected, multiple-application cards

-     Enables LaserCard file format to be operating-system independent

-     Supports multiple sector size recording to optimize data capacity

      Note: Windows, Windows 95 and Windows NT are trademarks of Microsoft Corporation.

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

Reader/Writers

      Under a royalty-bearing license purchased from the Company, commercial quantities of ISO/DELA Standard format optical card reader/writers are available from Nippon Conlux Co., Ltd. ("Conlux"). This supplier (a public company listed on the First Section of the Tokyo Stock Exchange) sells its reader/writers to the Company under a nonexclusive distribution agreement. The Company then incorporates the Conlux reader/writers into systems for sale to customers. The Company sells reader/writers for a few thousand dollars per unit, and these units generally include the Company's device driver software. The yen/dollar exchange rate affects the price of reader/writers, since they are purchased in Japanese yen. In principle, price reductions due to production economies of scale, volume price breaks on components, and other volume manufacturing cost savings can be achieved when production shifts from small-scale to large-scale volumes.

Multi-Card Workstation

      In fiscal 1998, the Company delivered six multi-card workstations that can read/write a variety of data cards. The multi-card workstation was developed by the Company for a U.S. government application under an $820,000 contract received from an existing customer. The Company has the right to manufacture the workstation and to market it to other customers.

      The multi-card workstation functions in conjunction with a personal computer (PC). LaserCard optical memory cards used with the workstation contain a narrower optical memory stripe that is capable of storing over 1 megabyte of user data. The card workstation also can read and/or write conventional magnetic-stripe cards, OCR-B (optical character recognition) symbology, 2-dimensional bar codes, and smart cards having a microcontroller chip that contains a microprocessor and semiconductor memory.

      The multi-card workstation also is capable of writing and reading data to and from a single "Smart/Optical(TM) card"--a card containing both a microcontroller/microprocessor chip and an optical memory stripe. In general, the Smart/Optical card, like a tiny PC, could be used for a wide variety of applications by utilizing its microprocessor for transaction processing and its optical memory for data storage. By combining two or three technologies, a single card could house multiple applications such as Internet electronic commerce, medical insurance, financial transactions, medical/health records, identification, admission tickets, and airline- and travel-benefits programs.

Other Peripherals

      LSC also purchases and resells the following application-specific peripherals:

- Thermal card printers for printing eye-readable photo, logos, and text in black and white or color (using consumable printing ribbons)

- Digital biometric identity verification systems (hand geometry, fingerprint, and signature verification systems) for comparing a unique biometric identifier stored on the LaserCard with that of the card user

-     X-ray scanner

- Electronic digital camera with video capture board for storing computer-readable photos in color

LICENSING

      The Company has developed a portfolio of U.S. and foreign patents which have generated significant revenues in the form of license agreements related to optical memory cards and equipment for using the cards. The Company's patent licensing program is directed mainly toward licensing the manufacture of optical card reader/writers and, in a few special cases, manufacture of the optical cards themselves.

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

      Initial license fees charged by the Company for its licenses vary based on the rights and benefits of each license. License fees are unconditional and nonrefundable and no significant obligations remain unfulfilled by the Company under the licenses. The Company conducts its licensing efforts on a selective basis; the timing, number, type, and magnitude of future license sales, if any, cannot be predicted. The Company no longer relies on license fees to finance operations.

Basic Licenses and Upgrades

      The Company has sold limited-term, nonexclusive, basic licenses to over 25 companies worldwide. Each such license involved a one-time license payment and no royalties. The basic license included certain technical knowhow, information, and nonexclusive licenses under certain patents, owned by the Company, involving equipment for reading and writing optical memory cards. Some of these licenses include card distribution rights for the purchase of optical memory cards, for use or resale, at the Company's most favorable pricing. The Company also has sold five nonexclusive, royalty-bearing license upgrades related to equipment for reading and writing optical memory cards. The upgrade extends the term of the basic license and covers equipment patents issued to the Company after the date limits of the original basic license agreements. No basic licenses or upgrades have been sold since 1989.

Card Manufacturing Licenses

      Two nonexclusive, royalty-bearing, patent licenses have been sold by the Company for optical memory card manufacture--one in fiscal 1989 and one in fiscal 1991. The fee for each card manufacturing license was $10 million plus long-term, periodic royalty payments to the Company. The 1989 license sale was to Canon Inc., which previously also had purchased a basic license from the Company. The 1991 optical memory card manufacturing license was sold to Optical Memory Card Business Corporation ("OMCBC"), a Japanese company formed by Dai Nippon Printing Co., Ltd. and three reader/writer equipment licensees of the Company--Nippon Conlux Co., Ltd., Olympus Optical Co., Ltd., and Omron Corporation. As described under "Competition," OMCBC is a second source (alternate) supplier for optical memory cards compatible with the Company's cards. The Company may consider the sale of additional such licenses, but the future sale or timing of any licenses cannot be predicted or inferred from past events.

Card Distribution and Other Licenses

      A card distribution license entitles the licensee to purchase optical memory cards from the Company at the most favorable pricing, for use or resale. Card prices to licensed distributors are typically 10% to 15% below VAR pricing for optical cards having similar data capacity, printing complexity, formatting complexity, specifications, tolerances, quality, quantity, and delivery times. No card distribution licenses were sold in fiscal 1998 or 1997; however, a fiscal 1998 agreement licensed the Company's Canadian patent covering motion picture digital sound, with certain rights for conversion to other license rights. In fiscal 1996, a $200,000 fee payment was received toward the purchase of an optical memory card distribution license in conjunction with a trademark license.

COMPETITION

Other Technologies

      Depending on the application, optical memory cards compete with certain other portable data storage cards used for the storage and transfer of digital information. In addition, in countries such as the United States and Japan, where the telecommunications infrastructure is extensive and low cost, it is possible that centralized databases and wide-area networks may limit the penetration of optical memory cards into some potential markets. Also, since the optical memory card is not widely commercialized, some potential customers may choose to employ technologies that have been in use longer. The Company believes that the LaserCard's storage capacity, read/write capability, performance/cost ratio, rugged card construction, portability, ability to store an audit trail, and resistance to counterfeiting and tampering make the LaserCard a viable choice for a number of card applications. Examples include medical records/medical image cards, high-security ID card systems, and warranty/maintenance cards.

      IC Cards. The LaserCard competes in some applications, such as the medical records market, with cards that contain an integrated circuit (IC) memory and/or a microprocessor. They are known as "smart cards" or "IC cards" or "chip cards." They are susceptible to damage by electrical discharges and also can be more vulnerable to unauthorized access and duplication. The IC card can be more easily damaged in everyday use, whereas the Company's card construction and the use of polycarbonate plastic make the LaserCard more rugged. Also, an 8-kilobyte IC card can store only about 1% of the amount of data storable on a LaserCard. (See "Card Storage Capacity" for memory comparisons.) IC card prices and performance vary widely. The IC card uses a much lower cost reader/writer than is used with an optical card, whereas a typical smart card containing an 8-kilobyte IC and a microprocessor is higher priced than the Company's 4.1 megabyte optical memory card.

      Because of their low-priced reader/writer, IC cards containing an 8-kilobyte IC and a microprocessor are very competitive, particularly in one-card-per-reader/writer systems and in the markets for financial transaction systems. The IC card has a greater installed base outside the U.S.A. (it was invented five years before the LaserCard). Low-storage capacity IC cards are currently used as payphone cards and point-of-sale cards, particularly in Europe. Low-storage capacity cards for payphones and for debit/cash card systems (recently introduced into the U.S. banking industry) are not markets for the Company's cards. However, for multi-application cards, secure electronic commerce applications, and some patient record applications, the Company offers "chip ready" optical memory cards to which an IC can be added (called Smart/Optical(TM) cards).

      Other Card Products. Read/write magnetic-stripe cards, read-only-memory
(ROM) bar code cards, and ROM symbology cards compete with the Company's optical memory cards for certain markets, such as identification cards. However, the Company's cards have significantly higher storage capacity and offer unique security features to deter counterfeiting. Magnetic-stripe cards are relatively easy to duplicate and, because they are erasable and re-recordable, are highly susceptible to unauthorized erasure and alteration. ROM bar codes on cards and other symbology cards store relatively small amounts of data compared to the LaserCard and cannot be recorded on after they are issued. However, alternative technologies such as magnetic stripes, IC chips, and bar codes/symbology can be incorporated into the Company's optical memory cards, thereby adding additional performance features to the LaserCard.

      There also are high capacity, high cost storage cartridges called PCMCIA (Personal Computer Memory Card Industry Association) cards, or "PC cards," that are used in personal computer applications, for example, data-storage devices for portable computers. Because they are structurally rigid, thick, and significantly higher in cost, PC cards are not considered competitive with the LaserCard for wallet-card applications.

Other Optical Memory Cards

      Under royalty-bearing licenses from the Company, two Japanese firms, Optical Memory Card Business Corporation (OMCBC) and Canon Inc., make and sell read/write optical memory cards in competition with the Company. The Company's LaserCard utilizes the ISO/DELA format developed by the Company in conjunction with a group of its licensees, and the Canon optical memory card uses the ISO/SIOC format developed by Canon. Although both card formats meet the ISO Standard, the Company's ISO/DELA format and the Canon ISO/SIOC format are not functionally compatible. The Company believes that its ISO/DELA format offers some performance advantages over Canon's ISO/SIOC format. The Company also believes that, through its LaserCard Systems subsidiary, it currently offers competitive advantages in areas such as system integration, system software, and customer support services.

      Optical card reader/writers using the ISO/DELA format are manufactured by Conlux, a licensee from which the Company purchases reader/writers for resale. (See "Reader/Writers") Canon-produced reader/writers use the ISO/SIOC format. Another licensee of the Company, Olympus Optical Co., of Japan, is capable of producing reader/writers compatible with DELA, SIOC, or its own proprietary, non-standard format but is not known to be selling ISO/DELA format reader/writers at this time.

      The Company produces ISO/DELA format cards. Dai Nippon Printing Co., Ltd. (the principal owner of OMCBC) produces optical memory cards using the ISO/SIOC format, as well as cards using the ISO/DELA format, and is capable of producing the non-standard Olympus format. The Company's current worldwide market share for optical memory cards exceeds that of its competitors. At least several times as many ISO/DELA cards than have been manufactured and sold than ISO/SIOC format cards. Nevertheless, ISO/SIOC format cards and reader/writers have been sold in competition with Company products, although in smaller quantities so far. The Company believes that if Canon and Olympus continue their marketing programs, they should begin to obtain material orders for cards and equipment. The Company anticipates that a number of optical memory card programs will be dedicated applications for defined groups of users and, thus, various types of optical-card formats will coexist. However, the resources for marketing of Canon, Olympus, and Dai Nippon Printing are substantially greater than those of the Company.

      Additional entrants into the read/write optical memory card industry could expand the overall size of the market and also could result in licensing opportunities for the Company. In the past, a number of firms have disclosed the development of alternative optical cards, including Asahi Chemical, Optical Recording Corporation, Polaroid, Sony, and Toppan Printing. However, the Company is not aware of any current optical memory card-related commercial activities by these firms.

      Please see "Patents and Trademarks" for a discussion of Optical Read-Only-Memory (OROM) cards, which do not compete with read/write optical memory cards but may involve certain patents owned by the Company.

OTHER MATTERS

Research and Engineering Expenses

      In fiscal years 1998, 1997, and 1996, research and engineering expenses, excluding customer-funded engineering programs, approximated $435,000, $938,000, and $1,092,000. The manufacturing facility is used both for engineering and card manufacturing. Therefore, facility costs (depreciation expense, building lease payments, and other costs) are allocated between manufacturing and engineering based on the level of manufacturing activity. (For further information, please see "Management's Discussion and Analysis.")

Patents and Trademarks

      As of March 31, 1998, the Company owned approximately 50 U.S. patents relating to optical data storage (including media, optical cards, formats, equipment, systems, and the utilization of optical storage media). Counterparts of certain U.S. patents have been issued as patents in a number of foreign countries, and the Company has applied for additional foreign patents corresponding to U.S. patent applications. However, the Company owns certain U.S. patents as to which foreign counterparts have either not been filed or the prosecution has been terminated without issuance of the foreign patents. Also, from time to time, the Company elects to allow some of its U.S. or foreign patents to expire when maintenance fees become due, if the patents are deemed no longer relevant. In addition to its patents, the Company has chosen to protect as trade secrets, rather than by patents, some refinements to the Drexon medium and cards and knowhow related to their manufacture.

      The Company's United States patents have expiration dates ranging from 2002 to 2012, with the majority expiring during the first half of this period. Counterpart patents in foreign countries also expire during that period. Under its license agreement with the Company for manufacture of optical memory cards, OMCBC's obligation to pay royalties to the Company for use of the licensed patents ceases on December 31, 2003. Canon's royalty obligations in connection with its licenses to manufacture optical memory cards and reading and writing equipment expire on December 31, 2008. Other royalty-bearing licenses sold by the Company related to equipment for reading and writing optical cards provide for royalty payments to cease on the last expiration date of the licensed patents.

      The Company is unable to determine whether there would be a material, adverse effect on royalties in the event of expiration or unenforceability of its patents, because the Company's royalty revenues are not significant at this time. The Company also cannot predict whether the expiration or invalidation of its patents would result in the introduction of competitive products which would affect its future revenues adversely. The Company is not aware of any optical card products in commercial use which otherwise would infringe its patents in countries where the Company might have difficulty enforcing its patents or has no patent protection.

      The Company presently intends to pursue any infringement of its patents either by litigation, arbitration, or negotiation. However, there can be no assurance that any of the Company's patents will be sufficiently broad in scope to afford protection from products with comparable characteristics that may be sold by competitors in the future. There also can be no assurance that the validity of any patents actually granted will not be challenged. In 1992, the claims of three of the Company's issued U.S. patents successfully passed re-examination proceedings in the U.S. Patent and Trademark Office (USPTO) after a two-year review by the USPTO's Board of Patent Appeals and Interferences.

      Motion Picture Digital Sound. The Company believes that two of its optical data storage U.S. patents apply to the motion picture industry in connection with using CCD (charge-coupled device) arrays for reading digital sound signals from optically stored digital data on motion picture film. The Company has notified some of the probable infringers and has been attempting to license the two patents and in 1996 offered to submit the patent infringement complaints to binding arbitration.

      OROM Card Systems. Optical Read-Only-Memory (OROM) cards cannot be recorded by the end user (consumer) but are compact, high-storage capacity, data carriers. OROM cards, currently under development by Ioptics, Inc., would be approximately 2 millimeters thick and relatively rigid compared with the Company's 0.8-millimeter-thick, flexible cards. According to an April 1998 press article, Ioptics' current OROM demonstration units use glass media as cards and CCD-based sensors for reading data from the cards. Because OROM cards are not read/write cards, they would not compete directly in applications for which the Company's read/write cards are being used. Instead, if they become commercially viable, OROM cards would be used for the distribution of software, video games, databases, etc., for hand-held personal computers. The Ioptics plan is to have data stamped onto plastic cards for high-volume applications or stored on a laser-recordable layer of the card using special laser-writing equipment for smaller volume applications. It has been reported that Microsoft Corporation is working with Ioptics on an OROM card system, to be used in a future mini-notebook computer that would run on Windows CE 2.0 software. This is the first time that Microsoft has been reported as showing support for optical memory cards. The Company has advised Microsoft that it probably could be infringing as many as five of the Company's U.S. patents plus foreign counterparts and has offered Microsoft a worldwide patent license on terms and conditions normally offered to companies that have not infringed the Company's patents.

      There is no assurance that any of the Company's patent licensing efforts will be successful. The Company no longer relies on license fees to finance operations.

      Trademarks. LaserCard(R) and Drexon(R) are federally registered trademarks of Drexler Technology Corporation.

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

Year 2000 Disclosure

      To ensure that the Company's computer systems are Year 2000 compliant, the Company has begun preparing for the Year 2000 issue. The Company has been reviewing each of its financial and operating systems to identify those that contain two-digit year codes. The Company is assessing the amount of programming required to upgrade or replace each of the affected programs, with the goal of completing all relevant internal software remediation and testing by the end of calendar year 1998, with continuing Year 2000 compliance efforts through 1999. Based upon current information, the Company does not anticipate costs associated with the Year 2000 to have a material financial impact. However, there can be no assurances that there will not be interruptions or other limitations of financial and operating systems functionally or that the Company will not incur significant costs to avoid such interruptions or limitations. Costs incurred relating to the Year 2000 issue will be expensed by the Company during the period in which they are incurred. The Company's expectations about future costs associated with the Year 2000 issue are subject to uncertainties that could cause actual results to have a greater financial impact than currently anticipated. Factors that could influence the amount and timing of future costs include the success of the Company in identifying systems and programs that contain two-digit year codes, the nature and amount of programming required to upgrade or replace each of the affected programs, the rate and magnitude of related labor and consulting costs, and the success of the Company's customers and suppliers in addressing the Year 2000 issue.

Employees

      As of March 31, 1998, the Company and its subsidiaries employed 85 persons (including four executive officers). This workforce consisted of approximately 66 persons in administration, marketing/sales, manufacturing, and research and engineering, plus approximately 19 temporary personnel mainly for quality assurance inspection of cards. None of the Company's employees is represented by a labor union.

RISK FACTORS

Early Stage of Product Commercialization

      Commercial Status. The Company has invested considerable resources in the development of optical memory cards and related equipment and system software. These products entered the commercial stage through the Company's VAR (value-added-reseller) network, which was initially launched in 1991; and, in 1993, optical memory card products, software, and systems represented the Company's sole product line. During fiscal 1998, the Company sold approximately
2.3 million optical memory cards, related equipment, and system software through its subsidiary, LaserCard Systems Corporation, to approximately 38 customers located in seven states and 20 foreign countries. The Company currently makes and sells optical cards in varying quantities, with orders typically ranging from 5,000 to 150,000 cards per order, with the exception of two 2-million-card orders. High-volume orders for optical memory cards require the VAR companies to develop customers and applications, or to obtain significant follow-on orders from customers whose programs are already underway. The frequency and size of such orders cannot be predicted. The Company has received orders from the U.S. Immigration and Naturalization Service ("INS") totalling $13.5 million for 4 million cards, with deliveries scheduled monthly through December of 1998.

      Reliance on a Single Customer. The Company is heavily dependent on INS orders for "Green Cards" and "Laser Visa" cards. These orders provide the largest component of the Company's currently anticipated card production. The Company could encounter equipment, raw material, quality control, or other production problems under high-volume production of this magnitude. Also, as is the case in all U.S. government procurement, the government reserves the right to change specifications, delay deliveries, and cancel all or part of the orders. The Company believes that follow-on orders should be forthcoming; however, the Company could experience difficulty in the future if it does not receive ongoing orders for INS cards or find additional customers.

Sources of Supply

      Raw Materials. The Company does not have the technology or resources to manufacture certain raw materials used in the manufacture of optical memory cards; accordingly, its ability to produce the cards will be dependent upon maintaining sources of supply of such raw materials meeting its requirements for quality and quantity.

      Reader/Writer Availability. Optical card reader/writer availability is essential for the viability and growth of the optical memory card business. Nippon Conlux Co., Ltd. ("Conlux"), a Japanese company, is currently the only supplier of reader/writer equipment for DELA-standard format cards, which are the type of card manufactured by the Company and a licensed second-source card manufacturer. DELA Standard format cards comprise the majority of optical memory cards sold in the world marketplace to date. Two other licensees of the Company have the technical capability to produce reader/writers compatible with the Company's optical memory cards, but are not manufacturing them. If Conlux were to curtail manufacture of reader/writers, the Company would allocate its incoming shipments of such devices among incoming orders from established customers. Conlux has not developed its own optical memory card and is not known to be doing so. Its customers continue to rely on cards manufactured by the Company or, particularly with respect to Japanese customers, by Optical Memory Card Business Corporation ("OMCBC"), a Japanese licensee of the Company, of which Conlux is a minority owner. The Company sells Conlux reader/writers for a few thousand dollars per unit, and these units generally include the Company's device-driver software. The Company believes that card-related revenues would grow more rapidly if card reader/writers are produced and sold in volume at lower prices than at present. However, the Company can give no assurance that increased reader/writer production will occur in the near term or that high-volume sales and correspondingly lower prices will result. Furthermore, the yen/dollar exchange rate affects the price of reader/writers, since they are purchase in Japanese yen. In addition, if market demand increases sharply over a short period of time, an initial shortage of reader/writers could result.

Limited Capital Resources

      Prior to fiscal 1998, the Company did not generate net cash from operations after expenses. For fiscal 1998, the level of revenues was sufficient to generate cash from operations after expenses, excluding fluctuations in operating assets and liabilities, primarily due to card sales for U.S. government use. No assurance can be made that this level of sales will continue beyond the term of the existing INS card orders. The Company believes that it should receive additional orders from the INS, but no assurance can be given that such orders will be forthcoming. The Company generally obtains advance payments, in whole or in part, from customers prior to the time of manufacturing items made to customer specifications. The Company believes that, although working capital requirements should grow in proportion to increased product order and shipment levels, the advance payments will reduce the need for working capital financing. However, the Company may require financing for capital expenditures to increase production capacity and for other reasons. In addition, the Company has not established a line of credit, and no assurance can be made that the Company will be successful in obtaining a line of credit should it become necessary to do so. During fiscal 1998, the Company generated cash of $1,850,000 on the sale of 283,600 shares of common stock to Company employees through the exercise of stock options under the Company's 1991 Stock Option Plan. Also during fiscal 1998, the Company received approximately $1,900,000 from the sale of 200,000 shares of common stock divided among three investors; there is no assurance that such financing could be repeated on similar terms.

Historical Losses

      As of March 31, 1998, the Company had an accumulated deficit of $25,717,000. The Company operated profitably for fiscal 1998, primarily as a result of card sales for a U.S. government application. The Company operated at a loss during the previous four fiscal years. The Company is relying upon its optical card technology to generate future product revenues, earnings, and cash flow. Losses could recur if U.S. government orders decrease and there are delays in other customers' development of optical-card-based programs and corresponding commercialization of the Company's optical cards and related products.

Stock Price Volatility

      The price of the Company's common stock is subject to significant volatility due to fluctuations in revenues, earnings, capitalization, liquidity, press coverage, and financial market interest. Some of these factors may be exacerbated because the Company operates solely in the optical memory card products industry, which is in the early stages of commercialization.

Competition

      Read/Write Optical Memory Cards. Under royalty-bearing licenses from the Company, two Japanese firms, Optical Memory Card Business Corporation (OMCBC) and Canon Inc., make and sell read/write optical memory cards in competition with the Company. The Company's LaserCard utilizes the ISO/DELA format developed by the Company in conjunction with a group of its licensees, and the Canon optical memory card uses the ISO/SIOC format developed by Canon. Although both card formats meet the ISO Standard, the Company's ISO/DELA format and the Canon ISO/SIOC format are not functionally compatible. The Company believes that its ISO/DELA format offers some performance advantages over Canon's ISO/SIOC format. The Company also believes that, through its LaserCard Systems subsidiary, it currently offers competitive advantages in areas such as system integration, system software, and customer support services. Optical card reader/writers using the ISO/DELA format are manufactured by Conlux, a licensee from which the Company purchases reader/writers for resale. (See "Reader/Writer Availability") Canon-produced reader/writers use the ISO/SIOC format. Another licensee of the Company, Olympus Optical Co., of Japan, is capable of producing reader/writers compatible with DELA, SIOC, or its own proprietary, non-standard format but is not known to be selling ISO/DELA format reader/writers at this time. The Company produces ISO/DELA format cards. Dai Nippon Printing Co., Ltd. (the principal owner of OMCBC) produces optical memory cards using the ISO/SIOC format, as well as cards using the ISO/DELA format, and is capable of producing the non-standard Olympus format. The Company's current worldwide market share for optical memory cards exceeds that of its competitors. At least several times as many ISO/DELA cards than have been manufactured and sold than ISO/SIOC format cards. Nevertheless, ISO/SIOC format cards and reader/writers have been sold in competition with Company products, although in smaller quantities so far. The Company believes that if Canon and Olympus continue their marketing programs, they should begin to obtain material orders for cards and equipment. The Company anticipates that a number of optical memory card programs will be dedicated applications for defined groups of users and, thus, various types of optical-card formats will coexist. However, the resources for marketing of Canon, Olympus, and Dai Nippon Printing are substantially greater than those of the Company.

      Other Technologies. The Company also competes in certain applications with other portable data storage cards, particularly chip (integrated circuit/microprocessor or "IC") cards. IC cards which store three or four pages of text compete directly with optical memory cards in applications where the limited storage capacity of IC cards and higher cost per card, but lower cost per reader/writer, will suffice. The advantages of the optical memory card in storage capacity, durability, and unique security or privacy features, make it better suited for certain customers (for example, for patient record cards for healthcare and high-security identification cards for immigration). The IC card has a greater installed base worldwide at present, mainly as prepaid telephone cards, which is not a market for the Company's cards. For applications with relatively low storage capacity, such as pay-per-view television or electronic banking/credit/debit cards, the Company expects IC cards to be used instead of optical memory cards. (Also, see "IC Cards" elsewhere in this report.)

      Read/write magnetic-stripe cards, read-only-memory (ROM) bar code cards, and ROM symbology cards compete with the Company's optical memory cards for certain markets, such as identification cards. However, the Company's cards have significantly higher storage capacity and offer unique security features to deter counterfeiting. Magnetic-stripe cards are relatively easy to duplicate and, because they are erasable and re-recordable, are highly susceptible to unauthorized erasure and alteration. ROM bar codes on cards and other symbology cards store relatively small amounts of data compared to the LaserCard and cannot be recorded on after they are issued. However, alternative technologies such as magnetic stripes, IC chips, and bar codes/symbology can be incorporated into the Company's optical memory cards, thereby adding additional performance features to the LaserCard.

      There also are high capacity, high cost storage cartridges called PCMCIA (Personal Computer Memory Card Industry Association) cards, or "PC cards," that are used in personal computer applications, for example, data-storage devices for portable computers. Because they are structurally rigid, thick, and significantly higher in cost, PC cards are not considered competitive with the LaserCard for wallet-card applications.

      In addition, in countries such as the United States and Japan, where the telecommunications infrastructure is extensive and low cost, it is possible that centralized data bases and wide-area networks may limit the penetration of optical memory cards into some potential markets.

Patent Protection

      The Company's U.S. patents have expiration dates ranging from 2002 to 2012, with the majority expiring during the first half of this period. Counterpart patents in foreign countries also expire during that period. Under its license agreement with the Company for manufacture of optical memory cards, OMCBC's obligation to pay royalties to the Company for use of the licensed patents ceases on December 31, 2003. Canon's royalty obligations in connection with its licenses to manufacture optical memory cards and reading and writing equipment expire on December 31, 2008. Other royalty-bearing licenses sold by the Company related to equipment for reading and writing optical cards provide for royalty payments to cease on the last expiration date of the licensed patents. The Company is unable to determine whether there would be a material, adverse effect on royalties in the event of expiration or unenforceability of its patents, because the Company's royalty revenues are not significant at this time. The Company also cannot predict whether the expiration or invalidation of its patents would result in the introduction of competitive products which would affect its future revenues adversely. The Company is not aware of any optical memory card products in commercial use which otherwise would infringe its patents in countries where the Company might have difficulty enforcing its patents or has no patent protection.

FORWARD-LOOKING STATEMENTS

      Certain statements made above relating to plans, objectives, and economic performance go beyond historical information and may provide an indication of future results. To that extent, they are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and each is subject to factors that could cause actual results to differ from those in the forward-looking statement. In particular, the ability of the Company to maintain a profitable level of optical memory card sales is subject to risks and uncertainties with respect to customer diversification, customer expansion, the economic availability of reader/writers, the implementation of ongoing commercial applications by customers, and the economic configuration and operation of the Company's card manufacturing facility for increased output levels. Such factors are described above, in the "Management's Discussion Analysis" section of this Form 10-K, and in other documents filed by the Company from time to time with the Securities and Exchange Commission.

ITEM 2. PROPERTIES

      As of March 31, 1998, approximately 32,000 square feet of floor space are leased by the Company for production, administration, sales, and research and engineering, in two buildings located in Mountain View, California. These facilities have a current total annualized rental of approximately $367,000. The Company also leases small marketing offices in France and Switzerland. Management believes these leased facilities to be satisfactory for its present operations. Upon expiration of the leases, management believes that these or other suitable facilities will be able to be leased on a reasonable basis.

ITEM 3. LEGAL PROCEEDINGS

      There are no legal proceedings to which the Company is a party or to which any of its property is subject. However, the Company has advised certain parties of probable infringement of the Company's patents, which could lead to legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      There were no matters submitted to a vote of security holders during the fourth quarter of fiscal 1998.

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


                       QUARTERLY STOCK PRICES (Unaudited)

                                                                      Fiscal Quarters
                                                   -----------------------------------------------------
                                                     1st            2nd             3rd            4th
                                                   -------        -------         -------        -------
                                                                (High and Low Trade Prices)
Fiscal 1997
   High.......................................     18  1/2         16 3/8          14 1/4         14 1/4
   Low........................................     12               9 7/8          10              9 1/4

Fiscal 1998
   High.......................................     11  3/4         13 1/4          12 7/8         16 7/8
   Low........................................      8  11/16        9 1/8           9 3/8         10

      On March 31, 1998, there were approximately 1,215 holders of record of the Company's common stock. The Company has never paid cash dividends on its common stock. The Company anticipates that for the foreseeable future, it would retain any earnings for use and reinvestment in its business.

ITEM 6. SELECTED FINANCIAL DATA

      The following selected consolidated financial information for, and as of the end of, each of the years in the five-year period ended March 31, 1998, is derived from the consolidated financial statements of the Company. This financial data should be read in conjunction with the consolidated financial statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere herein.


                   FIVE-YEAR SUMMARY OF FINANCIAL INFORMATION
                    Fiscal Years Ended March 31, 1994 - 1998
                    (In thousands, except per share amounts)


OPERATIONS DATA:                                               1994          1995          1996          1997          1998
                                                             -------       -------       -------       -------       -------

   Revenues ...........................................      $ 1,838       $ 3,166       $ 5,295       $ 3,529       $11,081
   Cost of product sales ..............................        1,180         1,511         3,659         2,388         5,923
   Selling, general, and administrative expenses.......        1,925         2,023         2,400         2,602         2,978
   Research and engineering expenses ..................        2,202         1,860         1,092           938           435
   Other income .......................................          713             4           202            22            16
   Interest income ....................................           24            35            78            50           148
   Interest expense ...................................            4             7             8             8            10
                                                             -------       -------       -------       -------       -------
   Income (loss) from continuing operations
      before income taxes .............................       (2,736)       (2,196)       (1,584)       (2,335)        1,899
   Provision for income taxes .........................           --            --            --            --            68
   Income (loss) from discontinued operations .........          (90)           22            --            --            --
                                                             -------       -------       -------       -------       -------
   Net income (loss) ..................................      $(2,826)      $(2,174)      $(1,584)      $(2,335)      $ 1,831
                                                             =======       =======       =======       =======       =======
   Income (loss) per share (basic and diluted):
      Continuing operations ...........................      $  (.36)      $  (.27)      $  (.18)      $  (.26)      $   .19
      Discontinued operations .........................         (.01)           --            --            --            --
                                                             -------       -------       -------       -------       -------
   Net income (loss) per share ........................      $  (.37)      $  (.27)      $  (.18)      $  (.26)      $   .19
                                                             =======       =======       =======       =======       =======
   Weighted average number of common
      and common equivalent shares:
      Basic ...........................................        7,581         8,161         8,692         9,006         9,391
      Diluted .........................................        7,581         8,161         8,692         9,006         9,677



BALANCE SHEET DATA:                                            1994          1995          1996          1997          1998
                                                             -------       -------       -------       -------       -------


   Current assets .....................................      $ 2,733       $ 1,873       $ 3,782       $ 4,588       $ 7,561
   Current liabilities ................................        1,154           995         2,044         3,030         1,539
   Total assets .......................................        5,856         4,531         6,371         7,089        11,248
   Long-term obligations ..............................           --            --            --            --            --
   Stockholders' equity ...............................        4,702         3,536         4,327         4,059         9,709

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS--FISCAL 1998 COMPARED WITH FISCAL 1997 AND 1996

Revenues

      The Company's total revenues for fiscal 1998 were $11,081,000 compared with $3,529,000 for fiscal 1997 and $5,295,000 for fiscal 1996.

      Product Sales. Sales of LaserCard(R) optical memory cards and related products to value-added resellers (VARs), licensees, and end-user customers were $9,844,000 for fiscal 1998 versus $3,510,000 for fiscal 1997 and $5,059,000 for fiscal 1996. The increase in sales between fiscal 1998 and fiscal 1997 resulted primarily from United States government orders totalling 4 million optical memory cards. Of these, approximately 1.8 million cards were delivered during fiscal 1998. Deliveries under these U.S. government orders are expected to continue at an average of more than 200,000 cards per month through December of 1998. The difference between fiscal 1997 and fiscal 1996 revenues was due mainly to an order from the U.S. Department of Defense (DoD) for 537 reader/writer units in fiscal 1996 versus 83 units for that customer in fiscal 1997, for an ongoing DoD program. Optical memory card sales in fiscal 1998, 1997, and 1996 were 2.3 million cards, 456,000 cards, and 420,000 cards, respectively.

      Applications for the Company's LaserCard products include: medical data applications in the United States; various programs in Europe and Asia; several programs in the Philippines--including an admission pass/retail purchase log at a duty-free shopping zone and a vehicle warranty and maintenance records card; and U.S. government-related programs, including the U.S. Department of Defense "Automated Manifest" card, the U.S. Immigration and Naturalization Service "Green Card," and the U.S. Department of State "Laser Visa" border crossing card.

      The Company sold LaserCard products in fiscal 1998 to approximately 38 customers in seven states and 20 foreign countries. The Company utilizes VAR companies for the development of commercial markets and applications for LaserCard products. Product sales to VARs include the Company's optical memory cards, the Company's system software, and optical card reader/writers made by a licensee of the Company, and may include add-on peripherals made by other companies (such as equipment for adding a digitized photo, fingerprint, hand template, or signature to the cards). The VARs may add application software, personal computers, and other peripherals, and then resell these products, integrated into data systems, for end-user customers.

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

      The Company does not manufacture card reader/writers but instead continues to purchase such equipment from a Japanese licensee, Nippon Conlux Co., Ltd., currently the Company's sole supplier of reader/writers. The Company's inventory level for reader/writers fluctuates from zero up to approximately 300 units based on the timing of purchases and sales. The Company can give no assurance that increased production of card reader/writers will occur in the near term or that high-volume sales and correspondingly lower prices will result. If market demand increases sharply over a short period of time, an initial shortage of reader/writers could result. Also, an interruption or change in the supply of reader/writers could cause a delay in both reader/writer and optical memory card shipments and a possible loss of sales, which would adversely affect operating results.

      Workstation Revenues. The Company recorded fiscal 1998 revenues of $820,000 for the delivery of six prototype multi-technology card readers ("multi-card workstations") for an existing customer. These multi-card workstations can write and/or read cards with one or more of the following technologies: optical memory stripe, IC chip, magnetic stripe, OCR-B (optical character recognition), and 2-dimensional bar code. Costs for the development and manufacture of these workstations were charged to cost of sales. There were no revenues of this type in fiscal 1997 or 1996.

      License Revenues. Revenues from license fees were $400,000 in fiscal 1998 and $200,000 in fiscal 1996. The license fee payments were received in the respective fiscal periods. There were no license fee revenues in fiscal 1997. The fiscal 1996 license agreement included a trademark license and a LaserCard distribution license payment. The fiscal 1998 agreement licensed the Company's Canadian patent covering motion picture digital sound, with certain rights for conversion to other license rights. License fees received by the Company are unconditional and nonrefundable, and no significant obligations remain unfulfilled by the Company under any of its licenses. The Company no longer relies on license fees to finance operations.

      Royalty Revenues. Royalty revenues were $17,000 for fiscal 1998, $19,000 for fiscal 1997, and $36,000 for fiscal 1996. The Company cannot predict whether or when equipment or card sales by its licensees will result in material royalties to the Company. Therefore, the Company is not relying on royalty income and does not expect it to be a significant factor in the near term.

Backlog

      As of March 31, 1998, the backlog for LaserCard optical memory cards was approximately $7.6 million. Deliveries are estimated to be at an average of 225,000 cards or more per month through about December 1998. About 93% of the backlog is for U.S. government orders; as is the case in all U.S. government procurement, the government reserves the right to change specifications, delay deliveries, and cancel all or part of the orders.

Margins

      The combined gross margin of product sales and workstation contract revenues for fiscal 1998 was 44% compared with 32% for fiscal 1997 and 28% for fiscal 1996, due largely to the increase in card sales volume. With the increase in card manufacturing for customer orders, the Company's optical memory card manufacturing facility is used less for the purposes of research and engineering. Therefore, more of the manufacturing facility costs (depreciation expense, building lease payments, and other costs) are allocated to cost of card manufacturing, and less of these costs are charged to research and engineering. For fiscal 1998, the Company allocated substantially all of the facility expenses to card manufacturing versus approximately 42% and 47%, respectively, of these expenses for fiscal years 1997 and 1996.

Income and Expenses

      Selling, General, and Administrative Expenses (SG&A). Fiscal year 1998 SG&A expenses were $2,978,000 compared with $2,602,000 and $2,400,000, respectively, for fiscal 1997 and 1996. The majority of the increases for fiscal 1998 and 1997 versus prior years is attributable to increased payroll and marketing expenses. SG&A spending is expected to increase during fiscal 1999 due to increased marketing and customer technical support activities.

      Research and Engineering Expenses. Research and engineering expenses, excluding customer-funded engineering programs, were $435,000 for fiscal 1998 compared with $938,000 for fiscal 1997 and $1,092,000 for fiscal 1996. The expense reduction is due primarily to accounting for facility costs rather than an actual reduction in research and engineering. The optical memory card facility is used for both engineering and manufacturing. Therefore, the facility costs (depreciation expense, building lease payments, and other costs) are allocated between manufacturing and engineering based upon the level of activity in the respective areas. Substantially all of these expenses were allocated to card production during fiscal 1998 because of the substantial increase in card production to meet orders. During fiscal 1997 and 1996, approximately 42% and 47%, respectively, of these expenses were allocated to card production. The Company continues to undertake ongoing research and engineering project activities related to optical memory cards. Future projects will require increased spending as the optical card industry grows.

      Other Income and Expense. Other income for fiscal 1998 was $154,000 compared with $64,000 for fiscal 1997 and $272,000 for fiscal 1996. The Company purchases Japanese yen for payment of reader/writers purchased from a Japanese supplier. Thus, the Company's normal operations are subject to gains or losses on fluctuations in the yen/dollar exchange rate. Net other income for fiscal 1998 included a $16,000 gain on foreign currency exchange versus a $22,000 gain for fiscal 1997. There was no income of this type for fiscal 1996. During the first quarter of fiscal 1996, the Company received a $200,000 nonrefundable deposit toward a license agreement. The license agreement was not consummated and the deposit was forfeited by the licensee. The income from the forfeiture of the deposit is recorded as other income in fiscal 1996. There was no income of this type for fiscal 1998 or fiscal 1997.

      Interest income for fiscal 1998 was $148,000 compared with $50,000 for fiscal 1997 and $78,000 for fiscal 1996. The changes in interest income for each year were due generally to changes in average invested funds. The Company's interest expense on short-term loans was $10,000 for fiscal 1998, $8,000 for fiscal 1997, and $8,000 for fiscal 1996.

LIQUIDITY

      As of March 31, 1998, the Company had cash and cash equivalents of $4,830,000, a current ratio of 4.9 to 1, and no long-term debt. Net cash used for operating activities was $71,000 for fiscal 1998 compared with $813,000 for fiscal 1997 and $940,000 for fiscal 1996.

      The current level of revenues is sufficient to generate cash from operations after expenses. Fluctuations in operating assets and liabilities will use cash in some quarters and provide cash in other quarters. Losses could recur if U.S. government orders decrease and there are delays in other customers' development of optical-card-based programs and corresponding commercialization of the Company's optical cards and related products.

      The Company has not established a line of credit and has no current plans to do so. The Company may negotiate a line of credit if and when it becomes appropriate, although no assurance can be made that such financing would be available, if needed.

      As a result of the profit recorded for fiscal 1998, the Company's accumulated deficit was reduced to $25,717,000 at March 31, 1998. During fiscal 1998, stockholders' equity increased by $5,650,000, to $9,709,000, due to the $1,831,000 profit, the $1,880,000 (net of expenses) received by the Company from the sale of 200,000 shares of common stock in private-placement transactions in October of 1997, and $1,939,000 received by the Company for stock issued during fiscal 1998 under the Employee Stock Purchase Plan and the 1991 Stock Option Plan.

      The Company's total deferred income tax asset was $15,445,000 at March 31, 1998. If utilized, the total deferred income tax asset would reduce future tax expense and payments. Included are amounts derived from federal income tax net operating losses that will expire at various dates from 2001 through 2012, amounts from state income tax net operating losses that will expire at various dates from 1999 through 2002, and amounts from tax credits that will expire from 2000 through 2004, except for alternative minimum tax credits which have no expiration. The ability of the Company to utilize this deferred tax asset is contingent upon generating sufficient income within the stated time periods. In view of the uncertain value of this asset, the Company has recorded a full valuation allowance against it; therefore, no part of the total deferred tax asset of $15,445,000 has been added to stockholders' equity on the Company's balance sheet.

      The Company is planning to install an additional $1.5 million of capital equipment and leasehold improvements in its card production facility by the end of September 1998. These assets are for the production of advanced optical cards with new features and for manufacturing-process improvements and will result in a production capacity of 8 million cards annually. The Company believes that an additional investment of about $7 million to $10 million in production equipment and automatic inspection equipment may be required to produce the more advanced optical cards at a rate of up to 25 million cards per year. Currently, the Company intends to purchase such equipment incrementally as commercial orders for optical memory cards justify increased production capacity. In addition to the investment used for expansion, the Company also will make additional capital expenditures for cost savings, quality improvements, and other purposes.

      During fiscal 1998, Company employees and consultants purchased from the Company 283,600 shares of registered common stock, at an average price of $6.52 per share, through the exercise of stock options under the Company's 1991 Stock Option Plan, which resulted in additional cash receipts to the Company of $1,850,000. As of March 31, 1998, Company employees and consultants held unexercised, vested, in-the-money options to purchase 543,200 shares of common stock at exercise prices ranging from $4.56 to $13.06 per share, for a weighted average of $8.07 per share. These stock options, if exercised, would provide the Company with cash in the amount of $4,381,000.

NEW ACCOUNTING PRONOUNCEMENTS

      In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard (SFAS) No. 130, "Reporting Comprehensive Income," which establishes standards for reporting comprehensive income and its components (revenues, expenses, gains, and losses) in financial statements. SFAS 130 requires classification of other comprehensive income in a financial statement, and the display of the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital. SFAS 130 is effective for fiscal years beginning after December 15, 1997. The Company believes this pronouncement will not have a material effect on its financial statements.

      In June 1997, the FASB also issued SFAS 131, "Disclosures about Segments of an Enterprise and Related Information." This pronouncement established standards for reporting information about operating segments in annual financial statements and requires that enterprises report selected information about operating segments in interim financial reports to shareholders. SFAS 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS 131 is effective for fiscal years beginning after December 15, 1997, although earlier application is encouraged. The Company has yet to determine the impact, if any, of adoption of this new pronouncement.

FORWARD-LOOKING STATEMENTS

      Certain statements made above relating to plans, objectives, and economic performance go beyond historical information and may provide an indication of future results. To that extent, they are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and each is subject to factors that could cause actual results to differ from those in the forward-looking statement. In particular, the ability of the Company to maintain a profitable level of optical memory card sales is subject to risks and uncertainties with respect to customer diversification, customer expansion, the economic availability of reader/writers, the implementation of ongoing commercial applications by customers, and the economic configuration and operation of the Company's card manufacturing facility for increased output levels. Such factors are described above, in the narrative section of this Form 10-K, and in other documents filed by the Company from time to time with the Securities and Exchange Commission.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Drexler Technology Corporation:

      We have audited the accompanying consolidated balance sheets of Drexler Technology Corporation (a Delaware corporation) and subsidiaries as of March 31, 1997 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended March 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Drexler Technology Corporation and subsidiaries as of March 31, 1997 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 1998, in conformity with generally accepted accounting principles.

      Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The Schedule II included in this Form 10-K is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                       /s/Arthur Andersen LLP

                                       ARTHUR ANDERSEN LLP


San Jose, California
May 4, 1998

                 DREXLER TECHNOLOGY CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                             March 31, 1997 and 1998
               (In thousands, except share and per share amounts)


                                                                                 1997           1998
                                                                              ----------     ----------
                                    Assets
Current assets:
   Cash and cash equivalents ...........................................      $    2,916     $    4,830
   Accounts receivable, net of product return reserve of $260 in 1998 ..             615          1,045
   Inventories .........................................................             852          1,470
   Other current assets ................................................             205            216
                                                                              ----------     ----------
      Total current assets .............................................           4,588          7,561
                                                                              ----------     ----------

Property and equipment, at cost ........................................          13,404         15,122
   Less--accumulated depreciation and amortization .....................         (11,790)       (12,244)
                                                                              ----------     ----------
      Property and equipment, net ......................................           1,614          2,878

Patents, net ...........................................................             887            809
                                                                              ----------     ----------

         Total assets ..................................................      $    7,089     $   11,248
                                                                              ==========     ==========


                     Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable ....................................................      $      501     $      593
   Accrued payroll costs ...............................................             230            300
   Advance payments from customers .....................................           2,183            463
   Other accrued liabilities ...........................................             116            183
                                                                              ----------     ----------
      Total current liabilities ........................................           3,030          1,539
                                                                              ----------     ----------

Commitments (Note 6)
Stockholders' equity:
   Preferred stock, $.01 par value:
      Authorized--2,000,000 shares
      Outstanding--none ................................................              --             --
   Common stock, $.01 par value:
      Authorized--15,000,000 shares
      Outstanding--9,150,416 shares in 1997 and 9,640,747 shares in 1998              91             96
Additional paid-in capital .............................................          31,516         35,330
Accumulated deficit ....................................................         (27,548)       (25,717)
                                                                              ----------     ----------
      Total stockholders' equity .......................................           4,059          9,709
                                                                              ----------     ----------

         Total liabilities and stockholders' equity ....................      $    7,089     $   11,248
                                                                              ==========     ==========


   The accompanying notes are an integral part of these financial statements.

                 DREXLER TECHNOLOGY CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
           For the Fiscal Years Ended March 31, 1996, 1997, and 1998
                    (In thousands, except per share amounts)


                                                                       1996           1997           1998
                                                                     --------       --------       --------

Revenues ......................................................      $  5,295       $  3,529       $ 11,081

Costs and expenses:
   Cost of sales ..............................................         3,659          2,388          5,923
   Selling, general, and administrative expenses ..............         2,400          2,602          2,978
   Research and engineering expenses ..........................         1,092            938            435
                                                                     --------       --------       --------
      Total costs and expenses ................................         7,151          5,928          9,336
                                                                     --------       --------       --------

       Operating income (loss) ................................        (1,856)        (2,399)         1,745

Other income and expense:
   Other income, net ..........................................           202             22             16
   Interest income ............................................            78             50            148
   Interest expense ...........................................            (8)            (8)           (10)
                                                                     --------       --------       --------
      Total other income, net .................................           272             64            154
                                                                     --------       --------       --------

       Income (loss) before income taxes ......................        (1,584)        (2,335)         1,899

Provision for income taxes ....................................            --             --             68
                                                                     --------       --------       --------

       Net income (loss) ......................................      $ (1,584)      $ (2,335)         1,831
                                                                     ========       ========       ========

Net income (loss) per share:
       Basic ..................................................      $   (.18)      $   (.26)      $    .19
       Diluted ................................................      $   (.18)      $   (.26)      $    .19

Weighted average number of common and common equivalent shares:
       Basic ..................................................         8,692          9,006          9,391
       Diluted ................................................         8,692          9,006          9,677


   The accompanying notes are an integral part of these financial statements.

                 DREXLER TECHNOLOGY CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
            For the Fiscal Years Ended March 31, 1996, 1997, and 1998
                    (In thousands, except per share amounts)


                                                                          Additional
                                                    Common Stock            Paid-In      Accumulated
                                                Shares        Amount        Capital        Deficit         Total
                                               --------      --------     ----------     -----------     --------

Balance, March 31, 1995 .................         8,358            83        27,082        (23,629)         3,536
   Shares issued under stock option
      and stock purchase plans ..........           359             4         1,914             --          1,918
   Compensation related to
      stock plan activity ...............            --            --            11             --             11
   Shares issued under private placement
      at $4.00 per share, net of issuance
      costs of $14 ......................           115             1           445             --            446
   Net loss .............................            --            --            --         (1,584)        (1,584)
                                               --------      --------      --------       --------       --------

Balance, March 31, 1996 .................         8,832            88        29,452        (25,213)         4,327
   Shares issued under stock option
      and stock purchase plans ..........           318             3         2,064             --          2,067
   Compensation related to
      stock plan activity ...............            --            --            16             --             16
   Stock plan registration costs ........            --            --           (16)            --            (16)
   Net loss .............................            --            --            --         (2,335)        (2,335)
                                               --------      --------      --------       --------       --------

Balance, March 31, 1997 .................         9,150      $     91      $ 31,516       $(27,548)      $  4,059
   Shares issued under stock option
      and stock purchase plans ..........           291             3         1,907             --          1,910
   Compensation related to
      stock plan activity ...............            --            --            29             --             29
   Stock issued under private placement
      at $9.50 per share, net
      of issuance costs of $20 ..........           200             2         1,878             --          1,880
   Net income ...........................            --            --            --          1,831          1,831
                                               --------      --------      --------       --------       --------

Balance, March 31, 1998 .................         9,641      $     96      $ 35,330       $(25,717)      $  9,709
                                               ========      ========      ========       ========       ========


   The accompanying notes are an integral part of these financial statements.

                 DREXLER TECHNOLOGY CORPORATION AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF CASH FLOWS For the
                Fiscal Years Ended March 31, 1996, 1997, and 1998
                                 (In thousands)


                                                                             1996          1997          1998
                                                                          ----------    ----------    ----------
Cash flows from operating activities:
   Net income (loss) from continuing operations ....................      $   (1,584)   $   (2,335)   $    1,831
   Adjustments to reconcile net income (loss) to
        net cash used for operating activities:
      Depreciation and amortization ................................             449           504           619
      Provision for doubtful accounts receivable ...................               1            --            --
      Provision for product return reserve .........................              --            --           260
      Compensation on stock plan activity ..........................              11            16            29
   Changes in operating assets and liabilities:
      (Increase) decrease in accounts receivable ...................            (570)           52          (690)
      (Increase) decrease in inventories ...........................            (278)           12          (618)
      Increase in other assets .....................................             (18)          (48)          (11)
      Increase (decrease) in accounts payable and accrued expenses .           1,102        (1,020)          229
      (Decrease) increase in advance payments from customers .......             (39)        2,006        (1,720)
      Decrease in liabilities related to discontinued operations ...             (14)           --            --
                                                                          ----------    ----------    ----------

        Net cash used for operating activities .....................            (940)         (813)          (71)
                                                                          ----------    ----------    ----------

Cash flows from investing activities:
   Purchases of property and equipment .............................            (313)         (343)       (1,723)
   Increase in patents .............................................             (67)          (73)          (82)
                                                                          ----------    ----------    ----------

        Net cash used for investing activities .....................            (380)         (416)       (1,805)
                                                                          ----------    ----------    ----------

Cash flows from financing activities:
   Proceeds from sale of common stock ..............................           2,364         2,051         3,790
                                                                          ----------    ----------    ----------

        Net cash provided by financing activities ..................           2,364         2,051         3,790
                                                                          ----------    ----------    ----------

        Net increase in cash and cash equivalents ..................           1,044           822         1,914

Cash and cash equivalents:
   Beginning of year ...............................................           1,050         2,094         2,916
                                                                          ----------    ----------    ----------
   End of year .....................................................      $    2,094    $    2,916    $    4,830
                                                                          ==========    ==========    ==========

Supplemental disclosures--cash payments for the following items are:
   Income taxes ....................................................      $        6    $        4    $        5
                                                                          ==========    ==========    ==========
   Interest ........................................................      $        8    $        8    $       10
                                                                          ==========    ==========    ==========


   The accompanying notes are an integral part of these financial statements.

                 DREXLER TECHNOLOGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1998


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

      The Company is subject to certain risks including, but not limited to, competition from substitute products and larger companies.

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

      Fiscal Period

      For purposes of presentation, the Company has indicated its accounting period as ending on March 31 and its interim quarterly periods as ending on the corresponding month end. The Company, in fact, operates and reports quarterly periods ending on the Friday closest to month end. Fiscal 1996 and 1997 were 52-week years. Fiscal 1998 was a 53-week year.

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

      The components of inventories as of March 31 are (in thousands):


                             1997        1998
                            ------      ------

Raw materials ............  $  353      $  579
Work-in-process ..........     133         235
Finished goods ...........     288         178
Systems and components
  held for resale ........      78         478
                            ------      ------
                            $  852      $1,470
                            ======      ======

      The Company currently buys all of its optical memory card reader/writers, an important component of its systems, from one supplier. An interruption or change in the supply of reader/writers could cause a delay in product shipments and a possible loss of sales, which would adversely affect operating results.

      Property and Equipment

      The components of property and equipment as of March 31 are (in thousands):

                               1997         1998
                             -------      -------

Equipment and furniture....  $11,581      $13,148
Leasehold improvements.....    1,823        1,974
                             -------      -------
                             $13,404      $15,122
                             =======      =======

      Depreciation is provided over the estimated useful lives (five to seven years) of equipment and furniture using the double-declining balance and straight-line methods. Leasehold improvements are amortized over the shorter of the life of the asset or the life of the lease using the straight-line method.

      Patent Costs

      Costs incurred in connection with patents are capitalized and amortized over the estimated useful lives of the patents of 9 to 17 years.

      Gross patent expenditures capitalized and accumulated amortization as of March 31 are as follows (in thousands):

                                 1997          1998
                               -------       -------

Gross patent expenditures ...  $ 2,385       $ 2,467
Accumulated amortization ....   (1,498)       (1,658)
                               -------       -------
                               $   887       $   809
                               =======       =======

      Software Development Costs

      Under the criteria set forth in Statement of Financial Accounting Standard
(SFAS) No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed," capitalization of software development costs begins upon the establishment of technological feasibility of the product, which the Company defines as a beta version of the software. The period of time commencing when a product achieves beta status and ending when a product is available for general release is typically very short. Accordingly, amounts that could have been capitalized under SFAS 86 after consideration of the above factors were immaterial and, therefore, no software development costs have been capitalized by the Company to date.

      Advance Payments from Customers

      The Company customarily receives advance payments on orders placed by its customers. The advance payments are deferred until the related orders are shipped. At March 31, 1998 approximately 93% of total advance payments related to a contract with one customer.

      Revenue Recognition

      Product sales primarily consist of card sales and sales of reader/writers. The Company generally recognizes revenue from product sales at the time of shipment. Where appropriate, provision is made at that time for estimated warranty costs. Due to significant increases in volume during fiscal 1998, the Company recorded a product-return reserve for estimated returns.

      During fiscal 1998, the Company recorded $820,000 of revenues for the delivery of six prototype multi-technology card readers for an existing customer. Costs for the development and manufacture of these workstations were charged to cost of sales.

      License revenues include front-end license fees and long-term royalty payments. License fees are generally recognized as revenues when the license agreement is signed. Long-term royalty payments are recognized as revenue when realized.

      Fiscal 1996 license revenue included $200,000 from an agreement comprised of a trademark license and an installment payment toward a possible future license for optical memory card distribution. Optical memory card distribution licenses grant the right to purchase such cards at the Company's most favorable pricing. No licenses were sold in fiscal 1997. Fiscal 1998 license revenue included $400,000 from the sale of a patent license.

      The cost of license revenue is not material and is included in selling, general, and administrative expenses.

      Stock-Based Compensation

      Effective April 1, 1996, the Company adopted the disclosure provisions of SFAS 123, "Accounting for Stock-Based Compensation." In accordance with the provisions of SFAS 123, the Company applies Accounting Principles Board Opinion
(APBO) No. 25 and related interpretations in accounting for its stock option plan. Note 5 to the consolidated financial statements contains a summary of the pro forma effects on reported net income and earnings per share for fiscal 1996, 1997, and 1998 based on the fair value of the options granted at grant date as prescribed by SFAS 123.

      New Accounting Pronouncements

      In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS 130, "Reporting Comprehensive Income," which establishes standards for reporting comprehensive income and its components (revenues, expenses, gains, and losses) in financial statements. SFAS 130 requires classification of other comprehensive income in a financial statement, and the display of the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital. SFAS 130 is effective for fiscal years beginning after December 15, 1997. The Company believes this pronouncement will not have a material effect on its financial statements.

      In June 1997, the FASB also issued SFAS 131, "Disclosures about Segments of an Enterprise and Related Information." This pronouncement established standards for reporting information about operating segments in annual financial statements and requires that enterprises report selected information about operating segments in interim financial reports to shareholders. SFAS 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS 131 is effective for fiscal years beginning after December 15, 1997, although earlier application is encouraged. The Company has yet to determine the impact, if any, of adoption of this new pronouncement.

      Reclassifications

      Certain reclassifications were made to the prior year presentation to conform with the current year presentation.

3.    NET INCOME (LOSS) PER SHARE

      In February 1997, the FASB issued SFAS 128, "Earnings Per Share," which simplifies the standards for computing earnings per share previously found in APBO 15. SFAS 128 replaces the presentation of primary earnings per share with a presentation of basic earnings per share, which excludes dilution. SFAS 128 also requires dual presentation of basic and diluted earnings per share on the face of the income statement for all entitles with complex capital structures and requires a reconciliation. SFAS 128 must be adopted for financial statements issued for periods ending after December 15, 1997, including interim periods. SFAS 128 requires restatement of all prior-period earnings per share data presented.

      The Company adopted SFAS 128, "Earnings Per Share," in the quarter ended December 31, 1997. SFAS 128 requires the computation of basic and diluted earnings per share. The adoption of SFAS 128 has not had a material impact on the Company's financial statements. Basic earnings (loss) per share is computed using the weighted average number of common shares outstanding. Diluted earnings per share for the fiscal year ended March 31, 1998 is computed using the weighted average number of shares of common stock outstanding and dilutive common stock equivalents (using the treasury stock method). Diluted loss per share for the fiscal years ended March 31, 1996 and 1997 equals basic loss per share, as the common stock equivalents were anti-dilutive. Fiscal 1996 and 1997 amounts have been restated in accordance with the provisions of SFAS 128.

      The Company adopted SFAS 128 for the fiscal year ended March 31, 1998. The reconciliation of the numerators and denominators of the basic and diluted earnings per share computation is as follows:

                                                        Income (Loss)         Shares        Per Share
                                                        (Numerator)       (Denominator)       Amount
                                                       --------------    --------------    ------------
                                                       (In thousands)    (In thousands)

For fiscal year 1996
  Basic and diluted loss per share
  Income available to common stockholders ....          $     (1,584)            8,692     $       (.18)
                                                        ============      ============     ============
For fiscal year 1997
  Basic and diluted loss per share
  Income available to common stockholders ....          $     (2,335)            9,006     $       (.26)
                                                        ============      ============     ============
For fiscal year 1998
  Basic earnings per share
  Income available to common stockholders ....          $      1,831             9,391     $        .19
                                                                                           ============
  Common shares issuable upon exercise of
     stock options using treasury stock method                    --               286
                                                        ------------      ------------
  Diluted earnings per share
  Income available to common stockholders ....          $      1,831             9,677     $        .19
                                                        ============      ============     ============

Stock options representing 407,950 shares are excluded from the calculation of fiscal 1998 diluted earnings per share, as they have an exercise price greater than the average market value for the period.

4.    MAJOR CUSTOMERS AND EXPORT SALES

      The Company operates in one industry segment--the development, manufacture, and sale of optical data products used for computer data storage. Three customers each accounted for more than 10% of revenues for one or more years during fiscal 1996, 1997, and 1998, as follows:

                                  Fiscal Year
                           -----------------------
                           1996      1997     1998
                           ----      ----     ----

  Customer A.............   39%       22%      74%
  Customer B.............   13%       35%      15%
  Customer C.............   18%       14%      NA

                (NA = Not applicable, less than 10% of revenues.)

      Two substantial U.S. customers comprised 96% of accounts receivable at March 31, 1996, 70% of accounts receivable at March 31, 1997, and 99% of accounts receivable at March 31, 1998, primarily for products sold under one U.S. government subcontract in 1996 and 1997, and two U.S. government subcontracts in 1998.

      Revenues by region are as follows (in thousands):

                                       Fiscal Year
                       --------------------------------------------
                           1996             1997             1998
                       ----------       ----------       ----------

United States          $    3,083       $    2,294       $    9,980
Asia ........               1,263              747              462
Europe ......                 684              321              558
Rest of world                 265              167               81
                       ----------       ----------       ----------
                       $    5,295       $    3,529       $   11,081
                       ==========       ==========       ==========

      One foreign country accounted for more than 10% of revenues for fiscal 1996 and 1997, as follows: Philippine Islands, 19% for fiscal 1996 and 14% for fiscal 1997. No foreign country accounted for more than 10% of revenues for fiscal 1998.

5.    COMMON STOCK

      Stock Option Plan

      The Company has one stock option plan, the 1991 Stock Option Plan ("1991 Option Plan"), under which 1,567,420 shares of common stock are reserved as of March 31, 1998. The Company accounts for this plan under APBO 25; accordingly, no compensation expense has been recognized in the consolidated financial statements. SFAS 123 requires the disclosure of pro forma net loss and loss per share as if the Company had adopted the fair value method as of the beginning of fiscal 1996. Under the fair value method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period. Under SFAS 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models. Such models require subjective assumptions, including future stock price volatility and estimated term.

      These calculations were made using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in fiscal 1996, 1997, and 1998: risk-free interest rate of 6%; expected lives of two to five years; and expected volatility of 55% for fiscal 1996, 55% for fiscal 1997, and 40% for fiscal 1998. The fair value of each option grant was estimated on the date of grant. The calculations resulted in weighted average fair values of $3.25, $6.42, and $4.33, respectively, for options granted in fiscal 1996, 1997, and 1998; pro forma net loss of $2,701,000 ($0.31 per share) for fiscal 1996 and $3,397,000 ($0.38 per share) for fiscal 1997; and pro forma net income of $598,000 ($.06 per share) for fiscal 1998.

      Because the SFAS 123 method of accounting has not been applied to options granted prior to April 1, 1995, the resulting pro forma compensation costs may not be representative of what such costs would be expected to be in future years.

      The Company's 1991 Option Plan provides that stock options may be granted to employees, officers, and consultants of the Company and that option prices may be no less than 100% of the fair market value of the shares at the date of grant. Options are exercisable, as determined by the board of directors, during the term of the option, which cannot exceed ten years (except that the option term cannot exceed five years in the case of incentive stock options granted to a principal shareholder).

      The total option price paid for options exercised during fiscal 1996, 1997, and 1998 was $1,893,609, $2,036,559, and $1,850,229, respectively.

      The following table lists option activity in the 1991 Option Plan which has occurred since March 31, 1995:


                                  Options                              Weighted Average
                                 Available           Outstanding           Exercise
                                 for Grant             Options               Price            Per Share Price
                                 ---------           -----------       ----------------       ---------------

Balance March 31, 1995             418,220            1,002,650             $ 5.96           $ 3.375 - $ 8.125
   Authorized ........             400,000                   --
   Granted ...........            (530,400)             530,400             $ 7.63           $ 5.57  - $12.313
   Exercised .........                  --             (355,350)            $ 5.33           $ 3.375 - $ 8.125
   Expired ...........               2,100               (2,100)            $ 6.81           $ 6.813
                                ----------           ----------
Balance March 31, 1996             289,920            1,175,600             $ 6.90           $ 4.25  - $12.313
   Authorized ........             250,000                   --
   Granted ...........            (356,880)             356,880             $13.14           $11.813 - $16.313
   Exercised .........                  --             (314,500)            $ 6.48           $ 5.69  - $ 8.563
   Expired ...........               2,500               (2,500)            $ 7.41           $ 6.938 - $ 8.125
                                ----------           ----------
Balance March 31, 1997             185,540            1,215,480             $ 8.84           $ 4.25  - $16.313
   Authorized ........             450,000                   --
   Granted ...........            (398,500)             398,500             $11.16           $ 9.563 - $ 15.25
   Exercised .........                  --             (283,600)            $ 6.52           $ 4.25  - $12.625
   Expired ...........              10,050              (10,050)            $10.96           $ 9.563 - $12.625
                                ----------           ----------
Balance March 31, 1998             247,090            1,320,330             $10.02           $ 4.563 - $16.313
                                ==========           ==========

      The following table summarizes information about stock options outstanding at March 31, 1998:

                                          Options Outstanding                           Options Exercisable
                          -------------------------------------------------    ------------------------------------
                             Number      Weighted-Average                        Number
     Range of             Outstanding       Remaining      Weighted-Average    Exercisable   Weighted-Average
 Exercise Prices           At 3/31/98    Contractual Life   Exercise Price     At 3/31/98     Exercise Price
 ---------------          -----------    ----------------  ----------------    -----------   ---------------

$ 4.563 - $ 7.000            373,150        2.7 years           $ 6.51           306,850          $ 6.43
$ 8.125 - $11.813            533,050        3.9 years           $10.01           178,850          $ 9.37
$12.313 - $16.313            414,130        4.3 years           $13.20            73,500          $13.51
                           ---------                                             -------
      Totals               1,320,330                                             559,200
                           =========                                             =======


Employee Stock Purchase Plan

      The Company has an Employee Stock Purchase Plan ("Stock Purchase Plan"), under which 58,439 shares are reserved as of March 31, 1998. Under the Stock Purchase Plan, eligible employees may designate from 2% to 6% of their compensation to be withheld for the purchase of shares of common stock at 67% of fair market value. The 33% differential in the price of shares sold under the Stock Purchase Plan is charged to operations as compensation. Under the Stock Purchase Plan, employees purchased 3,295 shares in fiscal 1996, 4,242 shares in fiscal 1997, and 6,731 shares in fiscal 1998, at an average purchase price per share of $7.00, $7.49, and $8.78, respectively. The weighted average fair value per share for shares purchased during fiscal 1996, 1997, and 1998 was $10.45, $11.17, and $13.11, respectively.

6.    COMMITMENTS

      The Company occupies its facilities under various operating leases. The rent expense relating to these facilities was approximately $369,000 in fiscal 1996, $372,000 in fiscal 1997, and $373,000 in fiscal 1998. As of March 31,
1998, future minimum rental payments relating to these leases are (in thousands):


     Fiscal Year
     -----------

        1999..................... $   374
        2000.....................     342
        2001.....................      60
        2002.....................       6
        2003.....................       6
        Thereafter...............      22
                                  -------
                                  $   810
                                  =======

7.    INCOME TAXES

      There was no provision for taxes in fiscal 1997 and 1996, due to net operating losses. The provision for income taxes for fiscal 1998 consists of the following (in thousands):

                                        Fiscal Year
                                           1998
                                        -----------
Current provision
  Federal.............................  $        51
  State ............................             17
                                        -----------
                                                 68
Deferred provision
  Federal.............................  $      (214)
  State ............................            (48)
                                        -----------
                                               (262)
Change in valuation allowance.......            262
                                        -----------
Provision for income taxes............  $        68
                                        ===========

      The Company's effective tax rate differs from the statutory rate as follows:

                                            Fiscal Year
                                               1998
                                            -----------
Tax rate reconciliation:
  Federal statutory rate....................    34%
  State tax, net of federal benefit.........     6%
  Utilization of net operating
    loss carryforwards......................   (40%)
  Alternative minimum taxes.................   3.6%
                                               ---
                                               3.6%
                                               ===

      The major components of the net deferred tax asset as of March 31 are as follows (in thousands):


                                         1997               1998
                                      ----------         ----------
Net operating losses:
  Federal ..................          $   14,432         $   14,014
  State ....................                 813                342
Tax credits ................               1,109              1,126
Reserves and accruals not
  currently deductible
  for tax purposes .........                 145                361
Depreciation ...............                 (14)               (91)
Capitalized patent costs ...                (329)              (300)
Other ......................                 (42)                (7)
                                      ----------         ----------
  Total deferred tax asset .              16,114             15,445
Valuation allowance ........             (16,114)           (15,445)
                                      ----------         ----------
  Net deferred tax asset ...          $       --         $       --
                                      ==========         ==========

      The Company has established a valuation allowance for the total deferred tax asset, as it is uncertain that the deferred tax asset will be realized. The change in the valuation allowance from fiscal 1997 to 1998 includes current year timing differences (deferred provision) and the expiration of certain state carryforward balances.

      The Company's federal net operating losses will expire at various dates from 2001 through the year 2012. The Company's state net operating losses will expire at various dates from 1999 through the year 2002. The tax credit carryforwards will expire at various dates from 2000 through the year 2004.

8.    OTHER INCOME

      During the first quarter of fiscal 1996, the Company received a $200,000 nonrefundable deposit toward a license agreement. The license agreement was not consummated and the deposit was forfeited by the licensee. The income from the forfeiture of the deposit is recorded as other income in fiscal 1996.

                   QUARTERLY FINANCIAL INFORMATION (Unaudited)

    The unaudited quarterly results of operations of the Company for fiscal 1997 and fiscal 1998 are as follows (in thousands, except per share amounts):

                                                                       Fiscal Quarters
                                                   -------------------------------------------------------
                                                      1st            2nd             3rd            4th
                                                      ---            ---             ---            ---
                                                             (In thousands, except per share data)
Fiscal 1997
   Revenues...................................     $   618         $ 1,018         $   815        $ 1,078
   Net income (loss)..........................        (646)           (437)           (694)          (558)
   Income (loss) per share:
      Basic...................................     $  (.07)        $  (.05)        $  (.08)       $  (.06)
      Diluted.................................     $  (.07)        $  (.05)        $  (.08)       $  (.06)

Fiscal 1998
   Revenues...................................     $ 1,489         $ 2,902         $ 3,229        $ 3,461
   Net income (loss)..........................        (158)            460             676            853
   Income (loss) per share:
      Basic...................................     $  (.02)        $   .05         $   .07        $   .09
      Diluted.................................     $  (.02)        $   .05         $   .07        $   .09


ITEM 9.        CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL
               DISCLOSURE

      None.

                                    PART III

      Pursuant to Paragraph G(3) of the General Instructions for Form 10-K, the information called for by Items 10, 11, and 12 under Part III of Form 10-K is incorporated by reference from the Company's Proxy Statement to be filed with the Commission in connection with the Company's 1998 Annual Meeting of Stockholders (the "Proxy Statement").

ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      Information concerning directors and executive officers of the Company is included in the Proxy Statement under the title "Stock Ownership by Directors and Officers" and is incorporated herein by reference.

      Information concerning compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, is set forth in the Proxy Statement under the title "Section 16(a) Beneficial Ownership Reporting Compliance" and is incorporated herein by reference.

ITEM 11.       EXECUTIVE COMPENSATION

      Information concerning executive compensation appears in the Company's Proxy Statement, under the titles "Director Compensation," "Executive Compensation," "Stock Option Grants to Executive Officers," "Aggregated Option Exercises and Options Held by Executive Officers," and "Compensation Committee Interlocks and Insider Participation" and is incorporated herein by reference.

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
               MANAGEMENT

      Information concerning the security ownership of certain beneficial owners and management appears in the Company's Proxy Statement under the titles "Stock Ownership by Directors and Officers" and "Principal Stockholder" and is incorporated herein by reference.

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      None.

                                     PART IV

ITEM 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  List of Documents Filed as Part of this Report

     1. The Consolidated Financial Statements of the Company, filed herewith under Item 8, as follows:

                                                                           Page
                                                                           Number
         (1)   Report of Independent Public Accountants                      26

         (2)   Consolidated Balance Sheets at March 31, 1997
               and March 31, 1998                                            27

         (3)   Consolidated Statements of Operations for
               Fiscal Years 1996, 1997, and 1998                             28

         (4)   Consolidated Statements of Stockholders' Equity
               for Fiscal Years 1996, 1997, and 1998                         29

         (5)   Consolidated Statements of Cash Flows for Fiscal
               Years 1996, 1997, and 1998                                    30

         (6)   Notes to Consolidated Financial Statements                    31

     2.  Financial Statement Schedules:

         The schedule supporting the Company's Consolidated Financial Statements, filed herewith under Item 14(d), as follows:

               Schedule                                                               Page
               Number               Description                                      Number
               ------               -----------                                      ------
                II        Valuation and Qualifying Accounts                            44

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

     3.  Exhibits

         The Exhibits to this Report, filed herewith under Item 14(c) or incorporated by reference from other documents previously filed with the Securities and Exchange Commission, as follows:


               Exhibit                                                       Filed Herewith or Incorporated
               Number               Description                              Herein by Reference to
               ------               -----------                              ------------------------------
         (1)   Exhibits 3.1 and 3.2 through 3.2.5, Articles of Incorporation and By-Laws of the Company, as follows:

               3.1          Articles of Incorporation                        Exhibit 3.1 to Report on
                                                                             Form 10-Q for period
                                                                             ended September 25, 1987

               Exhibit                                                       Filed Herewith or Incorporated
               Number               Description                              Herein by Reference to
               ------               -----------                              ------------------------------
               3.2          By-Laws                                          Exhibit 3.2 to Report on
                                                                             Form 10-Q for period
                                                                             ended September 25, 1987

               3.2.1        By-Law Amendment Adopted                         Exhibit 3.2.1 to Report on
                            during Fiscal 1991                               Form 10-K for period
                                                                             ended March 31, 1992

               3.2.2        By-Law Amendments Adopted                        Exhibit 3.2.2 to Report on
                            during Fiscal 1992                               Form 10-K for period
                                                                             ended March 31, 1992

               3.2.3        By-Law Amendment Adopted                         Exhibit 3.2.3 to Report on
                            during Fiscal 1994                               Form 10-Q for period
                                                                             ended September 30, 1993

               3.2.4        By-Laws of the Company, as Amended               Exhibit 3.2.4 to Report on
                            through February 21, 1997                        Form 10-K for period
                                                                             ended March 31, 1997

               3.2.5        By-Law Amendment Adopted                         Filed herewith
                            during Fiscal 1998

         (2) Exhibits 10.1 through 10.6.6, Material Contracts, as follows:

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

               Exhibit                                                       Filed Herewith or Incorporated
               Number               Description                              Herein by Reference to
               ------               -----------                              ------------------------------


               10.2.5       Building Lease Extensions                        Filed herewith
                            with Renault & Handley
                            Employees Investment Co.

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

               10.6.5       Amended 1991 Stock Option Plan                   Exhibit 10.1 to Report
                            Approved by Stockholders during                  on Form 10-Q for period
                            Fiscal 1998                                      ended September 30, 1997

               10.6.6       Amended 1991 Stock Option Plan                   Filed herewith
                            (March 5, 1998)

         (3)   22           Subsidiaries                                     Filed herewith

         (4)   24           Consent of Experts and Counsel                   Filed herewith

         (5)   27           Financial Data Schedule                          Filed herewith


Exhibits not listed above are not applicable to registrant.

(b)  Reports on Form 8-K

     The Company did not file any Reports on Form 8-K during the quarter ended March 31, 1998.

(c)  Exhibits

     Exhibits 3.2.5, 10.2.5, 10.6.6, 22, 24, and 27 are filed herewith.

(d)  Financial Statement Schedules

     Schedule II to the Company's Consolidated Financial Statements follows immediately.

                                                                     SCHEDULE II


                 DREXLER TECHNOLOGY CORPORATION AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS
                    For the Fiscal Year Ended March 31, 1998



                              Balance at       Additions        Additions                           Balance
                              Beginning        Charged to       Charged to                           at End
      Description             of Period     Profit and Loss    Other Accounts    Deductions        of Period
      -----------             ---------     ---------------    --------------    ----------       -----------
Product return reserve..... $       --       $  260,000          $        --      $     --        $   260,000
                            ==========       ==========          ===========      ========        ===========


SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

        Dated:  June 5, 1998

                                        DREXLER TECHNOLOGY CORPORATION



                                        By   /s/ JEROME DREXLER
                                             ----------------------------------
                                             Jerome Drexler, Chairman and Chief
                                             Executive Officer



        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

        Signature                                         Title                                Date
        ---------                                         -----                                ----

/s/  JEROME DREXLER                          Chairman of the Board of Directors              June 5, 1998
-----------------------------                and Chief Executive Officer
Jerome Drexler                               (Principal Executive Officer)


/s/ STEVEN G. LARSON                         Vice President of Finance and Treasurer         June 5, 1998
-----------------------------                (Principal Financial Officer and
Steven G. Larson                             Principal Accounting Officer)


/s/ ARTHUR H. HAUSMAN                        Director                                        June 5, 1998
-----------------------------
Arthur H. Hausman


/s/ Dan Maydan                               Director                                        June 5, 1998
-----------------------------
Dan Maydan


/s/ WILLIAM E. MCKENNA                       Director                                        June 5, 1998
-----------------------------
William E. McKenna


                                  EXHIBIT INDEX

            Exhibit
            Number        Description
            ------        -----------
            3.2.5         By-Law Amendment

            10.2.5        Building Lease Extensions

            10.6.6        Amended 1991 Stock Option Plan

            22            Subsidiaries

            24            Consent of Experts and Counsel

            27            Financial Data Schedule
