Form 10-K/A
period 1998-03-31
DREXLER TECHNOLOGY CORP
filed 1998-07-30
CIK 30140

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
[Mark One]

   [X]          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                    For the Fiscal Year Ended March 31, 1998

                                       OR

   [ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                For the Transition Period from _______ to _______

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
              (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:

       None                                                     None
--------------------                                   ------------------------
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

 Number of outstanding shares of Common Stock, $.01 par value, at May 12, 1998:
                                   9,678,597

                    DOCUMENTS INCORPORATED BY REFERENCE: NONE

    Drexler Technology Corporation, the undersigned Registrant (also referred to herein as the "Company"), hereby amends Part III, Items 10, 11, and 12 of its Annual Report on Form 10-K for the fiscal year ended March 31, 1998 as follows in order that such items are contained in the Form 10-K directly rather than being incorporated by reference from Registrant's Definitive Proxy Statement:

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

    (b) Part III of the Form 10-K is hereby amended to add the information required under Items 10, 11, and 12, as follows:

                                    PART III

ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


A.  Directors and Executive Officers

                               Officer or
                                Director
      Name               Age      Since     Position with Registrant and, If Different, Principal Occupation
      ----               ---   ----------   ----------------------------------------------------------------
Jerome Drexler            70      1968      Chairman of the Board of Directors and Chief Executive Officer of
                                            Registrant and its wholly owned
                                            subsidiary, LaserCard Systems
                                            Corporation.

Richard M. Haddock        46      1997      President and Chief Operating Officer of Registrant and its wholly owned subsidiary, LaserCard Systems Corporation.

Christopher J. Dyball     47      1992      Executive Vice President and General Manager, Card Manufacturing.

Steven G. Larson          48      1987      Vice President of Finance and Treasurer of Registrant and its wholly owned subsidiary, LaserCard Systems Corporation.

Arthur H. Hausman         74      1981      Director; private investor.  Retired Chairman, President, and Chief
                                            Executive Officer of Ampex Corporation (manufacturer of professional audio-video systems, data/memory products, and magnetic tape).
                                            Director of California Amplifier, Inc. (low-noise amplifiers),
                                            California Microwave, Inc. (commercial telecommunications and defense electronics), and Director Emeritus of Technology for
                                            Communications International (high-frequency antenna systems and electronic reconnaissance systems).

Dan Maydan               62       1998      Director.  President (since December 1993), Director (since 1992), and formerly Executive Vice President (from 1990 to December 1993) of
                                            Applied Materials, Inc. (semiconductor manufacturing equipment);
                                            Co-Chairman (since 1991) of Applied Komatsu Technology, Inc. (flat-
                                            panel display production systems); Director of Electronics for Imaging,
                                            Inc. (software).

William E. McKenna       78       1970      Director; private investor.  Director of California Amplifier, Inc.
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

    There are no family relationships among any directors or executive officers of the Company.

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

B.  Section 16(a) Beneficial Ownership Reporting Compliance

    Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors, executive officers, and beneficial owners of more than 10 percent of the Company's common stock to file with the Commission initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. The Company believes that for the 1998 fiscal year, these requirements were satisfied except for Dr. Dan Maydan's initial Form 3 filing, which was 1 day late due to a delivery delay. The Company believes that, based on its review of Forms 3, 4, 5, if any, and periodic written representations from reporting persons, all other officers, directors, and holder of more than 10 percent of the Company's common stock complied with all Section 16(a) filing requirements for the 1998 fiscal year.

ITEM 11. EXECUTIVE COMPENSATION

A.  Compensation of Executive Officers

    The following table discloses the total compensation paid to each of the Company's 4 executive officers for the 3 fiscal years ended March 31, 1998, for services rendered in all capacities to the Company and its subsidiaries.

                           SUMMARY COMPENSATION TABLE

                                                   Annual Compensation          Long-Term Compensation
                                                   -------------------          ----------------------

                                    Fiscal                                         Shares Underlying
 Name and Principal Position         Year         Salary ($)       Bonus ($)       Option Grants (#)
 ---------------------------         ----         ----------       ---------       -----------------
Jerome Drexler                       1998         $ 164,647         $   0                45,000
  Chairman of the Board and          1997         $ 160,755         $   0                45,000
  Chief Executive Officer            1996         $ 146,956         $   0                30,000

Richard M. Haddock                   1998         $ 173,720         $   0                20,000
  President and                      1997         $ 113,456         $   0                51,000
  Chief Operating Officer            1996         $ 107,345         $   0               105,000

Christopher J. Dyball
  Executive Vice President           1998         $ 150,036         $   0                45,000
  and General Manager,               1997         $ 111,052         $   0                36,000
  Card Manufacturing                 1996         $ 107,206         $   0                75,000

Steven G. Larson                     1998         $ 129,662         $   0                20,000
  Vice President of Finance          1997         $ 114,502         $   0                51,000
  and Treasurer                      1996         $  97,202         $   0                60,000

Stock Option Grants to Executive Officers

    The following table sets forth the stock options granted to each of the Company's 4 executive officers under the Company's 1991 Option Plan during the 1998 fiscal year ended March 31, 1998. The table sets forth hypothetical dollar gains or "option spreads" for the options at the end of their respective terms, as calculated in accordance with the rules of the Securities and Exchange Commission. Each gain is based on arbitrarily assumed annualized rates of compounded appreciation of the market price at the date of grant of 5 percent and

10 percent from the date the option was granted to the end of the option term. However, no gain to the optionee is possible without an increase in stock price, which will benefit all stockholders commensurately. A zero percent gain in stock price appreciation will result in zero dollars for the optionee. Actual gains, if any, on option exercises are dependent on the future performance of the Company's Common Stock.

                        OPTION GRANTS IN LAST FISCAL YEAR

                                              Individual Grants
                        ---------------------------------------------------------
                                                                                          Potential Realizable Value at
                                         Percent of                                          Assumed Annual Rates of
                          Shares        Total Options     Exercise                        Stock Price Appreciation for
                        Underlying       Granted to         Price      Expiration           5- or 10-Year Option Term
                          Options      All Optionees     ($/Share)        Date              -------------------------
     Name               Granted(#)      in Fiscal Year       (1)           (2)                 5%            10%
     ----               ----------      --------------   -----------    ---------              --            ---
Jerome Drexler          45,000              11.3%          $10.75        9/19/07            $304,228       $770,973
Richard Haddock         20,000               5.0%          $10.75        9/19/02            $ 59,401       $131,260
Christopher Dyball      45,000              11.3%          $10.75        9/19/02            $133,651       $295,334
Steven Larson           20,000               5.0%          $10.75        9/19/02            $ 59,401       $131,260

----------

(1) At the discretion of the Board of Directors and/or Stock Option Committee, the optionee may pay the exercise price to the Company in cash, by promissory note, or by delivering already owned shares, subject to certain conditions.

(2) Mr. Drexler's options have 10-year terms. Options granted to Messrs. Haddock, Dyball, and Larson have 5-year terms. These options are subject to earlier termination in certain events.

Aggregated Option Exercises and Options Held by Executive Officers

     The following table sets forth the value of options exercised by the Company's executive officers during the 1998 fiscal year and remaining unexercised at fiscal year end.

                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR-END OPTION VALUES

                                                      Number of Securities Underlying               Value of Unexercised
                         Shares                           Unexercised Options at                   In-the-Money Options at
                       Acquired on       Value              Fiscal Year-End (#)                     Fiscal Year-End ($)(2)
                        Exercise       Realized             -------------------                     ----------------------
        Name               (#)           ($)(1)       Exercisable       Unexercisable         Exercisable          Unexercisable
        ----              -----       ------------    -----------       -------------         -----------          -------------
Jerome Drexler          53,000         $225,768          179,000                   0           $1,187,594             $      0

Richard Haddock              0                0           79,000             101,000           $  620,031             $412,156

Christopher Dyball      47,500         $228,750           52,500             111,000           $  398,516             $493,406

Steven Larson (3)       37,950         $210,224           25,000              91,000           $  181,719             $355,281

----------

(1) Market value of underlying securities (based on the fair market value of the Company's Common Stock on The Nasdaq Stock Market) at the time of their exercise, minus the exercise price.

(2) Market value of securities underlying in-the-money options at fiscal year end (based on $15.40625 per share, the average of the high and low trading prices of the Company's Common Stock on The Nasdaq Stock Market as of fiscal year end) minus the exercise price.

(3) Includes options subject to trust in favor of Marsha Larson, for whose benefit 26,450 shares were acquired upon exercise in fiscal 1998 (for value realized of $139,262). At fiscal year end, 937 shares remained underlying those options that were exercisable (for value of $5,944) and 1,094 shares remained underlying those options that were unexercisable (for value of $6,940).

B.   Compensation of Directors

     Each of the 4 directors receives a fee of $1,200 per month for serving as a director, the standard fee in effect since July of 1995. The Company also reimburses reasonable out-of-pocket expenses incurred by directors performing services for the Company.

     The Company's 1991 Stock Option Plan provides for the automatic grant of a 5-year option to purchase 15,000 shares of the Company's Common Stock on the date any person first becomes a director. These grants to newly elected directors become exercisable in cumulative increments of one-third (1/3) each at the end of 24 months, 36 months, and 48 months from the date of grant. The 1991 Stock Option Plan further provides that on the date of the Company's annual meeting of stockholders, each non-employee director who has served as a director of the Company for the preceding 6-month period and who is re-elected at the annual meeting, is automatically granted a 5-year option to purchase 6,000 shares of the Company's Common Stock. The option share grants to the re-elected directors are exercisable in full at the time of grant. The exercise price for options granted to newly elected directors and re-elected directors is the fair market value of the Company's Common Stock on the effective date of the grant of the option.

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

     In the event of a merger or sale of assets or like event, the Board of Directors is empowered to make appropriate adjustments to options under the 1991 Option Plan. The Board of Directors has adopted guidelines specifying the following as adjustments that it would consider appropriate upon the occurrence of such an event:

    - permitting optionees no less than 30 days to exercise the vested portion of their options;

    - having the successor corporation either (a) issue to optionees replacement options for the unvested portions of options, or else (b) pay deferred compensation on the spread between the value of Company stock upon the occurrence of such event and the option exercise price at the time such unvested portion would have vested; and

    - providing for vesting of 100 percent of the unvested portion for optionees employed by the Company for at least 2 years prior to such event if their employment is terminated within 1 year of such event by the successor corporation other than by resignation or for acts of moral turpitude.

D.  Compensation Committee Interlocks and Insider Participation

    Jerome Drexler, the Company's Chief Executive Officer, is a member of the Compensation Committee. The Compensation Committee is responsible for setting the salaries of the Company's executive officers, other than the Chief Executive Officer, and for certain other management employees of the Company and its subsidiaries.

                                   ----------

    With reference to the next two sections, headed "Compensation Policy" and "Stock Performance Chart," and notwithstanding anything to the contrary set forth in any of the Company's previous filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, that might incorporate future filings, including this Proxy Statement, in whole or part, the "Compensation Policy" and the "Stock Performance Chart" shall not be incorporated by reference in any such filings, nor shall they be deemed to be soliciting material or deemed filed with the Securities and Exchange Commission under the Securities Act of 1933, as amended, or under the Securities Exchange Act of 1934, as amended.

Compensation Policy

    The Board of Directors, in coordination with the Compensation Committee and Stock Option Committee, establishes the general compensation policies of the Company and specific compensation levels for the Company's Chief Executive Officer and other executive officers. The Company's compensation policy, as adopted and revised from time to time, is to provide total compensation opportunities that are competitive with the pay practices of other companies and thereby enable the Company to attract and retain superior performing managers. This is accomplished through a combination of cash incentives and equity incentives which are granted to the Company's executive officers as well as to a broad range of the Company's employees. The Company believes that this closely aligns employee interests with those of its stockholders.

    The Board considered a total package for the Company's Chief Executive Officer in the context of the Company's objectives and business strategy. The analysis included reviewing compensation of chief executive officers of comparable companies within similar industries. The Company's overall financial performance was considered by the Board in determining the Chief Executive Officer's compensation; however, the specific performance of the Company's Common Stock was not a factor. In addition, the Board considered factors such as the individual's past performance and future potential. The same factors and considerations were used in determining the compensation of the Company's other executive officers as were used in setting the compensation of the Chief Executive Officer.

    The Company also maintains a Management Bonus Plan for its management employees. The Board determines the Company contribution to a bonus pool. This contribution is usually related to performance criteria such as pre-tax, pre-bonus Company earnings and licensing revenues, with various adjustments. The Chief Executive Officer then has sole discretion to allocate this bonus pool among the employees of the Company, excluding himself. The Company made no contribution to the bonus pool during fiscal 1998.

          Compensation Committee              Stock Option Committee
          ----------------------              ----------------------
             Jerome Drexler                     Arthur H. Hausman
           William E. McKenna                   William E. McKenna


Stock Performance Chart

    The following stock performance chart compares the cumulative total return for the Company's Common Stock over the past 5 fiscal years, to the Standard & Poor's 500 Stock Index ("S&P 500") and the University of Chicago Center for Research in Security Prices (CRSP) Total Return Index for Nasdaq Stock Market Computer Manufacturing

Companies, which includes manufacturers of computer storage devices. The chart assumes that the value of the investment in the Company and each index was $100 on March 31, 1993, and that any dividends were reinvested.

                COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN*
                            [STOCK PERFORMANCE CHART]
                 *Total Return Assumes Reinvestment of Dividends

     The stock performance chart was plotted using the following data:

                                                                        Fiscal Year Ending March 31,
                                             -----------------------------------------------------------------------------------
                                               1993           1994           1995           1996           1997           1998
                                             --------       --------       --------       --------       --------       --------
Drexler Technology Corporation .......       $ 100.00       $ 120.51       $ 120.51       $ 248.72       $ 210.26       $ 320.51
S&P 500 ..............................       $ 100.00       $ 101.47       $ 117.27       $ 154.92       $ 185.63       $ 274.73
CRSP Nasdaq Computer Manufacturers ...       $ 100.00       $  97.10       $ 115.95       $ 178.58       $ 195.53       $ 346.59

         PAST RESULTS ARE NOT AN INDICATOR OF FUTURE INVESTMENT RETURNS

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

A.  Principal Stockholder

    The table below shows the name, address, number of shares held, nature of ownership, and percentage of shares held as of July 1, 1998, by the only person or entity known to the Company to be the beneficial owner of more than 5 percent of the Company's Common Stock.

                                                  Number of Shares and                    Percentage
           Name and Address                        Nature of Ownership                     of Class
           ----------------                        -------------------                     --------
            Jerome Drexler                            1,424,548(1)                           14.7%
  c/o Drexler Technology Corporation                Full dispositive
       1077 Independence Avenue                     and voting power
        Mountain View, CA 94043

----------

(1) Includes 194,000 shares purchasable by exercise of option within 60 days. Does not include 172,100 shares owned by Mr. Drexler's wife and 12,850 shares held indirectly by his wife as custodian, as to all of which shares Mr. Drexler disclaims any beneficial ownership. Does not include 15,000 shares held by The Drexler Foundation, the assets of which are perpetually dedicated to charity. The power to vote and to dispose of the shares held by The Drexler Foundation is shared by the Foundation's directors, consisting of Mr. Drexler and his wife.

B.   Changes in Control

     There are no arrangements in existence known to the Company which would result in a change in control of the Company.

C.   Security Ownership of Management

     The table on the following page contains information respecting the number of shares and percentage of the Company's Common Stock beneficially owned by each of the Company's 4 directors, by each executive officer of the Company, and by all executive officers and directors as a group, as of July 1, 1998. The beneficial owners of the shares have full voting and investment power, except as indicated in the table, and have addresses in care of the Company. As of the close of business on July 1, 1998, the Company had outstanding 9,718,897 shares of Common Stock.

                STOCK OWNERSHIP BY DIRECTORS AND OFFICERS

                                                                                     Director       Common        Percentage
     Name, Principal Occupation, and Other Directorships                   Age         Since        Shares         of Class
     ---------------------------------------------------                   ---       --------       ------         --------
JEROME DREXLER . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   70          1968        1,424,548(1)      14.7%
Chairman of the Board of Directors and Chief Executive Officer of the
Company and its wholly owned subsidiary, LaserCard Systems Corporation.

ARTHUR H. HAUSMAN . . . . . . . . . . . . . . . . . . . . . . . . . . .    75          1981           43,500(2)        .4%
Director; private investor. Retired Chairman, President, and Chief
Executive Officer of Ampex Corporation (manufacturer of professional audio-video systems, data/memory products, and magnetic tape); Director of California Amplifier, Inc. (low-noise amplifiers); Director of
California Microwave, Inc. (commercial telecommunications and defense electronics); and Director Emeritus of Technology for Communications
International (high-frequency antenna systems and electronic reconnaissance systems).


DAN MAYDAN . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     62          1998               --           --
Director. President (since December 1993), Director (since 1992), and formerly Executive Vice President (from 1990 to December 1993) of
Applied Materials, Inc. (semiconductor manufacturing equipment); and
Co-Chairman (since 1991) of Applied Komatsu Technology, Inc. (flat-panel display pro- duction systems). Director of Electronics for Imaging, Inc.
(software).


WILLIAM E. McKENNA . . . . . . . . . . . . . . . . . . . . . . . . . .     78          1970           57,000(2)        .6%
Director; private investor. Director of California Amplifier, Inc.
(low-noise amplifiers); Safeguard Health Enterprises, Inc. (healthcare services); Midway Games, Inc. (interactive entertainment software for the coin-operated and home markets), and WMS Industries, Inc.
(coin-operated and home video and other games).


RICHARD M. HADDOCK . . . . . . . . . . . . . . . . . . . . . . . . . .     46           N/A           66,800(3)        .7%
President and Chief Operating Officer of the Company and its wholly owned subsidiary, LaserCard Systems Corporation.


CHRISTOPHER J. DYBALL  . . . . . . . . . . . . . . . . . . . . . . . .     47           N/A           46,727(4)        .5%
Executive Vice President of the Company; General Manager, Card
Manufacturing.


STEVEN G. LARSON . . . . . . . . . . . . . . . . . . . . . . . . . . .     48           N/A           22,304(5)        .2%
Vice President of Finance and Treasurer of the Company and its wholly owned subsidiary, LaserCard Systems Corporation.


All executive officers and directors as a group (the 7 persons named above) . . . . . . .          1,660,879(6)      17.1%


---------

(1) Includes 194,000 shares purchasable by exercise of option within 60 days. Does not include 172,100 shares owned by Mr. Drexler's wife and 12,850 shares held indirectly by his wife as custodian, as to all of which shares Mr. Drexler disclaims any beneficial ownership. Does not include 15,000 shares held by The Drexler Foundation, the assets of which are perpetually dedicated to charity. The power to vote and to dispose of the shares held by The Drexler Foundation is shared by the Foundation's directors, consisting of Mr. Drexler and his wife.

(2)   Includes 24,000 shares purchasable by exercise of option within 60 days.

(3)   Includes 66,800 shares purchasable by exercise of option within 60 days.

(4)   Includes 45,000 shares purchasable by exercise of option within 60 days.

(5) Includes 21,400 shares purchasable by exercise of option within 60 days, including options for 937 shares subject to trust in favor of Marsha Larson.

(6)   Includes 375,200 shares purchasable by exercise of option within 60 days.


    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        DREXLER TECHNOLOGY CORPORATION


                                        By:  /s/ Steven G. Larson
                                             -----------------------------------
                                             Steven G. Larson, Vice
                                             President of Finance and Treasurer
                                             (Principal Financial Officer and
                                             Principal Accounting Officer)
July 30, 1998