Form 10-Q
period 1998-06-30
DREXLER TECHNOLOGY CORP
filed 1998-08-13
CIK 30140

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

[Mark One]

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the Quarterly Period Ended June 30, 1998

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

                                 (650) 969-7277
              ---------------------------------------------------
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

          Number of outstanding shares of Common Stock, $.01 par value, at August 6, 1998: 9,721,397

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

    It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto for the year ended March 31, 1998 included in the Company's Form 10-K Annual Report.

    The results of operations for the three months ended June 30, 1998 are not necessarily indicative of results to be expected for the entire year ending March 31, 1999.

    Fiscal Period: For purposes of presentation, the Company has indicated its accounting period as ending on March 31 and its interim quarterly periods as ending on the corresponding month end. The Company, in fact, operates and reports quarterly periods ending on the Friday closest to month end. The 13-week period presented as June 30, 1998 ended on July 3, 1998 and the 13-week period presented as June 30, 1997 ended on June 27, 1997.

    Net Income (Loss) per Share: The Company adopted Statement of Financial Accounting Standard (SFAS) No. 128, "Earnings Per Share," during the 1998 fiscal year. SFAS 128 requires the computation of basic and diluted earnings per share. Basic earnings (loss) per share is computed using the weighted average number of common shares outstanding. Diluted earnings per share for the three-month period ended June 30, 1998 is computed using the weighted average number of shares of common stock outstanding and the dilutive common stock equivalents (using the treasury stock method). Diluted loss per share for the three-month period ended June 30, 1997 equals basic loss per share, as the common stock equivalents were anti-dilutive. Fiscal 1997 amounts have been restated in accordance with the provisions of SFAS 128. The reconciliation of the numerators and denominators of the basic and diluted earnings per share computation is as follows:

                                                Income (Loss)         Shares      Per Share
                                                 (Numerator)      (Denominator)    Amount
                                                -------------     -------------   ---------
                                               (In thousands)    (In thousands)
For three months ended June 30, 1997
  Basic and diluted loss per share
  Income available to common stockholders .......   $ (158)           9,186         $(.02)
                                                    ======           ======         =====

For three months ended June 30, 1998
  Basic earnings per share
  Income available to common stockholders .......   $  975            9,693         $ .10
                                                                                    =====
  Common shares issuable upon exercise of
     stock options using treasury stock method ..       --              449
                                                    ------           ------
  Diluted earnings per share
  Income available to common stockholders .......   $  975           10,142         $ .10
                                                    ======           ======         =====

    Stock options representing 40,000 shares are excluded from the calculation of diluted earnings per share for the three months ended June 30, 1998, as they have an exercise price greater than the average market value for the period.

Recent Accounting Pronouncements:

    SFAS 130: In June 1997, the Financial Accounting Standards Board (FASB) issued SFAS 130, "Reporting Comprehensive Income," which becomes effective for fiscal years beginning after December 15, 1997. In the quarter ended June 30, 1998, the Company adopted SFAS 130. For that quarter, comprehensive income equalled net income.

    SFAS 131: Also in June 1997, the FASB issued SFAS 131, "Disclosures about Segments of an Enterprise and Related Information," which becomes effective for fiscal years beginning after December 15, 1997. The adoption of SFAS 131 is not expected to impact the Company's consolidated financial position or results of operations.

    SFAS 133: In June 1998, the FASB issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and hedging activities. The pronouncement is effective for fiscal years beginning after June 15, 1999. The statement must be applied to derivative instruments that were issued, acquired, or substantively modified after December 31, 1997. The adoption of SFAS 133 is not expected to impact the Company's consolidated financial position or results of operations.

                 DREXLER TECHNOLOGY CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
               (In thousands, except share and per share amounts)



                                                                            March 31,      June 30,
                                                                              1998           1998
                                                                            ---------      --------
                                                                            (Audited)     (Unaudited)
                                                  Assets
Current assets:
   Cash and cash equivalents ..........................................      $  4,830       $  5,617
   Accounts receivable ................................................         1,045          1,235
   Inventories ........................................................         1,470          1,435
   Other current assets ...............................................           216            224
                                                                             --------       --------
      Total current assets ............................................         7,561          8,511
                                                                             --------       --------

Property and equipment, at cost .......................................        15,122         15,553
   Less--accumulated depreciation and amortization ....................       (12,244)       (12,384)
                                                                             --------       --------
      Property and equipment, net .....................................         2,878          3,169

Patents, net ..........................................................           809            815
                                                                             --------       --------

         Total assets .................................................      $ 11,248       $ 12,495
                                                                             ========       ========


                                   Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable ...................................................      $    593       $    586
   Accrued payroll costs ..............................................           300            303
   Advance payments from customers ....................................           463            178
   Other accrued liabilities ..........................................           183            177
                                                                             --------       --------
      Total current liabilities .......................................         1,539          1,244
                                                                             --------       --------

Stockholders' equity:
   Preferred stock, $.01 par value:
      Authorized--2,000,000 shares
      Outstanding--none ...............................................            --             --
   Common stock, $.01 par value:
      Authorized--15,000,000 shares
      Outstanding--9,640,747 shares at March 31, 1998 and
         9,718,897 shares at June 30, 1998 ............................            96             97
Additional paid-in capital ............................................        35,330         35,896
Accumulated deficit ...................................................       (25,717)       (24,742)
                                                                             --------       --------
      Total stockholders' equity ......................................         9,709         11,251
                                                                             --------       --------

         Total liabilities and stockholders' equity ...................      $ 11,248       $ 12,495
                                                                             ========       ========

                 DREXLER TECHNOLOGY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                    (In thousands, except per share amounts)


                                                                                            Three Months Ended
                                                                                                  June 30,
                                                                                             1997          1998
                                                                                           -------       -------
Revenues.............................................................................       $1,489        $ 3,846

Costs and expenses:
   Cost of sales ....................................................................          892         1,965
   Selling, general, and administrative expenses ....................................          649           827
   Research and engineering expenses ................................................          111           134
                                                                                           -------       -------
      Total costs and expenses ......................................................        1,652         2,926
                                                                                           -------       -------

       Operating income (loss) ......................................................         (163)          920

Other income and expense:
   Other income (expense), net ......................................................          (23)           18
   Interest income ..................................................................           30            71
   Interest expense .................................................................           (2)           (3)
                                                                                           -------       -------
      Total other income, net .......................................................            5            86
                                                                                           -------       -------

       Income (loss) before income taxes ............................................         (158)        1,006

Provision for income taxes ..........................................................           --            31
                                                                                           -------       -------

       Net income (loss).............................................................      $  (158)      $   975
                                                                                           =======       =======

Net income (loss) per share:
       Basic ........................................................................      $  (.02)      $   .10
       Diluted.......................................................................      $  (.02)      $   .10

Weighted average number of common and common equivalent shares:
       Basic ........................................................................        9,186         9,693
       Diluted ......................................................................        9,186        10,142

                 DREXLER TECHNOLOGY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (In thousands)


                                                                                                Three Months Ended
                                                                                                      June 30,
                                                                                                 1997          1998
                                                                                               -------       -------
Cash flows from operating activities:
   Net income (loss)....................................................................       $  (158)      $   975
   Adjustments to reconcile net income (loss) to
        net cash used for operating activities:
      Depreciation and amortization .....................................................          140           176
   Changes in operating assets and liabilities:
      (Increase) decrease in accounts receivable ........................................           33          (190)
      (Increase) decrease in inventories ................................................         (512)           35
      Increase in other assets ..........................................................          (10)           (8)
      (Decrease) increase in accounts payable and accrued expenses ......................          623           (10)
      Decrease in advance payments from customers .......................................         (265)         (285)
                                                                                               -------       -------

        Net cash provided by (used for) operating activities ............................         (149)          693
                                                                                               -------       -------

Cash flows from investing activities:
   Purchases of property and equipment ..................................................         (551)         (431)
   Increase in patents ..................................................................          (14)          (42)
                                                                                               -------       -------

        Net cash used for investing activities ..........................................         (565)         (473)
                                                                                               -------       -------

Cash flows from financing activities:
   Proceeds from sale of common stock ...................................................          371           567
                                                                                               -------       -------

        Net cash provided by financing activities .......................................          371           567
                                                                                               -------       -------

        Net increase (decrease) in cash and cash equivalents ............................         (343)          787

Cash and cash equivalents:
   Beginning of period ..................................................................        2,916         4,830
                                                                                               -------       -------
   End of period.........................................................................       $2,573       $ 5,617
                                                                                               =======       =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS--FISCAL 1999 FIRST QUARTER
COMPARED WITH FISCAL 1998 FIRST QUARTER

Revenues

    For the fiscal 1999 first quarter ended June 30, 1998, the Company's total revenues were $3,846,000 compared with $1,489,000 for last year's first quarter.

    Product Sales. Sales of LaserCard(R) optical memory cards and related products to value-added resellers (VARs), licensees, and end-user customers were $3,838,000 for the first three months of fiscal 1999 versus $1,484,000 for last year's comparable period.

    The Company sold more than 900,000 optical memory cards for the fiscal 1999 first quarter compared with 234,000 for last year's first quarter. The increase in sales between the two periods resulted primarily from shipments under United States government orders received prior to fiscal 1999, totalling 4 million optical memory cards. Deliveries under these U.S. government orders are expected to continue at an average of approximately 200,000 to 250,000 cards per month through December of 1998.

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

    License Revenues. There were no licenses sold in the fiscal 1999 or 1998 first quarters. The Company no longer relies on license fees to finance operations.

    Royalty Revenues. The Company cannot predict whether or when equipment or card sales by its licensees will result in material royalties to the Company. Therefore, the Company is not relying on royalty income and does not expect it to be a significant factor in the near term.

Backlog

    As of June 30, 1998, the backlog for LaserCard optical memory cards was approximately $4.7 million. Deliveries are estimated to average approximately 200,000 to 250,000 cards per month through about December 1998. About 98% of the backlog is for U.S. government orders; as is the case in all U.S. government procurement, the government reserves the right to change specifications, delay deliveries, and cancel all or part of the orders. On July 6, 1998, subsequent to quarter end, the Company received a purchase order for a commercial, non-government application in the amount of $2 million, covering 525,000 optical memory cards and a quantity of reader/writers. Delivery is expected to occur over a 12-month period.

Margins

    The gross margin on product sales for the first quarter of fiscal 1999 was 49% compared with 40% for the prior-year period, due largely to the increase in card sales volume. The gross margin can fluctuate with changes in product mix between cards and card reader/writer equipment, which has lower product margins than cards.

Income and Expenses

    Selling, General, and Administrative Expenses (SG&A). For the fiscal 1999 first quarter, SG&A expenses were $827,000 compared with $649,000 for the first quarter of fiscal 1997. The majority of the increases for the fiscal 1999 first quarter is attributable to higher expenses for payroll, marketing, and customer technical support activities. SG&A spending is expected to increase during fiscal 1999 as compared with fiscal 1998, due to increased marketing and customer technical support activities.

    Research and Engineering Expenses. Research and engineering expenses were $134,000 for the first quarter of fiscal 1999 compared with $111,000 for the year-earlier period. Future projects will require increased spending as the optical card industry grows.

    Other Income and Expense. Total net other income for the first quarter of fiscal 1999 was $86,000 compared with $5,000 for the fiscal 1998 first quarter. The Company purchases Japanese yen for payment of reader/writers purchased from a Japanese supplier. Thus, the Company's normal operations are subject to gains or losses on fluctuations in the yen/dollar exchange rate. Net other income for the fiscal 1999 first quarter included an $18,000 gain on foreign currency exchange versus a $23,000 loss for the fiscal 1998 first quarter.

    Interest income for the first quarter of fiscal 1999 was $71,000 compared with $30,000 for last year's first quarter. The changes in interest income for each period were due generally to changes in average invested funds. The Company's interest expense on short-term loans was $3,000 for the fiscal 1999 first quarter compared with $2,000 for the fiscal 1998 first quarter.

LIQUIDITY

    As of June 30, 1998, the Company had cash and cash equivalents of $5,617,000 and no long-term debt.

    Net cash provided by operating activities was $693,000 during the first three months of fiscal 1999 compared with $149,000 used for operating activities during the first three months of fiscal 1998. The change was due mainly to the increase in card sales, as discussed above.

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

    The Company has not established a line of credit and has no current plans to do so. The Company may negotiate a line of credit if and when it becomes appropriate, although no assurance can be given that such financing would be available, if needed.

    As a result of the profit recorded for the first quarter of fiscal 1999, the Company's accumulated deficit was reduced to $24,742,000 at June 30, 1998. During the fiscal 1999 first quarter, stockholders' equity increased to $11,251,000 because of the $975,000 quarterly profit and $567,000 received by the Company for stock issued during the first quarter of fiscal 1999 under the Employee Stock Purchase Plan and the 1991 Stock Option Plan.

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

    The Company is planning to install $1 million of capital equipment and leasehold improvements in its card production facility by the end of September 1998. These assets are for the production of advanced optical cards with new features and for manufacturing-process improvements and will result in a production capacity of 8 million cards annually. Currently, the Company intends to purchase production equipment incrementally as commercial orders for optical memory cards justify increased production capacity to a rate of up to 25 million cards per year. In addition to the investment used for expansion, the Company also will make additional capital expenditures for cost savings, quality improvements, and other purposes. The Company believes that for the next few years, capital expenditures may average approximately $3 million per year for card production equipment and automatic inspection equipment.

    During the fiscal 1999 first quarter, Company employees and consultants purchased from the Company 78,150 shares of registered common stock, at an average price of $7.25 per share, through the exercise of stock options under the Company's 1991 Stock Option Plan, which resulted in additional cash receipts to the Company of $567,000. As of June 30, 1998, Company employees and consultants held unexercised, vested, in-the-money options to purchase 465,750 shares of common stock at exercise prices ranging from $4.56 to $13.06 per share, for a weighted average of $8.20 per share. These stock options, if exercised, would provide the Company with cash in the amount of $3,818,000.

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

FORWARD-LOOKING STATEMENTS

    Certain statements made above relating to plans, objectives, and economic performance go beyond historical information and may provide an indication of future results. To that extent, they are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and each is subject to factors that could cause actual results to differ from those in the forward-looking statement. In particular, the ability of the Company to maintain a profitable level of optical memory card sales is subject to risks and uncertainties with respect to customer diversification, customer expansion, the economic availability of reader/writers, the implementation of ongoing commercial applications by customers, and the economic configuration and operation of the Company's card manufacturing facility for increased output levels. Such factors are described above, in the Company's Report on Form 10-K, and in other documents filed by the Company from time to time with the Securities and Exchange Commission.

PART II. OTHER INFORMATION

ITEM 3.  LEGAL PROCEEDINGS

    On July 27, 1998, the Company filed two complaints in the U.S. District Court of the Northern District of California, each for infringement of two patents owned by the Company covering digital sound encoded on motion picture film. One complaint names as defendants Sony Corporation, provider of the SDDS digital sound system, and numerous producers, distributors, and exhibitors of motion pictures with SDDS soundtracks. The other complaint names as defendants Dolby Laboratories, Inc., provider of the Dolby Digital digital sound system, and numerous producers, distributors, and exhibitors of motion pictures with Dolby Digital soundtracks. These actions seek compensatory damages, enhanced damages and attorneys' fees based on willfulness, and an injunction against further infringement.

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

      (b) No reports on Form 8-K were filed by Registrant during the period for which this report is filed.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

                                       DREXLER TECHNOLOGY CORPORATION
                                       (Registrant)

Date:    August 13, 1998               /s/Jerome Drexler
                                       -----------------------------------------
                                       Jerome Drexler, Chairman of the Board of
                                       Directors and Chief Executive Officer
                                       (Principal Executive Officer)

Date:    August 13, 1998               /s/Steven G. Larson
                                       -----------------------------------------
                                       Steven G. Larson, Vice President
                                       of Finance and Treasurer
                                       (Principal Financial Officer and
                                       Principal Accounting Officer)

                                 EXHIBIT INDEX

Exhibit Number     Description
--------------     -----------
    Ex. 27         Financial Data Schedule