Form 10-Q
period 1998-09-30
DREXLER TECHNOLOGY CORP
filed 1998-11-16
CIK 30140

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

[Mark One]
[X]              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 1998

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. /X/ Yes / / No


Number of outstanding shares of Common Stock, $.01 par value, at November 6, 1998: 9,780,670

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

     The results of operations for the six months ended September 30, 1998 are not necessarily indicative of results to be expected for the entire year ending March 31, 1999.

     Fiscal Period: For purposes of presentation, the Company has indicated its accounting period as ending on March 31 and its interim quarterly periods as ending on the corresponding month end. The Company, in fact, operates and reports quarterly periods ending on the Friday closest to month end. The 13-week period presented as September 30, 1998 ended on October 2, 1998 and the 14-week period presented as September 30, 1997 ended on October 3, 1997.

     Net Income per Share: The Company adopted Statement of Financial Accounting Standard (SFAS) No. 128, "Earnings Per Share," during the 1998 fiscal year. SFAS 128 requires the computation of basic and diluted earnings per share. Basic earnings per share is computed using the weighted average number of common shares outstanding. Diluted earnings per share is computed using the weighted average number of shares of common stock outstanding and the dilutive common stock equivalents (using the treasury stock method). The reconciliation of the numerators and denominators of the basic and diluted earnings per share computation is shown on the following page.

                                                              Income                Shares           Per Share
                                                           (Numerator)         (Denominator)          Amount
                                                           -----------         -------------          ------
                                                          (In thousands)       (In thousands)
For three months ended September 30, 1997
  Basic earnings per share
  Income available to common stockholders...........         $  460                9,257               $   .05
                                                                                                       =======
  Common shares issuable upon exercise of
     stock options using treasury stock method......             --                  265
                                                             ------               ------
  Diluted earnings per share
  Income available to common stockholders...........         $  460                9,522               $   .05
                                                             ======               ======               =======

For three months ended September 30, 1998
  Basic earnings per share
  Income available to common stockholders...........         $  993                9,733               $   .10
                                                                                                       =======
  Common shares issuable upon exercise of
     stock options using treasury stock method......             --                  231
                                                             ------               ------
  Diluted earnings per share
  Income available to common stockholders...........         $  993                9,964               $   .10
                                                             ======               ======               =======

For six months ended September 30, 1997
  Basic earnings per share
  Income available to common stockholders...........         $  302                9,223               $   .03
                                                                                                       =======
  Common shares issuable upon exercise of
     stock options using treasury stock method......             --                  254
                                                             ------               ------
  Diluted earnings per share
  Income available to common stockholders...........         $  302                9,477               $   .03
                                                             ======               ======               =======

For six months ended September 30, 1998
  Basic earnings per share
  Income available to common stockholders...........         $1,968                9,713               $   .20
                                                                                                       =======
  Common shares issuable upon exercise of
     stock options using treasury stock method .....             --                  343
                                                             ------               ------
  Diluted earnings per share
  Income available to common stockholders...........         $1,968               10,056               $   .20
                                                             ======               ======               =======

     Because they have an exercise price greater than the average market value for the periods, stock options representing 564,540 shares are excluded from the calculation of diluted earnings per share for the three months ended September 30, 1998, and stock options representing 436,480 shares are excluded from the calculation of diluted earnings per share for the three months ended September 30, 1997. For the same reason, stock options representing 216,700 shares are excluded from the calculation of diluted earnings per share for the six months ended September 30, 1998, and stock options representing 566,480 shares are excluded from the calculation of diluted earnings per share for the six months ended September 30, 1997.

Recent Accounting Pronouncements:

     SFAS 130: In June 1997, the Financial Accounting Standards Board (FASB) issued SFAS 130, "Reporting Comprehensive Income," which becomes effective for fiscal years beginning after December 15, 1997. In the quarter ended June 30, 1998, the Company adopted SFAS 130. For the three months and six months ended September 30, 1998, comprehensive income equalled net income.

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

                 DREXLER TECHNOLOGY CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
               (In thousands, except share and per share amounts)



                                                                         March 31,             September 30,
                                                                           1998                    1998
                                                                         --------                --------
                                                                         (Audited)              (Unaudited)
                                     Assets
Current assets:
    Cash and cash equivalents ............................               $  4,830                $  7,638
    Accounts receivable ..................................                  1,045                     698
    Inventories ..........................................                  1,470                   1,497
    Other current assets .................................                    216                     240
                                                                         --------                --------
       Total current assets ..............................                  7,561                  10,073
                                                                         --------                --------

Property and equipment, at cost ..........................                 15,122                  16,025
    Less--accumulated depreciation and amortization ......                (12,244)                (12,519)
                                                                         --------                --------
       Property and equipment, net .......................                  2,878                   3,506

Patents, net .............................................                    809                     913
                                                                         --------                --------

          Total assets ...................................               $ 11,248                $ 14,492
                                                                         ========                ========


                      Liabilities and Stockholders' Equity
Current liabilities:
    Accounts payable .....................................               $    593                $    448
    Accrued payroll costs ................................                    300                     333
    Advance payments from customers ......................                    463                     855
    Other accrued liabilities ............................                    183                     178
                                                                         --------                --------
       Total current liabilities .........................                  1,539                   1,814
                                                                         --------                --------

Stockholders' equity:
    Preferred stock, $.01 par value:
       Authorized--2,000,000 shares
       Outstanding--none .................................                     --                      --
    Common stock, $.01 par value:
       Authorized--15,000,000 shares
       Outstanding--9,640,747 shares at March 31, 1998 and
          9,780,670 shares at September 30, 1998 .........                     96                      98
Additional paid-in capital ...............................                 35,330                  36,368
Accumulated deficit ......................................                (25,717)                (23,788)
                                                                         --------                --------
       Total stockholders' equity ........................                  9,709                  12,678
                                                                         --------                --------

          Total liabilities and stockholders' equity .....               $ 11,248                $ 14,492
                                                                         ========                ========

                 DREXLER TECHNOLOGY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                    (In thousands, except per share amounts)



                                                           Three Months Ended              Six Months Ended
                                                              September 30,                  September 30,
                                                          1997            1998            1997            1998
                                                        --------        --------        --------        --------
Revenues ........................................       $  2,902        $  3,661        $  4,391        $  7,507
                                                        --------        --------        --------        --------

Costs and expenses:
    Cost of sales ...............................          1,613           1,727           2,505           3,692
    Selling, general, and administrative expenses            744             847           1,392           1,674
    Research and engineering expenses ...........            112             117             223             251
                                                        --------        --------        --------        --------
       Total costs and expenses .................          2,469           2,691           4,120           5,617
                                                        --------        --------        --------        --------

          Operating income ......................            433             970             271           1,890

Other income and expense:
    Other income (expense), net .................             18             (24)             (5)             (6)
    Interest income .............................             21              75              51             146
    Interest expense ............................             (1)             --              (3)             (3)
                                                        --------        --------        --------        --------
       Total other income, net ..................             38              51              43             137
                                                        --------        --------        --------        --------

          Income before income taxes ............            471           1,021             314           2,027

Provision for income taxes ......................             11              28              12              59
                                                        --------        --------        --------        --------

          Net income ............................       $    460        $    993        $    302        $  1,968
                                                        ========        ========        ========        ========

Net income per share:
          Basic .................................       $    .05        $    .10        $    .03        $    .20
                                                        ========        ========        ========        ========
          Diluted ...............................       $    .05        $    .10        $    .03        $    .20
                                                        ========        ========        ========        ========

Weighted average common shares:
          Basic .................................          9,257           9,733           9,223           9,713
          Diluted ...............................          9,522           9,964           9,477          10,056

                 DREXLER TECHNOLOGY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (In thousands)


                                                                                 Six Months Ended
                                                                                  September 30,
                                                                              1997              1998
                                                                             -------           -------
Cash flows from operating activities:
   Net income .....................................................          $   302           $ 1,968
   Adjustments to reconcile net income to
          net cash used for operating activities:
       Depreciation and amortization ..............................              292               371
       Compensation on stock plan activity ........................               14                18

   Changes in operating assets and liabilities:
       (Increase) decrease in accounts receivable .................             (683)              347
       Increase in inventories ....................................             (504)              (27)
       Increase in other assets ...................................              (30)              (24)
       (Decrease) increase in accounts payable and accrued expenses              395              (117)
       (Decrease) increase in advance payments from customers .....           (1,165)              392
                                                                             -------           -------

          Net cash provided by (used for) operating activities ....           (1,379)            2,928
                                                                             -------           -------

Cash flows from investing activities:
   Purchases of property and equipment ............................             (827)             (922)
   Increase in patents ............................................              (40)             (181)
                                                                             -------           -------

          Net cash used for investing activities ..................             (867)           (1,103)
                                                                             -------           -------

Cash flows from financing activities:
   Proceeds from sale of common stock .............................            1,050               983
                                                                             -------           -------

          Net cash provided by financing activities ...............            1,050               983
                                                                             -------           -------

          Net increase (decrease) in cash and cash equivalents ....           (1,196)            2,808

Cash and cash equivalents:
   Beginning of period ............................................            2,916             4,830
                                                                             -------           -------
   End of period ..................................................          $ 1,720           $ 7,638
                                                                             =======           =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                RESULTS OF OPERATIONS--FISCAL 1999 SECOND QUARTER
                    COMPARED WITH FISCAL 1998 SECOND QUARTER

Revenues

     For the fiscal 1999 second quarter ended September 30, 1998, the Company's total revenues were $3,661,000 compared with $2,902,000 for last year's second quarter. Total revenues for the current six-month period were $7,507,000 compared with $4,391,000 for the same period last year.

     PRODUCT SALES. Sales of LaserCard(R) optical memory cards and related products to value-added resellers (VARs), licensees, and end-user customers were $7,497,000 for the first six months of fiscal 1999 versus $3,961,000 for last year's comparable period.

     For the first six months of fiscal 1999, the Company sold more than 1,900,000 optical memory cards compared with 850,000 for the first six months of fiscal 1998. The increase in sales between the two periods resulted primarily from shipments under United States government orders.

     Applications for the Company's LaserCard products include: medical data applications in the United States; various programs in Europe and Asia, including a hospital patient-record card system and a vehicle warranty and maintenance records card; and U.S. government-related programs, including the U.S. Department of Defense "Automated Manifest" card, the U.S. Immigration and Naturalization Service "Green Card," and the U.S. Department of State "Laser Visa" border crossing card.

     The Company utilizes VAR companies for the development of commercial markets and applications for LaserCard products. Product sales to VARs include the Company's optical memory cards, the Company's system software, and optical card reader/writers made by a licensee of the Company, and may include add-on peripherals made by other companies (such as equipment for adding a digitized photo, fingerprint, hand template, or signature to the cards). The VARs may add application software, personal computers (PCs), and other peripherals, and then resell these products, integrated into data systems, for end-user customers.

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

     Optical memory cards are used in conjunction with card reader/writer equipment which is connected to personal computers. The reader/writer is integrated as a PC logical drive and has drive- letter access in the same manner as floppy disk drives. Such reader/writers are sold to VARs and other customers of the Company. The price, performance, and availability of such reader/writers are factors in the commercialization of optical cards. The Company sells reader/writers for a few thousand dollars per unit, and these units generally include the Company's interface software/device drivers.

     At this time, the Company does not manufacture card reader/writers but instead purchases such equipment from a Japanese licensee, Nippon Conlux Co., Ltd., currently the Company's sole supplier of reader/writers. However, efforts are being made to develop a manufacturing source in the Western Hemisphere. The Company's inventory level for reader/writers fluctuates from zero up to approximately 300 units based on the timing of purchases and sales. If market demand increases sharply over a short period of time, an initial shortage of reader/writers could result. Also, an interruption or change in the supply of reader/writers could cause a delay in both reader/writer and optical memory card shipments and a possible loss of sales, which would adversely affect operating results.

     LICENSE REVENUES. There were no licenses sold in the first six months of fiscal 1999 or 1998. The Company is continuing its efforts to license its optical data storage patents. For example, on September 15, 1998, the Company issued a news release entitled "Drexler Technology Offers Patent Licenses for CD-R and DVD-R Drives for Data "Packet Writing" with Windows NT, 95, 98; UNIX; Macintosh; DOS." However, the magnitude of future license revenues, if any, cannot be predicted or inferred from past events.

     ROYALTY REVENUES. The Company cannot predict whether or when equipment or card sales by its licensees will result in material royalties to the Company. Therefore, the Company is not relying on royalty income and does not expect it to be a significant factor in the near term.

Backlog

     As of September 30, 1998, the backlog for LaserCard optical memory cards was approximately $3.2 million. Deliveries of this backlog are estimated to average approximately 200,000 to 250,000 cards per month through about December 1998. On November 6, 1998, the U.S. Immigration and Naturalization Service (INS) posted a notice in the Commerce Business Daily that the INS intends to purchase 1 million additional optical memory cards that are identical to the current Permanent Resident Alien cards (Green Cards) and the State Department Laser Visa cards (border crossing cards). Under a U.S. law amended in late October 1998, more than 5 million Mexican citizens currently holding the old type of border crossing cards, plus Mexican citizens applying for Laser Visa cards for the first time, will be required to display their Laser Visa cards upon entering the United States after September 30, 2001. The Company anticipates that significant additional orders will be received under this program. However, as of this date (November 16, 1998) such orders have not been received. The Company has previously delivered 300,000 of the State Department Laser Visa cards under this program.

     About 63% of the September 30, 1998 backlog is for U.S. government orders; as is the case in all U.S. government procurement, the government reserves the right to change specifications, delay deliveries, and cancel all or part of the orders.

Margins

     The gross margin on product sales for the first six months of fiscal 1999 was 51% compared with 43% for the prior-year period, due largely to the increase in card sales volume. The gross margin can fluctuate with changes in product mix between cards and card reader/writer equipment, which has lower product margins than cards. The Company believes the gross margin percentage will be lower than 50% for the remainder of fiscal year 1999.

Income and Expenses

     SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES (SG&A). For the fiscal 1999 second quarter, SG&A expenses were $847,000 compared with $744,000 for the second quarter of fiscal 1997. For the fiscal 1999 first six months, SG&A expenses were $1,674,000 compared with $1,392,000 for the first six months of fiscal 1997. The majority of the increases for the fiscal 1999 second quarter and first six months is attributable to higher expenses for payroll, marketing, and customer technical support activities. SG&A spending is expected to increase during fiscal 1999 as compared with fiscal 1998, due to increased marketing and customer technical support activities.

     RESEARCH AND ENGINEERING EXPENSES. Research and engineering expenses were $117,000 for the second quarter of fiscal 1999 compared with $112,000 for the second quarter of fiscal 1998, and were $251,000 for the first six months of fiscal 1999 compared with $223,000 for the first six months of fiscal 1998. Future projects will require increased spending as the optical card industry grows.

     OTHER INCOME AND EXPENSE. Total net other income for the first six months of fiscal 1999 was $137,000 compared with $43,000 for the first six months of fiscal 1998. The Company purchases Japanese yen for payment of reader/writers purchased from a Japanese supplier. Thus, the Company's normal operations are subject to gains or losses on fluctuations in the yen/dollar exchange rate. Net other income for the fiscal 1999 first six months included a loss of $2,000 on foreign currency exchange versus a loss of $5,000 for the first six months of last year.

     Interest income for the first six months of fiscal 1999 was $146,000 compared with $51,000 for the year-earlier period. The increase in interest income for fiscal 1999 was due generally to increases in average invested funds. The Company's interest expense on short-term loans was $3,000 for the first six months of fiscal 1999 and $3,000 for first six months of fiscal 1998.

                                    LIQUIDITY

     As of September 30, 1998, the Company had cash and cash equivalents of $7,638,000 and no long-term debt.

     Net cash provided by operating activities was $2,928,000 during the first six months of fiscal 1999 compared with $1,379,000 used for operating activities during the first six months of fiscal

1998. The change was due mainly to the increase in card sales, as discussed above, and changes in operating assets and liabilities.

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

     As a result of the $1,968,000 profit recorded for the first six months of fiscal 1999, the Company's accumulated deficit was reduced to $23,788,000 at September 30, 1998. During the fiscal 1999 first six months, stockholders' equity increased to $12,678,000 because of the $1,968,000 profit and $983,000 received by the Company for stock issued during the first six months of fiscal 1999 under the Employee Stock Purchase Plan and the 1991 Stock Option Plan.

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

     For the production of state-of-the-art optical memory cards, the Company's card production capacity is approximately 5 million cards per year. This capacity can be expanded to 8 million cards per year over a six-month period with an expenditure of $1.5 million, previously allocated for this purpose. The Company intends to purchase additional production equipment in a series of steps as optical memory card orders expand to justify production capacity increases, to a rate of up to 25 million cards per year. In addition to the investment used for expansion, the Company also will make additional capital expenditures for cost savings, quality improvements, and other purposes. The Company believes that during the next few years, capital expenditures may range between $1.5 million to $3 million per year for card production equipment and automatic inspection equipment.

     During the first six months of fiscal 1999, Company employees and consultants purchased from the Company 131,670 shares of registered common stock, at an average price of $7.18 per share, through the exercise of stock options under the Company's 1991 Stock Option Plan, which resulted in additional cash receipts to the Company of $945,000. As of September 30, 1998, Company employees and consultants held unexercised, vested, in-the-money options to purchase 361,300 shares of common stock at exercise prices ranging from $4.56 to $10.44 per share, for a weighted average of $7.23 per share. These stock options, if exercised with cash, would provide the Company with cash in the amount of $2,612,000. However, optionees are permitted to exercise Company stock options using shares they already own. During the first six months of fiscal 1999, optionees surrendered 5,877 previously owned shares to purchase 8,880 new shares through the exercise of stock options.

                               YEAR 2000 READINESS

     INFORMATION TECHNOLOGY SYSTEMS. For purposes of upgrading in response to ordinary business requirements, rather than in connection with Year 2000 preparedness, the Company comprehensively renovated its internal computer and network systems during the past three years. As a result, the Company has virtually no hardware systems more than three years old. Similarly, with the exception of the Company's manufacturing tracking system, which is scheduled for routine replacement with a Year 2000 compliant system within the next year, most of the Company's software systems operate with recent Microsoft products, which Microsoft has indicated are Year 2000 compliant. The Company is conducting testing of its internal information technology systems, and expects to have the testing substantially completed by the end of calendar year 1998. Nevertheless, on the basis of internal audit conducted so far and information provided by the manufacturers, the Company does not believe that the prospect of Year 2000 disruption of its information technology systems is likely to be material. With respect to information processing conducted for the Company by third parties, such as payroll processing and banking, the Company has obtained explicit assurances of Year 2000 compliance.

     EMBEDDED SYSTEMS. Among the Company's embedded systems, including plant and manufacturing systems, the Company has identified only one date-sensitive system, which is amenable to manual adjustment to bypass any potential Year 2000 interruption. With respect to certain plant systems controlled by third parties, including certain security systems, the Company has obtained explicit assurances of Year 2000 compliance.

     THIRD PARTY RELATIONSHIPS; CONTINGENCY PLANS. The Company is in the process of conducting, but has not yet completed, an audit of key third party relationships with respect to Year 2000 preparedness. The audit, which the Company expects to complete by the end of calendar 1998, will assess the level of preparedness of certain key suppliers, customers and VARs. Interruptions in supply of key components, such as OEM equipment and raw materials for the Company's products, could interfere with the Company's ability to continue supplying its products. The Company anticipates that, if its audit of suppliers indicates a potential for such an interruption, it will initiate a program of increasing backup inventory against that contingency. Similarly, an interruption in the ability of key purchasers to continue to meet payment obligations to the Company could hinder the Company's cash flow. Such key customers include the U.S. Immigration and Naturalization Service, the U.S. Department of Defense, and the Company's VARs supporting those accounts. The Company currently maintains substantial cash reserves against that contingency.

     COSTS OF YEAR 2000 PREPARATION; EFFECT ON THE COMPANY'S BUSINESS.
Based upon the factors described above, the Company's separately identifiable costs to prepare for Year 2000 contingencies to date and estimated costs for future efforts are not material and, apart from contingencies beyond the Company's reasonable ability to foresee or control, such as general economic or infrastructure disruption, the Company does not anticipate that Year 2000 issues would have a material effect on the Company's business, other than possibly to require the Company to invest in backup inventory, to draw down cash reserves, or both. To the extent the Company incurs costs specifically relating to Year 2000 preparedness, the Company will expense those costs during the period in which they are incurred.

     ASSUMPTIONS AND UNCERTAINTIES. The Company's expectations about future costs associated with Year 2000 preparedness, and potential effects of Year 2000 disruptions, are subject to uncertainties which could allow a greater financial impact than currently anticipated. Factors that could influence the amount and timing of future costs and effects include the Company's success in identifying systems and programs that contain, or are subject to corruption as a result of receiving data containing, two-digit year codes; the nature and amount of programming required to upgrade, or the cost required to replace, each affected program or system; the rates and magnitude of effort required for labor and consulting with the appropriate skills for remediation; the availability of replacement systems and components; and the success of the Company's customers and suppliers in addressing Year 2000 issues.

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

PART II. OTHER INFORMATION

ITEM 3.  LEGAL PROCEEDINGS

     On July 27, 1998, the Company filed two complaints in the U.S. District Court of the Northern District of California, each for infringement of two patents owned by the Company covering digital sound encoded on motion picture film. One complaint names as defendants Sony Corporation, provider of the SDDS digital sound system, and numerous producers, distributors, and exhibitors of motion pictures with SDDS soundtracks. The other complaint names as defendants Dolby Laboratories, Inc., provider of the Dolby Digital digital sound system, and numerous producers, distributors, and exhibitors of motion pictures with Dolby Digital soundtracks. These actions seek compensatory damages, enhanced damages and attorneys' fees based on willfulness, and an injunction against further infringement. Certain defensive counterclaims have been filed by defendants in response to the complaints. The Company does not believe that resolution of these counterclaims will have a material adverse affect on the financial condition of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the Company's September 25, 1998 Annual Meeting of Stockholders, the Company's stockholders (i) re-elected the Board of Directors and (ii) approved an amendment to the 1991 Stock Option Plan to increase in the number of shares reserved thereunder by 480,000 shares.

     Of the 9,721,397 shares of common stock outstanding as of the record date of July 29, 1998, a total of 8,939,804 shares were voted by proxy, representing 91.96% of the total votes eligible to be cast, constituting a majority and more than a quorum of the outstanding shares entitled to vote. On the election of directors, votes cast for the election of Messrs. Jerome Drexler, Arthur Hausman, Dan Maydan, and William E. McKenna were 8,540,644; 8,539,529; 8,533,704; and 8,539,529, respectively, and votes withheld were 399,160; 400,275; 406,100; and 400,275, respectively. On the amendment of the 1991 Stock Option Plan, 8,056,511 shares were voted in favor; there were 794,264 negative votes, 89,029 abstentions, and no broker non-votes.

     There were no other matters submitted to a vote of security holders during the quarter for which this report is filed.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

       (a)      Exhibit No.                Exhibit Description

                  10.1                     Amendment to "1991 Stock Option Plan"

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

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

                                       DREXLER TECHNOLOGY CORPORATION
                                       (Registrant)

Date:      November 16, 1998           /s/ Jerome Drexler
                                       -----------------------------------------
                                       Jerome Drexler, Chairman of the Board of
                                       Directors and Chief Executive Officer
                                       (Principal Executive Officer)

Date:      November 16, 1998           /s/ Steven G. Larson
                                       -----------------------------------------
                                       Steven G. Larson, Vice President of
                                       Finance and Treasurer (Principal
                                       Financial Officer and Principal
                                       Accounting Officer)

                                 EXHIBIT INDEX

Exhibit Number           Description
--------------           -----------
    10.1                 Amendment to "1991 Stock Option Plan"

    27                   Financial Data Schedule