Form 10-Q
period 1998-12-31
DREXLER TECHNOLOGY CORP
filed 1999-02-09
CIK 30140

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

[Mark One]
   [X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended December 31, 1998

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes |_| No


Number of outstanding shares of Common Stock, $.01 par value, at February 5, 1999: 9,786,320

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

     The results of operations for the nine months ended December 31, 1998 are not necessarily indicative of results to be expected for the entire year ending March 31, 1999.

     Fiscal Period: For purposes of presentation, the Company has indicated its accounting period as ending on March 31 and its interim quarterly periods as ending on the corresponding month end. The Company, in fact, operates and reports quarterly periods ending on the Friday closest to month end. The 13-week period presented as December 31, 1998 ended on January 1, 1999 and the 13-week period presented as December 31, 1997 ended on January 2, 1998.

     Net Income per Share: The Company adopted Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share," during the 1998 fiscal year. SFAS 128 requires the computation of basic and diluted earnings per share. Basic earnings per share is computed using the weighted average number of common shares outstanding. Diluted earnings per share is computed using the weighted average number of shares of common stock outstanding and the dilutive common stock equivalents (using the treasury stock method). The reconciliation of the numerators and denominators of the basic and diluted earnings per share computation is shown on the following page.

                                                      Income             Shares        Per Share
                                                    (Numerator)      (Denominator)      Amount
                                                   --------------    --------------    ---------
                                                   (In thousands)    (In thousands)
For three months ended December 31, 1997
  Basic earnings per share
  Income available to common stockholders...........   $   676            9,525          $  .07
                                                                                         ======
  Common shares issuable upon exercise of
     stock options using treasury stock method ......       --              255
                                                       -------           ------
  Diluted earnings per share
  Income available to common stockholders...........   $   676            9,780          $  .07
                                                       =======           ======          ======

For three months ended December 31, 1998
  Basic earnings per share
  Income available to common stockholders...........   $ 1,003            9,781          $  .10
                                                                                         ======
  Common shares issuable upon exercise of
     stock options using treasury stock method ......       --              137
                                                       -------           ------
  Diluted earnings per share
  Income available to common stockholders...........   $ 1,003            9,918          $  .10
                                                       =======           ======          ======

For nine months ended December 31, 1997
  Basic earnings per share
  Income available to common stockholders...........   $   978            9,324          $  .10
                                                                                         ======
  Common shares issuable upon exercise of
     stock options using treasury stock method ......       --              255
                                                       -------           ------
  Diluted earnings per share
  Income available to common stockholders...........   $   978            9,579          $  .10
                                                       =======           ======          ======

For nine months ended December 31, 1998
  Basic earnings per share
  Income available to common stockholders...........   $ 2,971            9,736          $  .31
                                                                                         ======
  Common shares issuable upon exercise of
     stock options using treasury stock method ......       --              280
                                                       -------           ------
  Diluted earnings per share
  Income available to common stockholders...........   $ 2,971           10,016          $  .30
                                                       =======           ======          ======

     Because they have an exercise price greater than the average market value for the periods, stock options representing 1,138,073 shares are excluded from the calculation of diluted earnings per share for the three months ended December 31, 1998, and stock options representing 436,480 shares are excluded from the calculation of diluted earnings per share for the three months ended December 31, 1997. For the same reason, stock options representing 304,300 shares are excluded from the calculation of diluted earnings per share for the nine months ended December 31, 1998, and stock options representing 566,480 shares are excluded from the calculation of diluted earnings per share for the nine months ended December 31, 1997.

Recent Accounting Pronouncements:

     SFAS 130: In June 1997, the Financial Accounting Standards Board (FASB) issued SFAS 130, "Reporting Comprehensive Income," which becomes effective for fiscal years beginning after December 15, 1997. In the quarter ended June 30, 1998, the Company adopted SFAS 130. For the three months and nine months ended December 31, 1998, comprehensive income equalled net income.

     SFAS 131: Also in June 1997, the FASB issued SFAS 131, "Disclosures about Segments of an Enterprise and Related Information," which becomes effective for fiscal years beginning after December 15, 1997. The adoption of SFAS 131 is not expected to impact the Company's disclosures.

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

                 DREXLER TECHNOLOGY CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
               (In thousands, except share and per share amounts)


                                                                    March 31,     December 31,
                                                                      1998           1998
                                                                    ---------     ------------
                                                                    (Audited)     (Unaudited)
                                     Assets
Current assets:
    Cash and cash equivalents ....................................   $  4,830       $  7,757
    Accounts receivable ..........................................      1,045          1,173
    Inventories ..................................................      1,470          1,286
    Other current assets .........................................        216            284
                                                                     --------       --------
       Total current assets ......................................      7,561         10,500
                                                                     --------       --------

Property and equipment, at cost ..................................     15,122         16,424
    Less--accumulated depreciation and amortization ..............    (12,244)       (12,697)
                                                                     --------       --------
       Property and equipment, net ...............................      2,878          3,727
                                                                     --------       --------

Patents, net .....................................................        809          1,100
                                                                     --------       --------

          Total assets ...........................................   $ 11,248       $ 15,327
                                                                     ========       ========

                       Liabilities and Stockholders' Equity
Current liabilities:
    Accounts payable .............................................   $    593       $    483
    Accrued payroll costs ........................................        300            321
    Advance payments from customers ..............................        463            625
    Other accrued liabilities ....................................        183            210
                                                                     --------       --------
       Total current liabilities .................................      1,539          1,639
                                                                     --------       --------

Stockholders' equity:
    Preferred stock, $.01 par value:
       Authorized--2,000,000 shares
       Outstanding--none .........................................         --             --
    Common stock, $.01 par value:
       Authorized--15,000,000 shares
       Outstanding--9,640,747 shares at March 31, 1998 and
           9,781,670 shares at December 31, 1998 .................         96             98
    Additional paid-in capital ...................................     35,330         36,375
    Accumulated deficit ..........................................    (25,717)       (22,785)
                                                                     --------       --------
       Total stockholders' equity ................................      9,709         13,688
                                                                     --------       --------

          Total liabilities and stockholders' equity .............   $ 11,248       $ 15,327
                                                                     ========       ========

                 DREXLER TECHNOLOGY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                    (In thousands, except per share amounts)


                                                         Three Months Ended             Nine Months Ended
                                                            December 31,                   December 31,
                                                         1997           1998           1997           1998
                                                         ----           ----           ----           ----
Revenues ..........................................    $  3,229       $  4,056       $  7,620       $ 11,563
                                                       --------       --------       --------       --------

Costs and expenses:
    Cost of sales .................................       1,709          1,982          4,214          5,674
    Selling, general, and administrative expenses..         801            973          2,193          2,647
    Research and engineering expenses .............          92             99            315            350
                                                       --------       --------       --------       --------
       Total costs and expenses ...................       2,602          3,054          6,722          8,671
                                                       --------       --------       --------       --------

          Operating income ........................         627          1,002            898          2,892

Other income and expense:
    Other income (expense), net ...................          31            (52)            26            (58)
    Interest income ...............................          43             87             94            233
    Interest expense ..............................          (2)            (2)            (5)            (5)
                                                       --------       --------       --------       --------
       Total other income, net ....................          72             33            115            170
                                                       --------       --------       --------       --------

          Income before income taxes ..............         699          1,035          1,013          3,062

Provision for income taxes ........................          23             32             35             91
                                                       --------       --------       --------       --------

          Net income ..............................    $    676       $  1,003       $    978       $  2,971
                                                       ========       ========       ========       ========

Net income per share:
          Basic ...................................    $    .07       $    .10       $    .10       $    .31
                                                       ========       ========       ========       ========
          Diluted .................................    $    .07       $    .10       $    .10       $    .30
                                                       ========       ========       ========       ========

Weighted average common shares:
          Basic ...................................       9,525          9,781          9,324          9,736
          Diluted .................................       9,780          9,918          9,579         10,016


                 DREXLER TECHNOLOGY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (In thousands)


                                                                              Nine Months Ended
                                                                                 December 31,
                                                                              1997         1998
                                                                              ----         ----
Cash flows from operating activities:
   Net income...........................................................    $   978       $ 2,971
   Adjustments to reconcile net income to
     net cash used for operating activities:
       Depreciation and amortization ...................................        467           596
       Provision for doubtful accounts receivable ......................         --             4
       Compensation on stock plan activity .............................         14            18

   Changes in operating assets and liabilities:
       Increase  in accounts receivable ................................       (571)         (132)
       (Increase) decrease in inventories ..............................       (564)          184
       Increase in other assets ........................................        (44)          (68)
       (Decrease) increase in accounts payable and accrued expenses ....        352           (62)
       (Decrease) increase in advance payments from customers ..........     (1,207)          162
                                                                            -------       -------

         Net cash provided by (used for) operating activities ..........       (575)        3,673
                                                                            -------       -------

Cash flows from investing activities:
   Purchases of property and equipment .................................     (1,105)       (1,321)
   Increase in patents .................................................        (61)         (415)
                                                                            -------       -------

         Net cash used for investing activities ........................     (1,166)       (1,736)
                                                                            -------       -------

Cash flows from financing activities:
   Proceeds from sale of common stock ..................................      3,016           990
                                                                            -------       -------

         Net cash provided by financing activities .....................      3,016           990
                                                                            -------       -------

         Net increase in cash and cash equivalents .....................      1,275         2,927

Cash and cash equivalents:
   Beginning of period .................................................      2,916         4,830
                                                                            -------       -------
   End of period........................................................    $ 4,191       $ 7,757
                                                                            =======       =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     RESULTS OF OPERATIONS--FISCAL 1999 THIRD QUARTER AND FIRST NINE MONTHS
          COMPARED WITH FISCAL 1998 THIRD QUARTER AND FIRST NINE MONTHS

Revenues

     For the fiscal 1999 third quarter ended December 31, 1998, the Company's total revenues were $4,056,000 compared with $3,229,000 for last year's third quarter. Total revenues for the current nine-month period were $11,563,000 compared with $7,620,000 for the same period last year.

     PRODUCT SALES. Sales of LaserCard(R) optical memory cards and related products to value-added resellers (VARs), licensees, and end-user customers were $11,343,000 for the first nine months of fiscal 1999 versus $6,961,000 for last year's comparable period.

     For the first nine months of fiscal 1999, the Company sold nearly 3,000,000 optical memory cards compared with nearly 1,600,000 for the first nine months of fiscal 1998. The increase in sales between the two periods resulted primarily from shipments under United States government orders.

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

     At this time, the Company does not manufacture card reader/writers but instead purchases such equipment from a Japanese licensee, Nippon Conlux Co., Ltd., currently the Company's sole supplier of reader/writers. However, efforts are being made to develop a manufacturing source outside of Japan. The Company's inventory level for reader/writers fluctuates from zero up to approximately 300 units based on the timing of purchases and sales. If market demand increases sharply over a short period of time, an initial shortage of reader/writers could result. Also, an interruption or change in the supply of reader/writers could cause a delay in both reader/writer and optical memory card shipments and a possible loss of sales, which would adversely affect operating results.

     LICENSE REVENUES. During the quarter ended December 31, 1998, the Company received $200,000 in license revenues under an agreement to provide technical information related to read/write equipment for optical memory cards There were no licenses sold in the first nine months of fiscal 1998. The Company is continuing its efforts to license its patents relating to optical data recording, storage, and retrieval . However, the magnitude of future license revenues, if any, cannot be predicted or inferred from past events.

     ROYALTY REVENUES. The Company cannot predict whether or when equipment or card sales by its licensees will result in material royalties to the Company. Therefore, the Company is not relying on royalty income and does not expect it to be a significant factor in the near term.

Backlog

     As of December 31, 1998, the backlog for LaserCard optical memory cards was approximately $3,000,000. Deliveries of this backlog are estimated to average approximately 200,000 to 300,000 cards per month through about March 1999.

     About 77% of the December 31, 1998 backlog is for U.S. government orders; as is the case in all U.S. government procurement, the government reserves the right to change specifications, delay deliveries, and cancel all or part of the orders.

Margins

     For the fiscal 1999 first nine months ended December 31, 1998, the gross margin on product sales was 50% compared with 45% for last year's first nine months, due largely to the increase in card sales volume. The gross margin can fluctuate with changes in product mix between cards and card reader/writer equipment, which has lower gross profit margins than cards. The Company believes the gross margin percentage probably will not reach 50% for the fiscal 1999 fourth quarter ending March 31, 1999.

Income and Expenses

     SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES (SG&A). For the fiscal 1999 third quarter, SG&A expenses were $973,000 compared with $801,000 for the third quarter of fiscal 1998. For the fiscal 1999 first nine months, SG&A expenses were $2,647,000 compared with $2,193,000 for the first nine months of fiscal 1998. The majority of the increases for the fiscal 1999 third quarter and first nine months is attributable to higher expenses for payroll, marketing, and customer technical support activities. This increased spending is expected to continue for the remainder of fiscal 1999.

     RESEARCH AND ENGINEERING EXPENSES. Research and engineering expenses were $99,000 for the third quarter of fiscal 1999 compared with $92,000 for the third quarter of fiscal 1998, and were $350,000 for the first nine months of fiscal 1999 compared with $315,000 for the first nine months of fiscal 1998. Future projects will require increased spending as the optical card industry grows.

     OTHER INCOME AND EXPENSE. Total net other income for the first nine months of fiscal 1999 was $170,000 compared with $115,000 for the first nine months of fiscal 1998. The Company purchases Japanese yen for payment of reader/writers purchased from a Japanese supplier. Equipment delivery dates and payment dates do not coincide. Thus, the Company's normal operations are subject to gains or losses on fluctuations in the yen/dollar exchange rate. Net other income for the fiscal 1999 first nine months included a loss of $58,000 on foreign currency exchange versus a gain of $26,000 for the first nine months of last year.

     Interest income for the first nine months of fiscal 1999 was $233,000 compared with $94,000 for the year-earlier period. The increase in interest income for fiscal 1999 was due generally to increases in average invested funds. The Company's interest expense on short-term loans was $5,000 for the first nine months of fiscal 1999 and $5,000 for first nine months of fiscal 1998.

                                    LIQUIDITY

     As of December 31, 1998, the Company had cash and cash equivalents of $7,757,000 and had no long-term debt.

     Net cash provided by operating activities was $3,673,000 during the first nine months of fiscal 1999 compared with $575,000 used for operating activities during the first nine months of fiscal 1998. The change was due mainly to the increase in card sales, as discussed above, and changes in operating assets and liabilities.

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

     As a result of the $2,971,000 profit recorded for the first nine months of fiscal 1999, the Company's accumulated deficit was reduced to $22,785,000 at December 31, 1998. During the fiscal 1999 first nine months, stockholders' equity increased to $13,688,000 because of the $2,971,000 profit and $990,000 received by the Company for stock issued during the first nine months of fiscal 1999 under the Employee Stock Purchase Plan and the 1991 Stock Option Plan.

     The Company's total deferred income tax asset was $15,445,000 at March 31, 1998. If utilized, the total deferred income tax asset would reduce future tax expense on the profit-and-loss statement by $12,275,000 and would reduce future tax payments by $15,445,000. Included are amounts derived from federal income tax net operating losses that will expire at various dates from 2001 through 2012, amounts from state income tax net operating losses that will expire at various dates from 1999 through 2002, and amounts from tax credits that will expire from 2000 through 2004, except for alternative minimum tax credits which have no expiration. The ability of the Company to utilize this deferred tax asset is contingent upon generating sufficient income within the stated time periods. In view of the uncertain value of this asset, the Company has recorded a full valuation allowance against it; therefore, no part of the total deferred tax asset of $15,445,000 has been added to stockholders' equity on the Company's balance sheet.

     For the production of state-of-the-art optical memory cards, the Company's card production capacity is approximately 5 million cards per year. This capacity can be expanded to 8 million cards per year over a six-month period with an expenditure of only $1.5 million, previously budgeted for this purpose. The Company plans to purchase additional production equipment in a series of steps as optical memory card orders expand to justify production capacity increases, to a rate of up to 25 million cards per year. In addition to the investment used for expansion, the Company also will make additional capital expenditures for cost savings, quality improvements, and other purposes. The Company believes that during the next few years, capital expenditures may range between $1.5 million to $3 million per year for card production equipment and automatic inspection equipment.

     During the first nine months of fiscal 1999, Company employees and consultants purchased from the Company 132,670 shares of registered common stock, at an average price of $7.18 per share, through the exercise of stock options under the Company's 1991 Stock Option Plan, which resulted in cash receipts to the Company of $952,000 . As of December 31, 1998, Company employees and consultants held unexercised, vested, in-the-money options to purchase 501,000 shares of common stock at exercise prices ranging from $4.56 to $11.81 per share, for a weighted average of $8.35 per share. These stock options, if exercised with cash, would provide the Company with cash in the amount of $4,185,000. However, optionees are permitted to exercise Company stock options using shares they already own. During the first nine months of fiscal 1999,optionees surrendered 5,877 previously owned shares to purchase 8,880 new shares through the exercise of stock options.

                               YEAR 2000 READINESS

     INFORMATION TECHNOLOGY SYSTEMS. For purposes of upgrading in response to ordinary business requirements, rather than in connection with Year 2000 preparedness, the Company comprehensively renovated its internal computer and network systems during the past three years. As a result, the Company has virtually no hardware systems more than three years old. Similarly, with the exception of the Company's manufacturing tracking system, which is scheduled for routine replacement with a Year 2000 compliant system within the next year, most of the Company's software systems operate with recent Microsoft products, which Microsoft has indicated are Year 2000 compliant. The Company has conducted an internal audit of its information technology systems; and, based on this review and on information provided by the manufacturers, the Company does not believe that the prospect of Year 2000 disruption of its information technology systems is likely to be material. With respect to information processing conducted for the Company by third parties, such as payroll processing and banking, the Company has obtained explicit assurances of Year 2000 compliance.

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

     THIRD PARTY RELATIONSHIPS; CONTINGENCY PLANS. The Company has requested information from certain key suppliers, customers, and VARs with respect to Year 2000 preparedness. The Company is assessing the responses received to date and will follow up with non-respondents during the current quarter. Interruptions in supply of key components, such as OEM equipment and raw materials for the Company's products, could interfere with the Company's ability to continue supplying its products. The Company anticipates that, if its review of suppliers indicates a potential for such an interruption, it will initiate a program of increasing backup inventory against that contingency. Similarly, an interruption in the ability of key purchasers to continue to meet payment obligations to the Company could hinder the Company's cash flow. Such key customers include the U.S. Immigration and Naturalization Service, the U.S. Department of Defense, and the Company's VARs supporting those accounts. The Company currently maintains substantial cash reserves against that contingency.

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

                           FORWARD-LOOKING STATEMENTS

     Certain statements made in this report relating to plans, objectives, and economic performance go beyond historical information and may provide an indication of future results. To that extent, they are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and each is subject to factors that could cause actual results to differ from those in the forward-looking statement. In particular, the ability of the Company to maintain a profitable level of optical memory card sales is subject to risks and uncertainties with respect to customer diversification, customer expansion, the economic availability of reader/writers, the implementation of ongoing commercial applications by customers, and the economic configuration and operation of the Company's card manufacturing facility for increased output levels. Such factors are described above, in the Com pany's Report on Form 10-K, and in other documents filed by the Company from time to time with the Securities and Exchange Commission.

PART II. OTHER INFORMATION

ITEM 3. LEGAL PROCEEDINGS

     The status of actions for infringement of the Company's patents covering digital sound encoded on motion picture film, is reported in the Company's Form 10-Q for the quarter ended September 30, 1998. On December 14, 1998, the Company filed substantially identical complaints in the U.S. District Court of the Northern District of California against additional producers, distributors, and exhibitors of motion pictures with Sony SDDS and Dolby Digital soundtracks, respectively.

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

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

                                   DREXLER TECHNOLOGY CORPORATION (Registrant)

Date: February 9, 1999             /s/Jerome Drexler
                                   ---------------------------------------------
                                   Jerome Drexler, Chairman of the Board of
                                   Directors and Chief Executive Officer
                                   (Principal Executive Officer)

Date: February 9, 1999             /s/Steven G. Larson
                                   ---------------------------------------------
                                   Steven G. Larson, Vice President of Finance
                                   and Treasurer

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                   EXHIBIT DESCRIPTION                               PAGE
-------                  -------------------                               ----
  27                     Financial Data Schedule