Form 10-K
period 1999-03-31
DREXLER TECHNOLOGY CORP
filed 1999-06-25
CIK 30140

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

[Mark One]
   [X]          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                    For the Fiscal Year Ended March 31, 1999

                                       OR


   [ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

            For the Transition Period from __________ to __________

                        Commission File Number: 000-6377

                         DREXLER TECHNOLOGY CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                          77-0176309
-------------------------------                            -------------------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                            Identification No.)

1077 Independence Avenue, Mountain View, CA                    94043-1601
---------------------------------------------              -------------------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Based on the last trade price of the Company's Common Stock on The Nasdaq Stock Market on June 18, 1999, the aggregate market value of the voting stock held by non-affiliates of the registrant is approximately $84,230,000.

Number of outstanding shares of Common Stock, $.01 par value, at June 18, 1999:
                                   9,794,180

                   DOCUMENTS INCORPORATED BY REFERENCE: NONE

                                      TABLE OF CONTENTS

                                                                                                      Page
                                                                                                      ----
                                            PART I

Item 1.  Business
             General Development of Business........................................................    3
             Financial Information about Industry Segments..........................................    4
             Narrative Description of Business......................................................    4
               LaserCard(R) Optical Memory Cards
                 Optical Data Storage...............................................................    4
                 The Drexon(R)Medium................................................................    4
                 About the LaserCard(R).............................................................    4
                 Writing and Reading the Cards......................................................    5
                 Data Storage Capacity..............................................................    6
                 Prerecording.......................................................................    6
                 Card Durability....................................................................    7
                 Card Security......................................................................    7
                 International Standards............................................................    8
               LaserCard(R) Products
                 Card Manufacture...................................................................    8
                 Product Evolution..................................................................    9
                 Marketing and Technical Support....................................................    9
                 System Software....................................................................   10
                 Application Software...............................................................   11
                 Reader/Writers.....................................................................   11
                 Multi-Technology Card Workstations.................................................   11
                 Other Peripherals..................................................................   11
               Licensing
                 Card Manufacturing Licenses........................................................   12
                 Card Distribution Licenses and Other Licenses......................................   12
               Competition
                 Other Technologies.................................................................   12
                 Other Optical Memory Cards and Equipment...........................................   13
               Other Matters
                 Research and Engineering Expenses..................................................   14
                 Patents and Trademarks.............................................................   14
                 Environment........................................................................   16
                 Year 2000 Disclosure...............................................................   16
                 Employees..........................................................................   17
               Risk Factors.........................................................................   17
               Comment Concerning Forward-Looking Statements........................................   20
Item 2.  Properties.................................................................................   20
Item 3.  Legal Proceedings..........................................................................   20
Item 4.  Submission of Matters to a Vote of Security Holders........................................   21
Directors and Executive Officers of the Registrant..................................................   22
                                           PART II
Item 5.  Market for the Registrant's Common Stock and Related Stockholder Matters...................   23
Item 6.  Selected Financial Data....................................................................   24
Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations......   25
Item 8.  Consolidated Financial Statements and Supplementary Data
             Report of Independent Public Accountants...............................................   29
             Consolidated Financial Statements......................................................   30
             Notes to Consolidated Financial Statements.............................................   34
             Quarterly Financial Information (Unaudited)............................................   41
Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.......   42
                                           PART III
Item 10. Directors and Executive Officers of the Registrant.........................................   42
Item 11. Executive Compensation.....................................................................   42
Item 12. Security Ownership of Certain Beneficial Owners and Management.............................   46
Item 13. Certain Relationships and Related Transactions.............................................   46
                                           PART IV
Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K...........................   48
Signatures..........................................................................................   52

                                     PART I

ITEM 1. BUSINESS

(a)  General Development of Business

     Drexler Technology Corporation was incorporated under the laws of the State of California on July 23, 1968, and was reincorporated as a Delaware corporation on September 17, 1987. Drexler Technology Corporation and its wholly owned subsidiary, LaserCard Systems Corporation, (the Company) develop, manufacture, and market optical data storage products used with personal computers for information recording, storage, and retrieval.

     The Company's product line consists of LaserCard(R) optical memory cards, optical card data systems, and related system software. The Company's products are sold mainly through licensees and value-added reseller (VAR) companies that develop commercial applications for LaserCard products. Target markets include government, medical, and electronic commerce applications for portable, recordable, secure, cumulative-data cards. Revenues also include fees from the occasional sale of licenses and/or royalties under the licenses.

     Development of the Company's optical data products began while the Company was a supplier of consumable products to the semiconductor industry. Initially and for many years, the Company sold photomasks, photochemicals, and emulsion-coated glass photoplates for integrated circuit production. During experiments with emulsion-coated glass photoplates as a possible data storage material, Company personnel made discoveries which led to the development of a laser recording medium (trademarked Drexon(R)) which is comprised of pure silver metal particles suspended in a matrix.

     Later experiments with Drexon on a flexible substrate led to the invention and patenting by the Company of a credit-card sized optical memory card (trademarked LaserCard(R)) containing a reflective stripe of Drexon material. This optical memory card is a laser-recordable, computer-readable, nonvolatile, data storage card. It offers multiple security features, can be carried in a wallet, and stores over 4 megabytes of digital data.

     Over time, the Company's focus shifted to optical memory card product development, manufacturing, marketing, and licensing; and by 1988, the Company had sold almost all of the assets of its semiconductor-related product lines. Optical data storage patent license revenues of $20 million during fiscal 1989 and 1991 provided the Company with financing for the following five years. The Company began marketing optical memory card products through its subsidiary, LaserCard Systems Corporation (LSC), which launched a value-added reseller program for worldwide marketing and distribution of optical cards and card systems. This program led to small commercial card sales by several VARs by 1993. By the end of calendar year 1996, orders were at levels of 5,000 to 100,000 cards per order, and VAR companies were marketing the LaserCard internationally. However, the Company had not yet entered into long-term supply agreements with any of its customers and did not have a consistent, large backlog of card orders.

     In February of 1997, the Company received a $7.1 million order for LaserCard optical memory cards to be used as Permanent Resident "Green Cards" by the United States Immigration and Naturalization Service (INS). In fiscal 1998, the Company achieved profitability on LaserCard operations for the first time, largely due to this order. This initial order was followed by a series of card orders for INS Green Cards and U.S. Department of State "Laser Visa" border-crossing cards-a $6.4 million order in December 1997, a $3 million order in November 1998, and a $7.5 million order in May 1999.

     Government and commercial applications for the LaserCard include:

     -   U.S. immigration Green Cards       -   Military cargo manifests

     -   U.S. Department of State Laser     -   Medical/healthcare records cards
         Visa border-crossing cards
                                            -   Cards encoded via Internet
                                                download

     -   Electronic commerce debit cards    -   Vehicle repair/warranty cards

     -   Secure entry cards                 -   Other tamper-resistant ID cards

     The Company's card manufacturing facility is designed to permit incremental expansion of production capacity up to 25 million cards per year, depending upon card type and color-printing specifications. (Please see "Management's Discussion and Analysis" regarding card production capacity.)

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

     A read/write optical data storage system is comprised of a data-storage medium onto which digital information is recorded using a laser, equipment which writes and reads the digital information (a "reader/writer"), system software, and application software. The Company produces and sells its data-storage medium in the form of laser-recordable, optical memory cards, as described in this report. Reader/writers were previously purchased by the Company from a licensed supplier, but arrangements have been made with this supplier for the Company to purchase sets of parts to assemble reader/writers in the United States. The Company develops system software for use by application developers to create optical card-specific product solutions.

The Drexon(R) Medium

     The Drexon(R) laser-recording medium was invented and patented by the Company for optical data storage. It consists of a thin, organic film or colloidal matrix that contains a thin layer of silver particles. Using proprietary and patented processes, the Drexon material is produced by chemical conversion of photographic emulsions, creating a reflective recording surface. As described under "Prerecording," Drexon allows data to be laser recorded, prerecorded using photolithography, or both.

     The Drexon material is DRAW (direct-read-after- write). DRAW media permit data to be read immediately after laser recording--for instantaneous checking of information. Data can be laser written onto the Drexon material at any time (over a period of weeks, months, or years) but data can be written in a specific location only once (write once). After an area is recorded, software prevents that same location from being overwritten with new data. Obsolete data is ignored by the system but remains permanently stored on the Drexon optical card as an audit trail of all changes. New or revised information is recorded in a new location. Thus, although the Drexon material is not physically erasable, it can be corrected and updated at any time. Data also can be read at any time (read many times), allowing access to the recorded data and to the audit trail. The permanent audit trail is particularly desirable for applications such as secure identification/access and medical records.

     Because the Drexon material is a nonvolatile data storage medium, it is not vulnerable to data loss or damage when exposed to X-rays, electronic signals, or magnetic fields. Additionally, because the Drexon material is reflective, it can hold eye-readable, laser-engraved, low-reflectivity images (such as photographs, text, and graphics) that can be viewed and verified without any equipment (readers). (See "Card Security.")

About the LaserCard(R)

     To form LaserCard optical memory cards, the Drexon laser-recording material is encapsulated within layers of polycarbonate plastic (laminated using electron-beam equipment) and then die cut into card shape. The resulting LaserCard conforms to international standards for size, thickness, and flexibility. The typical wholesale price to VARs is $4 to $5 per card when the cards are ordered in the thousands, and even lower in cost when larger quantities of cards are ordered.

     The LaserCard optical memory card is designed primarily for carrying useful, timesaving, cost-saving, or lifesaving data in the wallet and also for recording information in a secure, permanent mode. It is targeted toward personal computer (PC) information systems, Internet-based systems, transaction systems, and real-time functional systems, such as:

- Data recording and access/transaction systems--for unitary records such as medical records and health cards, warranty/service records, cargo manifests, and other databases; and for access control and electronic commerce/transaction security

- Identification systems--for entry passes, immigration cards (e.g., INS Green Cards and U.S. Department of State Laser Visa border-crossing cards), and other tamper-resistant ID cards

- Card personalization systems at the customer's site or at the Company's site, through the transmission of data via the Internet to the Company

- Digital image storage systems--for medical images such as MRI (magnetic resonance imaging) studies, CT (computed tomography) scans, X-rays; and for document images, photographs, and graphics

Features of the LaserCard include:

-    Permanent/nonvolatile, recordable, updatable, digital-data storage

-    Low cost per card

- Compact and durable card construction (highly flexible plastic) for wallet environments

-    High data-storage capacity for its credit-card size

-    Off-line (stand-alone PC), Internet, or intranet capability

-    High difficulty of forging, counterfeiting, tampering

-    Audit trail of all data and updates

- Computer-readable (digital) security options--such as biometric identifiers, user codes, photos, data encryption, digital data interleaved with images

- Visible security options that can be added during card initialization/issuance--such as thermally printed text, photograph, images, OCR code; and eye-readable, laser-engraved images of the cardholder's name, photograph, etc.

- Optional customer add-ons--integrated circuit (IC) chip, conventional hologram

- Factory-printed/prerecorded visual security options--logos, emblems, microimages, watermarks

- Optional factory add-ons--magnetic stripe, signature panel, serial number, bar coded data

Writing and Reading the Cards

     The optical memory card reader/writer contains a low-power, semiconductor-diode laser for writing (10.0 milliwatts) and reading (0.5 milliwatts) of data. The laser is about the size of a thumbtack. The reader/writer is connected to a personal computer as an external SCSI (small computer system interface) device. Information is recorded when the reader/writer focuses the laser beam through the upper clear layer of the card, forming microscopically small spots in linear tracks on the Drexon material. The recorded spots represent digital data, the language of computers.

     Since the reader/writer is connected to a PC, data can be entered onto the LaserCard from the computer's memory, from the Internet, and from intranet networks. Equipment such as fax machines, medical imaging devices, document scanners, or even other data storage media also can transfer data, through a PC, onto the card. Information stored on the optical card is read back using the same reader/writer or a compatible unit. LaserCard systems can be used with stand-alone computers and also with data communication networks, including the Internet or intranet networks.

Data Storage Capacity

     The digital-data storage capacity of the LaserCard is determined by the spot size, track pitch, and width of the Drexon optical stripe used in the card. The spot size is 2.5 microns and the track pitch is 12 microns. (A micron is 1/1,000 of a millimeter, or about 1/75 the width of a human hair. The smallest size spot the human eye can see is about 20 microns.) The optical stripe is either 16 millimeters wide or 35 millimeters wide, while the LaserCard itself remains the size of a conventional credit card. Two card products conforming to international standards are manufactured by the Company: a 16-millimeter stripe LaserCard (1.5 megabyte capacity) and a 35-millimeter stripe LaserCard (4.1 megabyte capacity).

     A portion of the LaserCard's total capacity is used for an error detection and correction (EDAC) algorithm. EDAC is routinely used in various data storage and transfer methods to compensate for data errors resulting from transmission errors, surface scratches above the recording material, or contamination such as dust or fingerprints. EDAC is automatically added to data written onto the LaserCard, to achieve written data error rates of less than 1 in 1012. The resulting data-storage capacities are 1.1 megabytes of "user" capacity for the
1.5 megabyte LaserCard and 2.86 megabytes of "user" capacity for the 4.1 megabyte LaserCard.

     The amount of information that can be stored on the LaserCard varies dependent upon the type of digital file, file compression algorithm, formatting parameters, and data encoding sector size. Typically, a 4.1 megabyte LaserCard can store more than 1,200 digital text pages or 200 scanned text pages. If the card is used in a transaction-based application (payment cards, access cards) over 35,000 transactions could be written to the card.

     The 4.1 megabyte LaserCard has several hundred times the storage capacity of an 8-kilobyte integrated circuit "smart card" and over 10,000 times the capacity of a magnetic stripe card. (A byte is a unit of computer storage--the amount of memory needed to store a single number or letter. A megabyte is one million bytes; a kilobyte is one thousand bytes.) On a Smart/Optical(TM) LaserCard, a 16-millimeter-wide, 1.1-megabyte Drexon optical memory stripe is used in conjunction with a microprocessor chip.

Prerecording

     Another feature of the LaserCard is its recordability both during the card manufacturing process and afterward. Since photographic film is the base material from which Drexon is made, photolithography is used during the manufacturing process to prerecord optical digital data and formatting (tracks and other indicia) while the film is still photosensitive. Later, after the film is processed to become Drexon and made into cards, data can be laser recorded at any time--even over a period of years (such as a health history card).

     To perform card prerecording or preformatting, the data pattern is printed repeatedly, end to end, onto a strip of photographic film. This film is spliced into a master loop, then inserted into a photolithographic machine. There, a light source accomplishes "printing with light" by exposing the loop's images onto long lengths of unexposed photographic film at the rate of about 300 feet per minute. These lengths of film, after chemical conversion and physical development into Drexon, are laminated between polycarbonate sheets and cut into cards. On the finished cards, the prerecorded data pattern has low reflectivity, and the background is more reflective.

     The Drexon material's ability to be prerecorded is utilized not only for formatting the LaserCard but also to add security features such as special codes, micro-line printing of graphics, text, watermarks, etc.

Card Durability

     Unlike other types of storage media, the LaserCard can be manufactured to withstand temperatures of 100 degrees C (212 degrees F) for extended periods. In addition, the LaserCard's ability to withstand flexure exceeds that of conventional credit cards. And, since the LaserCard is a nonvolatile data storage medium, it is unaffected by static electricity, application of voltage, or other electromagnetic interference. Testing has indicated that, when protected by an appropriate envelope, the LaserCard is not normally damaged by the usual dust particles, grime, and scratches common to any type of card in a wallet environment. The ISO/DELA Standard, discussed in a later section, uses a pit center data detection scheme for the highest reliability in reading and writing, coupled with a powerful EDAC code to maximize the life of the LaserCard.

     The LaserCard has undergone limited long-term commercial use. The LaserCard's longest running commercial LaserCard programs have been the U.S. Department of Defense "Automated Manifest System" (since 1993) and the VISX, Inc. eye surgery system VisionKey(R) card (since 1992).

Card Security

     The level of data security used with the LaserCard would depend upon the type of application. Storing automobile maintenance records requires little or no data security, whereas very high security features can be employed to protect confidential information such as medical records and other personal data. The LaserCard's relatively high storage capacity accommodates multiple, nonerasable, security safeguards in addition to the user data and an audit trail. These measures include eye-readable and computer-readable security features to enhance data security, confidentiality, and resistance to counterfeiting.

     Matching, Eye-Readable, Laser-Engraved Images. The LaserCard uniquely offers this key security feature for maximum counterfeit-resistance. These visual images, laser-engraved onto the card's optical memory stripe, provide an ultra-secure, matching reference to the picture images thermally printed elsewhere on the card. The cardholder-specific information (typically, the cardholder's face photograph, name, signature, number, or other identification information) is laser-engraved onto the card's interior, reflective stripe (through the card's transparent surface). These images embedded within the card cannot be erased or changed because the optical memory stripe is nonerasable and cannot be removed without destroying the card. This feature also offers another powerful weapon against counterfeiting--the laser-engraved images themselves also can contain a computer-readable, interleaved digital file that verifies the personalization data on the card.

     This visual-technology system is highly secure and tamper resistant. The eye-readable, laser-engraved images are an unalterable visual validation of the same cardholder-specific images and data that are thermally printed elsewhere on the card. The laser-engraved visual images are recorded when the card is issued, using a standard optical card reader/writer. No field equipment is needed to view the laser-engraved images. Currently, both the U.S. Immigration and Naturalization Service and the U.S. Department of State use this technology. For high-speed checking of cards at the United States/Mexico border, the eye-readable, laser-engraved images facilitate the immigration inspectors' job of verifying cardholders, and the cardholders have a shorter waiting time.

     Digitized Photographs, Biometrics, and PINs; Dedicated Systems. Various computer-readable security safeguards that can be used with optical memory cards include digitized color photographs; biometric identifiers such as digitized signatures, fingerprints, and hand geometries; biographic data; and one or more personal identification numbers (PINs). Combinations of these and other security features can be recorded onto the card when it is initialized by the card issuer, for later authentication of the card when it is in actual use. Also, the Company can factory-prerecord dedicated card/equipment digital interface codes onto the cards' embedded storage stripe during the card production process, so that unauthorized cards will not function in dedicated equipment, or vice versa.

     Data Segmentation, Security Software, and Encryption. If desired, data storage on the LaserCard can be segmented according to confidentiality level (for example, patient records separated from insurance information or pharmacy records) so that access to each type of data can be controlled separately. In addition, the software industry has developed products to protect computer-based data against unauthorized access; these software products and other techniques can be used with the LaserCard as well. Further, for applications that warrant cryptography, all data can be recorded onto the LaserCard using data encryption algorithms.

     Audit Trail. Because the LaserCard contains nonvolatile, WORM memory that cannot be physically erased, the card can hold a complete audit trail of data, changes, updates, and deletions. This can be achieved using software--to allow access to previously recorded files and, if desired, to record all attempts to access data from the LaserCard.

     Microprinting; Thermal Printing; Other Security Add-ons. Using photolithography, eye-readable microimages can be factory prerecorded onto the LaserCard's optical stripe as deterrents against counterfeiting--for example, complex optical watermarks, emblems, seals, and logos. Later, using digital identification technology and commercially available thermal printers, visual data and images can be thermally printed directly onto the back of the LaserCard at the time the card is initialized (i.e., during card issuance). Visual data could include the cardholder's name and address, a face photograph (in full color or black and white), signature, or other information. Various other security options that can be added to the LaserCard include conventional holograms, optical character recognition (OCR), bar codes, serial numbers, and the like.

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

     Shown below is the current status of optical memory card standards under ISO/IEC (the International Organization for Standardization/International Electro-technical Committee) and ANSI (the American National Standards Institute). The LaserCard optical memory card system, featuring the DELA Standard format, complies with all of the listed documents.
(Also see "Competition.")

- ISO/IEC 11693 describes the general characteristics of optical memory cards. This approved international standard was published in 1994.

- ISO/IEC 11694-1 describes the physical characteristics of the card, such as height, width, thickness, etc. This approved international standard was published in 1994.

- ISO/IEC 11694-2 describes the dimensions and location of the accessible area--the area on the card where data writing/ reading occurs. This approved international standard was published in 1995.

- ISO/IEC 11694-3 describes the optical properties and characteristics of the card and provides the technical specifications which allow interchange. This approved international standard was published in 1995.

- ISO/IEC 11694-4 describes the logical data structure on the card and defines the method of writing and reading card data. This approved international standard was published in 1996.

- In the United States, ANSI has adopted all of the above ISO Standards as ANSI/ISO Standards.

LASERCARD PRODUCTS

Card Manufacture

     Optical memory cards are manufactured in Mountain View, California. As explained in "Management's Discussion and Analysis," the Company's optical memory card manufacturing facility is designed to permit incremental expansion of production capacity up to 25 million cards per year, depending upon type of card and color-printing requirements. The Company produced approximately 4 million cards in fiscal 1999, 2.3 million cards in fiscal 1998, and 456,000 cards in fiscal 1997 for commercial sales. The Company also produces additional quantities of cards for distribution at trade shows as marketing samples.

     The ability to produce optical memory cards in high volume in the Company's card manufacturing facility will be dependent upon maintaining sources of supply of certain materials meeting the requirements for quality, quantity, and price. Such materials include special photographic films which are commercially available solely from Eastman Kodak Company, of the United States. The Company believes that Kodak will continue to supply such photographic films to the Company on a satisfactory basis. Plastic films used in optical card production are available from one supplier in the U.S. and from multiple foreign suppliers. Processing chemicals, inks, bonding adhesives, and packaging materials are obtained from various U.S. and foreign suppliers.

     To ensure adequacy of raw material supplies, the Company attempts to establish ongoing relationships with principal suppliers and maintains information about alternate suppliers. The Company stocks reasonable inventory levels of raw materials that are consistent with current expected demand, order-to-shipment lead times, and minimum order quantities. To enable the Company to plan raw material inventory levels, quotes to potential customers generally are based upon certain advance payments to the Company.

Product Evolution

     The Company continues to add features to its optical memory card products, making them much more than simple, digital-data storage devices. The Company has enhanced its card manufacturing capabilities to meet evolving international standards and to add signature panels, sequential serial numbers, bar coded data, magnetic stripes, and eye-readable, laser-engraved images onto optical memory cards for certain applications. In addition, "chip ready" optical memory cards can be purchased from the Company, for insertion of IC chips to create what the Company has termed Smart/Optical(TM) cards. The Company expects its products and services to continue to evolve to meet changing market needs or to create new markets for optical memory cards. For example, the Company has begun a service where information is sent to the Company over the Internet from remote data collection points administered by a customer. The digital information is recorded onto the optical memory card, the card is personalized with an individual's picture, address, etc., and the personalized card is then mailed to the customer for distribution.

Marketing and Technical Support

     LaserCard Systems Corporation (LSC), a wholly owned subsidiary of Drexler Technology Corporation, markets the Company's products, primarily through a group of value-added resellers (VARs) and licensed card distributors worldwide. VARs/licensees may add value in the form of services, application-specific software, personal computers, or other peripherals, and then resell these products, integrated into systems, to end-user customers.

     LaserCard marketing operations are located in California, New York, France, and Switzerland. The Company's marketing staff, general management, and technical personnel work closely with customers. In addition to the INS Green Card, the U.S. Department of State Laser Visa card, the U.S. Department of Defense programs, and the existing commercial-use applications for the LaserCard, the Company believes that the following areas appear to have considerable market potential:

- Foreign government visa, passport, identification, and driver's license programs; welfare benefits programs; medical record card applications; multi-function card programs involving financial transactions; and high-security, high-value, e-commerce transactions over networks, including the Internet

- New product and service offerings such as optical memory card personalization services (including over the Internet) and the marketing of multi-technology card workstations

- Recruitment of new VARs through LSC's marketing Web site at http://www.lasercard.com

     Under distribution agreements, VARs and licensees purchase optical memory cards, optical card reader/writers and other peripherals, and system software. End-user customers can become VARs and deal directly with LSC. LSC also provides customer technical support related to optical memory card system integration, software, sales, and maintenance. This technical support is provided by a staff of administrative, software, and engineering professionals.

     During fiscal 1999, the Company sold LaserCard products to approximately 33 customers located in six states and 17 foreign countries. Due to the Company's large U.S. government orders during the past two fiscal years, sales of the

Company's LaserCard products in the United States were 94% of net sales for fiscal 1999, 90% of net sales for fiscal 1998, and 65% of net sales for fiscal 1997.

     The Company believes that international markets will be an important source of product sales and license revenue. Substantially all foreign product sales are made through the Company's VARs and licensees, whereas licensing activity is conducted directly by the Company.

System Software

     System software controls or facilitates the basic operations and read/write functions of optical card reader/writers so that they can interface directly with personal computers. LSC develops LaserCard-related system software such as device drivers, file system DLLs (dynamic link libraries), and custom software tools to enhance reader/writer integration. LSC also offers contract service support to VARs that require custom programming in the development and integration of their LaserCard applications. In addition, LSC provides software for demonstrating archival, medical, and security concepts involving the LaserCard, and software-development tools for related peripherals. (See "Application Software.") The Company continues to upgrade its system software capabilities.

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

     Windows(R) NT Device Driver. The Windows NT device driver, developed by LSC's software staff, allows the Company's optical memory card to be used with computer networks under Windows NT, a widely used network operating system. The Windows NT device driver offers these features:

- Provides compatibility between device drivers--files written to the LaserCard using the DOS/Windows 3.x driver are compatible with the Windows NT driver, and vice versa

- Enables use of LaserCard with network software sold by Microsoft, Novell, and others

-    Supports multitasking applications and background reader/writer operation

- Facilitates the first-ever connectivity of optical card reader/writers to multiple hardware platforms (such as Intel x86, DEC Alpha, IBM Power PC)

-    Functions with Windows NT application software

     LaserCard File System (LCFS) Software. The LCFS is a complete software development package that supports Windows 3.x, Windows(R) 95, Windows 98, and Windows NT. Optical card applications can be developed using LSC's LaserCard File System DLL for additional security and to optimize the LaserCard's WORM recording medium without the constraints of a DOS or Windows file structure. The LCFS is not part of an operating system (as device drivers are) so access to the card is available only from the application that created the data on the optical card or from a related application.

Features of the LaserCard File System DLL include the following:

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

- Permits writing of LaserCard application programs under software languages such as Visual Basic, C++, and others

- Generates up to 16 partitions for highly secure, password-protected, multiple-application cards

-    Enables LaserCard file format to be operating-system independent

-    Supports multiple sector size recording to optimize data capacity

     Note: Windows, Windows 95, Windows 98, and Windows NT are trademarks of Microsoft Corporation.

Application Software

     As described above, the Company's software consists of optical card interface software/device drivers, file systems, software development tools, and demonstration software. The Company's VARs and/or their customers develop software for specific end-user applications. Application software is an important factor in developing commercial markets for optical memory cards because it directs computers to do specific tasks related to the customer's end-user application for the LaserCard (such as storing a health record). In this role, VARs may integrate optical card products into existing software products, write new application software for specific optical card programs, or license software from other VARs. Several VARs have written optical card software programs for applications.

     LSC recently finished development of a complete card issuing application, done in coordination with an existing commercial software company. This is now offered for sale to all VARs and should greatly reduce the need for VARs to develop their own personalization software.

Reader/Writers

     Optical memory cards are used in conjunction with a card reader/writer device that connects to a personal computer. The price, performance, and availability of reader/writers are factors in the commercialization of optical cards. The Company sells reader/writers to VARs and other customers for a few thousand dollars per unit, and these units generally include the Company's interface software/device drivers. Prior to and during fiscal 1999, the Company purchased reader/writers from a Japanese licensee, Nippon Conlux Co., Ltd., ("Conlux"), which was the Company's sole supplier of reader/writers. On May 28, 1999, arrangements were completed with Conlux for the Company to purchase sets of parts to assemble reader/writers in the United States, rather than continuing to purchase complete reader/writers assembled in Japan by Conlux. (See "Management's Discussion and Analysis" regarding certain costs associated with this transition.) The Company can give no assurance that increased reader/writer production will occur in the near term or that high-volume sales and correspondingly lower prices will result.

Multi-Technology Card Workstations

     In fiscal 1998 the Company developed a multi-technology card workstation that can function in conjunction with a personal computer. The Company has the right to manufacture and market the workstation. The card workstation also can read and/or write conventional magnetic-stripe cards, OCR-B (optical character recognition) symbology, 2-dimensional bar codes, and smart cards having an integrated circuit chip that contains semiconductor memory and, optionally, a microprocessor.

     The multi-technology card workstation also is capable of writing and reading data to and from a single "Smart/Optical(TM) card"-- a card containing both a microcontroller/microprocessor chip and an optical memory stripe. In general, the Smart/ Optical(TM) card could be used for a wide variety of applications by utilizing its microprocessor for transaction processing and its optical memory for data storage. By combining two or three technologies, a single card could house multiple applications.

Other Peripherals

LSC also purchases and resells the following application-specific peripherals:

- Thermal card printers for printing eye-readable photos, graphics, and text in black and white or color (using consumable printing ribbons)

- Digital biometric identity verification systems (hand geometry, fingerprint, and signature verification systems) for comparing a unique biometric identifier stored on the LaserCard with that of the card user

-    X-ray scanner

- Electronic digital camera with video capture board for storing computer-readable photos in color

LICENSING

     The Company has developed a portfolio of U.S. and foreign patents which have generated a total of over $38 million in revenues in the form of license agreements related to optical memory cards, to equipment for using the cards, and to optical data storage. The Company's patent licensing program is directed mainly toward licensing the manufacture of optical card reader/writers and, in two special cases, manufacture of the optical memory cards themselves.

     The Company presently offers nonexclusive, royalty-bearing licenses for optical memory card reader/writer manufacture and for card manufacture. Also offered are licenses for optical memory card distribution. These create licensed card distributors in regions of the world, that can buy cards wholesale from the Company at prices lower than the prices charged to VARs. The Company's royalty-bearing, reader/writer manufacturing licenses include optical memory card distribution rights and, in some cases, license upgrades for rights to additional patents. The Company estimates that approximately seven licensees are involved in some aspect of the optical memory card industry--such as reader/writer manufacture, optical memory card manufacture, selling licenses, market development, standards, software development, or system integration.

     Initial license fees charged by the Company for its patent licenses vary based on the rights and benefits of each license. License fees are unconditional and nonrefundable and, to date, no significant obligations remain unfulfilled by the Company under the licenses. The Company conducts its licensing efforts on a selective basis; the timing, number, type, and magnitude of future license sales, if any, cannot be predicted. The Company does not rely on license fees to finance operations.

Card Manufacturing Licenses

     Two nonexclusive, royalty-bearing, patent licenses have been sold by the Company for optical memory card manufacture--one in fiscal 1989 and one in fiscal 1991. The fee for each card manufacturing license was $10 million plus long-term, periodic royalty payments to the Company. The 1989 license sale was to Canon Inc., which previously also had purchased a basic license from the Company. The 1991 optical memory card manufacturing license was sold to Optical Memory Card Business Corporation (OMCBC), a Japanese company formed by Dai Nippon Printing Co., Ltd. and three reader/writer equipment licensees of the Company--Nippon Conlux Co., Ltd., Olympus Optical Co., Ltd., and Omron Corporation. As described under "Competition," OMCBC is a second source (alternate) supplier for optical cards that are compatible with the Company's cards. The Company may consider the sale of additional such licenses, but the future sale or timing of any licenses cannot be predicted or inferred from past events.

Card Distribution Licenses and Other Licenses

     Optical memory card distribution licenses grant the right to purchase cards at the Company's most favorable pricing, for use or resale. Card prices to licensed distributors for large quantities are typically 10% to 15% below VAR pricing for optical cards having similar data capacity, printing complexity, formatting complexity, specifications, tolerances, quality, quantity, and delivery times. No card distribution licenses were sold in fiscal 1998 or 1997. Fiscal 1999 license revenues included $200,000 from an agreement to provide technical information and $500,000, which together with a prior-year payment completed the purchase of a nonexclusive license for optical memory card distribution. Fiscal 1998 license revenue included $400,000 from the sale of a patent license.

COMPETITION

Other Technologies

     Depending on the application, optical memory cards compete with certain other portable data storage cards used for the storage and transfer of digital information. In addition, in countries such as the United States and Japan, where the telecommunications infrastructure is extensive and low cost, it is possible that centralized databases and wide-area networks may limit the penetration of optical memory cards into some potential markets. The trend toward Internet, intranet, and remote wireless networks will preclude some potential applications but may create market opportunities in other areas such as card personalization via the Internet, electronic commerce, and information security. Also, since the optical memory card is not widely commercialized, some potential customers may choose to employ technologies that are more widely accepted. The Company believes that the LaserCard's storage capacity, read/write capability, performance/cost ratio, rugged card construction, portability, ability to store an audit trail, and resistance to counterfeiting and tampering make the LaserCard a viable choice for a number of card applications. Examples include medical records/medical image cards, warranty/maintenance cards, and high-security ID-type card systems for the United States and foreign governments.

     IC Cards. The LaserCard competes in some applications, such as the medical records market, with cards that contain an integrated circuit (IC) microprocessor and memory. These are known as "smart cards" or "IC cards" or "chip cards." The IC card is more vulnerable to tampering and can be more easily damaged in everyday use, whereas the Company's card construction and the use of polycarbonate plastic make the LaserCard more rugged. Also, an 8-kilobyte IC card can store less than 1% of the amount of data storable on a LaserCard.

     IC card prices and performance vary widely. The IC card uses a much lower cost reader/writer than is used with an optical card, whereas a typical smart card containing an 8-kilobyte IC and a microprocessor is higher priced than the Company's 4.1 megabyte optical memory card. Because of their low-priced reader/writer, IC cards containing an 8-kilobyte IC and a microprocessor are very competitive, particularly in one-card-per-reader/writer systems and in the markets for financial-transaction and telephone systems. The IC card has a greater installed base outside the U.S.A. (It was invented five years before the LaserCard.) Low-storage capacity IC cards are currently used as telephone cards and point-of-sale cards, particularly in Europe. Low-storage capacity cards for telephones and for bank debit/cash card systems are not markets for the Company's cards. However, for multi-application cards, secure electronic commerce applications, and some patient record applications, the Company offers "chip ready" optical cards to which an IC can be added, creating what is called a Smart/Optical(TM) card.

     Other Card Products. Read/write magnetic-stripe cards and read-only memory cards such as 2-dimensional bar code cards and symbology cards compete with the Company's read/write optical memory cards for certain markets, such as identification cards. However, the Company's cards have significantly higher storage capacity and offer unique security features to deter counterfeiting. Magnetic-stripe cards are relatively easy to duplicate and, because they are erasable and rerecordable, are highly susceptible to unauthorized erasure and alteration. Two-dimensional bar codes on cards and other symbology cards store relatively small amounts of data compared to the LaserCard and are not recordable/updatable after they are issued. Moreover, various alternative technologies such as magnetic stripes, IC chips, and bar codes/symbology can be incorporated into the Company's optical memory cards, thereby adding additional performance features to the LaserCard.

     There also are high capacity, high cost storage cartridges called PCMCIA (Personal Computer Memory Card Industry Association) cards, or "PC cards," that are used in personal computer applications, for example, data-storage devices for portable computers. Because they are structurally rigid, thick, and significantly higher in cost, PC cards are not considered competitive with the LaserCard for low cost, wallet-card applications. Other small, digital devices-such as data-storage keys, tokens, finger rings, and small cards and tags-are viable alternatives for some card-based applications. Competitive factors would include system/card portability, interoperability, price-performance ratio, and environmental tolerance.

Other Optical Memory Cards and Equipment

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

     Optical card reader/writers using the ISO/DELA format have been manufactured by Conlux (see "Reader/Writers") for a period of years and, starting in the fourth quarter of calendar year 1999, will be assembled in the United States by the Company using parts purchased from Conlux. Canon-produced reader/writers are made in Japan and use the ISO/SIOC format. In 1998, Canon introduced a compact reader unit for reading Canon's laser-written optical cards. The Company does not sell a card reader unit and could be at a competitive disadvantage on programs that require only reading capability, instead of reading and writing capability. However, for the Company's largest programs-the INS Green Card and U.S. Department of State Laser Visa card-eye-readable, laser-engraved images are used for rapid visual identification verification, rather than using card readers to accomplish this read-only task. (See "Card Security.")

     Another licensee of the Company, Olympus Optical Co., of Japan, is capable of producing an optical card reader, and also reader/writers compatible with DELA, SIOC, or its own proprietary, nonstandard format. Olympus is not known to be selling ISO/DELA format reader/writers, but has been selling ISO/SIOC reader/writers.

     The Company produces ISO/DELA format cards. Dai Nippon Printing Co., Ltd. (the principal owner of OMCBC) produces optical memory cards using the ISO/SIOC format, as well as cards using the ISO/DELA format, and is capable of producing the nonstandard Olympus format. The Company's current worldwide market share for optical memory cards exceeds that of all of its competitors combined. At least several times as many ISO/DELA cards have been manufactured and sold than ISO/SIOC format cards. Nevertheless, ISO/SIOC format cards and reader/writers have been sold in competition with Company products, although in smaller quantities so far. The Company believes that if Canon and Olympus continue their marketing programs, they should be able to obtain material orders for cards and equipment. Although the Company's market share currently exceeds that of all of its competitors combined, the resources for marketing of Canon, Olympus, and Dai Nippon Printing are substantially greater than those of the Company. The Company anticipates that a number of optical memory card programs will be dedicated applications for defined groups of users and, thus, various types of optical-card formats will coexist.

     Additional entrants into the optical memory card industry could expand the overall size of the market and also could result in licensing opportunities for the Company. In the past, a number of firms have disclosed the development of alternative optical cards, including Asahi Chemical, Optical Recording Corporation, Polaroid, Sony, and Toppan Printing. However, the Company is not aware of any current optical memory card-related commercial activities by these firms. Please see "Patents and Trademarks" below for a discussion of Optical Read-Only-Memory (OROM) cards.

OTHER MATTERS

Research and Engineering Expenses

     Research and engineering expenses were $456,000 in fiscal 1999, $435,000 in fiscal 1998, and $938,000 in fiscal 1997. The manufacturing facility is used both for engineering and card manufacturing. Therefore, facility costs (depreciation expense, building lease payments, and other costs) are allocated between manufacturing and engineering based on the level of manufacturing activity. (For further information, please see "Management's Discussion and Analysis.")

Patents and Trademarks

     As of March 31, 1999, the Company owned approximately 50 United States patents relating to optical data storage (including media, optical cards, formats, equipment, systems, software, and the utilization of optical storage media). Counterparts of certain U.S. patents have been issued as patents in a number of foreign countries, and the Company has applied for additional foreign patents corresponding to U.S. patent applications. However, the Company owns certain U.S. patents as to which foreign counterparts have either not been filed or the prosecution has been terminated without issuance of the foreign patents. Also, from time to time, the Company elects to allow some of its U.S. or foreign patents to expire when maintenance fees become due, if the patents are deemed no longer relevant.

     In addition to its patents, the Company has chosen to protect as trade secrets, rather than by patents, some refinements to the Drexon medium and cards and knowhow related to their manufacture. The Company protects its proprietary technology, in part, through confidentiality and nondisclosure agreements with employees, consultants, and other parties. The confidentiality agreements with employees and consultants contain provisions requiring those individuals to assign to the Company, without additional consideration, inventions related to the Company's business that are conceived or reduced to practice by them while employed or retained by the Company. The Company cannot give any assurance that employees, consultants, and others will not breach the confidentiality agreements, that the Company would have adequate remedies for any breach, or that competitors will not learn or independently develop the Company's trade secrets.

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

     The Company is unable to determine whether there would be a material, adverse effect on royalties in the event of expiration or unenforceability of its patents, because the Company's periodic royalty revenues are not significant at this time. The Company also cannot predict whether the expiration or invalidation of its patents would result in the introduction of competitive products which would affect its future revenues adversely. The Company is not aware of any optical card products in commercial use which otherwise would infringe its patents in countries where the Company might have difficulty enforcing its patents or has no patent protection.

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

     Motion Picture Digital Sound. The Company believes that two of its optical data storage U.S. patents apply to the motion picture industry in connection with using CCD (charge-coupled device) arrays for reading digital sound signals from optically stored digital data on motion picture film. (Please see "Legal Proceedings" concerning lawsuits filed by the Company in fiscal 1999 against parties in the motion picture industry.)

     OROM Card Systems. Optical Read-Only-Memory (OROM) cards cannot be recorded by the end user (consumer) but are compact, high-storage capacity, data carriers. OROM cards are currently under development by Ioptics, Inc., a company partly financed by Microsoft. These cards would be approximately 2 millimeters thick and relatively rigid compared with the Company's 0.8-millimeter-thick, flexible cards. According to an April 1998 press article, Ioptics' current OROM demonstration units use glass media as cards and CCD-based sensors for reading data from the cards. Because OROM cards are not read/write cards, they would not compete directly in applications for which the Company's read/write cards are being used. Instead, if they become commercially viable, OROM cards encoded by laser writing or embossing probably would be used for the distribution of software, video games, databases, etc., for handheld personal computers. The Ioptics plan is to have data stamped onto plastic cards for high-volume applications or stored on a laser-recordable layer of the card using special laser-writing equipment for smaller-volume applications. It has been reported that Microsoft Corporation is working with Ioptics on an OROM card system, to be used in a future mini-notebook computer that would run on Microsoft Windows CE
2.0 software. This is the first time that Microsoft has been reported as showing support for optical memory cards. The Company has advised Microsoft that it probably could be infringing as many as five of the Company's U.S. patents plus foreign counterparts and has offered Microsoft a worldwide patent license on terms and conditions normally offered to companies that have not infringed the Company's patents.

     "Packet Writing" and Drive-Letter Access Method for CD-R and DVD-R Drives. In 1991, the Company was issued U.S. Patent 5,029,125 entitled, "Method of Reading and Writing Files on Nonerasable Storage Media." Counterpart patents were granted recently in Germany, France, the United Kingdom, Italy, and Canada. In Japan the patent is still pending. The patent covers methods of reading and writing data files on a nonerasable (and the equivalent) laser-recordable optical disk and methods of transferring, inputting, and outputting data files within a computer system that utilizes both a computer memory and an optical disk, such as a CD-R or DVD-R disk. The system/software architecture used in the patented method facilitates the use of "packet-writing" and drive-letter access and is applicable to various personal computer operating systems. The invention permits a number of separate laser recordings on a single track of an optical disk with minimum waste of data storage space for "overhead" functions.

     On June 5, 1997, the Optical Storage Technology Association (OSTA) announced the release of Universal Disk Format (UDF 1.5) which defines support for CD-R with Windows 95 and Windows NT. OSTA stated, "CD-R users who record disks in multiple sessions need to employ packet-writing to avoid substantial loss of storage capacity." Avoiding such a loss of storage capacity was a significant objective of U.S. Patent 5,029,125 when filed March 7, 1989. During fiscal 1998, more than a dozen companies were put on notice by the Company with regard to possible infringement of U.S. Patent 5,029,125.

     There is no assurance that any of the Company's patent licensing efforts will be successful. The Company does not rely on license fees to finance operations.

     Trademarks. LaserCard(R) and Drexon(R) are federally registered trademarks of Drexler Technology Corporation.

Environment

     Compliance with federal, state, and local laws and regulations involving the protection of the environment did not have and is not expected to have a material effect on the Company's capital expenditures, earnings, or competitive position.

Year 2000 Disclosure

     Information Technology Systems. For purposes of upgrading in response to ordinary business requirements, rather than in connection with Year 2000 preparedness, the Company comprehensively renovated its internal computer and network systems during the past three years. As a result, the Company has virtually no hardware systems more than three years old. Similarly, with the exception of the Company's manufacturing tracking system, for which the Company has contingency plans including possible replacement with a Year 2000 compliant system before year end, most of the Company's software systems operate with recent Microsoft products, which Microsoft has indicated are Year 2000 compliant. The Company has conducted an internal audit of its information technology systems; and, based on this review and on information provided by the manufacturers, the Company does not believe that the prospect of Year 2000 disruption of its information technology systems is likely to be material. With respect to information processing conducted for the Company by third parties, such as payroll processing and banking, the Company has obtained explicit assurances of Year 2000 compliance.

     Embedded Systems. Among the Company's embedded systems, including plant and manufacturing systems, the Company has identified only one date-sensitive system, which is amenable to manual adjustment to bypass any potential Year 2000 interruption. With respect to certain plant systems controlled by third parties, including certain security systems, the Company has obtained explicit assurances of Year 2000 compliance. The Company has identified one plant system, the energy management system, that will be disconnected prior to year end 1999, with minimal effect on costs.

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

Employees

     As of March 31, 1999, the Company and its subsidiaries employed 90 persons (including four executive officers). This workforce consisted of 71 persons in administration, marketing/sales, manufacturing, and research and engineering, plus 19 temporary personnel mainly for quality assurance inspection of cards. None of the Company's employees is represented by a labor union.

RISK FACTORS

Product Commercialization

     Commercial Status. The Company has invested considerable resources in the development of optical memory cards and related equipment and system software. These products entered the commercial stage through the Company's VAR (value-added-reseller) network, which was initially launched in 1991; and, in 1993, optical memory card products, software, and systems represented the Company's sole product line. High-volume orders for optical memory cards require the Company's licensed card distributors, VAR companies, or end-user customers to develop customers and applications, or to obtain significant follow-on orders from existing customers. During fiscal 1999, the Company sold approximately 4 million optical memory cards, plus related equipment and system software, through its subsidiary, LaserCard Systems Corporation, to approximately 33 customers located in six states and 17 foreign countries. The Company currently makes and sells optical cards in varying quantities, with orders typically ranging from 5,000 to 150,000 cards per order, with the exception of four, multi-million-card orders for the United States government. These four orders totaling $24 million were for Green Cards for the INS and Laser Visa cards for the U.S. Department of State. The frequency and size of future such orders cannot be predicted.

     Reliance on U.S. Government Business. The Company is heavily dependent on U.S. government orders for INS Green Cards and Laser Visa cards. These two programs provide the largest component of the Company's currently anticipated card production. The Company could encounter equipment, raw material, quality control, or other production problems under high-volume production of this magnitude. As is the case in all U.S. government procurement, the government reserves the right to change specifications, delay deliveries, and cancel all or part of the orders. Losses would recur if both U.S. government programs were to be canceled or not renewed and not replaced by other card orders.

Sources of Supply

     Raw Materials. The Company does not have the technology or resources to manufacture certain raw materials used in the manufacture of optical memory cards; accordingly, its ability to produce the cards will be dependent upon maintaining sources of supply of such raw materials meeting its requirements for quality and quantity.

     Reader/Writer Availability. Optical card reader/writer availability is essential for the viability and growth of the optical memory card business. DELA Standard format cards comprise the majority of optical memory cards sold in the world marketplace to date. Prior to and during fiscal 1999, the Company purchased reader/writers from a Japanese licensee, Nippon Conlux Co., Ltd., ("Conlux"), which was the sole supplier of ISO/DELA Standard format reader/writers. The Company sold the Conlux reader/writers for a few thousand dollars per unit, and these units generally included the Company's device driver software. The yen-to-dollar exchange rate affected the price of the reader/ writers, since they were purchased in Japanese yen. On May 28, 1999, arrangements were completed with Conlux for the Company to purchase sets of parts to assemble reader/writers in the United States, rather than continuing to purchase complete reader/writers assembled in Japan by Conlux. (See "Management's Discussion and Analysis" regarding certain costs associated with this transition.) The Company can give no assurance that increased reader/writer production will occur in the near term or that high-volume sales and correspondingly lower prices will result. In addition, if market demand increases sharply over a short period of time, an initial shortage of reader/writers could result.

Capital Resources

     Primarily due to sales of cards for U.S. government use, the Company has generated cash from operations in the 18-month period from October 1, 1997 through March 31, 1999. The Company believes that it should receive additional orders from the U.S. government, but no assurance can be made that such orders will be forthcoming or that this level of sales will continue beyond the term of the existing orders. Prior to October 1, 1997, the Company did not generate cash from LaserCard operations, after expenses. The Company generally obtains advance payments, in whole or in part, from customers prior to the time of manufacturing items made to customer specifications. The Company believes that, although working capital requirements should grow in proportion to increased product order and shipment levels, the advance payments in addition to the Company's cash on hand will reduce the need for working capital financing. However, the Company may require financing for capital expenditures to increase production capacity and for other reasons. The Company has not established a line of credit, and no assurance can be made that the Company will be successful in obtaining a line of credit should it become necessary to do so. During fiscal 1999, the Company generated cash of $1,074,000 on the sale of 153,400 shares of common stock to Company employees through the exercise of stock options under the Company's 1991 Stock Option Plan and Employee Stock Purchase Plan.

Historical Losses

     As of March 31, 1999, the Company had an accumulated deficit of $21,629,000. The Company operated profitably for fiscal 1998 and fiscal 1999, primarily as a result of card sales for two U.S. government applications. The Company operated at a loss for the four years prior to fiscal 1998. The Company is relying upon its optical card technology to generate future product revenues, earnings, and cash flow. Losses would recur if both U.S. government programs were to be canceled or not renewed and not replaced by other card orders.

Stock Price Volatility

     The price of the Company's common stock is subject to significant volatility due to fluctuations in revenues, earnings, capitalization, liquidity, press coverage, and financial market interest, as well as changes in technology and customer demand and preferences.

Competition

     Optical Memory Cards and Equipment. Under royalty-bearing licenses from the Company, two Japanese firms, Optical Memory Card Business Corporation (OMCBC) and Canon Inc., make and sell read/write optical memory cards in competition with the Company. The Company's LaserCard utilizes the ISO/DELA format developed by the Company in conjunction with a group of its licensees, and the Canon optical memory card uses the ISO/SIOC format developed by Canon. Although both card formats meet the ISO Standard, the Company's ISO/DELA format and the Canon ISO/SIOC format are not functionally compatible. The Company believes that its ISO/DELA format offers some performance advantages over Canon's ISO/SIOC format. The Company also believes that, through its LaserCard Systems subsidiary, it currently offers competitive advantages in areas such as system integration, system software, and customer support services.

     Optical card reader/writers using the ISO/DELA format have been manufactured by Conlux (see "Reader/Writers") for a period of years and, starting in the fourth quarter of calendar year 1999, will be assembled in the United States by the Company using parts purchased from Conlux. Canon-produced reader/writers are made in Japan and use the ISO/SIOC format. In 1998, Canon introduced a compact reader unit for reading Canon's laser-written optical cards. The

Company does not sell a card reader unit and could be at a competitive disadvantage on programs that require only reading capability, instead of reading and writing capability. However, for the Company's largest programs-the INS Green Card and U.S. Department of State Laser Visa card-the eye-readable, laser-engraved images are used for rapid visual identification verification, rather than using card readers to accomplish this read-only task. (See "Card Security.")

     Another licensee of the Company, Olympus Optical Co., of Japan, is capable of producing an optical card reader, and also reader/writers compatible with DELA, SIOC, or its own proprietary, nonstandard format. Olympus is not known to be selling ISO/DELA format reader/writers, but has been selling ISO/SIOC reader/writers.

     The Company produces ISO/DELA format cards. Dai Nippon Printing Co., Ltd. (the principal owner of OMCBC) produces optical memory cards using the ISO/SIOC format, as well as cards using the ISO/DELA format, and is capable of producing the nonstandard Olympus format. The Company's current worldwide market share for optical memory cards exceeds that of all of its competitors combined. At least several times as many ISO/DELA cards have been manufactured and sold than ISO/SIOC format cards. Nevertheless, ISO/SIOC format cards and reader/writers have been sold in competition with Company products, although in smaller quantities so far. The Company believes that if Canon and Olympus continue their marketing programs, they should be able to obtain material orders for cards and equipment. Although the Company's market share currently exceeds that of all of its competitors combined, the resources for marketing of Canon, Olympus, and Dai Nippon Printing are substantially greater than those of the Company. The Company anticipates that a number of optical memory card programs will be dedicated applications for defined groups of users and, thus, various types of optical-card formats will coexist.

     Other Technologies. The Company also competes in certain applications with other portable data storage cards, particularly chip (integrated circuit/microprocessor or "IC") cards. IC cards which store three or four pages of text compete directly with optical memory cards in applications where the limited storage capacity of IC cards and higher cost per card, but lower cost per reader/writer, will suffice. The advantages of the optical memory card in storage capacity, durability, and unique security or privacy features, make it better suited for certain customers (for example, for patient record cards for healthcare and high-security identification cards for immigration). The IC card has a greater installed base worldwide at present, mainly as prepaid telephone cards, which is not a market for the Company's cards. For applications with relatively low storage capacity, such as pay-per-view television or bank credit/debit/cash cards, the Company expects IC cards to be used instead of optical memory cards. (Also, see "IC Cards" elsewhere in this report.)

     Read/write magnetic-stripe cards and read-only-memory cards such as 2-dimensional bar code cards and symbology cards compete with the Company's read/write optical memory cards for certain markets, such as identification cards. However, the Company's cards have significantly higher storage capacity and offer unique security features to deter counterfeiting. Magnetic-stripe cards are relatively easy to duplicate and, because they are erasable and re-recordable, are highly susceptible to unauthorized erasure and alteration. Two-dimensional bar codes on cards and other symbology cards store relatively small amounts of data compared to the LaserCard and cannot be recorded on after they are issued. Moreover, alternative technologies such as magnetic stripes, IC chips, and bar codes/symbology can be incorporated into the Company's optical memory cards, thereby adding additional performance features to the LaserCard.

     There also are high capacity, high cost storage cartridges called PCMCIA (Personal Computer Memory Card Industry Association) cards, or "PC cards," that are used in personal computer applications, for example, data-storage devices for portable computers. Because they are structurally rigid, thick, and significantly higher in cost, PC cards are not considered competitive with the LaserCard for wallet-card applications. Other small, digital devices-such as data-storage keys, tokens, finger rings, and small cards and tags-are viable alternatives for some card-based applications. Competitive factors would include system/card portability, interoperability, price-performance ratio, and environmental tolerance.

     In addition, in countries such as the United States and Japan, where the telecommunications infrastructure is extensive and low cost, it is possible that centralized data bases and wide-area networks may limit the penetration of optical memory cards into some potential markets. The trend toward Internet, intranet, and remote wireless networks will preclude some potential applications but may create market opportunities in other areas such as card personalization via the Internet, electronic commerce, and information security.

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

FORWARD-LOOKING STATEMENTS

     Certain statements made above relating to plans, objectives, and economic performance go beyond historical information and may provide an indication of future results. To that extent, they are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and each is subject to factors that could cause actual results to differ from those in the forward-looking statement. In particular, the ability of the Company to maintain a profitable level of optical memory card sales is subject to risks and uncertainties with respect to changes in technology, customer diversification, customer expansion, the ability to economically produce optical card reader/writers, the implementation of ongoing commercial applications by customers, and the economic configuration and operation of the Company's card manufacturing facility for increased output levels. Such factors are described above, in the "Management's Discussion and Analysis" section of this Form 10-K, and in other documents filed by the Company from time to time with the Securities and Exchange Commission.

ITEM 2. PROPERTIES

     As of March 31, 1999, approximately 32,000 square feet of floor space are leased by the Company for production, administration, sales, and research and engineering, in two buildings located in Mountain View, California. These facilities have a current total annualized rental of approximately $367,000. In addition, the Company leased a 5,000-square-foot building in May 1999 for reader/writer development and manufacturing. The Company also leases small marketing offices in France and Switzerland. Management believes these leased facilities to be satisfactory for its present operations. Upon expiration of the leases, management believes that these or other suitable facilities will be able to be leased on a reasonable basis.

ITEM 3. LEGAL PROCEEDINGS

     On July 27, 1998, the Company filed two complaints in the U.S. District Court of the Northern District of California, each for infringement of two patents owned by the Company covering digital sound encoded on motion picture film. One complaint names as defendants Sony Corporation, provider of the SDDS digital sound system, and numerous producers, distributors, and exhibitors of motion pictures with SDDS soundtracks. The other complaint names as defendants Dolby Laboratories, Inc., provider of the Dolby Digital sound system, and numerous producers, distributors, and exhibitors of motion pictures with Dolby Digital soundtracks. These actions seek compensatory damages, enhanced damages and attorneys' fees based on wilfulness, and an injunction against further infringement. Certain defensive counterclaims have been filed by defendants in response to the complaints.

     On December 14, 1998, the Company filed substantially identical complaints in the same court against additional producers, distributors, and exhibitors, and substantially identical counterclaims have been filed. On April 23, 1999, the court stayed these actions and approved a stipulation to the effect that the parties will be bound by the decisions in the previously-filed actions on the issues of patent validity and infringement by the accused sound systems.

     Certain costs relating to these actions are being capitalized and amortized over the remaining lives of the patents in issue; see Notes 2 and 6 to Consolidated Financial Statements.

     These actions are in the pre-trial discovery and motion stage, and are not yet set for trial. The Company does not believe that resolution of these actions, including the counterclaims, will have a material adverse affect on the financial condition of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the fourth quarter of fiscal 1999.

               DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                               Officer or
                                Director
            Name          Age    Since         Position with Registrant and, If Different, Principal Occupation
            ----          ---    -----         ----------------------------------------------------------------
Jerome Drexler            71     1968        Chairman of the Board of Directors and Chief Executive Officer of
                                             Registrant and its wholly owned subsidiary, LaserCard Systems
                                             Corporation.

Richard M. Haddock        47     1997        President and Chief Operating Officer of Registrant and its wholly owned subsidiary, LaserCard Systems Corporation.

Christopher J. Dyball     48     1992        Executive Vice President and General Manager, Card Manufacturing.

Steven G. Larson          49     1987        Vice President of Finance and Treasurer of Registrant and its
                                             wholly owned subsidiary, LaserCard Systems Corporation.

Arthur H. Hausman         75     1981        Director; private investor. Retired Chairman, President, and Chief
                                             Executive Officer of Ampex Corporation (manufacturer of
                                             professional audio-video systems, data/memory products, and magnetic tape). Director Emeritus of Technology for Communications
                                             International (high-frequency antenna systems and electronic reconnaissance systems). Director of California Amplifier, Inc.
                                             (low-noise amplifiers).

Dan Maydan                63     1998        Director. President (since 1993) and Director (since 1992) of
                                             Applied Materials, Inc. (semiconductor manufacturing equipment).
                                             Director of Electronics for Imaging, Inc. (software).

William E. McKenna        79     1970        Director; private investor. Director of California Amplifier, Inc.
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

Walter F. Walker          44     1999*       Director; CFA. President (since September 1994) of the Seattle
                                             SuperSonics National Basketball Association basketball team, a subsidiary of Ackerley Communications, Inc. Previously, was
                                             President (from March to September 1994) of Walker Capital, Inc.
                                             (money management firm) and Vice President (from July 1987 to March
                                             1994) of Goldman Sachs & Co. (a registered broker-dealer). Director of Redhook Ale Brewery, Advanced Digital Information Corporation
                                             (archival and backup data-storage peripherals), and Washington
                                             Special Olympics.

    *Mr. Walker was elected a director on March 16, 1999, effective with the next regular Board of Directors meeting, which was held May 27, 1999.

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

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

        The Company's only class of common stock, $.01 par value, is traded on The Nasdaq Stock MarketSM under the symbol DRXR and is quoted in The Wall Street Journal and other newspapers. The table below sets forth the high and low trade prices (rounded to the nearest one-eighth) for the Company's common stock as reported by Nasdaq during the fiscal periods indicated.

                       QUARTERLY STOCK PRICES (Unaudited)

                                               Fiscal Quarters
                             ----------------------------------------------------
                                1st           2nd            3rd            4th
                             --------        ------         ------         ------
                                         (High and Low Trade Prices)
Fiscal 1998

   High ...........          11 3/4          13 1/4         12 7/8         16 7/8
   Low ............           8 11/16         9 1/8          9 3/8         10

Fiscal 1999

   High ...........          18 1/2          14 7/8         13 1/4         12 3/4
   Low ............          13 3/4           8 3/4          8 1/4          9 5/8

        As of March 31, 1999, there were approximately 1,170 holders of record of the Company's common stock. The Company has never paid cash dividends on its common stock. The Company anticipates that for the foreseeable future, it would retain any earnings for use and reinvestment in its business.

ITEM 6. SELECTED FINANCIAL DATA

        The following selected consolidated financial information for, and as of the end of, each of the years in the five-year period ended March 31, 1999, is derived from the consolidated financial statements of the Company. This financial data should be read in conjunction with the consolidated financial statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this report.

                   FIVE-YEAR SUMMARY OF FINANCIAL INFORMATION
                    Fiscal Years Ended March 31, 1995 - 1999
                    (In thousands, except per share amounts)

OPERATIONS DATA:                                                        1995         1996         1997         1998         1999
                                                                       -------      -------      -------      -------     --------
   Revenues ......................................................     $ 3,166      $ 5,295      $ 3,529      $11,081     $ 15,850
   Cost of sales .................................................       1,511        3,659        2,388        5,923        7,709
   Selling, general, and administrative expenses .................       2,023        2,400        2,602        2,978        3,698
   Research and engineering expenses .............................       1,860        1,092          938          435          456
   Other income (expense) ........................................           4          202           22           16          (44)
   Interest income ...............................................          35           78           50          148          319
   Interest expense ..............................................           7            8            8           10            7
                                                                       -------      -------      -------      -------     --------
   Income (loss) before income taxes .............................      (2,196)      (1,584)      (2,335)       1,899        4,255
   Provision for income taxes ....................................          --           --           --           68          128
   Income from discontinued operations ...........................          22           --           --           --           --
                                                                       -------      -------      -------      -------     --------
  Net income (loss) ..............................................     $(2,174)     $(1,584)     $(2,335)     $ 1,831     $  4,127
                                                                       =======      =======      =======      =======     ========
   Net income (loss) per share:
       Basic .....................................................     $  (.27)     $  (.18)     $  (.26)     $   .19     $    .42
                                                                       =======      =======      =======      =======     ========
       Diluted ...................................................     $  (.27)     $  (.18)     $  (.26)     $   .19     $    .41
                                                                       =======      =======      =======      =======     ========
   Weighted average number of common and common equivalent shares:
       Basic .....................................................       8,161        8,692        9,006        9,391        9,748
       Diluted ...................................................       8,161        8,692        9,006        9,677       10,007


BALANCE SHEET DATA:                                                     1995         1996         1997         1998         1999
                                                                       -------      -------      -------      -------     --------
   Current assets ................................................     $ 1,873      $ 3,782      $ 4,588      $ 7,561     $ 11,485
   Current liabilities ...........................................         995        2,044        3,030        1,539        1,612
   Total assets ..................................................       4,531        6,371        7,089       11,248       16,566
   Long-term obligations .........................................          --           --           --           --           --
   Stockholders' equity ..........................................       3,536        4,327        4,059        9,709       14,954

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS--FISCAL 1999 COMPARED WITH FISCAL 1998 AND 1997

Revenues

     The Company's total revenues for fiscal 1999 were $15,850,000 compared with $11,081,000 for fiscal 1998 and $3,529,000 for fiscal 1997.

     Product Revenues. Sales of LaserCard(R) optical memory cards and related products totaled $15,102,000 for fiscal 1999 compared with $9,844,000 for fiscal 1998 and $3,510,000 for fiscal 1997. The increases in product revenues over these periods were due primarily to the sale of border-crossing cards ("Laser Visa" cards) for a U.S. Department of State application and Permanent Resident Cards ("Green Cards") for the U.S. Immigration and Naturalization Service (INS). The Company's card shipments to all customers totaled approximately 4 million optical memory cards in fiscal 1999, 2.3 million cards in fiscal 1998, and 456,000 cards in fiscal 1997.

     Applications for the Company's LaserCard products include: medical data applications in the United States; various programs in Europe and Asia, including a hospital patient-record card system and a vehicle warranty and maintenance records card; and U.S. government-related programs, including the U.S. Department of Defense "Automated Manifest" card, the INS Green Card, and the U.S. Department of State Laser Visa card.

     In fiscal 1999, the Company sold LaserCard products or provided services to approximately 33 customers in six states and 17 foreign countries. In addition to using its own marketing staff, the Company utilizes value-added reseller
(VAR) companies and licensees for the development of commercial markets and applications for LaserCard products. Product sales to VARs and licensees include the Company's optical memory cards, the Company's system software, and optical card reader/writers made by a licensee of the Company, and may include add-on peripherals made by other companies (such as equipment for adding a digitized photo, fingerprint, hand template, or signature to the cards). The VARs/licensees may add application software, personal computers (PCs), and other peripherals, and then resell these products, integrated into data systems, for end-user customers.

     There can be no assurances that any new or existing VAR or licensee company in any country will be successful in its markets or that it will place follow-on orders with the Company for additional quantities of cards and systems. In order to upgrade its customer base to increase the probability of success, the Company will continue its efforts to recruit new VARs/licensees and eliminate nonproductive VARs. The Company provides customer technical support and system software to assist VARs and licensees.

     Software is an important factor in developing the commercial markets for optical memory cards. The Company's system software consists of optical card interface software/device drivers, file systems, software development tools, and demonstration software. The Company's VARs and/or their customers develop software for specific end-user applications. Several VARs have written optical card software programs for applications such as automobile warranty and maintenance records, cargo manifesting, digital optical key systems, admissions/ID, data logging systems, and various medical-related applications such as medical image storage and health history cards. The Company recently finished development of a complete card issuing application, done in coordination with an existing commercial software company. This is now offered for sale to all VARs and should greatly reduce the need for VARs to develop their own personalization software.

     Optical memory cards are used in conjunction with a card reader/writer device that connects to a personal computer (PC). The reader/writer is integrated as a PC logical drive and has drive-letter access in the same manner as floppy disk drives. Reader/writers are sold to VARs/licensees and other customers of the Company. The price, performance, and availability of reader/writers are factors in the commercialization of optical cards. The Company sells reader/writers for a few thousand dollars per unit, and these units generally include the Company's interface software/device drivers.

     Prior to and during fiscal 1999, the Company purchased reader/writers from a Japanese licensee, Nippon Conlux Co., Ltd., ("Conlux"), which was the Company's sole supplier of reader/writers. On May 28, 1999, arrangements were completed with Conlux for the Company to purchase sets of parts to assemble reader/writers in the United States, rather than continuing to purchase complete reader/writers assembled in Japan by Conlux. The launching of this reader/writer manufacturing and development operation in a 5,000-square-foot, leased facility, with added staff, is estimated to reduce net income during fiscal 2000 by $1 million, or 10 cents per share, for occupancy-related expenses, depreciation, amortization, salaries and fringe benefits, and certain one-time expenditures estimated at $250,000 for reader/writer assembly training. Investment in reader/writer-related inventory is estimated at $2 million, and capital expenditures for reader/writer assembly and design are budgeted for approximately $1.2 million in fiscal 2000, including an estimated $300,000 in capitalized technology transfer costs to be amortized over three years. The Company is also obligated to pay a running patent royalty on its sales of reader/writers. The Company assumed world-wide responsibility for all repair and maintenance of Conlux reader/writer units in 1995 and has a highly skilled technical staff to support this function. The Company maintains an inventory of reader/writers that it believes is adequate to meet customer demand. If demand increases sharply over a short period of time, an initial shortage of reader/writers could result. Also, an interruption or change in the supply of reader/writer parts could cause a delay in both reader/writer and optical memory card shipments and a possible loss of sales, which would adversely affect operating results.

     Workstation Revenues. The Company recorded revenues of $820,000 in fiscal 1998 for the delivery of six prototype multi-technology card readers ("multi-technology card workstations") for an existing customer. These multi-technology card workstations can write and/or read cards that have one or more of the following technologies: optical memory stripe, IC chip, magnetic stripe, OCR-B (optical character recognition), and 2-dimensional bar code. Costs for the development and manufacture of these workstations were charged to cost of sales. There were no revenues of this type in fiscal 1997 or fiscal 1999.

     License Revenues. Revenues from license fees were $700,000 for fiscal 1999 and $400,000 for fiscal 1998. There were no license fee revenues for fiscal 1997. Fiscal 1999 license revenues included $200,000 from an agreement to provide technical information and $500,000, which together with a prior-year payment completed the purchase of a nonexclusive license for optical memory card distribution. Optical memory card distribution licenses grant the right to purchase cards at the Company's most favorable pricing. Fiscal 1998 license revenue included $400,000 from the sale of a patent license. License fees received by the Company are unconditional and nonrefundable, and no significant obligations remain unfulfilled by the Company under any of its licenses. The Company does not rely on license fees to finance operations.

     Royalty Revenues. Royalty revenues were $48,000 for fiscal 1999, $17,000 for fiscal 1998, and $19,000 for fiscal 1997. The Company cannot predict whether or when equipment or card sales by its licensees will result in material royalties to the Company. Therefore, the Company is not relying on royalty income and does not expect it to be a significant factor in the near term.

Backlog

     As of March 31, 1999, the backlog for LaserCard optical memory cards was approximately $4.4 million. A $7.5 million order for optical memory cards was received by the Company about six weeks later, for U.S. Department of State Laser Visa cards and INS Green Cards.

Margins

     The gross margin on product sales for fiscal 1999 was 49% compared with 44% for fiscal 1998 and 32% for fiscal 1997, due largely to the increase in card sales volume. The gross margin can fluctuate with changes in product mix between cards and card reader/writer equipment, which has lower gross profit margins than cards. Therefore, the gross margin percentage next year could decrease if a greater proportion of product sales comes from reader/writer equipment than at present and due to the startup of reader/writer assembly activities.

Income and Expenses

     Selling, General, and Administrative Expenses (SG&A). SG&A expenses were $3,698,000 for fiscal 1999, $2,978,000 for fiscal 1998, and $2,602,000 for fiscal 1997. The increases for fiscal 1999 and 1998 versus prior years are due mainly to higher expenses for payroll, marketing, and customer technical support activities. SG&A expenses will grow in fiscal 2000 compared with fiscal 1999, due to increases in direct marketing by the Company and expenses related to the start-up of reader/writer assembly, as discussed above.

     Research and Engineering Expenses. Research and engineering expenses were $456,000 for fiscal 1999 compared with $435,000 for fiscal 1998 and $938,000 for fiscal 1997. The expense reduction for 1998 compared with 1997 was due primarily to accounting for facility costs rather than a reduction in research and engineering activities. The optical memory card facility is used for both engineering and manufacturing. Therefore, the facility costs (depreciation expense, building lease payments, and other costs) are allocated between manufacturing and engineering based upon the level of activity in the respective areas. Substantially all of these expenses were allocated to card production during fiscal 1999 and 1998 because of the substantial increase in card production for customer orders. During fiscal 1997, approximately 42% of these expenses were allocated to card production. The Company continues to undertake ongoing research and engineering project activities related to optical memory cards and associated equipment. Future projects will require increased spending as the optical card industry grows. The Company anticipates increased research and engineering spending in fiscal 2000 for optical memory card reader/writer development, as discussed above.

     Other Income and Expense. Total net other income for fiscal 1999 was $268,000 compared with $154,000 for fiscal 1998 and $64,000 for fiscal 1997. The Company purchases Japanese yen for payment of reader/writers purchased from a Japanese supplier. Equipment delivery dates and payment dates do not coincide. Thus, the Company's normal operations are subject to gains or losses on fluctuations in the yen/dollar exchange rate. Net other income included a loss of $37,000 on foreign currency exchange for fiscal 1999 versus a $16,000 gain for fiscal 1998 and a $22,000 gain for fiscal 1997.

     Interest income was $319,000 for fiscal 1999, $148,000 for fiscal 1998, and $50,000 for fiscal 1997. The changes in interest income for each year were due generally to changes in average invested funds. The Company's interest expense on short-term loans was $7,000 for fiscal 1999, $10,000 for fiscal 1998, and $8,000 for fiscal 1997.

LIQUIDITY AND CAPITAL RESOURCES

     As of March 31, 1999, the Company had cash and cash equivalents of $8,066,000, a current ratio of 7.1 to 1, and no long-term debt. Net cash provided by operating activities was $4,292,000 for fiscal 1999 compared with $71,000 used for operating activities for fiscal 1998 and $813,000 used for operating activities for fiscal 1997. The fiscal 1999 change in comparison with fiscal 1998 and 1997 was due mainly to the increase in card sales.

     The current level of revenues is sufficient to generate cash from operations after expenses. Fluctuations in operating assets and liabilities will use cash in some quarters and provide cash in other quarters. Losses would recur if both of the Company's largest U.S. government programs were to be canceled or not renewed and not be replaced by other card orders.

     The Company has not established a line of credit and has no current plans to do so. The Company may negotiate a line of credit if and when it becomes appropriate, although no assurance can be made that such financing would be available, if needed.

     As a result of the $4,127,000 profit recorded for fiscal 1999, the Company's accumulated deficit was reduced to $21,629,000 at March 31, 1999. During fiscal 1999, stockholders' equity increased to $14,954,000 because of the $4,127,000 profit and $1,118,000 received by the Company for stock issued during fiscal 1999 under the Employee Stock Purchase Plan and the 1991 Stock Option Plan.

     The Company's total deferred income tax asset was $14,380,000 at March 31, 1999. If utilized, the total deferred income tax asset would reduce future tax expense on the profit-and-loss statement by $14,380,000 and would reduce future tax payments by $14,268,000. Included are amounts derived from federal income tax net operating losses that will expire at various dates from 2002 through 2012, amounts from state income tax net operating losses that will expire in 2002, and amounts from tax credit carryforwards that will expire at various dates from 2000 through 2007, except for alternative minimum tax credits which have no expiration. The ability of the Company to utilize this deferred tax asset is contingent upon generating sufficient income within the stated time periods. Because it is uncertain that the total deferred tax asset will be realized, the Company has recorded a full valuation allowance against it; therefore, no part of the total deferred tax asset of $14,380,000 has been added to stockholders' equity on the Company's balance sheet.

     For the production of state-of-the-art optical memory cards, the Company's card production capacity exceeds 6 million cards per year. This capacity can be expanded to a production capacity exceeding 8 million cards per year over a six-month period with an expenditure of approximately $1.5 million, previously budgeted for this purpose. The Company plans to purchase additional production equipment in a series of steps as optical memory card orders expand to justify production capacity increases, to a rate of up to 25 million cards per year. In addition to the investment used for expansion, the Company also will make additional capital expenditures for cost savings, quality improvements, and other purposes. The Company believes that during the next few years, capital expenditures would be a minimum of $1.5 million per year for card production equipment and automatic inspection equipment. In addition, the Company's plans for fiscal 2000 include approximately $1.2 million in equipment and other capital expenditures for reader/writer assembly and design, as discussed above.

     During fiscal 1999, Company employees and consultants purchased from the Company 137,500 shares of registered common stock, at an average price of $7.17 per share, through the exercise of stock options under the Company's 1991 Stock Option Plan, which resulted in cash receipts to the Company of $986,000. Optionees are permitted to exercise Company stock options using shares they already own. During fiscal 1999, optionees surrendered 5,877 previously owned shares to purchase 9,000 new shares through the exercise of stock options. As of March 31, 1999, Company employees and consultants held unexercised, vested, in-the-money options to purchase 355,350 shares of common stock at exercise prices ranging from $4.56 to $9.88 per share, for a weighted average of $7.23 per share. These stock options, if exercised with cash, would provide the Company with cash in the amount of $2,570,000.

FORWARD-LOOKING STATEMENTS

     Certain statements made in this report relating to plans, objectives, and economic performance go beyond historical information and may provide an indication of future results. To that extent, they are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and each is subject to factors that could cause actual results to differ from those in the forward-looking statement. In particular, the ability of the Company to maintain a profitable level of optical memory card sales is subject to risks and uncertainties with respect to to changes in technology, customer diversification, customer expansion, the ability to economically produce optical card reader/writers, the implementation of ongoing commercial applications by customers, and the economic configuration and operation of the Company's card manufacturing facility for increased output levels. Such factors are described above, in the narrative section of this Form 10-K, and in other documents filed by the Company from time to time with the Securities and Exchange Commission.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Drexler Technology Corporation:

        We have audited the accompanying consolidated balance sheets of Drexler Technology Corporation (a Delaware corporation) and subsidiaries as of March 31, 1998 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended March 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Drexler Technology Corporation and subsidiaries as of March 31, 1998 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 1999, in conformity with generally accepted accounting principles.

        Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The Schedule II included in this Form 10-K is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                             /s/ Arthur Andersen LLP

                                             ARTHUR ANDERSEN LLP



San Jose, California
April 30, 1999

                 DREXLER TECHNOLOGY CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                             March 31, 1998 and 1999

               (In thousands, except share and per share amounts)

                                                                                1998          1999
                                                                              --------      --------
                                                Assets

Current assets:

    Cash and cash equivalents ...........................................     $  4,830      $  8,066
    Accounts receivable, net of product return reserve of
        $260 in 1998 and $300 in 1999 ...................................        1,045         1,061
    Note receivable .....................................................           --           150
    Inventories .........................................................        1,470         1,909
    Other current assets ................................................          216           299
                                                                              --------      --------
       Total current assets .............................................        7,561        11,485
                                                                              --------      --------
Property and equipment, at cost .........................................       15,122        16,549
    Less--accumulated depreciation and amortization .....................      (12,244)      (12,926)
                                                                              --------      --------
       Property and equipment, net ......................................        2,878         3,623

Patents, net ............................................................          809         1,308
Note receivable .........................................................           --           150
                                                                              --------      --------
          Total assets ..................................................     $ 11,248      $ 16,566
                                                                              ========      ========

                                Liabilities and Stockholders' Equity

Current liabilities:

    Accounts payable ....................................................     $    593      $    976
    Accrued payroll costs ...............................................          300           369
    Advance payments from customers .....................................          463            36
    Income taxes payable ................................................           63            99
    Other accrued liabilities ...........................................          120           132
                                                                              --------      --------
       Total current liabilities ........................................        1,539         1,612
                                                                              --------      --------

Commitments and contingencies (Note 6)
Stockholders' equity:
    Preferred stock, $.01 par value:
       Authorized--2,000,000 shares
       Outstanding--none ................................................           --            --
    Common stock, $.01 par value:
       Authorized--15,000,000 shares
       Outstanding--9,640,747 shares in 1998 and 9,794,180 shares in 1999           96            98

Additional paid-in capital ..............................................       35,330        36,485
Accumulated deficit .....................................................      (25,717)      (21,629)
                                                                              --------      --------
       Total stockholders' equity .......................................        9,709        14,954
                                                                              --------      --------
          Total liabilities and stockholders' equity ....................     $ 11,248      $ 16,566
                                                                              ========      ========


   The accompanying notes are an integral part of these financial statements.

                 DREXLER TECHNOLOGY CORPORATION AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF OPERATIONS
           For the Fiscal Years Ended March 31, 1997, 1998, and 1999

                    (In thousands, except per share amounts)

                                                                     1997          1998          1999
                                                                    -------      --------      --------
Revenues ......................................................     $ 3,529      $ 11,081      $ 15,850

Costs and expenses:

    Cost of sales .............................................       2,388         5,923         7,709
    Selling, general, and administrative expenses .............       2,602         2,978         3,698
    Research and engineering expenses .........................         938           435           456
                                                                    -------      --------      --------
         Total costs and expenses .............................       5,928         9,336        11,863
                                                                    -------      --------      --------
             Operating income (loss) ..........................      (2,399)        1,745         3,987

Other income and expense:

    Other income (expense), net ...............................          22            16           (44)
    Interest income ...........................................          50           148           319
    Interest expense ..........................................          (8)          (10)           (7)
                                                                    -------      --------      --------
         Total other income, net ..............................          64           154           268
                                                                    -------      --------      --------
             Income (loss) before income taxes ................      (2,335)        1,899         4,255

Provision for income taxes ....................................          --            68           128
                                                                    -------      --------      --------
             Net income (loss) ................................     $(2,335)     $  1,831      $  4,127
                                                                    =======      ========      ========

Net income (loss) per share:

             Basic ............................................     $  (.26)     $    .19      $    .42
             Diluted ..........................................     $  (.26)     $    .19      $    .41

Weighted average number of common and common equivalent shares:

             Basic ............................................       9,006         9,391         9,748
             Diluted ..........................................       9,006         9,677        10,007


   The accompanying notes are an integral part of these financial statements.

                 DREXLER TECHNOLOGY CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
           For the Fiscal Years Ended March 31, 1997, 1998, and 1999

                    (In thousands, except per share amounts)

                                                      Common Stock         Additional
                                                   ------------------       Paid-In        Accumulated
                                                   Shares      Amount       Capital          Deficit           Total
                                                   ------      ------      ----------      -----------        --------
Balance, March 31, 1996 ..................         8,832         $88        $ 29,452         $(25,213)        $  4,327
    Shares issued under stock option
       and stock purchase plans ..........           318           3           2,064               --            2,067
   Compensation related to
       stock plan activity ...............            --          --              16               --               16
    Stock plan registration costs ........            --          --             (16)              --              (16)
    Net loss .............................            --          --              --           (2,335)          (2,335)
                                                   -----         ---        --------         --------         --------
Balance, March 31, 1997 ..................         9,150         $91        $ 31,516         $(27,548)        $  4,059
    Shares issued under stock option
       and stock purchase plans ..........           291           3           1,907               --            1,910
   Compensation related to
       stock plan activity ...............            --          --              29               --               29
    Shares issued under private placement
       at $9.50 per share, net of issuance
       costs of $20 ......................           200           2           1,878               --            1,880
    Net income ...........................            --          --              --            1,831            1,831
                                                   -----         ---        --------         --------         --------
Balance, March 31, 1998 ..................         9,641         $96        $ 35,330         $(25,717)        $  9,709
    Shares issued under stock option
       and stock purchase plans ..........           159           2           1,133               --            1,135
    Shares received for payment of
       stock option ......................            (6)         --             (21)             (39)             (60)
    Compensation related to
       stock plan activity ...............            --          --              43               --               43
    Net income ...........................            --          --              --            4,127            4,127
                                                   -----         ---        --------         --------         --------
Balance, March 31, 1999 ..................         9,794         $98        $ 36,485         $(21,629)        $ 14,954
                                                   =====         ===        ========         ========         ========

   The accompanying notes are an integral part of these financial statements.

                 DREXLER TECHNOLOGY CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
           For the Fiscal Years Ended March 31, 1997, 1998, and 1999

                                 (In thousands)

                                                                              1997            1998            1999
                                                                            -------         -------         -------
Cash flows from operating activities:

   Net income (loss) ...............................................        $(2,335)        $ 1,831         $ 4,127
   Adjustments to reconcile net income (loss) to net cash
          provided by (used for) operating activities:
       Depreciation and amortization ...............................            504             619             887
       Provision for doubtful accounts receivable ..................             --              --              14
       Provision for product return reserve ........................             --             260              40
       Compensation related to stock plan activity .................             16              29              43
   Changes in operating assets and liabilities:
       (Increase) decrease in accounts receivable ..................             52            (690)            (70)
       Increase in notes receivable ................................             --              --            (300)
       (Increase) decrease in inventories ..........................             12            (618)           (439)
       Increase in other assets ....................................            (48)            (11)            (83)
       Increase (decrease) in accounts payable and accrued expenses          (1,020)            229             500
       Increase (decrease)  in advance payments from customers .....          2,006          (1,720)           (427)
                                                                            -------         -------         -------
          Net cash provided by (used for) operating activities .....           (813)            (71)          4,292
                                                                            -------         -------         -------
Cash flows from investing activities:
   Purchases of property and equipment .............................           (343)         (1,723)         (1,446)
   Increase in patents .............................................            (73)            (82)           (685)
                                                                            -------         -------         -------
          Net cash used for investing activities ...................           (416)         (1,805)         (2,131)
                                                                            -------         -------         -------
Cash flows from financing activities:

   Proceeds from sale of common stock ..............................          2,051           3,790           1,075
                                                                            -------         -------         -------
          Net cash provided by financing activities ................          2,051           3,790           1,075
                                                                            -------         -------         -------
          Net increase in cash and cash equivalents ................            822           1,914           3,236

Cash and cash equivalents:
   Beginning of year ...............................................          2,094           2,916           4,830
                                                                            -------         -------         -------
   End of year .....................................................        $ 2,916         $ 4,830         $ 8,066
                                                                            =======         =======         =======
Supplemental disclosures--cash payments for the following items are:
   Income taxes ....................................................        $     4         $     5         $    88
                                                                            =======         =======         =======
   Interest ........................................................        $     8         $    10         $     7
                                                                            =======         =======         =======


   The accompanying notes are an integral part of these financial statements.

                 DREXLER TECHNOLOGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1999

1.      Organization and Operations

        Drexler Technology Corporation and its wholly owned subsidiary, LaserCard Systems Corporation, (the "Company") develop, manufacture, and market optical data storage products used with personal computers for information recording, storage, and retrieval. The Company's customers are mainly value-added reseller (VAR) companies, in the United States and other countries, that develop commercial applications for LaserCard(R) products. Target markets for these products include consumer, business, and government applications for portable, recordable, unitary record cards. These applications include immigration cards, cargo manifests, access cards, healthcare record cards, identification cards, and automotive record cards.

        The Company is subject to certain risks including, but not limited to, competition from substitute products and larger companies and dependence on certain suppliers and customers.

2.      Summary of Significant Accounting Policies

        Principles of Consolidation and Basis of Presentation. The consolidated financial statements include the accounts of Drexler Technology Corporation and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

        Fiscal Period. For purposes of presentation, the Company has indicated its accounting period as ending on March 31 and its interim quarterly periods as ending on the corresponding month end. The Company, in fact, operates and reports quarterly periods ending on the Friday closest to month end. Fiscal 1998 was a 53-week year. Fiscal 1997 and 1999 were 52-week years.

        Notes Receivable. During March 1999, the Company entered into two equal promissory notes totaling $300,000 securing an obligation due to the Company. The notes bear interest at 5% per annum. One note matures on March 31, 2000, and the other note matures on March 31, 2001. As of March 31, 1999, the fair value of the notes receivable approximated the carrying value.

        Cash and Cash Equivalents. The Company considers all highly liquid investments, consisting primarily of commercial paper, with original maturities of three months or less to be cash equivalents.

        Inventories. Inventories are stated at the lower of cost or market, with cost determined on a first-in, first-out basis and market based on the lower of replacement cost or estimated realizable value.

        The components of inventories as of March 31 are (in thousands):

                               1998          1999
                              ------        ------
Raw materials ........        $  579        $  976
Work-in-process ......           235           310
Finished goods .......           178           182
Systems and components
    held for resale ..           478           441
                              ------        ------
                              $1,470        $1,909
                              ======        ======

        Property and Equipment. The components of property and equipment as of March 31 are (in thousands):

                                 1998           1999
                               -------        -------
Equipment and furniture        $13,148        $14,030
Leasehold improvements           1,974          2,519
                               -------        -------
                               $15,122        $16,549
                               =======        =======

        Depreciation is provided over the estimated useful lives (five to seven years) of equipment and furniture using the double-declining balance and straight-line methods. Leasehold improvements are amortized over the shorter of the life of the asset or the life of the lease using the straight-line method.

        Patent Costs. Costs incurred in connection with patents are capitalized and amortized over the estimated useful lives of the patents of 9 to 17 years.

        Gross patent expenditures capitalized and accumulated amortization as of March 31 are as follows (in thousands):

                                   1998            1999
                                 -------         -------
Gross patent expenditures        $ 2,467         $ 3,152
Accumulated amortization          (1,658)         (1,844)
                                 -------         -------
                                 $   809         $ 1,308
                                 =======         =======

        Software Development Costs. Under the criteria set forth in Statement of Financial Accounting Standards (SFAS) No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed," capitalization of software development costs begins upon the establishment of technological feasibility of the product, which the Company defines as a beta version of the software. The period of time between achievement of beta status and availability of a product for general release is typically very short. Accordingly, amounts that could have been capitalized under SFAS 86 after consideration of the above factors were immaterial and, therefore, no software development costs have been capitalized by the Company to date.

        Advance Payments from Customers. The Company customarily receives advance payments on orders placed by its customers. The advance payments are deferred until the related orders are shipped.

        Revenue Recognition. Product sales primarily consist of card sales and sales of reader/writers. The Company generally recognizes revenue from product sales at the time of shipment. Where appropriate, provision is made at that time for estimated warranty costs. Due to significant increases in volume during fiscal 1998, the Company established a product-return reserve for estimated returns.

        During fiscal 1998, the Company recorded $820,000 of revenues for the delivery of six prototype multi-technology card readers to an existing customer. Costs for the development and manufacture of these workstations were charged to cost of sales. There were no revenues of this type in fiscal 1997 or fiscal 1999.

        License revenues include front-end license fees and long-term royalty payments. License fees are generally recognized as revenues when the license agreement is signed. Long-term royalty payments are recognized as revenue when realized.

        No licenses were sold in fiscal 1997. Fiscal 1998 license revenue included $400,000 from the sale of a patent license. Fiscal 1999 license revenue included $200,000 from an agreement to provide technical information and $500,000 to complete the purchase of a nonexclusive license for optical memory card distribution. Optical memory card distribution licenses grant the right to purchase such cards at the Company's most favorable pricing.

        The cost of license revenue is not material and is included in selling, general, and administrative expenses.

        Stock-Based Compensation. Effective April 1, 1996, the Company adopted the disclosure provisions of SFAS 123, "Accounting for Stock-Based Compensation." In accordance with the provisions of SFAS 123, the Company applies Accounting Principles Board Opinion (APB) No. 25 and related interpretations in accounting for its stock option plan. Note 5 to the consolidated financial statements contains a summary of the pro forma effects on reported net income and earnings per share for fiscal 1997, 1998, and 1999 based on the fair value of the options at date of grant, as prescribed by SFAS 123.

        New Accounting Pronouncements. In June 1997, the Financial Accounting Standards Board (FASB) issued SFAS 130, "Reporting Comprehensive Income," which establishes standards for reporting comprehensive income and its components (revenues, expenses, gains, and losses) in financial statements. SFAS 130 requires classification of other comprehensive income in a financial statement, and the display of the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital. SFAS 130 is effective for fiscal years beginning after December 15, 1997. The Company adopted SFAS 130 in the quarter ended June 30, 1998. For the fiscal year ended March 31, 1999, comprehensive income equalled net income.

        In June 1997, the FASB also issued SFAS 131, "Disclosures about Segments of an Enterprise and Related Information." This pronouncement establishes standards for reporting information about operating segments in annual financial statements and requires that enterprises report selected information about operating segments in interim financial reports to shareholders. SFAS 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Company adopted SFAS 131 in the fiscal year ended March 31, 1999. The Company operates in one industry segment-the development, manufacture, and sale of optical data products used for computer data storage. As a result, the adoption of SFAS 131 had no impact on the Company's disclosures.

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

        Reclassifications. Certain reclassifications were made to the prior year presentation to conform with the current year presentation.

3.      Net Income (Loss) Per Share

        In February 1997, the FASB issued SFAS 128, "Earnings Per Share," which simplifies the standards for computing earnings per share previously found in APB 15. SFAS 128 replaces the presentation of primary earnings per share with a presentation of basic earnings per share, which excludes dilution. SFAS 128 also requires dual presentation of basic and diluted earnings per share on the face of the income statement for all entities with complex capital structures and requires a reconciliation. SFAS 128 must be adopted for financial statements issued for periods ending after December 15, 1997, including interim periods. SFAS 128 requires restatement of all prior-period earnings per share data presented.

        The Company adopted SFAS 128 in the fiscal year ended March 31, 1998. The adoption of SFAS 128 has not had a material impact on the Company's financial statements. Basic earnings (loss) per share are computed using the weighted average number of common shares outstanding. Diluted earnings per share for the fiscal years ended March 31, 1998 and 1999 are computed using the weighted average number of shares of common stock outstanding and dilutive common stock equivalents (using the treasury stock method). Diluted loss per share for the fiscal year ended March 31, 1997 equals basic loss per share, as the common stock equivalents were antidilutive. Fiscal 1997 amounts have been restated in accordance with the provisions of SFAS 128.

        The reconciliation of the numerators and denominators of the basic and diluted earnings per share computation is shown as follows:

                                                      Income (Loss)     Shares        Per Share
                                                       (Numerator)   (Denominator)     Amount
                                                     -------------- --------------    ---------
                                                     (In thousands) (In thousands)
For fiscal year 1997
    Basic and diluted loss per share

    Income available to common stockholders ....        $(2,335)          9,006       $  (.26)
                                                        =======         =======       =======
For fiscal year 1998
    Basic earnings per share

    Income available to common stockholders ....        $ 1,831           9,391       $   .19
                                                                                      =======
    Common shares issuable upon exercise of
       stock options using treasury stock method             --             286
                                                        -------         -------
    Diluted earnings per share
    Income available to common stockholders ....        $ 1,831           9,677       $   .19
                                                        =======         =======       =======
For fiscal year 1999
    Basic earnings per share

    Income available to common stockholders ....        $ 4,127           9,748         $. 42
                                                                                      =======
    Common shares issuable upon exercise of
       stock options using treasury stock method             --             259
                                                        -------         -------       -------
    Diluted earnings per share
    Income available to common stockholders ....        $ 4,127          10,007       $   .41
                                                        =======         =======       =======

        Because they have an exercise price greater than the average market value for the periods, stock options representing 407,950 shares are excluded from the calculation of fiscal 1998 diluted earnings per share, and stock options representing 561,373 shares are excluded from the calculation of fiscal 1999 diluted earnings per share.

4.      Major Customers and Export Sales

        Three customers each accounted for more than 10% of revenues for one or more years during fiscal 1997, 1998, and 1999, as follows:



                                            Fiscal Year
                                    ----------------------------
                                     1997       1998       1999
                                    ------     ------     ------
                Customer A            22%        74%        72%
                Customer B            35%        15%        21%
                Customer C            14%        NA         NA

               (NA = Not applicable, less than 10% of revenues.)

        Two substantial U.S. customers comprised 70% of accounts receivable at March 31, 1997 and 99% of accounts receivable at March 31, 1998. Three customers comprised 96% of accounts receivable at March 31, 1999.

        Revenues by region are as follows (in thousands):


                                                  Fiscal Year
                                     -------------------------------------
                                       1997           1998           1999
                                     -------        -------        -------
                United States        $ 2,294        $ 9,980        $14,825
                Europe ......            321            558            803
                Asia ........            747            462            168
                Rest of world            167             81             54
                                     -------        -------        -------
                                     $ 3,529        $11,081        $15,850
                                     =======        =======        =======

        One foreign country, the Philippine Islands, accounted for 14% of revenues for fiscal 1997. No foreign country accounted for more than 10% of revenues for fiscal 1998 or fiscal 1999.

5.      Common Stock

        Stock Option Plan. The Company has one stock option plan, the 1991 Stock Option Plan (1991 Option Plan), under which 1,900,920 shares of common stock are reserved as of March 31, 1999. The Company accounts for this plan under APB 25; accordingly, no compensation expense for stock option grants under the 1991 Stock Option Plan has been recognized in the consolidated financial statements under the provisions of APB 25. SFAS 123 requires the disclosure of pro forma net loss and loss per share as if the Company had adopted the fair value method as of the beginning of fiscal 1996. Under the fair value method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period. Under SFAS 123, the fair value of stock-based awards is calculated through the use of option pricing models. Such models require subjective assumptions, including future stock price volatility and estimated term.

        These calculations were made using the Black-Scholes option-pricing model. The results are shown in the following table:

                                                  Fiscal Year
                                   ----------------------------------------
                                     1997            1998             1999
                                   -------            ----           ------
Risk-free interest rate .........        6%              6%               5%
Expected volatility .............       55%             40%              35%
Weighted average fair
  values of option grants .......  $  6.42            $4.33          $ 4.04
Pro forma net income
   (loss) .......................  $(3,397)           $598           $2,382
Per share .......................  $  (.38)           $.06           $  .24


The calculations assume an expected option life of two to five years. Interest rate, volatility, and other weighted-average assumptions are shown in the table. The fair value of each option grant was estimated on the date of grant. Because the SFAS 123 method of accounting has not been applied to options granted prior to April 1, 1995, the resulting pro forma compensation costs may not be representative of what such costs would be expected to be in future years.

        The Company's 1991 Option Plan provides that stock options may be granted to employees, officers, and consultants of the Company and that option prices may be no less than 100% of the fair market value of the shares at the date of grant. The Board of Directors specifies the term of options and the vesting schedule for exercise of options. The option term cannot exceed ten years (except that incentive stock options granted to a principal shareholder cannot exceed five years).

        The option prices paid to the Company for options exercised totaled approximately $2,036,000 for fiscal 1997, $1,850,000 for fiscal 1998, and $986,000 for fiscal 1999. The following table lists 1991 Option Plan activity from March 31, 1996 through March 31, 1999:

                                      Options                    Weighted
                                     Available    Outstanding    Average
                                     for Grant      Options    Exercise Price   Per Share Price
                                     ---------    -----------  --------------  -----------------
Balance March 31, 1996                289,920      1,175,600       $ 6.90      $ 4.25  - $12.313
      Authorized                      250,000             --
      Granted                        (356,880)       356,880       $13.14      $11.813 - $16.313
      Exercised                            --       (314,500)      $ 6.48      $ 5.69  - $ 8.563
      Expired                           2,500         (2,500)      $ 7.41      $ 6.938 - $ 8.125
                                     --------      ---------
Balance March 31, 1997                185,540      1,215,480       $ 8.84      $ 4.25  - $16.313

      Authorized                      450,000             --
      Granted                        (398,500)       398,500       $11.16      $ 9.563 - $15.25
      Exercised                            --       (283,600)      $ 6.52      $ 4.25  - $12.625
      Expired                          10,050        (10,050)      $10.96      $ 9.563 - $12.625
                                     --------      ---------
Balance March 31, 1998                247,090      1,320,330       $10.02      $ 4.563 - $16.313
                                     --------      ---------

      Authorized                      480,000             --
      Granted                        (523,100)       523,100       $12.19      $10.906 - $15.563

      Exercised                            --       (146,500)      $ 7.15      $ 6.438 - $ 8.563
      Expired                          21,924        (21,924)      $11.94      $ 6.938 - $14.75
                                     --------      ---------
Balance March 31, 1999                225,914      1,675,006       $10.93      $ 4.563 - $16.313
                                     ========      =========

        The following table summarizes information about stock options outstanding at March 31, 1999:

                                   Options Outstanding                     Options Exercisable
                      ----------------------------------------------- ---------------------------
                        Number      Weighted-Average      Weighted-     Number          Weighted-
     Range of         Outstanding      Remaining           Average    Exercisable        Average
 Exercise Price       At 3/31/99    Contractual Life   Exercise Price  At 3/31/99   Exercise Price
 --------------       -----------   ----------------   -------------- -----------   --------------
$ 4.563 - $ 7.000       271,200        2.1 years           $ 6.45        238,350        $ 6.39
$ 8.563 - $11.813       845,666        4.0 years           $10.57        242,700        $10.02
$12.313 - $16.313       558,140        3.7 years           $13.64        179,278        $13.39
                      ---------                                          -------
          Totals      1,675,006                                          660,328
                      =========                                          =======

        Employee Stock Purchase Plan. The Company has an Employee Stock Purchase Plan (Stock Purchase Plan), and as of March 31, 1999, 45,629 shares are reserved for future purchases by employees. Under the Stock Purchase Plan, eligible employees may designate from 2% to 6% of their compensation to be withheld for the purchase of shares of common stock at 67% of fair market value. The 33% differential in the price of shares sold under the Stock Purchase Plan is charged to Company operations as a compensation expense and is taxed to the employee as income. Under the Stock Purchase Plan, employees purchased 4,242 shares in fiscal 1997, 6,731 shares in fiscal 1998, and 12,810 shares in fiscal 1999. The average purchase price per share was $7.49 in fiscal 1997, $8.78 in fiscal 1998, and $6.84 in fiscal 1999. The weighted average fair value per share for shares purchased was $11.17 for fiscal 1997, $13.11 for fiscal 1998, and $10.21 for fiscal 1999.

6.      Commitments and Contingencies

        The Company occupies its facilities under various operating leases. The rent expense relating to these facilities was approximately $372,000 in fiscal 1997, $373,000 in fiscal 1998, and $373,000 in fiscal 1999. As of March 31,
1999, future minimum rental payments relating to these leases are (in thousands):

                Fiscal Year
                -----------
                   2000 .....................  $  478
                   2001 .....................     699
                   2002 .....................     709
                   2003 .....................     694
                   2004 .....................     224
                   Thereafter ...............      18
                                               ------
                                               $2,822
                                               ======

        In July and December 1998, the Company filed complaints in the U.S. District Court of the Northern District of California for infringement of certain patents owned by the Company covering digital sound encoded on motion picture film. Certain defensive counterclaims have been filed by defendants in response to these complaints. Certain costs relating to these actions are being capitalized and amortized over the remaining lives of the patents. (See Note 2.) The Company does not believe that resolution of these actions, including counterclaims, will have a material adverse effect on the financial condition of the Company.

7.      Income Taxes

        There was no provision for taxes in fiscal 1997 due to net operating losses. The provision for income taxes for fiscal 1998 and fiscal 1999 consists of the following (in thousands):

                                                             Fiscal Year
                                                      -------------------------
                                                       1998                1999
                                                      -----             -------
                Current provision
                    Federal .......................   $  51             $    94
                    State .........................      17                  34
                                                      -----             -------
                                                         68                 128
                Deferred provision
                    Federal .......................   $(214)            $  (967)
                    State .........................     (48)                (98)
                                                      -----             -------
                                                       (262)             (1,065)
                Change in valuation
                    allowance .....................     262               1,065
                                                      -----             -------
                Provision for income taxes ........   $  68             $   128
                                                      =====             =======

        The Company's effective tax rate differs from the statutory rate as follows:

                                                                    Fiscal Year
                                                                ---------------------
                                                                1998             1999
                                                                ----             ----
                Tax rate reconciliation:
                    Federal statutory rate ..........             34%              34%
                    State tax, net of federal benefit              6%               6%
                    Utilization of net operating
                        loss carryforwards ..........            (40%)            (40%)
                    Alternative minimum taxes .......              4%               3%
                                                                 ---              ---
                                                                   4%               3%
                                                                 ===              ===

        The major components of the net deferred tax asset as of March 31 are as follows (in thousands):

                                                          1998                 1999
                                                        --------             --------
                Net operating losses:
                    Federal ................            $ 14,014             $ 12,845
                    State ..................                 342                   73
                Tax credits ................               1,126                1,350
                Reserves and accruals not
                    currently deductible
                    for tax purposes .......                 361                  479
                Depreciation ...............                 (91)                 172
                Capitalized patent costs ...                (300)                (521)
                Other ......................                  (7)                 (18)
                                                        --------             --------
                    Total deferred tax asset              15,445               14,380
                Valuation allowance ........             (15,445)             (14,380)
                                                        --------             --------
                    Net deferred tax asset .            $     --             $     --
                                                        ========             ========

        The Company has established a valuation allowance for the total deferred tax asset, because it is uncertain that the deferred tax asset will be realized.

        The Company's federal net operating losses will expire at various dates from 2002 through the year 2012. The Company's state net operating losses will expire in 2002. The tax credit carryforwards will expire at various dates from 2000 through the year 2007.

                   QUARTERLY FINANCIAL INFORMATION (Unaudited)

        The unaudited quarterly results of operations of the Company for fiscal 1998 and fiscal 1999 are as follows (in thousands, except per share amounts):

                                                             Fiscal Quarters
                                     -------------------------------------------------------------
                                        1st               2nd              3rd              4th
                                     ---------         ---------        ---------        ---------
                                                 (In thousands, except per share data)

Fiscal 1998
     Revenues .....................  $   1,489         $   2,902        $   3,229        $   3,461
     Net income (loss) ............       (158)              460              676              853
     Income (loss) per share:
           Basic ..................  $    (.02)        $     .05        $     .07        $     .09
           Diluted ................  $    (.02)        $     .05        $     .07        $     .09

Fiscal 1999

     Revenues .....................  $   3,846         $   3,661        $   4,056        $   4,287
     Net income ...................        975               993            1,003            1,156
     Income  per share:
           Basic ..................  $     .10         $     .10        $     .10        $     .12
           Diluted ................  $     .10         $     .10        $     .10        $     .12

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

B.    Section 16(a) Beneficial Ownership Reporting Compliance

      Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors, executive officers, and beneficial owners of more than 10% of the Company's common stock to file with the Commission initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. The Company believes that for the 1999 fiscal year, these requirements were satisfied except for one Form 4 for Dr. Dan Maydan, which was filed 14 days late due to his overseas travel. The Company believes, based on its review of Forms 3, 4, 5, if any, and periodic written representations from reporting persons, that all other officers, directors, and holders of more than 10% of the Company's common stock complied with all Section 16(a) filing requirements for the 1999 fiscal year.

ITEM 11.       EXECUTIVE COMPENSATION

    The following table discloses the total compensation paid to each of the Company's 4 executive officers for the 3 fiscal years ended March 31, 1999, for services rendered in all capacities to the Company and its subsidiaries.

                           SUMMARY COMPENSATION TABLE

                                                         Annual Compensation    Long-Term Compensation
                                                      ------------------------- ----------------------
                                          Fiscal                                  Shares Underlying
Name and Principal Position                Year       Salary ($)      Bonus ($)   Option Grants (#)
---------------------------              --------     ----------      ---------   -----------------
Jerome Drexler                               1999      $179,168       $      0         65,000
  Chairman of the Board and                  1998      $164,647       $      0         45,000
  Chief Executive Officer                    1997      $160,755       $      0         45,000
Richard M. Haddock                           1999      $191,931       $      0         65,000
  President and                              1998      $173,720       $      0         20,000
  Chief Operating Officer                    1997      $113,456       $      0         51,000
Christopher J. Dyball                        1999      $174,130       $      0         65,000
  Executive Vice President; General          1998      $150,036       $      0         45,000
  Manager, Card Manufacturing                1997      $111,052       $      0         36,000
Steven G. Larson                             1999      $154,141       $      0         65,000
  Vice President of Finance                  1998      $129,662       $      0         20,000
  and Treasurer                              1997      $114,502       $      0         51,000

Stock Option Grants to Executive Officers

    The following table sets forth the stock options granted to each of the Company's 4 executive officers under the Company's 1991 Option Plan during the 1999 fiscal year ended March 31, 1999. The table sets forth hypothetical dollar gains or "option spreads" for the options at the end of their respective terms, as calculated in accordance with the rules of the Securities and Exchange Commission. Each gain is based on arbitrarily assumed annualized rates of compounded appreciation of the market price at the date of grant of 5% and 10% from the date the option was granted to the end of the option term. However, no gain to the optionee is possible without an increase in stock price, which will benefit all stockholders commensurately. A zero percent gain in stock price appreciation will result in zero dollars for the optionee. Actual gains, if any, on option exercises are dependent on the future performance of the Company's common stock.

                        OPTION GRANTS IN LAST FISCAL YEAR

                                            Individual Grants
                         -----------------------------------------------------------
                                                                                          Potential Realizable Value at
                                         Percent of                                         Assumed Annual Rates of
                           Shares       Total Options      Exercise                       Stock Price Appreciation for
                         Underlying       Granted to        Price         Expiration       5- or 10-Year Option Term
                          Options       All Optionees     ($/Share)         Date          --------------------------
     Name                Granted(#)     In Fiscal Year       (1)              (2)             5%              10%
     ----                ----------     --------------    ---------       ----------      ---------        ---------
Jerome Drexler              15,000             2.9%        $  14.75         6/02/08        $139,143        $352,616
                            30,000             5.7%        $  11.16         9/25/08         210,484         533,408
                            20,000             3.8%        $  10.91         9/15/08         137,178         347,637

Richard Haddock             15,000             2.9%        $  14.75         6/02/03          61,127         135,075
                            30,000             5.7%        $  11.16         9/25/03          92,468         204,331
                            20,000             3.8%        $  10.91         9/15/03          60,264         133,168

Christopher Dyball          15,000             2.9%        $  14.75         6/02/03          61,127         135,075
                            30,000             5.7%        $  11.16         9/25/03          92,468         204,331
                            20,000             3.8%        $  10.91         9/15/03          60,264         133,168

Steven Larson               15,000             2.9%        $  14.75         6/02/03          61,127         135,075
                            30,000             5.7%        $  11.16         9/25/03          92,468         204,331
                            20,000             3.8%        $  10.91         9/15/03          60,264         133,168

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

Aggregated Option Exercises and Options Held by Executive Officers

     The following table sets forth the value of options exercised by the Company's executive officers during the 1999 fiscal year and remaining unexercised at fiscal year end.

                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR-END OPTION VALUES


                                                                  Number of
                                                            Securities Underlying           Value of Unexercised
                          Shares                            Unexercised Options at        In-the-Money Options at
                         Acquired on        Value             Fiscal Year-End (#)          Fiscal Year-End ($)(2)
                          Exercise        Realized      -----------------------------   ------------------------------
        Name                (#)            ($)(1)       Exercisable     Unexercisable   Exercisable      Unexercisable
        ----             -----------      --------      -----------     -------------   -----------      -------------
Jerome Drexler                   0        $      0         244,000               0        $372,708        $      0
Richard Haddock             12,200         121,450          98,800         134,000         162,888          13,163
Christopher Dyball           7,500          76,875          72,000         149,000          98,850          13,163
Steven Larson                3,600          35,100          48,400         129,000          43,238           8,775

----------

(1) Market value of underlying securities (based on the fair market value of the Company's common stock on The Nasdaq Stock Market) at the time of their exercise, minus the exercise price.

(2) Market value of securities underlying in-the-money options at fiscal year end (based on $9.94 per share, the average of the high and low trading prices of the Company's common stock on The Nasdaq Stock Market as of fiscal year end) minus the exercise price.

B. Compensation of Directors

     Each of the 5 directors receives a fee of $1,200 per month for serving as a director, the standard fee in effect since July of 1995. The Company also reimburses reasonable out-of-pocket expenses incurred by directors performing services for the Company.

     The Company's 1991 Stock Option Plan provides for the automatic grant of a 5-year option to purchase 15,000 shares of the Company's common stock on the date any person first becomes a director. These grants to newly elected directors become exercisable in cumulative increments of one-third (1/3) each at the end of 24 months, 36 months, and 48 months from the date of grant. The 1991 Stock Option Plan further provides that on the date of the Company's annual meeting of stockholders, each non-employee director who has served as a director of the Company for the preceding 6-month period and who is re-elected at the annual meeting, is automatically granted a 5-year option to purchase 6,000 shares of the Company's common stock. (In the case of Mr. Walker's election as a director on March 16, 1999, effective May 27, 1999, the 6-month qualification period began on the date of election.) The option share grants to the re-elected directors are exercisable in full at the time of grant. The exercise price for options granted to newly elected directors and re-elected directors is the fair market value of the Company's common stock on the effective date of the grant of the option.

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

     - having the successor corporation either (a) issue to optionees replacement options for the unvested portions of options, or else (b) pay deferred compensation on the spread between the value of Company stock upon the occurrence of such event and the option exercise price at the time such unvested portion would have vested; and

     - providing for vesting of 100% of the unvested portion for optionees employed by the Company for at least 2 years prior to such event if their employment is terminated within 1 year of such event by the successor corporation other than by resignation or for acts of moral turpitude.

D. Compensation Committee Interlocks and Insider Participation

     Jerome Drexler, the Company's Chief Executive Officer, is a member of the Compensation Committee. The Compensation Committee is responsible for setting the salaries of the Company's executive officers, other than the Chief Executive Officer, and for certain other management employees of the Company and its subsidiaries.

                                   ----------

     With reference to the next two sections, headed Compensation Policy and Stock Performance Chart, and notwithstanding anything to the contrary set forth in any of the Company's previous filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, that might incorporate future filings, including this 10-K Report, in whole or part, the Compensation Policy and the Stock Performance Chart shall not be incorporated by reference in any such filings, nor shall they be deemed to be soliciting material or deemed filed with the Securities and Exchange Commission under the Securities Act of 1933, as amended, or under the Securities Exchange Act of 1934, as amended.

E. Compensation Policy

     The Board of Directors, in coordination with the Compensation Committee and Stock Option Committee, establishes the general compensation policies of the Company and specific compensation levels for the Company's Chief Executive Officer and other executive officers. The Company's compensation policy is intended to provide total compensation opportunities that are competitive with the pay practices of other companies and thereby enable the Company to attract and retain superior performing managers. This is accomplished through a combination of cash incentives and equity incentives which are granted to the Company's executive officers as well as to a broad range of the Company's employees. The Company believes that this closely aligns employee interests with those of its stockholders.

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

     The Company also maintains a Management Bonus Plan for its management employees. The Board determines the Company contribution to a bonus pool. This contribution is usually related to performance criteria such as pre-tax, pre-bonus Company earnings and licensing revenues, with various adjustments. The Chief Executive Officer then has sole discretion to allocate this bonus pool among the employees of the Company, excluding himself. The Company made no contribution to the bonus pool during fiscal 1999.

          Compensation Committee                    Stock Option Committee
          ----------------------                    ----------------------

              Jerome Drexler                          Arthur H. Hausman
                Dan Maydan                            William E. McKenna
            William E. McKenna

F. Stock Performance Chart

     In the stock performance chart below, the cumulative total return on investment for the Company's common stock over the past 5 fiscal years is compared to the Russell 2000 Stock Index ("Russell 2000") and the University of Chicago Center for Research in Security Prices (CRSP) Total Return Index for the Nasdaq Stock Market Electronic Components industry group ("Nasdaq Electronic Components"). The chart assumes that the value of the investment in the Company and each index was $100 on March 31, 1994, and that any dividends were reinvested.

     Previously, the Company has compared its stock performance to the Standard & Poor's 500 Stock Index ("S&P 500") and the CRSP Total Return Index for Nasdaq Computer Manufacturers industry group ("Nasdaq Computer Manufacturers"). The cumulative total returns for these two indexes are also included in the stock performance chart below.

     The Russell 2000 is a benchmark index for small capitalization stocks, and the Company's market valuation more closely relates in size to the companies in the Russell 2000 than those in the S&P 500.

     There is no industry index or product peer group specifically for the Company's products, namely optical memory cards and equipment. The U.S. Department of Labor lists "Magnetic and Optical Recording Media" in Standard Industrial Classification (SIC) Code 3695 under the broad heading of Electronic and Other Electrical Equipment and Components. The Company's equipment product classification, SIC Code 3572, "Computer Storage Devices," is listed under the heading of Computer Equipment. The Nasdaq Electronic Components industry index was chosen because the majority of the Company's revenues currently are derived from the sale of optical recording media (optical memory cards).


                COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN*

                            [STOCK PERFORMANCE CHART]

                 *Total Return Assumes Reinvestment of Dividends

                     Assumes $100 Invested on March 31, 1994

     The stock performance chart was plotted using the following data:

                                                                  Fiscal Year Ending March 31,
                                            -------------------------------------------------------------------------
                                              1994         1995         1996         1997         1998         1999
                                            --------     --------     --------     --------     --------     --------
Drexler Technology Corporation ........     $ 100.00     $ 100.00     $ 206.38     $ 174.47     $ 265.96     $ 170.21
Russell 2000 ..........................     $ 100.00     $ 105.50     $ 136.19     $ 143.15     $ 203.01     $ 170.02
S&P 500 ...............................     $ 100.00     $ 115.57     $ 152.68     $ 182.94     $ 270.75     $ 320.49
CRSP Nasdaq Computer Manufacturers ....     $ 100.00     $ 119.41     $ 183.83     $ 201.02     $ 356.01     $ 705.58
CRSP Nasdaq Electronic Components .....     $ 100.00     $ 130.86     $ 172.10     $ 301.82     $ 345.45     $ 505.54

         PAST RESULTS ARE NOT AN INDICATOR OF FUTURE INVESTMENT RETURNS

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  A. Principal Stockholder

     The table below shows the name, address, number of shares held, nature of ownership, and percentage of shares held as of June 18, 1999, by the only person or entity known to the Company to be the beneficial owner of more than 5% of the Company's common stock.

                                          Number of Shares and          Percent
           Name and Address               Nature of Ownership           of Class
           ----------------               -------------------           --------
            Jerome Drexler                    1,320,548(1)                13.5%
  c/o Drexler Technology Corporation
       1077 Independence Avenue             Full dispositive
        Mountain View, CA 94043             and voting power

----------

(1) Includes 244,000 shares purchasable by exercise of option within 60 days. Does not include 172,100 shares owned by Mr. Drexler's wife and 12,850 shares held by his wife as custodian, as to all of which shares Mr. Drexler disclaims any beneficial ownership. Does not include 15,000 shares held by The Drexler Foundation, the assets of which are perpetually dedicated to charity. The power to vote and to dispose of the shares held by The Drexler Foundation is shared by the Foundation's directors, consisting of Mr. Drexler and his wife.

B.   Changes in Control

     There are no arrangements in existence known to the Company which would result in a change in control of the Company.

C.   Security Ownership of Management

     The table on the following page contains information respecting the number of shares and percentage of the Company's common stock beneficially owned by each of the Company's 5 directors, by each executive officer of the Company, and by all executive officers and directors as a group, as of June 18, 1999. The beneficial owners of the shares have full voting and investment power, except as indicated in the table, and have addresses in care of the Company. There are no family relationships among any directors or executive officers of the Company. As of the close of business on June 18, 1999, the Company had outstanding 9,794,180 shares of common stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None.

                    STOCK OWNERSHIP BY DIRECTORS AND OFFICERS

                                                                             Director       Common         Percentage
   Name, Principal Occupation, and Other Directorships            Age          Since        Shares          of Class
   ---------------------------------------------------         ---------     ---------     ---------       ---------
JEROME DREXLER ...........................................            71          1968     1,320,548(1)         13.5%
Chairman of the Board of Directors and Chief Executive
Officer of the Company and its wholly owned subsidiary,
LaserCard Systems Corporation ............................

ARTHUR H. HAUSMAN ........................................            76          1981        47,392(2)           .5%
Director; private investor. Retired Chairman, President,
and Chief Executive Officer of Ampex Corporation
(manufacturer of professional audio-video systems, data/
memory products, and magnetic tape). Director Emeritus of
Technology for Communications International
(high-frequency antenna systems and electronic
reconnaissance systems). Director of California Amplifier,
Inc. (low-noise amplifiers)

DAN  MAYDAN ..............................................            63          1998         6,000(3)           .1%
Director. President (since 1993) and Director (since 1992)
of Applied Materials, Inc. (semiconductor manufacturing
equipment). Director of Electronics for Imaging, Inc.
(software)

WILLIAM E. McKENNA .......................................            79          1970        61,207(2)           .6%
Director; private investor. Director of California
Amplifier, Inc. (low-noise amplifiers), Safeguard Health
Enterprises, Inc. (healthcare services), Midway Games,
Inc. (interactive entertainment software for the
coin-operated and home markets), and WMS Industries, Inc.
(coin-operated and home video and other games)

WALTER F. WALKER .........................................            44          1999        18,750              .2%
Director; CFA. President (since September 1994) of the
Seattle SuperSonics National Basketball Association
basketball team, a subsidiary of Ackerley Communications,
Inc. Previously, was President (from March to September
1994) of Walker Capital, Inc. (money management firm) and
Vice President (from July 1987 to March 1994) of Goldman
Sachs & Co. (a registered broker-dealer). Director of
Redhook Ale Brewery, Advanced Digital Information
Corporation (archival and backup data-storage
peripherals), and Washington Special Olympics

RICHARD M. HADDOCK .......................................            47           N/A        99,768(4)          1.0%
President and Chief Operating Officer of the Company and
its wholly owned subsidiary, LaserCard Systems
Corporation

CHRISTOPHER J. DYBALL ....................................            48           N/A        75,182(5)           .8%
Executive Vice President of the Company; General Manager,
Card Manufacturing

STEVEN G. LARSON .........................................            49           N/A        49,555(6)           .5%
Vice President of Finance and Treasurer of the Company and
its wholly owned subsidiary, LaserCard Systems
Corporation

All executive officers and directors as a group (the 8
persons named above) .....................................                                 1,678,402(7)         17.1%

----------

(1) Includes 244,000 shares purchasable by exercise of option within 60 days. Does not include 172,100 shares owned by Mr. Drexler's wife and 12,850 shares held by his wife as custodian, as to all of which shares Mr. Drexler disclaims any beneficial ownership. Does not include 15,000 shares held by The Drexler Foundation, the assets of which are perpetually dedicated to charity. The power to vote and to dispose of the shares held by The Drexler Foundation is shared by the Foundation's directors, consisting of Mr. Drexler and his wife.

(2)  Includes 27,000 shares purchasable by exercise of option within 60 days.

(3)  Includes 6,000 shares purchasable by exercise of option within 60 days.

(4)  Includes 98,800 shares purchasable by exercise of option within 60 days.

(5)  Includes 72,000 shares purchasable by exercise of option within 60 days.

(6)  Includes 48,400 shares purchasable by exercise of option within 60 days.

(7)  Includes 523,200 shares purchasable by exercise of option within 60 days.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  List of Documents Filed as Part of this Report

   1. The Consolidated Financial Statements of the Company, filed herewith under
   Item 8, as follows:


                                                                                                Page
                                                                                               Number
                                                                                               ------
         (1) Report of Independent Public Accountants                                             29

         (2) Consolidated Balance Sheets at March 31, 1998 and March 31, 1999                     30

         (3) Consolidated Statements of Operations for Fiscal Years 1997, 1998, and 1999          31

         (4) Consolidated Statements of Stockholders' Equity for Fiscal Years 1997, 1998,
             and 1999                                                                             32

         (5) Consolidated Statements of Cash Flows for Fiscal Years 1997, 1998, and 1999          33

         (6) Notes to Consolidated Financial Statements                                           34

     2. Financial Statement Schedules:

     The schedule supporting the Company's Consolidated Financial Statements, filed herewith under Item 14(d), as follows:

    Schedule                                                           Page
     Number                           Description                     Number
     ------                           -----------                     ------
      II                  Valuation and Qualifying Accounts             51


     Schedules not listed above are not applicable or not required, or the information required to be set forth therein is included in the Consolidated Financial Statements or the notes thereto.

3.   Exhibits:

     The Exhibits to this Report, filed herewith under Item 14(c) or incorporated by reference from other documents previously filed with the Securities and Exchange Commission, as follows:

(1) Exhibits 3.1 and 3.2 through 3.2.6, Articles of Incorporation and By-Laws of the Company, as follows:

      Exhibit                                                    Filed Herewith or Incorporated
      Number                      Description                        Herein by Reference to
      ------                      -----------                        ----------------------
        3.1        Articles of Incorporation                     Exhibit 3.1 to Report on Form 10-Q
                                                                 for period ended September 25, 1987

        3.2        By-Laws                                       Exhibit 3.2 to Report on Form 10-Q
                                                                 for period ended September 25, 1987

        3.2.1      By-Law amendment adopted in fiscal 1991       Exhibit 3.2.1 to Report on Form 10-K
                                                                 for period ended March 31, 1992

      Exhibit                                                    Filed Herewith or Incorporated
      Number                      Description                        Herein by Reference to
      ------                      -----------                        ----------------------

       3.2.2       By-Law amendments adopted in fiscal 1992      Exhibit 3.2.2 to Report on Form 10-K
                                                                 for period ended March 31, 1992

       3.2.3       By-Law amendment adopted in fiscal 1994       Exhibit 3.2.2 to Report on Form 10-Q
                                                                 for period ended September 30, 1993

       3.2.4       Amended and Restated By-Laws as of            Exhibit 3.2.4 to Report on Form 10-K
                   February 21, 1997                             for period ended March 31, 1997

       3.2.5        By-Law amendment adopted in fiscal 1998      Exhibit 3.2.5 to Report on Form 10-K
                                                                 for period ended March 31, 1998

       3.2.6        Amended and Restated By-Laws as of           Filed herewith
                    May 27, 1999

(2) Exhibits 10.1 through 10.6, Material Contracts, as follows:

      Exhibit                                                    Filed Herewith or Incorporated
      Number                      Description                        Herein by Reference to
      ------                      -----------                        ----------------------

       10.1        Building lease with Renault & Handley         Exhibit 10.8 to Report on Form 10-K
                   Employees Investment Company                  for fiscal year ended April 2, 1982

       10.1.1      Building lease extensions with Renault        Exhibit 10.10 to Report on Form 10-K
                   & Handley Employees Investment Co.            for fiscal year ended March 31, 1987

       10.1.2      Building lease extensions with Renault        Exhibit 10.3.2 to Report on Form 10-K
                   & Handley Employees Investment Co.            for fiscal year ended March 31, 1989

       10.1.3      Building lease extensions with Renault        Exhibit 10.2.3 to Report on Form 10-K
                   & Handley Employees Investment Co.            for fiscal year ended March 31, 1992

       10.1.4      Building lease extensions with Renault        Exhibit 10.2.4 to Report on Form 10-K for
                   & Handley Employees Investment Co.            fiscal year ended September 30, 1994

       10.1.5      Building lease extensions with Renault        Exhibit 10.2.5 to Report on Form 10-K for
                   & Handley Employees Investment Co.            fiscal year ended March 31, 1998

       10.2        Optical memory card manufacturing license     Exhibit 4 to Report on Form 8-K dated
                   with Canon Inc.                               January 10, 1989

       10.3        Optical memory card manufacturing license     Exhibit 10.8 to Report on Form 10-K for
                   with Optical Memory Card Business             fiscal year ended March 31, 1991
                   Corporation

       10.4         Management Bonus Plan                        Exhibit 10.9 to Report on Form 10-K for
                                                                 fiscal year ended April 1, 1983

       10.5         1991 Stock Option Plan                       Exhibit 10.10 to Report on Form 10-K for
                                                                 fiscal year ended March 31, 1991

      Exhibit                                                    Filed Herewith or Incorporated
      Number                      Description                        Herein by Reference to
      ------                      -----------                        ----------------------

       10.5.1      Amended 1991 Stock Option Plan                Exhibit 10.10.1 to Report on Form 10-Q
                                                                 for period ended September 30, 1993

       10.5.2      Amended 1991 Stock Option Plan                Exhibit 10.6.2 to Report on Form 10-K
                                                                 for fiscal year ended March 31,  1995

       10.5.3      Amended 1991 Stock Option Plan                Exhibit 10.1 to Report on Form 10-Q for
                                                                 period ended September 30, 1995

       10.5.4      Amended 1991 Stock Option Plan                Exhibit 10.1 to Report on Form 10-Q for
                                                                 period ended September 30, 1996

       10.5.5      Amended 1991 Stock Option Plan                Exhibit 10.1 to Report on Form 10-Q for
                                                                 period ended September 30, 1997

       10.5.6      Amended 1991 Stock Option Plan                Exhibit 10.6.6 to Report on Form 10-K for
                                                                 fiscal year ended March 31, 1998

       10.5.7      Amendment to 1991 Stock Option Plan           Exhibit 10.1 to Report on Form 10-Q for
                                                                 period ended September 30, 1998


       10.6        Patent License Agreement with Nippon          Filed herewith
                   Conlux Co., Ltd.

(3)    22          Subsidiaries                                  Filed herewith

(4)    24          Consent of Independent Public Accountants     Filed herewith

(5)    27          Financial Data Schedule                       Filed herewith

Exhibits not listed above are not applicable to registrant.

(b) Reports on Form 8-K

    The Company did not file any Reports on Form 8-K during the quarter ended March 31, 1999.

(c) Exhibits

    Exhibits 3.2.6, 10.6, 22, 24, and 27 are filed herewith.

(d) Financial Statement Schedules

    Schedule II to the Company's Consolidated Financial Statements follows immediately.

                                                                     SCHEDULE II

                 DREXLER TECHNOLOGY CORPORATION AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS

                For the Fiscal Year Ended March 31, 1998 and 1999

                                    Balance at     Additions         Additions                   Balance
                                    Beginning      Charged to       Charged to                    at End
            Description             of Period    Profit and Loss  Other Accounts    Deductions  of Period
            -----------             ----------   ---------------  --------------    ---------    --------
Fiscal 1998

      Product return reserve        $     --        $260,000         $     --        $     --    $260,000
                                    ========        ========         ========        ========    ========

Fiscal 1999

      Product return reserve        $260,000        $ 40,000         $     --        $     --    $300,000
                                    ========        ========         ========        ========    ========

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

        Dated:  June 25, 1999

                          DREXLER TECHNOLOGY CORPORATION



                          By                  /s/ Jerome Drexler
                            ----------------------------------------------------
                            Jerome Drexler, Chairman and Chief Executive Officer



        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

          Signature                              Title                                 Date
          ---------                              -----                                 ----

/s/ Jerome Drexler                  Chairman of the Board of Directors            June 25, 1999
------------------------------      and Chief Executive Officer
Jerome Drexler                      (Principal Executive Officer)


/s/ Steven G. Larson                Vice President of Finance and Treasurer       June 25, 1999
------------------------------      (Principal Financial Officer and
Steven G. Larson                    Principal Accounting Officer)


/s/ Arthur H. Hausman               Director                                      June 25, 1999
------------------------------
Arthur H. Hausman


/s/ Dan Maydan                      Director                                      June 25, 1999
------------------------------
Dan Maydan


/s/ William E. McKenna              Director                                      June 25, 1999
------------------------------
William E. McKenna


/s/ Walter F. Walker                Director                                      June 25, 1999
------------------------------
Walter F. Walker

                                 EXHIBIT INDEX

       Exhibit
        Number                       Description
       --------                      -----------
        3.2.6      Amended and Restated By-Laws as of May 27, 1999

        10.6       Patent License Agreement with Nippon Conlux Co., Ltd.

        22         Subsidiaries

        24         Consent of Independent Public Accountants

        27         Financial Data Schedule
