Form 10-Q
period 1999-06-30
DREXLER TECHNOLOGY CORP
filed 1999-08-13
CIK 30140

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[Mark One]

|X|   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 1999

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition Period from _____ to _____

                        Commission File Number: 000-6377

                         DREXLER TECHNOLOGY CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                     77-0176309
-------------------------------                     -----------------
(State or other jurisdiction of                     (I.R.S.  Employer
incorporation or organization)                      Identification No.)

1077 Independence Avenue, Mountain View, CA             94043-1601
-------------------------------------------         -----------------
 (Address of principal executive offices)               (Zip Code)

                                 (650) 969-7277
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes |_| No

      Number of outstanding shares of Common Stock, $.01 par value, at August 10, 1999: 9,799,880

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

      It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto for the year ended March 31, 1999 included in the Company's Form 10-K Annual Report.

      The results of operations for the three months ended June 30, 1999 are not necessarily indicative of results to be expected for the entire year ending March 31, 2000.

      Fiscal Period: For purposes of presentation, the Company has indicated its accounting period as ending on March 31 and its interim quarterly periods as ending on the corresponding month end. The Company, in fact, operates and reports quarterly periods ending on the Friday closest to month end. The 13-week period presented as June 30, 1998 ended on July 3, 1998 and the 13-week period presented as June 30, 1999 ended on July 2, 1999.

      Net Income per Share: Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share," requires the computation of basic and diluted earnings per share. Basic earnings per share is computed using the weighted average number of common shares outstanding. Diluted earnings per share is computed using the weighted average number of shares of common stock outstanding and the dilutive common stock equivalents (using the treasury stock method). The reconciliation of the numerators and denominators of the basic and diluted earnings per share computation is shown on the following page.

                                                                Income           Shares            Per Share
                                                              (Numerator)     (Denominator)          Amount
                                                              -----------     -------------          ------
                                                             (In thousands)   (In thousands)
For three months ended June 30, 1998:
  Basic earnings per share ...........................                                               $  .10
                                                                                                     ======
  Income available to common stockholders ............           $  975            9,693
  Common shares issuable upon exercise of
     stock options using treasury stock method .......               --              449
                                                                 ------           ------
  Diluted earnings per share .........................                                               $  .10
                                                                                                     ======
  Income available to common stockholders ............           $  975           10,142
                                                                 ======           ======

For three months ended June 30, 1999:
  Basic earnings per share ...........................                                               $  .09
                                                                                                     ======
  Income available to common stockholders ............           $  845            9,794
  Common shares issuable upon exercise of
     stock options using treasury stock method .......               --              108
                                                                 ------           ------
  Diluted earnings per share .........................                                               $  .09
                                                                                                     ======
  Income available to common stockholders ............           $  845            9,902
                                                                 ======           ======

      Because they have an exercise price greater than the average market value for the periods, stock options representing 40,000 shares are excluded from the calculation of diluted earnings per share for the three months ended June 30, 1998, and stock options representing 1,336,734 shares are excluded from the calculation of diluted earnings per share for the three months ended June 30, 1999.

      In June 1998, the Financial Accounting Standards Board (FASB) issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). As modified by Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," this statement is effective for fiscal years beginning after June 15, 2000. SFAS 133 established standards for reporting derivative instruments and hedging activities. Application of SFAS 133 is not expected to impact the Company's consolidated financial position or results of operations.

                 DREXLER TECHNOLOGY CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
               (In thousands, except share and per share amounts)

                                                             March 31,   June 30,
                                                              1999         1999
                                                              ----         ----
                                                            (Audited)   (Unaudited)
                                     Assets
Current assets:
   Cash and cash equivalents ............................   $  8,066    $  7,637
   Accounts receivable ..................................      1,061       1,187
   Note receivable ......................................        150         150
   Inventories ..........................................      1,909       2,851
   Other current assets .................................        299         407
                                                            --------    --------
      Total current assets ..............................     11,485      12,232
                                                            --------    --------

Property and equipment, at cost .........................     16,549      16,888
   Less--accumulated depreciation and amortization ......    (12,926)    (12,815)
                                                            --------    --------
      Property and equipment, net .......................      3,623       4,073

Patents, net ............................................      1,308       1,288
Deferred tax asset, net .................................         --         416
Note receivable .........................................        150         150
                                                            --------    --------

         Total assets ...................................   $ 16,566    $ 18,159
                                                            ========    ========

                    Liabilities and Stockholders' Equity

Current liabilities:
   Accounts payable .....................................   $    976    $  1,282
   Accrued payroll costs ................................        369         412
   Advance payments from customers ......................         36         329
   Income taxes payable .................................         99          72
   Other accrued liabilities ............................        132         265
                                                            --------    --------
      Total current liabilities .........................      1,612       2,360
                                                            --------    --------

Stockholders' equity:
   Preferred stock, $.01 par value:
      Authorized--2,000,000 shares
      Outstanding--none .................................         --          --
   Common stock, $.01 par value:
      Authorized--15,000,000 shares
      Outstanding--9,794,180 shares at March 31, 1999 and
          9,794,180 shares at June 30, 1999 .............         98          98
   Additional paid-in capital ...........................     36,485      36,485
   Accumulated deficit ..................................    (21,629)    (20,784)
                                                            --------    --------
      Total stockholders' equity ........................     14,954      15,799
                                                            --------    --------

         Total liabilities and stockholders' equity .....   $ 16,566    $ 18,159
                                                            ========    ========

                 DREXLER TECHNOLOGY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                    (In thousands, except per share amounts)

                                                            Three Months Ended
                                                                 June 30,
                                                            1998         1999
                                                            ----         ----

Revenues .............................................    $  3,846     $  3,741

Costs and expenses:
   Cost of sales .....................................       1,965        2,163
   Selling, general, and administrative expenses .....         827        1,079
   Research and engineering expenses .................         134          139
                                                          --------     --------
      Total costs and expenses .......................       2,926        3,381
                                                          --------     --------

       Operating income ..............................         920          360

Other income and expense:
   Other income (expense), net .......................          18           --
   Interest income ...................................          71           87
   Interest expense ..................................          (3)          (1)
                                                          --------     --------
      Total other income, net ........................          86           86
                                                          --------     --------

       Income before income taxes ....................       1,006          446

Provision for (benefit from) income taxes ............          31         (399)
                                                          --------     --------

       Net income ....................................    $    975     $    845
                                                          ========     ========

Net income per share:
       Basic .........................................    $    .10     $    .09
       Diluted .......................................    $    .10     $    .09

Weighted average number of common
   and common equivalent shares:
       Basic .........................................       9,693        9,794
       Diluted .......................................      10,141        9,902

                 DREXLER TECHNOLOGY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (In thousands)

                                                                                        Three Months Ended
                                                                                            June 30,
                                                                                         1998       1999
                                                                                         ----       ----
Cash flows from operating activities:
   Net income ......................................................................   $   975    $   845
   Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization ................................................       176        263
      Increase in deferred tax asset ...............................................        --       (416)

   Changes in operating assets and liabilities:
      Increase in accounts receivable ..............................................      (190)      (126)
      (Increase) decrease in inventories ...........................................        35       (942)
      Increase in other assets .....................................................        (8)      (108)
      (Decrease) increase in accounts payable and accrued expenses .................       (10)       455
      (Decrease) increase in advance payments from customers .......................      (285)       293
                                                                                       -------    -------

        Net cash provided by operating activities ..................................       693        264
                                                                                       -------    -------

Cash flows from investing activities:
   Purchases of property and equipment .............................................      (431)      (648)
   Increase in patents .............................................................       (42)       (45)
                                                                                       -------    -------

        Net cash used for investing activities .....................................      (473)      (693)
                                                                                       -------    -------

Cash flows from financing activities:
   Proceeds from sale of common stock ..............................................       567         --
                                                                                       -------    -------

        Net cash provided by financing activities ..................................       567         --
                                                                                       -------    -------

        Net increase (decrease) in cash and cash equivalents .......................       787       (429)

Cash and cash equivalents:
   Beginning of period .............................................................     4,830      8,066
                                                                                       -------    -------
   End of period ...................................................................   $ 5,617    $ 7,637
                                                                                       =======    =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS--FISCAL 2000 FIRST QUARTER
COMPARED WITH FISCAL 1999 FIRST QUARTER

Revenues

      For the fiscal 2000 first quarter ended June 30, 1999, the Company's total revenues were $3,741,000 compared with $3,846,000 for last year's first quarter.

      Product Revenues. Sales of LaserCard(R) optical memory cards and related products were $3,730,000 for the first three months of fiscal 2000 versus $3,838,000 for last year's comparable period.

      The Company sold approximately 1,000,000 LaserCard optical memory cards for the fiscal 2000 first quarter compared with approximately 930,000 for last year's first quarter. During the first quarter of fiscal 2000, the Company made facility modifications to prepare for anticipated optical memory card procurements by the U.S. government. These modifications interfered with current card production and limited shipments during the quarter that reduced sales by nearly $400,000. These delayed shipments will be made in subsequent quarters.

      Applications for the Company's LaserCard products include: medical data applications in the United States; various programs in Europe and Asia, including a hospital patient-record card system and a vehicle warranty and maintenance records card; and U.S. government-related programs, including the U.S. Department of Defense cargo shipment "Automated Manifest" card, the U.S. Immigration and Naturalization Service (INS) Permanent Resident Card ("Green Card"), and the U.S. Department of State border crossing card ("Laser Visa").

      In addition to using its own marketing staff, the Company utilizes value-added reseller (VAR) companies and licensees for the development of commercial markets and applications for LaserCard products. Product sales to VARs and licensees include the Company's optical memory cards, the Company's system software, optical card reader/writers made by a licensee of the Company, and add-on peripherals made by other companies (such as equipment for adding a digitized photo, fingerprint, hand template, or signature to the cards). The VARs/licensees may add application software, personal computers (PCs), and other peripherals, and then resell these products, integrated into data systems, for end-user customers.

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

      Software is an important factor in developing the commercial markets for optical memory cards. The Company's system software consists of optical card interface software/device drivers, file systems, software development tools, and demonstration software. The Company's VARs and/or their customers develop software for specific end-user applications. Several VARs have written optical card software programs for applications such as automobile warranty and maintenance records, cargo manifesting, digital optical key systems, admissions/ID, data logging systems, and various medical- related applications such as medical image storage and health history cards. The Company recently finished development of a complete card issuing application (software program) in coordination with an existing commercial software company. This is now offered for sale to all VARs and should greatly reduce the need for VARs to develop their own personalization software.

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

      Until July of 1999, the Company purchased reader/writers from a Japanese licensee, Nippon Conlux Co., Ltd., ("Conlux"), which was the Company's sole supplier of reader/writers. On May 28, 1999, arrangements were completed with Conlux for the Company to purchase sets of parts to assemble reader/writers in the United States, rather than continuing to purchase complete reader/writers assembled in Japan by Conlux. The launching of this reader/writer manufacturing and development operation in a 5,000-square-foot, leased facility, with added staff is estimated to reduce pretax profit during fiscal 2000 by $1 million for occupancy-related expenses, depreciation, amortization, salaries and fringe benefits, and certain one-time expenditures estimated at $250,000 for reader/writer assembly training. Investment in reader/writer-related inventory is estimated at $2 million, and capital expenditures for reader/writer assembly and design are budgeted for approximately $1.2 million in fiscal 2000, including an estimated $300,000 in capitalized technology transfer costs to be amortized over three years. The Company will be obligated to pay patent royalties on its sales of reader/writers. In 1995, the Company assumed worldwide responsibility for all repair and maintenance of Conlux reader/writer units and has a highly skilled technical staff to support this function.

      The Company maintains an inventory of reader/writers that it believes is adequate to meet customer demand. However, an interruption or change in the supply of reader/writer parts or difficulties encountered in reader/writer assembly could cause a delay in both reader/writer and optical memory card shipments and a possible loss of sales, which would adversely affect operating results.

      License Revenues. There were no licenses sold in the first quarter of fiscal 2000 or in the fiscal 1999 first quarter. The Company does not rely on license fees to finance operations.

Backlog

      As of June 30, 1999, the backlog for LaserCard optical memory cards was approximately $8.9 million. Deliveries from this backlog are estimated to average approximately 300,000 cards per month through January 2000. The monthly delivery rate would increase with the receipt of additional orders. About 61% of the June 30, 1999 backlog is for U.S. government orders; as is the case in all U.S. government procurement, the government reserves the right to change specifications, delay deliveries, and cancel all or part of the orders.

Margins

      The gross margin on product sales for the first quarter of fiscal 2000 was 42% compared with 49% for the prior-year period. As discussed above, during the quarter ended June 30, 1999, the Company made facility modifications to prepare for anticipated optical memory card procurements by the U.S. government. This work interfered with production, causing lower volume and lower manufacturing yields than historically achieved. The increased labor and overhead cost, mainly due to the lower production yields resulting from the facility modification activity, cost approximately 5 percentage points of the 7% differential between this year's first quarter and last year's first quarter. This cost combined with the limit on production volume due to the interference, cost several hundred thousand dollars in gross margin and, therefore, in pretax profits for the quarter. A decrease in reader/writer selling prices accounted for 1 percentage point of the 7% differential between the two periods. The Company anticipates that card margins will improve over the remainder of fiscal 2000. However, card margins will fluctuate with the volume of cards produced and yields achieved.

Income and Expenses

      Selling, General, and Administrative Expenses (SG&A). For the fiscal 2000 first quarter, SG&A expenses were $1,079,000 compared with $827,000 for the first quarter of fiscal 1997. The $252,000 increase in SG&A spending primarily consists of $88,000 for marketing, $85,000 for start-up expenses for the reader/writer manufacturing and development operation, a $43,000 increase in general and administrative expenses, and a $29,000 increase in patent amortization expense. The Company believes that SG&A expenses during the remainder of fiscal 2000 will remain above fiscal 1999 levels.

      Research and Engineering Expenses (R&E). Research and engineering expenses were $139,000 for the first quarter of fiscal 2000 compared with $134,000 for the year-earlier period. The Company believes that R&E spending will increase during fiscal 2000 for reader/writer development.

      Other Income and Expense. Total net other income for the first quarter of fiscal 2000 was $86,000, including $87,000 interest income and $1,000 interest expense. For last year's first quarter, total net other income was $86,000, including $71,000 interest income, $3,000 interest expense, and $18,000 gain on foreign currency exchange.

      Income Taxes. The Company recorded a $399,000 income tax benefit for the first quarter of fiscal 2000 versus a $31,000 tax expense for the same period last year. The income tax benefit for the fiscal 2000 first quarter included a credit of $416,000 due to the change in the deferred tax asset discussed below, partially offset by a $17,000 expense for alternative minimum taxes payable.

LIQUIDITY AND CAPITAL RESOURCES

      As of June 30, 1999, the Company had cash and cash equivalents of $7,637,000 and no long-term debt.

      Net cash provided by operating activities was $264,000 for the first three months of fiscal 2000 compared with $693,000 for the first three months of fiscal 1999. Fluctuations in operating assets and liabilities will use cash in some quarters and provide cash in other quarters. The increase in inventory during the first quarter, net of the accounts payable increase, used approximately $600,000 in cash during the first quarter of fiscal 2000. During fiscal 2000, the Company will invest an estimated $2 million in reader/writer-related inventory. The current level of revenues is sufficient to generate cash from operations after expenses. Losses would recur if both of the Company's largest U.S. government programs were to be canceled or not renewed and not be replaced by other card orders.

      The Company has not established a line of credit and has no current plans to do so. The Company may negotiate a line of credit if and when it becomes appropriate, although no assurance can be made that such financing would be available, if needed.

      As a result of the $845,000 profit recorded for the first quarter of fiscal 2000, the Company's accumulated deficit was reduced to $20,784,000 and stockholders' equity increased to $15,799,000.

      The Company's total deferred income tax asset was $14,202,000 at June 30, 1999. When utilized, the total deferred tax asset reduces income tax expense. The Company believes that it is more likely than not that at least a portion of this income tax asset will be realized and therefore has reduced the valuation allowance against it. The net deferred income tax asset amounted to $416,000 at June 30, 1999. There are timing differences between when certain items are included in book income and when the same items are included on income tax returns. Therefore, tax payments or credits often occur in different periods than when an income tax expense or benefit is included in the statement of operations.

      During the first quarter of fiscal 2000, the Company added capital equipment and leasehold improvements of approximately $230,000, mainly for its new reader/writer manufacturing and design operation, and approximately $290,000 of capital equipment and leasehold improvements for its card production facility. For the production of state-of-the-art optical memory cards, the Company's card production capacity exceeds 6 million cards per year. This capacity can be expanded to a production capacity exceeding 8 million cards per year over a six-month period with an expenditure of approximately $1.5 million, previously budgeted for this purpose. The Company plans to purchase additional production equipment in a series of steps as optical memory card orders expand to justify production capacity increases, to a rate of up to 25 million cards per year. In addition to the investment used for expansion, the Company also will make additional capital expenditures for cost savings, quality improvements, and other purposes. The Company believes that during the next few years, capital expenditures would be a minimum of $1.5 million per year for card production equipment and automatic inspection equipment. In addition, the Company's plans for fiscal 2000 include approxi mately $1.2 million in equipment and other capital expenditures for reader/writer assembly and design, as discussed above. Also in the fiscal 2000 first quarter, the Company capitalized approximately $110,000 in costs associated with the transfer of reader/writer designs and specifications.

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

      Third Party Relationships; Contingency Plans. The Company has requested information from certain key suppliers, customers, and VARs with respect to Year 2000 preparedness. The Company has assessed the responses received to date and followed up with non-respondents. Interruptions in supply of key components, such as OEM equipment and raw materials for the Company's products, could interfere with the Company's ability to continue supplying its products. The Company will assess the need to increase backup inventory of raw materials and supplies if the potential exists for a supply interruption. Similarly, an interruption in the ability of key purchasers to continue to meet payment obligations to the Company could hinder the Company's cash flow. Such key customers include the U.S. Immigration and Naturalization Service, the U.S. Department of Defense, and the Company's VARs supporting those accounts. The Company currently maintains substantial cash reserves against that contingency.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      The status of actions against Sony Corporation, Dolby Laboratories, Inc., and others for infringement of the Company's patents covering digital sound encoded on motion picture film, is reported in the Company's Form 10-K for the fiscal year ended March 31, 1999. A trial date of October 30, 2000, has been set for the earliest filed action against Sony Corporation.

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

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

                        DREXLER TECHNOLOGY CORPORATION (Registrant)


Date: August 13, 1999   /s/ Jerome Drexler
                        --------------------------------------------------
                        Jerome Drexler, Chairman of the Board of Directors
                        and Chief Executive Officer
                        (Principal Executive Officer)


Date: August 13, 1999   /s/ Steven G. Larson
                        --------------------------------------------------
                        Steven G. Larson, Vice President of Finance
                        and Treasurer
                        (Principal Financial Officer and Principal
                        Accounting Officer)

                        EXHIBIT INDEX
EXHIBIT
NUMBER              EXHIBIT DESCRIPTION             PAGE
------                                              ----

  27               Financial Data Schedule           15