Form 10-Q
period 1999-09-30
DREXLER TECHNOLOGY CORP
filed 1999-11-08
CIK 30140

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[Mark One]

|X|         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 1999

                                       OR

|_|         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

              For the Transition Period from _______ to ___________

                        Commission File Number: 000-6377

                         DREXLER TECHNOLOGY CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                       77-0176309
 -------------------------------                       ----------------
 (State or other jurisdiction of                       (I.R.S.  Employer
 incorporation or organization)                       Identification No.)

1077 Independence Avenue, Mountain View, CA              94043-1601
-------------------------------------------              ----------
 (Address of principal executive offices)                (Zip Code)

                                 (650) 969-7277
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes |_| No

      Number of outstanding shares of Common Stock, $.01 par value, at November 5, 1999: 9,814,904

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

      The results of operations for the six months ended September 30, 1999 are not necessarily indicative of results to be expected for the entire year ending March 31, 2000.

      Fiscal Period: For purposes of presentation, the Company has indicated its accounting period as ending on March 31 and its interim quarterly periods as ending on the corresponding month end. The Company, in fact, operates and reports quarterly periods ending on the Friday closest to month end. The 13-week period presented as September 30, 1998 ended on October 2, 1998 and the 13-week period presented as September 30, 1999 ended on October 1, 1999.

      During fiscal second quarter ended September 30, 1999, the Company began investing in short-term investments, consisting primarily of commercial paper. In accordance with Statement of Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the investments are classified as available-for-sale securities on the Company's balance sheet. They are reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity, net of income tax effect.

      Net Income per Share: SFAS No. 128, "Earnings Per Share," requires the computation of basic and diluted earnings per share. Basic earnings per share is computed using the weighted average number of common shares outstanding. Diluted earnings per share is computed using the weighted average number of shares of common stock outstanding and the dilutive common stock equivalents (using the treasury stock method). The reconciliation of the numerators and denominators of the basic and diluted earnings per share computation is shown on the following page.

                                                   Income         Shares      Per Share
                                                 (Numerator)   (Denominator)   Amount
                                                 -----------   -------------   ------
                                                (In thousands) (In thousands)
For three months ended September 30, 1998:
  Basic earnings per share ...................                                $   .10
                                                                              =======
  Income available to common stockholders ....      $   993        9,733
  Common shares issuable upon exercise of
     stock options using treasury stock method           --          231
                                                    -------      -------
  Diluted earnings per share .................                                $   .10
                                                                              =======
  Income available to common stockholders ....      $   993        9,964
                                                    =======      =======

For three months ended September 30, 1999:
  Basic earnings per share ...................                                $   .14
                                                                              =======
  Income available to common stockholders ....      $ 1,387        9,799
  Common shares issuable upon exercise of
     stock options using treasury stock method           --           57
                                                    -------      -------
  Diluted earnings per share .................                                $   .14
                                                                              =======
  Income available to common stockholders ....      $ 1,387        9,856
                                                    =======      =======

For six months ended September 30, 1998:
  Basic earnings per share ...................                                $   .20
                                                                              =======
  Income available to common stockholders ....      $ 1,968        9,713
  Common shares issuable upon exercise of
     stock options using treasury stock method           --          343
                                                    -------      -------
  Diluted earnings per share .................                                $   .20
                                                                              =======
  Income available to common stockholders ....      $ 1,968       10,056
                                                    =======      =======

For six months ended September 30, 1999:
  Basic earnings per share ...................                                $   .23
                                                                              =======
  Income available to common stockholders ....      $ 2,232        9,797
  Common shares issuable upon exercise of
     stock options using treasury stock method           --           78
                                                    -------      -------
  Diluted earnings per share .................                                $   .23
                                                                              =======
  Income available to common stockholders ....      $ 2,232        9,875
                                                    =======      =======

      Because they have an exercise price greater than the average market value for the periods, stock options representing 564,500 shares are excluded from the calculation of diluted earnings per share for the three months ended September 30, 1998, and stock options representing 1,469,666 shares are excluded from the calculation of diluted earnings per share for the three months ended September 30, 1999. For the same reason, stock options representing 216,700 shares are excluded from the calculation of diluted earnings per share for the six months ended September 30, 1998, and stock options representing 1,444,666 shares are excluded from the calculation of diluted earnings per share for the six months ended September 30, 1999.

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

                 DREXLER TECHNOLOGY CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
               (In thousands, except share and per share amounts)

                                                             March 31,  September 30,
                                                               1999        1999
                                                               ----        ----
                                     Assets
Current assets:
    Cash and cash equivalents ............................   $  8,066    $  5,097
    Short-term investments ...............................         --       1,959
    Accounts receivable ..................................      1,061       1,057
    Note receivable ......................................        150         150
    Inventories ..........................................      1,909       3,455
    Other current assets .................................        299         243
                                                             --------    --------
       Total current assets ..............................     11,485      11,961
                                                             --------    --------

Property and equipment, at cost ..........................     16,549      17,375
    Less--accumulated depreciation and amortization ......    (12,926)    (13,017)
                                                             --------    --------
       Property and equipment, net .......................      3,623       4,358

Patents, net .............................................      1,308       1,381
Deferred tax asset, net ..................................         --       1,077
Note receivable ..........................................        150         150
                                                             --------    --------

          Total assets ...................................   $ 16,566    $ 18,927
                                                             ========    ========

                      Liabilities and Stockholders' Equity

Current liabilities:
    Accounts payable .....................................   $    976    $    967
    Accrued payroll costs ................................        369         308
    Advance payments from customers ......................         36         163
    Income taxes payable .................................         99          60
    Other accrued liabilities ............................        132         116
                                                             --------    --------
       Total current liabilities .........................      1,612       1,614
                                                             --------    --------

Stockholders' equity:
    Preferred stock, $.01 par value:
       Authorized--2,000,000 shares
       Outstanding--none .................................         --          --
    Common stock, $.01 par value:
       Authorized--15,000,000 shares
       Outstanding--9,794,180 shares at March 31, 1999 and
           9,794,180 shares at September 30, 1999 ........         98          98
Additional paid-in capital ...............................     36,485      36,619
Accumulated deficit ......................................    (21,629)    (19,404)
                                                             --------    --------
       Total stockholders' equity ........................     14,954      17,313
                                                             --------    --------

          Total liabilities and stockholders' equity .....   $ 16,566    $ 18,927
                                                             ========    ========

                 DREXLER TECHNOLOGY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                    (In thousands, except per share amounts)

                                                       Three Months Ended       Six Months Ended
                                                          September 30,           September 30,
                                                        1998        1999        1998        1999
                                                        ----        ----        ----        ----
Revenues ........................................   $  3,661    $  4,252    $  7,507    $  7,993
                                                    --------    --------    --------    --------

Costs and expenses:
    Cost of sales ...............................      1,727       2,357       3,692       4,520
    Selling, general, and administrative expenses        847         989       1,674       1,993
    Research and engineering expenses ...........        117         269         251         483
                                                    --------    --------    --------    --------
       Total costs and expenses .................      2,691       3,615       5,617       6,996
                                                    --------    --------    --------    --------

          Operating income ......................        970         637       1,890         997

Other income and expense:
    Other income (expense), net .................        (24)         --          (6)         --
    Interest income .............................         75          93         146         180
    Interest expense ............................         --          --          (3)         (1)
                                                    --------    --------    --------    --------
       Total other income, net ..................         51          93         137         179
                                                    --------    --------    --------    --------

          Income before income taxes ............      1,021         730       2,027       1,176

Provision for (benefit from) income taxes .......         28        (657)         59      (1,056)
                                                    --------    --------    --------    --------

          Net income ............................   $    993    $  1,387    $  1,968    $  2,232
                                                    ========    ========    ========    ========

Net income per share:
          Basic .................................   $    .10       $. 14    $    .20    $    .23
                                                    ========    ========    ========    ========
          Diluted ...............................   $    .10    $    .14    $    .20    $    .23
                                                    ========    ========    ========    ========

Weighted average number of common
  and common equivalent shares:
          Basic .................................      9,733       9,799       9,713       9,797
          Diluted ...............................      9,964       9,856      10,056       9,875

                 DREXLER TECHNOLOGY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (In thousands)

                                                                   Six Months Ended
                                                                     September 30,
                                                                   1998       1999
                                                                   ----       ----
Cash flows from operating activities:
   Net income ................................................   $ 1,968    $ 2,232
   Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depreciation and amortization .........................       371        533
       Provision for doubtful accounts receivable ............        --         24
       Increase  in deferred tax asset .......................        --     (1,077)
       Compensation on stock plan activity ...................        18         25

   Changes in operating assets and liabilities:
       (Increase) decrease in accounts receivable ............       347        (28)
       Increase in inventories ...............................       (27)    (1,546)
       (Increase) decrease in other assets ...................       (24)        56
       Decrease in accounts payable and accrued expenses .....      (117)      (125)
       Increase in advance payments from customers ...........       392        127
                                                                 -------    -------

          Net cash provided by operating activities ..........     2,928        221
                                                                 -------    -------

Cash flows from investing activities:
   Purchases of property and equipment .......................      (922)    (1,134)
   Investment in commercial paper ............................        --     (1,959)
   Increase in patents .......................................      (181)      (207)
                                                                 -------    -------

          Net cash used for investing activities .............    (1,103)    (3,300)
                                                                 -------    -------

Cash flows from financing activities:
   Proceeds from sale of common stock ........................       983        110
                                                                 -------    -------

          Net cash provided by financing activities ..........       983        110
                                                                 -------    -------

          Net increase (decrease) in cash and cash equivalents     2,808     (2,969)

Cash and cash equivalents:
   Beginning of period .......................................     4,830      8,066
                                                                 -------    -------
   End of period .............................................   $ 7,638    $ 5,097
                                                                 =======    =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS--FISCAL 2000 SECOND QUARTER AND FIRST SIX MONTHS COMPARED WITH FISCAL 1999 SECOND QUARTER AND FIRST SIX MONTHS

Revenues

      For the fiscal 2000 second quarter ended September 30, 1999, the Company's total revenues were $4,252,000 compared with $3,661,000 for last year's second quarter. Total revenues for the current six-month period were $7,993,000 compared with $7,507,000 for the same period last year.

      Product Revenues. Sales of LaserCard(R) optical memory cards and related products were $7,975,000 for the first six months of fiscal 2000 versus $7,497,000 for last year's comparable period.

      The Company sold approximately 2,070,000 LaserCard(R) optical memory cards for the fiscal 2000 first six months compared with approximately 1,900,000 for last year's first six months.

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

      In addition to using its own marketing staff, the Company utilizes value-added reseller (VAR) companies and licensees for the development of commercial markets and applications for LaserCard products. Product sales to VARs and licensees include the Company's optical memory cards, the Company's system software, optical card reader/writers, and add-on peripherals made by other companies (such as equipment for adding a digitized photo, fingerprint, hand template, or signature to the cards). The VARs/licensees may add application software, personal computers (PCs), and other peripherals, and then resell these products, integrated into data systems, for end-user customers.

      In order to upgrade its customer base to increase the probability of success, the Company will continue its efforts to recruit new VARs/licensees and eliminate nonproductive VARs. The Company provides customer technical support and system software to assist VARs and licensees.

      Software is an important factor in developing the commercial markets for optical memory cards. The Company's system software consists of optical card interface software/device drivers, file systems, software development tools, and demonstration software. The Company's VARs and/or their customers develop software for specific end-user applications. Several VARs have written optical card software programs for applications such as automobile warranty and maintenance records, cargo manifesting, digital optical key systems, admissions/ID, data logging systems, and various medical-related applications such as medical image storage and health history cards. During fiscal 2000, the Company finished development of a complete card issuing application (software program) in coordination with an existing commercial software company. This is available for sale to all VARs and should greatly reduce the need for VARs to develop their own personalization software.

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

      As reported previously, until July of 1999, the Company purchased reader/writers from a Japanese licensee, Nippon Conlux Co., Ltd., ("Conlux"), which was the Company's sole supplier of reader/writers. On May 28, 1999, arrangements were completed with Conlux for the Company to purchase sets of parts to assemble reader/writers in the United States, rather than continuing to purchase complete reader/writers assembled in Japan by Conlux. The launching of this reader/writer manufacturing and development operation in a 5,000-square-foot, leased facility, with added staff is estimated to reduce pretax profit during fiscal 2000 by $1 million. This includes occupancy-related expenses, depreciation, amortization, salaries and fringe benefits, and certain one-time expenditures estimated at $250,000 for reader/writer assembly training. Investment in reader/writer-related inventory is estimated at $2 million, and capital expenditures for reader/writer assembly and design are budgeted for approximately $1.2 million in fiscal 2000, including an estimated $300,000 in capitalized technology transfer costs to be amortized over three years. The Company will be obligated to pay patent royalties on its sales of reader/writers. In 1995, the Company assumed worldwide responsibility for all repair and maintenance of Conlux reader/writer units and, as a result, has a skilled technical staff to support reader/writer operations.

      The Company maintains an inventory of reader/writers and sets of reader/writer parts that it believes is adequate to meet customer demand. However, an interruption or change in the supply of reader/writer parts or difficulties encountered in reader/writer assembly could cause a delay in both reader/writer and optical memory card shipments and a possible loss of sales, which would adversely affect operating results.

      License Revenues. There were no licenses sold in the first six months of fiscal 2000 or fiscal 1999. The Company does not rely on license fees to finance operations.

Backlog

      As of September 30, 1999, the backlog for LaserCard optical memory cards was approximately $5.5 million. Deliveries from this backlog are estimated to average approximately 300,000 cards per month through January, 2000. The monthly delivery rate would increase with the receipt of additional orders. About 50% of the Company's September 30, 1999 backlog is for U.S. government orders.

      On November 4, 1999, in the U.S. government publication, Commerce Business Daily, the INS announced that it intends to purchase an additional 2.5 million optical memory cards (Green Cards and Laser Visa cards) under an extension to the current contract, which calls for card production to begin immediately. This order probably will be issued in November or December, 1999. Deliveries are estimated at approximately 250,000 cards per month over a nine- to ten-month period beginning in January, 2000.

      The INS also has issued an RFP (Request for Proposal) for a new, long-term contract subject to competitive bidding for up to 20.6 million optical memory cards (Green Cards and Laser Visa cards) to be delivered at a rate of approximately 4 million cards per year over a five-year period. It is anticipated that this procurement contract may be awarded by the INS in the first quarter of calendar year 2000.

Margins

      The gross margin on product sales was 43.3% for the first six months of fiscal 2000 compared with 50.8% for the first six months of fiscal 1999, a decrease of $350,000 in gross profit. Reader/writers accounted for about $245,000 of the decrease. Reader/writer margins decreased due to the following:
(a)reader/writer selling prices were reduced to encourage VARs and their customers and (b) reader/writer costs increased due to the yen/dollar exchange rate and staffing and overhead costs for in-house production of reader/writers. The Company's gross margin on the current reader/writer design probably will be negligible through fiscal 2001.

      The remaining $105,000 decrease in gross profit is due primarily to costs associated with lower fiscal 2000 first-quarter production yields that resulted from facility modification activity. This year's second quarter gross profit increased slightly as compared with the second quarter of last year because of higher production and sales volume. The volume increases were partially offset by lower average selling prices for cards and additional labor and overhead costs associated with greater production capacity for high-security cards. The Company believes that the average selling prices for cards for the remainder of fiscal 2000 will not be lower than those for the third and fourth quarters of last year.

Income and Expenses

      Selling, General, and Administrative Expenses (SG&A). For the fiscal 2000 second quarter, SG&A expenses were $989,000 compared with $847,000 for the second quarter of fiscal 1999. For the fiscal 2000 first six months, SG&A expenses were $1,993,000 compared with $1,674,000 for the first six months of fiscal 1999. The $319,000 increase in SG&A spending for the first six months of fiscal 2000 primarily consists of $156,000 for marketing and customer service, a $106,000 increase in general and administrative expenses, and a $57,000 increase in patent amortization expense. The Company believes that SG&A expenses during the remainder of fiscal 2000 will remain above fiscal 1999 levels.

      Research and Engineering Expenses (R&E). Research and engineering expenses were $269,000 for the second quarter of fiscal 2000 compared with $117,000 for the year-earlier period. For the fiscal 2000 first six months, R&E expenses were $483,000 compared with $251,000 for the first six months of fiscal 1999. The majority of the increase in R&E spending is due to reader/writer manufacturing development and product design. The Company anticipates that for the remainder of fiscal 2000, R&E expenses will remain above fiscal 1999 levels.

      Other Income and Expense. Total net other income for the first six months of fiscal 2000 was $179,000, primarily for interest income. For last year's first six months, total net other income was $137,000, including $146,000 for interest income, $3,000 for interest expense, and a $6,000 loss for miscellaneous items.

      Income Taxes. The Company recorded a $657,000 income tax benefit for the second quarter of fiscal 2000 versus a $28,000 income tax expense for the same period last year. The income tax benefit for the fiscal 2000 second quarter included a credit of $661,000 due to the change in the deferred tax asset discussed below, partially offset by a $4,000 expense for alternative minimum taxes payable. For the first six months of fiscal 2000, the Company's income tax benefit was $1,056,000 versus an income tax expense of $59,000 for the previous year's first six months. For the first six months of fiscal 2000, the income tax benefit included a credit of $1,077,000 resulting from the change in the deferred tax asset, partially offset by a $21,000 expense for alternative minimum taxes payable.

LIQUIDITY AND CAPITAL RESOURCES

      As of September 30, 1999, the Company had cash, cash equivalents, and short-term investments of $7,056,000, a current ratio of 7.4 to 1, and no long-term debt.

      Net cash provided by operating activities was $221,000 for the first six months of fiscal 2000 compared with $2,928,000 for the first six months of fiscal 1999. Fluctuations in operating assets and liabilities will use cash in some quarters and provide cash in other quarters. Cash used for reader/writer-related inventory purchases, primarily for components and parts for reader/writer manufacturing, totaled approximately $1,349,000 for the first six months of fiscal 2000. For fiscal 2000, an investment of $2 million in reader/writer-related inventory is estimated. The current level of revenues is sufficient to generate cash from operations after expenses. Losses would recur if both of the Company's largest U.S. government programs were to be canceled or not renewed and not be replaced by other card orders.

      The Company has not established a line of credit and has no current plans to do so. The Company may negotiate a line of credit if and when it becomes appropriate, although no assurance can be made that such financing would be available, if needed.

      As a result of the $2,232,000 profit recorded for the first six months of fiscal 2000, the Company's accumulated deficit was reduced to $19,404,000 and stockholders' equity increased to $17,313,000.

      The Company's total deferred income tax asset was $13,912,000 at September 30, 1999. When utilized, the total deferred tax asset reduces income tax expense. The Company believes that it is more likely than not that at least a portion of this income tax asset will be realized and therefore has reduced the valuation allowance against it. The net deferred income tax asset amounted to $1,077,000 at September 30, 1999. There are timing differences between when certain items are included in book income and when the same items are included on income tax returns. Therefore, tax payments or credits often occur in different periods than when an income tax expense or benefit is included in the statement of operations.

      During the first six months of fiscal 2000, the Company added capital equipment and leasehold improvements of approximately $927,000, of which $347,000 was mainly for the new reader/writer manufacturing and design operation, and approximately $580,000 was for the card production facility. For the production of state-of-the-art optical memory cards, the Company's card production capacity exceeds 6 million cards per year, which was demonstrated in the fiscal 2000 second quarter. This capacity can be expanded to a production capacity exceeding 8 million cards per year over a six-month period with an expenditure of approximately $900,000, previously budgeted for this purpose. The Company plans to purchase additional production equipment in a series of steps as optical memory card orders expand to justify production capacity increases, to a rate of up to 25 million cards per year. In addition to the investment used for expansion, the Company also will make additional capital expenditures for cost savings, quality improvements, and other purposes. The Company believes that during the next few years, capital expenditures will be a minimum of $1.5 million per year for card production equipment and automatic inspection equipment. In addition, the Company's plans for fiscal 2000 include approximately $1.2 million in equipment and other capital expenditures for reader/writer assembly and design, as discussed above. In the fiscal 2000 first six months, the Company capitalized approximately $207,000 in costs associated with the transfer from Conlux of reader/writer designs, as discussed above.

YEAR 2000 DISCLOSURE

      Information Technology Systems. For purposes of upgrading in response to ordinary business requirements, rather than in connection with Year 2000 preparedness, the Company comprehensively renovated its internal computer and network systems during the past three years. As a result, the Company has virtually no hardware systems more than three years old. Similarly, most of the Company's software systems operate with recent Microsoft products, which Microsoft has indicated are Year 2000 compliant. The Company has conducted an internal audit of its information technology systems; and, based on this review and on information provided by the manufacturers, the Company does not believe that the prospect of Year 2000 disruption of its information technology systems is likely to be material. With respect to information processing conducted for the Company by third parties, such as payroll processing and banking, the Company has obtained explicit assurances of Year 2000 compliance.

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

      Third Party Relationships; Contingency Plans. The Company has requested information from certain key suppliers, customers, and VARs with respect to Year 2000 preparedness. The Company has assessed the responses received to date and followed up with non-respondents. Interruptions in supply of key components, such as OEM equipment and raw materials for the Company's products, could interfere with the Company's ability to continue supplying its products. The Company believes it has sufficient backup inventory of raw materials and supplies to continue production in the event of a short-term supply interruption. Similarly, an interruption in the ability of key purchasers to continue to meet payment obligations to the Company could hinder the Company's cash flow. Such key customers include the U.S. Immigration and Naturalization Service, the U.S. Department of Defense, and the Company's VARs supporting those accounts. The Company currently maintains substantial cash reserves against that contingency.

      Costs of Year 2000 Preparation; Effect on the Company's Business. Based upon the factors described above, the Company's separately identifiable costs to prepare for Year 2000 contingencies to date and estimated costs for future efforts are not material and, apart from contingencies beyond the Company's reasonable ability to foresee or control, such as general economic or infrastructure disruption, the Company does not anticipate that Year 2000 issues would have a material effect on the Company's business, other than possibly to require the Company to invest in backup inventory, to draw down cash reserves, or both. To the extent the Company incurs costs specifically relating to Year 2000 preparedness, the Company will expense those costs during the period in which they are incurred. In October of 1999, the Company replaced its manufacturing tracking software, at no cost, with the inventory control module of the management-accounting software already owned by the Company.

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

FORWARD-LOOKING STATEMENTS

      Certain statements made in this report relating to plans, objectives, and economic performance go beyond historical information and may provide an indication of future results. To that extent, they are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and each is subject to factors that could cause actual results to differ from those in the forward-looking statement. There can be no assurances that any new or existing VAR or licensee company in any country will be successful in its markets or that it will place follow-on orders with the Company for additional quantities of cards and systems. Furthermore, as is the case in all U.S. government procurement, the government reserves the right to change specifications, delay deliveries, and cancel all or part of the orders. In addition, the ability of the Company to maintain a profitable level of optical memory card sales is subject to risks and uncertainties with respect to changes in technology, customer diversification, customer expansion, the ability to economically produce optical card reader/writers, the implementation of ongoing commercial applications by customers, and the economic configuration and operation of the Company's card manufacturing facility for increased output levels. Such factors are described above, in the Company's Report on Form 10-K, and in other documents filed by the Company from time to time with the Securities and Exchange Commission.

PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      At the Company's September 24, 1999 Annual Meeting of Stockholders, the Company's stockholders (i) re-elected the Board of Directors and (ii) approved an amendment to the 1991 Stock Option Plan to increase in the number of shares reserved thereunder by 300,000 shares.

      Of the 9,796,480 shares of common stock outstanding as of the record date of July 27, 1999 a total of 9,286,724 shares were voted by proxy, representing 94.8% of the total votes eligible to be cast, constituting a majority and more than a quorum of the outstanding shares entitled to vote. On the election of directors, votes cast for the election of Messrs. Jerome Drexler, Arthur Hausman, Dan Maydan, William E. McKenna , and Walter F. Walker were 8,110,252; 8,191,951; 8,312,671; 8,193,801;and 8,312,107, respectively, and votes withheld were 1,176,472; 1,094,773; 974,053; 1,092,923; and 974,617, respectively. On the amendment of the 1991 Stock Option Plan, 7,476,310 shares were voted in favor; there were 1,467,372 negative votes, 102,968 abstentions, and 240,074 broker non-votes.

      There were no other matters submitted to a vote of security holders during the period for which this report is filed.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibit No.    Exhibit Description

            3.2.7          Amended and Restated By-Laws as of September 24, 1999

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

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

                            DREXLER TECHNOLOGY CORPORATION (Registrant)


Date: November 8, 1999      /s/Jerome Drexler
                            --------------------------------------------------
                            Jerome Drexler, Chairman of the Board of Directors
                            and Chief Executive Officer (Principal Executive
                            Officer)


Date: November 8, 1999      /s/Steven G. Larson
                            --------------------------------------------------
                            Steven G. Larson, Vice President of Finance and
                            Treasurer
                            (Principal Financial Officer and Principal
                            Accounting Officer)

                              EXHIBIT INDEX

Exhibit
Number         Description
------         -----------
 3.2.7         Amended and Restated By-Laws as of September 24, 1999

 10.1          Amendment to 1991 Stock Option Plan

 27            Financial Data Schedule