Form 10-Q
period 1999-12-31
DREXLER TECHNOLOGY CORP
filed 2000-02-10
CIK 30140

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[Mark One]

   |X|         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended December 31, 1999

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. |X| Yes |_| No

          Number of outstanding shares of Common Stock, $.01 par value, at February 8, 2000: 9,831,854

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

      Note 1: During the fiscal second quarter ended September 30, 1999, the Company began investing in short-term investments, consisting primarily of commercial paper, resulting in $5,151,000 classified as short-term investments instead of cash at December 31, 1999. In accordance with Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the investments are classified on the Company's balance sheet as available-for-sale securities (short-term investments) and are recorded at fair value. If material, any unrealized gains and losses would be excluded from earnings and classified as other comprehensive income, which is a separate component of stockholders' equity, net of income tax effect. At December 31, 1999, the cost and fair value of the short-term investments were not materially different.

      It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto for the year ended March 31, 1999, included in the Company's Form 10-K Annual Report.

      The results of operations for the nine months ended December 31, 1999 are not necessarily indicative of results to be expected for the entire year ending March 31, 2000.

      Fiscal Period: For purposes of presentation, the Company has indicated its accounting period as ending on March 31 and its interim quarterly periods as ending on the corresponding month end. The Company, in fact, operates and reports quarterly periods ending on the Friday closest to month end. The 13-week period presented as December 31, 1998 ended on January 1, 1999, and the 13-week period presented as December 31, 1999 ended on December 31, 1999.

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

                                                               Income             Shares                  Per Share
                                                             (Numerator)       (Denominator)               Amount
                                                            -------------      -------------               ------
                                                            (In thousands)    (In thousands)
For three months ended December 31, 1998:
  Basic earnings per share .................................                                             $       .10
                                                                                                         ===========
  Income available to common stockholders................... $     1,003              9,781
  Common shares issuable upon exercise of
     stock options using treasury stock method..............          --                137
                                                             -----------        -----------
  Diluted earnings per share ...............................                                             $       .10
                                                                                                         ===========
  Income available to common stockholders................... $     1,003              9,918
                                                             ===========        ===========

For three months ended December 31, 1999:
  Basic earnings per share .................................                                             $       .14
                                                                                                         ===========
  Income available to common stockholders................... $     1,378              9,816
  Common shares issuable upon exercise of
     stock options using treasury stock method..............          --                 74
                                                             -----------        -----------
  Diluted earnings per share................................                                             $       .14
                                                                                                         ===========
  Income available to common stockholders................... $     1,378              9,890
                                                             ===========        ===========

For nine months ended December 31, 1998:
  Basic earnings per share .................................                                             $       .31
                                                                                                         ===========
  Income available to common stockholders................... $     2,971              9,736
  Common shares issuable upon exercise of
     stock options using treasury stock method..............          --                280
                                                             -----------        -----------
  Diluted earnings per share ...............................                                             $       .30
                                                                                                         ===========
  Income available to common stockholders................... $     2,971             10,016
                                                             ===========        ===========

For nine months ended December 31, 1999:
  Basic earnings per share .................................                                             $       .37
                                                                                                         ===========
  Income available to common stockholders................... $     3,610              9,800
  Common shares issuable upon exercise of
     stock options using treasury stock method..............          --                 80
                                                             -----------        -----------
  Diluted earnings per share................................                                             $       .37
                                                                                                         ===========
  Income available to common stockholders................... $     3,610              9,880
                                                             ===========        ===========

     Because they have an exercise price greater than the average market value for the periods, stock options representing 1,138,073 shares are excluded from the calculation of diluted earnings per share for the three months ended December 31, 1998, and stock options representing 1,486,750 shares are excluded from the calculation of diluted earnings per share for the three months ended December 31, 1999. For the same reason, stock options representing 304,300 shares are excluded from the calculation of diluted earnings per share for the nine months ended December 31, 1998, and stock options representing 1,461,750 shares are excluded from the calculation of diluted earnings per share for the nine months ended December 31, 1999.

     In June 1998, the Financial Accounting Standards Board (FASB) issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). As modified by Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," this statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. SFAS 133 established standards for reporting derivative instruments and hedging activities. Application of SFAS 133 is not expected to impact the Company's consolidated financial position or results of operations.

                 DREXLER TECHNOLOGY CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
               (In thousands, except share and per share amounts)

                                                             March 31,   December 31,
                                                               1999         1999
                                                               ----         ----
                             Assets
Current assets:
    Cash and cash equivalents ............................   $  8,066    $  1,540
    Short-term investments ...............................         --       5,151
    Accounts receivable ..................................      1,061       1,670
    Note receivable ......................................        150         150
    Inventories ..........................................      1,909       4,117
    Other current assets .................................        299         411
                                                             --------    --------
       Total current assets ..............................     11,485      13,039
                                                             --------    --------

Property and equipment, at cost ..........................     16,549      16,776
    Less--accumulated depreciation and amortization ......    (12,926)    (12,133)
                                                             --------    --------
       Property and equipment, net .......................      3,623       4,643

Patents, net .............................................      1,308       1,583
Deferred tax asset, net ..................................         --       1,737
Note receivable ..........................................        150         150
                                                             --------    --------

          Total assets ...................................   $ 16,566    $ 21,152
                                                             ========    ========

          Liabilities and Stockholders' Equity

Current liabilities:
    Accounts payable .....................................   $    976    $    722
    Accrued payroll costs ................................        369         258
    Advance payments from customers ......................         36       1,220
    Income taxes payable .................................         99          53
    Other accrued liabilities ............................        132         167
                                                             --------    --------
       Total current liabilities .........................      1,612       2,420
                                                             --------    --------

Stockholders' equity:
    Preferred stock, $.01 par value:
       Authorized--2,000,000 shares
       Outstanding--none .................................         --          --
    Common stock, $.01 par value:
       Authorized--15,000,000 shares
       Outstanding--9,794,180 shares at March 31, 1999 and
           9,821,104 shares at December 31, 1999 .........         98          98
    Additional paid-in capital ...........................     36,485      36,660
    Accumulated deficit ..................................    (21,629)    (18,026)
                                                             --------    --------
       Total stockholders' equity ........................     14,954      18,732
                                                             --------    --------

          Total liabilities and stockholders' equity .....   $ 16,566    $ 21,152
                                                             ========    ========

                 DREXLER TECHNOLOGY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                    (In thousands, except per share amounts)

                                                                  Three Months Ended       Nine Months Ended
                                                                      December 31,            December 31,

                                                                    1998        1999        1998        1999
                                                                    ----        ----        ----        ----
Revenues ......................................................   $  4,056    $  4,321    $ 11,563    $ 12,314
                                                                  --------    --------    --------    --------

Costs and expenses:
    Cost of sales .............................................      1,982       2,398       5,674       6,918
    Selling, general, and administrative expenses .............        973         936       2,647       2,929
    Research and engineering expenses .........................         99         358         350         841
                                                                  --------    --------    --------    --------
       Total costs and expenses ...............................      3,054       3,692       8,671      10,688
                                                                  --------    --------    --------    --------

          Operating income ....................................      1,002         629       2,892       1,626

Other income and expense:
    Other income (expense), net ...............................        (52)         --         (58)         --
    Interest income ...........................................         87          95         233         275
    Interest expense ..........................................         (2)         --          (5)         (1)
                                                                  --------    --------    --------    --------
       Total other income, net ................................         33          95         170         274
                                                                  --------    --------    --------    --------

          Income before income taxes ..........................      1,035         724       3,062       1,900

Provision for (benefit from) income taxes .....................         32        (654)         91      (1,710)
                                                                  --------    --------    --------    --------

          Net income ..........................................   $  1,003    $  1,378    $  2,971    $  3,610
                                                                  ========    ========    ========    ========

Net income per share:
          Basic ...............................................   $    .10    $    .14    $    .31    $    .37
                                                                  ========    ========    ========    ========
          Diluted .............................................   $    .10    $    .14    $    .30    $    .37
                                                                  ========    ========    ========    ========

Weighted average number of common and common equivalent shares:
          Basic ...............................................      9,781       9,816       9,736       9,800
          Diluted .............................................      9,918       9,890      10,016       9,880

                 DREXLER TECHNOLOGY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (In thousands)

                                                                                      Nine Months Ended
                                                                                         December 31,

                                                                                        1998       1999
                                                                                        ----       ----
Cash flows from operating activities:
   Net income ......................................................................   $ 2,971    $ 3,610
   Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation and amortization ...............................................       596        819
       Provision for doubtful accounts receivable ..................................         4         24
       Increase in deferred tax asset ..............................................        --     (1,737)
       Compensation on stock plan activity .........................................        18         25

   Changes in operating assets and liabilities:
       Increase in accounts receivable .............................................      (132)      (633)
       (Increase) decrease  in inventories .........................................       184     (2,208)
       Increase in other current assets ............................................       (68)      (112)
       Decrease in accounts payable and accrued expenses ...........................       (62)      (376)
       Increase in advance payments from customers .................................       162      1,184
                                                                                       -------    -------

          Net cash provided by operating activities ................................     3,673        596
                                                                                       -------    -------

Cash flows from investing activities:
   Purchases of property and equipment .............................................    (1,321)    (1,625)
   Investment in commercial paper ....................................(Note 1)......        --     (5,151)
   Increase in patents .............................................................      (415)      (489)
                                                                                       -------    -------

          Net cash used for investing activities ...................................    (1,736)    (7,265)
                                                                                       -------    -------

Cash flows from financing activities:
   Proceeds from sale of common stock ..............................................       990        143
                                                                                       -------    -------

          Net cash provided by financing activities ................................       990        143
                                                                                       -------    -------

          Net increase (decrease) in cash and cash equivalents .....................     2,927     (6,526)

Cash and cash equivalents:
   Beginning of period .............................................................     4,830      8,066
                                                                                       -------    -------
   End of period .....................................................(Note 1)......   $ 7,757    $ 1,540
                                                                                       =======    =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS--FISCAL 2000 THIRD QUARTER AND FIRST NINE MONTHS COMPARED WITH FISCAL 1999 THIRD QUARTER AND FIRST NINE MONTHS

Revenues

      For the fiscal 2000 third quarter ended December 31, 1999, the Company's total revenues were $4,321,000 compared with $4,056,000 for last year's third quarter. Total revenues for the first nine months of fiscal 2000 were $12,314,000 compared with $11,563,000 for last year's first nine months.

      Product Revenues. Sales of LaserCard(R) optical memory cards and related products were $12,292,000 for the first nine months of fiscal 2000 versus $11,343,000 for last year's comparable period.

      The Company sold approximately 3,225,000 LaserCard optical memory cards for the fiscal 2000 first nine months compared with nearly 3,000,000 for last year's first nine months.

      Applications for the Company's LaserCard products include: medical data applications in the United States; various programs in Europe and Asia, including a hospital patient-record card system and a vehicle warranty and maintenance records card; and U.S. government-related programs, including the U.S. Department of Defense cargo shipment "Automated Manifest" card, the U.S. Immigration and Naturalization Service (INS) Permanent Resident Card ("Green Card"), and the U.S. Department of State (DoS) border crossing card ("Laser Visa").

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

      Software is an important factor in developing the commercial markets for optical memory cards. The Company's system software consists of optical card interface software/device drivers, file systems, software development tools, and demonstration software. The Company's VARs and/or their customers develop software for specific end-user applications. Several VARs have written optical card software programs for applications such as automobile warranty and maintenance records, cargo manifesting, digital optical key systems, admissions/ID, data logging systems, and various medical-related applications such as medical image storage and health history cards. During fiscal 2000, the Company finished development of a complete card issuing application (software program) in coordination with an existing commercial software company. This is available for sale to all VARs and should greatly reduce the need for VARs to develop their own card-personalization software.

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

      As reported previously, until July of 1999, the Company purchased reader/writers from a Japanese licensee, Nippon Conlux Co., Ltd., ("Conlux"), which was the Company's sole supplier of reader/writers. On May 28, 1999, arrangements were completed with Conlux for the Company to purchase sets of parts to assemble reader/writers in the United States, rather than continuing to purchase complete reader/writers assembled in Japan by Conlux. The launching of this reader/writer manufacturing and development operation in a 5,000-square-foot, leased facility, with added staff was estimated to reduce pretax profit during fiscal 2000 by $1 million. The actual reduction through three quarters was $780,000. This includes occupancy-related expenses, depreciation, amortization, salaries and fringe benefits, and certain one-time expenditures estimated at $250,000 for reader/writer assembly training. Investment in reader/writer-related inventory is estimated at $2 million, and capital expenditures for reader/writer assembly and design are budgeted for approximately $1.2 million in fiscal 2000, including an estimated $300,000 in capitalized technology transfer costs to be amortized over three years. In December, 1999, the Company shipped the first units that it manufactured. The Company will be obligated to pay patent royalties on its sales of reader/writers. In 1995, the Company assumed worldwide responsibility for all repair and maintenance of Conlux reader/writer units and, as a result, has a skilled technical staff to support reader/writer operations.

      The Company maintains an inventory of reader/writers and sets of reader/writer parts that it believes are adequate to meet customer demand. However, an interruption or change in the supply of reader/writer parts or difficulties encountered in reader/writer assembly could cause a delay in both reader/writer and optical memory card shipments and a possible loss of sales, which would adversely affect operating results.

      License Revenues. There were no licenses sold in the first nine months of fiscal 2000 versus $200,000 in the first nine months of fiscal 1999. The Company does not rely on license fees to finance operations.

Backlog

      As of December 31, 1999, the backlog for LaserCard optical memory cards was approximately $8.8 million. Deliveries from this backlog are estimated to average from 250,000 to 350,000 cards per month over a nine-month period beginning January, 2000. About 80% of the Company's December 31, 1999 backlog is for U.S. government orders, including a $6.8 million card order received in December of 1999 for INS Green Cards and Department of State Laser Visa cards.

      The U.S. government has issued a request for proposal (RFP) for a five-year, competitively bid contract for up to 20.6 million optical memory cards. It is anticipated that this procurement contract may be awarded in May of 2000. This RFP, for INS Green Cards and DoS Laser Visa cards, states that to qualify, the bidder must be capable of delivering 500,000 optical memory cards per month. The Company believes that it is presently the only qualified bidder for this program.

Margins

      The gross margin on product sales was 44% for the first nine months of fiscal 2000 compared with 50% for the first nine months of fiscal 1999. Gross profit decreased $296,000 for the first nine months of fiscal 2000 as compared to last year's first nine months. Reader/writer gross profit decreased by about $320,000 due to the following: (a) reader/writer selling prices were reduced to stimulate sales and (b) reader/writer costs increased due to the yen/dollar exchange rate and staffing and overhead costs for in-house production of reader/writers. The Company's gross margin on sales of the current reader/writer probably will be negligible through fiscal 2001. The gross profit on cards increased approximately $150,000 for the third quarter as compared to the same period last year, due to higher card sales volume.

Income and Expenses

      Selling, General, and Administrative Expenses (SG&A). For the fiscal 2000 third quarter, SG&A expenses were $936,000 compared with $973,000 for the third quarter of fiscal 1999. For the fiscal 2000 first nine months, SG&A expenses were $2,929,000 compared with $2,647,000 for the first nine months of fiscal 1999. The $282,000 increase in SG&A spending for the first nine months of fiscal 2000 primarily consists of $156,000 for marketing and customer service and an $89,000 increase in patent amortization expense. The Company believes that SG&A expenses during the remainder of fiscal 2000 will remain above fiscal 1999 levels.

      Research and Engineering Expenses (R&E). Research and engineering expenses were $358,000 for the third quarter of fiscal 2000 compared with $99,000 for the year-earlier quarter. For the fiscal 2000 first nine months, R&E expenses were $841,000 compared with $350,000 for the first nine months of fiscal 1999. Approximately 80% of the increase in R&E spending for the fiscal 2000 first nine months is due to reader/writer manufacturing development and product design. The Company anticipates that for the remainder of fiscal 2000, R&E expenses will remain above fiscal 1999 levels.

      Other Income and Expense. Total net other income for the first nine months of fiscal 2000 consisted of $274,000 of net interest income. For last year's first nine months, total net other income was $170,000, consisting of $233,000 for interest income, $5,000 for interest expense, and a $58,000 loss for miscellaneous items.

      Income Taxes. The Company recorded a $654,000 income tax benefit for the third quarter of fiscal 2000 versus a $32,000 income tax expense for the same period last year. The income tax benefit for the fiscal 2000 third quarter included a credit of $660,000 due to the change in the deferred tax asset discussed below, partially offset by a $6,000 expense for alternative minimum taxes payable. For the first nine months of fiscal 2000, the Company's income tax benefit was $1,710,000 versus an income tax expense of $91,000 for the previous year's first nine months. For the first nine months of fiscal 2000, the income tax benefit included a credit of $1,737,000 resulting from the change in the deferred tax asset, partially offset by a $27,000 expense for alternative minimum taxes payable.

LIQUIDITY AND CAPITAL RESOURCES

      As of December 31, 1999, the Company had cash, cash equivalents, and short-term investments of $6,691,000, a current ratio of 5.4 to 1, and no long-term debt.

      Net cash provided by operating activities was $596,000 for the first nine months of fiscal 2000 compared with $3,673,000 for the first nine months of fiscal 1999. Fluctuations in operating assets and liabilities will use cash in some quarters and provide cash in other quarters. Cash used for reader/writer-related inventory purchases, primarily for components and parts for reader/writer manufacturing, totaled approximately $1,682,000 for the first nine months of fiscal 2000. For fiscal 2000, an investment of $2 million in reader/writer-related inventory is estimated. The current level of revenues is sufficient to generate cash from operations after expenses. Losses would occur if both of the Company's largest U.S. government programs were to be canceled or not renewed and not be replaced by other card orders or other sources of income.

      The Company has not established a line of credit and has no current plans to do so. The Company may negotiate a line of credit if and when it becomes appropriate, although no assurance can be made that such financing would be available, if needed.

      As a result of the $3,610,000 profit recorded for the first nine months of fiscal 2000, the Company's accumulated deficit was reduced to $18,026,000 and stockholders' equity increased to $18,732,000.

      The Company's total deferred income tax asset was $13,622,000 at December 31, 1999. When utilized, the total deferred tax asset reduces income tax expense. The Company believes that it is more likely than not that at least a portion of this income tax asset will be realized and therefore has reduced the valuation allowance against it. The net deferred income tax asset amounted to $1,737,000 at December 31, 1999. There are timing differences between when certain items are included in book income and when the same items are included on income tax returns. Therefore, tax payments or credits often occur in different periods than when an income tax expense or benefit is included in the statement of operations.

      For card production, the Company added capital equipment and leasehold improvements of approximately $845,000 during the first nine months of fiscal 2000. The Company's card production capacity will exceed 7 million cards per year by March 31, 2000, for the production of state-of-the-art optical memory cards. This capacity will be further expanded during fiscal year 2001. The Company plans to purchase additional production equipment in a series of steps as optical memory card orders expand to justify production capacity increases, to a rate of up to 25 million cards per year. In addition to investment used for expansion, the Company also will make additional capital expenditures for cost savings, quality improvements, and other purposes. The Company believes that during the next few years, capital expenditures will be a minimum of $1.5 million per year for card production equipment and automatic inspection equipment.

      For the new reader/writer manufacturing and design operation, the Company added capital equipment and leasehold improvements of approximately $400,000 during the first nine months of fiscal 2000. The Company's plans for the remainder of fiscal 2000 include an additional $500,000 investment for this purpose. In addition, during the first nine months of fiscal 2000, the Company capitalized approximately $315,000 in costs associated with the transfer from Conlux of reader/writer designs. Additional capital investments will be made during fiscal 2001.

YEAR 2000 DISCLOSURE

      The Company is not aware of any Year 2000-related consequences in its operations as of January 1, 2000 or the weeks following that date. Further, no Year 2000 complaints or problems from vendors or customers have been reported to the Company. The Company will continue to monitor and assess its exposure related to this issue.

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

      Embedded Systems. Among the Company's embedded systems, including plant and manufacturing systems, the Company has identified only one date-sensitive system, which is amenable to manual adjustment to bypass any potential Year 2000 interruption. With respect to certain plant systems controlled by third parties, including certain security systems, the Company has obtained explicit assurances of Year 2000 compliance. The Company identified one plant system, the energy management system, that was disconnected prior to year end 1999, with minimal effect on costs.

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

FORWARD-LOOKING STATEMENTS

      Certain statements made in this report relating to plans, objectives, and economic performance go beyond historical information and may provide an indication of future results. To that extent, they are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and each is subject to factors that could cause actual results to differ from those in the forward-looking statement. There can be no assurances that any new or existing VAR or licensee company in any country will be successful in its markets or that it will place follow-on orders with the Company for additional quantities of cards and systems. Furthermore, as is the case in all U.S. government procurement, the government reserves the right to change specifications, delay the start date or deliveries, and cancel all or part of an order. In addition, the ability of the Company to maintain a profitable level of optical memory card sales is subject to risks and uncertainties with respect to changes in technology, customer diversification, customer expansion, the ability to economically produce optical card reader/writers, the implementation of ongoing commercial applications by customers, and the economic configuration and operation of the Company's card manufacturing facility for increased output levels. Such factors are described above, in the Company's Report on Form 10-K, and in other documents filed by the Company from time to time with the Securities and Exchange Commission.

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

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

                             DREXLER TECHNOLOGY CORPORATION (Registrant)


Date: February 10, 2000      /s/Jerome Drexler
                             --------------------------------------------------
                             Jerome Drexler, Chairman of the Board of Directors
                             and Chief Executive Officer (Principal Executive
                             Officer)


Date: February 10, 2000      /s/Steven G. Larson
                             --------------------------------------------------
                             Steven G. Larson, Vice President of Finance and
                             Treasurer (Principal Financial Officer and
                             Principal Accounting Officer)

                              EXHIBIT INDEX

                   Exhibit
                   Number            Description
                   ------            -----------

                   27                Financial Data Schedule