Form 10-K405
period 2000-03-31
DREXLER TECHNOLOGY CORP
filed 2000-06-28
CIK 30140

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[Mark One]                         FORM 10-K

|X|             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                    For the Fiscal Year Ended March 31, 2000

                                       OR

|_|           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                        For the Transition Period from __________ to _________

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
              (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:

     None                                                         None
--------------------                                     -----------------------
(Title of each class                                     (Name of each exchange
   so registered)                                         on which registered)

           Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.01 Par Value
                          ----------------------------
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. |X| Yes |_| No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

Based on the last trade price of the Company's Common Stock on The Nasdaq Stock Market(R) on June 23, 2000, the aggregate market value of the voting stock held by non-affiliates of the registrant is approximately $118,040,000.

 Number of outstanding shares of Common Stock, $.01 par value, at June 23, 2000:
                                   9,881,403

                    DOCUMENTS INCORPORATED BY REFERENCE: NONE

                                TABLE OF CONTENTS

                                                                                                                              Page
                                                                                                                              ----
                                     PART I
Item 1.    Business
               General Development of Business............................................................................     3
               Financial Information about Industry Segments..............................................................     4
               Narrative Description of Business..........................................................................     4
                  LaserCard(R) Optical Memory Cards
                     Optical Data Storage.................................................................................     4
                     The Drexon(R) Laser Recording Medium.................................................................     4
                     Overview of the LaserCard(R) Optical Memory Card.....................................................     5
                     Applications.........................................................................................     5
                     Writing/Reading the LaserCard........................................................................     6
                     Data Storage Capacity................................................................................     6
                     Prerecording.........................................................................................     7
                     Card Durability......................................................................................     7
                     Card Security........................................................................................     7
                     International Standards..............................................................................     8
                  LaserCard(R) Products
                     Card Manufacture.....................................................................................     9
                     Product Evolution....................................................................................     9
                     Marketing and Technical Support......................................................................     9
                     Software.............................................................................................    10
                     Optical Card Read/Write Drives.......................................................................    11
                     Multi-Technology Card Workstations...................................................................    12
                     Other Peripherals....................................................................................    12
                  Licensing
                     Card Manufacturing Licenses..........................................................................    12
                     Card Distribution Licenses and Other Licenses........................................................    13
                  Competition
                     IC Cards.............................................................................................    13
                     Other Card Products..................................................................................    13
                     Other Optical Memory Cards and Equipment.............................................................    14
                  Other Matters
                     Research and Engineering Expenses....................................................................    14
                     Patents..............................................................................................    14
                     Trademarks...........................................................................................    16
                     Environment..........................................................................................    16
                     Employees............................................................................................    16
                  Factors that May Influence Future Operating Results.....................................................    16
                  Comment Concerning Forward-Looking Statements...........................................................    18
Item 2.    Properties.....................................................................................................    18
Item 3.    Legal Proceedings..............................................................................................    18
Item 4.    Submission of Matters to a Vote of Security Holders............................................................    18
Directors and Executive Officers of the Registrant........................................................................    19

                                     PART II

Item 5.    Market for the Registrant's Common Stock and Related Stockholder Matters.......................................    20
Item 6.    Selected Financial Data........................................................................................    21
Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations..........................    22
Item 7A.   Market Rate Risks..............................................................................................    25
Item 8.    Consolidated Financial Statements and Supplementary Data
               Report of Independent Public Accountants...................................................................    26
               Consolidated Financial Statements..........................................................................    27
               Notes to Consolidated Financial Statements.................................................................    31
               Quarterly Financial Information (Unaudited)................................................................    38
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...........................    39

                                    PART III

Item 10.   Directors and Executive Officers of the Registrant.............................................................    39
Item 11.   Executive Compensation.........................................................................................    39
Item 12.   Security Ownership of Certain Beneficial Owners and Management.................................................    42
Item 13.   Certain Relationships and Related Transactions.................................................................    43

                                     PART IV

Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K...............................................    44
Signatures................................................................................................................    48

                                     PART I

ITEM 1. BUSINESS

(a) General Development of Business

      Drexler Technology Corporation manufactures LaserCard(R) optical memory cards used for immigration, ID/access, data logging, healthcare, automotive, and other digital read/write wallet-card applications. LaserCard Systems Corporation, a wholly owned subsidiary of Drexler Technology, makes optical card read/write drives, develops optical card system software, and markets optical cards, related systems, and peripherals. Drexler Technology was incorporated under the laws of the State of California on July 23, 1968, and was reincorporated as a Delaware corporation on September 17, 1987. In this report, the "Company" refers to Drexler Technology Corporation and its LaserCard Systems subsidiary.

      The LaserCard optical memory card is a laser recordable, computer readable, nonvolatile, credit-card sized, data storage card invented, patented, developed, and manufactured by the Company. It contains a reflective stripe of laser-recording material called Drexon(R), a patented Company invention that can store over 4 megabytes of digital data. This unique card offers multiple data-security features, can be carried in a wallet, and is highly resistant to counterfeiting.

      The Company's LaserCard product line currently consists of optical memory cards, optical card read/write drives, optical card data systems, "chip ready" hybrid smart cards, and related system software and peripherals. The Company's products are sold mainly through value-added reseller (VAR) companies and licensees that develop commercial applications for LaserCard products. Target markets include U.S. federal and state governments, foreign governments, medical, transportation, and pay-per-use and other electronic commerce applications for portable, recordable, secure, cumulative-data cards. Company revenues also include fees from the occasional sale of patent licenses or distribution licenses.

      During the 1987-1990 period, the Company divested its photomask-related operations and sold optical data storage patent licenses, which generated capital to restructure the Company and fund its new LaserCard operations. LaserCard Systems Corporation was then established to engage in writing system software, performing system integration, and establishing a worldwide VAR network. By the end of calendar year 1996, LaserCard orders were at levels of 5,000 to 100,000 cards per order, and the Company's LaserCard Systems subsidiary was marketing the card internationally through VARs and licensees.

      In fiscal 1998, the Company achieved profitability on LaserCard operations for the first time, largely due to a $7.1 million order received in February of 1997 for U.S. government cards. The order was for LaserCard optical memory cards to be used as Permanent Resident Cards ("Green Cards") by the United States Immigration and Naturalization Service (INS). This initial order was followed by a series of card orders for INS Green Cards and U.S. Department of State "Laser Visa" border crossing cards: a $6.4 million order in December 1997, a $3 million order in November 1998, a $7.5 million order in May 1999, a $6.8 million order in December 1999, and a U.S. government subcontract awarded in June 2000, with an authorized maximum of $81 million over a period of up to five years.

      Government, commercial, and trial applications for the LaserCard include the following:

      --    U.S. Immigration and Naturalization Service (INS) Green Cards

      --    U.S. Department of State (DoS) Laser Visa border crossing cards

      --    U.S. Department of Defense (DoD) cargo shipping manifests

      --    Electronic commerce debit cards/pay-per use cards

      -- PC-like hybrid "smart cards" (chip/optical) for multi-function applications

      --    Tamper-resistant ID cards

      --    Construction permit cards

      --    Medical/healthcare record cards

      -- LaserCard(R) ConciergeCard(TM) optical memory cards for passenger services at airports

      For the 2000 fiscal year ended March 31, 2000, the Company manufactured and sold 4.5 million LaserCard optical memory cards. The Company's card manufacturing plant, located in Mountain View, California, is designed to permit incremental expansion of production capacity, depending upon card type and color-printing specifications. In February of 2000, the Company announced a 12-month, $3.2 million capital-investment plan to expand LaserCard production capacity from 7 million digital optical memory cards per year to about 11 million cards per year by March 2001. The Company plans to finance this capital investment with cash generated by operations. (Please see "Management's Discussion and Analysis" regarding current card production capacity.)

(b) Financial Information about Industry Segments

      Item 8, Consolidated Financial Statements and Supplementary Data, contains industry segment information.

(c) Narrative Description of Business

LASERCARD(R) OPTICAL MEMORY CARDS

Optical Data Storage

      Optical data storage systems use light to write and read information. This information generally is stored digitally in a binary code of "1" or "0" bits that are represented by either the presence or absence of a physical "spot" on the recording surface. The difference in reflectivity between the background surface and the individual spot is measured by a light-sensing device and converted into an electrical signal. These signals are then translated by a microprocessor into text, graphics, voice, or pictures. A major feature of optical data storage systems is that large amounts of data can be stored on a relatively small surface area since the digital data spots are microscopic in size and tightly compacted.

      A read/write optical data storage system consists of a data storage medium onto which digital information is recorded, computer peripheral equipment that writes and reads the digital information (a "read/write drive"), system software, and application software. The Company produces laser recordable, credit-card size optical memory cards and associated read/write drives and develops system software for use by application developers to create optical card-specific product solutions.

The Drexon(R) Laser Recording Medium

      The Drexon(R) laser recording medium was invented and patented by the Company for optical data storage. It consists of a thin, organic film or colloidal matrix that contains a thin layer of silver particles. Using proprietary and patented processes, the Drexon material is produced by chemical conversion of photographic emulsions, creating a reflective recording surface. As described under "Prerecording," Drexon allows data to be laser recorded, prerecorded using photolithography, or both.

      The Drexon medium is DRAW (direct-read-after-write). DRAW media permit data to be read immediately after laser recording--for instantaneous checking of information. Data can be laser written onto the Drexon material at any time (over a period of weeks, months, or years) but data can be written in a specific location on the medium only once (write once). After an area is recorded, software prevents that same location from being overwritten with new data. Obsolete data can be ignored by the system but remains permanently stored on the Drexon optical card as an audit trail of all changes. New or revised information is recorded in a new location. Thus, although the Drexon material is not physically erasable like magnetic storage media, Drexon can be corrected and updated at any time and has the important audit trail feature that magnetic media does not have. Data also can be read at any time (read many times), allowing access to newly recorded data and to the audit trail. The permanent audit trail is of fundamental importance for high security identification card applications and for medical record cards.

      Because the Drexon material is a nonvolatile data storage medium, it is not vulnerable to data loss or damage when exposed to X rays, electronic signals, or magnetic fields. Additionally, because the surface of the Drexon material is reflective, it can hold eye readable, laser engraved, low reflectivity images (such as photographs, text, and graphics) that can be viewed and verified without equipment (readers). (Also see "Card Security.")

Overview of the LaserCard(R) Optical Memory Card

      To form LaserCard optical memory cards, the Drexon laser recording material is encapsulated within layers of polycarbonate plastic (laminated using electron-beam equipment) and then die cut into card shape. The resulting LaserCard conforms to international standards for size, thickness, and flexibility. The typical wholesale price per card to VARs is under $4 when the cards are ordered in hundreds of thousands, and even lower in cost when larger quantities of cards are ordered.

      The LaserCard is a multiple-security-feature, digital identity card solution that offers customers the capability of utilizing all or any combination of the following security features on the same card:

      -- It can be progressively upgraded to stay ahead of high-tech counterfeiters and deter data tampering.

      -- It can store PC-readable (digitized) face photo, signature, biometric data, and text.

      -- It can permanently contain an "audit trail" of all digital data recorded on the card--even data "erased" by the user.

      -- It can utilize a process of uniquely laser engraving an "eye readable" image of the cardholder's face, biographic data, signature, document number, and card expiration date.

      -- It can have a unique, laser-engraved, sequential identification number.

      -- It can store precise, high-resolution microimages during the card manufacturing process--for example, images of all U.S. presidents and all state flags, as in the DoS and INS cards.

      -- It can store digital certificates, digital signatures, and public and private cryptographic keys based upon public key infrastructure
            (PKI) for use with the Internet, intranets, or extranets for verifying identity.

Applications

      To date, the most successful LaserCard programs involve counterfeit- and tamper-resistant "licenses" or permits. These types of applications utilize the LaserCard as proof that the cardholder has a formal permission, privilege, or right from a government, agency, or company to do something--such as to reside and work in another country; cross a border for commercial purposes; carry on a business or profession; receive medical, welfare, or other special services; own or drive a motor vehicle; construct buildings; make tax-free purchases; utilize expensive equipment; obtain auto maintenance services; or obtain certain purchasing benefits. The card-issuing government, agency, or company would use the LaserCard optical memory card to limit and control access to these very valuable rights because the LaserCard inhibits counterfeiting and data tampering and is the most secure identification solution in wide use today.

      A government-issued "license" is a formal permission, privilege, or right from a federal, state, city, or foreign government or agency, for example:

      -- The U.S. Green Card, or Permanent Resident Card permits approved foreign workers to reside and be employed in the United States.

      -- A LaserVisa, issued by the United States DoS, permits Mexican citizens to shop within 25 miles of the U.S. border for up to 72 hours.

      -- In a trial program, building construction LaserCard licenses are issued in certain cities in China to prevent counterfeit licenses from being used.

      -- In a potential application, a national ID card for a foreign country would be a type of license, in that it would identify the holder as a citizen and also confer upon the holder all the rights and privileges to which a citizen is entitled, including welfare, medical benefits, etc.

      -- A LaserCard document is being considered as a motor vehicle registration and usage license in a foreign country, to prevent operators of trucks and buses from making counterfeit licenses.

      A company-issued "license" is a formal permission or right related to a commercial application; for example, the LaserCard was selected for the following programs:

      -- The VISX Incorporated VisionKey(R) card permits a doctor to use certain patented and expensive eye-surgery equipment.

      -- Unisys Corporation and Drexler Technology Corporation's LaserCard Systems subsidiary are developing a LaserCard(R) ConciergeCard(TM) membership card program which will grant privileges and rights, to speed frequent travelers through airports and provide purchase discounts.

      -- Honda Cars of the Philippines has issued warranty/service record cards to Honda car purchasers, to entitle them to improved automobile service and warranty privileges.

      Other applications utilize the LaserCard optical memory card because of its high capacity, rugged, portable data storage, for example:

      -- The U.S. Department of Defense uses the LaserCard as an automated shipping manifest. The LaserCard optical memory card was selected after government tests confirmed that it is the most rugged, megabyte-storage capacity device available at reasonable costs.

      -- For a trial program, a customer has purchased LaserCard optical memory cards for storing health/medical records of children in China.

      -- Hybrid smart card/LaserCard devices have been used for initial testing in Italy and Portugal. These hybrid cards have a microprocessor chip as well as an optical memory stripe on the card. Therefore, they can be used in smart card applications and provide more than 1 megabyte of optical memory as well.

Writing/Reading the LaserCard

      The optical card read/write drive contains a low-power, semiconductor diode laser for writing (10.0 milliwatts) and reading (0.5 milliwatts) of data. The laser is about the size of a thumbtack. The read/write drive is connected to a personal computer as an external SCSI (small computer system interface) device. Information is recorded when the read/write drive focuses the laser beam through the upper clear layer of the card, forming microscopically small spots in linear tracks on the Drexon material. The recorded spots represent digital data, the language of computers. Since the read/write drive is connected to a PC, data can be entered onto the LaserCard from the computer's memory, from the Internet, and from intranet computer networks.

Data Storage Capacity

      The digital data storage capacity of the LaserCard is determined by the spot size, track pitch, and width of the Drexon optical stripe used in the card. The spot size is 2.5 microns and the track pitch is 12 microns. (A micron is 1/1,000 of a millimeter, or about 1/75 the width of a human hair. The smallest size spot the human eye can see is about 20 microns.) The optical stripe is either 16 millimeters wide or 35 millimeters wide, but the LaserCard itself remains the size of a conventional credit card. Two card products conforming to international standards are manufactured by the Company: a 16-millimeter stripe LaserCard (1.5 megabyte capacity) and a 35-millimeter stripe LaserCard (4.1 megabyte capacity).

      A portion of the LaserCard's total capacity is used for an error detection and correction (EDAC) algorithm. EDAC is routinely used in various data storage and transfer methods to compensate for data errors resulting from transmission errors, surface scratches above the recording material, or contamination such as dust or fingerprints. EDAC is automatically added to data written onto the LaserCard, to achieve written data error rates of less than 1 in a trillion. The resulting data storage capacities are 1.1 megabytes of "user" capacity for the
1.5 megabyte PC-like, hybrid smart card LaserCard and 2.86 megabytes of "user" capacity for the standard 4.1 megabyte LaserCard.

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

      A byte is a unit of computer storage--the amount of memory needed to store a single number or letter. A megabyte is 1,000,000 bytes; a kilobyte is 1,000 bytes. The 4.1 megabyte LaserCard has several hundred times the storage capacity of an 8 kilobyte integrated circuit (IC) smart card and over 10,000 times the capacity of a magnetic stripe card. On a PC-like, hybrid smart card (Smart/Optical(TM) Card), a 16-millimeter wide, 1.1 megabyte Drexon optical memory stripe is used in conjunction with a microprocessor chip.

Prerecording

      Another feature of the LaserCard is its recordability both during the card manufacturing process and afterward. Since photographic film is the base material from which Drexon is made, photolithography is used during the manufacturing process to prerecord optical digital data, graphics, and formatting (tracks and other indicia) while the film is still photosensitive. Later, after the film is processed to become Drexon and made into cards, data can be laser recorded at any time--even over a period of years (such as a health history card).

      To perform card prerecording or preformatting, the data pattern to be replicated on each card is printed repeatedly, end to end, onto a strip of photographic film. This film is spliced into a master loop, then inserted into a photolithographic machine. There, a light source accomplishes "printing with light" by exposing the loop's images onto long lengths of unexposed photographic film at the rate of about 300 feet per minute. These lengths of film, after chemical conversion and physical development into Drexon, are laminated between polycarbonate sheets and cut into cards. On the finished cards, the prerecorded data pattern has low reflectivity, and the background is more reflective.

      The Drexon material's ability to be prerecorded is utilized not only for formatting the LaserCard but also to add security features such as special codes, micro-line printing of graphics, text, watermarks, etc.

Card Durability

      Unlike most other types of digital storage media, the LaserCard can be manufactured to withstand temperatures of 100(degrees) C (212(degrees) F) for extended periods. Additionally, its ability to withstand flexure exceeds that of conventional credit cards. And, since the LaserCard is a nonvolatile data storage medium, it is unaffected by static electricity, application of voltage, or other electromagnetic interference. Testing has indicated that, when protected by an appropriate envelope, the LaserCard is not normally damaged by the usual dust particles, grime, and scratches common to any type of card in a wallet environment. The ISO/DELA Standard (discussed below) uses a pit center data detection scheme for the highest reliability in reading and writing, coupled with a powerful EDAC code to maximize the life of the LaserCard.

      The LaserCard has undergone limited long-term commercial use. The longest running commercial LaserCard programs have been the U.S. Department of Defense "Automated Manifest" card (since 1993) and the VISX, Incorporated eye surgery system VisionKey(R) card (since 1992).

Card Security

      The level of data security used with the LaserCard would depend upon the type of application. Storing automobile maintenance records requires little or no data security. However, very high security features are required for government-issued ID cards, visas, immigrant work permits, company-issued licenses or permits, and to protect confidential information such as medical records and other personal data. The LaserCard's relatively high storage capacity accommodates the use of multiple, nonerasable, security safeguards in addition to holding all of the user data and an audit trail. These security measures include eye readable and computer readable security features to enhance data security, confidentiality, and resistance to counterfeiting and data tampering.

      Biometrics, Digitized Photographs, PINs, and Dedicated Systems. Various computer readable security safeguards that can be used with optical memory cards include biometric identifiers such as digitized retina scans, signatures, fingerprints, and hand geometries; digitized color photographs; biographic data; and one or more personal identification numbers

(PINs). Combinations of these and other security features can be recorded onto the card when it is initialized by the card issuer, for later authentication of the card when it is in actual use. Also, the Company can factory-prerecord dedicated interface codes onto the cards' embedded optical memory stripe so that cards without these codes will not function in dedicated equipment, or vice versa.

      Data Segmentation, Security Software, and Encryption. If desired, data storage on the LaserCard can be segmented by type of information stored (for example, patient records separated from insurance information or pharmacy records) so that access to each type of data can be controlled separately. In addition, software products are available, that can be used with the LaserCard to protect computer-based data against unauthorized access. Further, for applications that warrant cryptography, all data can be recorded onto the LaserCard using data encryption algorithms. A hybrid, PC-like smart card--with a microprocessor and over 1 megabyte of updatable optical memory--could store digital signatures, digital certificates, cryptographic keys such as PKI for Internet e-commerce, and can store multi-application programs and software upgrades.

      Audit Trail. Because the LaserCard contains nonvolatile, WORM (write-once, read-many times) memory that cannot be fraudulently altered once recorded, the card can hold a complete audit trail of data, changes, updates, and deletions. This can be achieved using software--to allow access to previously recorded files and, if desired, to record all attempts to access data from the LaserCard.

      Matching, Eye Readable, Laser Engraved Images. The LaserCard uniquely offers this key security feature for maximum counterfeit-resistance. Cardholder-specific information (typically, the cardholder's face photograph, name, signature, number, or other identifying information) is laser engraved onto the card's reflective stripe (through the card's transparent surface). These laser-engraved visual images provide an ultra-secure, matching reference to the identical cardholder-specific images thermally printed elsewhere on the card.

      These permanent, eye readable, laser engraved images are recorded when the card is issued, using a standard optical card read/write drive. Both the U.S. Immigration and Naturalization Service and the U.S. Department of State currently use this visual technology. For high-speed checking of cards at the United States/Mexico border, the eye readable, laser engraved images facilitate the immigration inspectors' job of quickly verifying cards.

      Microprinting; Thermal Printing; Other Security Add-ons. Using photolithography, microimages (readable with magnifiers) can be factory prerecorded onto the LaserCard's optical stripe as further deterrents against counterfeiting. Examples include complex optical watermarks, emblems, seals, and logos. Later, using digital identification technology and commercially available thermal printers, visual data and images can be thermally printed directly onto the back of the LaserCard at the time the card is initialized (i.e., during card issuance). Visual data could include the cardholder's name and address, a face photograph (in full color or black and white), signature, or other information. Various other security options that can be added to the LaserCard include conventional holograms, OCR-B (optical character recognition), bar codes, serial numbers, and the like.

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

      Shown below is the current status of optical memory card standards under ISO/IEC (the International Organization for Standardization/International Electrotechnical Committee) and ANSI (the American National Standards Institute). The LaserCard optical memory card system, featuring the DELA Standard format, complies with all of the documents listed.

      -- ISO/IEC 11693 (2000) describes the general characteristics of optical memory cards. This approved international standard was first published in 1994.

      -- ISO/IEC 11694-1 (2000) describes the physical characteristics of the card, such as height, width, thickness, etc. This approved international standard was first published in 1994.

      -- ISO/IEC 11694-2 (2000) describes the dimensions and location of the accessible area--the area on the card where data writing/reading occurs. This approved international standard was first published in 1995.

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

      -- In the United States, ANSI has adopted all of the above ISO Standards as ANSI/ISO Standards.

LASERCARD(R) PRODUCTS

Card Manufacture

      LaserCard optical memory cards are manufactured by the Company in Mountain View, California. The optical memory card manufacturing plant is designed to permit incremental expansion of production capacity, depending upon type of card and color-printing requirements. (See "Management's Discussion and Analysis" regarding card production capacity.)

      The Company produced and sold approximately 4.5 million cards in fiscal 2000, 4 million cards in fiscal 1999, and 2.3 million cards in fiscal 1998. The Company also produces additional quantities of cards for distribution at trade shows as marketing samples.

      To maintain adequacy of raw material supplies, the Company attempts to establish ongoing relationships with principal suppliers and develops information about alternate suppliers. The Company maintains raw materials inventory levels that take into account current expected demand, order-to-shipment lead times, supplier production cycles, and minimum order quantities. To enable the Company to plan raw material inventory levels, quotes to potential customers generally are based upon certain advance payments to the Company.

Product Evolution

      The Company continues to add features to its optical memory card products, making them much more than simple, digital data storage devices. The Company has enhanced its card manufacturing capabilities to meet evolving international standards and to add signature panels, sequential serial numbers, bar coded data, magnetic stripes, and eye readable, laser engraved images onto optical cards for some applications. In addition, "chip ready" optical memory cards can be purchased from the Company, for insertion of IC chips to create PC-like, hybrid smart cards (Smart/Optical(TM) cards). The Company expects its products and services to continue to evolve to meet changing market needs or to create new markets for optical cards.

Marketing and Technical Support

      LaserCard Systems Corporation (LSC), a wholly owned subsidiary of Drexler Technology Corporation, markets the Company's products, primarily through value-added resellers (VARs) and licensed card distributors in the United States and other countries. VARs/licensees may add value in the form of services, application-specific software, personal computers, or other peripherals, and then resell these products as integrated systems.

      LaserCard marketing operations are conducted through offices in California, New York, and France, and the Company's Web site at www.lasercard.com supports worldwide marketing activities. The Company's marketing staff, general management, and technical personnel work closely with customers.

      In addition to the INS Green Card, the U.S. Department of State Laser Visa card, the U.S. Department of Defense programs, and the existing commercial applications for the LaserCard, the Company believes that the following areas appear to have considerable marketing potential:

      -- Foreign government visa, passport, identification, motor vehicle registration, and building construction permit programs; welfare benefits programs; medical record card applications; multi-function card programs involving financial transactions; and high security, high value, electronic commerce over networks, including the Internet.

      -- Multi-application cards for frequent airline travelers to obtain expedited services at airports.

      -- Product and service offerings such as optical memory card personalization services (including over the Internet) and the marketing of multi-technology card workstations.

      -- Pay-per-use LaserCard "tickets" for scheduling, queuing, setting time limits, maintaining a time-and-date log of utilization of an item--such as equipment, machinery, facilities, or system, where the users pay the lessor or licensor only when the item is actually utilized (minutes, hours, days, weeks).

      VARs and licensees purchase optical cards, card read/write drives and other peripherals, and system software from the Company. LSC provides customer technical support related to optical card system integration, software, sales, and maintenance. This technical support is provided by a staff of software, engineering, and administrative professionals.

      During fiscal 2000, the Company sold LaserCard products to approximately 38 customers located in six states and 20 foreign countries. Due to the Company's large U.S. government and commercial orders during the past three fiscal years, sales of the Company's LaserCard products in the U.S.A. were 98% of net sales for fiscal 2000, 94% of net sales for fiscal 1999, and 90% of net sales for fiscal 1998.

      The Company believes that international markets will be an important source of product sales and license revenue. Substantially all foreign product sales are made through VARs and licensee/distributors.

Software

      LSC develops LaserCard-related system software such as device drivers, file system DLLs (dynamic link libraries), and custom software tools to enhance read/write drive integration. LSC also offers contract service support to VARs that require custom programming in the development and integration of their LaserCard applications. LSC provides software for demonstrating archival, medical, and security concepts involving the LaserCard, software-development tools for related peripherals, and a card issuance application software package. The Company continues to upgrade its software capabilities.

      System Software. System software controls or facilitates the basic operations and read/write functions of optical memory card drives so that they can interface directly with personal computers.

      Windows 3.x/DOS Device Driver. A device driver is system software that translates operating system commands so that the optical card read/write drive emulates an erasable drive. LaserCard device drivers save VARs and customers considerable custom software development time because existing application software can be modified for LaserCard applications. LSC's first device driver was a DOS (disk operating system) device driver for using LaserCard-equipped PCs under the DOS platform and with Windows 3.x.

      Windows NT Device Driver. This device driver, developed by LSC's engineering staff, allows the LaserCard to be used with computers operating under Windows NT, a widely used network operating system. The NT device driver:

      -- Provides compatibility between device drivers--files written to the LaserCard using the DOS/Windows 3.x driver are compatible with the Windows NT driver, and vice versa

      -- Enables use of LaserCard with network software sold by Microsoft, Novell, and others

      -- Supports multitasking applications and background read/write drive operation

      -- Facilitates the first-ever connectivity of optical card read/write drives to multiple hardware platforms (such as Intel x86, DEC Alpha, IBM Power PC)

      --    Functions with Windows NT application software

      LaserCard File System (LCFS) DLL. The LCFS DLL is a complete software development package that supports Windows(R) 3.x, Windows(R) 95, Windows(R) 98, Windows(R) NT, and the Linux operating system. The LaserCard File System itself is independent of any operating system; therefore, it can be ported to an operating system along with the application, while retaining compatibility with previously written optical memory cards and the application. LCFS can optimize the LaserCard's WORM recording medium without the constraints of a DOS or Windows or Linux file structure. Since LCFS is not part of an operating system (as device drivers are), access to the card is available only from the application that created the data on the optical card or from a related application.

      The LCFS DLL is used to develop LaserCard applications with enhanced security features that can prevent direct access to files on the optical memory card. Before granting access to any particular file, the application prompts the user for the password relating to that file and will deny access if the proper password is not entered.

      Features of the LaserCard File System DLL include:

      -- Enables use of the LaserCard with database management systems from Microsoft, Oracle, Sybase, and others

      -- Permits writing of LaserCard application programs under software languages such as Visual Basic, C++, and others

      -- Generates up to 16 partitions for highly secure, password protected, multiple application cards

      --    Enables LaserCard file format to be operating-system independent

      --    Supports multiple sector size recording to optimize data capacity

      Note: Windows, Windows 95, Windows 98, and Windows NT are trademarks of Microsoft Corporation.

      Application Software. Application software is an important factor in developing commercial markets for optical memory cards because it directs computers to do specific tasks related to the customer's end-user application for the LaserCard (such as storing a health record). Typically, the Company's VARs and/or their customers develop software for specific end-user applications. In this role, VARs may integrate optical card products into existing software products, write new application software for specific optical memory card programs, or license software from other VARs. Several VARs have written optical card software programs for applications.

      LSC, in addition to developing system-related software, has developed a complete LaserCard issuing application, in coordination with an existing commercial software company. Called LaserBadge(TM), the application is a card personalization (printing) and data management software package that uses an existing ODBC (open database connectivity)-compliant database to print and optically encode the LaserCard. This software package is offered for sale to all VARs, allowing them to integrate LaserBadge into their end-user application for printing and encoding of the LaserCard.

Equipment

      Optical Card Read/Write Drives. Optical memory cards are used in conjunction with a card read/write device (or drive) that connects to a personal computer. The price, performance, and availability of read/write drives are factors in the commercialization of optical cards. The Company sells read/write drives to VARs and other customers for less than three thousand dollars per unit, and these units generally include the Company's interface software/device drivers.

      During the past fiscal year, the Company established in-house capabilities in read/write drive assembly and design. Previously, the Company purchased assembled drives from a licensee in Japan, Nippon Conlux Co., Ltd. ("Conlux"), its sole supplier. The Company now has completed the acquisition for cash of Conlux's read/write drive manufacturing facility (manufacturing tooling, equipment, etc.), has transferred the facility to Mountain View, California, and is producing drives locally. Initially, the Company purchased sets of parts from Conlux for assembly in the United States. Currently, the Company is qualifying vendors for parts that will be purchased for the next-generation read/write drive. The creation of this new read/write drive production capability reduced pretax profits for the fiscal year 2000 by about $1 million as a result of increased cost of sales and research and engineering expenses. Also, related capital investments totaled about $1 million, and an investment in parts and subassembly inventory for the drives totaled about $2 million. With LaserCard read/write drive assembly and design now under the Company's direct control in Silicon Valley, lower cost drives, customer-optimized drive systems, and drive systems with advanced security features are expected to emerge. Also, the Company now can more quickly provide quotations for larger quantities of read/write drives or customized drives. However, the Company can give no assurance that increased read/write drive production or enhanced drive capabilities will occur in the near term or that high volume sales and lower prices will result.

      Multi-Technology Card Workstations. In fiscal 1998, under third-party funding, the Company developed a PC-based, multi-technology card workstation, which the Company has the right to manufacture and market. The multi-technology card workstation can read and/or write LaserCard optical memory cards, conventional magnetic-stripe cards, 2-dimensional bar codes, OCR-B (optical character recognition), and smart cards having an integrated circuit chip that contains semiconductor memory and, optionally, a microprocessor.

      The multi-technology card workstation also is capable of writing and reading data to and from a single, PC-like "Smart/Optical(TM) card"--a hybrid LaserCard containing a microcontroller/microprocessor chip and an optical memory stripe. In general, the PC-like card could be used in a variety of applications by utilizing its microprocessor for transaction processing and its optical memory for data storage. By combining two or three technologies, a single card could house multiple applications.

      Other Peripherals. LSC purchases and resells the following application-specific peripherals:

      -- Dye-diffusion color card printers for printing of eye readable photos, graphics, and text in black and white or color (using consumable printing ribbons) onto cards

      -- Digital biometric identity verification systems (hand geometry, fingerprint, and signature verification systems) for comparing a unique biometric identifier stored on the LaserCard with that of the card user

      --    X-ray scanners

      -- Electronic digital video cameras for storing computer readable photos in color

LICENSING

      The Company has developed a portfolio of U.S. and foreign patents which have generated a total of over $38 million in revenues in the form of license agreements related to optical memory cards, to equipment for using the cards, and to optical data storage.

      The Company presently offers nonexclusive, royalty bearing licenses for optical card read/write drive manufacture, for assembly of read/write drives from kits, and for optical card finishing using Company-supplied materials. Also offered are card distribution licenses to create distributors, in regions of the world, that can buy cards wholesale from the Company at prices lower than the prices charged to VARs.

      Initial license fees charged by the Company for its patent licenses vary based on the rights and benefits of each license. License fees are unconditional and nonrefundable. To date, no significant obligations remain unfulfilled by the Company under the licenses. The Company conducts its licensing efforts on a selective basis. The timing, number, type, and magnitude of future license sales, if any, cannot be predicted or inferred from past events. The Company does not rely on license fees to finance operations.

Card Manufacturing Licenses

      Two $10 million, nonexclusive, royalty bearing, patent licenses have been sold by the Company for optical memory card manufacture--one in fiscal 1989 to Canon Inc., and one in fiscal 1991 to Optical Memory Card Business Corporation (OMCBC), a Japanese company formed by Dai Nippon Printing Co., Ltd. and three read/write drive equipment licensees of the Company. OMCBC is a second source (alternate) supplier for optical cards that are compatible with the Company's cards.

Card Distribution Licenses and Other Licenses

      Optical card distribution licenses grant the right to purchase cards at the Company's most favorable pricing, for use or resale. Card prices to licensed distributors for large quantities are typically 10% to 15% below VAR pricing for optical cards having similar data capacity, printing complexity, specifications, formatting complexity, tolerances, quality, quantity, and delivery date. No card distribution licenses were sold in fiscal 1998. Fiscal 2000 license revenues consisted of the revenue earned on a license that will allow a licensee in Italy to assemble read/write drives from parts kits provided by the Company. Fiscal 1999 license revenues included $200,000 from an agreement to provide technical information and $500,000, which together with a prior-year payment completed the purchase of a nonexclusive license for optical card distribution for a Switzerland-based company. Fiscal 1998 license revenue included $400,000 from the sale of a patent license.

COMPETITION

      Optical memory cards compete with other portable data storage cards and technologies used for the storage and transfer of digital information. Competitive factors would include system/card portability, interoperability, price-performance ratio of cards and associated equipment, durability/environmental tolerance, and card security.

      In addition, in countries where the telecommunications infrastructure is extensive and low cost, centralized databases and wide-area networks may limit the penetration of optical cards into some markets. These trends toward Internet, intranet, and remote wireless networks will preclude some potential applications but, on the other hand, may create market opportunities in other areas such as card personalization via the Internet and information security.

      The Company believes that the LaserCard's storage capacity, read/write capability, price-performance ratio, rugged card construction and flexibility, optional technology add-ons, ability to store audit trails, and resistance to counterfeiting and tampering make the LaserCard a viable choice for a variety of digital card applications. These include high security ID-based card systems for federal, state, and foreign governments, pay-per-use licenses/permits, and medical data uses.

      IC Cards. The LaserCard competes in some applications, such as the identification card market, with cards that contain an integrated circuit (IC) microprocessor and memory. These are known as "smart cards" or "IC cards" or "chip cards." The IC card is more vulnerable to tampering and can be more easily damaged in everyday use, whereas the Company's card construction and the use of polycarbonate plastic make the LaserCard more rugged. Also, an 8-kilobyte IC card can store less than 1% of the amount of data storable on a LaserCard.

      IC card prices and performance vary widely. The IC card uses a much lower cost read/write drive than is used with an optical card, whereas a typical smart card containing an 8-kilobyte IC and a microprocessor is higher priced than the Company's 4.1 megabyte optical memory card. Because of their low-priced read/write drive, IC cards containing an 8-kilobyte IC and a microprocessor are particularly competitive in systems using one-card per read/write drive and in the markets for financial-transaction and telephone systems. The IC card has a greater installed base outside the U.S.A. (It was invented five years before the LaserCard.) Low-storage capacity IC cards are currently used as telephone cards and point-of-sale cards, particularly in Europe. Low-storage capacity cards for telephones and for bank debit/cash card systems are not markets for the Company's cards. However, for multi-application cards, secure electronic commerce applications, and some patient record applications, the Company offers "chip ready" optical cards to which an IC can be added, creating a PC-like, hybrid smart card, called a Smart/Optical(TM) card.

     Other Card Products. Read/write magnetic-stripe cards and read-only memory cards such as 2-dimensional bar code cards and symbology cards are lower priced and compete with the Company's read/write optical memory cards for certain markets, such as identification cards. However, the Company's cards have significantly higher storage capacity and offer unique security features to deter counterfeiting. Commercial magnetic-stripe cards are relatively easy to duplicate and, because they are erasable and rerecordable, are highly susceptible to unauthorized erasure and alteration. Two-dimensional bar codes on cards and other symbology cards store relatively small amounts of data compared to the LaserCard and are not recordable/updatable after they are issued. Moreover, some of these alternative technologies--such as magnetic stripes, IC chips, and bar codes/symbology--can be incorporated into the Company's optical memory cards, thereby adding additional performance features to the LaserCard. Recently, a small company announced it is developing a 5 megabyte magnetic card. However, the Company believes that magnetic-based cards probably would not have the high security features required for government ID cards or the security and audit trail features required for medical record cards. Experimental card technologies probably are under development at other companies.

      There also are high capacity, high cost storage cartridges called PCMCIA (Personal Computer Memory Card Industry Association) cards, or PC cards, that are used in personal computer applications, for example, data-storage devices for portable computers. Because they are structurally rigid, thick, and significantly higher in cost, PC cards are not considered competitive with the LaserCard for low cost, wallet-card applications. Other small, digital devices--such as data-storage keys, tokens, finger rings, and small cards and tags--are viable alternatives for some card-based applications. Competitive factors would include system/card portability, interoperability, price-performance ratio, and environmental tolerance.

Other Optical Memory Cards and Equipment

      Under a royalty-bearing license from the Company, Optical Memory Card Business Corporation (OMCBC), a Japanese company, makes and sells optical memory cards in competition with the LaserCard. Another Japanese company, Canon Inc., also has licensed the right to make optical memory cards and equipment; however, in 1999, Canon apparently discontinued its marketing efforts. Japan-based Olympus Optical Co., also a licensee of the Company, produces its own optical card equipment but purchases cards from OMCBC.

      The Company's LaserCard utilizes the ISO/DELA format developed by the Company in conjunction with a group of its licensees. Canon's optical memory card used the ISO/SIOC format developed by Canon. Although both card formats meet the ISO Standard, the Company's ISO/DELA format and the Canon ISO/SIOC format are not functionally compatible. The Company believes that its ISO/DELA format offers some performance advantages over Canon's ISO/SIOC format. Olympus Optical manufactures read/write drives, has been selling ISO/SIOC read/write drives, and is capable of producing an optical card read-only drive.

      The Company produces ISO/DELA format cards and read/write drives. Dai Nippon Printing Co., Ltd. (the principal owner of OMCBC) produces optical memory cards using the ISO/SIOC format, in addition to cards using the ISO/DELA format, and is capable of producing the nonstandard Olympus format. At least several times as many ISO/DELA cards have been manufactured and sold than ISO/SIOC format cards. Nevertheless, ISO/SIOC format cards and read/write drives have been sold in competition with Company products, and the resources for marketing of Dai Nippon Printing, Canon, and Olympus Optical are substantially greater than those of the Company. The Company also believes that it currently offers competitive advantages in areas such as system integration, system software, customer support services, and as the only company that manufactures optical memory cards AND read/write drives.

      In the past, a number of firms have disclosed the development of alternative optical cards, including Asahi Chemical, Polaroid, Sony, and Toppan Printing. However, the Company is not aware of any current optical memory card-related commercial activities by those firms. During the past several years, prerecorded read-only optical cards functioning with CD players have been used as high-data capacity, 1.2-millimeter thick, "business cards" containing promotional materials. On June 12, 2000, Philips, Sony, and Taiyo Yuden announced a customer-recordable version of these low security, promotional-data cards based upon the widely used CD-recordable format; however, they do not meet the ISO Standards for either credit cards or identification cards. Recently, it became known that a small company is developing an ultraviolet-laser recordable, read-only, optical memory card that would be read with a second laser operating in the visible or near-infrared wavelength

      Additional entrants into the optical memory card industry could expand the overall size of the market and possibly could result in licensing opportunities for the Company.

OTHER MATTERS

Research and Engineering Expenses

      Research and engineering expenses were $1,299,000 for fiscal 2000, $456,000 for fiscal 1999, and $435,000 for fiscal 1998. (See "Management's Discussion and Analysis.")

Patents

      Optical Data Storage. As of March 31, 2000, the Company owned approximately 50 U.S. patents relating to optical data storage (including media, optical cards, formats, equipment, systems, software, and the utilization of optical storage media). Other U.S. patent applications have been filed. Approximately 70 counterparts of certain U.S. patents have been issued as patents in a number of foreign countries. However, the Company owns certain U.S. patents as to which foreign counterparts have either not been filed or the prosecution has been terminated without issuance of the foreign patents. Also, from time to time, the Company elects to allow some of its U.S. or foreign patents to expire when maintenance fees become due, if the patents are deemed no longer relevant. In addition to its patents, the Company has chosen to protect as trade secrets, rather than by patents, some refinements to the Drexon medium and cards and knowhow related to their production.

      The Company's U.S. patents have expiration dates ranging from 2002 to 2012, with the majority expiring during the first half of this period. Counterpart patents in foreign countries also expire during this period. Two of the three U.S. patents that expire in 2002 have counterpart patents that expire five years from now, in 2005, in the following countries: Belgium, Canada, France, Germany, Israel, Japan, United Kingdom, Korea, and Spain. Under its license agreement with the Company for manufacture of optical memory cards, OMCBC's obligation to pay royalties to the Company for use of the licensed patents ceases on December 31, 2003. Canon's royalty obligations in connection with its licenses to manufacture optical cards and reading and writing equipment expire on December 31, 2008. However, in 1999, Canon apparently discontinued its marketing efforts. Other royalty-bearing licenses sold by the Company, related to equipment for reading and writing optical memory cards, provide for royalty payments to cease on the last expiration date of the licensed patents. Royalty payments to the Company from its licensees have not been significant to date. (See "Royalty Revenues" under "Management's Discussion & Analysis.")

      The Company cannot predict whether the expiration or invalidation of its patents would result in the introduction of competitive products which would affect its future revenues adversely.

      The Company presently intends to pursue any infringement of its patents either by litigation, arbitration, or negotiation. However, there can be no assurance that any of the Company's patents will be sufficiently broad in scope to afford protection from products with comparable characteristics that may be sold by competitors in the future. There also can be no assurance that the validity of any patents actually granted will not be challenged. In 1992, the claims of three of the Company's issued U.S. patents successfully passed reexamination proceedings in the U.S. Patent and Trademark Office (USPTO) after a two-year review by the USPTO's Board of Patent Appeals and Interferences.

      Motion Picture Digital Sound. The Company believes that one or two of its optical data storage U.S. patents apply to the motion picture industry in connection with using CCD (charge-coupled device) arrays for reading digital sound signals from "quad density" optically stored data on motion picture film. (Please see "Legal Proceedings" concerning lawsuits filed by the Company in fiscal 1999 against parties in the motion picture industry.)

      "Packet Writing" and Drive-Letter Access Method for CD-R and DVD-R Drives. In 1991, the Company was issued U.S. Patent 5,029,125 entitled, "Method of Reading and Writing Files on Nonerasable Storage Media." Counterpart patents were granted in Germany, France, the U.K., Italy, and Canada. In Japan the patent is pending. The patent covers methods of reading and writing data files on a nonerasable (and the equivalent) laser recordable optical disk and methods of transferring, inputting, and outputting data files within a computer system that utilizes both a computer memory and an optical disk, such as a CD-R or DVD-R disk. The system/software architecture used in the patented method facilitates the use of "packet writing" and drive-letter access and is applicable to various PC operating systems. The invention permits a number of separate laser recordings on a single track of an optical disk with minimum waste of data storage space for "overhead" functions.

      On June 5, 1997, the Optical Storage Technology Association (OSTA) announced the release of Universal Disk Format (UDF 1.5) which defines support for CD-R with Windows 95 and Windows NT. OSTA stated, "CD-R users who record disks in multiple sessions need to employ packet writing to avoid substantial loss of storage capacity." Avoiding such a loss of storage capacity was a significant objective of U.S. Patent 5,029,125 when filed March 7, 1989. During fiscal 1998, more than a dozen companies were put on notice by the Company with regard to possible infringement of this patent.

      A Microsoft affiliate that had been attempting to develop optical read-only memory (OROM) cards apparently has discontinued operations. The Company believes that the OROM cards probably would have infringed some of the Company's patents.

      There is no assurance that any of the Company's patent licensing efforts will be successful. The Company does not rely on license fees to finance operations.

Trademarks

      LaserCard(R) and Drexon(R) are federally registered trademarks of Drexler Technology Corporation.

Environment

      Compliance with federal, state, and local laws and regulations involving the protection of the environment did not have and is not expected to have a material effect on the Company's capital expenditures, earnings, or competitive position.

Employees

      As of March 31, 2000, the Company and its subsidiaries employed 111 persons (including four executive officers). This workforce consisted of 84 persons in administration, marketing/sales, manufacturing, and research and engineering, plus 27 temporary personnel mainly for quality assurance inspection of cards. None of the Company's employees is represented by a labor union.

FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

      Reliance on U.S. Government Business. The Company is heavily dependent on U.S. government orders for INS Green Cards and Laser Visa cards. These two programs provide the largest component of the Company's currently anticipated card production. The Company's estimate of U.S. government card deliveries depends upon the issuance of corresponding order releases by the government, which reserves the right to withhold releases, to reduce the quantities released, and to extend delivery dates. Losses would recur if both of the Company's two largest U.S. government programs for optical cards were to be delayed, canceled, or not extended and not replaced by other card orders or other sources of income.

      Customer Diversification, Expansion, and Lengthy Sales Cycles. Initial product sales to value-added resellers and other customers are generally in small quantities, for evaluation purposes and trial programs. Obtaining substantial, follow-on orders from these customers usually involves a lengthy sales cycle, requiring marketing and technical time and expense with no guarantee that substantial orders will result. This long sales cycle results in uncertainties in predicting operating results, particularly on a quarterly basis. In addition, since the Company's major marketing programs involve the U.S. government and various foreign governments and quasi-governmental organizations, additional uncertainties and extended sales cycles can result. Contributing factors include government regulations, bidding procedures, budget cycles, and other factors that influence governmental policy-making and procurement.

      Expansion of Card Manufacturing Capacity. See "Management's Discussion and Analysis" for a discussion of card manufacturing capacity. There is no assurance of the Company's ability to meet its maximum projected card manufacturing capacity, if and when customer orders reach that level. The Company could experience equipment, raw material, quality control, or other production problems under very high-volume production approaching 25 million cards per year.

      Optical Card Raw Materials--Sources of Supply. The ability to produce optical memory cards in high volume in the Company's card manufacturing plant is dependent upon maintaining sources of supply of certain materials. Such materials include special photographic films which are commercially available solely from Eastman Kodak Company, of the United States. The Company believes that Kodak will continue to supply such photographic films to the Company on a satisfactory basis. Plastic films used in optical memory card production are available from one supplier in the U.S. and from multiple foreign suppliers. Processing chemicals, inks, bonding adhesives, and packaging materials are obtained from various U.S. and foreign suppliers.

      Read/Write Drives--Parts, Major Components, and Production. The Company maintains an inventory of read/write drives and sets of drive parts that it believes are adequate to meet customer demand. However, an interruption in the supply of read/write drive parts or difficulties encountered in read/write drive assembly could cause a delay in shipments of drives and optical memory cards. Several major components are custom designed specifically for the read/write drive. For example, the optical recording head for the current drive is a custom part obtained from one supplier, and a specially designed PC board is obtained from another sole supplier. At current production volumes, it is not economical to have more than one supplier for these custom components. The Company produces read/write drives in quantities that approximately match current order rates and has not yet needed to established drive manufacturing capability for high-volume output levels. The ability to produce read/write drives in high-volume production will be dependent upon maintaining or developing sources of supply of components that meet the Company's requirements for high volume, quality, and cost. In addition, the Company could encounter quality control or other production problems at high-volume production of read/write drives. The Company estimates that if sustained order rates more than double the current order rate, then a temporary shortage of read/write drives could result. (Also see "Optical Card Read/Write Drives" earlier in this report.)

      Price of Read/Write Drives. LaserCard read/write drives, as they are currently designed and made, are priced at less than three thousand dollars per unit in order quantities of six or more. To develop a broader market and customer base for LaserCard optical memory cards, the unit cost of read/write drives must decrease well below the current selling price. To achieve that goal, the Company acquired the manufacturing facility (manufacturing tooling, equipment, etc.) and rights from its former Japanese supplier, transferred the facility to Mountain View, California, and is now producing drives locally. The Company is therefore in a position to bid lower prices on larger quantities of drives. A product development program for a new, upgraded, less expensive read/write drive has been undertaken by the Company; however, there is no assurance that this development program will be successful, that production of any new design will occur in the near term, or that lower prices and higher volume sales will result.

      Technological Change. The Information Technology Industry is characterized by rapidly changing technology and continuing product evolution. The future success and growth of the Company's business will require the ability to maintain and enhance the technological capabilities of the LaserCard product line. There can be no assurance that the products currently sold or under development will remain competitive or provide sustained revenue growth. (Also see "Product Evolution" earlier in this report.)

      Patent Protection. The Company's U.S. patents have expiration dates ranging from 2002 to 2012, with the majority expiring during the first half of this period. Counterpart patents in foreign countries also expire during this period. Two of the three U.S. patents that expire in 2002 have counterpart patents that expire five years from now, in 2005, in the following countries:
Belgium, Canada, France, Germany, Israel, Japan, United Kingdom, Korea, and Spain. Under its license agreement with the Company for manufacture of optical memory cards, OMCBC's obligation to pay royalties to the Company for use of the licensed patents ceases on December 31, 2003. Canon's royalty obligations in connection with its licenses to manufacture optical memory cards and reading and writing equipment expire on December 31, 2008. However, in 1999, Canon apparently discontinued its marketing efforts. Other royalty-bearing licenses sold by the Company related to equipment for reading and writing optical cards provide for royalty payments to cease on the last expiration date of the licensed patents. Royalty payments to the Company from its licensees have not been significant to date. The Company cannot predict whether the expiration or invalidation of its patents would result in the introduction of competitive products which would affect its future revenues adversely. (Also see "Patents" earlier in this report.)

      Competition. The Company's optical memory cards compete with optical memory cards made by a licensee and with other types of portable data storage cards and technologies used for the storage and transfer of digital information. These may include integrated circuit/chip cards, 2-dimensional bar code cards and symbology cards, magnetic-stripe cards, CD-read only cards or recordable cards, PC or PCMCIA cards, and small, digital devices such as data-storage keys, tokens, finger rings, and small cards and tags. The financial and marketing resources of some of the competing companies are greater than the Company's resources. Competitive product factors would include system/card portability, interoperability, price-performance ratio of cards and associated equipment, durability/environmental tolerance, and card security. Although the Company believes its cards offer key technological and security advantages, the current price of optical card read/write drives is a competitive disadvantage to the Company in some markets. In addition, in countries where the telecommunications infrastructure is extensive and low cost, centralized databases and wide-area networks may limit the penetration of optical cards. These trends toward Internet, intranet, and remote wireless networks will preclude some potential applications for the Company's cards. (Also see "Competition" earlier in this report.)

      Historical Losses. As of March 31, 2000, the Company had an accumulated deficit of $16,276,000. Over the past five fiscal years, the Company operated profitably for fiscal 2000, fiscal 1999, and fiscal 1998, but operated at a loss for fiscal 1997 and fiscal 1996. The Company is relying upon its optical card technology to generate future product revenues, earnings, and cash flow. Losses would recur if both of the Company's two largest U.S. government programs for optical memory cards were to be delayed, canceled, or not extended and not replaced by other card orders or other sources of income.

      Stock Price Volatility. The price of the Company's common stock is subject to significant volatility due to fluctuations in revenues, earnings, liquidity, press coverage, financial market interest, and stock market conditions, as well as changes in technology and customer demand and preferences.

FORWARD-LOOKING STATEMENTS

      Certain statements made in this report relating to plans, objectives, and economic performance go beyond historical information and may provide an indication of future results. To that extent, they are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and each is subject to factors that could cause actual results to differ from those in the forward-looking statement. The Company's business plan depends upon the initiation and growth of new programs utilizing the Company's card products and is subject to adverse economic and technological developments. There can be no assurances that any new or existing VAR or licensee company will be successful in its markets or that it will place follow-on orders with the Company for additional quantities of cards and systems. The Company's estimate of card deliveries to its primary customers depends upon the issuance of corresponding order releases by such customers, which have the right to withhold releases, to reduce the quantities released, and to extend delivery dates. There is no assurance that the Company's read/write drive assembly and design operations will result in lower cost drives with advanced features. The ability of the Company to maintain a profitable level of optical memory card sales is subject to risks and uncertainties, including reliance on U.S. government business; customer diversification, expansion, and lengthy sales cycles; the ability to economically produce optical card read/write drives at lower cost and in greater quantity; sources of supply; technological change; patent protection; competition; and the economic configuration and operation of the Company's card manufacturing facility for increased output levels. Such factors are described above, in Item 7 of this Form 10-K, and in other documents filed by the Company from time to time with the Securities and Exchange Commission.

ITEM 2. PROPERTIES

      As of March 31, 2000, approximately 37,000 square feet of floor space are leased by the Company for card manufacturing, read/write drive production, administration, sales, and research and engineering, in three buildings located in Mountain View, California. The Company also leases a small marketing office in France. As of June 1, 2000, the Company's leased building space increased to 50,000 square feet with a total annualized rental of approximately $1,041,000. Management believes these leased buildings to be satisfactory for its present operations. Upon expiration of the leases, management believes that these or other suitable buildings will be able to be leased on a reasonable basis.

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

      These actions are in the pre-trial discovery and motion stage. A trial date of October 30, 2000 has been set for the earliest filed action against Sony Corporation. The Company does not believe that resolution of these actions, including the counterclaims, will have a material adverse effect on the financial condition of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      There were no matters submitted to a vote of security holders during the fourth quarter of fiscal 2000.

               DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                                      Officer or
                                       Director
      Name                      Age     Since           Position with  Registrant  and, If  Different,  Principal Occupation
      ----                      ---    -------          --------------------------------------------------------------------
Jerome Drexler                  72      1968          Chairman of the Board of Directors and Chief Executive
                                                      Officer of the Company and its wholly owned subsidiary,
                                                      LaserCard Systems Corporation.

Richard M. Haddock              48      1997          President and Chief Operating Officer of the Company and
                                                      its wholly owned subsidiary, LaserCard Systems
                                                      Corporation.

Christopher J. Dyball           49      1992          Executive Vice President of the Company and General
                                                      Manager, Card Manufacturing.

Steven G. Larson                50      1987          Vice President of Finance and Treasurer of the Company
                                                      and its wholly owned subsidiary, LaserCard Systems
                                                      Corporation.

Arthur H. Hausman               76      1981          Director; private investor. Retired Chairman, President,
                                                      and Chief Executive Officer of Ampex Corporation
                                                      (manufacturer of professional audio-video systems,
                                                      data/memory products, and magnetic tape). Director
                                                      Emeritus of Technology for Communications International
                                                      (high-frequency antenna systems and electronic
                                                      reconnaissance systems). Director of California
                                                      Amplifier, Inc. (low-noise amplifiers).

Dan Maydan                      64      1998          Director. President (since 1993) and Director (since
                                                      1992) of Applied Materials, Inc. (semiconductor
                                                      manufacturing equipment). Director of Electronics for
                                                      Imaging, Inc. (software).

William E. McKenna              80      1970          Director; private investor. Director of California
                                                      Amplifier, Inc. (low-noise amplifiers), Midway Games,
                                                      Inc. (interactive entertainment software for the
                                                      coin-operated and home markets), and WMS Industries,
                                                      Inc. (coin-operated and home video and other games).

Walter F. Walker                45      1999*         Director. President (since 1994) of the Seattle
                                                      SuperSonics National Basketball Association basketball
                                                      team, a subsidiary of Ackerley Communications, Inc.
                                                      Previously, was President (from March to September 1994)
                                                      of Walker Capital, Inc. (money management firm) and Vice
                                                      President (from July 1987 to March 1994) of Goldman
                                                      Sachs & Co. (investment banking firm). Director of
                                                      Redhook Ale Brewery and Advanced Digital Information
                                                      Corporation (archival and backup data-storage
                                                      peripherals). Trustee of Boys & Girls Clubs of America.
                                                      Also is a Chartered Financial Analyst (CFA).

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

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK
        AND RELATED STOCKHOLDER MATTERS

      The Company's only class of common stock, $.01 par value, is traded on The Nasdaq Stock Market(R) under the symbol DRXR and is quoted in The Wall Street Journal and other newspapers. The table below sets forth the high and low trade prices for the Company's common stock (rounded to two decimal points) as reported by Nasdaq during the fiscal periods indicated.

                       Quarterly Stock Prices (Unaudited)

                                      Fiscal Year 1999                    Fiscal Year 2000

                                High Trade      Low Trade            High Trade       Low Trade
                                ----------      ---------            ----------       ---------
First Quarter................   $  19.50         $ 13.50              $ 11.94          $ 8.94
Second Quarter...............      15.00            8.25                 9.62            6.88
Third Quarter................      13.75            7.25                10.75            6.50
Fourth Quarter...............      13.75            8.88                19.00            9.50

      As of March 31, 2000, there were approximately 1,150 holders of record of the Company's common stock. The total number of shareholders is believed by the Company to be several thousand higher since many holders' shares are listed under their brokerage firms' names.

      The Company has never paid cash dividends on its common stock. The Company anticipates that for the foreseeable future, it would retain any earnings for use and reinvestment in its business.

ITEM 6. SELECTED FINANCIAL DATA

      The following selected consolidated financial information for, and as of the end of, each of the years in the five-year period ended March 31, 2000, is derived from the consolidated financial statements of the Company. This financial data should be read in conjunction with the consolidated financial statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this report.

                         DREXLER TECHNOLOGY CORPORATION

                   FIVE-YEAR SUMMARY OF FINANCIAL INFORMATION
                    Fiscal Years Ended March 31, 1996 - 2000
                    (In thousands, except per share amounts)

OPERATIONS DATA                                       1996        1997       1998        1999        2000
                                                      ----        ----       ----        ----        ----
   Revenues ....................................   $  5,295    $  3,529    $ 11,081   $ 15,850    $ 17,092
   Cost of sales ...............................      3,659       2,388       5,923      7,709       9,362
   Selling, general, and administrative expenses      2,400       2,602       2,978      3,698       3,996
   Research and engineering expenses ...........      1,092         938         435        456       1,299
   Other income (expense) ......................        202          22          16        (44)          6
   Interest income .............................         78          50         148        319         383
   Interest expense ............................          8           8          10          7           1
                                                   --------    --------    --------   --------    --------
   Income (loss) before income taxes ...........     (1,584)     (2,335)      1,899      4,255       2,823
   Provision (benefit) for income taxes ........         --          --          68        128      (2,537)
                                                   --------    --------    --------   --------    --------
   Net income (loss) ...........................   $ (1,584)   $ (2,335)   $  1,831   $  4,127    $  5,360
                                                   ========    ========    ========   ========    ========
   Net income (loss) per share:
       Basic ...................................   $   (.18)   $   (.26)   $    .19   $    .42    $    .55
                                                   ========    ========    ========   ========    ========
       Diluted .................................   $   (.18)   $   (.26)   $    .19   $    .41    $    .54
                                                   ========    ========    ========   ========    ========
   Weighted average number of common
       and common equivalent shares:
       Basic ...................................      8,692       9,006       9,391      9,748       9,812
       Diluted .................................      8,692       9,006       9,677     10,007       9,935

BALANCE SHEET DATA                                    1996        1997       1998        1999        2000
                                                      ----        ----       ----        ----        ----
   Current assets ..............................   $  3,782    $  4,588    $  7,561   $ 11,485    $ 14,489
   Current liabilities .........................      2,044       3,030       1,539      1,612       2,989
   Total assets ................................      6,371       7,089      11,248     16,566      23,980
   Long-term obligations .......................         --          --          --         --          --

   Stockholders' equity ........................      4,327       4,059       9,709     14,954      20,991

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS--FISCAL 2000 COMPARED WITH FISCAL 1999 AND 1998

Revenues

      The Company's total revenues for fiscal 2000 were $17,092,000 compared with $15,850,000 for fiscal 1999 and $11,081,000 for fiscal 1998.

      Product Revenues. Sales of LaserCard(R) optical memory cards and related products totaled $16,948,000 for fiscal 2000 compared with $15,102,000 for fiscal 1999 and $9,844,000 for fiscal 1998. The increases in product revenues over these periods were due primarily to the sale of optical memory cards for government programs, as described below. The Company's card shipments to all customers totaled approximately 4.5 million optical memory cards for fiscal 2000, 4 million cards for fiscal 1999, and 2.3 million cards for fiscal 1998.

      For fiscal 2000, the Company sold LaserCard products or provided services to approximately 38 customers in 6 states and 20 foreign countries. Applications for the Company's LaserCard products include: an electronic commerce pay-per-use system combined with a medical data application in the United States; various programs in Europe and Asia, including medical-record card applications, a building construction permit, and multi-function card applications; and U.S. government-related programs, including the U.S. Department of Defense cargo shipment "Automated Manifest" card, the U.S. Immigration and Naturalization Service (INS) Permanent Resident Card ("Green Card"), and the U.S. Department of State (DoS) border crossing card ("Laser Visa").

      In addition to using its own marketing staff, the Company utilizes value-added reseller (VAR) companies and licensees for the development of commercial markets and applications for LaserCard products. A new licensee of the Company, LaserCard Europe AG, was established in Switzerland and will focus on markets in Germany, Austria, and the Czech Republic. Product sales to VARs and licensees include the Company's optical memory cards, the Company's system software, optical card read/write drives, and add-on peripherals made by other companies (such as equipment for adding a digitized photo, fingerprint, hand template, or signature to the cards). The VARs/licensees may add application software, personal computers (PCs), and other peripherals, and then resell these products integrated into data systems.

      In order to upgrade its customer base, the Company is continuing its efforts to recruit new VARs/licensees and eliminate nonproductive VARs. The Company provides customer technical support and system software to assist VARs and licensees.

      Software is an important factor in developing the commercial markets for optical memory cards. The Company's system software consists of optical card interface software/device drivers, file systems, software development tools, demonstration software, and an application software program. To date, the Company's software development has been completed concurrent with the establishment of technological feasibility and, accordingly, all software development costs have been charged to research and development expense in the accompanying statements of income.

      The Company's VARs and/or their customers develop the application software for specific end-user applications. Several VARs have written optical card software programs for applications such as automobile warranty and maintenance records, cargo manifesting, digital optical key systems, admissions/ID, data logging systems, and various medical-related applications such as health history cards. The Company sells an application software program that it completed during fiscal 2000 in coordination with an existing commercial software company, for personalization (printing and encoding) of the LaserCard.

      Optical memory cards are used in conjunction with a card read/write device that connects to a personal computer. The read/write drive is integrated as a PC logical drive and has drive-letter access in the same manner as floppy disk drives. The price, performance, and availability of read/write drives are factors in the commercialization of optical cards. The Company sells read/write drives for less than three thousand dollars per unit, and these units generally include the Company's interface software/device drivers.

      During the past fiscal year, the Company established its own capabilities in read/write drive assembly and design in the United States. Previously, the Company purchased assembled drives from a licensee in Japan, Nippon Conlux Co., Ltd. ("Conlux"), its sole supplier. The Company now has completed the acquisition for cash of Conlux's read/write drive manufacturing facility (manufacturing tooling, equipment, etc.), has transferred the facility to Mountain View, California, and is producing drives locally. Initially, the Company purchased sets of parts from Conlux for assembly in the United States. Currently, the Company is qualifying vendors for parts that will be purchased for the next-generation read/write drive. The creation of this read/write drive production capability reduced pretax profits for the fiscal year 2000 by about $1 million as a result of increased cost of sales and research and engineering expenses. Also, related capital investments totaled about $1 million, and an investment in parts and subassembly inventory for the drives totaled about $2 million. With the read/write drive assembly and design now under the Company's direct control, lower cost drives, customer-optimized drive systems, and drive systems with advanced security features are expected to emerge.

      The Company maintains an inventory of read/write drives and sets of drive parts that it believes are adequate to meet customer demand. However, an interruption in the supply of read/write drive parts or difficulties encountered in read/write drive assembly could cause a delay in shipments of drives and optical memory cards and a possible loss of sales, which would adversely affect operating results.

      Workstation Revenues. The Company recorded revenues of $820,000 for fiscal 1998 for the delivery of six prototype multi-technology card readers ("multi-technology card workstations") for an existing customer. These multi-technology card workstations can write and/or read cards that have one or more of the following technologies: optical memory stripe, IC chip, magnetic stripe, OCR-B (optical character recognition), and 2-dimensional bar code. Costs for the development and manufacture of these workstations were charged to cost of sales. There were no revenues of this type for fiscal 1999 or fiscal 2000.

      License Revenues. Revenues from license fees were $119,000 for fiscal 2000, $700,000 for fiscal 1999, and $400,000 for fiscal 1998. Fiscal 2000 license revenues consisted of the revenue earned on a license that allows a licensee in Italy to assemble read/write drives from parts kits provided by the Company. Fiscal 1999 license revenues included $200,000 from an agreement to provide technical information and $500,000, which together with a prior-year payment completed the purchase of a nonexclusive license for optical memory card distribution for a Switzerland-based company. Optical memory card distribution licenses grant the right to purchase cards at the Company's most favorable pricing. Fiscal 1998 license revenue included $400,000 from the sale of a patent license. License fees received by the Company are unconditional and nonrefundable. The Company does not rely on license fees to finance operations.

      Royalty Revenues. Royalty revenues were $25,000 for fiscal 2000, $48,000 for fiscal 1999, and $17,000 for fiscal 1998. The Company cannot predict whether or when equipment or card sales by its licensees will result in material royalties to the Company. Therefore, the Company is not relying on royalty income and does not expect it to be a significant factor in the near term.

Backlog

      As of March 31, 2000, the backlog for LaserCard optical memory cards was approximately $4.8 million. About 80% of the Company's March 31, 2000 card backlog is for U.S. government orders.

      On April 13, 2000, the Company announced the receipt of a commercial (non-government) order for optical memory cards totaling $4.5 million.

      On June 7, 2000, the Company announced that it was awarded a U. S. government subcontract with an authorized maximum of $81 million over a period of up to five years. The subcontract was received by the Company through a LaserCard VAR that is a U.S. government prime contractor, under a competitively bid, government procurement contract. Under the subcontract, the Company will supply up to 24 million LaserCard optical memory cards at an average selling price of about $3.40 per card. The subcontract for 24 million optical memory cards provides that each order release to the Company will be for quantities of not less than one million cards per order, under an initial one-year contract period and four additional one-year contract options. The first million-card order under the subcontract was received by the Company following the subcontract award, thereby raising the current total optical card backlog to about $10 million as of June 8, 2000. Deliveries through December 2000 from this $10 million backlog of released orders are estimated to average about 350,000 cards per month.

Margins

      The gross margin on product sales for fiscal 2000 was 45% compared with 49% for fiscal 1999 and 44% for fiscal 1998. Gross profit increased by $193,000 for fiscal 2000 compared with fiscal 1999. For fiscal 2000, read/write drive gross profit decreased by about $229,000 due to the following: (a) read/write drive selling prices were reduced to stimulate sales and (b) read/write drive costs increased due to the yen/dollar exchange rate and staffing and overhead costs for in-house production of read/write drives. The Company's gross margin on sales of read/write drives as currently designed will be negligible through March 31, 2001. Gross profit on cards increased approximately $540,000 for fiscal 2000 compared with the same period last year, due to higher card sales volume.

Income and Expenses

      Selling, General, and Administrative Expenses (SG&A). SG&A expenses were $3,996,000 for fiscal 2000, $3,698,000 for fiscal 1999, and $2,978,000 for fiscal 1998. The $298,000 increase in SG&A spending for fiscal 2000 primarily consists of $170,000 for marketing and customer service and a $117,000 increase in patent amortization expense. The Company believes that SG&A expenses for fiscal 2001 will increase compared with fiscal 2000, due mainly to increases in marketing and patent amortization expenses.

      Research and Engineering Expenses (R&E). Research and engineering expenses were $1,299,000 for fiscal 2000 compared with $456,000 for fiscal 1999 and $435,000 for fiscal 1998. Approximately 80% of the increase in R&E spending for fiscal 2000 is due to read/write drive manufacturing engineering and product development. The Company anticipates that R&E expenses for fiscal 2001 will increase compared with fiscal 2000, due mainly to optical card read/write drive development.

      Other Income and Expense. Total net other income for fiscal 2000 was $388,000 compared with $268,000 for fiscal 1999 and $154,000 for fiscal 1998. Total net other income for fiscal 2000 consisted of $383,000 of interest income. For fiscal 1999, total net other income consisted of $319,000 of interest income and a $44,000 loss for miscellaneous items. Net other income for fiscal 1998 included $148,000 in interest income and a $16,000 gain for miscellaneous items. Interest expense was $1,000 for fiscal 2000, $7,000 for fiscal 1999, and $10,000 for fiscal 1998.

      Income Taxes. The Company recorded a $2,537,000 income tax benefit for fiscal 2000 versus a $128,000 income tax expense for fiscal 1999 and an income tax expense of $68,000 for fiscal 1998. The income tax benefit for fiscal 2000 included a credit of $2,618,000 due to the change in the deferred tax asset discussed below, partially offset by an $81,000 expense for alternative minimum taxes.

      The Company has a valuation allowance which reduces its deferred tax asset. The Company believes that, more likely than not, at least a portion of this income tax asset will be realized and, therefore, has reduced the valuation allowance against it. The reduction in the valuation allowance reduces the provision for income taxes on the statement of operations. Approximately $7 million of the valuation allowance is available to reduce future income tax expense. Also, if realized, the total deferred tax asset remaining at March 31, 2000 of $13,100,000 will reduce future income tax payments, but only $7 million of this amount will reduce future reported income tax expense. There are timing differences between when certain items are included in book income and when the same items are included on income tax returns. Therefore, tax payments or credits often occur in different periods than when an income tax expense or benefit is included in the statement of operations.

LIQUIDITY AND CAPITAL RESOURCES

      As of March 31, 2000, the Company had cash, cash equivalents, and short-term investments of $8,221,000, a current ratio of 4.8 to 1, and no long-term debt.

      Net cash provided by operating activities was $2,674,000 for fiscal 2000 and $4,292,000 for fiscal 1999 compared with $71,000 used for operating activities for fiscal 1998. The reduction for fiscal 2000 compared with fiscal 1999 is due mainly to cash used for read/write drive-related inventory purchases, primarily for components and parts for read/write drive assembly, which totaled approximately $1.7 million for fiscal 2000. Other than quarterly fluctuations, the Company does not anticipate an increase in its investment in read/write drive-related inventory for fiscal year 2001. The fiscal 1999 change in comparison with fiscal 1998 was due mainly to the increase in card sales. Fluctuations in operating assets and liabilities will use cash in some quarters and provide cash in other quarters. The current level of revenues is sufficient to generate cash from operations after expenses. Losses would occur if both of the Company's largest U.S. government programs were to be delayed, canceled, or not extended and not be replaced by other card orders or other sources of income.

      The Company has not established a line of credit and has no current plans to do so. The Company may negotiate a line of credit if and when it becomes appropriate, although no assurance can be made that such financing would be available, if needed.

      As a result of the $5,360,000 profit recorded for fiscal 2000, the Company's accumulated deficit was reduced to $16,276,000 and stockholders' equity increased to $20,991,000.

      Net cash used for investing activities was $8,539,000 for fiscal 2000, $2,131,000 for fiscal 1999, and $1,805,000 for fiscal 1998. These amounts include purchases of property and equipment (discussed below) of $1,986,000 for fiscal 2000, $1,446,000 for fiscal 1999, and $1,723,000 for fiscal 1998; and
increases in patents and other intangibles of $1,150,000 for fiscal 2000, $685,000 for fiscal 1999, and $82,000 for fiscal 1998. During fiscal 2000, the Company began investing in short-term investments, consisting primarily of commercial paper, resulting in $5,403,000 classified as short-term investments at March 31, 2000. Cash plus short-term investments increased to $8,221,000 at March 31, 2000 compared with $8,066,000 one year earlier.

      For card production, the Company added capital equipment and leasehold improvements of approximately $1 million during fiscal 2000. The Company's card production capacity reached 7 million cards per year at March 31, 2000, for the production of state-of-the-art optical memory cards. This capacity will be further expanded during fiscal year 2001. The Company plans to purchase additional production equipment in a series of steps as optical memory card orders expand to justify production capacity increases, to a rate of up to 25 million cards per year. In addition to investment used for expansion, the Company will make additional capital expenditures for cost savings, quality improvements, and other purposes. The Company believes that during the next few years, capital expenditures will be a minimum of $1.5 million per year for card production equipment and automatic inspection equipment.

      In connection with read/write drive manufacturing and design, the Company added capital equipment and leasehold improvements of approximately $650,000 during fiscal 2000. In addition, during fiscal 2000, the Company capitalized approximately $360,000 in costs associated with the transfer from Conlux of read/write drive designs. Additional capital investments will be made during fiscal 2001.

      Net cash provided by financing activities was $617,000 for fiscal 2000, $1,075,000 for fiscal 1999, and $3,790,000 for fiscal 1998. Financing activities consisted of sales of common stock through stock plans in the amounts of $617,000 for fiscal 2000, $1,075,000 for fiscal 1999, and $1,910,000 for fiscal
1998; and proceeds from the private placement of common stock in the amount of $1,880,000 for fiscal 1998.

FORWARD-LOOKING STATEMENTS

      Certain statements made in this report relating to plans, objectives, and economic performance go beyond historical information and may provide an indication of future results. To that extent, they are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and each is subject to factors that could cause actual results to differ from those in the forward-looking statement. The Company's business plan depends upon the initiation and growth of new programs utilizing the Company's card products and is subject to adverse economic and technological developments. There can be no assurances that any new or existing VAR or licensee company will be successful in its markets or that it will place follow-on orders with the Company for additional quantities of cards and systems. The Company's estimate of card deliveries to its primary customers depends upon the issuance of corresponding order releases by such customers, which have the right to withhold releases, to reduce the quantities released, and to extend delivery dates. There is no assurance that the Company's read/write drive assembly and design operations will result in lower cost drives with advanced features. The ability of the Company to maintain a profitable level of optical memory card sales is subject to risks and uncertainties, including reliance on U.S. government business; customer diversification, expansion, and lengthy sales cycles; the ability to economically produce optical card read/write drives at lower cost and in greater quantity; sources of supply; technological change; patent protection; competition; and the economic configuration and operation of the Company's card manufacturing facility for increased output levels. Such factors are described above, in Item 1 of this Form 10-K, and in other documents filed by the Company from time to time with the Securities and Exchange Commission.

ITEM 7A. MARKET RATE RISKS

      Not applicable.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Drexler Technology Corporation:

      We have audited the accompanying consolidated balance sheets of Drexler Technology Corporation (a Delaware corporation) and subsidiaries as of March 31, 1999 and 2000, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended March 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Drexler Technology Corporation and subsidiaries as of March 31, 1999 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2000, in conformity with accounting principles generally accepted in the United States.

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


                                             /s/ ARTHUR ANDERSEN LLP

San Jose, California
April 27, 2000

                 DREXLER TECHNOLOGY CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                             March 31, 1999 and 2000
               (In thousands, except share and per share amounts)

                                                                                1999       2000
                                                                                ----       ----
                                     ASSETS
Current assets:
    Cash and cash equivalents ...........................................   $  8,066    $  2,818
    Short-term investments ..............................................         --       5,403
    Accounts receivable, net of product return reserve of $300 in 1999
       and $500 in 2000 .................................................      1,061       1,435
    Note receivable .....................................................        150         150
    Inventories .........................................................      1,909       4,419
    Other current assets ................................................        299         264
                                                                            --------    --------
       Total current assets .............................................     11,485      14,489
                                                                            --------    --------
Property and equipment, at cost .........................................     16,549      17,122
    Less--accumulated depreciation and amortization .....................    (12,926)    (12,398)
                                                                            --------    --------
       Property and equipment, net ......................................      3,623       4,724

Patents and other intangibles, net ......................................      1,308       2,124
Note receivable .........................................................        150          --
Deferred tax asset, net .................................................         --       2,643
                                                                            --------    --------
            Total assets ................................................   $ 16,566    $ 23,980
                                                                            ========    ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable ....................................................   $    976    $    951
    Accrued payroll costs ...............................................        369         367
    Deferred revenue ....................................................         --         397
    Advance payments from customers .....................................         36       1,118
    Income taxes payable ................................................         99          --
    Other accrued liabilities ...........................................        132         156
                                                                            --------    --------
       Total current liabilities ........................................      1,612       2,989
                                                                            --------    --------

Commitments and contingencies (Note 6)
    Stockholders' equity:
    Preferred stock, $.01 par value:
       Authorized--2,000,000 shares
       Outstanding--none ................................................         --          --
    Common stock, $.01 par value:
       Authorized--15,000,000 shares
       Outstanding--9,794,180 shares in 1999 and 9,864,103 shares in 2000         98          99
  Additional paid-in capital ..............................................   36,485      37,168
  Accumulated deficit .....................................................  (21,629)    (16,276)
                                                                            --------    --------
       Total stockholders' equity .......................................     14,954      20,991
                                                                            --------    --------

            Total liabilities and stockholders' equity ..................   $ 16,566    $ 23,980
                                                                            ========    ========

   The accompanying notes are an integral part of these financial statements.

                 DREXLER TECHNOLOGY CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                Fiscal Years Ended March 31, 1998, 1999, and 2000
                    (In thousands, except per share amounts)

                                                                     1998        1999        2000
                                                                     ----        ----        ----

Revenues ......................................................   $ 11,081    $ 15,850    $ 17,092

Costs and expenses:
    Cost of sales .............................................      5,923       7,709       9,362
    Selling, general, and administrative expenses .............      2,978       3,698       3,996
    Research and engineering expenses .........................        435         456       1,299
                                                                  --------    --------    --------
         Total costs and expenses .............................      9,336      11,863      14,657
                                                                  --------    --------    --------
             Operating income .................................      1,745       3,987       2,435

Other income and expense:
    Other income (expense), net ...............................         16         (44)          6
    Interest income ...........................................        148         319         383
    Interest expense ..........................................        (10)         (7)         (1)
                                                                  --------    --------    --------
         Total other income, net ..............................        154         268         388
                                                                  --------    --------    --------

             Income before income taxes .......................      1,899       4,255       2,823

Provision (benefit) for income taxes ..........................         68         128      (2,537)
                                                                  --------    --------    --------

             Net income .......................................   $  1,831    $  4,127    $  5,360
                                                                  ========    ========    ========

Net income per share:
             Basic ............................................   $    .19    $    .42    $    .55
             Diluted ..........................................   $    .19    $    .41    $    .54

Weighted average number of common
   and common equivalent shares:
             Basic ............................................      9,391       9,748       9,812
             Diluted ..........................................      9,677      10,007       9,935

   The accompanying notes are an integral part of these financial statements.

                 DREXLER TECHNOLOGY CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
               Fiscal Years Ended March 31, 1998, 1999, and 2000
                    (In thousands, except per share amounts)

                                                  Common Stock          Additional        Accumulated
                                                Shares     Amount     Paid-In Capital       Deficit     Total
                                                ------     ------     ---------------       -------     -----
Balance, March 31, 1997 ....................      9,150    $     91      $ 31,516          $(27,548)   $  4,059
     Shares issued under stock option
         and stock purchase plans ..........        291           3         1,907                --       1,910
     Compensation related to
         stock plan activity ...............         --          --            29                --          29
     Shares issued under private placement
         at $9.50 per share, net of issuance
         costs of $20 ......................        200           2         1,878                --       1,880
     Net income ............................         --          --            --             1,831       1,831
                                               --------    --------      --------          --------    --------

Balance, March 31, 1998 ....................      9,641          96        35,330           (25,717)      9,709
     Shares issued under stock option
         and stock purchase plans ..........        159           2         1,133                --       1,135
     Shares received for payment of
         stock options .....................         (6)         --           (21)              (39)        (60)
     Compensation related to
         stock plan activity ...............         --          --            43                --          43
     Net income ............................         --          --            --             4,127       4,127
                                               --------    --------      --------          --------    --------

Balance, March 31, 1999 ....................      9,794          98        36,485           (21,629)     14,954
     Shares issued under stock option
         and stock purchase plans ..........         72           1           521                --         522
     Shares received for payment of
         stock options .....................         (2)         --            (6)               (7)        (13)
     Income tax benefit arising from
         stock option plan .................         --          --           108                --         108
     Compensation related to
         stock plan activity ...............         --          --            60                --          60
     Net income ............................         --          --            --             5,360       5,360
                                               --------    --------      --------          --------    --------

Balance, March 31, 2000 ....................      9,864    $     99      $ 37,168          $(16,276)   $ 20,991
                                               ========    ========      ========          ========    ========

   The accompanying notes are an integral part of these financial statements.

                 DREXLER TECHNOLOGY CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                Fiscal Years Ended March 31, 1998, 1999, and 2000
                                 (In thousands)

                                                                        1998       1999       2000
                                                                        ----       ----       ----
Cash flows from operating activities:
  Net income .......................................................   $ 1,831    $ 4,127    $ 5,360
  Adjustments to reconcile net income to net cash
      provided by (used for) operating activities:
    Depreciation and amortization ..................................       619        887      1,219
    Provision for doubtful accounts receivable .....................        --         14         44
    Provision for product return reserve ...........................       260         40        218
    Compensation related to stock plan activity ....................        29         43         60
    Increase in deferred tax asset .................................        --         --     (2,643)

  Changes in operating assets and liabilities:
    Increase in accounts receivable ................................      (690)       (70)      (636)
    (Increase) decrease in notes receivable ........................        --       (300)       150
    Increase in inventories ........................................      (618)      (439)    (2,510)
    (Increase) decrease in other assets ............................       (11)       (83)        35
    Increase (decrease) in accounts payable and accrued expenses ...       229        500       (102)
    Increase (decrease) in advance payments from customers .........    (1,720)      (427)     1,082
    Increase in deferred revenue ...................................        --         --        397
                                                                       -------    -------    -------

      Net cash provided by (used for) operating activities .........       (71)     4,292      2,674
                                                                       -------    -------    -------

Cash flows from investing activities:
  Purchases of property and equipment ..............................    (1,723)    (1,446)    (1,986)
  Increase in patents and other intangibles ........................       (82)      (685)    (1,150)
  Investment in commercial paper (Note 2) ..........................        --         --     (5,403)
                                                                       -------    -------    -------

      Net cash used for investing activities .......................    (1,805)    (2,131)    (8,539)
                                                                       -------    -------    -------

Cash flows from financing activities:
  Proceeds from sale of common stock ...............................     1,880         --         --
  Proceeds from sale of common stock through stock plans,
    including income tax benefit ...................................     1,910      1,075        617
                                                                       -------    -------    -------

      Net cash provided by financing activities ....................     3,790      1,075        617
                                                                       -------    -------    -------

      Net increase (decrease) in cash and cash equivalents .........     1,914      3,236     (5,248)

Cash and cash equivalents:
  Beginning of year ................................................     2,916      4,830      8,066
                                                                       -------    -------    -------
  End of year (Note 2) .............................................   $ 4,830    $ 8,066    $ 2,818
                                                                       =======    =======    =======

Supplemental disclosures--cash payments for the following items are:
  Income taxes .....................................................   $     5    $    88    $    94
                                                                       =======    =======    =======
  Interest .........................................................   $    10    $     7    $     1
                                                                       =======    =======    =======

   The accompanying notes are an integral part of these financial statements.

                 DREXLER TECHNOLOGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2000

1. Organization and Operations

      Drexler Technology Corporation and its wholly owned subsidiary, LaserCard Systems Corporation, (the "Company") develop, manufacture, and market optical data storage products used with personal computers for information recording, storage, and retrieval. The Company's customers are mainly value-added reseller
(VAR) companies, in the United States and other countries, that develop commercial applications for LaserCard(R) products. Target markets for these products include consumer, business, and government applications for portable, recordable, unitary record cards. These applications include U.S. immigration "Green Cards," border-crossing "Laser Visa" cards, cargo manifests, access cards, healthcare record cards, and identification cards.

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

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      Fiscal Period. For purposes of presentation, the Company has indicated its accounting period as ending on March 31 and its interim quarterly periods as ending on the corresponding month end. The Company, in fact, operates and reports quarterly periods ending on the Friday closest to month end. Fiscal 1998 was a 53-week year. Fiscal 1999 and 2000 were 52-week years.

      Notes Receivable. During March 1999, the Company entered into two equal promissory notes totaling $300,000 securing an obligation due to the Company from one party. The notes bear interest at 5% per annum. One note matured on March 31, 2000, and full payment was received. The other note matures on March 31, 2001. As of March 31, 2000, the fair value of the note receivable approximated the carrying value.

      Cash, Cash Equivalents, and Short-term Investments. The Company considers all highly liquid investments, consisting primarily of commercial paper with original maturities of three months or less, to be cash equivalents. All investments with original maturities of more than three months but less than one year, are classified as short-term investments. During the fiscal 2000 second quarter ended September 30, 1999, the Company began investing in short-term investments, consisting primarily of commercial paper, resulting in $5,403,000 classified as short-term investments at March 31, 2000. Management determines the appropriate classification of debt and equity securities at the time of purchase and reevaluates such designation as of each balance sheet date. As of March 31, 2000, all marketable securities have been classified as held-to-maturity and consisted of commercial paper.

      Inventories. Inventories are stated at the lower of cost or market, with cost determined on a first-in, first-out basis and market based on the lower of replacement cost or estimated realizable value. The components of inventories as of March 31 are (in thousands):

                                                   1999       2000
                                                   ----       ----
                Raw materials ...............    $  976     $2,851
                Work-in-process .............       310        658
                Finished goods ..............       182        745
                Systems and components
                   held for resale ..........       441        165
                                                 ------     ------
                                                 $1,909     $4,419
                                                 ======     ======

      Property and Equipment. The components of property and equipment as of March 31 are (in thousands):

                                                 1999           2000
                                                 ----           ----
          Equipment and furniture ........    $14,030        $15,024
          Leasehold improvements .........      2,519          2,098
                                              -------        -------
                                              $16,549        $17,122
                                              =======        =======

      Depreciation is provided over the estimated useful lives (four to seven years) of equipment and furniture using the double-declining balance and straight-line methods. Leasehold improvements are amortized over the shorter of the life of the asset or the life of the lease using the straight-line method.

      Patent Costs. Legal expenses incurred in connection with patents are capitalized and amortized over the estimated remaining useful lives of the patents of six to seventeen years. Costs incurred in connection with other intangibles are amortized using the straight-line method over three years.

      Gross patent expenditures capitalized and accumulated amortization as of March 31 are as follows (in thousands):

                                                 1999           2000
                                                 ----           ----
          Gross patent and other
            intangible expenditures.......  $   3,152        $ 4,302
          Accumulated amortization........     (1,844)        (2,178)
                                            ---------        -------
                                            $   1,308        $ 2,124
                                            =========        =======

      The Company assesses the need to record impairment losses on long-lived assets used in operations when indicators of impairment are present. On an ongoing basis, the Company reviews the value and period of amortization or depreciation of long-lived assets. To date, the Company has not needed to record any impairment losses on long-lived assets.

      Software Development Costs. In accordance with Statement of Financial Accounting Standards (SFAS) No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed," development costs incurred in the research and development of new software products are expensed as incurred until technological feasibility in the form of a working model has been established. To date, the Company's software development has been completed concurrent with the establishment of technological feasibility and, accordingly, all software development costs have been charged to research and development expense in the accompanying statements of income.

      Advance Payments from Customers. The Company customarily receives advance payments on orders placed by its customers. The advance payments are recorded as a liability on the balance sheet until the related orders are shipped.

      Revenue Recognition. Product sales primarily consist of card sales and sales of read/write drives. The Company generally recognizes revenue from product sales at the time of shipment. Where appropriate, provision is made at that time for estimated warranty costs. Due to significant increases in volume during fiscal 1998, the Company established a product-return reserve for estimated returns.

      During fiscal 1998, the Company recorded $820,000 of revenues for the delivery of six prototype multi-technology card readers to an existing customer. Costs for the development and manufacture of these workstations were charged to cost of sales. There were no revenues of this type in fiscal 1999 or fiscal 2000.

      License revenue, which consists of front-end license fees and long-term royalty payments, is recognized as revenue when realized. The cost of license revenue is not material and is included in selling, general, and administrative expenses.

      Fiscal 1998 license revenue included $400,000 from the sale of a patent license. Fiscal 1999 license revenue included $200,000 from an agreement to provide technical information and $500,000 from the same party to complete the purchase of a nonexclusive license for optical memory card distribution, which grants the right to purchase such cards at the Company's most favorable pricing. Fiscal 2000 license revenue included $119,000 realized from the sale of a license to assemble optical card reader/writers using parts kits supplied by the Company.

      Stock-Based Compensation. Effective April 1, 1996, the Company adopted the disclosure provisions of SFAS 123, "Accounting for Stock-Based Compensation." In accordance with the provisions of SFAS 123, the Company applies Accounting Principles Board Opinion (APB) No. 25 and related interpretations in accounting for its stock option plan. Note 5 to the consolidated financial statements contains a summary of the pro forma effects on reported net income and earnings per share for fiscal 1998, 1999, and 2000 based on the fair value of the options at date of grant, as prescribed by SFAS 123.

      Recent Accounting Pronouncements. In June 1997, the Financial Accounting Standards Board (FASB) issued SFAS 130, "Reporting Comprehensive Income," which establishes standards for reporting comprehensive income and its components (revenues, expenses, gains, and losses) in financial statements. SFAS 130 requires classification of other comprehensive income in a financial statement, and the display of the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital. SFAS 130 is effective for fiscal years beginning after December 15, 1997. The Company adopted SFAS 130 in the quarter ended June 30, 1998. For the fiscal years ended March 31, 1999 and 2000, comprehensive income equaled net income.

      In June 1997, the FASB also issued SFAS 131, "Disclosures about Segments of an Enterprise and Related Information." This pronouncement establishes standards for reporting information about operating segments in annual financial statements and requires that enterprises report selected information about operating segments in interim financial reports to shareholders. SFAS 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Company adopted SFAS 131 in the fiscal year ended March 31, 1999. The Company operates in one industry segment--the development, manufacture, and sale of optical data products used for digital data storage. As a result, the adoption of SFAS 131 had no impact on the Company's disclosures.

      In June 1998, the FASB issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and hedging activities. It applies for the quarter beginning January 1, 2001. The Company does not currently hold any derivative instruments and does not engage in hedging activities. Therefore, the adoption of SFAS 133 is not expected to impact the Company's consolidated financial position or results of operations.

      In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition." SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. The Company believes that its current revenue recognition policies comply with SAB 101.

      In March 2000, the FASB issued Financial Standards Board Interpretation
(FIN) No. 44, "Accounting for Certain Transactions Involving Stock Compensation--an Interpretation of APB Opinion No. 25." FIN 44 addresses the application of APB 25 to clarify, among other issues, (a) the definition of employee for purposes of applying APB 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions cover specific events that occur after either December 15, 1998, or January 12, 2000. To the extent FIN 44 covers events occurring during the period after December 15, 1998, or January 12, 2000, but before the effective date of July 1, 2000, the effects of applying the interpretation will be recognized on a prospective basis from July 1, 2000. The Company currently is evaluating FIN 44 and does not expect that it will have a material effect on its financial position or results of operations.

      Reclassifications. Certain reclassifications were made to the prior year presentation to conform with the current year presentation.

3. Earnings Per Share

      The Company computes earnings per share in accordance with SFAS 128, "Earnings Per Share." SFAS 128 requires companies to compute net income per share under two different methods, basic and diluted, and present per share data for all periods in which a statement of income is presented. Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding. Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding. Common stock equivalents consist of stock options using the treasury stock method.

      The reconciliation of the numerators and denominators of the basic and diluted earnings per share computation for fiscal years 1998, 1999, and 2000 is shown below (in thousands, except per share data):

                                                                                        Fiscal Year
                                                                                        -----------

                                                                                   1998      1999      2000
                                                                                   ----      ----      ----
Net income ..................................................................   $ 1,831   $ 4,127   $ 5,360
                                                                                =======   =======   =======
Basic earnings per share:
  Weighted average common shares outstanding ................................     9,391     9,748     9,812
                                                                                -------   -------   -------
Basic earnings per share ....................................................   $   .19   $   .42   $   .55
                                                                                =======   =======   =======
Diluted earnings per share:
  Weighted average common shares outstanding ................................     9,391     9,748     9,812
  Weighted average common stock option grants ...............................       286       259       123
                                                                                -------   -------   -------
  Weighted average common shares and common stock equivalents outstanding ...     9,677    10,007     9,935
                                                                                -------   -------   -------
Diluted earnings per share ..................................................   $   .19   $   .41   $   .54
                                                                                =======   =======   =======

      Because they have an exercise price greater than the average market value for the periods, stock options representing 407,950 shares are excluded from the calculation of fiscal 1998 diluted earnings per share, stock options representing 561,373 shares are excluded from the calculation of fiscal 1999 diluted earnings per share, and stock options representing 1,196,841 shares are excluded from the calculation of fiscal 2000 earnings per share.

4. Major Customers and Export Sales

      Two customers each accounted for more than 10% of revenues during fiscal 1998, 1999, and 2000, as follows:

                                                Fiscal Year
                                                -----------
                                      1998           1999           2000
                                      ----           ----           ----
         Customer A ........           74%            72%            66%
         Customer B ........           15%            21%            30%

      Two substantial United States customers comprised 99% of accounts receivable at March 31, 1998 and 98% of accounts receivable at March 31, 2000. Three customers comprised 96% of accounts receivable at March 31, 1999.

      Revenues by region are as follows (in thousands):

                                                Fiscal Year
                                                -----------
                                          1998      1999      2000
                                          ----      ----      ----
               United States .......   $ 9,980   $14,825   $16,686
               Europe ..............       558       803       223
               Asia ................       462       168       128
               Rest of world .......        81        54        55
                                       -------   -------   -------
                                       $11,081   $15,850   $17,092
                                       =======   =======   =======

5. Common Stock

      Stock Option Plan. The Company has one stock option plan, the 1991 Stock Option Plan (1991 Option Plan), under which 2,146,130 shares of common stock are reserved as of March 31, 2000. The Company accounts for this plan under APB 25; accordingly, no compensation expense for stock option grants under the 1991 Stock Option Plan has been recognized in the consolidated financial statements under the provisions of APB 25. SFAS 123 requires the disclosure of pro forma net income and income per share as if the Company had adopted the fair value method as of the beginning of fiscal 1996. Under the fair value method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period. Under SFAS 123, the fair value of stock-based awards is calculated through the use of option pricing models. Such models require subjective assumptions, including future stock price volatility and estimated term. These calculations were made using the Black-Scholes option pricing model. The results are shown in the following table:

                                                         Fiscal Year
                                                         -----------
                                               1998          1999          2000
                                               ----          ----          ----
Risk-free interest rate ..............            6%            5%            6%
Expected volatility ..................           40%           35%           50%
Weighted average fair
  values of option grants ............       $ 4.33        $ 4.04        $ 4.22
Pro forma net  income ................       $  598        $2,382        $3,575
Per share ............................       $  .06        $  .24        $  .36

The calculations assume an expected option life of two to ten years. Interest rate, volatility, and other weighted-average assumptions are shown in the table. The fair value of each option grant was estimated on the date of grant. Because the SFAS 123 method of accounting has not been applied to options granted prior to April 1, 1995, the resulting pro forma compensation costs may not be representative of such costs in future years.

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

      The following table lists 1991 Option Plan activity from March 31, 1997 through March 31, 2000:

                            Options                    Weighted
                           Available   Outstanding      Average
                           for Grant     Options     Exercise Price   Per Share Price
                           ---------     -------     --------------   ---------------
Balance March 31, 1997      185,540     1,215,480       $  8.84      $  4.25 - $16.313
     Authorized ......      450,000            --
     Granted .........     (398,500)      398,500       $ 11.16      $ 9.563 - $ 15.25
     Exercised .......           --      (283,600)      $  6.52      $  4.25 - $12.625
     Expired .........       10,050       (10,050)      $ 10.96      $ 9.563 - $12.625
                           --------     ---------
Balance March 31, 1998      247,090     1,320,330       $ 10.02      $ 4.563 - $16.313
     Authorized ......      480,000            --
     Granted .........     (523,100)      523,100       $ 12.19      $10.906 - $15.563
     Exercised .......           --      (146,500)      $  7.15      $ 6.438 - $ 8.563
     Expired .........       21,924       (21,924)      $ 11.94      $ 6.938 - $ 14.75
                           --------     ---------
Balance March 31, 1999      225,914     1,675,006       $ 10.93      $ 4.563 - $16.313
                           --------     ---------
     Authorized ......      300,000            --
     Granted .........     (313,450)      313,450       $  8.00      $ 6.969 - $ 9.406
     Exercised .......           --       (54,790)      $  7.71      $ 4.563 - $12.625
     Expired .........       25,456       (25,456)      $ 10.96      $ 6.938 - $ 15.25
                           --------     ---------
Balance March 31, 2000      237,920     1,908,210       $ 10.54      $ 4.688 - $16.313
                           ========     =========

      The following table summarizes information about stock options outstanding at March 31, 2000:

                                     Options Outstanding                          Options Exercisable
                     ---------------------------------------------------    ------------------------------
                        Number       Weighted-Average       Weighted-          Number          Weighted-
     Range of        Outstanding         Remaining           Average        Exercisable         Average
  Exercise Prices    At 3/31/00      Contractual Life     Exercise Price     At 3/31/00     Exercise Price
  ---------------    ----------      ----------------     --------------     ----------     --------------
$ 4.688 - $  7.50       436,450          6.7 years            $  6.92          254,250          $  6.56
$ 8.563 - $11.813       924,020          7.7 years            $ 10.41          359,063          $ 10.08
$12.313 - $16.313       547,740          6.8 years            $ 13.65          283,374          $ 13.31
                      ---------                                                -------
      Totals          1,908,210                                                896,687
                      =========                                                =======

      Employee Stock Purchase Plan. The Company has an Employee Stock Purchase Plan (Stock Purchase Plan), under which 28,772 shares are reserved as of March 31, 2000 for future purchases by employees. Under the Stock Purchase Plan, eligible employees may designate from 2% to 6% of their compensation to be withheld for the purchase of shares of common stock at 67% of a trailing average price. The differential between fair market value and the average price of the shares sold under the Stock Purchase Plan is charged to Company operations as a compensation expense and is taxed to the employee as income. Under the Stock Purchase Plan, employees purchased 6,731 shares in fiscal 1998, 12,810 shares in fiscal 1999, and 16,857 in fiscal 2000. The average purchase price per share was $8.78 in fiscal 1998, $6.84 in fiscal 1999, and $6.06 in fiscal 2000. The weighted average fair value per share for shares purchased was $13.11 for fiscal 1998, $10.21 for fiscal 1999, and $9.63 for fiscal 2000.

6. Commitments and Contingencies

      The Company occupies its buildings under various operating leases. The rent expense relating to these buildings was approximately $373,000 for fiscal 1998, $373,000 for fiscal 1999, and $480,000 for fiscal 2000. As of March 31,
2000, future minimum rental payments relating to these leases are (in thousands):

                 Fiscal Year
                 -----------

                    2001...............................     $    974
                    2002...............................        1,089
                    2003...............................        1,099
                    2004...............................        1,126
                    2005...............................          811
                    Thereafter.........................          941
                                                            --------
                                                            $  6,040
                                                            ========

      In July and December 1998, the Company filed complaints in the U.S. District Court for the Northern District of California for infringement of certain patents owned by the Company covering digital sound encoded on motion picture film. Certain defensive counterclaims have been filed by defendants in response to these complaints. Certain costs relating to these actions are being capitalized and amortized over the remaining lives of the patents. (See Note 2.) The Company does not believe that resolution of these actions, including counterclaims, will have a material adverse effect on the financial condition of the Company.

      The Company is subject to various claims and assertions which arise in the normal course of business. In the opinion of management, the ultimate disposition of such claims and assertions will not have a material adverse impact on the financial position of the Company.

7. Income Taxes

      The provision for income taxes for fiscal 1998, fiscal 1999, and fiscal 2000 consists of the following (in thousands):

                                                    Fiscal Year
                                                    -----------

                                           1998         1999          2000
                                           ----         ----          ----
     Current provision
        Federal ....................    $    51      $    94       $    56
        State ......................         17           34           104
                                        -------      -------       -------
                                             68          128           160
     Deferred provision
        Federal ....................         --           --        (2,697)
        State ......................         --           --            --
                                        -------      -------       -------
                                             --           --        (2,697)
                                        -------      -------       -------

     Provision for income taxes ....    $    68      $   128       $(2,537)
                                        =======      =======       =======

      The Company's effective tax rate differs from the statutory rate as follows:

                                                  Fiscal Year
                                                  -----------

                                            1998     1999     2000
                                            ----     ----     ----
            Tax rate reconciliation:
               Federal statutory rate ...     34%      34%      34%
               State tax, net of federal
                   benefit ..............      6%       6%       6%
            Utilization of net operating
               loss carryforwards .......    (40%)    (40%)   (132%)
            Alternative minimum taxes ...      4%       3%       2%
                                            ----     ----     ----
                                               4%       3%     (90%)
                                            ====     ====     ====

      The major components of the net deferred tax asset as of March 31 are as follows (in thousands):

                                                1998        1999       2000
                                                ----        ----       ----
      Net operating loss carryforwards:
         Federal ..........................   $ 14,014    $ 12,845    $ 11,900
         State ............................        342          73          --
      Tax credits .........................      1,126       1,350       1,147
      Reserves and accruals not
         currently deductible
         for tax purposes .................        361         479         565
      Depreciation ........................        (91)        172         235
      Capitalized patent costs ............       (300)       (521)       (714)
      Other ...............................         (7)        (18)        (33)
                                              --------    --------    --------
         Total deferred tax asset .........     15,445      14,380      13,100
      Valuation allowance,
         provision ........................    (12,430)    (11,039)     (7,011)
      Valuation allowance,
         equity ...........................     (3,015)     (3,341)     (3,446)
                                              --------    --------    --------
      Net deferred tax asset ..............   $     --    $     --    $  2,643
                                              ========    ========    ========

      The Company has established a valuation allowance because it is uncertain that a portion of the deferred tax asset will be fully realized.

      The Company's federal net operating losses will expire at various dates from 2002 through 2012. The tax credit carryforwards will expire at various dates from 2001 through 2008, except for $304 in tax credits for alternative minimum taxes that have no expiration.

                   QUARTERLY FINANCIAL INFORMATION (Unaudited)

      The unaudited quarterly results of operations of the Company for fiscal 1999 and fiscal 2000 are as follows (in thousands, except per share amounts):

                              1st Quarter  2nd Quarter  3rd Quarter  4th Quarter
                              -----------  -----------  -----------  -----------

Fiscal 1999

  Revenues .................    $  3,846     $  3,661     $  4,056     $  4,287

  Net income ...............         975          993        1,003        1,156

  Income per share:

    Basic ..................    $    .10     $    .10     $    .10     $    .12

    Diluted ................    $    .10     $    .10     $    .10     $    .12

Fiscal 2000

  Revenues .................    $  3,741        4,252        4,321        4,778

  Net income ...............         845        1,387        1,378        1,750

  Income per share:

    Basic ..................    $    .09          .14          .14          .18

    Diluted ................    $    .09          .14          .14          .17

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

B. Section 16(a) Beneficial Ownership Reporting Compliance

      Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors, executive officers, and beneficial owners of more than 10% of the Company's common stock to file with the Commission initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. The Company typically files these reports on behalf of its directors and officers, based on information provided by them. The Company believes, based on its review of Forms 3, 4, 5, if any, and periodic written representations from reporting persons, that all officers, directors, and holders of more than 10% of the Company's common stock complied with all
Section 16(a) filing requirements for the 2000 fiscal year.

ITEM 11. EXECUTIVE COMPENSATION

      The following table discloses the total compensation paid to each of the Company's four executive officers for the three fiscal years ended March 31, 2000, for services rendered in all capacities to the Company and its subsidiaries.

                           SUMMARY COMPENSATION TABLE

                                                            Annual Compensation        Long-Term Compensation
                                                            -------------------        ----------------------

                                            Fiscal                                       Shares Underlying
Name and Principal Position                  Year       Salary ($)         Bonus ($)      Option Grants (#)
---------------------------                  ----       ----------        ---------      -----------------
Jerome Drexler                               2000      $   250,786           --                    --
  Chairman of the Board and                  1999      $   179,168           --                65,000
  Chief Executive Officer                    1998      $   164,647           --                45,000

Richard M. Haddock                           2000      $   244,476           --                    --
  President and                              1999      $   191,931           --                65,000
  Chief Operating Officer                    1998      $   173,720           --                20,000

Christopher J. Dyball                        2000      $   229,840           --                    --
  Executive Vice President; General          1999      $   174,130           --                65,000
  Manager, Card Manufacturing                1998      $   150,036           --                45,000

Steven G. Larson                             2000      $   180,682           --                    --
  Vice President of Finance                  1999      $   154,141           --                65,000
  and Treasurer                              1998      $   129,662           --                20,000

Stock Option Grants to Executive Officers

      There were no stock option grants to executive officers during the fiscal year ended March 31, 2000.

Aggregated Option Exercises and Options Held by Executive Officers

      The following table sets forth the value of options exercised by the Company's executive officers during the fiscal year ended March 31, 2000, and remaining unexercised at fiscal year end.

                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR-END OPTION VALUES

                                                  Number of Securities Underlying       Value of Unexercised
                         Shares                       Unexercised Options at          In-the-Money Options at
                       Acquired on       Value      Fiscal Year-End (#) (2, 3)         Fiscal Year-End ($)(4)
                        Exercise       Realized    ---------------------------         ----------------------
       Name               (#)           ($)(1)     Exercisable   Unexercisable      Exercisable    Unexercisable
       ----              -----         --------    -----------   -------------      -----------    -------------
Jerome Drexler           3,400         $  6,375       240,600            --         $ 1,041,760      $      --

Richard Haddock             --               --       137,466        95,334         $   620,235        204,500

Christopher Dyball          --               --       114,000       107,000         $   486,812        253,248

Steven Larson            2,031            7,410        80,035        95,334         $   269,122        206,687

----------
(1) Market value of underlying securities (based on the fair market value of the Company's common stock on The Nasdaq Stock Market(R)) at the time of their exercise, minus the exercise price.

(2) At the discretion of the Board of Directors and/or Stock Option Committee, the optionee may pay the exercise price to the Company in cash, by promissory note, or by delivering already owned shares, subject to certain conditions.

(3) Options have 10-year terms, subject to earlier termination in certain events.

(4) Market value of securities underlying in-the-money options at fiscal year end (based on $14.00 per share, the closing market price of the Company's common stock on The Nasdaq Stock Market(R) as of fiscal year end) minus the exercise price.

B. Compensation of Directors

      Each of the five directors receives a fee of $1,200 per month for serving as a director, the standard fee in effect since July of 1995. The Company also reimburses reasonable out-of-pocket expenses incurred by directors performing services for the Company.

      The Company's 1991 Stock Option Plan provides for the automatic grant of a five-year option to purchase 15,000 shares of the Company's common stock on the date any person first becomes a director. These grants to newly elected directors become exercisable in cumulative increments of one-third (1/3) each at the end of 24 months, 36 months, and 48 months from the date of grant. The 1991 Stock Option Plan further provides that on the date of the Company's annual meeting of stockholders, each non-employee director who has served as a director of the Company for the preceding six-month period and who is re-elected at the annual meeting, is automatically granted a five-year option to purchase 6,000 shares of the Company's common stock. The option share grants to the re-elected directors are exercisable in full at the time of grant. The exercise price for options granted to newly elected directors and re-elected directors is the fair market value of the Company's common stock on the effective date of the grant of the option.

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

      In the event of a merger or sale of assets or like event, the Board of Directors is empowered to make appropriate adjustments to options under the 1991 Option Plan. The Board of Directors has adopted guidelines specifying the following as adjustments that it would consider appropriate upon the occurrence of such an event:

      -- permitting optionees no less than 30 days to exercise the vested portion of their options;

      -- having the successor corporation either (a) issue to optionees replacement options for the unvested portions of options, or else
            (b) pay deferred compensation on the spread between the value of Company stock upon the occurrence of such event and the option exercise price at the time such unvested portion would have vested; and

      -- providing for vesting of 100% of the unvested portion for optionees employed by the Company for at least two years prior to such event if their employment is terminated within one year of such event by the successor corporation other than by resignation or for acts of moral turpitude.

D. Compensation Committee Interlocks and Insider Participation

      Jerome Drexler, the Company's Chief Executive Officer, is a member of the Compensation Committee. The Compensation Committee is responsible for setting the salaries of the Company's executive officers, other than the Chief Executive Officer, and for certain other management employees of the Company and its subsidiaries.

                               -------------------

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

      The Board considered a total package for the Company's Chief Executive Officer in the context of the Company's objectives and business strategy. The analysis included reviewing compensation of chief executive officers of comparable companies within similar industries. The Company's overall financial performance for fiscal 2000 was considered by the Board in evaluating the Chief Executive Officer's compensation; however, the specific performance of the Company's common stock was not a factor. In addition, the Board considered factors such as the individual's past performance and future potential. The same factors and considerations that were used in evaluating the compensation of the Chief Executive Officer were used in evaluating the compensation of the Company's other executive officers.

      The Company also maintains a Management Bonus Plan for its management employees. The Board determines the Company contribution to a bonus pool. This contribution is usually related to performance criteria such as pre-tax, pre-bonus Company earnings and licensing revenues, with various adjustments. The Chief Executive Officer then has sole discretion to allocate this bonus pool among the employees of the Company, excluding himself. The Company made no contribution to the bonus pool during fiscal 2000.

            Compensation Committee              Stock Option Committee
            ----------------------              ----------------------
                 Jerome Drexler                    Arthur H. Hausman
                   Dan Maydan                     William E. McKenna
               William E. McKenna

F. Stock Performance Chart

      In the following stock performance chart, the cumulative total return on investment for the Company's common stock over the past five fiscal years is compared with the Russell 2000 Stock Index ("Russell 2000") and the University of Chicago Center for Research in Security Prices (CRSP) Total Return Index for the Nasdaq Stock Market Electronic Components industry group ("Nasdaq Electronic Components"). The Russell 2000 is a benchmark index for small capitalization stocks. The Nasdaq Electronic Components index is used because the majority of the Company's revenues currently are derived from the sale of optical recording media (optical memory cards). The chart assumes that the value of the investment in the Company and each index was $100 on March 31, 1995, and that any dividends were reinvested.

                COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN*

                *Total Return Assumes Reinvestment of Dividends.
                    Assumes $100 Invested on March 31, 1995.

                            [STOCK PERFORMANCE CHART]

      The stock performance chart was plotted using the following data:

                                                        Fiscal Year Ending March 31,
                                    ---------------------------------------------------------------------

                                      1995        1996        1997        1998        1999        2000
                                      ----        ----        ----        ----        ----        ----
Drexler Technology Corporation ..   $  100.00   $  206.38   $  174.47   $  265.96   $  170.21   $  238.30
Russell 2000 ....................   $  100.00   $  129.04   $  135.63   $  192.62   $  161.31   $  221.46
CRSP Nasdaq Electronic Components   $  100.00   $  131.62   $  231.17   $  264.62   $  385.88   $1,141.41

         PAST RESULTS ARE NOT AN INDICATOR OF FUTURE INVESTMENT RETURNS

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

A. Principal Stockholder

      The table below shows the name, address, number of shares held, nature of ownership, and percentage of shares held as of June 23, 2000, by the only person or entity known to the Company to be the beneficial owner of more than 5% of the Company's common stock.

                                                            Number of Shares and              Percent
                  Name and Address                           Nature of Ownership             of Class
                  ----------------                           -------------------             --------
Jerome Drexler, c/o Drexler Technology Corporation,             1,170,548(1)                   11.8%
1077 Independence Avenue, Mountain View, CA 94043     Full dispositive and voting power

----------
(1) Includes 240,600 shares purchasable by exercise of option within 60 days. Does not include 297,100 shares owned by Mr. Drexler's wife and 16,250 shares held by his wife as custodian, as to all of which shares Mr. Drexler disclaims any beneficial ownership. Does not include 15,000 shares held by The Drexler Foundation, the assets of which are perpetually dedicated to charity. The power to vote and to dispose of the shares held by The Drexler Foundation is shared by the Foundation's directors, consisting of Mr. Drexler and his wife.

B. Changes in Control

      There are no arrangements in existence known to the Company which would result in a change in control of the Company.

C. Security Ownership of Management

      The following table contains information respecting the number of shares and percentage of the Company's common stock beneficially owned by each of the Company's five directors, by each executive officer of the Company, and by all executive officers and directors as a group, as of June 23, 2000. The beneficial owners of the shares have full voting and investment power, except as indicated in the table, and have addresses in care of the Company. There are no family relationships among any directors or executive officers of the Company. As of the close of business on June 23, 2000, the Company had outstanding 9,881,403 shares of common stock.

                    STOCK OWNERSHIP BY DIRECTORS AND OFFICERS

                                                                                             Director        Common       Percentage
           Name, Principal Occupation, and Other Directorships                      Age       Since          Shares        of Class
           ---------------------------------------------------                      ---       -----          ------        --------
JEROME DREXLER. ..............................................................       72        1968        1,170,548(1)      11.8%
Chairman of the Board of Directors and Chief Executive Officer of the
Company and its wholly owned subsidiary, LaserCard Systems Corporation.

ARTHUR H. HAUSMAN ............................................................       77        1981           50,392(2)        .5%
Director; private investor. Retired Chairman, President, and Chief Executive
Officer of Ampex Corporation (manufacturer of professional audio-video systems, data/ memory products, and magnetic tape). Director Emeritus of
Technology for Communications International (high-frequency antenna systems and electronic reconnaissance systems).  Director of California Amplifier,
Inc. (low-noise amplifiers).

DAN MAYDAN ...................................................................       64        1998           17,000(3)        .2%
Director. President (since 1993) and Director (since 1992) of Applied
Materials, Inc. (semiconductor manufacturing equipment). Director of
Electronics for Imaging, Inc. (software).

WILLIAM E. McKENNA ...........................................................       80        1970           65,483(2)        .7%
Director; private investor. Director of California Amplifier, Inc.
(low-noise amplifiers), Midway Games, Inc. (interactive entertainment software for the coin-operated and home markets), and WMS Industries, Inc.
(coin-operated and home video and other games).

WALTER F. WALKER .............................................................       45        1999           24,750(4)        .3%
Director. President (since 1994) of the Seattle SuperSonics National
Basketball Association basketball team, a subsidiary of Ackerley
Communications, Inc. Previously, was President (from March to September
1994) of Walker Capital, Inc. (money management firm) and Vice President
(from July 1987 to March 1994) of Goldman Sachs & Co. (investment banking firm). Director of Redhook Ale Brewery and Advanced Digital Information
Corporation (archival and backup data-storage peripherals). Trustee of Boys
& Girls Clubs of America. Also is a Chartered Financial Analyst (CFA).

RICHARD M. HADDOCK ...........................................................       48         N/A          145,878(5)       1.5%
President and Chief Operating Officer of the Company and its wholly owned subsidiary, LaserCard Systems Corporation.

CHRISTOPHER J. DYBALL ........................................................       49         N/A          124,420(6)       1.3%
Executive Vice President of the Company; General Manager, Card Manufacturing.

STEVEN G. LARSON .............................................................       50         N/A           86,190(7)        .9%
Vice President of Finance and Treasurer of the Company and its wholly owned subsidiary, LaserCard Systems Corporation.

All executive officers and directors as a group (the 8 persons named above) ...........................    1,684,661(8)      17.0%

----------
(1) Includes 240,600 shares purchasable by exercise of option within 60 days. Does not include 297,100 shares owned by Mr. Drexler's wife and 16,250 shares held by his wife as custodian, as to all of which shares Mr. Drexler disclaims any beneficial ownership. Does not include 15,000 shares held by The Drexler Foundation, the assets of which are perpetually dedicated to charity. The power to vote and to dispose of the shares held by The Drexler Foundation is shared by the Foundation's directors, consisting of Mr. Drexler and his wife.
(2)   Includes 30,000 shares purchasable by exercise of option within 60 days.
(3)   Includes 17,000 shares purchasable by exercise of option within 60 days.
(4)   Includes 6,000 shares purchasable by exercise of option within 60 days.
(5)   Includes 142,466 shares purchasable by exercise of option within 60 days.
(6)   Includes 119,000 shares purchasable by exercise of option within 60 days.
(7)   Includes 85,035 shares purchasable by exercise of option within 60 days.
(8)   Includes 670,101 shares purchasable by exercise of option within 60 days.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      None.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) List of Documents Filed as Part of this Report

      1. The Consolidated Financial Statements of the Company, filed herewith under Item 8, as follows:

                                                                           Page
                                                                          Number
                                                                          ------

            (1)   Report of Independent Public Accountants                  26

            (2)   Consolidated Balance Sheets at March 31, 1999
                  and March 31, 2000                                        27

            (3)   Consolidated Statements of Income for Fiscal
                  Years 1998, 1999, and 2000                                28

            (4)   Consolidated Statements of Stockholders' Equity
                  for Fiscal Years 1998, 1999, and 2000                     29

            (5)   Consolidated Statements of Cash Flows for Fiscal
                  Years 1998, 1999, and 2000                                30

            (6)   Notes to Consolidated Financial Statements                31

      2.    Financial Statement Schedules:

            The schedule supporting the Company's Consolidated Financial Statements, filed herewith under Item 14(d), as follows:

            Schedule                                                       Page
            Number                   Description                          Number
            ------                   -----------                          ------

               II         Valuation and Qualifying Accounts                 47

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

      3.    Exhibits:

            The Exhibits to this Report, filed herewith under Item 14(c) or incorporated by reference from other documents previously filed with the Securities and Exchange Commission, as follows:

            (1) Exhibits 3.1 and 3.2 through 3.2.7, Articles of Incorporation and By-Laws of the Company, as follows:

                  Exhibit                                            Filed Herewith or Incorporated
                  Number            Description                          Herein by Reference to
                  ------            -----------                          ----------------------
                   3.1      Articles of Incorporation            Exhibit 3.1 to Report on Form 10-Q for
                                                                 period ended September 25, 1987

                   3.2      By-Laws                              Exhibit 3.2 to Report on Form 10-Q for
                                                                 period ended September 25, 1987

                   3.2.1    By-Law amendment adopted in          Exhibit 3.2.1 to Report on Form 10-K for
                            fiscal 1991                          period ended March 31, 1992

                  Exhibit                                            Filed Herewith or Incorporated
                  Number            Description                          Herein by Reference to
                  ------            -----------                          ----------------------
                   3.2.2    By-Law amendments adopted in         Exhibit 3.2.2 to Report on Form 10-K
                            fiscal 1992                          for period ended March 31, 1992

                   3.2.3    By-Law amendment adopted in          Exhibit 3.2.2 to Report on Form 10-Q for
                            fiscal 1994                          period ended September 30, 1993

                   3.2.4    Amended and Restated By-Laws         Exhibit 3.2.4 to Report on Form 10-K for
                            as of February 21, 1997              period ended March 31, 1997

                   3.2.5    By-Law amendment adopted in          Exhibit 3.2.5 to Report on Form 10-K for
                            fiscal 1998                          period ended March 31, 1998

                   3.2.6    Amended and Restated By-Laws         Exhibit 3.2.6 to Report on Form 10-K for
                            as of May 27, 1999                   period ended March 31, 1999

                   3.2.7    Amended and Restated By-Laws         Exhibit 3.2.7 to Report on Form 10-Q for
                            as of September 24, 1999             period ended September 30, 1999

            (2)   Exhibits 10.1 through 10.6, Material Contracts, as follows:

                  Exhibit                                            Filed Herewith or Incorporated
                  Number            Description                          Herein by Reference to
                  ------            -----------                          ----------------------
                   10.1     Building lease with Renault &        Exhibit 10.8 to Report on Form 10-K
                            Handley Employees Investment         for fiscal year ended April 2, 1982
                            Company

                   10.1.1   Building lease extensions with       Exhibit 10.10 to Report on Form 10-K
                            Renault & Handley Employees          for fiscal year ended March 31, 1987
                            Investment Co.

                   10.1.2   Building lease extensions with       Exhibit 10.3.2 to Report on Form 10-K
                            Renault & Handley Employees          for fiscal year ended March 31, 1989
                            Investment Co.

                   10.1.3   Building lease extensions with       Exhibit 10.2.3 to Report on Form 10-K
                            Renault & Handley Employees          for fiscal year ended March 31, 1992
                            Investment Co.

                   10.1.4   Building lease extensions with       Exhibit 10.2.4 to Report on Form 10-K
                            Renault & Handley Employees          for fiscal year ended September 30,
                            Investment Co.                       1994

                   10.1.5   Building lease extensions with       Exhibit 10.2.5 to Report on Form 10-K
                            Renault & Handley Employees          for fiscal year ended March 31, 1998
                            Investment Co.

                   10.1.6   Building lease agreement with        Filed herewith.
                            The Milla and Raymond Handley
                            1992 Trust

                   10.2     Optical memory card manufacturing    Exhibit 4 to Report on Form 8-K dated
                            license with Canon Inc.              January 10, 1989

                   10.3     Optical memory card manufacturing    Exhibit 10.8 to Report on Form 10-K for
                            license with Optical Memory Card     fiscal year ended March 31, 1991
                            Business Corporation

                  Exhibit                                            Filed Herewith or Incorporated
                  Number            Description                          Herein by Reference to
                  ------            -----------                          ----------------------
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

                   10.5.4   Amended 1991 Stock Option Plan        Exhibit 10.1 to Report on Form 10-Q for
                                                                  period ended September 30, 1996

                   10.5.5   Amended 1991 Stock Option Plan        Exhibit 10.1 to Report on Form 10-Q for
                                                                  period ended September 30, 1997

                   10.5.6   Amended 1991 Stock Option Plan        Exhibit 10.6.6 to Report on Form 10-K for
                                                                  fiscal year ended March 31, 1998

                   10.5.7   Amendment to 1991 Stock Option Plan   Exhibit 10.1 to Report on Form 10-Q for
                                                                  period ended September 30, 1998

                   10.5.8   Amendment to 1991 Stock Option Plan   Exhibit 10.1 to Report on Form 10-Q for
                                                                  period ended September 30, 1999

                   10.6     Patent License Agreement with         Exhibit 10.6 to Report on Form 10-K for
                            Nippon Conlux Co., Ltd.               period ended March 31, 1999

            (3)    22       Subsidiaries                          Filed herewith

            (4)    24       Consent of Independent Public         Filed herewith
                            Accountants

            (5)    27       Financial Data Schedule               Filed herewith

Exhibits not listed above are not applicable to registrant.

(b) Reports on Form 8-K

      The Company did not file any Reports on Form 8-K during the quarter ended March 31, 2000.

(c) Exhibits

      Exhibits 10.1.6, 22, 24, and 27 are filed herewith.

(d) Financial Statement Schedules

      Schedule II to the Company's Consolidated Financial Statements follows immediately.

                                   SCHEDULE II

                 DREXLER TECHNOLOGY CORPORATION AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS
            For the Fiscal Years Ended March 31, 1998, 1999, and 2000

                                  Balance at        Additions        Additions                        Balance
                                  Beginning        Charged to        Charged to                        at End
          Description             of Period     Profit and Loss    Other Accounts     Deductions     of Period
          -----------             ---------     ---------------    --------------     ----------     ---------
Fiscal 1998

  Product return reserve.....   $        --        $  260,000         $     --         $     --      $ 260,000
                                ===========        ==========         ========         ========      =========

Fiscal 1999

  Product return reserve.....   $   260,000        $   40,000         $     --         $     --      $ 300,000
                                ===========        ==========         ========         ========      =========

Fiscal 2000

  Product return reserve.....   $   300,000        $  219,000         $     --         $ 19,000      $ 500,000
                                ===========        ==========         ========         ========      =========

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

      Dated: June 27, 2000

                                       DREXLER TECHNOLOGY CORPORATION


                                       By /s/ Jerome Drexler
                                          --------------------------------------
                                          Jerome Drexler, Chairman and Chief
                                          Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

       Signature                          Title                       Date
       ---------                          -----                       ----


/s/ Jerome Drexler          Chairman of the Board of Directors     June 27, 2000
------------------------    and Chief Executive Officer
Jerome Drexler              (Principal Executive Officer)


/s/ Steven G. Larson        Vice President of Finance and          June 27, 2000
------------------------    Treasurer (Principal Financial
Steven G. Larson            Officer and Principal Accounting
                            Officer)


/s/ Arthur H. Hausman       Director                               June 27, 2000
------------------------
Arthur H. Hausman


/s/ Dan Maydan              Director                               June 27, 2000
------------------------
Dan Maydan


/s/ William E. McKenna      Director                               June 27, 2000
------------------------
William E. McKenna


/s/ Walter F. Walker        Director                               June 27, 2000
------------------------
Walter F. Walker

                                  EXHIBIT INDEX

                  Exhibit
                  Number            Description
                  ------            -----------

                  10.1.6            Building Lease Agreement

                  22                Subsidiaries

                  24                Consent of Independent Public
                                    Accountants

                  27                Financial Data Schedule