Form 10-Q
period 2000-06-30
DREXLER TECHNOLOGY CORP
filed 2000-08-14
CIK 30140

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[Mark One]
|X|     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2000

                                       OR

|_|    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
               For the Transition Period from ________ to ________

                        Commission File Number: 000-6377

                         DREXLER TECHNOLOGY CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                          77-0176309
-------------------------------                     ----------------------------
(State or other jurisdiction of                           (I.R.S.  Employer
incorporation or organization)                           Identification No.)

1077 Independence Avenue, Mountain View, CA                 94043-1601
-------------------------------------------         ----------------------------
 (Address of principal executive offices)                   (Zip Code)

                                 (650) 969-7277
               ---------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. |X| Yes |_| No

        Number of outstanding shares of common stock, $.01 par value, at
                           August 8, 2000: 9,886,303

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

      It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto for the year ended March 31, 2000, included in the Company's Form 10-K Annual Report.

      The results of operations for the three months ended June 30, 2000 are not necessarily indicative of results to be expected for the entire year ending March 31, 2001.

      Fiscal Period: For purposes of presentation, the Company has indicated its accounting period as ending on March 31 and its interim quarterly periods as ending on the corresponding month end. The Company, in fact, operates and reports quarterly periods ending on the Friday closest to month end. The 13-week first quarter of fiscal 2001 ended on June 30, 2000.

      Note 1 - Cash, Cash Equivalents, and Short-term Investments: The Company considers all highly liquid investments, consisting primarily of commercial paper with original maturities of three months or less, to be cash equivalents. All investments with original maturities of more than three months but less than one year, are classified as short-term investments. During the fiscal 2000 second quarter ended September 30, 1999, the Company began investing in short-term investments, consisting primarily of commercial paper. Management determines the appropriate classification of debt and equity securities at the time of purchase and reevaluates such designation as of each balance sheet date. As of June 30, 2000, the Company had $6,518,000 classified as short- term investments, and all marketable securities have been classified as held-to-maturity and consisted of commercial paper.

      Note 2 - Inventories: Inventories are stated at the lower of cost or market, with cost determined on a first-in, first-out basis and market based on the lower of replacement cost or estimated realizable value. The components of inventories as of March 31 are (in thousands):

                                                        March 31,       June 30,
                                                          2000            2000
                                                         ------          ------
Raw materials ................................           $2,851          $2,579
Work-in-process ..............................              658             532
Finished goods ...............................              745           1,120
Systems and components
   held for resale ...........................              165              95
                                                         ------          ------
                                                         $4,419          $4,326
                                                         ======          ======

      Recent Accounting Pronouncements. In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements" and amended it in March and June 2000 with respect to the effective dates. SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. The Company believes that its current revenue recognition policies comply with SAB 101.

      In March 2000, the Financial Accounting Standards Board (FASB) issued Financial Standards Board Interpretation (FIN) No. 44, "Accounting for Certain Transactions Involving Stock Compensation--an Interpretation of APB Opinion No. 25." FIN 44 addresses the application of APB 25 to clarify, among other issues,
(a) the definition of employee for purposes of applying APB 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions cover specific events that occur after either December 15, 1998, or January 12, 2000. To the extent FIN 44 covers events occurring during the period after December 15, 1998, or January 12, 2000, but before the effective date of July 1, 2000, the effects of applying the interpretation will be recognized on a prospective basis from July 1, 2000. The Company currently is evaluating FIN 44 and does not expect that it will have a material effect on its financial position or results of operations.

      Earnings Per Share: The Company computes earnings per share in accordance with SFAS 128, "Earnings Per Share." SFAS 128 requires companies to compute net income per share under two different methods, basic and diluted, and present per share data for all periods in which a statement of income is presented. Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding. Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding. Common stock equivalents consist of stock options using the treasury stock method. The reconciliation of the numerators and denominators of the basic and diluted earnings per share computation for the three months ended June 30, 1999 and June 30, 2000 is shown in the following table (in thousands, except per share data):

                                                              1999         2000
                                                             ------      -------

Net income ............................................      $  845      $ 1,440
                                                             ======      =======

Basic earnings per share:
   Weighted average common shares outstanding .........       9,794        9,872
                                                             ------      -------
Basic earnings per share ..............................      $  .09      $   .15
                                                             ======      =======

Diluted earnings per share:
   Weighted average common shares outstanding .........       9,794        9,872

   Weighted average common shares from
         stock option grants ..........................         108          364
                                                             ------      -------

   Weighted average common shares and common
   stock equivalents outstanding ......................       9,902       10,236
                                                             ------      -------

Diluted earnings per share ............................      $  .09      $   .14
                                                             ======      =======

      Because they would be antidilutive, having an exercise price greater than the average market value for the periods, stock options representing 1,336,734 shares are excluded from the calculation of diluted earnings per share for the three months ended June 30, 1999, and stock options representing 297,200 shares are excluded from the calculation of diluted earnings per share for the three months ended June 30, 2000.

                 DREXLER TECHNOLOGY CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
               (In thousands, except share and per share amounts)

                                                                                     March 31,    June 30,
                                                                                       2000        2000
                                                                                     --------    --------
                                                                                                (Unaudited)
                                                ASSETS
Current assets:
    Cash and cash equivalents ....................................................   $  2,818    $  2,377
    Short-term investments .......................................................      5,403       6,518
    Accounts receivable ..........................................................      1,435       1,204
    Note receivable ..............................................................        150         150
    Inventories ..................................................................      4,419       4,326
    Other current assets .........................................................        264         306
                                                                                     --------    --------
       Total current assets ......................................................     14,489      14,881
                                                                                     --------    --------

Property and equipment, at cost ..................................................     17,122      17,543
    Less--accumulated depreciation and amortization ..............................    (12,398)    (12,646)
                                                                                     --------    --------
       Property and equipment, net ...............................................      4,724       4,897

Patents and other intangibles, net ...............................................      2,124       2,116
Deferred tax asset, net ..........................................................      2,643       3,395
                                                                                     --------    --------

            Total assets .........................................................   $ 23,980    $ 25,289
                                                                                     ========    ========

                                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable .............................................................   $    951    $    681
    Accrued payroll costs ........................................................        367         394
    Deferred revenue .............................................................        397         219
    Advance payments from customers ..............................................      1,118       1,150
    Income taxes payable .........................................................         --          72
    Other accrued liabilities ....................................................        156         227
                                                                                     --------    --------
       Total current liabilities .................................................      2,989       2,743
                                                                                     --------    --------

Stockholders' equity:
    Preferred stock, $.01 par value:
       Authorized--2,000,000 shares
       Outstanding--none .........................................................         --          --
    Common stock, $.01 par value:
       Authorized--15,000,000 shares
       Outstanding--9,864,103 shares at March 31, 2000 and
            9,881,403 shares at June 30, 2000 ....................................         99          99
    Additional paid-in capital ...................................................     37,168      37,283
    Accumulated deficit ..........................................................    (16,276)    (14,836)
                                                                                     --------    --------
       Total stockholders' equity ................................................     20,991      22,546
                                                                                     --------    --------

            Total liabilities and stockholders' equity ...........................   $ 23,980    $ 25,289
                                                                                     ========    ========

                 DREXLER TECHNOLOGY CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                    (In thousands, except per share amounts)

                                                                   Three Months Ended
                                                                        June 30,
                                                                    1999       2000
                                                                  -------    --------
Revenues ......................................................   $ 3,741    $  5,171

Costs and expenses:
    Cost of sales .............................................     2,163       3,014
    Selling, general, and administrative expenses .............     1,004       1,028
    Research and engineering expenses .........................       214         429
                                                                  -------    --------
       Total costs and expenses ...............................     3,381       4,471
                                                                  -------    --------

           Operating income ...................................       360         700

Other income and expense:
    Interest income ...........................................        87         112
    Interest expense ..........................................        (1)         --
                                                                  -------    --------
       Total other income, net ................................        86         112
                                                                  -------    --------

           Income before income taxes .........................       446         812

Income tax benefit ............................................      (399)       (628)
                                                                  -------    --------

           Net income .........................................   $   845    $  1,440
                                                                  =======    ========

Net income per share:
           Basic ..............................................   $   .09    $    .15
           Diluted ............................................   $   .09    $    .14

Weighted average number of common and common equivalent shares:
           Basic ..............................................     9,794       9,872
           Diluted ............................................     9,902      10,236

                 DREXLER TECHNOLOGY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (In thousands)

                                                                                        Three Months Ended
                                                                                            June 30,
                                                                                         1999       2000
                                                                                       -------    -------
Cash flows from operating activities:
   Net income ......................................................................   $   845    $ 1,440
   Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation and amortization ...............................................       263        395
       Provision for doubtful accounts receivable ..................................        --        (17)
       Increase in deferred tax asset ..............................................      (416)      (752)

   Changes in operating assets and liabilities:
       (Increase) decrease in accounts receivable ..................................      (126)       248
       (Increase) decrease in inventories ..........................................      (942)        93
       Increase in other assets ....................................................      (108)       (42)
       Increase (decrease) in accounts payable and accrued expenses ................       455       (100)
       Increase (decrease) in deferred revenue and advance payments from customers .       293       (146)
                                                                                       -------    -------

          Net cash provided by operating activities ................................       264      1,119
                                                                                       -------    -------

Cash flows from investing activities:
   Purchases of property and equipment .............................................      (648)      (430)
   Investment in patents and other intangibles .....................................       (45)      (130)
   Investment in commercial paper (Note 1) .........................................        --     (5,297)
   Maturities of commercial paper  (Note 1) ........................................        --      4,182
                                                                                       -------    -------

          Net cash used for investing activities ...................................      (693)    (1,675)
                                                                                       -------    -------

Cash flows from financing activities:
   Proceeds from sale of common stock through stock plans,
       including income tax benefit ................................................        --        115
                                                                                       -------    -------

          Net cash provided by financing activities ................................        --        115
                                                                                       -------    -------

          Net decrease in cash and cash equivalents ................................      (429)      (441)

Cash and cash equivalents:
   Beginning of period .............................................................     8,066      2,818
                                                                                       -------    -------
   End of period  (Note 1) .........................................................   $ 7,637    $ 2,377
                                                                                       =======    =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS--FISCAL 2001 FIRST QUARTER COMPARED WITH FISCAL 2000 FIRST QUARTER

Revenues

      For the fiscal 2001 first quarter ended June 30, 2000, the Company's total revenues were $5,171,000 compared with $3,741,000 for last year's first quarter.

      Product Revenues. Sales of LaserCard(R) optical memory cards and related products were $4,989,000 for the first three months of fiscal 2001 versus $3,730,000 for the comparable period last year. The Company sold approximately 1,100,000 LaserCard(R) optical memory cards for the fiscal 2001 first quarter compared with approximately 1,000,000 for last year's first quarter.

      Applications for the Company's LaserCard products include: an electronic commerce pay-per-use system combined with a medical data application in the United States; various programs in Europe and Asia, including medical-record cards, a building construction permit, and multi-function card applications; and U.S. government-related programs, including the U.S. Department of Defense cargo shipment "Automated Manifest" card, the U.S. Immigration and Naturalization Service (INS) Permanent Resident Card ("Green Card"), and the U.S. Department of State (DoS) border crossing card ("Laser Visa").

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

      Optical card-related software is an important factor in developing the commercial markets for optical memory cards. The Company's system software consists of optical card interface software/device drivers, file systems, software development tools, demonstration software, and an application software program. To date, the Company's software development has been completed concurrent with the establishment of technological feasibility and, accordingly, all software development costs have been charged to research and development expense in the accompanying statements of income.

      The Company's VARs and/or their customers develop the application software for specific end-user applications. Several VARs have written optical card software programs for applications such as automobile warranty and maintenance records, cargo manifesting, digital optical key systems, admissions/ID, data logging systems, and various medical-related applications such as health history cards. The Company sells an application software program that it completed during fiscal 2000 in coordination with an existing commercial software company, for LaserCard personalization (printing and encoding of personal data).

      Optical memory cards are used in conjunction with a card read/write drive, produced by the Company, that connects to a personal computer. The read/write drive is integrated as a PC logical drive and has drive-letter access in the same manner as floppy disk drives. The price, performance, and availability of read/write drives are factors in the commercialization of optical cards. The Company sells read/write drives for less than three thousand dollars per unit, and these units generally include the Company's interface software/device drivers.

      The Company maintains an inventory of read/write drive parts and finished drives that it believes are adequate to meet customer demand. However, an interruption in the supply of read/write drive parts or difficulties encountered in read/write drive assembly could cause a delay in shipments of drives and optical memory cards and a possible loss of sales, which would adversely affect operating results.

      License Fee Revenues. Revenues from license fees were $179,000 for the first quarter of fiscal 2001, consisting of revenue earned on a license that allows a licensee in Italy to purchase parts kits from the Company and assemble read/write drives from the parts kits. There were no license revenues in the year-ago first quarter. The Company does not rely on license fees to finance operations.

Backlog

      As of June 30, 2000, the backlog for LaserCard optical memory cards was approximately $9 million. About 54% of this backlog is for U.S. government orders.

      During the fiscal 2001 first quarter, the Company announced that it was awarded a U. S. government subcontract with an authorized maximum of $81 million over a period of up to five years. The subcontract was received by the Company through a LaserCard VAR that is a U.S. government prime contractor, under a competitively bid, government procurement contract. Under the subcontract, the Company will supply up to 24 million LaserCard optical memory cards at an average selling price of about $3.40 per card. The subcontract for 24 million optical memory cards provides that each order release to the Company will be for quantities of not less than one million cards per order, under an initial one-year contract period and four additional one-year contract options. The first million-card order under the subcontract was received by the Company in June 2000, following the subcontract award and is included in the backlog indicated in the previous paragraph.

Margins

      The gross margin on product sales for the first quarter of fiscal 2001 was 40% compared with 42% for the prior-year period. The Company's revenues included a greater percentage of read/write drives in the first quarter of fiscal 2001 than in the prior-year period. Read/write drives have a lower gross margin than cards. This change in mix accounted for the decrease in gross margin percentage even though both read/write drive margins and card margins increased individually. Gross profit increased by $408,000 for the fiscal 2001 first quarter compared with the first quarter of fiscal 2000. The gross margin on sales of read/write drives as currently designed will be negligible through March 31, 2001. However, for the three months ended June 30, 2000, read/write drive gross profit increased by about $115,000 due to the efficiency of in-house production and higher sales volume. Gross profit on cards increased approximately $320,000 for the three months ended June 30, 2000, compared with the same period last year, due to higher card sales volume and an increase in production efficiency as compared with the first quarter of last year.

Income and Expenses

      Selling, General, and Administrative Expenses (SG&A). SG&A expenses were $1,028,000 for the fiscal 2001 first quarter compared with $1,004,000 for the first quarter of fiscal 2000. The Company believes that SG&A expenses for fiscal 2001 will remain above fiscal 2000 levels, mainly due to increases in marketing and patent amortization expenses.

      Research and Engineering Expenses (R&E). Research and engineering expenses were $429,000 for the first quarter of fiscal 2001 compared with $214,000 for the year-earlier period. Approximately 84% of the increase in R&E spending for the fiscal 2001 first quarter is due to read/write drive manufacturing engineering and product development. The Company anticipates that R&E expenses will continue to increase during fiscal 2001, primarily due to optical card read/write drive development.

      Other Income and Expense. Total net other income for the first three months of fiscal 2001 was $112,000, consisting of interest income. For last year's first quarter, total net other income was $86,000, consisting of $87,000 interest income and $1,000 interest expense.

      Income Taxes. For the first quarter of fiscal 2001, the Company recorded an income tax benefit of $628,000 compared with $399,000 for last year's first quarter. The income tax benefit for the fiscal 2001 first quarter included a credit of $700,000 due to the change in the deferred tax asset (discussed below), partially offset by $72,000 for state tax expense. The income tax benefit for last year's first quarter included a credit of $416,000 due to the change in deferred tax asset, partially offset by a $17,000 expense for alternative minimum taxes payable.

      The Company has a valuation allowance which reduces its deferred tax asset. The Company believes that, more likely than not, at least a portion of this income tax asset will be realized and, therefore, has reduced the valuation allowance against it. The reduction in the valuation allowance reduces the provision for income taxes on the statement of operations. Approximately $6 million of the valuation allowance is available to reduce future income tax expense. Also, if realized, the total deferred tax asset remaining at June 30, 2000 of $12.9 million will reduce future income tax payments, but only $6 million of this amount will reduce future reported income tax expense. There are timing differences between when certain items are included in book income and when the same items are included on income tax returns. Therefore, tax payments or credits often occur in different periods than when an income tax expense or benefit is included in the statement of operations.

LIQUIDITY AND CAPITAL RESOURCES

      As of June 30, 2000, the Company had cash, cash equivalents, and short-term investments of $8,895,000, a current ratio of 5.4 to 1, and no long-term debt.

      Net cash provided by operating activities was $1,119,000 for the first three months of fiscal 2001 compared with $264,000 for last year's first three months. The increase in cash generated by operations for the fiscal 2001 first quarter as compared with last year's first quarter is due mainly to the cash invested in read/write drive inventory in last year's first quarter of $600,000. The current level of revenues is sufficient to generate cash from operations after expenses. Losses would occur if both of the Company's largest U.S. government programs were to be delayed, canceled, or not extended and not be replaced by other card orders or other sources of income.

      The Company has not established a line of credit and has no current plans to do so. The Company may negotiate a line of credit if and when it becomes appropriate, although no assurance can be made that such financing would be available, if needed.

      As a result of the $1,440,000 profit recorded for the first quarter of fiscal 2001, the Company's accumulated deficit was reduced to $14,836,000 and stockholders' equity increased to $22,546,000.

      Net cash used for investing activities was $1,675,000 for the first three months of fiscal 2001 compared with $693,000 for last year's first three months. For the first quarter of fiscal 2001, these amounts include purchases of property and equipment (discussed below) of $430,000 and increases in patents and other intangibles of $130,000. For the first quarter of fiscal 2000, net cash used for investing activities included $648,000 for purchases of property and equipment and increases in patents and other intangibles of $45,000.

      The Company considers all highly liquid investments, consisting primarily of commercial paper with original maturities of three months or less, to be cash equivalents. All investments with original maturities of more than three months but less than one year, are classified as short-term investments. During fiscal 2000, the Company began investing in short-term investments, consisting primarily of commercial paper. This resulted in $6,518,000 classified as short-term investments at June 30, 2000 compared with $5,403,000 at March 31, 2000.

      For optical memory card production, the Company added capital equipment and leasehold improvements of approximately $347,000 during the first quarter of fiscal 2001 compared with approximately $290,000 during the first quarter of fiscal 2000. The Company's card production capacity reached 7 million cards per year at March 31, 2000, and will be expanded during fiscal 2001 to approximately 11 million cards per year through an investment of about $3.2 million. The Company plans to purchase additional production equipment in a series of steps as optical memory card orders expand to justify production capacity increases, to a rate of up to 25 million cards per year. In addition to investment used for expansion, the Company will make additional capital expenditures for cost savings, quality improvements, and other purposes. The Company believes that during the next few years, capital expenditures will be a minimum of $1.5 million per year for card production equipment and automatic inspection equipment.

      In connection with read/write drive manufacturing and design, the Company added capital equipment and leasehold improvements of approximately $87,000 during the first quarter of fiscal 2001 compared with $230,000 during the first quarter of fiscal 2000. Additional capital investments will be made during fiscal 2001.

      Net cash provided by financing activities was $115,000 for the first quarter of fiscal 2001 compared with zero for last year's first quarter. Financing activities consisted of sales of common stock through stock plans.

      On July 13, 2000, the Company announced a share repurchase program under which up to 200,000 shares of common stock may be purchased by the Company from time to time in Nasdaq Stock Market transactions in an aggregate amount not exceeding $3 million.

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

             10.1          Building Lease Agreement

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

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

                       DREXLER TECHNOLOGY CORPORATION (Registrant)


Date: August 11, 2000  /s/Jerome Drexler
                       ---------------------------------------------------------
                       Jerome Drexler, Chairman of the Board of Directors
                       and Chief Executive Officer (Principal Executive Officer)


Date: August 11, 2000  /s/Steven G. Larson
                       ---------------------------------------------------------
                       Steven G. Larson, Vice President of Finance and Treasurer (Principal Financial Officer and Principal Accounting Officer)

                                  EXHIBIT INDEX

                         Exhibit
                         Number              Description
                         ------              -----------

                         10.1                Building Lease Agreement

                         27                  Financial Data Schedule