Form 10-Q
period 2000-09-30
DREXLER TECHNOLOGY CORP
filed 2000-11-06
CIK 30140

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[Mark One]
   |X|         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2000

                                       OR
   |_|         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                For the Transition Period from __________ to _________

                        Commission File Number: 000-6377

                         DREXLER TECHNOLOGY CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Delaware                                         77-0176309
-------------------------------                      ---------------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                           Identification No.)

1077 Independence Avenue, Mountain View, CA                   94043-1601
-------------------------------------------          ---------------------------
 (Address of principal executive offices)                     (Zip Code)

                                 (650) 969-7277
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. |X| Yes |_| No

         Number of outstanding shares of common stock, $.01 par value, at November 1, 2000: 9,911,051

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

      The results of operations for the six months ended September 30, 2000 are not necessarily indicative of results to be expected for the entire year ending March 31, 2001.

      Fiscal Period: For purposes of presentation, the Company has indicated its accounting period as ending on March 31 and its interim quarterly periods as ending on the corresponding month end. The Company, in fact, operates and reports quarterly periods ending on the Friday closest to month end. The 13-week second quarter of fiscal 2000 ended on October 1, 1999, and the 13-week second quarter of fiscal 2001 ended on September 29, 2000.

      Note 1 - Cash, Cash Equivalents, and Short-term Investments: The Company considers all highly liquid investments, consisting primarily of commercial paper with original maturities of three months or less, to be cash equivalents. All investments with original maturities of more than three months but less than one year, are classified as short-term investments. During the fiscal 2000 second quarter ended September 30, 1999, the Company began investing in short-term investments, consisting primarily of commercial paper. Management determines the appropriate classification of debt and equity securities at the time of purchase and reevaluates such designation as of each balance sheet date. As of September 30, 2000, the Company had $8,773,000 classified as short-term investments, and all marketable securities have been classified as held-to-maturity and consisted of commercial paper.

      Note 2 - Inventories: Inventories are stated at the lower of cost or market, with cost determined on a first-in, first-out basis and market based on the lower of replacement cost or estimated realizable value. The components of inventories are (in thousands):

                                                    March 31,    September 30,
                                                      2000           2000
                                                      ----           ----
      Raw materials ........................         $2,851         $2,209
      Work-in-process ......................            658            803
      Finished goods .......................            745            823
      Systems and components
         held for resale ...................            165            106
                                                     ------         ------
                                                     $4,419         $3,941
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

      In March 2000, the Financial Accounting Standards Board (FASB) issued Financial Standards Board Interpretation (FIN) No. 44, "Accounting for Certain Transactions Involving Stock Compensation--an Interpretation of APB Opinion No. 25." FIN 44 addresses the application of APB 25 to clarify, among other issues,
(a) the definition of employee for purposes of applying APB 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions cover specific events that occur after either December 15, 1998, or January 12, 2000. To the extent FIN 44 covers events occurring during the period after December 15, 1998, or January 12, 2000, but before the effective date of July 1, 2000, the effects of applying the interpretation will be recognized on a prospective basis from July 1, 2000. The Company adopted FIN 44 in July 2000 and this adoption did not have a material effect on the financial position or results of operations.

      Earnings Per Share: The Company computes earnings per share in accordance with SFAS 128, "Earnings Per Share." SFAS 128 requires companies to compute net income per share under two different methods, basic and diluted, and present per share data for all periods in which a statement of income is presented. Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding. Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding. Common stock equivalents consist of stock options using the treasury stock method. The reconciliation of the numerators and denominators of the basic and diluted earnings per share computation for the three months and six months ended September 30, 1999 and September 30, 2000 is shown in the following table (in thousands, except per share data):

                                                 Three Months Ended  Six Months Ended
                                                    September 30,      September 30,
                                                   1999      2000      1999      2000
                                                   ----      ----      ----      ----
Net income ...................................   $ 1,387   $ 1,654   $ 2,232   $ 3,094
                                                 =======   =======   =======   =======

Basic earnings per share:
    Weighted average common shares outstanding     9,799     9,904     9,797     9,888
                                                 -------   -------   -------   -------

Basic earnings per share .....................   $   .14   $   .17   $   .23   $   .31
                                                 =======   =======   =======   =======

Diluted earnings per share:
    Weighted average common shares outstanding     9,799     9,904     9,797     9,888
    Weighted average common shares from
    stock option grants ......................        57       636        78       506
                                                 -------   -------   -------   -------

    Weighted average common shares and common
    stock equivalents outstanding ............     9,856    10,540     9,875    10,394
                                                 -------   -------   -------   -------

Diluted earnings per share ...................   $   .14   $   .16   $   .23   $   .30
                                                 =======   =======   =======   =======

      Because they would be antidilutive, having an exercise price greater than the average market value for the periods, stock options representing 1,469,666 shares are excluded from the calculation of diluted earnings per share for the three months ended September 30, 1999, and stock options representing 303,500 shares are excluded from the calculation of diluted earnings per share for the three months ended September 30, 2000. For the same reason, stock options representing 1,444,666 shares are excluded from the calculation of diluted earnings per share for the six months ended September 30, 1999, and stock options representing 470,300 shares are excluded from the calculation of diluted earnings per share for the six months ended September 30, 2000.

                 DREXLER TECHNOLOGY CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
               (In thousands, except share and per share amounts)

                                                             March 31,  September 30,
                                                               2000        2000
                                                               ----        ----
                                                                        (Unaudited)
ASSETS

Current assets:
    Cash and cash equivalents ............................   $  2,818    $  3,118
    Short-term investments ...............................      5,403       8,773
    Accounts receivable ..................................      1,435       1,317
    Note receivable ......................................        150         150
    Inventories ..........................................      4,419       3,941
    Other current assets .................................        264         312
                                                             --------    --------
       Total current assets ..............................     14,489      17,611
                                                             --------    --------

Property and equipment, at cost ..........................     17,122      18,264
    Less--accumulated depreciation and amortization ......    (12,398)    (12,907)
                                                             --------    --------
       Property and equipment, net .......................      4,724       5,357

Patents and other intangibles, net .......................      2,124       2,135
Deferred tax asset, net ..................................      2,643       3,992
                                                             --------    --------

            Total assets .................................   $ 23,980    $ 29,095
                                                             ========    ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable .....................................   $    951    $  1,078
    Accrued payroll costs ................................        367         421
    Deferred revenue .....................................        397       1,000
    Advance payments from customers ......................      1,118       1,532
    Other accrued liabilities ............................        156         213
                                                             --------    --------
       Total current liabilities .........................      2,989       4,244
                                                             --------    --------

Stockholders' equity:
    Preferred stock, $.01 par value:
       Authorized--2,000,000 shares
       Outstanding--none .................................         --          --
    Common stock, $.01 par value:
       Authorized--30,000,000 shares
       Outstanding--9,864,103 shares at March 31, 2000 and
            9,941,051 shares at September 30, 2000 .......         99          99
    Additional paid-in capital ...........................     37,168      37,934
    Accumulated deficit ..................................    (16,276)    (13,182)
                                                             --------    --------
       Total stockholders' equity ........................     20,991      24,851
                                                             --------    --------

            Total liabilities and stockholders' equity ...   $ 23,980    $ 29,095
                                                             ========    ========

                 DREXLER TECHNOLOGY CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                    (In thousands, except per share amounts)

                                                                   Three Months Ended       Six Months Ended
                                                                      September 30,           September 30,
                                                                    1999        2000        1999        2000
                                                                    ----        ----        ----        ----
Revenues ......................................................   $  4,252    $  5,531    $  7,993    $ 10,702
                                                                  --------    --------    --------    --------

Costs and expenses:
    Cost of sales .............................................      2,357       2,872       4,520       5,886
    Selling, general, and administrative expenses .............        989       1,010       1,993       2,038
    Research and engineering expenses .........................        269         606         483       1,035
                                                                  --------    --------    --------    --------
       Total costs and expenses ...............................      3,615       4,488       6,996       8,959
                                                                  --------    --------    --------    --------

          Operating income ....................................        637       1,043         997       1,743
                                                                  --------    --------    --------    --------

Other income and expense:
    Interest income ...........................................         93         150         180         262
    Interest expense ..........................................         --          --          (1)         --
                                                                  --------    --------    --------    --------
       Total other income, net ................................         93         150         179         262
                                                                  --------    --------    --------    --------

          Income before income taxes ..........................        730       1,193       1,176       2,005

Income tax benefit ............................................       (657)       (461)     (1,056)     (1,089)
                                                                  --------    --------    --------    --------

          Net income ..........................................   $  1,387    $  1,654    $  2,232    $  3,094
                                                                  ========    ========    ========    ========

Net income per share:
          Basic ...............................................   $    .14    $    .17    $    .23    $    .31
                                                                  ========    ========    ========    ========
          Diluted .............................................   $    .14    $    .16    $    .23    $    .30
                                                                  ========    ========    ========    ========

Weighted average number of common and common equivalent shares:
          Basic ...............................................      9,799       9,904       9,797       9,888
          Diluted .............................................      9,856      10,540       9,875      10,394

                 DREXLER TECHNOLOGY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (In thousands)

                                                                                         Six Months Ended
                                                                                           September 30,
                                                                                         1999        2000
                                                                                         ----        ----
Cash flows from operating activities:
   Net income ......................................................................   $  2,232    $  3,094
   Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation and amortization ...............................................        533         807
       Provision for doubtful accounts receivable ..................................         24         (17)
       Provision for product return reserve ........................................         --         200
       Increase in deferred tax asset ..............................................     (1,077)     (1,349)
       Compensation on stock plan activity .........................................         25          40
       Tax benefit for stock option exercises ......................................         --          46

   Changes in operating assets and liabilities:
       Increase in accounts receivable .............................................        (28)        (65)
       (Increase) decrease in inventories ..........................................     (1,546)        478
       (Increase) decrease in other current assets .................................         56         (48)
       Increase (decrease) in accounts payable and accrued expenses ................       (125)        238
       Increase in deferred revenue and advance payments from customers ............        127       1,017
                                                                                       --------    --------

            Net cash provided by operating activities ..............................        221       4,441
                                                                                       --------    --------

Cash flows from investing activities:
   Purchases of property and equipment .............................................     (1,134)     (1,151)
   Investment in patents and other intangibles .....................................       (207)       (301)
   Investment in commercial paper (Note 1) .........................................     (1,959)    (12,351)
   Maturities of commercial paper (Note 1) .........................................         --       8,982
                                                                                       --------    --------

            Net cash used for investing activities .................................     (3,300)     (4,821)
                                                                                       --------    --------

Cash flows from financing activities:
   Proceeds from sale of common stock through stock plans ..........................        110         720
   Cash used to purchase common stock through an open market
       repurchase program ..........................................................         --         (40)
                                                                                       --------    --------

            Net cash provided by financing activities ..............................        110         680
                                                                                       --------    --------

            Net decrease in cash and cash equivalents ..............................     (2,969)        300

Cash and cash equivalents:
   Beginning of period .............................................................      8,066       2,818
                                                                                       --------    --------
   End of period (Note 1) ..........................................................   $  5,097    $  3,118
                                                                                       ========    ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS--FISCAL 2001 SECOND QUARTER AND FIRST SIX MONTHS COMPARED WITH FISCAL 2000 SECOND QUARTER AND FIRST SIX MONTHS

Revenues

      For the fiscal 2001 second quarter ended September 30, 2000, the Company's total revenues were $5,531,000 compared with $4,252,000 for last year's second quarter. Total revenues for the current six-month period were $10,702,000 compared with $7,993,000 for the same period last year.

      Product Revenues. Sales of LaserCard(R) optical memory cards and related products were $10,340,000 for the first six months of fiscal 2001 versus $7,975,000 for the comparable period last year. The Company sold approximately 2,395,000 LaserCard optical memory cards for the fiscal 2001 first six months compared with approximately 2,070,000 for last year's first six months.

      Applications for the Company's LaserCard products include: an electronic commerce pay-per-use system combined with a medical data application in the United States; various programs in Europe and Asia, including medical-record cards, a building construction permit, and multi-function card applications; and U.S. government-related programs, including the U.S. Department of Defense cargo shipment "Automated Manifest" card, the U.S. Immigration and Naturalization Service (INS) Permanent Resident Card ("Green Card"), and the U.S. Department of State (DoS) border crossing card ("Laser Visa"). Optical memory card programs that appear to be emerging include an electronic national identification card/social services card in Italy, a motor vehicle registration card in India, and possibly in the next fiscal year, an immigration card in Canada.

      In addition to using its own marketing staff, the Company utilizes value-added reseller (VAR) companies and licensee companies for the development of commercial markets and applications for LaserCard products. Product sales to VARs and licensees include the Company's optical memory cards, the Company's system software, optical card read/write drives, and add-on peripherals made by other companies (such as equipment for adding a digitized photo, fingerprint, hand template, or signature to the cards). The VARs/licensees may add application software, personal computers (PCs), and other peripherals, and then resell these products integrated into data systems.

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

      License Fee Revenues. Revenues from license fees were $356,000 for the first six months of fiscal 2001, consisting of revenue earned on a license that allows a licensee in Italy to purchase parts kits from the Company and assemble read/write drives from the parts kits. There were no license revenues in the first six months of fiscal 2000. The Company does not rely on license fees to finance operations.

Backlog

      As of September 30, 2000, the backlog for LaserCard optical memory cards (consisting of firm card orders and releases under card supply contracts) was approximately $5.4 million. About 47% of this backlog is for U.S. government orders.

      During the fiscal 2001 first six months, the Company announced that it was awarded a U. S. government subcontract with an authorized maximum of $81 million over a period of up to five years. The subcontract was received by the Company through a LaserCard VAR that is a U.S. government prime contractor, under a competitively bid, government procurement contract. Under the subcontract, the Company will supply up to 24 million LaserCard optical memory cards at an average selling price of about $3.40 per card. The subcontract provides that each order release to the Company will be for quantities of not less than one million cards per order. The subcontract provides for an initial one-year contract period and four additional one-year contract options. Shipments under this new contract commenced in September 2000.

Margins

      The gross margin on product sales for the first six months of fiscal 2001 was 43% compared with 43% for the prior-year period. Due to higher product revenues, gross profit on product sales increased by $1,000,000 for the fiscal 2001 first six months compared with the year-earlier period. The gross margin on sales of read/write drives as currently designed probably will be negligible through March 31, 2001. However, for the six months ended September 30, 2000, read/write drive gross profit increased by about $350,000 compared with the same period last year, due to the efficiency of in-house production and temporarily higher sales volume, probably due to customers building inventories. Gross profit on cards increased approximately $645,000 for the six months ended September 30, 2000, compared with the same period last year, due to higher card sales volume and an increase in production efficiency as compared with last year's first six months.

Income and Expenses

      Selling, General, and Administrative Expenses (SG&A). SG&A expenses were $1,010,000 for the fiscal 2001 second quarter compared with $989,000 for the second quarter of fiscal 2000. For the fiscal 2001 first six months, SG&A expenses were $2,038,000 compared with $1,993,000 for the first six months of fiscal 2000. The Company believes that SG&A expenses for fiscal 2001 will remain above fiscal 2000 levels, mainly due to increases in patent amortization expenses and other general increases.

      Research and Engineering Expenses (R&E). Research and engineering expenses were $606,000 for the second quarter of fiscal 2001 compared with $269,000 for the year-earlier period. For the fiscal 2001 first six months, R&E expenses were $1,035,000 compared with $483,000 for the first six months of fiscal 2000. The increase in R&E spending for the first six months of fiscal 2001 is due to read/write drive manufacturing engineering and product development. The Company anticipates that R&E expenses will continue to increase during fiscal 2001, primarily due to optical card read/write drive development efforts.

      Other Income and Expense. Total net other income for the first six months of fiscal 2001 was $262,000, consisting of interest income. For last year's first six months, total net other income was $179,000, primarily for interest income.

      Income Taxes. For the second quarter of fiscal 2001, the Company recorded an income tax benefit of $461,000 compared with $657,000 for last year's second quarter. The income tax benefit for the fiscal 2001 second quarter included a credit of $575,000 due to the change in the federal deferred tax asset (discussed below), partially offset by $114,000 for state tax expense. The income tax benefit for last year's second quarter included a credit of $661,000 due to the change in deferred tax asset, partially offset by a $4,000 expense for alternative minimum taxes payable.

      For the first six months of fiscal 2001, the Company recorded an income tax benefit of $1,089,000 compared with $1,056,000 for last year's first six months. The income tax benefit for the fiscal 2001 first six months included a credit of $1,257,000 due to the change in the federal deferred tax asset (discussed below), partially offset by $168,000 for state tax expense. The income tax benefit for last year's first six months included a credit of $1,077,000 due to the change in deferred tax asset, partially offset by a $21,000 expense for alternative minimum taxes payable.

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

LIQUIDITY AND CAPITAL RESOURCES

      As of September 30, 2000, the Company had cash, cash equivalents, and short-term investments of $11,891,000, a current ratio of 4.1 to 1, and no long-term debt.

      Net cash provided by operating activities was $4,441,000 for the first six months of fiscal 2001 compared with $221,000 for last year's first six months. The $4,220,000 increase in cash generated by operations for the fiscal 2001 first half as compared with last year's first half is due mainly to (a) an increase in operating income resulting from increased shipments in fiscal 2001 and (b) the $1,350,000 cash invested in read/write drive inventory in last year's first six months. Maintaining the level of revenues achieved during the first six months would be sufficient to generate cash from operations after expenses. Losses would occur if the Company's largest U.S. government programs were to be delayed, canceled, or not extended and not be replaced by other card orders or other sources of income.

      The Company has not established a line of credit and has no current plans to do so. The Company may negotiate a line of credit if and when it becomes appropriate, although no assurance can be made that such financing would be available, if needed.

      As a result of the $3,094,000 profit recorded for the first six months of fiscal 2001, the Company's accumulated deficit decreased to $13,182,000. Stockholders' equity increased to $24,851,000 due to the aforementioned profit and the $720,000 in proceeds from the sale of common stock through stock plans during the first six months of fiscal 2001.

      Net cash used for investing activities was $4,821,000 for the first six months of fiscal 2001 compared with $3,300,000 for last year's first six months. For the first six months of fiscal 2001, these amounts include purchases of property and equipment (discussed below) of $1,151,000, increases in patent expenses and other intangibles of $301,000, and short-term investment in commercial paper, net of maturities, of $3,369,000.

      The Company considers all highly liquid investments, consisting primarily of commercial paper with original maturi ties of three months or less, to be cash equivalents. All investments with original maturities of more than three months but less than one year, are classified as short-term investments. During fiscal 2000, the Company began investing in short-term investments, consisting primarily of commercial paper. This resulted in $8,773,000 classified as short-term investments at September 30, 2000 compared with $5,403,000 at March 31, 2000.

      For optical memory card production, the Company added capital equipment and leasehold improvements of approximately $830,000 during the first six months of fiscal 2001 compared with approximately $580,000 during the first six months of fiscal 2000. The Company's card production capacity reached approximately 8 million cards per year at September 30, 2000, and probably will reach a capacity of approximately 11 million cards per year by July 2001, through an additional investment of about $2.6 million. The Company plans to purchase additional production equipment in a series of steps as optical memory card orders expand to justify production capacity increases, to a rate of up to 25 million cards per year. In addition to investment used for expansion, the Company will make additional capital expenditures for cost savings, quality improvements, and other purposes. The Company believes that during the next few years, capital expenditures will be a minimum of $1.5 million per year for card production equipment and automatic inspection equipment.

      In connection with read/write drive manufacturing and design, the Company added capital equipment and leasehold improvements of approximately $299,000 during the first six months of fiscal 2001 compared with $347,000 during the first six months of fiscal 2000. Additional capital investments will be made during fiscal 2001.

      Net cash provided by financing activities was $680,000 for the first six months of fiscal 2001 compared with $110,000 for last year's first six months, consisting only of equity items. Financing activities consisted of $720,000 in proceeds on sales of common stock through the Company's stock-option and stock-purchase plans, partially offset by $40,000 in purchases of common stock under a repurchase program, discussed below. There were no debt financing activities in fiscal 2000 or in the fiscal 2001 first six months.

      On July 13, 2000, the Company announced a four month share repurchase program under which up to 200,000 shares of common stock may be purchased by the Company from time to time in Nasdaq Stock Market transactions in an aggregate amount not exceeding $3 million. As of October 31, 2000, the Company had utilized $574,000 for this purpose.

FORWARD-LOOKING STATEMENTS

      Certain statements made in this report relating to plans, objectives, and economic performance go beyond historical information and may provide an indication of future results. To that extent, they are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and each is subject to factors that could cause actual results to differ from those in the forward-looking statement. The Company's business plan depends upon the initiation and growth of new programs utilizing the Company's card products and is subject to adverse economic and technological developments. There can be no assurances that any new or existing VAR or licensee company will be successful in its markets or that it will place follow-on orders with the Company for additional quantities of cards and systems. There is no guarantee that governments in Italy, India, or Canada will purchase the Company's products in material quantities. The Company's estimate of card deliveries to its primary customers depends upon the issuance of corresponding order releases by such customers, which have the right to withhold releases, to reduce the quantities released, and to extend delivery dates. There is no assurance that the Company's read/write drive assembly and design operations will result in lower cost drives with advanced features. The ability of the Company to maintain a profitable level of optical memory card sales is subject to risks and uncertainties, including reliance on U.S. government business; customer diversification, expansion, and lengthy sales cycles; the ability to economically produce optical card read/write drives at lower cost and in greater quantity; sources of supply of component parts and materials for reader/writer drives and cards; technological change; patent protection; competition; and the economic configuration and operation of the Company's card manufacturing facility for increased output levels. Such factors are described above, in the Company's Report on Form 10-K, and in other documents filed by the Company from time to time with the Securities and Exchange Commission.

PART II. OTHER INFORMATION

ITEM I. LEGAL PROCEEDINGS

      On July 27, 1998, the Company filed two complaints in the U.S. District Court of the Northern District of California, each for infringement of two patents owned by the Company covering digital sound encoded on motion picture film. One complaint names as defendants Sony Corporation, provider of the SDDS digital sound system, and numerous producers, distributors, and exhibitors of motion pictures with SDDS soundtracks. The other complaint names as defendants Dolby Laboratories, Inc., provider of the Dolby Digital sound system, and numerous producers, distributors, and exhibitors of motion pictures with Dolby Digital soundtracks. These actions seek compensatory damages, enhanced damages and attorneys' fees based on wilfulness, and an injunction against further infringement. Certain defensive counterclaims have been filed by defendants in response to the complaints. On December 14, 1998, in the same court, the Company filed substantially identical complaints against additional producers, distributors, and exhibitors, and substantially identical counterclaims have been filed. On April 23, 1999, the court stayed these actions and approved a stipulation to the effect that the parties will be bound by the decisions in the previously-filed actions on the issues of patent validity and infringement by the accused sound systems.

      These proceedings have been taken off the trial calendar to facilitate implementation of settlement agreements.

      The Company does not believe that resolution of these actions, including the counterclaims, will have a material adverse effect on the financial condition of the Company. Certain costs relating to these actions are being capitalized and amortized over the remaining lives of the patents in issue. (See Notes 2 and 6 to the Consolidated Financial Statements in the Company's Report on Form 10-K for the 2000 fiscal year ended March 31, 2000.)

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      At the Company's September 22, 2000 Annual Meeting of Stockholders, the Company's stockholders (i) re-elected the Board of Directors, (ii) approved an amendment to the Company's Certificate of Incorporation to increase the number of shares of common stock authorized for issuance from 15 million shares to 30 million shares, (ii) approved an amendment to the Stock Option Plan to increase the number of shares reserved thereunder by 300,000 shares, and (iii) approved an amendment to the Employee Stock Purchase Plan to increase the number of shares reserved thereunder by 100,000 shares.
 .
      Of the 9,886,303 shares of common stock outstanding as of the record date of July 26, 2000, a total of 9,124,962 shares were voted by proxy, representing 92.3% of the total votes eligible to be cast, constituting a majority and more than a quorum of the outstanding shares entitled to vote. Votes cast in connection with the election of directors were: Messrs. Jerome Drexler (8,671,282 votes for re-election, 453,680 votes withheld), Arthur H. Hausman (8,702,251 votes for re-election, 422,711 votes withheld), Dan Maydan (8,696,827 votes for re-election, 428,135 votes withheld), William E. McKenna (8,698,115 votes for re-election, 426,847 votes withheld), and Walter F. Walker (8,725,751 votes for re-election, 399,211 votes withheld). On the amendment to the Company's Certificate of Incorporation, 8,829,808 shares were voted in favor; and there were 248,548 negative votes, 46,606 abstentions, and no broker non-votes. On the amendment to the Stock Option Plan, 8,365,376 shares were voted in favor; and there were 677,758 negative votes, 81,828 abstentions, and no broker non-votes. On the amendment to the Employee Stock Purchase Plan, 8,810,016 shares were voted in favor; and there were 256,068 negative votes, 58,878 abstentions, and no broker non-votes.

      There were no other matters submitted to a vote of security holders during the period for which this report is filed.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibit No.       Exhibit Description

            3.1.1             Amended and Restated Certificate of Incorporation
            3.2.8             Amended and Restated By-Laws
            10.1              Amended Stock Option Plan
            27                Financial Data Schedule

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

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

                                DREXLER TECHNOLOGY CORPORATION (Registrant)


Date: November 6, 2000          /s/Jerome Drexler
                                ------------------------------------------------
                                Jerome Drexler, Chairman of the Board of
                                Directors and Chief Executive Officer (Principal
                                Executive Officer)


Date: November 6, 2000          /s/Steven G. Larson
                                ------------------------------------------------
                                Steven G. Larson, Vice President of Finance and
                                Treasurer (Principal Financial Officer and
                                Principal Accounting Officer)

                                  EXHIBIT INDEX

Exhibit
Number   Description
------   -----------

3.1.1    Amended and Restated Certificate of Incorporation

3.2.8    Amended and Restated By-Laws

10.1     Amended Stock Option Plan

27       Financial Data Schedule