Form 10-Q
period 2000-12-31
DREXLER TECHNOLOGY CORP
filed 2001-02-06
CIK 30140

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[Mark One]
|X|            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended December 31, 2000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. |X| Yes |_| No

      Number of outstanding shares of common stock, $.01 par value, at February 1, 2001: 9,905,884

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

      The results of operations for the nine months ended December 31, 2000 are not necessarily indicative of results to be expected for the entire year ending March 31, 2001.

      Fiscal Period: For purposes of presentation, the Company has indicated its accounting period as ending on March 31 and its interim quarterly periods as ending on the corresponding month end. The Company, in fact, operates and reports quarterly periods ending on the Friday closest to month end. The 13-week third quarter of fiscal 2000 ended on December 31, 1999, and the 13-week third quarter of fiscal 2001 ended on December 29, 2000.

      Note 1 - Cash, Cash Equivalents, and Short-term Investments: The Company considers all highly liquid investments, consisting primarily of commercial paper with original maturities of three months or less, to be cash equivalents. All investments with original maturities of more than three months but less than one year, are classified as short-term investments. The Company invests in short-term investments, consisting primarily of commercial paper. Management determines the appropriate classification of debt and equity securities at the time of purchase and reevaluates such designation as of each balance sheet date. As of December 31, 2000, the Company had $9,250,000 classified as short-term investments, and all marketable securities have been classified as held-to-maturity and consisted of commercial paper.

      Note 2 - Inventories: Inventories are stated at the lower of cost or market, with cost determined on a first-in, first-out basis and market based on the lower of replacement cost or estimated realizable value. The components of inventories are (in thousands):

                                                  March 31,        December 31,
                                                    2000               2000
                                                    ----               ----

Raw materials ............................         $2,851             $2,448
Work-in-process ..........................            658                549
Finished goods ...........................            745              1,475
Systems and components
   held for resale .......................            165                 57
                                                   ------             ------
                                                   $4,419             $4,529
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

      In March 2000, the Financial Accounting Standards Board (FASB) issued Financial Standards Board Interpretation (FIN) No. 44, "Accounting for Certain Transactions Involving Stock Compensation--an Interpretation of APB Opinion No. 25." The Company adopted FIN 44 in July 2000 and this adoption did not have a material effect on the financial position or results of operations.

      Earnings Per Share: The Company computes earnings per share in accordance with SFAS 128, "Earnings Per Share." SFAS 128 requires companies to compute net income per share under two different methods, basic and diluted, and present per share data for all periods in which a statement of income is presented. Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding. Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding. Common stock equivalents consist of stock options using the treasury stock method. The reconciliation of the numerators and denominators of the basic and diluted earnings per share computation for the three months and nine months ended December 31, 1999 and December 31, 2000 is shown in the following table (in thousands, except per share data):

                                                     Three Months Ended       Nine Months Ended
                                                        December 31,             December 31,

                                                     1999         2000        1999         2000
                                                     ----         ----        ----         ----
Net income ...................................      $1,378      $ 1,785      $3,610      $ 4,879
                                                    ======      =======      ======      =======

Basic earnings per share:
    Weighted average common shares outstanding       9,816        9,926       9,800        9,901
                                                    ------      -------      ------      -------
Basic earnings per share .....................      $  .14      $   .18      $  .37      $   .49
                                                    ======      =======      ======      =======

Diluted earnings per share:
    Weighted average common shares outstanding       9,816        9,926       9,800        9,901
    Weighted average common shares from
    stock option grants ......................          74          727          80          581
                                                    ------      -------      ------      -------

    Weighted average common shares and common
    stock equivalents outstanding ............       9,890       10,653       9,880       10,482
                                                    ------      -------      ------      -------

Diluted earnings per share ...................      $  .14      $   .17      $  .37      $   .47
                                                    ======      =======      ======      =======

      Because they would be antidilutive, having an exercise price greater than the average market value for the periods, stock options representing 1,486,750 shares are excluded from the calculation of diluted earnings per share for the three months ended December 31, 1999, and stock options representing 3,500 shares are excluded from the calculation of diluted earnings per share for the three months ended December 31, 2000. For the same reason, stock options representing 1,461,750 shares are excluded from the calculation of diluted earnings per share for the nine months ended December 31, 1999, and stock options representing 304,000 shares are excluded from the calculation of diluted earnings per share for the nine months ended December 31, 2000.

                 DREXLER TECHNOLOGY CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
               (In thousands, except share and per share amounts)

                                                                                                      March 31,     December 31,
                                                                                                        2000            2000
                                                                                                        ----            ----
                                                                                                                     (Unaudited)
                                                      ASSETS
Current assets:
    Cash and cash equivalents ...............................................................        $  2,818         $  1,565
    Short-term investments ..................................................................           5,403            9,250
    Accounts receivable .....................................................................           1,435            1,026
    Note receivable .........................................................................             150              150
    Inventories .............................................................................           4,419            4,529
    Other current assets ....................................................................             264              485
                                                                                                     --------         --------
        Total current assets ................................................................          14,489           17,005
                                                                                                     --------         --------

Property and equipment, at cost .............................................................          17,122           18,871
    Less--accumulated depreciation and amortization .........................................         (12,398)         (13,176)
                                                                                                     --------         --------
        Property and equipment, net .........................................................           4,724            5,695

Patents and other intangibles, net ..........................................................           2,124            2,022
Deferred tax asset, net .....................................................................           2,643            4,528
Other assets ................................................................................              --              159
                                                                                                     --------         --------

              Total assets ..................................................................        $ 23,980         $ 29,409
                                                                                                     ========         ========

                                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable ........................................................................        $    951         $  1,180
    Accrued payroll costs ...................................................................             367              376
    Deferred revenue ........................................................................             397            1,246
    Advance payments from customers .........................................................           1,118              400
    Other accrued liabilities ...............................................................             156              359
                                                                                                     --------         --------
        Total current liabilities ...........................................................           2,989            3,561
                                                                                                     --------         --------

Stockholders' equity:
    Preferred stock, $.01 par value:
        Authorized--2,000,000 shares
        Outstanding--none ...................................................................              --               --
    Common stock, $.01 par value:
        Authorized--30,000,000 shares
        Outstanding--9,864,103 shares at March 31, 2000 and
              9,904,284 shares at December 31, 2000 .........................................              99               99
    Additional paid-in capital ..............................................................          37,168           37,146
    Accumulated deficit .....................................................................         (16,276)         (11,397)
                                                                                                     --------         --------
        Total stockholders' equity ..........................................................          20,991           25,848
                                                                                                     --------         --------

              Total liabilities and stockholders' equity ....................................        $ 23,980         $ 29,409
                                                                                                     ========         ========

                 DREXLER TECHNOLOGY CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                    (In thousands, except per share amounts)

                                                                       Three Months Ended            Nine Months Ended
                                                                           December 31,                 December 31,

                                                                       1999          2000           1999           2000
                                                                       ----          ----           ----           ----
Revenues ......................................................      $ 4,321       $  5,045       $ 12,314       $ 15,747
                                                                     -------       --------       --------       --------

Costs and expenses:
    Cost of sales .............................................        2,398          2,278          6,918          8,164
    Selling, general, and administrative expenses .............          936            993          2,929          3,031
    Research and engineering expenses .........................          358            564            841          1,599
                                                                     -------       --------       --------       --------
        Total costs and expenses ..............................        3,692          3,835         10,688         12,794
                                                                     -------       --------       --------       --------

            Operating income ..................................          629          1,210          1,626          2,953
                                                                     -------       --------       --------       --------

Other income and expense:
    Interest income ...........................................           95            177            275            439
    Interest expense ..........................................           --             --             (1)            --
                                                                     -------       --------       --------       --------
        Total other income, net ...............................           95            177            274            439
                                                                     -------       --------       --------       --------

            Income before income taxes ........................          724          1,387          1,900          3,392

Income tax benefit ............................................         (654)          (398)        (1,710)        (1,487)
                                                                     -------       --------       --------       --------

            Net income ........................................      $ 1,378       $  1,785       $  3,610       $  4,879
                                                                     =======       ========       ========       ========

Net income per share:
            Basic .............................................      $   .14       $    .18       $    .37       $    .49
                                                                     =======       ========       ========       ========
            Diluted ...........................................      $   .14       $    .17       $    .37       $    .47
                                                                     =======       ========       ========       ========

Weighted average number of common and common equivalent shares:
            Basic .............................................        9,816          9,926          9,800          9,901
            Diluted ...........................................        9,890         10,653          9,880         10,482

                 DREXLER TECHNOLOGY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (In thousands)

                                                                                              Nine Months Ended
                                                                                                 December 31,

                                                                                             1999           2000
                                                                                             ----           ----
Cash flows from operating activities:
    Net income ......................................................................      $ 3,610       $  4,879
    Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation and amortization ...............................................          819          1,223
        Provision for doubtful accounts receivable ..................................           24            (16)
        Provision for product return reserve ........................................           --           (150)
        Increase in deferred tax asset ..............................................       (1,737)        (1,885)
        Compensation from stock plan activity .......................................           25             40
        Tax benefit for stock option exercises ......................................           --             83

    Changes in operating assets and liabilities:
        (Increase) decrease in accounts receivable ..................................         (633)           576
        Increase in inventories .....................................................       (2,208)          (110)
        Increase in other current assets ............................................         (112)          (380)
        Increase (decrease) in accounts payable and accrued expenses ................         (376)           441
        Increase in deferred revenue and advance payments from customers ............        1,184            131
                                                                                           -------       --------

              Net cash provided by operating activities .............................          596          4,832
                                                                                           -------       --------

Cash flows from investing activities:
    Purchases of property and equipment .............................................       (1,625)        (1,757)
    Investments in patents and other intangibles ....................................         (489)          (336)
    Investments in commercial paper (Note 1) ........................................       (5,151)       (16,496)
    Maturities of commercial paper (Note 1) .........................................           --         12,649
                                                                                           -------       --------

              Net cash used for investing activities ................................       (7,265)        (5,940)
                                                                                           -------       --------

Cash flows from financing activities:
    Proceeds from sale of common stock through stock plans ..........................          143          1,220
    Cash used to purchase common stock through an open market
        repurchase program ..........................................................           --         (1,365)
                                                                                           -------       --------

              Net cash provided by (used for)financing activities ...................          143           (145)
                                                                                           -------       --------

              Net decrease in cash and cash equivalents .............................       (6,526)        (1,253)

Cash and cash equivalents:
    Beginning of period .............................................................        8,066          2,818
                                                                                           -------       --------
    End of period (Note 1) ..........................................................      $ 1,540       $  1,565
                                                                                           =======       ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS--FISCAL 2001 THIRD QUARTER AND NINE MONTHS COMPARED WITH FISCAL 2000 THIRD QUARTER AND NINE MONTHS

Revenues

      For the fiscal 2001 third quarter ended December 31, 2000, the Company's total revenues were $5,045,000 compared with $4,321,000 for last year's third quarter. Total revenues for the current nine-month period were $15,747,000 compared with $12,314,000 for the same period last year.

      Product Revenues. Sales of LaserCard(R) optical memory cards and related products were $15,179,000 for the first nine months of fiscal 2001 versus $12,292,000 for the comparable period last year. The Company sold approximately 3,600,000 LaserCard(R) optical memory cards for the fiscal 2001 first nine months compared with approximately 3,225,000 for last year's first nine months.

      The Company's principal LaserCard market today involves high-security, counterfeit-resistant, tamper-resistant cards for "digital governance," defined as the utilization of digital information technology by a nation, state, region, municipality, agency, or institution. Within this market, the Company's largest customer for LaserCard optical memory cards is the United States government, which purchases U.S. Immigration and Naturalization Service (INS) Permanent Resident Cards ("Green Cards"), U.S. Department of State (DoS) border crossing cards ("Laser Visas"), and U.S. Department of Defense cargo shipment "Automated Manifest" cards. Optical memory card digital governance programs that appear to be emerging in other countries include electronic national identification card/social services cards in Italy, building construction permit cards in China, motor vehicle registration cards in India, and import permit/import duty collection cards in Turkey.

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

      The Company's VARs and/or their customers develop the application software for specific end-user applications. Several VARs have written optical card software programs for applications such as automobile warranty and maintenance records, cargo manifesting, digital optical key systems, admissions/ID, data logging systems, and various medical-related applications such as health history cards. The Company sells an application software program for LaserCard personalization (printing and encoding of personal data).

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

      License Fee Revenues. Revenues from license fees were $534,000 for the first nine months of fiscal 2001, consisting of revenue earned on a license that allows a licensee in Italy to purchase parts kits from the Company and assemble read/write drives from the parts kits. There were no license revenues in the first nine months of fiscal 2000. The Company does not rely on license fees to finance operations.

Backlog

      As of December 31, 2000, the backlog for LaserCard optical memory cards (consisting of firm card orders and releases under card supply contracts) was approximately $2.8 million. Deliveries from this backlog will probably occur over a ten-month period.

      On January 22, 2001, the Company announced receipt of a $3.16 million purchase release for one million optical memory cards under a U.S. government subcontract, for deliveries over a nine-month period. The U.S. government subcontract, announced during the fiscal 2001 first quarter, is for the purchase of optical memory cards, with an authorized maximum of $81 million over a period of up to five years. The subcontract was received by the Company through a LaserCard VAR that is a U.S. government prime contractor, under a competitively bid, government procurement contract. Under the subcontract, the Company will supply up to 24 million LaserCard optical memory cards at an average selling price of about $3.23 to $3.40 per card, depending on card features. The subcontract states that the U.S. government anticipates placing orders in units of at least one million optical memory cards per order. The subcontract provides for an initial one-year contract period and four additional one-year contract options. Shipments under this subcontract commenced in September 2000.

      The Company anticipates additional revenues in the March 2001 quarter.

Margins

      The gross margin on product sales for the first nine months of fiscal 2001 was 46% compared with 44% for the prior-year period. Due to higher product revenues, gross profit on product sales increased by approximately $1,640,000 for the fiscal 2001 first nine months compared with the year-earlier period. The gross margin on sales of read/write drives as currently designed probably will be negligible for the foreseeable future. However, for the nine months ended December 31, 2000, read/write drive gross profit increased by about $400,000 compared with the same period last year, due to the efficiency of in-house production and temporarily higher sales volume, probably due to customers building read/write drive inventories. Gross profit on cards increased approximately $1.1 million for the nine months ended December 31, 2000, compared with the same period last year, due to higher card sales volume and an increase in production efficiency as compared with last year's first nine months. Other items contributed about $140,000 to the increased gross profit.

Income and Expenses

      Selling, General, and Administrative Expenses (SG&A). SG&A expenses were $993,000 for the fiscal 2001 third quarter compared with $936,000 for the third quarter of fiscal 2000. For the fiscal 2001 first nine months, SG&A expenses were $3,031,000 compared with $2,929,000 for the first nine months of fiscal 2000. The Company believes that SG&A expenses for fiscal 2001 will remain above fiscal 2000 levels, mainly due to increases in patent amortization expenses and other general increases.

      Research and Engineering Expenses (R&E). Research and engineering expenses were $564,000 for the third quarter of fiscal 2001 compared with $358,000 for the year-earlier period. For the fiscal 2001 first nine months, R&E expenses were $1,599,000 compared with $841,000 for the first nine months of fiscal 2000. The increase in R&E spending for the first nine months of fiscal 2001 is due to read/write drive manufacturing engineering and product development. The Company anticipates that R&E expenses will continue to increase during fiscal 2001, primarily due to optical card read/write drive development efforts.

      Other Income and Expense. Total net other income for the first nine months of fiscal 2001 was $439,000, consisting of interest income. For last year's first nine months, total net other income was $274,000, consisting primarily of interest income.

      Income Taxes. For the third quarter of fiscal 2001, the Company recorded an income tax benefit of $398,000 compared with $654,000 for last year's third quarter. The income tax benefit for the fiscal 2001 third quarter included a credit of $506,000 due to the change in the federal deferred tax asset (discussed below), partially offset by $108,000 for state tax expense. The income tax benefit for last year's third quarter included a credit of $660,000 due to the change in deferred tax asset, partially offset by a $6,000 expense for alternative minimum taxes payable.

      For the first nine months of fiscal 2001, the Company recorded an income tax benefit of $1,487,000 compared with $1,710,000 for last year's first nine months. The income tax benefit for the fiscal 2001 first nine months included a credit of $1,763,000 due to the change in the federal deferred tax asset (discussed below), net of federal alternative minimum taxes, partially offset by $276,000 for state tax expense. The income tax benefit for last year's first nine months included a credit of $1,737,000 due to the change in deferred tax asset, partially offset by a $27,000 expense for alternative minimum taxes payable.

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

LIQUIDITY AND CAPITAL RESOURCES

      As of December 31, 2000, the Company had cash, cash equivalents, and short-term investments of $10,815,000, a current ratio of 4.8 to 1, and no long-term debt.

      Net cash provided by operating activities was $4,832,000 for the first nine months of fiscal 2001 compared with $596,000 for last year's first nine months. The $4,236,000 increase in cash generated by operations for the fiscal 2001 first nine months as compared with last year's first nine months is due mainly to (a) a $1.7 million increase in income before taxes, interest, depreciation, and amortization, resulting from increased shipments in fiscal 2001 and (b) the $2.2 million increase in inventories, mainly for read/write drives, in last year's first nine months. Maintaining the level of revenues achieved during the first nine months would be sufficient to generate cash from operations after expenses. Losses would occur if the Company's largest U.S. government programs were to be delayed, canceled, or not extended and not be replaced by other card orders or other sources of income.

      The Company has not established a line of credit and has no current plans to do so. The Company may negotiate a line of credit if and when it becomes appropriate, although no assurance can be made that such financing would be available, if needed.

      As a result of the $4,879,000 profit recorded for the first nine months of fiscal 2001, the Company's accumulated deficit decreased to $11,397,000. Stockholders' equity increased to $25,848,000 due to the aforementioned profit.

      Net cash used for investing activities was $5,940,000 for the first nine months of fiscal 2001 compared with $7,265,000 for last year's first nine months. For the first nine months of fiscal 2001, these amounts include purchases of property and equipment (discussed below) of $1,757,000, increases in patent expenses and other intangibles of $336,000, and short-term investment in commercial paper, net of maturities, of $3,847,000.

      The Company considers all highly liquid investments, consisting primarily of commercial paper with original maturi ties of three months or less, to be cash equivalents. All investments with original maturities of more than three months but less than one year, are classified as short-term investments. During fiscal 2000, the Company began investing in short-term investments, consisting primarily of commercial paper. This resulted in $9,250,000 classified as short-term investments at December 31, 2000 compared with $5,403,000 at March 31, 2000.

      For optical memory card production, the Company added capital equipment and leasehold improvements of approximately $1,150,000 during the first nine months of fiscal 2001 compared with approximately $845,000 during the first nine months of fiscal 2000. Depending on card type, the Company's card production capacity reached approximately 7 to 9 million cards per year at December 31, 2000, and, if justified by business conditions, could reach a capacity of approximately 11 million cards per year by December 31, 2001, through an additional investment of about $2 million. The Company plans to purchase additional production equipment in a series of steps as optical memory card orders expand to justify production capacity increases, to a rate of up to 25 million cards per year. In addition to investment used for expansion, the Company will make additional capital expenditures for cost savings, quality improvements, and other purposes. The Company believes that during the next few years, capital expenditures could be a minimum of $1.5 million per year for card production equipment and automatic inspection equipment.

      In connection with read/write drive manufacturing and design, the Company added capital equipment and leasehold improvements of approximately $600,000 during the first nine months of fiscal 2001 compared with $400,000 during the first nine months of fiscal 2000. Additional capital investments will be made during the remainder of fiscal 2001.

      Net cash used for financing activities was $145,000 for the first nine months of fiscal 2001 compared with $143,000 net cash provided by financing activities for last year's first nine months, consisting only of equity items. Financing activities consisted of $1,220,000 in proceeds on sales of common stock through the Company's stock-option and stock-purchase plans during the nine months ended December 31, 2000, offset by $1,365,000 in purchases of common stock under a repurchase program, discussed below. There were no debt financing activities in fiscal 2000 or in the fiscal 2001 first nine months.

      On November 13, 2000, the Company extended its previously announced share repurchase program under which up to 200,000 shares of common stock may be purchased by the Company from time to time in Nasdaq Stock Market transactions in an aggregate amount not exceeding $3 million. As of December 31, 2000, the Company had utilized $1,365,000 for the purchase of 82,500 shares.

FORWARD-LOOKING STATEMENTS

      Certain statements made in this report relating to plans, objectives, and economic performance go beyond historical information and may provide an indication of future results. To that extent, they are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and each is subject to factors that could cause actual results to differ from those in the forward-looking statement. The Company's business plan depends upon the initiation and growth of new programs utilizing the Company's card products and is subject to adverse economic and technological developments. There can be no assurances that any new or existing VAR or licensee company will be successful in its markets or that it will place follow-on orders with the Company for additional quantities of cards and systems. There is no guarantee that governments in India, Italy, Turkey, or other foreign countries will purchase the Company's products in material quantities. The Company's estimate of card deliveries to its primary customers depends upon the issuance of corresponding order releases by such customers, which have the right to withhold releases, to reduce the quantities released, and to extend delivery dates. There is no assurance that the Company's read/write drive assembly and design operations will result in lower cost drives with advanced features. The ability of the Company to maintain a profitable level of optical memory card sales is subject to risks and uncertainties, including reliance on U.S. government business; customer diversification, expansion, and lengthy sales cycles; the ability to economically produce optical card read/write drives at lower cost and in greater quantity; sources of supply of component parts and materials for reader/writer drives and cards; technological change; patent protection; competition; and the economic configuration and operation of the Company's card manufacturing facility for increased output levels. Such factors are described above, in the Company's Report on Form 10-K, and in other documents filed by the Company from time to time with the Securities and Exchange Commission.

PART II.    OTHER INFORMATION

ITEM I.     LEGAL PROCEEDINGS

      The Company is in the process of implementing the settlement of all previously reported litigation actions regarding the enforcement of the Company's patents related to digital sound encoded on motion picture film. The settlement agreements, covering all of the defendants, provide for the payment to the Company of lump sums expected to be received primarily during the fourth quarter ending March 31, 2001. There will be no ongoing royalty payments resulting from any continuation of the alleged infringing activities of the defendants. A net amount of approximately $2 million, which is net of payments to third parties with contingency interests in the recovery amount, Japanese withholding taxes, and previously capitalized costs relating to these actions will be recognized in the appropriate accounting periods.

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

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

                             DREXLER TECHNOLOGY CORPORATION (Registrant)


Date: February 6, 2001       /s/Jerome Drexler
                             ---------------------------------------------------
                             Jerome Drexler, Chairman of the Board of Directors
                             and Chief Executive Officer (Principal Executive
                             Officer)


Date: February 6, 2001       /s/Steven G. Larson
                             ---------------------------------------------------
                             Steven G. Larson, Vice President of Finance and
                             Treasurer (Principal Financial Officer and
                             Principal Accounting Officer)

                                  EXHIBIT INDEX

             Exhibit
             Number                     Description
             ------                     -----------

             27                         Financial Data Schedule