Form 10-K405
period 2001-03-31
DREXLER TECHNOLOGY CORP
filed 2001-06-28
CIK 30140

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[Mark One]                       FORM 10-K

   |X|           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                    For the Fiscal Year Ended March 31, 2001

                                       OR

   |_|           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                    For the Transition Period from          to
                                                   --------    --------

                        Commission File Number: 000-6377

                         DREXLER TECHNOLOGY CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            DELAWARE                                              77-0176309
--------------------------------                         -----------------------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                             Identification No.)

1077 INDEPENDENCE AVENUE, MOUNTAIN VIEW, CA                       94043-1601
-------------------------------------------              -----------------------
 (Address of principal executive offices)                        (Zip Code)

                                 (650) 969-7277
           -----------------------------------------------------------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. |X| Yes |_| No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

Based on the last trade price of the Company's Common Stock on The Nasdaq Stock Market(R) on June 25, 2001, the aggregate market value of the voting stock held by non-affiliates of the registrant is approximately $113,371,000.

          Number of outstanding shares of Common Stock, $.01 par value, at June 25, 2001: 9,812,627

    THE 2001 ANNUAL MEETING OF STOCKHOLDERS OF DREXLER TECHNOLOGY CORPORATION
                      WILL BE HELD ON SEPTEMBER 21, 2001.

                    DOCUMENTS INCORPORATED BY REFERENCE: NONE

                                TABLE OF CONTENTS

                                                                                                                   PAGE

                                                             PART I
Item 1.    Business
               Forward-Looking Statements.......................................................................     3
               General Development of Business..................................................................     3
               Narrative Description of Business................................................................     4
                  LaserCard(R) Optical Memory Cards
                     Optical Data Storage.......................................................................     4
                     The Drexon(R)Laser Recording Medium.........................................................    4
                     LaserCard Applications.....................................................................     5
                     Reading and Writing the LaserCard..........................................................     6
                     Data Storage Capacity......................................................................     6
                     Prerecording...............................................................................     6
                     Card Durability............................................................................     7
                     Card Security..............................................................................     7
                     International Standards....................................................................     8
                  LaserCard(R) Products
                     Card Manufacture...........................................................................     9
                     Product Evolution..........................................................................     9
                     LaserCard Marketing........................................................................     9
                     Software...................................................................................    10
                     Read/Write Drives, Workstations, and Peripheral Equipment..................................    11
                  Competition
                     IC Cards...................................................................................    12
                     Other Card Products........................................................................    13
                     Other Optical Memory Cards and Equipment...................................................    13
                  Licenses
                     Card Manufacturing Licenses................................................................    14
                     Card Distribution Licenses and Other Licenses..............................................    14
                  Other Matters
                     Research and Engineering Expenses..........................................................    15
                     Patents....................................................................................    15
                     Trademarks.................................................................................    16
                     Employees..................................................................................    16
                     Backlog....................................................................................    16
                     Financial Information About Geographic Areas...............................................    16
                  Factors that May Influence Future Operating Results...........................................    16
Item 2.    Properties...........................................................................................    19
Item 3.    Legal Proceedings....................................................................................    19
Item 4.    Submission of Matters to a Vote of Security Holders..................................................    19

                                                             PART II
Item 5.    Market for the Registrant's Common Stock and Related Stockholder Matters.............................    20
Item 6.    Selected Financial Data..............................................................................    21
Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations................    22
Item 7A.   Qualitative and Quantitative Disclosures about Market Risk...........................................    27
Item 8.    Consolidated Financial Statements and Supplementary Data
               Report of Independent Public Accountants.........................................................    28
               Consolidated Financial Statements................................................................    29
               Notes to Consolidated Financial Statements.......................................................    33
               Quarterly Financial Information (Unaudited)......................................................    40
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.................    41

                                                            PART III
Item 10.   Directors and Executive Officers of the Registrant...................................................    41
Item 11.   Executive Compensation...............................................................................    42
Item 12.   Security Ownership of Certain Beneficial Owners and Management.......................................    44
Item 13.   Certain Relationships and Related Transactions.......................................................    45

                                                             PART IV
Item 14.   Exhibits, Financial Statement Schedule, and Reports on Form 8-K......................................    46
Signatures......................................................................................................    49

                                     PART I

ITEM 1.   BUSINESS

     FORWARD-LOOKING STATEMENTS. WHEN USED IN THIS REPORT, THE WORDS "EXPECTS," "ANTICIPATES," "ESTIMATES," "PLANS," "BELIEVES," AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. THESE ARE STATEMENTS THAT RELATE TO FUTURE PERIODS AND INCLUDE STATEMENTS AS TO THE FEATURES, BENEFITS AND AVAILABILITY OF CURRENT AND FUTURE PRODUCTS; THE COMPANY'S PLANS RELATING TO PRODUCT DEVELOPMENT AND RESEARCH AND DEVELOPMENT EFFORTS; EXPECTATIONS REGARDING MARKET GROWTH AND PRODUCT DEMAND, INCLUDING THE DEMAND FOR THE COMPANY'S CARDS IN LASER EYE-SURGERY SYSTEMS AND THE EXPECTED EMERGENCE OF OPPORTUNITIES FOR THE COMPANY'S PRODUCTS IN VARIOUS MARKETS DOMESTICALLY AND INTERNATIONALLY, INCLUDING IN ITALY, INDIA, CHINA, TURKEY, CANADA, AND SAUDI ARABIA; EXPECTED BENEFITS OF THE COMPANY'S DIRECT CONTROL OF THE READ/WRITE MANUFACTURING FACILITY, INCLUDING LOWER COST DRIVES, CUSTOMER-OPTIMIZED DRIVE SYSTEMS, AND DRIVE SYSTEMS WITH ADVANCED SECURITY FEATURES; THE ADEQUACY OF INVENTORY; ANTICIPATED ORDERS FROM THE COMPANY'S U.S. GOVERNMENT SUBCONTRACT; EXPECTATIONS REGARDING REVENUES, MARGINS, EXPENSES, CAPITAL RESOURCES, CAPITAL EXPENDITURES, AND THE COMPANY'S DEFERRED TAX ASSET AND VALUATION ALLOWANCE; THE EFFECTS OF READ/WRITE DRIVE PRICES ON GROSS PROFITS FROM READ/WRITE SALES; THE COMPANY'S STRATEGY WITH REGARD TO PROTECTING ITS PROPRIETARY TECHNOLOGY; THE COMPANY'S EXPECTATIONS REGARDING THE COMPETITIVE ADVANTAGES OF ITS PRODUCTS AND SERVICES; AND THE COMPANY'S PLANS AND EXPECTATIONS REGARDING THE GROWTH OF ITS MANUFACTURING CAPACITY AND EXPECTED CARD YIELDS THEREFROM. FORWARD-LOOKING STATEMENTS ARE SUBJECT TO RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE PROJECTED. THESE RISKS AND UNCERTAINTIES INCLUDE, BUT ARE NOT LIMITED TO, THOSE RISKS DISCUSSED BELOW, AS WELL AS RISKS RELATING TO THE COMPANY'S ABILITY TO DEVELOP AND MAINTAIN RELATIONSHIPS WITH VARS AND LICENSEES, RISKS ASSOCIATED WITH DOING BUSINESS IN AND WITH FOREIGN COUNTRIES, THE UNPREDICTABILITY OF CUSTOMER DEMAND FOR PRODUCTS, MANUFACTURING DIFFICULTIES AND COMPLICATIONS ASSOCIATED WITH INCREASING MANUFACTURING CAPACITY, RELIANCE ON SINGLE SOURCE AND LIMITED SOURCE SUPPLIERS FOR COMPONENTS AND RAW MATERIALS, CUSTOMER CONCENTRATION, LENGTHY SALES CYCLES, COSTS AND UNCERTAINTIES ASSOCIATED WITH PROTECTION OF INTELLECTUAL PROPERTY, THE IMPACT OF ALTERNATIVE TECHNOLOGIES AND COMPETITIVE PRODUCTS; AND THE RISKS SET FORTH BELOW IN THE SECTION ENTITLED "FACTORS THAT MAY AFFECT RESULTS." THESE FORWARD-LOOKING STATEMENTS SPEAK ONLY AS OF THE DATE HEREOF. THE COMPANY EXPRESSLY DISCLAIMS ANY OBLIGATION OR UNDERTAKING TO RELEASE PUBLICLY ANY UPDATES OR REVISIONS TO ANY FORWARD- LOOKING STATEMENTS CONTAINED HEREIN TO REFLECT ANY CHANGE IN THE COMPANY'S EXPECTATIONS WITH REGARD THERETO OR ANY CHANGE IN EVENTS, CONDITIONS OR CIRCUMSTANCES ON WHICH ANY SUCH STATEMENT IS BASED.

     TRADEMARKS. LASERCARD(R)AND DREXON(R)ARE THE COMPANY'S REGISTERED TRADEMARKS. SMART/OPTICAL(TM)CARD, LASERCARD(R) CONCIERGECARD(TM), AND LASERBADGE(TM)ARE THE COMPANY'S TRADEMARKS. THE COMPANY ALSO REFERS TO TRADEMARKS OF OTHER CORPORATIONS AND ORGANIZATIONS IN THIS DOCUMENT.

     Headquartered in Mountain View, California, Drexler Technology Corporation develops, manufactures, and markets optical data storage products and systems featuring LaserCard(R) optical memory cards and chip-ready Smart/Optical(TM) cards. Drexler-made LaserCard(R) optical memory cards are used for "digital governance" applications such as immigration, visas, cargo manifests, motor vehicles, import-duty collection, pay-per-use systems, and ID/access; and for healthcare and other digital read/write wallet-card applications. LaserCard Systems Corporation, a wholly owned subsidiary of Drexler Technology, makes optical card read/write drives, develops optical card system software, and markets optical cards, related data systems, and peripherals. Drexler Technology was incorporated under the laws of the State of California on July 23, 1968, and was reincorporated as a Delaware corporation on September 17, 1987. Throughout this report, the "Company" refers to Drexler Technology Corporation and subsidiaries.

     The LaserCard optical memory card is an updatable, laser recordable, computer readable, nonvolatile, credit-card sized, data storage card--invented, patented, developed, and manufactured by the Company. It contains a reflective stripe of laser- recording material called Drexon(R), a patented Company invention. Along with its ability to record, update, and store up to 4 megabytes of digital data, this unique card offers multiple data-security features, can be carried in a wallet, and is highly resistant to counterfeiting. This makes the LaserCard ideal for portable, recordable, secure, cumulative data storage.

     The Company's LaserCard product line currently consists of optical memory cards, optical card read/write drives, optical card data systems, chip-ready hybrid Smart/Optical(TM)cards, and related system software and peripherals. The

Company's products are sold mainly through value-added reseller (VAR) companies and card-distribution licensees that develop commercial applications for LaserCard products. Target markets are domestic and foreign government programs, identification cards, and medical, transportation, pay-per-use, and electronic commerce applications, among others. Company revenues also include fees from the occasional sale of patent licenses or card distribution licenses.

     Originally a supplier of photomasks to the semiconductor industry, the Company gradually transitioned its business into optical memory cards over a number of years of research, product development, production engineering, marketing, and licensing. After several years of moderate-sized orders, the breakthrough order for LaserCard optical memory cards came in February 1997 in the form of a $7.1 million order for Permanent Resident Cards (Green Cards) to be issued by the United States Immigration and Naturalization Service (INS). This initial order was followed by a series of card orders for INS Green Cards and U.S. Department of State "Laser Visa" border crossing cards: a $6.4 million order in December 1997, a $3 million order in November 1998, a $7.5 million order in May 1999, a $6.8 million order in December 1999, and a U.S. government subcontract awarded in June 2000, with an authorized maximum of $81 million for up to 24 million cards over a period of up to five years. Under this latest subcontract, 1.55 million cards have been shipped as of March 31, 2001. In all, approximately 8 million U.S. and Mexican residents have received the Company's optical memory cards since 1997, in the form of either Green Cards or Laser Visas. This population of North American LaserCard holders is growing at a rate of about 300,000 per month.

     Government, commercial, and trial applications for the LaserCard include the following:

     o    United States INS Green Cards
     o    United States Department of State Laser Visa border crossing cards
     o    Electronic commerce debit cards/pay-per use cards
     o PC-like hybrid "smart cards" (chip/optical) for multi-function applications
     o    Tamper-resistant ID cards
     o    Construction permit cards
     o    Medical/healthcare record cards
     o LaserCard(R) ConciergeCard(TM) optical memory cards for passenger services at airports

     For the fiscal year ended March 31, 2001, the Company manufactured and sold approximately 4.6 million LaserCard optical memory cards. The Company's multi-million card manufacturing plant, located in Mountain View, California, is designed to permit expansion of production capacity in steps up to 25 million cards per year, depending upon card type and color-printing specifications. Please see Item 7, "Management's Discussion and Analysis," regarding current card production capacity.

     Item 8, "Consolidated Financial Statements and Supplementary Data," contains industry segment information.

LASERCARD(R)OPTICAL MEMORY CARDS

OPTICAL DATA STORAGE

     Optical data storage systems use a beam of laser light to write and read information. This information is stored digitally in a binary code of "1" or "0" bits that are represented by either the presence or absence of a physical "spot" on the recording surface. The difference in reflectivity between the background surface and the individual spot is measured by a light-sensing device and converted into an electrical signal. These signals are then translated by a microprocessor into text, graphics, sound, and pictures. Using optical data storage, a large amount of data can be stored on a relatively small surface area since the digital data spots are microscopic in size and tightly compacted.

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

     The Drexon medium is DRAW (direct-read-after-write). DRAW media permit data to be read immediately after laser recording--for instantaneous checking of information. Data can be laser written onto the Drexon material at any time (over a period of weeks, months, or years) but data can be written in a specific location on the medium only once (write once). After an area is recorded, software prevents that same location from being overwritten with new data. Obsolete data can be ignored by the system but remains permanently stored on the Drexon optical card as an audit trail of all changes. New or revised information is recorded in a new location. Through these procedures, the card is easily updatable.

     Thus, although the Drexon material is not physically erasable like magnetic storage media, Drexon can be corrected and updated at any time and has the important audit trail feature that magnetic media does not have. Data can be read at any time (read many times), allowing access to newly recorded data and to the audit trail. The permanent audit trail is of fundamental importance for high security identification card applications and for medical record cards.

     Because the Drexon material is a nonvolatile data storage medium, it is not vulnerable to data loss or damage when exposed to X rays, electronic signals, or magnetic fields. Additionally, because the surface of the Drexon material is reflective, it can hold eye readable, laser engraved, low reflectivity images (such as photographs, text, and graphics) that can be viewed and verified without equipment, or readers. Also see "Card Security."

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

LASERCARD(R) APPLICATIONS

     To date, the most successful LaserCard programs involve "digital governance," meaning counterfeit- and tamper- resistant licenses or permits employing the LaserCard as proof that the cardholder has a formal permission, privilege, or right from a government, agency, or company. The card-issuing government, agency, or company would use the LaserCard optical memory card to limit and control access to these very valuable rights because the LaserCard inhibits counterfeiting and data tampering.

     A government-issued license is a formal permission, privilege, or right from a federal, state, city, or foreign govern ment or agency, such as in the following current and nascent optical card programs:

     o The current U.S. Green Card, or Permanent Resident Card, made by the Company and issued by the INS, permits approved foreign workers to reside and be employed in the United States.

     o The current LaserVisa border-crossing card, made by the Company and issued by the United States Department of State, permits Mexican citizens to shop in the United States (within 25 miles of the U.S. border) for up to 72 hours.

     o In a trial program, building construction LaserCard licenses have been issued in certain cities in China to prevent counterfeit licenses from being used.

     o In a planned national ID card application in Italy, the card would identify the holder as a citizen and confer upon the holder all the rights and privileges to which a citizen is entitled (welfare, medical benefits, etc.).

     o Three of India's 26 states have announced plans to use smart optical cards for motor vehicle registration for the purpose of inhibiting motor vehicle theft and preventing operators of trucks and buses from making counterfeit licenses.

     o The government of Turkey may use the LaserCard for import duty collection and the approval, certification, and licensing of the importation of chemical products used by consumers.

     A company-issued license is a formal permission or right related to a commercial application, for example:

     o In a current application, VISX, Incorporated employs pay-per-use VisionKey(R) cards with its LaserCard- equipped eye-surgery equipment, to initiate vision correction surgical procedures.

     o For a potential application, Unisys Corporation and Drexler Technology Corporation's LaserCard Systems subsidiary are developing a LaserCard(R) ConciergeCard(TM) membership card program, under which frequent travelers would receive privileges and rights, such as purchase discounts and expedited travel through airports.

READING AND WRITING THE LASERCARD

     The optical card read/write drive contains a low-power, semiconductor diode laser for writing (10.0 milliwatts) and reading (0.5 milliwatts) of data. The laser is about the size of a thumbtack. The read/write drive is connected to a personal computer as an external small computer system interface, or SCSI, device. Information is recorded when the read/write drive focuses the laser beam through the upper clear layer of the card, forming microscopically small spots in linear tracks on the Drexon material. The recorded spots represent digital data, the language of computers. Since the read/write drive is connected to a PC, data can be entered onto the LaserCard via computer keyboard, from the computer's memory, from the Internet, and from intranet computer networks.

DATA STORAGE CAPACITY

     A byte is a unit of computer storage--the amount of memory needed to store a single number or letter. A megabyte is 1,000,000 bytes; a kilobyte is 1,000 bytes. The digital data storage capacity of the LaserCard is determined by the spot size, track pitch, and width of the Drexon optical stripe used in the card. The standard spot size is 2.5 microns and the standard track pitch is 12 microns. A micron is 1/1,000 of a millimeter, or about 1/75 the width of a human hair. The smallest size spot the human eye can see is about 20 microns. Two card products conforming to international standards are manufactured by the Company: a 16-millimeter stripe LaserCard (1.5 megabyte capacity) and a 35-millimeter stripe LaserCard (4.1 megabyte capacity). The LaserCard itself is the size of a conventional credit card.

     A significant portion of the LaserCard's total data capacity is used for an error detection and correction, or EDAC, algorithm. EDAC is routinely used in various data storage and transfer methods to compensate for data errors resulting from transmission errors, surface scratches above the recording material, or contamination such as dust or fingerprints. EDAC is automatically added to data written onto the LaserCard, to achieve written data error rates of less than one in a trillion.

     The resulting data storage capacities are 2.86 megabytes of "user" capacity for the standard 4.1 megabyte LaserCard and 1.1 megabytes of "user" capacity for the 1.5 megabyte LaserCard. The 16-millimeter stripe LaserCard with 1.1 megabytes of user capacity can be employed in conjunction with a microcontroller/microprocessor chip to create a PC-like, hybrid smart card , which the Company calls a Smart/Optical(TM) card.

     The amount of information that can be stored on the LaserCard varies dependent upon the type of digital file, file compression algorithm, formatting parameters, and data encoding sector size. Typically, a 4.1 megabyte LaserCard can store more than 1,200 digital text pages or 200 scanned text pages. If the LaserCard is used in a transaction-based application (payment cards, access cards) over 35,000 transactions could be recorded.

     The 4.1 megabyte LaserCard has several hundred times the storage capacity of an 8 kilobyte integrated circuit (IC) smart card and over 10,000 times the capacity of a magnetic stripe card.

PRERECORDING

     Another feature of the LaserCard is its recordability both during and after the card manufacturing process. Since photographic film is the base material from which Drexon is made, photolithography is used during the manufacturing process to prerecord optical digital data, graphics, and formatting such as tracks and other indicia, while the film is still photosensitive. Later, after the film is processed to become Drexon and made into cards, data can be laser recorded or updated at any time--even over a period of years (such as a health history card).

CARD DURABILITY

     Unlike most other types of digital storage media, the LaserCard can be manufactured to withstand temperatures of 100o C (212o F) for extended periods. Additionally, its ability to withstand flexure exceeds that of conventional credit cards. And, since the LaserCard is a nonvolatile data storage medium, it is unaffected by static electricity, application of voltage, or other electromagnetic interference.

     Testing has indicated that, when protected by an appropriate envelope, the LaserCard is not normally damaged by the usual dust particles, grime, and scratches common to other types of cards carried in a wallet environment. The ISO/DELA Standard (discussed below) uses a pit center data detection scheme for the highest reliability in reading and writing, coupled with a powerful EDAC code to maximize the life of the LaserCard.

CARD SECURITY

     The level of data security used with the LaserCard would depend upon the type of application. Storing automobile maintenance records requires little or no data security. However, very high security features are required for government- issued ID cards, visas, immigrant work permits, company-issued licenses or permits, and for the protection of confidential information such as medical records and other personal data. The LaserCard's relatively high storage capacity accommo dates the use of multiple, nonerasable, security safeguards in addition to holding all of the user data and an audit trail. These security measures include eye readable and computer readable security features to enhance data security, confi dentiality, and resistance to counterfeiting and data tampering.

     The LaserCard is a multiple-security-feature, digital identity card solution that offers customers the capability of utilizing all or any combination of the following security features on the same card:

     o It can be progressively upgraded to deter data tampering and high-tech counterfeiters.

     o It can store PC-readable (digitized) face photographs, signatures, biometric data, and text.

     o It can permanently contain an "audit trail" of all digital data recorded on the card--even data "erased" by the user.

     o It can utilize a process of uniquely laser-engraving an "eye-readable" image of the cardholder's face, biographic data, signature, document number, and card expiration date.

     o It can have a unique, laser-engraved, sequential identification number.

     o It can store precise, high-resolution microimages during the card manufacturing process--for example, images of all U.S. presidents and all state flags, as in the DoS and INS cards.

     o It can store digital certificates, digital signatures, and public and private cryptographic keys based upon public key infrastructure (PKI) for use with the Internet, intranets, or extranets for verifying identity.

     BIOMETRICS, DIGITIZED PHOTOS, PINS, AND DEDICATED SYSTEMS. Various computer-readable security safeguards that can be used with optical memory cards include biometric identifiers such as digitized retina scans, signatures, fingerprints, and hand geometries; digitized color photographs; biographic data; and one or more personal identification numbers (PINs). Combinations of these and other security features can be recorded onto the card when it is initialized by the card issuer, for later authentication of the card when it is in actual use. Also, the Company can factory-prerecord dedicated interface codes onto the cards' embedded optical memory stripe so that cards without these codes will not function in dedicated equipment, or vice versa.

     DATA SEGMENTATION, SECURITY SOFTWARE, AND ENCRYPTION. If desired, data storage on the LaserCard can be segmented by type of information stored (for example, patient records separated from insurance information or pharmacy records) so that access to each type of data can be controlled separately. In addition, software products are available that can be used with the LaserCard to protect computer-based data against unauthorized access. Further, for applications that warrant cryptography, all data can be recorded onto the LaserCard using data encryption algorithms. The Company's hybrid, PC-like Smart/ Optical(TM) card--with a microprocessor and over 1 megabyte of updatable optical memory--could be used to store digital signatures, digital certificates, and cryptographic keys such as PKI for Internet e-commerce, as well as multi-application programs and software upgrades.

     AUDIT TRAIL. Because the LaserCard contains nonvolatile WORM memory (write-once, read-many times) that is recorded permanently, the card can hold a complete audit trail of data, changes, updates, and deletions. This can be achieved using software--to allow access to previously recorded files and, if desired, to record all attempts to access data from the LaserCard.

     MATCHING, EYE READABLE IMAGES. The LaserCard uniquely offers this key security feature for maximum counterfeit- resistance. Cardholder-specific information (typically, the cardholder's face photograph, name, signature, number, or other identifying information) is laser-engraved onto the card's reflective stripe (through the card's protective transparent polycarbonate layer). These laser-engraved visual images provide an ultra-secure, matching reference to the identical cardholder-specific images thermally printed elsewhere on the card. These permanent, eye readable, laser-engraved images are recorded when the card is issued, using a standard optical card read/write drive. Both the United States INS and Department of State currently use this visual technology. For high-speed checking of cards at the United States/Mexico border, the eye-readable, laser-engraved images facilitate the immigration inspectors' job of quickly verifying cards.

     MICROPRINTING, THERMAL PRINTING, AND OTHER SECURITY ADD-ONS. Using photolithography, microimages (readable with magnifiers) can be factory prerecorded onto the LaserCard's optical stripe as further deterrents against counterfeiting. Examples include complex optical watermarks, emblems, seals, and logos. Later, using digital identification technology and commercially available thermal printers, visual data and images can be thermally printed directly onto the back of the LaserCard at the time the card is initialized (i.e., during card issuance). Visual data could include the cardholder's name and address, a face photograph (in full color or black and white), signature, or other information. Various other security options that can be added to the LaserCard include conventional holograms, OCR-B (optical character recognition, type B), bar codes, serial numbers, etc.

INTERNATIONAL STANDARDS

     Standardization of optical memory cards allows interchange of the digital information encoded on the cards and facili tates compatibility among optical memory card systems. The Company participates in optical card standards activities in the United States and internationally. The standard format under which the Company's optical memory cards operate is called the DELA Standard. Shown below is the current status of optical memory card standards under ISO/IEC (the International Organization for Standardization/International Electrotechnical Committee) and ANSI (the American National Standards Institute). The LaserCard optical memory card system, featuring the DELA Standard format, complies with all of the documents listed.

     o ISO/IEC 11693 (2000) describes the general characteristics of optical memory cards. This approved international standard was first published in 1994.

     o ISO/IEC 11694-1 (2000) describes the physical characteristics of the card, such as height, width, thickness, etc. This approved international standard was first published in 1994.

     o ISO/IEC 11694-2 (2000) describes the dimensions and location of the accessible area--the area on the card where data writing/reading occurs. This approved international standard was first published in 1995.

     o ISO/IEC 11694-3 describes the optical properties and characteristics of the card and provides the technical specifications which allow interchange. This approved international standard was published in 1995.

     o ISO/IEC 11694-4 describes the logical data structure on the card and defines the method of writing and reading card data. This approved international standard was published in 1996.

     o In the United States, ANSI has adopted all of the above ISO Standards as ANSI/ISO Standards.

LASERCARD(R)PRODUCTS

CARD MANUFACTURE

     LaserCard optical memory cards are manufactured by the Company in Mountain View, California. The optical memory card manufacturing plant is designed to permit step-by-step expansion of production capacity, depending upon type of card and color-printing requirements. See Item 7, "Management's Discussion and Analysis," regarding card production capacity. The Company produced and sold approximately 4.6 million cards in fiscal 2001, 4.5 million cards in fiscal 2000, and 4 million cards in fiscal 1999. The Company also produces additional quantities of cards for distribution at trade shows as marketing samples.

     To maintain adequacy of raw material supplies, the Company attempts to establish ongoing relationships with principal suppliers and obtains information about alternate suppliers. The Company maintains raw materials inventory levels that take into account current expected demand, order-to-shipment lead times, supplier production cycles, and minimum order quantities. To enable the Company to plan raw material inventory levels, quotes to potential customers generally provide for certain advance payments to the Company.

PRODUCT EVOLUTION

     The Company continues to add features to its optical memory card products, making them much more than simple, digital data storage devices. The Company has enhanced its card manufacturing capabilities to meet evolving international standards and, for some applications, to add signature panels, sequential serial numbers, bar coded data, magnetic stripes, and laser-engraved eye-readable images onto optical cards. In addition, "chip ready" optical memory cards can be purchased from the Company, for insertion of IC chips to create PC-like, hybrid Smart/Optical(TM) cards. The Company intends to continue its research and development efforts to evolve its products and services to meet changing market needs or to create new markets for optical cards.

LASERCARD MARKETING

     CHANNEL MARKETING, CUSTOMER BASE, AND TECHNICAL SUPPORT. LaserCard Systems Corporation (LSC), a wholly owned subsidiary of Drexler Technology Corporation, markets the Company's products, primarily through value-added resellers (VARs) and licensed card distributors in the United States and other countries. VARs and licensees purchase optical cards, card read/write drives and other peripherals, and system software from the Company. VARs/licensees may add value in the form of services, application-specific software, personal computers, or other peripherals, and then resell these products as integrated systems.

     During fiscal 2001, the Company sold LaserCard products or provided services to approximately 40 customers located in nine states and 20 foreign countries. Due to the Company's large U.S. government and commercial orders during the past three fiscal years, sales of the Company's LaserCard products in the U.S.A. were 82% of net sales for fiscal 2001, 98% of net sales for fiscal 2000, and 94% of net sales for fiscal 1999. However, the Company believes that international mar kets will be an important source of product sales and license revenue in the future. Substantially all foreign product sales have been made through VARs and licensee/distributors.

     LaserCard marketing operations are conducted through the Company's offices in California, New York, and France, and the LaserCard Systems Web site at www.lasercard.com supports worldwide marketing activities. The Company's marketing staff, general management, and technical personnel work closely with customers. LSC also provides customer technical support related to optical card system integration, software, sales, and maintenance. This technical support is provided by a staff of software, engineering, and administrative professionals.

     MARKETING FOCUS. In addition to the INS Green Card and the U.S. Department of State Laser Visa card, and the existing commercial applications for the LaserCard, the Company expects to target the following market opportunities:

     o Foreign government visa, passport, identification, motor vehicle registration, and building construction permit programs; welfare benefits programs; medical record card applications; multi-function card programs involving financial transactions; and high security, high value, electronic commerce over networks, including the Internet.

     o Multi-application cards for frequent airline travelers to obtain expedited services at airports.

     o Product and service offerings such as optical card personalization services (including over the Internet) and marketing of multi-technology card workstations.

     o Pay-per-use LaserCard "tickets" for scheduling, queuing, setting time limits, and maintaining a time-and-date log of utilization of an item--such as equipment, machinery, facilities, or system, where the users pay the lessor or licensor only when the item is actually utilized (minutes, hours, days, weeks).

SOFTWARE

     LSC develops LaserCard-related system software such as device drivers, file system DLLs (dynamic link libraries), and custom software tools to enhance read/write drive integration. LSC also offers contract service support to VARs that require custom programming in the development and integration of their LaserCard applications. LSC provides software for demonstrating data storage, medical, and security concepts involving the LaserCard, software-development tools for related peripherals, and a card issuance application software package. The Company continues to upgrade its software capabilities.

     SYSTEM SOFTWARE.

     System software controls or facilitates the basic operations and read/write functions of optical memory card drives so that they can interface directly with personal computers.

     WINDOWS 3.X/DOS DEVICE DRIVER SOFTWARE. A device driver is system software that translates operating system com mands so that the optical card read/write drive emulates an erasable drive. LaserCard device drivers save VARs and customers considerable custom software development time because existing application software can be modified for LaserCard applications.

     WINDOWS NT DEVICE DRIVER SOFTWARE. This device driver, developed by LSC's engineering staff, allows the LaserCard to be used with computers operating under Windows NT, a widely used network operating system. The NT device driver:

     o Provides compatibility between device drivers--files written to the LaserCard using the DOS/Windows 3.x driver are compatible with the Windows NT driver, and vice versa.

     o Enables use of LaserCard with network software sold by Microsoft, Novell, and others.

     o Supports multitasking applications and background read/write drive operation.

     o Facilitates the first-ever connectivity of optical card read/write drives to multiple hardware platforms (such as Intel x86, DEC Alpha, IBM Power PC).

     o    Functions with application software compatible with Windows NT.

     LASERCARD FILE SYSTEM (LCFS) DLL SOFTWARE. The LCFS DLL is a complete software development package that supports Windows(R) 3.x, Windows(R) 95, Windows(R) 98, Windows(R) NT, and the Linux operating system. The LaserCard

File System itself is independent of any operating system; therefore, it can be ported to an operating system along with the application, while retaining compatibility with previously written optical memory cards and the application. LCFS can optimize the LaserCard's WORM recording medium without the constraints of a DOS or Windows or Linux file structure. Since LCFS is not part of an operating system (as device drivers are), access to the card is available only from the software application that created the data on the optical card or from a related application.

     The LCFS DLL is used to develop LaserCard applications with enhanced security features that can prevent direct access to files on the optical memory card. Before granting access to any particular file, the application prompts the user for the password relating to that file and will deny access if the proper password is not entered. Features of the LaserCard File System DLL include:

     o Enables use of the LaserCard with database management systems of Microsoft, Oracle, Sybase, and others.

     o Permits writing of LaserCard application programs under software languages such as Visual Basic, C++, and others.

     o Generates up to 16 partitions for highly secure, password protected, multiple application cards.

     o    Enables LaserCard file format to be operating-system independent.

     o    Supports multiple sector size recording to optimize data capacity.

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

     LASERBADGE(TM) APPLICATION SOFTWARE. In addition to developing system-related software, LSC has developed a complete LaserCard issuing application, in coordination with an existing commercial software company. Called LaserBadge(TM), the application is a card personalization and data management software package that uses an existing ODBC (open database connectivity)-compliant database to print and optically encode personal data onto the LaserCard. This software package is offered for sale to all VARs, allowing them to integrate the LaserBadge into their end-user application for printing and encoding of the LaserCard.

READ/WRITE DRIVES, WORKSTATIONS, AND PERIPHERAL EQUIPMENT

     OPTICAL CARD READ/WRITE DRIVES. Optical memory cards are used in conjunction with a card read/write device (drive) that connects to a personal computer. The price, performance, and availability of read/write drives are factors in the commercialization of optical cards. The Company sells read/write drives to VARs and other customers for less than three thousand dollars per unit, and these units generally include the Company's interface software/device drivers. Recently, the prices have been reduced by 20%.

     During fiscal 2000, the Company established in-house capabilities in read/write drive assembly and design. Previously, the Company purchased assembled drives from a licensee in Japan, Nippon Conlux Co., Ltd. ("Conlux"), which was a sole supplier of the drives. The Company completed the acquisition for cash of Conlux's read/write drive manufacturing facility (manufacturing tooling, equipment, etc.), transferred the facility to Mountain View, California, and is producing drives locally. Initially, the Company purchased sets of parts from Conlux for assembly in the United States. Now, the Company is qualifying vendors for the parts it purchases for read/write drives.

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

     In fiscal 1998, under third-party funding, the Company developed a PC-based, multi-application, multi-technology card workstation, which the Company has the right to manufacture and market. The multi-technology card workstation can read and/or write LaserCard optical cards, conventional magnetic-stripe cards, 2-dimensional bar codes, OCR-B (optical character recognition), and smart cards having an integrated circuit chip that contains semiconductor memory and, optionally, a microprocessor.

     MULTI-APPLICATION CARD WORKSTATIONS. The multi-technology card workstation also is capable of writing and reading data to and from the Smart/Optical(TM) card--a PC-like, hybrid LaserCard containing a microcontroller/microprocessor chip and an optical memory stripe. In general, the PC-like card could be used in a variety of applications by utilizing its microprocessor for transaction processing and its optical memory for data storage. By combining two or three technologies, a single card could house multiple applications.

     PERIPHERAL EQUIPMENT. LSC purchases and resells the following application-specific peripherals:

     o Dye-diffusion color card printers for printing of eye readable photos, graphics, and text in black and white or color onto cards.

     o Digital biometric identity verification systems (hand geometry, fingerprint, and signature verification systems) for comparing a unique biometric identifier stored on the LaserCard with that of the card user.

     o    X-ray scanners.

     o Electronic digital video cameras for storing computer readable photos in color.

COMPETITION

     The Company's optical memory cards compete with optical memory cards made by a licensee and with other types of portable data storage cards and technologies used for the storage and transfer of digital information. These may include integrated circuit (IC) cards, 2-dimensional bar code cards and symbology cards, magnetic-stripe cards, CD-read only cards or recordable cards, PC or PCMCIA cards, and small, digital devices such as data-storage keys, tokens, finger rings, and small cards and tags. The financial and marketing resources of some of the competing companies are greater than the Company's resources.

     Competitive product factors include system/card portability, interoperability, price-performance ratio of cards and associated equipment, durability/environmental tolerance, and card security. Although the Company believes its cards offer key technological and security advantages, the current price of optical card read/write drives is a competitive disadvantage to the Company in some markets because alternative technologies typically have lower priced drives. In addi tion, in countries where the telecommunications infrastructure is extensive and low cost, centralized databases and wide- area networks may limit the penetration of optical cards. These trends toward Internet, intranet, and remote wireless net works will preclude some potential applications for the Company's cards but, on the other hand, may create market opportunities in other areas such as information security and card personalization via the Internet.

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

     IC CARDS. The LaserCard competes in some applications, such as the identification card market, with cards that contain an integrated circuit (IC) microprocessor and memory. These are known as "smart cards," "IC cards," or "chip cards." The IC card is more vulnerable to tampering and can be more easily damaged in everyday use, whereas the Company's card construction and the use of polycarbonate plastic make the LaserCard more rugged. Also, an 8-kilobyte IC card can store less than 1% of the amount of data storable on a LaserCard.

     IC card prices and performance vary widely. The IC card uses a much lower cost read/write drive than is used with an optical card, whereas a typical smart card containing an 8-kilobyte IC and a microprocessor is higher priced than the Company's 4.1 megabyte optical memory card. Because of their low-priced read/write drive, IC cards containing an 8-kilobyte IC and a microprocessor are particularly competitive in systems using one-card per read/write drive and in the markets for financial-transaction and telephone systems. The IC card was invented five years before the LaserCard and has a greater installed base outside the U.S.A. Low-storage capacity IC cards are currently used as telephone cards and point-of-sale cards, particularly in Europe. Low-storage capacity cards for telephones and for bank debit/cash card systems are not markets for the Company's cards. However, for multi-function applications, the Company currently offers "chip ready" optical cards to which an IC can be added, creating a PC-like, hybrid smart card, called a Smart/Optical(TM) card.

     OTHER CARD PRODUCTS. Read/write magnetic-stripe cards and read-only memory cards such as 2-dimensional bar code cards and symbology cards are lower priced and compete with the Company's read/write optical memory cards for certain markets, such as identification cards. However, the Company's cards have significantly higher storage capacity and offer unique security features to deter counterfeiting and data tampering. Commercial magnetic-stripe cards are relatively easy to duplicate and, because they are erasable and rerecordable, are highly susceptible to unauthorized erasure and alteration. Two-dimensional bar codes on cards and other symbology cards store relatively small amounts of data compared to the LaserCard and are not recordable/updatable after they are issued. Moreover, some of these alternative technologies--such as magnetic stripes, IC chips, and bar codes/symbology--can be incorporated into the Company's optical memory cards, thereby adding additional performance features to the LaserCard. In 2000, a small company announced it was developing a 5 megabyte magnetic card. However, the Company believes that magnetic-based cards (which are easily erasable) probably would not have the high security features required for government ID cards or the security and audit trail features required for medical record cards. Experimental card technologies probably are under development at other companies.

     There also are high capacity, high cost storage cartridges called PCMCIA (Personal Computer Memory Card Industry Association) cards, or PC cards, that are used in personal computer applications, for example, data-storage devices for portable computers. Because they are structurally rigid, thick, and significantly higher in cost, PC cards are not considered competitive with the LaserCard for low cost, wallet-card applications. Other small, digital devices--such as data-storage keys, tokens, finger rings, and small cards and tags--are viable alternatives for some card-based applications. Competitive factors include system/card portability, interoperability, price-performance ratio, and environmental tolerance.

OTHER OPTICAL MEMORY CARDS AND EQUIPMENT

     Under a royalty-bearing license from the Company, Optical Memory Card Business Corporation (OMCBC), a Japanese company, makes and sells optical memory cards in competition with the LaserCard. Another Japanese company, Canon Inc., also purchased a license from the Company to make optical memory cards and equipment; however, in 1999, Canon apparently discontinued its marketing efforts. Japan-based Olympus Optical Co., also a licensee of the Company, has produced its own optical card equipment, although it is not believed to be doing so currently, and has purchased cards from OMCBC.

     The Company's LaserCard utilizes the ISO/DELA format developed by the Company in conjunction with a group of its licensees. Canon's optical memory card used the ISO/SIOC format developed by Canon. Although both card formats meet the ISO Standard, the Company's ISO/DELA format and the Canon ISO/SIOC format are not functionally compatible. The Company believes that its ISO/DELA format offers some performance advantages over Canon's ISO/SIOC format. Olympus Optical has manufactured and sold ISO/SIOC read/write drives and nonstandard drives and is capable of producing an optical card read-only drive.

     The Company produces ISO/DELA format cards and read/write drives. Dai Nippon Printing Co., Ltd. (the principal owner of OMCBC) produces optical memory cards using the ISO/SIOC format, in addition to cards using the ISO/DELA format, and is capable of producing the nonstandard Olympus format. At least several times as many ISO/DELA cards have been manufactured and sold than ISO/SIOC format cards. Nevertheless, ISO/SIOC format cards and read/write drives have been sold in competition with Company products, and the resources for marketing of Dai Nippon Printing, Canon, and Olympus Optical are substantially greater than those of the Company. The Company also believes that it currently offers competitive advantages in areas such as system integration, system software, customer support services, and as the only company that manufactures both optical memory cards and read/write drives.

     In the past, a number of firms have disclosed the development of alternative optical cards, including Asahi Chemical, Polaroid, Sony, and Toppan Printing. However, the Company is not aware of any current optical memory card-related commercial activities by those firms. During the past several years, prerecorded read-only optical cards functioning with CD players have been used as high-data capacity, 1.2-millimeter thick, "business cards" containing promotional materials. On June 12, 2000, Philips, Sony, and Taiyo Yuden announced a customer-recordable version of these thick, rigid, promotional-data cards based upon the widely used CD-recordable format; however, they do not meet the ISO Standards for either credit cards or identification cards. Also in 2000, it became known that a small company is developing a high- data capacity, ultraviolet-laser recordable, read-only, optical memory card that would be read with a second laser operating in the visible or near-infrared wavelength.

LICENSES

     The Company has developed a portfolio of U.S. and foreign patents which have generated a total of over $40 million in license fee revenues through license agreements related to optical memory cards, equipment for using the cards, optical data storage, and other aspects of the Company's patents. The Company presently offers nonexclusive, royalty bearing licenses for optical card read/write drive manufacture, for assembly of read/write drives from kits, and for optical card finishing using Company-supplied materials. Also offered are card distribution licenses to create distributors, in regions of the world, that can buy cards wholesale from the Company at prices lower than those charged to VARs.

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

CARD MANUFACTURING LICENSES

     Two $10 million, nonexclusive, royalty bearing, patent licenses have been sold by the Company for optical memory card manufacture--one in fiscal 1989 to Canon Inc., and one in fiscal 1991 to Optical Memory Card Business Corporation (OMCBC), a Japanese company formed by Dai Nippon Printing Co., Ltd. and three read/write drive equipment licensees of the Company. OMCBC is a competitive manufacturer of optical memory cards and an alternate, second -source supplier to the Company's customers for optical cards that are compatible with the Company's cards.

CARD DISTRIBUTION LICENSES AND OTHER LICENSES

     Optical card distribution licenses grant the right to purchase cards at favorable pricing, for use or resale. Card prices to licensed distributors for large quantities are typically 10% to 15% below VAR pricing for optical cards having similar data capacity, printing complexity, specifications, formatting complexity, tolerances, quality, quantity, and delivery date.

     Fiscal 2001 license revenues consisted of (a) $713,000 earned on a license that allows a licensee in Italy to purchase parts kits from the Company and assemble read/write drives from the parts kits and (b) $1,465,000 in license revenue on the sale of a patent license in conjunction with the settlement of patent litigation. See Item 3, "Legal Proceedings." Fiscal 2000 license revenues consisted of the revenue earned on a license that will allow a licensee in Italy to assemble read/write drives from parts kits provided by the Company. Fiscal 1999 license revenues included $200,000 from an agreement to provide technical information and $500,000, which together with a prior-year payment completed the purchase of a nonexclusive license for optical card distribution for a Switzerland-based company.

OTHER MATTERS

RESEARCH AND ENGINEERING EXPENSES

     Research and engineering expenses were $2,370,000 for fiscal 2001, $1,299,000 for fiscal 2000, and $456,000 for fiscal 1999. See Item 7,
"Management's Discussion and Analysis."

PATENTS

     OPTICAL DATA STORAGE. As of March 31, 2001, the Company owned approximately 50 U.S. patents relating to optical data storage (including optical storage media, optical cards, formats, equipment, systems, software, the utilization of optical storage media, and e-commerce technology). Other U.S. patent applications have been filed, including five related to the field of e-commerce technology. Approximately 70 counterparts of certain U.S. patents have been issued as patents in a number of foreign countries. However, the Company owns certain U.S. patents as to which foreign counterparts have either not been filed or the examination process has been terminated without issuance of the foreign patents. Also, from time to time, the Company elects to allow some of its U.S. or foreign patents to expire when maintenance fees become due, if the patents are deemed no longer relevant. In addition to its patents, the Company protects as trade secrets some refinements to the Drexon medium and cards and knowhow related to card production.

     The Company's U.S. patents have expiration dates ranging from 2002 to 2012, with the majority expiring during the first half of this period. Counterpart patents in foreign countries also expire during this period. Two of the three U.S. patents that expire in 2002 have counterpart patents that expire four years from now, in 2005, in the following countries: Belgium, Canada, France, Germany, Israel, Japan, United Kingdom, Korea, and Spain. Under its license agreement with the Company for manufacture of optical memory cards, OMCBC's obligation to pay royalties to the Company for use of the licensed patents ceases on December 31, 2003. Canon's royalty obligations in connection with its licenses to manufacture optical memory cards and reading and writing equipment expire on December 31, 2008. However, in 1999, Canon apparently discontinued its marketing efforts. Other royalty-bearing licenses sold by the Company, related to equip ment for reading and writing optical memory cards, provide for royalty payments to cease on the last expiration date of the licensed patents. Royalty payments to the Company from its licensees have not been significant to date. The Company cannot predict whether the expiration or invalidation of its patents would result in the introduction of competitive products which would affect its future revenues adversely.

     The Company presently intends to pursue any infringement of its patents either by litigation, arbitration, or negotiation. However, there can be no assurance that any of the Company's patents will be sufficiently broad in scope to afford protec tion from products with comparable characteristics that may be sold by competitors in the future. There also can be no assurance that the validity of any patents actually granted will not be challenged. In 1992, the claims of three of the Company's issued U.S. patents successfully passed reexamination proceedings in the U.S. Patent and Trademark Office (USPTO) after a two-year review by the USPTO's Board of Patent Appeals and Interferences.

     "PACKET WRITING" AND DRIVE-LETTER ACCESS METHOD FOR CD-R AND DVD-R DRIVES. In 1991, the Company was issued U.S. Patent 5,029,125 entitled, "Method of Reading and Writing Files on Nonerasable Storage Media." Counterpart patents were granted in Japan, Germany, France, the U.K., Italy, and Canada. The patent relates to methods of reading and writing data files on a nonerasable (and the equivalent) laser recordable optical disk and methods of transferring, inputting, and outputting data files within a computer system that utilizes both a computer memory and an optical disk, such as a CD-R or DVD-R disk. The system/software architecture used in the patented method facilitates the use of "packet writing" and drive-letter access and is applicable to various PC operating systems. The invention permits a number of separate laser recordings on a single track of an optical disk with minimum waste of data storage space for "overhead" functions. On June 5, 1997, the Optical Storage Technology Association (OSTA) announced the release of Universal Disk Format (UDF 1.5) which defines support for CD-R with Windows 95 and Windows NT. OSTA stated, "CD-R users who record disks in multiple sessions need to employ packet writing to avoid substantial loss of storage capacity." Avoiding such a loss of storage capacity was a significant objective of U.S. Patent 5,029,125 when filed March 7, 1989. During fiscal 1998 and fiscal 2001, more than two dozen companies were put on notice by the Company with regard to possible infringement of this patent.

TRADEMARKS

     LaserCard(R) and Drexon(R) are federally registered trademarks of Drexler Technology Corporation.

EMPLOYEES

     As of March 31, 2001, the Company and its subsidiaries employed 111 persons (including four executive officers). This workforce consisted of 96 persons in administration, marketing/sales, manufacturing, and research and engineering, plus 15 temporary personnel mainly for quality assurance inspection of cards. None of the Company's employees is represented by a labor union.

BACKLOG

     As of March 31, 2001, the backlog for LaserCard optical memory cards (consisting of firm card orders and releases under card supply contracts) was approximately $6.2 million. Of this amount, 77% is for U.S. government Green Cards and Laser Visas, under a U.S. government subcontract for the purchase of optical memory cards. This subcontract, announced during the fiscal 2001 first quarter, has an authorized maximum of $81 million for up to 24 million cards over a period of up to five years. The subcontract was received by the Company through a LaserCard VAR that is a U.S. government prime contractor, under a competitively bid, government procurement contract. Under the subcontract, the Company will supply up to 24 million LaserCard optical memory cards at an average selling price of about $3.23 per card. The subcontract states that the U.S. government anticipates placing orders in units of at least one million optical memory cards per order. The subcontract provides for an initial one-year contract period and four additional one-year contract options. Shipments commenced in September 2000, and 1.55 million cards have been shipped as of March 31, 2001, under this subcontract.

FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS

     Financial information about geographic areas is described in Note 4 to Item 8, "Consolidated Financial Statements and Supplementary Data."

FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

     DEPENDENCE ON LIMITED NUMBER OF CUSTOMERS. The Company depends on a limited number of customers, and the loss of these customers or significant reductions in their orders would cause its revenues to decline. The Company is heavily dependent on U.S. government orders for INS Green Cards and Department of State Laser Visa cards, representing 43% of the Company's fiscal 2001 revenues. These two programs provide the largest component of the Company's currently anticipated card production. The Company's estimate of U.S. government card deliveries depends upon the issuance of corresponding order releases by the government, which reserves the right to withhold releases, to reduce the quantities released, extend delivery dates, or reduce the rate at which cards are issued. Losses would occur if both of the Company's largest U.S. government programs were to be delayed, canceled, or not extended and not be replaced by other card orders or other sources of income, or if increases in product revenues or licenses do not keep pace with increased marketing and R&D expenditures. A non-government customer, VISX Incorporated, representing 26% of the Company's fiscal 2001 revenues, has indicated that its new, lower cost, laser eye-surgery equipment will not employ LaserCard drives for system activation, although its LaserCard-equipped surgery systems will use the Company's optical memory cards. This change and a reduction in eye surgeries due to current economic conditions will have an adverse effect on the Company's revenue levels.

     LENGTHY SALES CYCLES. Since the sales cycle for the Company's products is typically long and unpredictable, the Company has difficulty predicting future revenue growth. Initial product sales to value-added resellers and other customers are generally in small quantities, for evaluation purposes and trial programs. Obtaining substantial, follow-on orders from these customers usually involves a lengthy sales cycle, requiring marketing and technical time and expense with no guarantee that substantial orders will result. This long sales cycle results in uncertainties in predicting operating results, particularly on a quarterly basis. In addition, since the Company's major marketing programs involve the U.S. government and various foreign governments and quasi-governmental organizations, additional uncertainties and extended sales cycles can result. Contributing factors include government regulations, bidding procedures, budget cycles, and other factors that influence governmental policy-making and procurement.

     EXPANSION OF CARD MANUFACTURING CAPACITY. The Company has made and intends to continue to make significant capital expenditures to expand its card manufacturing capacity. There can be no assurance that the Company will be able to meet its maximum projected card manufacturing capacity, if and when customer orders reach that level. The Company could experience equipment, raw material, quality control, or other production problems under very high-volume production approaching 25 million cards per year. Since customer demand is difficult to predict, the Company may be unable to ramp up its production quickly enough to timely fill new customer orders. In addition, if the Company overestimates customer demand it could incur significant costs relating to excess capacity. The Company purchases optical card raw materials for its anticipated optical card demand and takes into consideration the order-to-delivery lead times of vendors and the economic purchase order quantity for such raw materials. If the Company over-estimates customer demands, excess raw material inventory can result.

     OPTICAL CARD RAW MATERIALS--SOURCES OF SUPPLY. The Company depends on sole source and limited source suppliers for optical card raw materials. If the Company is unable to buy raw materials in sufficient quantities and on a timely basis, it will not be able to deliver its products to customers on time. As a result, the Company could lose customers, and its revenues could decline. The ability to produce optical memory cards in high volume in the Company's card manufacturing plant is dependent upon maintaining sources of supply of certain materials. Such materials include special photographic films which are commercially available solely from Eastman Kodak Company, of the United States. The Company believes that Kodak will continue to supply such photographic films to the Company on a satisfactory basis and in sufficient quantities. Plastic films used in optical memory card production are available from one supplier in the U.S. and from multiple foreign suppliers. Processing chemicals, inks, bonding adhesives, and packaging materials are obtained from various U.S. and foreign suppliers.

     PRODUCTION OF READ/WRITE DRIVES; PARTS/COMPONENTS; INVENTORY LEVELS. The Company maintains an inventory of read/write drives and sets of drive parts that it believes are adequate to meet customer demand. However, an interruption in the supply of read/write drive parts or difficulties encountered in read/write drive assembly could cause a delay in shipments of drives and optical memory cards and a possible loss of sales, which would adversely affect operating results. Several major components are custom designed specifically for the read/write drive. For example, the optical recording head for the current drive is a custom part obtained from one supplier, and a specially designed PC board is obtained from another sole supplier. At current production volumes, it is not economical to have more than one supplier for these custom components. The Company produces read/write drives in quantities that approximately match current order rates and has not yet needed to established drive manufacturing capability for high-volume output levels. The ability to produce read/write drives in high-volume production, if required, will be dependent upon maintaining or developing sources of supply of components that meet the Company's requirements for high volume, quality, and cost. In addition, the Company could encounter quality control or other production problems at high-volume production of read/write drives. The Company estimates that if sustained order rates more than double the fiscal 2001 sales rate, then a temporary shortage of read/write drives could result. Purchases of read/write drive parts are made in quantities that exceed the historical annual sales rate. Therefore, based upon last year's sales quantity, the Company has more than one-year's supply of read/write drive parts on hand. The Company purchases read/write drive parts for its anticipated read/write drive demand and takes into consideration the order-to-delivery lead times of vendors and the economic purchase order quantity for such parts. At March 31, 2001, read/write drive parts and finished goods inventory totaled $2.2 million. During fiscal 2002, the Company will receive an additional $1.25 million in read/write drive parts that are now on order. Approximately 2,000 read/write drives can be assembled from this inventory. The Company believes there is a market for the read/write drives. However, since lower cost read/write drive designs may become available from the Company before the parts are utilized, a portion of this inventory could be written down if the Company determines that the market price of drives would need to be reduced for the read/write drive design containing those parts.

     PRICE OF READ/WRITE DRIVES. If the Company is unable to produce and sell read/write drives in volume and at prices competitive with alternate technologies, its operating results could be harmed. The price of read/write drives is an important factor in the commercialization of optical cards. The Company had been selling its read/write drives for less than three thousand dollars per unit in quantities of six or more, and these units generally include the Company's interface software/device drivers. Subsequent to fiscal 2001 year end, the Company reduced the selling price for these read/write drives by about 20% for typical purchase quantities in order to develop a broader market and customer base for LaserCard optical memory cards. Also, a product development program for a new, upgraded, less expensive read/write drive has been undertaken by the Company. However, there can be no assurance that this development program will be successful, that production of any new design will occur in the near term, or that lower prices and higher volume sales will result.

     TECHNOLOGICAL CHANGE. If the Company is unable to adapt to technological changes in the optical memory card industry and the information technology industry generally, it may not be able to effectively compete. The information technology industry is characterized by rapidly changing technology and continuing product evolution. The future success and growth of the Company's business will require the ability to maintain and enhance the technological capabilities of the LaserCard product line. There can be no assurance that the products currently sold or under development will remain competitive or provide sustained revenue growth. Also see "Product Evolution" in Item 1.

     PATENT PROTECTION. If the Company fails to protect its intellectual property rights, competitors may be able to use its technologies, which could weaken the Company's competitive position, reduce its revenues, or increase its costs. The Company relies on a combination of patent, trademark, and trade secret laws, confidentiality procedures and licensing arrangements to establish and protect its proprietary rights. The Company's existing and future patents may not be sufficiently broad to protect its proprietary technologies. Despite the Company's efforts to protect proprietary rights, policing the unauthorized use of its products is difficult, and the Company cannot be certain that the steps it has taken will prevent the misappropriation or unauthorized use of the Company's technologies, particularly in foreign countries where the laws may not protect proprietary rights as fully as U.S. law. Any patents the Company may obtain may not be adequate to protect its proprietary rights. The Company's competitors may independently develop similar technology, duplicate the Company's products or design around any patents issued to the Company or other intellectual property rights. Litigation may be necessary to enforce the Company's intellectual property rights or to determine the validity or scope of the proprietary rights of others. This litigation could result in substantial costs and diversion of resources and may not ultimately be successful. The Company cannot predict whether the expiration or invalidation of its patents would result in the introduction of competitive products which would affect its future revenues adversely. Also see "Patents" in Item 1.

     COMPETITION. The markets for the Company's products are competitive, and if the Company is unable to compete successfully its revenues could decline or fail to grow. The Company's optical memory cards compete with optical memory cards made by a licensee and with other types of portable data storage cards and technologies used for the storage and transfer of digital information. These may include integrated circuit/chip cards; 2-dimensional bar code cards and sym bology cards; magnetic-stripe cards; thick, rigid CD-read only cards or recordable cards; PC or PCMCIA cards; and small, digital devices such as data-storage keys, tokens, finger rings, and small cards and tags. The financial and marketing resources of some of the competing companies are greater than the Company's resources. Competitive product factors would include system/card portability, interoperability, price-performance ratio of cards and associated equipment, durability/environmental tolerance, and card security. Although the Company believes its cards offer key technological and security advantages, the current price of optical card read/write drives is a competitive disadvantage to the Company in some markets. In addition, in countries where the telecommunications infrastructure is extensive and low cost, central ized databases and wide-area networks may limit the penetration of optical cards. These trends toward Internet, intranet, and remote wireless networks will in some cases preclude potential applications for the Company's cards. Also see "Competition" in Item 1.

     HISTORICAL LOSSES. The Company has incurred net losses in the past, may incur losses in the future, and may not be able to generate sufficient net revenue in the future to achieve and sustain profitability. As of March 31, 2001, the Company had an accumulated deficit of $9,789,000. Although the Company operated profitably from fiscal 1998 through 2001, the Company has incurred significant losses in the past, including in fiscal 1997. The Company is relying upon its optical card technology to generate future product revenues, earnings, and cash flow. If an alternative technology emerges or the Company is otherwise unable to compete, it may not be able to achieve and sustain profitability on a quarterly or annual basis. Losses would occur if both of the Company's largest U.S. government programs were to be delayed, canceled, or not extended and not replaced by other card orders or other sources of income, or if increases in product revenues or licenses do not keep pace with increased marketing, research and development, and capital expenditures.

     STOCK PRICE VOLATILITY. The price of the Company's common stock is subject to significant volatility due to fluctuations in revenues, earnings, liquidity, press coverage, financial market interest, and stock market conditions, as well as changes in technology and customer demand and preferences.

     CALIFORNIA ENERGY CRISIS. The Company may experience power blackouts and higher electricity prices as a result of California's current energy crisis, which could disrupt the Company's operations and increase its expenses. California is experiencing an energy crisis that could disrupt the Company's operations and increase its expenses. The Company relies on the major California public utility, Pacific Gas & Electric Company, or PG&E, to supply electric power to the Company's facilities in Northern California. Due to problems associated with the de-regulation of the power industry in California and shortages in wholesale electricity supplies, customers of PG&E have been faced with increased electricity prices, power shortages and rolling blackouts. If blackouts interrupt the Company's power supply, the Company may be temporarily unable to continue operations at its facilities. Any such interruption in the Company's ability to continue operations at its facilities could delay its ability to develop or manufacture its products, which could damage the Company's reputation and result in lost revenue, either of which could substantially harm its business and results of operations.

ITEM 2.       PROPERTIES

     As of March 31, 2001, approximately 45,000 square feet of floor space are leased by the Company for card manufacturing, read/write drive production, administration, sales, and research and engineering, in three buildings located in Mountain View, California. These facilities have a current total annualized rental of approximately $1,061,000 on leases that expire on various dates from 2002 to 2006. The Company also leases a small marketing office in France. Management believes these leased buildings to be satisfactory for its present operations. Upon expiration of the leases, management believes that these or other suitable buildings will be able to be leased on a reasonable basis.

ITEM 3.       LEGAL PROCEEDINGS

     In July and December 1998, the Company filed complaints in the U.S. District Court for the Northern District of California for infringement of certain patents owned by the Company covering digital sound encoded on motion picture film. One complaint named as defendants Sony Corporation, provider of the SDDS digital sound system, and numerous producers, distributors, and exhibitors of motion pictures with SDDS soundtracks. The other complaint named as defendants Dolby Laboratories, Inc., provider of the Dolby Digital sound system, and numerous producers, distributors, and exhibitors of motion pictures with Dolby Digital soundtracks. Defensive counterclaims were filed by defendants in response to these complaints.

     The Sony legal action has been settled by the parties, resulting in revenue to the Company. The Dolby legal action resulted in a settlement through a letter agreement which now is in the process of being implemented as a definitive agreement. Prior to the settlements, certain legal costs relating to these actions were capitalized by the Company and amortization began in fiscal year 1999. The net book value of the capitalized legal costs were written off against the proceeds of the Sony settlement payment during fiscal year 2001.
The net settlement amount payable to the Company from both settlements totals approximately $2 million after deducting significant amounts related to contingency interests in the recovery amount, foreign withholding taxes, and the previously capitalized legal costs. About two-thirds of the net settlement amount was recorded as revenue in fiscal 2001, and the Company expects to record the balance in fiscal 2002. There will be no ongoing royalty payments resulting from any continuation of the alleged infringing activities of the defendants. The Company does not manufacture or market products for the motion picture industry.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the fourth quarter of fiscal 2001.

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

                       QUARTERLY STOCK PRICES (UNAUDITED)

                      FISCAL YEAR 2000               FISCAL YEAR 2001
                       HIGH TRADE      LOW TRADE       HIGH TRADE     LOW TRADE

First Quarter........   $  11.94       $  8.94         $ 15.37        $ 9.62
Second Quarter.......       9.62          6.88           21.62         11.50
Third Quarter........      10.75          6.50           25.00         10.81
Fourth Quarter.......      19.00          9.50           17.69         11.25


     As of March 31, 2001, there were approximately 1,040 holders of record of the Company's common stock. The total number of shareholders is believed by the Company to be several thousand higher since many holders' shares are listed under their brokerage firms' names.

     The Company has never paid cash dividends on its common stock. The Company anticipates that for the foreseeable future, it would retain any earnings for use and reinvestment in its business and for the repurchase of common stock.

ITEM 6.        SELECTED FINANCIAL DATA

     The following selected consolidated financial information for, and as of the end of, each of the years in the five-year period ended March 31, 2001, is derived from the consolidated financial statements of the Company. This financial data should be read in conjunction with the consolidated financial statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this report.


                         DREXLER TECHNOLOGY CORPORATION

                         FIVE-YEAR SUMMARY OF FINANCIAL
              INFORMATION FISCAL YEARS ENDED MARCH 31, 1997 - 2001
                    (In thousands, except per share amounts)

OPERATIONS DATA                                                1997           1998           1999           2000           2001
                                                               ----           ----           ----           ----           ----
   Revenues.............................................  $   3,529      $  11,081      $  15,850      $  17,092      $  20,877
   Cost of sales........................................      2,388          5,923          7,709          9,362         10,331
   Selling, general, and administrative expenses........      2,602          2,978          3,698          3,996          4,134
   Research and engineering expenses....................        938            435            456          1,299          2,370
   Other income (expense), net..........................         22             16            (44)             6             --
   Interest income, net.................................         42            138            312            382            612
                                                          ---------      ---------     ----------    -----------     ----------
   Income (loss) before income taxes....................     (2,335)         1,899          4,255          2,823          4,654
   Income tax provision (benefit).......................         --             68            128         (2,537)        (1,833)
                                                          ---------      ---------     ----------    -----------     ----------
   Net income (loss)....................................  $  (2,335)     $   1,831     $    4,127    $     5,360     $    6,487
                                                          =========      =========     ==========    ===========     ==========
   Net income (loss) per share:
       Basic............................................  $    (.26)     $     .19     $      .42    $       .55     $      .66
                                                          =========      =========     ==========    ===========     ==========
       Diluted..........................................  $    (.26)     $     .19     $      .41    $       .54     $      .62
                                                          =========      =========     ==========    ===========     ==========
   Weighted average number of common and common equivalent shares:
       Basic............................................      9,006          9,391           9,748         9,812          9,897
       Diluted..........................................      9,006          9,677          10,007         9,935         10,446

BALANCE SHEET DATA                                             1997           1998            1999          2000           2001
                                                               ----           ----            ----          ----           ----
   Current assets.......................................  $   4,588      $   7,561       $  11,485     $  14,489      $  18,333
   Current liabilities..................................      3,030          1,539           1,612         2,989          4,169
   Total assets.........................................      7,089         11,248          16,566        23,980         30,491
   Long-term obligations................................         --             --              --            --             --
   Stockholders' equity.................................      4,059          9,709          14,954        20,991         26,322

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     FORWARD-LOOKING STATEMENTS. When used in this discussion, the words "expects," "anticipates," "believes," "estimates" and similar expressions are intended to identify forward-looking statements. These statements, which include statements as to expected benefits of the Company's direct control of the read/write manufacturing facility, including lower cost drives, customer-optimized drive systems, and drive systems with advanced security features; the adequacy of inventory; anticipated orders from the Company's U.S. government subcontract; expectations regarding revenues, margins, expenses, capital resources, capital expenditures, and the Company's deferred tax asset and valuation allowance; the effects of read/write drive prices on gross profits from read/write sales; the Company's plans and expectations regarding the growth of its manufacturing capacity and expected card yields therefrom; and expectations regarding market growth and product demand, including the demand for the Company's cards in laser eye-surgery systems and the expected emergence of opportunities for the Company's products in Italy, India, China, Turkey, Canada, and Saudi Arabia are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, those risks discussed below, as well as risks relating to the Company's ability to develop and maintain relationships with VARs and licensees, risks associated with doing business in and with foreign countries, the unpredictability of customer demand for products, manufacturing difficulties and complications associated with increasing manufacturing capacity, reliance on single source and limited source suppliers for components and raw materials, customer concentration, lengthy sales cycles, costs and uncertainties associated with protection of intellectual property, the impact of alternative technologies and competitive products, and the matters discussed in the section entitled "Factors That May Affect Results" in Item 1 of this Report. These forward-looking statements speak only as of the date hereof. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any statement is based.

RESULTS OF OPERATIONS--FISCAL 2001 COMPARED WITH FISCAL 2000 AND FISCAL 1999

Revenues

     The Company's total revenues for fiscal 2001 were $20,877,000 compared with $17,092,000 for fiscal 2000 and $15,850,000 for fiscal 1999.

     PRODUCT REVENUES. Sales of LaserCard(R) optical memory cards and related products totaled $18,661,000 for fiscal 2001 compared with $16,948,000 for fiscal 2000 and $15,102,000 for fiscal 1999. The increases in product revenues over these periods were due primarily to the sale of optical memory cards for two U.S. government card programs, as described below. For fiscal 2001, the Company sold LaserCard products or provided services to approximately 40 customers in nine states and 20 foreign countries. The Company's card shipments to all customers totaled approximately 4.6 million optical memory cards for fiscal 2001, 4.5 million cards for fiscal 2000, and 4 million cards for fiscal 1999.

     The Company's principal LaserCard market today involves high-security, counterfeit-resistant, tamper-resistant cards for "digital governance," defined as the utilization of digital information technology by a nation, state, region, municipality, agency, or institution. Within this market, the Company's largest customer for LaserCard optical memory cards is the United States government, representing 43% of the Company's fiscal 2001 revenues. These revenues are predominantly the result of two card programs--U.S. Immigration and Naturalization Service (INS) Permanent Resident Cards ("Green Cards") and U.S. Department of State (DoS) border crossing cards ("Laser Visas"). A non-government customer, VISX Incorporated, representing 26% of the Company's fiscal 2001 revenues, has indicated that its new, lower cost, laser eye-surgery equipment will not employ LaserCard drives for system activation, although its LaserCard-equipped surgery systems will use the Company's optical memory cards. This change and a reduction in eye surgeries due to current economic conditions will have an adverse effect on the Company's revenue levels. Optical memory card digital governance programs that appear to be emerging in other countries include electronic national identification card/social services cards in Italy, building construction permit cards in China, motor-vehicle registration cards in several states in India, and import permit/import duty collection cards in Turkey. The Company believes that optical memory cards for resident immigrants in Canada and identification cards in Saudi Arabia are also market opportunities.

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

     Optical memory cards are used in conjunction with a card read/write drive, produced by the Company, that connects to a personal computer. The read/write drive is integrated as a PC logical drive and has drive-letter access in the same manner as floppy disk drives. The price, performance, and availability of read/write drives are factors in the commercialization of optical cards. The Company had been selling its read/write drives for less than three thousand dollars per unit, and these units generally include the Company's interface software/device drivers. Subsequent to fiscal 2001 year end, the Company reduced the selling price for read/write drives by about 20% for typical purchase quantities.

     During fiscal 2000, the Company established its own capabilities in read/write drive assembly and design in the United States. Previously, the Company purchased assembled drives from a licensee in Japan, Nippon Conlux Co., Ltd. ("Conlux"), which was a sole supplier of the drives. The Company completed the acquisition for cash of Conlux's read/write drive manufacturing facility (manufacturing tooling, equipment, etc.), transferred the facility to Mountain View, California, and is producing drives locally. Initially, the Company purchased sets of parts from Conlux for assembly in the United States. Now, the Company is qualifying vendors for the parts it purchases for read/write drives. The creation of this read/write drive production capability reduced pretax profits for the fiscal 2000 by about $1 million as a result of increased cost of sales and research and engineering expenses. Also, related capital investments totaled about $1 million as compared with fiscal 1999, and an investment in parts and subassembly inventory for the drives totaled about $2 million in fiscal 2000. With the read/write drive assembly and design now under the Company's direct control, lower cost drives, customer-optimized drive systems, and drive systems with advanced security features are expected to be developed.

     The Company maintains an inventory of read/write drive parts and finished drives that it believes is adequate to meet customer demand. However, an interruption in the supply of read/write drive parts or difficulties encountered in read/write drive assembly could cause a delay in shipments of drives and optical memory cards and a possible loss of sales, which would adversely affect operating results.

     Purchases of read./write drive parts are made in quantities that exceed the historical annual sales rate. Therefore, based upon last year's sales quantity, the Company has more than one-year's supply of read/write drive parts on hand. The Company purchases read/write drive parts for its anticipated read/write drive demand and takes into consideration the order-to-delivery lead times of vendors and the economic purchase order quantity for such parts. At March 31, 2001, read/write drive parts and finished goods inventory totaled $2.2 million. During fiscal 2002, the Company will receive an additional $1.25 million in read/write drive parts that are now on order. Approximately 2,000 read/write drives can be assembled from this inventory. The Company believes there is a market for the read/write drives. However, since lower cost read/write drive designs may become available from the Company before the parts are utilized, a portion of this inventory could be written down if the Company determines that the market price of drives would need to be reduced for the read/write drive design containing those parts.

     LICENSE REVENUES. Revenues from license fees were $2,178,000 for fiscal 2001, $119,000 for fiscal 2000, and $700,000 for fiscal 1999. Fiscal 2001 license revenues consisted of (a) $713,000 earned on a license that allows a licensee in Italy to purchase parts kits from the Company and assemble read/write drives from the parts kits and (b) $1,465,000 in license revenue on the sale of a patent license in conjunction with the settlement of patent litigation. See Item 3, "Legal Proceedings." Fiscal 2000 license revenues consisted of the revenue earned on a license that will allow a licensee in Italy to assemble read/write drives from parts kits provided by the Company.
Fiscal 1999 license revenues included $200,000 from an agreement to provide technical information and $500,000, which together with a prior-year payment completed the purchase of a nonexclusive license for optical memory card distribution for a Switzerland-based company. Optical memory card distribution licenses grant the right to purchase cards at the Company's most favorable pricing. Revenue on license sales over the past three years was derived from single up-front payments and therefore this revenue should be considered to be derived from nonrecurring transactions. License fees received by the Company are unconditional and nonrefundable. The Company does not rely on license revenue to finance operations.

Backlog

         As of March 31, 2001, the backlog for LaserCard optical memory cards (consisting of firm card orders and releases under card supply contracts) was approximately $6.2 million. Of this amount, 77% is for U.S. government Green Cards and Laser Visas, under a U.S. government subcontract for the purchase of optical memory cards. This subcontract, announced during the fiscal 2001 first quarter, has an authorized maximum of $81 million for up to 24 million cards over a period of up to five years. The subcontract was received by the Company through a LaserCard VAR that is a U.S. government prime contractor, under a competitively bid, government procurement contract. Under the subcontract, the Company will supply up to 24 million LaserCard optical memory cards at an average selling price of about $3.23 per card. The subcontract states that the U.S. government anticipates placing orders in units of at least one million optical memory cards per order. The subcontract provides for an initial one-year contract period and four additional one-year contract options. Shipments commenced in September 2000, and 1.55 million cards have been shipped as of March 31, 2001, under this subcontract.

Margins

         The gross margin on product sales was 45% for fiscal 2001 and fiscal 2000, and 49% for fiscal 1999.

         Gross profit on read/write drive sales increased about $250,000 in fiscal 2001 as compared with fiscal 2000, due to higher sales volume. In May 2001, after the fiscal year end, the Company reduced the selling prices of its read/write drives by 20% for typical sales quantities. This will reduce gross profit on read/write drive sales in fiscal 2002 and increase the quantity of sales required to achieve gross profits on read/write drive sales. Currently, the Company's priority is on distributing read/write drives into the marketplace and not on maximizing per-unit gross profit on read/write drives. The Company continues to depend on gross profit generated from optical memory card sales. Gross profit on optical memory card sales increased about $370,000 for fiscal 2001 compared with fiscal 2000, due mainly to improvements in card manufacturing that resulted in higher quality output at a lower cost.

         For fiscal 2000 compared with fiscal 1999, read/write drive gross profit decreased by about $229,000 due to the following: (a) read/write drive selling prices were reduced to stimulate sales and (b) read/write drive costs increased due to the yen/dollar exchange rate and staffing and overhead costs for in-house production of read/write drives. Gross profit on cards increased approximately $540,000 for fiscal 2000 compared with fiscal 1999, due to higher card sales volume.

Income and Expenses

         SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES (SG&A). SG&A expenses were $4,134,000 for fiscal 2001, $3,996,000 for fiscal 2000, and $3,698,000 for fiscal 1999. The $138,000 increase in fiscal 2001 compared with fiscal 2000 was due to an increase in general corporate compensation expense of $238,000, a $68,000 expense for Company 401(k) matching, a $97,000 increase in general expenses including insurance, partially offset by a $59,000 decrease in bad debt expense, a $106,000 decrease in patent amortization expense, and a $100,000 expenditure in fiscal 2000 for a third-party market study. The $298,000 increase in spending for fiscal 2000 compared with fiscal 1999 consists mostly of $170,000 for marketing and customer service and a $117,000 increase in patent amortization expense. The Company believes that SG&A expenses for fiscal 2002 will be above fiscal 2001 levels, mainly due to increases in marketing expenses and other general increases.

         RESEARCH AND ENGINEERING EXPENSES (R&E). Research and engineering expenses were $2,370,000 for fiscal 2001 compared with $1,299,000 for fiscal 2000 and $456,000 for fiscal 1999. The increase in R&E spending for fiscal 2001 is due to read/write drive manufacturing engineering and product development. The Company anticipates that R&E expenses will continue to increase during fiscal 2002, primarily due to optical card read/write drive development efforts.

         OTHER INCOME AND EXPENSE. Total net other income for fiscal 2001 was $612,000 compared with $388,000 for fiscal 2000 and $268,000 for fiscal 1999. Interest income included above was $612,000 in 2001, $383,000 in 2000, and $319,000 in 1999. Also in 1999 there was a loss of $44,000 for miscellaneous items. There was no Interest expense for fiscal 2001, $1,000 for fiscal 2000, and $7,000 for fiscal 1999.

         PRETAX PROFITS. Pretax profits for fiscal 2001 were reduced about $750,000 as compared to fiscal 2000 for increases in read/write drive research and engineering expenses of about $1 million, partially offset by the $250,000 increase in read/write drive gross profit.

         INCOME TAXES. The Company recorded a $1,833,000 income tax benefit for fiscal 2001 versus a $2,537,000 income tax benefit for fiscal 2000 and a $128,000 income tax expense for fiscal 1999. The income tax benefit for fiscal 2001 included a credit of $2,407,000 due to the change in the federal deferred tax asset (discussed below), net of federal alternative minimum taxes, partially offset by $220,000 for state tax expense and $354,000 for foreign income taxes. The income tax benefit for fiscal 2000 included a credit of $2,618,000 due to the change in deferred tax asset, partially offset by an $81,000 expense for alternative minimum taxes payable.

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

LIQUIDITY AND CAPITAL RESOURCES

         As of March 31, 2001, the Company had cash, cash equivalents, and short-term investments of $11,608,000, a current ratio of 4.4 to 1, and no long-term debt.

         Net cash provided by operating activities was $7,080,000 for fiscal 2001, $2,782,000 for fiscal 2000, and $4,292,000 for fiscal 1999. The major categories comprising these increases are:

                                                                                             FISCAL YEAR
                                                                                             -----------
                                                                                  1999           2000            2001
                                                                                  ----           ----            ----
       Earnings before taxes, depreciation, and amortization...............   $  5,142        $ 4,042         $  7,103
       Tax payments........................................................        (88)           (94)            (320)
       Increase in inventory...............................................       (439)        (2,510)            (462)
       Increase (decrease) in advance payments from customers
          and deferred revenue.............................................       (427)         1,479              754
       Other...............................................................        104           (135)               5
                                                                              --------       ---------        --------

                                                                              $  4,292       $  2,782         $  7,080
                                                                              ========       =========        ========

     The Company believes that the current level of revenues is sufficient to generate cash from operations after expenses. Losses would occur if both of the Company's largest U.S. government programs were to be delayed, canceled, or not extended and not be replaced by other card orders or other sources of income, or if increases in product revenues or licenses do not keep pace with increased marketing and R&E expenditures.

     The Company has not established a line of credit and has no current plans to do so. The Company may negotiate a line of credit if and when it becomes appropriate, although no assurance can be made that such financing would be available on favorable terms or at all, if needed.

     As a result of the $6,487,000 profit recorded for fiscal 2001, the Company's accumulated deficit was reduced to $9,789,000 and stockholders' equity increased to $26,322,000.

     Net cash used for investing activities was $2,350,000 for fiscal 2001, $8,539,000 for fiscal 2000, and $2,131,000 for fiscal 1999. These amounts include purchases of property and equipment (discussed below) of $2,202,000 for fiscal 2001, $1,986,000 for fiscal 2000, and $1,446,000 for fiscal 1999, and increases in patents and other intangibles of $164,000 for fiscal 2001, $1,150,000 for fiscal 2000, and $685,000 for fiscal 1999.

     The Company considers all highly liquid investments, consisting primarily of commercial paper with original maturi ties of three months or less, to be cash equivalents. All investments with original maturities of more than three months but less than one year, are classified as short-term investments. During fiscal 2000, the Company began investing in short-term investments, consisting primarily of commercial paper. Short-term investments in commercial paper, net of maturities, totaled $5,387,000 at March 31, 2001 compared with $5,403,000 at March 30, 2000. Cash plus short-term investments increased to $11,608,000 at March 31, 2001 compared with $8,221,000 at March 31, 2000.

     For optical memory card production, the Company added capital equipment and leasehold improvements of approximately $1.5 million during fiscal 2001 compared with approximately $1.3 million during fiscal 2000. Depending on card type, the Company's card production capacity is approximately 7 to 9 million cards per year and the Company believes that, if justified by business conditions, it could reach a capacity of approximately 11 million cards per year by December 31, 2001, through an additional investment of about $2 million. The Company plans to purchase additional production equipment in a series of steps as optical memory card orders expand to justify production capacity increases, to a rate of up to 25 million cards per year. In addition to investment used for expansion, the Company expects to make additional capital expenditures for cost savings, quality improvements, and other purposes. The Company believes that during the next few years, capital expenditures could be a minimum of $1.5 million per year for card production equipment and automatic inspection equipment.

     In connection with read/write drive manufacturing and design, the Company added capital equipment and leasehold improvements of approximately $665,000 during fiscal 2001 compared with $650,000 during fiscal 2000. The Company expects to make additional capital investments will be made during fiscal 2002.

     Net cash used for financing activities was $1,327,000 for fiscal 2001 compared with net cash of $509,000 provided by financing activities for fiscal 2000 and $1,075,000 for fiscal 1999, consisting only of equity items. Financing activities consisted of proceeds on sales of common stock through the Company's stock-option and stock-purchase plans, offset by purchases of common stock under a stock repurchase program, discussed below. Sales of common stock through stock plans were in the amounts of $1,486,000 for fiscal 2001, $509,000 for fiscal 2000, and $1,075,000 for fiscal 1999. There were no debt financing activities for fiscal 2001, 2000, or 1999.

     During fiscal 2001, the Company announced a share repurchase program under which up to 200,000 shares of common stock could be purchased by the Company from time to time in Nasdaq Stock Market transactions in an aggregate amount not exceeding $3 million. As of March 31, 2001, the Company had purchased 194,850 shares of common stock at a cost of $2,813,000, leaving a balance remaining of $187,000 available for future stock purchases under this program.

ITEM 7A.   MARKET RATE RISKS

     INTEREST RATE RISK. The Company invests its cash, beyond that needed for daily operations, in high quality debt securities. In doing so, the Company seeks primarily to preserve the value and liquidity of its capital and, secondarily, to safely earn income from these investments. To accomplish these goals, the Company invests only in debt securities issued by (a) the U.S. Treasury and U.S. government agencies and corporations and (b) debt instruments that meet the following criteria:

     o Commercial paper rated A1/P1 or debt instruments rated AAA, as rated by the major rating services
     o    Can readily be sold for cash
     o    Mature no more than one year from date of purchase by the Company

     FOREIGN CURRENCY EXCHANGE RATE RISK. The Company sells products in various international markets. All of these sales are contracted and paid for in U.S. Dollars. As of March 31, 2001, the Company had no outstanding foreign currency hedge contracts. Accordingly, the Company had no material foreign currency exchange risk as of March 31, 2001.

ITEM 8.   CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders of Drexler Technology Corporation:

     We have audited the accompanying consolidated balance sheets of Drexler Technology Corporation (a Delaware corporation) and subsidiaries as of March 31, 2000 and 2001, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended March 31, 2001. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Drexler Technology Corporation and subsidiaries as of March 31, 2000 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2001 in conformity with accounting principles generally accepted in the United States.

     Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The Schedule II included in this Form 10-K is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is presented for purposes of additional analysis and is not a required part of the basic financial statements. This information has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


                                                    /s/ARTHUR ANDERSEN LLP
                                                    ----------------------------
                                                    ARTHUR ANDERSEN LLP

San Jose, California
April 25, 2001

                 DREXLER TECHNOLOGY CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                             March 31, 2000 and 2001
               (In thousands, except share and per share amounts)

                                                                                                            2000           2001
                                                                                                            ----           ----
                                     ASSETS

Current assets:
   Cash and cash equivalents ......................................................................... $    2,818     $    6,221
   Short-term investments.............................................................................      5,403          5,387
   Accounts receivable, net of product return reserve of $500 in 2000 and $234 in 2001................      1,435          1,278
   Notes receivable...................................................................................        150             --
   Inventories .......................................................................................      4,419          4,881
   Other current assets...............................................................................        264            566
                                                                                                       ----------     ----------
      Total current assets ...........................................................................     14,489         18,333
                                                                                                       ----------     ----------

Property and equipment, at cost.......................................................................     17,122         19,310
   Less--accumulated depreciation and amortization ....................................................   (12,398)       (13,423)
                                                                                                       ----------     ----------
      Property and equipment, net.....................................................................      4,724          5,887

Patents and other intangibles, net....................................................................      2,124            878
Deferred tax asset, net...............................................................................      2,643          5,282
Other assets   .......................................................................................         --            111
                                                                                                       ----------     ----------

           Total assets............................................................................... $   23,980     $   30,491
                                                                                                       ==========     ==========
                                              LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable................................................................................... $      951     $    1,039
   Accrued payroll costs .............................................................................        367            439
   Deferred revenue...................................................................................        397            994
   Advance payments from customers...................................................................       1,118          1,275
   Other accrued liabilities..........................................................................        156            422
                                                                                                       ----------     ----------
      Total current liabilities.......................................................................      2,989          4,169
                                                                                                       ----------     ----------

Commitments and contingencies (Note 6) Stockholders' equity:
   Preferred stock, $.01 par value:
      Authorized--2,000,000 shares
      Issued--none.....................................................................................        --             --
   Common stock, $.01 par value:
      Authorized--30,000,000 shares
      Issued--9,864,103 shares at March 31, 2000 and 9,951,451 shares at March 31, 2001................        99             99
   Additional paid-in capital.........................................................................     37,168         37,852
   Less: 127,424 common stock treasury shares at March 31, 2001, at cost..............................         --         (1,840)
   Accumulated deficit................................................................................    (16,276)        (9,789)
                                                                                                       ----------     ----------
      Total stockholders' equity......................................................................     20,991         26,322
                                                                                                       ----------     ----------

           Total liabilities and stockholders' equity................................................. $   23,980     $   30,491
                                                                                                       ==========     ==========

The accompanying notes are an integral part of these consolidated financial statements.

                 DREXLER TECHNOLOGY CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                FISCAL YEARS ENDED MARCH 31, 1999, 2000, AND 2001
                                 (In thousands)

                                                                                1999                 2000                  2001
                                                                                ----                 ----                  ----
Revenues:
    Product sales.......................................................  $   15,102            $   16,948           $   18,661
    License and royalty revenue.........................................         748                   144                2,216
                                                                          ----------            ----------           ----------
         Total revenues.................................................      15,850                17,092               20,877
                                                                          ----------            ----------           ----------

Costs and expenses:
    Cost of sales.......................................................       7,709                 9,362               10,331
    Selling, general, and administrative expenses.......................       3,698                 3,996                4,134
    Research and engineering expenses...................................         456                 1,299                2,370
                                                                          ----------            ----------           ----------
         Total costs and expenses.......................................      11,863                14,657               16,835
                                                                          ----------            ----------           ----------

             Operating income...........................................       3,987                 2,435                4,042

Other income and expense:
    Other income (expense), net.........................................         (44)                    6                   --
    Interest income.....................................................         319                   383                  612
    Interest expense....................................................          (7)                   (1)                  --
                                                                          ----------            ----------           ----------
         Total other income, net........................................         268                   388                  612
                                                                          ----------            ----------           ----------

             Income before income taxes.................................       4,255                 2,823                4,654

Income tax provision (benefit)..........................................         128                (2,537)              (1,833)
                                                                          ----------            ----------           ----------

             Net income.................................................  $    4,127            $    5,360           $    6,487
                                                                          ==========            ==========           ==========

Net income per share:
             Basic .....................................................  $      .42            $      .55           $      .66
             Diluted....................................................  $      .41            $      .54           $      .62

Weighted average number of common and common equivalent shares:
             Basic......................................................       9,748                 9,812                9,897
             Diluted....................................................      10,007                 9,935               10,446

The accompanying notes are an integral part of these consolidated financial statements.

                 DREXLER TECHNOLOGY CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
               Fiscal Years Ended March 31, 1999, 2000, and 2001
                    (In thousands, except per share amounts)

                                                     COMMON STOCK        ADDITIONAL       TREASURY     ACCUMULATED
                                                  SHARES     AMOUNT    PAID-IN CAPITAL     SHARES       DEFICIT            TOTAL
                                                  ------     ------    ---------------     ------       -------            -----
Balance, March 31, 1998........................    9,641    $    96     $   35,330       $   --     $   (25,717)      $    9,709
    Shares issued under stock option
       and stock purchase plans................      159          2          1,133           --              --            1,135
    Shares received for payment of
       stock options...........................       (6)        --            (21)          --             (39)             (60)
    Compensation related to
       stock plan activity.....................       --         --             43           --              --               43
    Net income.................................       --         --                          --           4,127            4,127
                                                 -------    -------     ----------       ------     -----------       ----------

Balance, March 31, 1999........................    9,794          9         36,485           --         (21,629)          14,954
    Shares issued under stock option
       and stock purchase plans................       72          1            521           --              --              522
    Shares received for payment of
       stock options...........................       (2)        --             (6)          --              (7)             (13)
    Income tax benefit arising from
       stock option plan.......................       --         --            108           --              --              108
    Compensation related to
       stock plan activity.....................       --         --             60           --              --               60
    Net income.................................       --         --             --           --           5,360            5,360
                                                 -------     ------     ----------      -------     -----------       ----------

Balance, March 31, 2000........................    9,864         99         37,168           --         (16,276)          20,991
    Shares purchased through an
       open market repurchase program..........       --         --             --       (2,813)             --           (2,813)
    Shares issued under stock option
       and stock purchase plans................       87         --            513          973              --            1,486
    Income tax benefit arising from
       stock option plan.......................       --         --            100           --              --              100
    Compensation related to
       stock plan activity.....................       --         --             71           --              --               71
    Net income.................................       --         --             --           --           6,487            6,487
                                                 -------     ------     ----------      -------     -----------       ----------

Balance, March 31, 2001........................    9,951     $   99     $   37,852      $(1,840)    $    (9,789)      $   26,322
                                                 =======     ======     ==========      =======     ===========       ==========


The accompanying notes are an integral part of these consolidated financial statements.

                 DREXLER TECHNOLOGY CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                Fiscal Years Ended March 31, 1999, 2000, and 2001
                                 (In thousands)

                                                                                         1999              2000            2001
                                                                                         ----              ----            ----
Cash flows from operating activities:
   Net income.....................................................................  $   4,127         $   5,360       $   6,487
   Adjustments to reconcile net income to net cash
          provided by operating activities:
       Depreciation and amortization..............................................        887             1,219           2,449
       Provision for doubtful accounts receivable.................................         14                44             (15)
       Provision for product return reserve.......................................         40               218              --
       Increase in deferred tax asset.............................................         --            (2,643)         (2,639)
       Compensation from stock plan activity......................................         43                60              71
       Tax benefit for stock option exercises.....................................         --               108             100

   Changes in operating assets and liabilities:
       (Increase) decrease in accounts receivable.................................        (70)             (636)            172
       (Increase) decrease in notes receivable....................................       (300)              150             150
       Increase in inventories....................................................       (439)           (2,510)           (462)
       (Increase) decrease in other assets........................................        (83)               35            (413)
       Increase (decrease) in accounts payable and accrued liabilities............        500              (102)            426
       Increase in deferred revenue...............................................         --               397             597
       Increase (decrease) in advance payments from customers.....................       (427)            1,082             157
                                                                                    ----------       ----------       ---------

           Net cash provided by operating activities..............................       4,292            2,782           7,080
                                                                                    ----------       ----------       ---------

Cash flows from investing activities:
   Purchases of property and equipment............................................      (1,446)          (1,986)         (2,202)
   Investments in patents and other intangibles...................................        (685)          (1,150)           (164)
   Investments in commercial paper................................................          --           (5,403)        (18,938)
   Maturities of commercial paper.................................................          --               --          18,954
                                                                                    ----------      -----------       ---------

           Net cash used for investing activities.................................      (2,131)          (8,539)         (2,350)
                                                                                    ----------      -----------       ---------

Cash flows from financing activities:
   Proceeds from sale of common stock through stock plans.........................       1,075              509           1,486
   Cash used to purchase common stock through an open market
       repurchase program.........................................................          --               --          (2,813)
                                                                                    ----------      -----------       ---------

           Net cash provided by (used for) financing activities...................       1,075              509          (1,327)
                                                                                    ----------      -----------       ---------

           Net increase (decrease) in cash and cash equivalents...................       3,236           (5,248)          3,403

Cash and cash equivalents:
   Beginning of year..............................................................       4,830             8,066           2,818
                                                                                    ----------      ------------      ----------
   End of year....................................................................  $    8,066      $      2,818      $    6,221
                                                                                    ==========      ============      ==========

Supplemental disclosures--cash payments for the following items are:
   Income taxes...................................................................  $       88      $         94      $      320
                                                                                    ==========      ============      ==========
   Interest.......................................................................  $        7      $          1      $       --
                                                                                    ==========      ============      ==========

The accompanying notes are an integral part of these consolidated financial statements.

                 DREXLER TECHNOLOGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2001

1.  Organization and Operations

    Drexler Technology Corporation and its wholly owned subsidiary, LaserCard Systems Corporation, (the "Company") develop, manufacture, and market optical data storage products used with personal computers for information recording, storage, and retrieval. The Company's customers are mainly value-added reseller
(VAR) companies, in the United States and other countries, that develop commercial applications for LaserCard(R) products. Target markets for these products include consumer, business, and government applications for portable, recordable, secure, unitary record cards. These applications include U.S. immigration "Green Cards," border-crossing "Laser Visa" cards, cargo manifests, access cards, healthcare record cards, and identification cards.

    The Company is subject to certain risks including, but not limited to, competition from substitute products and larger companies and dependence on certain suppliers and customers.

2.  Summary of Significant Accounting Policies

    PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION. The consolidated financial statements include the accounts of Drexler Technology Corporation and its wholly owned subsidiaries. All significant intercompany accounts and transac tions have been eliminated in consolidation.

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

    CASH, CASH EQUIVALENTS, AND SHORT-TERM INVESTMENTS. The Company considers all highly liquid investments, consisting primarily of commercial paper with original maturities of three months or less, to be cash equivalents. All investments with original maturities of more than three months but less than one year, are classified as short-term investments. The Company invests in short-term investments that consist primarily of commercial paper. Management determines the appropriate classification of debt and equity securities at the time of purchase and reevaluates the classification of investments as of each balance sheet date. As of March 31, 2001, the Company had $5,387,000 classified as short-term investments, and all marketable securities were classified as held-to-maturity and consisted of commercial paper.

    NOTES RECEIVABLE. At March 2000, the Company held a promissory note in the amount of $150,000, securing an obligation due to the Company from one party. The note accrued interest at 5% per annum. Payment was received when the note matured during fiscal 2001.

     INVENTORIES. Inventories are stated at the lower of cost or market, with cost determined on a first-in, first-out basis and market based on the lower of replacement cost or estimated realizable value. The components of inventories as of March 31 are (in thousands):

                                          2000           2001
                                          ----           ----
Raw materials........................ $  2,851      $   2,954
Work-in-process......................      658            552
Finished goods.......................      745          1,267
Systems and components
   held for resale...................      165            108
                                      --------      ---------
                                      $  4,419      $   4,881
                                      ========      =========

    PROPERTY AND EQUIPMENT. The components of property and equipment as of March 31 are (in thousands):

                                          2000           2001
                                          ----           ----
Equipment and furniture.............. $  15,024     $  16,823
Leasehold improvements...............     2,098         2,487
                                      ---------     ---------
                                      $  17,122     $  19,310
                                      =========     =========

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

     Gross patent expenditures capitalized and accumulated amortization as of March 31 are as follows (in thousands):

                                           2000          2001
                                           ----          ----
Gross patent and other
   intangible expenditures........... $   4,302     $   3,229
Accumulated amortization.............    (2,178)       (2,351)
                                      ---------     ---------
                                      $   2,124     $     878
                                      =========     =========

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

     REVENUE RECOGNITION. Product sales primarily consist of card sales and sales of read/write drives. The Company gen erally recognizes revenue from product sales at the time of shipment. Where appropriate, provision is made at that time for estimated warranty costs and estimated returns.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements." SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. The Company adopted SAB 101 as required in the fourth quarter of fiscal 2001 and there was no material impact to the Company's financial statements as a result.

     License revenue, which consists of front-end license fees and long-term royalty payments, is recognized as revenue when realized. The cost of license revenue is not material and is included in selling, general, and administrative expenses.

     Fiscal 1999 license revenue included $200,000 from an agreement to provide technical information and $500,000 from the same party to complete the purchase of a nonexclusive license for optical memory card distribution, which grants the right to purchase such cards at favorable pricing. Fiscal 2000 license revenue included $119,000 realized from the sale of a license to assemble optical card reader/writers using parts kits supplied by the Company. Fiscal 2001 license revenue included $712,000 realized from the sale of a license to assemble optical card read/write drives, and $1,465,000 realized on the sale of a patent license. (See Note 6.)

     STOCK-BASED COMPENSATION. Effective April 1, 1996, the Company adopted the disclosure provisions of SFAS 123, "Accounting for Stock-Based Compensation." In accordance with the provisions of SFAS 123, the Company applies

Accounting Principles Board Opinion (APB) No. 25 and related interpretations in accounting for its stock option plan. Note 5 to the consolidated financial statements contains a summary of the pro forma effects on reported net income and earnings per share for fiscal 1999, 2000, and 2001 based on the fair value of the options at date of grant, as prescribed by SFAS 123.

     COMPREHENSIVE INCOME (LOSS). Under SFAS 130, "Reporting Comprehensive Income," comprehensive income (loss) is defined as the changes in equity of an enterprise except those resulting from stockholders' transactions. The Company adopted SFAS 130 in the quarter ended June 30, 1998. For the fiscal years ended March 31, 1999, 2000, and 2001, comprehensive income equaled net income.

     SEGMENT REPORTING. In accordance with SFAS 131, "Disclosures about Segments of an Enterprise and Related Information," the Company is required to disclose information about operating segments. The Company adopted SFAS 131 in the fiscal year ended March 31, 1999. The Company operates in one industry segment--the development, manufacture, and sale of optical data products used for information storage and retrieval.

     RECENT ACCOUNTING PRONOUNCEMENTS. In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS 133, as recently amended, is effective for fiscal years beginning after June 15, 2000. The Company does not currently hold any derivative instruments and does not engage in hedging activities. Therefore, the adoption of SFAS 133 is not expected to impact the Company's consolidated financial position or results of operations.

     In March 2000, the FASB issued Financial Standards Board Interpretation
(FIN) No. 44, "Accounting for Certain Transactions Involving Stock Compensation--an Interpretation of APB Opinion No. 25." Effective July 1, 2000, FIN 44 addresses the application of APB 25 to clarify, among other issues, (a) the definition of employee for purposes of applying APB 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. The Company adopted FIN 44 in the quarter ended September 30, 2000, and the adoption did not have a material impact on its consolidated financial position or results of operations.

     RECLASSIFICATIONS. Certain reclassifications were made to the prior year financial data to conform with the current year presentation.

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

     The reconciliation of the numerators and denominators of the basic and diluted earnings per share computation for fiscal years 1999, 2000, and 2001 is shown below (in thousands, except per share data):

                                                                                          FISCAL YEAR
                                                                                          -----------
                                                                                1999         2000        2001
                                                                                ----         ----        ----
Net income................................................................   $    4,127   $  5,360     $  6,487
                                                                             ==========   ========     ========

Basic earnings per share:
   Weighted average common shares outstanding.............................        9,748      9,812        9,897
                                                                             ----------    -------     --------
Basic earnings per share..................................................   $      .42   $    .55     $    .66
                                                                             ==========   ========     ========

Diluted earnings per share:
   Weighted average common shares outstanding.............................        9,748      9,812        9,897
   Weighted average common stock option grants............................          259        123          549
                                                                             ----------   --------     --------

   Weighted average common shares and common stock equivalents outstanding       10,007      9,935       10,446
                                                                             ----------   --------     --------

Diluted earnings per share................................................   $      .41   $    .54     $    .62
                                                                             ==========   ========     ========

     For the years ended March 31, 1999, 2000, and 2001, stock options to purchase 561,373, 1,196,841, and 321,400 shares, respectively, were excluded from the dilutive effect of stock options as such options were antidilutive.

4.   Major Customers and Export Sales

     Two customers each accounted for more than 10% of revenues during fiscal 1999, 2000, and 2001, as follows:

                                             FISCAL YEAR
                                     1999      2000         2001
                                     ----      ----         ----
Customer A.....................       72%       66%          55%
Customer B.....................       21%       30%          26%

     Three customers comprised 96% of accounts receivable at March 31, 1999. Two United States customers comprised 98% of accounts receivable at March 31, 2000 and 96% of accounts receivable at March 31, 2001.

     Revenues by region are as follows (in thousands):

                                             FISCAL YEAR
                                             -----------
                                1999         2000        2001
                                ----         ----        ----
United States...........   $  14,825    $  16,686    $ 17,111
Europe..................         803          223       1,408
Asia....................         168          128       2,299
Rest of world...........          54           55          59
                           ---------    ---------    --------
                           $  15,850    $  17,092    $ 20,877
                           =========    =========    ========

5.   Common Stock

     STOCK OPTION PLAN. The Company has one stock option plan (the Stock Option
Plan) under which 2,304,320 shares of common stock have been reserved as of March 31, 2001, consisting of 2,028,100 shares for stock options already granted and 276,220 shares for stock options not yet granted. The Company accounts for this plan under APB 25; accordingly, no compensation expense for stock option grants under the Stock Option Plan has been recognized in the consolidated financial statements under the provisions of APB 25. SFAS 123 requires the disclosure of pro forma net income and income per share as if the Company had adopted the fair value method as of the beginning of fiscal 1996. Under the fair value method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period. Under SFAS 123, the fair value of stock-based awards is calculated through the use of option pricing models. Such models require subjective assumptions, including future stock price volatility and estimated term. These calculations were made using the Black-Scholes option pricing model. The assumptions and results are shown in the following table:

                                               FISCAL YEAR
                                               -----------
                                  1999        2000       2001
                                  ----        ----       ----
Risk-free interest rate......       5%          6%         5%
Expected volatility..........      35%         50%        50%
Weighted average fair
  values of option grants.... $   4.04    $   4.22    $  8.58
Pro forma net  income........ $  2,382    $  3,575    $ 4,664
Per share.................... $    .24    $    .36    $   .45

The calculations assume an expected option life of two to ten years. The fair value of each option grant was estimated on the date of grant.

     The Company's Stock Option Plan provides that stock options may be granted to employees, officers, and consultants of the Company and that option prices may be no less than 100% of the fair market value of the shares at the date of grant. The Board of Directors specifies the term of options and the vesting schedule for exercise of options. The option term cannot exceed ten years (except that incentive stock options granted to a principal shareholder cannot exceed five years).

     The following table lists Stock Option Plan activity from March 31, 1998 through March 31, 2001:

                                                 OPTIONS                              WEIGHTED
                                                AVAILABLE       OUTSTANDING           AVERAGE
                                                FOR GRANT         OPTIONS          EXERCISE PRICE           PER SHARE PRICE
                                                ---------         -------          --------------           ---------------
Balance March 31, 1998..................       247,090           1,320,330             $ 10.02          $  4.563   -   $16.313
    Authorized..........................       480,000                  --
    Granted.............................      (523,100)            523,100             $ 12.19          $ 10.906   -   $15.563
    Exercised...........................            --            (146,500)            $  7.15          $  6.438   -   $ 8.563
    Expired.............................        21,924             (21,924)            $ 11.94          $  6.938   -   $14.75
                                             ---------         -----------
Balance March 31, 1999..................       225,914           1,675,006             $ 10.93          $  4.563   -   $16.313
                                             ---------         -----------
    Authorized..........................       300,000                  --
    Granted.............................      (313,450)            313,450             $  8.00          $  6.969   -   $ 9.406
    Exercised...........................            --             (54,790)            $  7.71          $  4.563   -   $12.625
    Expired.............................        25,456             (25,456)            $ 10.96          $  6.938   -   $15.25
                                             ---------         -----------
Balance March 31, 2000..................       237,920           1,908,210             $ 10.54          $  4.688   -   $16.313
                                             ---------         -----------
    Authorized..........................       300,000                  --
    Granted.............................      (364,800)            364,800             $ 15.73          $ 12.125   -   $18.344
    Exercised...........................            --            (141,810)            $  9.62          $  5.570   -   $15.563
    Expired.............................       103,100            (103,100)            $ 11.54          $  6.969   -   $18.344
                                             ----------        -----------
Balance March 31, 2001..................       276,220           2,028,100             $ 11.49          $  4.688   -   $18.344
                                             =========         ===========

     The following table summarizes information about stock options outstanding at March 31, 2001:

                                              OPTIONS OUTSTANDING                                    OPTIONS EXERCISABLE
                              -----------------------------------------------------         -------------------------------------
                                 NUMBER           WEIGHTED-AVERAGE         WEIGHTED-            NUMBER             WEIGHTED-
          RANGE OF            OUTSTANDING             REMAINING             AVERAGE           EXERCISABLE            AVERAGE
     EXERCISE PRICES           AT 3/31/01         CONTRACTUAL LIFE      EXERCISE PRICE         AT 3/31/01        EXERCISE PRICE
     ---------------           ----------         ----------------      --------------         ----------        --------------
$  4.688  -  $  7.500              367,800           5.9 years              $  6.92               200,400           $   6.51
$  8.563  -  $ 13.063            1,190,300           6.5 years              $ 11.10               782,015           $  11.27
$ 14.750  -  $ 18.344              470,000           7.9 years              $ 16.03               130,200           $  15.59
                               -----------                                                      ---------

          Totals                 2,028,100                                                      1,112,615
                                 =========                                                      =========

     EMPLOYEE STOCK PURCHASE PLAN. The Company has an Employee Stock Purchase Plan (Stock Purchase Plan), under which 115,808 shares are reserved as of March 31, 2001 for future purchases by employees. Under the Stock Purchase Plan, eligible employees may designate from 2% to 6% of their compensation to be withheld for the purchase of shares of common stock at 67% of a trailing average price. The differential between fair market value and the average price of the shares sold under the Stock Purchase Plan is charged to Company operations as a compensation expense and is taxed to the employee as income. Under the Stock Purchase Plan, employees purchased 12,810 shares in fiscal 1999, 16,857 in fiscal 2000, and 12,964 in fiscal 2001. The average purchase price per share was $6.84 for fiscal 1999, $6.06 for fiscal 2000, and $9.51 for fiscal 2001. The weighted average fair value per share for shares purchased was $10.21 for fiscal 1999, $9.63 for fiscal 2000, and $15.05 for fiscal 2001.

6.   Commitments and Contingencies

     The Company occupies its buildings under various operating leases. The rent expense relating to these buildings was approximately $373,000 for fiscal 1999, $480,000 for fiscal 2000, and $1,077,000 for fiscal 2001. As of March 31, 2001, future minimum rental payments relating to these leases are (in thousands):

                 FISCAL YEAR
               2002.....................  $  1,110
               2003.....................     1,121
               2004.....................     1,149
               2005.....................       834
               2006.....................       830
               Thereafter...............       139
                                          --------
                                          $  5,183

     In July and December 1998, the Company filed complaints in the U.S. District Court for the Northern District of California for infringement of certain patents owned by the Company covering digital sound encoded on motion picture film. One complaint named as defendants Sony Corporation, provider of the SDDS digital sound system, and numerous producers, distributors, and exhibitors of motion pictures with SDDS soundtracks. The other complaint named as defendants Dolby Laboratories, Inc., provider of the Dolby Digital sound system, and numerous producers, distributors, and exhibitors of motion pictures with Dolby Digital soundtracks. Defensive counterclaims were filed by defendants in response to these complaints. The Sony legal action has been settled by the parties, resulting in revenue to the Company. The Dolby legal action resulted in a settlement through a letter agreement which now is in the process of being implemented as a definitive agreement. Prior to the settlements, certain legal costs relating to these actions were capitalized by the Company and amortization began in fiscal year 1999. The net book value of the capitalized legal costs were written off against the proceeds of the Sony settlement payment during fiscal year 2001. The net settlement amount payable to the Company from both settlements totals approximately $2 million after deducting significant amounts related to contingency interests in the recovery amount, foreign withholding taxes, and the previously capitalized lEGAL costs. About two-thirds of the net settlement amount was recorded as revenue in fiscal 2001, and the Company expects to record the balance in fiscal 2002. There will be no ongoing royalty payments resulting from any continuation of the alleged infringing activities of the defendants.

     In the normal course of business, the Company is subject to various claims and assertions which may arise. In the opinion of management, the ultimate disposition of such claims and assertions will not have a material adverse impact on the financial position of the Company.

7.   Income Taxes

     The provision for income taxes for fiscal 1999, 2000, and 2001 consists of the following (in thousands):

                                          FISCAL YEAR
                                          -----------
                                  1999        2000        2001
                                  ----        ----        ----
Current provision:
   Federal..................... $    94   $      56   $      93
   State.......................      34         104         220
                                -------   ---------   ---------
                                    128         160         313
                                -------   ---------   ---------
Deferred provision:
   Federal.....................      --      (2,697)     (2,146)
   State.......................      --          --          --
                                -------   ---------   ---------
                                     --      (2,697)     (2,146)
                                -------   ---------   ---------

Provision for income taxes..... $    12   $  (2,537)  $  (1,833)
                                =======   =========   =========

     The Company's effective tax rate differs from the statutory rate as follows:

                                                   FISCAL YEAR
                                                   -----------
                                          1999         2000          2001
                                          ----         ----          ----
Tax rate reconciliation:
   Federal statutory rate..............     34%          34%          34%
   State tax, net of federal  benefit..      6%           6%           6%
Utilization of net operating
   loss carryforwards..................    (40%)       (132%)        (81%)
Alternative minimum taxes..............      3%           2%           2%
                                         ------       ------       ------
                                             3%         (90%)        (39%)
                                         ======       ======       ======

     The major components of the net deferred tax asset as of March 31 are as follows (in thousands):

                                           1999         2000         2001
                                           ----         ----         ----
Net operating loss carryforwards:
   Federal........................... $  12,845    $  11,900    $  10,106
   State.............................        73           --           --
Tax credits..........................     1,350        1,147          957
Reserves and accruals not
   currently deductible
   for tax purposes..................       479          565          913
Depreciation.........................       172          235          357
Capitalized patent costs.............      (521)        (714)        (221)
Other................................       (18)         (33)         (38)
                                      ---------    ---------    ---------
   Total deferred tax asset..........    14,380       13,100       12,074
Valuation allowance, provision.......   (11,039)      (7,011)      (2,973)
Valuation allowance, equity..........    (3,341)      (3,446)      (3,819)
                                      ---------    ---------    ---------
Net deferred tax asset............... $      --    $   2,643    $   5,282
                                      =========    =========    =========

     The Company has established a valuation allowance because it is uncertain that a portion of the deferred tax asset will be fully realized.

     The Company's federal net operating losses will expire at various dates from 2003 through 2012. The tax credit carry forwards will expire at various dates from 2002 through 2004, except for $413 in tax credits for alternative minimum taxes that have no expiration.

     The Company anticipates that since net operating loss carryforwards are utilized prior to the utilization of tax credits, no tax credits will be utilized during fiscal 2002 and approximately $366 of the tax credits will expire and be written off against the valuation reserve during fiscal 2002.


                                          DREXLER TECHNOLOGY CORPORATION AND SUBSIDIARIES

                                          SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
                                            (In thousands, except per share amounts)

                                                         1ST QUARTER         2ND QUARTER         3RD QUARTER        4TH QUARTER
                                                         -----------         -----------         -----------        -----------
Fiscal 2000
   Product sales......................................   $   3,730            $   4,245           $  4,317           $   4,656
   License and royalty revenues.......................          11                    7                  4                 122
   Net revenues.......................................       3,741                4,252              4,321               4,778
   Cost of sales......................................       2,163                2,357              2,398               2,444
   Net income.........................................         845                1,387              1,378               1,750
   Income per share:
       Basic..........................................   $     .09            $     .14           $    .14           $     .18
       Diluted........................................   $     .09            $     .14           $    .14           $     .17

Fiscal 2001
   Product sales......................................   $   4,989            $   5,351           $  4,839           $   3,482
   License and royalty revenues.......................         182                  180                206               1,648
   Net revenues.......................................       5,171                5,531              5,045               5,130
   Cost of sales......................................       3,014                2,872              2,278               2,167
   Net income.........................................       1,440                1,654              1,785               1,608
   Income  per share:
       Basic..........................................   $     .15            $     .17           $    .18           $     .16
       Diluted........................................   $     .14            $     .16           $    .17           $     .16


ITEM 9.     CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

A.    Directors and Executive Officers

                                      OFFICER OR
                                       DIRECTOR
            NAME               AGE      SINCE        POSITION WITH REGISTRANT AND, IF DIFFERENT, PRINCIPAL OCCUPATION
            ----               ---      -----        ----------------------------------------------------------------
Jerome Drexler                  73      1968         Chairman of the Board of Directors and Chief Executive Officer of
                                                     the Drexler Technology Corporation and its wholly owned subsidiary,
                                                     LaserCard Systems Corporation.

Richard M. Haddock              49      1997         President and Chief Operating Officer (since 1997) of Drexler
                                                     Technology Corporation and President and Chief Operating Officer
                                                     (since 1989) of its wholly owned subsidiary, LaserCard Systems
                                                     Corporation.

Christopher J. Dyball           50      1992         Executive Vice President and General Manager, Card Manufacturing,
                                                     Drexler Technology Corporation.

Steven G. Larson                51      1987         Vice President of Finance and Treasurer of Drexler Technology
                                                     Corporation and its wholly
                                                     owned subsidiary, LaserCard
                                                     Systems Corporation.

Arthur H. Hausman               77      1981         Director; private investor.  Retired Chairman, President, and Chief
                                                     Executive Officer of Ampex Corporation (manufacturer of professional audio-video systems, data/memory products, and magnetic tape).
                                                     Director of California Amplifier, Inc. (low-noise amplifiers).

Dan Maydan                      65      1998         Director.  President (since 1993) and Director (since 1992) of
                                                     Applied Materials, Inc. (semiconductor manufacturing equipment).
                                                     Director of Electronics for Imaging, Inc. (software).

William E. McKenna              81      1970         Director; private investor.  Director of Midway Games, Inc.
                                                     (interactive entertainment software for the coin-operated and home markets) and WMS Industries, Inc. (coin-operated and home video and other games).

Walter F. Walker                46      1999         Director.  President and CEO (since 2001) of Seattle Sonics &
                                                     Storm Basketball (NBA and WNBA basketball teams); formerly
                                                     President (since 1994) of Seattle SuperSonics NBA basketball team.  Previously, was President (in 1994) of Walker Capital, Inc.
                                                     (money management firm) and Vice President (from 1987 to 1994) of
                                                     Goldman Sachs & Co. (investment banking firm). Director of Redhook
                                                     Ale Brewery and Advanced Digital Information Corporation (archival and backup data-storage peripherals).  Trustee of Boys & Girls Clubs of America.  Also a Chartered Financial Analyst (CFA).

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

B.   Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors, executive officers, and beneficial owners of more than 10% of the Company's common stock to file with the Commission initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. The Company typically files these reports on behalf of its directors and officers, based on information provided by them. The Company believes, based on its review of Forms 3, 4, 5, if any, and periodic written representations from reporting persons, that all officers, directors, and holders of more than 10% of the Company's common stock complied with all
Section 16(a) filing requirements for the 2001 fiscal year.

ITEM 11.     EXECUTIVE COMPENSATION

A.   Compensation of Executive Officers

     The following table discloses the total compensation paid to each of the Company's four executive officers for the three fiscal years ended March 31, 2001, for services rendered in all capacities to the Company and its subsidiaries.

                                                   SUMMARY COMPENSATION TABLE

                                                                   ANNUAL COMPENSATION            LONG-TERM COMPENSATION
                                           FISCAL                                                  SECURITIES UNDERLYING
NAME AND PRINCIPAL POSITION                 YEAR             SALARY ($)          BONUS ($)          OPTION GRANTS (#)
---------------------------                 ----             ----------          ---------          -----------------
Jerome Drexler                               2001            $  235,622           $ 50,000                       --
  Chairman of the Board and                  2000            $  250,786                 --                       --
  Chief Executive Officer                    1999            $  179,168                 --                   65,000

Richard M. Haddock                           2001            $255,029             $ 50,000                   30,000
  President and                              2000            $  244,476                 --                       --
  Chief Operating Officer                    1999            $  191,931                 --                   65,000

Christopher J. Dyball                        2001            $  237,227           $ 50,000                   30,000
  Executive Vice President; General          2000            $  229,840                 --                       --
  Manager, Card Manufacturing                1999            $  174,130                 --                   65,000

Steven G. Larson                             2001            $  207,234           $ 30,000                   20,000
  Vice President of Finance                  2000            $  180,682                 --                       --
  and Treasurer                              1999            $  154,141                 --                   65,000


STOCK OPTION GRANTS TO EXECUTIVE OFFICERS

     The following table sets forth the stock options granted to each of the Company's four executive officers under the Company's Stock Option Plan during the 2001 fiscal year ended March 31, 2001. The options become exercisable in installments of one-fourth (1/4) each after one, two, three, and four years from the date of grant.


                                               OPTION GRANTS IN LAST FISCAL YEAR
                                                         INDIVIDUAL GRANTS
                        ----------------------------------------------------------------------------------------------------------
                         NUMBER OF             PERCENT OF                                            POTENTIAL REALIZABLE VALUE AT
                         SECURITIES           TOTAL OPTIONS       EXERCISE                               ASSUMED ANNUAL RATES OF
                         UNDERLYING             GRANTED TO          PRICE         EXPIRATION             STOCK PRICE APPRECIATION
                           OPTIONS              EMPLOYEES         ($/SHARE)          DATE                  FOR OPTION TERM (3)
     NAME                 GRANTED(#)         IN FISCAL YEAR          (1)              (2)               5% ($)             10% ($)
     ----                 ----------         --------------     ------------      -----------           ------             -------
    Jerome Drexler              --                 --                   --            --                   --                  --

    Richard Haddock          30,000              8.22%            $16.6875         9/22/10          $ 314,840          $  797,867

    Christopher Dyball       30,000              8.22%            $16.6875         9/22/10            314,840             797,867

    Steven Larson            20,000              5.48%            $16.6875         9/22/10            209,894             531,912


(1) At the discretion of the Board of Directors and/or Stock Option Committee, the optionee may pay the exercise price to the Company in cash, by promissory note, or by delivering already owned shares, subject to certain conditions.

(2) Options have ten-year terms but are subject to earlier termination in certain events.

(3) The 5% and 10% assumed rates of appreciation are mandated by the rules of the Securities and Exchange Commission and do not represent the Company's estimate or projection of the future common stock price.

AGGREGATED OPTION EXERCISES AND OPTIONS HELD BY EXECUTIVE OFFICERS

      The following table sets forth the value of options exercised by the Company's executive officers during the fiscal year ended March 31, 2001, and remaining options held at fiscal year end.

                                         AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                                                AND FISCAL YEAR-END OPTION VALUES

                               SHARES                            NUMBER OF SECURITIES
                              ACQUIRED                          UNDERLYING UNEXERCISED             VALUE OF UNEXERCISED
                                 ON             VALUE                 OPTIONS AT                  IN-THE-MONEY OPTIONS AT
                              EXERCISE         REALIZED           FISCAL YEAR-END (#)             FISCAL YEAR-END ($)(2)
           NAME                 (#)              ($)(1)        EXERCISABLE UNEXERCISABLE      EXERCISABLE        UNEXERCISABLE
           ----                -----         ----------      ----------- -------------        -----------        -------------
Jerome Drexler                   --          $      --         240,600          --             $ 718,812             $     --
Richard Haddock               3,300          $  33,722         179,499      80,001             $ 445,796             $ 57,392
Christopher Dyball            3,300          $  33,722         159,366      88,334             $ 355,371             $ 71,474
Steven Larson                10,000          $  80,838         115,368      70,001             $ 147,675             $ 57,392


(1) Market value of underlying securities (based on the fair market value of the Company's common stock on The Nasdaq Stock Market(R)) at the time of their exercise, minus the exercise price.

(2) Market value of securities underlying in-the-money options at fiscal year end (based on $12.44 per share, the closing market price of the Company's common stock on The Nasdaq Stock Market(R) on the last day of the Company's fiscal year) minus the exercise price.

B.   Compensation of Directors

     Each of the five directors receives a fee of $1,200 per month for serving as a director, the standard fee in effect since July 1995. The Company also reimburses reasonable out-of-pocket expenses incurred by directors performing services for the Company.

     The Company's Stock Option Plan provides for the automatic grant of an option to purchase 15,000 shares of the Company's common stock on the date any person first becomes a director. These grants to newly elected directors have become exercisable in cumulative increments of one-fourth (1/4) each at the end of 12 months, 24 months, 36 months, and

48 months from the date of grant. The Stock Option Plan further provides that on the date of the Company's annual meeting, each non-employee director who has been a director of the Company for the preceding six-month period and who is re-elected at the annual meeting, is automatically granted an option to purchase 6,000 shares of the Company's common stock. The option share grants to the re-elected directors are exercisable in full at the time of grant. The exercise price for options granted to newly elected directors and re-elected directors is the fair market value of the Company's common stock on the date of grant.

C. Employment Contracts, Termination of Employment, and Change of Control Arrangements

     None of the Company's executive officers has employment or severance arrangements with the Company. Under the terms of the Stock Option Plan, the Board of Directors and/or Stock Option Committee retains discretion, subject to certain limits, to modify the terms of outstanding options.

     In the event of a merger or sale of assets or like event, the Board of Directors is empowered to make appropriate adjustments to options under the Stock Option Plan. The Board of Directors has adopted guidelines specifying the following as adjustments that it would consider appropriate upon the occurrence of such an event:

     o permitting optionees no less than 30 days to exercise the vested portion of their options;

     o having the successor corporation either (a) issue to optionees replacement options for the unvested portions of options, or else (b) pay deferred compensation on the spread between the value of Company stock upon the occurrence of such event and the option exercise price at the time such unvested portion would have vested; and

     o providing for vesting of 100% of the unvested portion for optionees employed by the Company for at least two years prior to such event if their employment is terminated within one year of such event by the successor corporation other than by resignation or for acts of moral turpitude.

D.   Compensation Committee Interlocks and Insider Participation

     During fiscal 2001, none of the Company's executive officers served on the board of directors of any entities whose directors or officers serve on the Company's Compensation Committee. Jerome Drexler, the Company's Chief Executive Officer, is a member of the Compensation Committee. The function of the Compensation Committee, in coordination with the Board of Directors, is to approve the salaries of executive officers (other than the Chief Executive Officer) and to approve the salaries of certain other employees.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The table below shows the name, address, number of shares held, nature of ownership, and percentage of shares held as of June 1, 2001, by the only person or entity known to the Company to be the beneficial owner of more than 5% of the Company's common stock.

                                                                    NUMBER OF SHARES AND                  PERCENT
           NAME AND ADDRESS                                         NATURE OF OWNERSHIP                  OF CLASS
           ----------------                                         --------------------                 --------
Jerome Drexler, c/o Drexler Technology Corporation,                     1,166,848 (1)                     11.6%
1077 Independence Avenue, Mountain View, CA 94043            Full dispositive and voting power

------------------------------
(1) Includes 240,600 shares purchasable by exercise of option within 60 days. Does not include 297,100 shares owned by Mr. Drexler's wife and 16,250 shares held by his wife as custodian, as to all of which shares Mr. Drexler disclaims any beneficial ownership. Includes 12,000 shares held by The Drexler Foundation, the assets of which are perpetually dedicated to charity. The power to vote and to dispose of the shares held by The Drexler Foundation is shared by the Foundation's directors, consisting of Mr. Drexler and his wife. Mr. Drexler disclaims beneficial ownership with respect to these shares.

      The following table contains information respecting the number of shares and percentage of the Company's common stock beneficially owned by each of the Company's five directors, by each executive officer of the Company, and by all executive officers and directors as a group, as of June 1, 2001. The address of each beneficial owner listed in the table is c/o Drexler Technology Corporation, 1077 Independence Avenue, Mountain View, California 94043. As of the close of business on June 1, 2001, the Company had outstanding 9,812,627 shares of common stock.

               STOCK OWNERSHIP BY DIRECTORS AND EXECUTIVE OFFICERS

                                         COMMON             PERCENTAGE
      NAME                              SHARES (1)          OF CLASS (2)
      ----                              ----------          ------------

Jerome Drexler                        1,166,848(3)              11.6%

Arthur H. Hausman                        56,392(4)                .6%

Dan Maydan                               25,500(5)                .3%

William E. McKenna                       71,483(4)                .7%

Walter F. Walker                         35,750(6)                .4%

Richard M. Haddock                      192,812(7)               1.9%

Christopher J. Dyball                   174,530(8)               1.7%

Steven G. Larson                        123,523(9)               1.2%

All executive officers and directors  1,846,238(10)             17.4%
as a group(8 persons)

------------------------------

(1) To the Company's knowledge, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws, where applicable, and the information contained in the footnotes to this table.

(2) For purposes of computing the percentage of outstanding shares held by each person or group of persons named above on a given date, shares which such person or group has the right to acquire within 60 days after such date are deemed to be outstanding, but are not deemed to be outstanding for the purposes of computing the percentage ownership of any other person.

(3) Includes 240,600 shares purchasable by exercise of option within 60 days. Does not include 297,100 shares owned by Mr. Drexler's wife and 16,250 shares held by his wife as custodian, as to all of which shares Mr. Drexler disclaims any beneficial ownership. Includes 12,000 shares held by The Drexler Foundation, the assets of which are perpetually dedicated to charity. The power to vote and to dispose of the shares held by The Drexler Foundation is shared by the Foundation's directors, consisting of Mr. Drexler and his wife. Mr. Drexler disclaims beneficial ownership with respect to these shares.

(4)  Includes 36,000 shares purchasable by exercise of option within 60 days.

(5)  Includes 25,500 shares purchasable by exercise of option within 60 days.

(6)  Includes 17,000 shares purchasable by exercise of option within 60 days.

(7)  Includes 184,499 shares purchasable by exercise of option within 60 days.

(8)  Includes 164,366 shares purchasable by exercise of option within 60 days.

(9)  Includes 120,368 shares purchasable by exercise of option within 60 days.

(10) Includes 824,333 shares purchasable by exercise of option within 60 days.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      None.

                                     PART IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)   List of Documents Filed as Part of this Report

      1. The Consolidated Financial Statements of the Company, filed herewith under Item 8, as follows:

                                                                                           PAGE NUMBER
                                                                                           -----------
           (1)    Report of Independent Public Accountants                                      28

           (2)    Consolidated Balance Sheets at March 31, 2000 and March 31, 2001              29

           (3)    Consolidated Statements of Income for Fiscal Years 1999, 2000, and 2001       30

           (4)    Consolidated Statements of Stockholders' Equity for Fiscal Years 1999, 2000,
                  and 2001                                                                      31

           (5)    Consolidated Statements of Cash Flows for Fiscal Years 1999, 2000, and 2001   32

           (6)    Notes to Consolidated Financial Statements                                    33


      2.   Financial Statement Schedules:

           The schedule supporting the Company's Consolidated Financial
           Statements, filed herewith under Item 14(d), as follows:

           SCHEDULE
            NUMBER              DESCRIPTION                                       PAGE NUMBER
            ------              -----------                                       -----------
              II           Valuation and Qualifying Accounts                           48

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

      3.   Exhibits:

           The Exhibits to this Report, filed herewith under Item 14(c) or incorporated by reference from other documents previously filed with the Securities and Exchange Commission, as follows:

                EXHIBIT                                                 FILED HEREWITH OR INCORPORATED
                NUMBER             DESCRIPTION                              HEREIN BY REFERENCE TO
                ------             -----------                             ----------------------

                3.1      Amended and Restated Certificate of           Exhibit 3.1.1 to Report on Form 10-Q
                         Incorporation                                 for period ended September 30, 2000

                3.2      Amended and Restated By-Laws as of            Exhibit 3.2.8 to Report on Form 10-Q
                         September 22, 2000                            for period ended September 30, 2000

               10.1      Building lease agreement with The Milla and   Exhibit 10.1.6 to Report on Form 10-K
                         Raymond Handley 1992 Trust (Marine Way)       for fiscal year ended March 31, 2000


                EXHIBIT                                                 FILED HEREWITH OR INCORPORATED
                NUMBER             DESCRIPTION                              HEREIN BY REFERENCE TO
                ------             -----------                             ----------------------

               10.1.1    Building lease agreement with Renault &       Exhibit 10.1 to Report on Form 10-Q
                         Handley Employees Investment Co. (Bayshore    for period ended September 30, 2000
                         Parkway)

               10.2      Optical memory card manufacturing license     Exhibit 4 to Report on Form 8-K dated
                         with Canon Inc.                               January 10, 1989

               10.3      Optical memory card manufacturing license     Exhibit 10.8 to Report on Form 10-K
                         with Optical Memory Card Business Corporation for fiscal year ended March 31, 1991

               10.4*     Stock Option Plan                             Exhibit 10.1 to Report on Form 10-Q
                                                                       for period ended September 30, 2000


               10.4.1*   Amendment to Stock Option Plan                Filed herewith.

               10.5      Patent License Agreement with Nippon          Exhibit 10.6 to Report on Form 10-K
                         Conlux Co., Ltd.                              for fiscal year ended March 31, 1999

               10.6      Subcontract with Information Spectrum Inc.
                         dated June 2, 2000                            Filed herewith

               21        Subsidiaries                                  Filed herewith

               23        Consent of Independent Public Accountants     Filed herewith

          ---------------------

          *Indicates management contract or compensatory plan or arrangement.

(b)  Reports on Form 8-K

     The Company did not file any Reports on Form 8-K during the quarter ended March 31, 2001.

(c)  Exhibits

     Exhibits 10.4.1, 10.6, 21, and 23 are filed herewith.

(d)  Financial Statement Schedule

     Schedule II to the Company's Consolidated Financial Statements follows immediately.

                                                                     SCHEDULE II


                 DREXLER TECHNOLOGY CORPORATION AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS
            FOR THE FISCAL YEARS ENDED MARCH 31, 1999, 2000, AND 2001


                                    BALANCE AT             ADDITIONS           ADDITIONS                              BALANCE
                                    BEGINNING             CHARGED TO          CHARGED TO                              AT END
       DESCRIPTION                  OF PERIOD          PROFIT AND LOSS    OTHER ACCOUNTS        DEDUCTIONS           OF PERIOD
       -----------                  ---------          ---------------    --------------        ----------           ---------
Fiscal 1999

    Product return reserve........  $      260,000       $ 40,000         $           --     $          --         $   300,000
                                    ==============       ========         ==============     =============         ===========

Fiscal 2000

    Product return reserve........  $      300,000       $219,000         $           --     $      19,000         $   500,000
                                    ==============       ========         ==============     =============         ===========

Fiscal 2001

    Product return reserve........  $      500,000       $     --         $           --     $     266,000         $   234,000
                                    ==============       ========         ==============     =============         ===========


SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

      Dated:  June 28, 2001

                         DREXLER TECHNOLOGY CORPORATION



                          By               /s/Jerome Drexler
                            ----------------------------------------------------
                            Jerome Drexler, Chairman and Chief Executive Officer


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


            SIGNATURE                                               TITLE                                  DATE
/s/Jerome Drexler                                    Chairman of the Board of Directors                June 28, 2001
----------------------------------                   and Chief Executive Officer
Jerome Drexler                                       (Principal Executive Officer)



/s/Steven G. Larson                                  Vice President of Finance and Treasurer                  June 28, 2001
----------------------------------                   (Principal Financial Officer and
Steven G. Larson                                     Principal Accounting Officer)



/s/Arthur H. Hausman                                 Director                                                 June 28, 2001
----------------------------------
Arthur H. Hausman


/S/DAN MAYDAN                                        Director                                                 June 28, 2001
--------------------------------------------------
Dan Maydan


/S/WILLIAM E. MCKENNA                                Director                                                 June 28, 2001
--------------------------------------------
William E. McKenna


/S/WALTER F. WALKER                                  Director                                                 June 28, 2001
-----------------------------------------------
Walter F. Walker

                                INDEX TO EXHIBITS
                                  [ITEM 14(c)]

EXHIBIT
NUMBER            DESCRIPTION
------            -----------
3.1               Amended and Restated Certificate of Incorporation; previously filed as
                  Exhibit 3.1.1 to Report on Form 10-Q for period ended September 30,
                  2000, and incorporated herein by reference

3.2               Amended and Restated By-Laws as of September 22, 2000;
                  previously filed as Exhibit 3.2.8 to Report on Form 10-Q for period ended September 30, 2000, and incorporated herein by reference

10.1              Building lease agreement with The Milla and Raymond Handley
                  1992 Trust (Marine Way); previously filed as Exhibit 10.1.6 to
                  Report on Form 10-K for fiscal year ended March 31, 2000, and incorporated herein by reference

10.1.1            Building lease agreement with Renault & Handley Employees Investment
                  Co. (Bayshore Parkway); previously filed as Exhibit 10.1 to Report on
                  Form 10-Q for period ended September 30, 2000, and incorporated herein by reference

10.2              Optical memory card manufacturing license with Canon Inc.; previously filed as Exhibit 4 to Report on Form 8-K dated January 10, 1989, and incorporated herein by reference

10.3              Optical memory card manufacturing license with Optical Memory Card
                  Business Corporation; previously filed as Exhibit 10.8 to Report on
                  Form 10-K for fiscal year ended March 31, 1991, and incorporated herein by reference

10.4              Stock Option Plan; previously filed as Exhibit 10.1 to Report on Form
                  10-Q for period ended September 30, 2000, and incorporated herein by reference

10.4.1            Amendment to Stock Option Plan; filed herewith

10.5              Patent License Agreement with Nippon Conlux Co., Ltd.; previously filed as Exhibit 10.6 to Report on Form 10-K for fiscal year ended March 31,
                  1999, and incorporated herein by reference

10.6              Subcontract with Information Spectrum Inc. dated June 2, 2000; filed herewith

21                Subsidiaries; filed herewith

23                Consent of Independent Public Accountants; filed herewith
