Form 10-Q
period 2001-06-30
DREXLER TECHNOLOGY CORP
filed 2001-08-13
CIK 30140

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

[Mark One]

    /X/           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                         THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2001

                                       OR

    /  /          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                         THE SECURITIES EXCHANGE ACT OF 1934
                        For the Transition Period from     to
                                                       ----  ----


                        Commission File Number: 000-6377


                         DREXLER TECHNOLOGY CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Delaware                                           77-0176309
-------------------------------                       --------------------------
(State or other jurisdiction of                           (I.R.S.  Employer
incorporation or organization)                            Identification No.)


1077 Independence Avenue, Mountain View, CA                  94043-1601
-------------------------------------------           --------------------------
(Address of principal executive offices)                     (Zip Code)


                                 (650) 969-7277
                       ----------------------------------
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. /X/ Yes / / No


     Number of outstanding shares of common stock, $.01 par value, at August 8, 2001: 9,812,627

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

     It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto for the year ended March 31, 2001, included in the Company's Form 10-K Annual Report.

     The results of operations for the three months ended June 30, 2001 are not necessarily indicative of results to be expected for the entire year ending March 31, 2002.

     FISCAL PERIOD: For purposes of presentation, the Company has indicated its accounting period as ending on March 31 and its interim quarterly periods as ending on the corresponding month end. The Company, in fact, operates and reports quarterly periods ending on the Friday closest to month end. The 13-week first quarter of fiscal 2001 ended on June 30, 2000, and the 13-week first quarter of fiscal 2002 ended on June 29, 2001.

     CASH, CASH EQUIVALENTS, AND SHORT-TERM INVESTMENTS: The Company considers all highly liquid investments, consisting primarily of commercial paper, taxable notes, and U.S. government bonds, with original maturities of three months or less, to be cash equivalents. All investments with original maturities of more than three months but less than one year, are classified as short-term investments. Management determines the appropriate classification of debt and equity securities at the time of purchase and reevaluates the classification of investments as of each balance sheet date. As of June 30, 2001, the Company had $1,484,000 classified as short-term investments, and all marketable securities were classified as held-to-maturity.

     INVENTORIES: Inventories are stated at the lower of cost or market, with cost determined on a first-in, first-out basis and market based on the lower of replacement cost or estimated realizable value. The components of inventories are (in thousands):

                                             March 31,       June 30,
                                                 2001           2001
                                                 ----           ----
       Raw materials........................ $  2,954        $  3,558
       Work-in-process......................      552             716
       Finished goods.......................    1,267           1,016
       Systems and components
          held for resale...................      108              48
                                             --------        --------
                                             $  4,881        $  5,338
                                             ========        ========

     SEGMENT REPORTING. In accordance with Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information," the Company is required to disclose information about operating segments. The Company adopted SFAS No. 131 in the fiscal year ended March 31, 1999. The Company operates in one industry segment--the development, manufacture, and sale of optical data produces used for information storage and retrieval.

     RECENT ACCOUNTING PRONOUNCEMENTS. In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements" and amended it in March and June 2000 with respect to the effective dates. SAB No. 101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. The Company believes that its revenue recognition policies comply with SAB No. 101.

     In March 2000, the Financial Accounting Standards Board (FASB) issued Financial Standards Board Interpretation (FIN) No. 44, "Accounting for Certain Transactions Involving Stock Compensation--an Interpretation of APB Opinion No. 25." The Company adopted FIN No. 44 in July 2000 and this adoption did not have a material effect on the financial position or results of operations.

     On June 29, 2001, the Financial Accounting Standard Board (FASB) approved for issuance SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Intangible Assets." Major provisions of these Statements are as follows: all business combinations initiated after June 30, 2001 must use the purchase method of accounting; the pooling of interest method of accounting is prohibited except for transactions initiated before July 1, 2001; intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as part of a related contract, asset or liability; goodwill and intangible assets with indefinite lives are not amortized but are tested for impairment annually using a fair value approach, except in certain circumstances, and whenever there is an impairment indicator; other intangible assets will continue to be valued and amortized over their estimated lives; in-process research and development will continue to be written off immediately; all acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting; effective April 1, 2002, existing goodwill will no longer be subject to amortization. Goodwill arising between June 29, 2001 and March 31, 2002 will not be subject to amortization. Adoption of SFAS No. 142 on April 1, 2002 will have no effect on the Company's financial position or results of operations.

     EARNINGS PER SHARE: The Company computes earnings per share in accordance with SFAS No. 128, "Earnings Per Share." SFAS No. 128 requires companies to compute net income per share under two different methods, basic and diluted, and present per share data for all periods in which a statement of income is presented. Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding. Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding. Common stock equivalents for all periods presented consist of stock options using the treasury stock method. The reconciliation of the numerators and denominators of the basic and diluted earnings per share computation for the three months ended June 30, 2000 and June 30, 2001 is shown in the following table (in thousands, except per share data):

                                                                        Three Months Ended
                                                                              June 30,
                                                                       2000              2001
                                                                       ----              ----
Net income........................................................  $   1,440          $   628
                                                                    =========          =======
Basic earnings per share:
    Weighted average common shares outstanding....................      9,872            9,820
                                                                    ---------          -------
Basic earnings per share..........................................  $     .15          $   .06
                                                                    =========          =======
Diluted earnings per share:
    Weighted average common shares outstanding....................      9,872            9,820
    Weighted average common shares from
       stock option grants........................................        364              315
                                                                    ---------          -------
    Weighted average common shares and common
       stock equivalents outstanding..............................     10,236           10,135
                                                                    ---------          -------
Diluted earnings per share........................................  $     .14          $   .06
                                                                    =========          =======

     Because they would be antidilutive, having an exercise price greater than the average market value for the periods, stock options representing 297,200 shares are excluded from the calculation of diluted earnings per share for the three months ended June 30, 2000, and stock options representing 557,800 shares are excluded from the calculation of diluted earnings per share for the three months ended June 30, 2001.

                 DREXLER TECHNOLOGY CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
               (In thousands, except share and per share amounts)

                                                                                                   March 31,            June 30,
                                                                                                     2001                 2001
                                                                                                     ----                 ----
                                                                                                                       (Unaudited)
                                     ASSETS
Current assets:
    Cash and cash equivalents ...............................................................  $     6,221               9,842
    Short-term investments...................................................................        5,387               1,484
    Accounts receivable, net ................................................................        1,278                 568
    Inventories .............................................................................        4,881               5,338
    Other current assets.....................................................................          566                 665
                                                                                               -----------         -----------
       Total current assets .................................................................       18,333              17,897
                                                                                               -----------         -----------

Property and equipment, at cost..............................................................       19,310              19,679
    Less--accumulated depreciation and amortization .........................................      (13,423)            (13,685)
                                                                                               -----------         -----------
       Property and equipment, net...........................................................        5,887               5,994
                                                                                               -----------         -----------
Patents and other intangibles, net...........................................................          878                 819
Deferred tax asset, net......................................................................        5,282               5,793
Other assets   ..............................................................................          111                  64
                                                                                               -----------         -----------
            Total assets.....................................................................  $    30,491         $    30,567
                                                                                               ===========         ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable.........................................................................  $     1,039               1,163
    Accrued payroll costs ...................................................................          439                 488
    Deferred revenue.........................................................................          994                 875
    Advance payments from customers..........................................................        1,275                 966
    Other accrued liabilities................................................................          422                 289
                                                                                               -----------         -----------
       Total current liabilities.............................................................        4,169               3,781
                                                                                               -----------         -----------
Stockholders' equity:
    Preferred stock, $.01 par value:
       Authorized--2,000,000 shares
       Issued--none..........................................................................           --                  --
    Common stock, $.01 par value:
       Authorized--30,000,000 shares
       Issued-- 9,951,451 shares at March 31, 2001 and
            9,951,451 shares at June 30, 2001................................................           99                  99
    Additional paid-in capital...............................................................       37,852              37,841
    Less--common stock treasury shares, at cost: 127,424 shares at March 31, 2001
       and 138,824 shares at June 30, 2001...................................................       (1,840)             (1,993)
    Accumulated deficit......................................................................       (9,789)             (9,161)
                                                                                               -----------         -----------
       Total stockholders' equity............................................................       26,322              26,786
                                                                                               -----------         -----------
            Total liabilities and stockholders' equity.......................................  $    30,491              30,567
                                                                                               ===========         ===========

                 DREXLER TECHNOLOGY CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                    (In thousands, except per share amounts)

                                                                                                        Three Months Ended
                                                                                                             June 30,
                                                                                                      2000              2001
                                                                                                      ----              ----
Revenues:
    Product sales   ..............................................................................$  4,989            $  3,644
    License and royalty revenue...................................................................     182                 311
                                                                                                  --------            --------
       Total revenues.............................................................................   5,171               3,955
                                                                                                  --------            --------

Costs and expenses:
    Cost of sales.................................................................................   3,014               2,135
    Selling, general, and administrative expenses.................................................   1,028               1,194
    Research and engineering expenses.............................................................     429                 623
                                                                                                  --------            --------
       Total costs and expenses...................................................................   4,471               3,952
                                                                                                  --------            --------
           Operating income.......................................................................     700                   3

Other income:
    Interest income...............................................................................     112                 116
                                                                                                  --------            --------
       Total other income  .......................................................................     112                 116
                                                                                                  --------            --------

           Income before income taxes.............................................................     812                 119

Income tax benefit................................................................................    (628)               (509)
                                                                                                  --------            --------

           Net income.............................................................................$  1,440            $    628
                                                                                                  ========            ========

Net income per share:
           Basic .................................................................................$    .15            $    .06
           Diluted................................................................................$    .14                 .06

Weighted average number of common
   and common equivalent shares:
           Basic..................................................................................   9,872               9,820
           Diluted................................................................................  10,236              10,135


                 DREXLER TECHNOLOGY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (In thousands)

                                                                                                             Three Months Ended
                                                                                                                  June 30,
                                                                                                           2000            2001
                                                                                                           ----            ----
Cash flows from operating activities:
   Net income..........................................................................................$  1,440         $   628
   Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation and amortization...................................................................     395             375
       Provision for doubtful accounts receivable......................................................     (17)              5
       Increase in deferred tax asset..................................................................    (752)           (511)

   Changes in operating assets and liabilities:
       Decrease in accounts receivable.................................................................     248             705
       (Increase) decrease in inventories..............................................................      93            (457)
       Increase in other assets........................................................................     (42)            (52)
       Increase (decrease) in accounts payable and accrued liabilities.................................    (100)             40
       Decrease in deferred revenue....................................................................    (178)           (119)
       Increase (decrease) in advance payments from customers..........................................      32            (309)
                                                                                                       --------         -------

            Net cash provided by operating activities..................................................   1,119             305
                                                                                                       --------         -------
Cash flows from investing activities:
   Purchases of property and equipment, net............................................................    (430)           (393)
   Investment in patents and other intangibles.........................................................    (130)            (30)
   Cash used for purchases of short-term investments...................................................  (5,297)         (1,484)
   Proceeds from maturities of short-term investments..................................................   4,182           5,387
                                                                                                       --------         -------

            Net cash provided by (used for) investing activities.......................................  (1,675)          3,480
                                                                                                       --------         -------
Cash flows from financing activities:
       Proceeds from sale of common stock through stock plans..........................................     115              11
       Cash used to purchase common stock through an open market repurchase program....................      --            (175)
                                                                                                       --------         -------

            Net cash provided by (used for) financing activities.......................................     115            (164)
                                                                                                       --------         -------

            Net increase (decrease) in cash and cash equivalents.......................................    (441)          3,621
                                                                                                       --------         -------
Cash and cash equivalents:
   Beginning of period.................................................................................   2,818           6,221
                                                                                                       --------         -------
   End of period  .....................................................................................$  2,377         $ 9,842
                                                                                                       ========         =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

     When used in this discussion, the words "expects," "anticipates," "believes," "estimates" and similar expressions are intended to identify forward-looking statements. These statements, which include statements as to expected benefits of the Company's direct control of the read/write drive manufacturing facility, including lower cost drives, customer-optimized drive systems, and drive systems with advanced security features; the adequacy of inventory; anticipated orders from the Company's U.S. government subcontract; expectations regarding revenues, margins, expenses, capital resources, capital expenditures, and the Company's deferred tax asset and valuation allowance; the effects of read/write drive prices on gross profits from read/write sales; the Company's plans and expectations regarding the growth of its manufacturing capacity and expected card yields therefrom; and expectations regarding market growth and product demand, including the demand for the Company's cards in laser eye-surgery systems and the expected emergence of opportunities for the Company's products in Italy, India, China, Turkey, and Saudi Arabia are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to the Company's reliance on VARs and licensees, risks associated with doing business in and with foreign countries, the unpredictability of customer demand for products, manufacturing difficulties and complications associated with increasing manufacturing capacity, reliance on single source and limited source suppliers for components and raw materials, customer concentration, lengthy sales cycles, and other risks detailed from time to time in the SEC reports of Drexler Technology Corporation, including its annual report on Form 10-K for the year ended March 31, 2001. These forward-looking statements speak only as of the date hereof. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions, or circumstances on which any statement is based.

RESULTS OF OPERATIONS--FISCAL 2002 FIRST QUARTER
COMPARED WITH FISCAL 2001 FIRST QUARTER

Revenues

     For the fiscal 2002 first quarter ended June 30, 2001, the Company's total revenues were $3,955,000 compared with $5,171,000 for the comparable prior-year quarter.

     PRODUCT REVENUES. For the fiscal 2002 first quarter, the Company sold approximately 1,050,000 LaserCard(R) optical memory cards and 100 read/write drives compared with approximately 1,100,000 optical memory cards and 480 read/write drives during last year's first quarter. Sales of LaserCard(R) optical memory cards and related products were $3,644,000 for the first three months of fiscal 2002 versus $4,989,000 for the comparable period last year.

     The Company's principal LaserCard market today involves high-security, counterfeit-resistant, tamper-resistant cards for "digital governance," defined as the utilization of digital information technology by a nation, state, region, municipality, agency, or institution. Within this market, the Company's largest customer for LaserCard products is the United States government, representing 55% of the Company's fiscal 2001 revenues and 79% of fiscal 2002 first-quarter revenues. These revenues are predominantly the result of two card programs--U.S. Immigration and Naturalization Service (INS) Permanent Resident Cards ("Green Cards") and U.S. Department of State (DoS) border crossing cards ("Laser Visas"). A non-government customer, VISX Incorporated, representing 26% of the Company's fiscal 2001 revenues and 8% of the Company's fiscal 2002 first-quarter revenues, has indicated that its new, lower cost, laser eye-surgery equipment will not employ LaserCard drives for system activation, although its current LaserCard-equipped surgery systems will use the Company's optical memory cards. This change and a reduction in eye surgeries due to current economic conditions will have an adverse effect on the Company's revenue levels. Optical memory card digital governance programs that appear to be emerging in other countries include an electronic national identification card/social services card in Italy, building construction permit cards in China, motor-vehicle registration cards in several states in India, and import permit/import duty collection cards in Turkey. The Company believes that identification cards in Saudi Arabia also represents a market opportunity for optical memory cards.

     In addition to using its own marketing staff, the Company utilizes value-added reseller (VAR) companies and card distribution licensees for the development of commercial markets and applications for LaserCard products. Product sales to VARs and licensees include the Company's optical memory cards, the Company's system software, optical card read/write drives, and add-on peripherals made by other companies (such as equipment for adding a digitized photo, fingerprint, hand template, or signature to the cards). The VARs/licensees may add application software, personal computers (PCs), and other peripherals, and then resell these products integrated into data systems.

     In order to upgrade its customer base, the Company is continuing its efforts to recruit new VARs and card distribution licensees and eliminate nonproductive VARs. The Company provides customer technical support and system software to assist VARs and licensees.

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

     Optical memory cards are used in conjunction with a card read/write drive, produced by the Company, that connects to a personal computer. The read/write drive is integrated as a PC logical drive and has drive-letter access in the same manner as floppy disk drives. The price, performance, and availability of read/write drives are factors in the commercialization of optical cards. The Company had been selling its read/write drives for less than three thousand dollars per unit, and these units generally include the Company's interface software/device drivers. During the fiscal 2001 first quarter, the Company reduced the selling price for read/write drives by about 20% for typical purchase quantities, to increase the markets for optical cards.

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

     In order to obtain favorable pricing, purchases of read/write drive parts are made in quantities that exceed the historical annual sales rate. Therefore, based upon last year's sales quantity, the Company has more than one-year's supply of read/write drive parts on hand. The Company purchases read/write drive parts for its anticipated read/write drive demand and takes into consideration the order-to-delivery lead times of vendors and the economic purchase order quantity for such parts. At June 30, 2001, read/write drive parts and finished goods inventory totaled $2.6 million. During fiscal 2002, the Company will receive an additional $1 million in read/write drive parts that are now on order. Including about 200 drives in finished goods inventory, approximately 1,100 read/write drives of the current design can be assembled from this inventory. In addition, approximately 1,500 read/write drives of a new design under development could be assembled with the additional purchase of about $500,000 in unique parts. The Company believes there is a market for the read/write drives. However, since lower cost read/write drive designs may become available from the Company before the parts are utilized, a portion of this inventory could be written down if the Company determines that, to develop optical card markets, the market price of drives would need to be reduced for the read/write drive design containing those parts.

     LICENSE FEE REVENUES. Revenues from license fees were $311,000 for the fiscal 2002 first quarter. This license revenue included $191,000 recognized on a patent license and $119,000 earned on a license that allows a licensee in Italy to purchase parts kits from the Company and assemble read/write drives from the parts kits. For the first quarter of fiscal 2001, license revenue was $179,000, earned on the Italian license. The Company does not rely on license fees to finance operations.

Backlog

     As of June 30, 2001, the backlog for LaserCard optical memory cards only (consisting of firm card orders and releases under card supply contracts) was approximately $3 million. Of this amount, about 60% is for U.S. government Green Cards and Laser Visa cards, under a U.S. government subcontract for the purchase of optical memory cards. This subcontract, announced during the fiscal 2001 first quarter, has an authorized maximum of $81 million over a period of up to five years. The subcontract was received by the Company through a LaserCard VAR that is a U.S. government prime contractor, under a competitively bid, government procurement contract. Under the subcontract, the Company will supply up to 24 million LaserCard optical memory cards at an average selling price of about $3.23 per card. The subcontract states that the U.S. government anticipates placing orders in units of at least one million optical memory cards per order. The subcontract provides for an initial one-year contract period and four additional one-year contract options. Shipments commenced in September 2000, and 2.5 million cards have been shipped as of June 30, 2001, under this subcontract.

     On July 10, 2001, the Company announced a $3.87 million order for optical memory cards to be delivered during a period extending from October 2001 through February 2002. On July 31, 2001, the Company announced a $754,000 order for optical memory cards to be delivered during a five-month period beginning in August 2001.

Margins

     OPTICAL MEMORY CARDS. The Company continues to depend on gross profit generated from optical memory card sales. Gross profit on optical memory card sales was about $1.6 million for the first quarter of fiscal 2002 compared with $1.8 million for the first quarter of fiscal 2001. The decrease was due to the decrease in card sales volume and increases in building-occupancy costs.

     READ/WRITE DRIVES. Gross profit on read/write drive sales decreased by about $290,000, to a negative gross margin of $135,000, for the first quarter of fiscal 2002 compared with a gross profit margin of about $155,000 for the first quarter of fiscal 2001, due to lower sales volume and lower selling prices for drives. In May 2001, after the fiscal year end, the Company reduced the selling prices of its read/write drives by 20% for typical sales quantities, to increase the markets for optical cards. This will reduce gross profit on read/write drive sales in fiscal 2002 and increase the quantity of sales required to achieve gross profits on read/write drive sales. Currently, the Company's priority is to increase the number of read/write drives in the marketplace rather than maximizing per-unit gross profit on read/write drives.

Income and Expenses

     SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES (SG&A). SG&A expenses were $1,194,000 for the fiscal 2002 first quarter compared with $1,028,000 for the first quarter of fiscal 2001. The increase for fiscal 2002 compared with fiscal 2001 was due mainly to increased occupancy costs and compensation expenses. The Company believes that SG&A expenses for fiscal 2002 will be above fiscal 2001 levels, mainly due to increases in marketing expenses and other general increases.

     RESEARCH AND ENGINEERING EXPENSES (R&E). R&E expenses were $623,000 for the first quarter of fiscal 2002 compared with $429,000 for the comparable prior-year period. The increase in R&E spending for fiscal 2002 consists of a $138,000 increase in read/write drive manufacturing engineering and product development and a $56,000 increase in optical card-related research and engineering. The Company anticipates that R&E expenses will continue to increase during fiscal 2002, primarily due to optical card read/write drive development efforts.

     OTHER INCOME AND EXPENSE. Total net other income for the first three months of fiscal 2002 was $116,000, consisting of interest income, compared with $112,000 for interest income in the first quarter of fiscal 2001.

     PRETAX PROFIT. Pretax profit for the fiscal 2002 first quarter decreased by about $700,000 compared with the fiscal 2001 first quarter due to the $1,348,000 reduction in product revenue, offset by the $132,000 increase in license revenue and a $519,000 reduction in costs and expenses.

     INCOME TAXES. For the first quarter of fiscal 2002, the Company recorded an income tax benefit of $509,000 versus a $628,000 income tax benefit for the fiscal 2001 first quarter.

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

LIQUIDITY AND CAPITAL RESOURCES

     As of June 30, 2001, the Company had cash, cash equivalents, and short-term investments of $11,326,000, a current ratio of 4.7 to 1, and no long-term debt.

     Net cash provided by operating activities was $305,000 for the fiscal 2002 first quarter compared with $1,119,000 for last year's first quarter. The major categories comprising this increase are:

                                                                            Quarter Ended
                                                                               June 30,
                                                                          2000           2001
                                                                          ----           ----
       Earnings before taxes, depreciation, and amortization........  $  1,207        $   494
       Decrease in accounts receivable..............................       248            705
       (Increase) decrease in inventory.............................        93           (457)
       Decrease in advance payments from customers
          and deferred revenue......................................      (146)          (428)
       Other .......................................................      (283)            (9)
                                                                      --------        -------

                                                                      $  1,119        $   305
                                                                      ========        =======

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

     As a result of the $628,000 profit recorded for the first quarter of fiscal 2002, the Company's accumulated deficit was reduced to $9,161,000 and stockholders' equity increased to $26,786,000.

     Net cash provided by investing activities was $3,480,000 for the fiscal 2002 first quarter compared with $1,675,000 used for investing activities for the fiscal 2001 first quarter. These amounts include changes in the maturity of liquid investments as described in the next paragraph, purchases of property and equipment (discussed below) of $393,000 for the fiscal 2002 first quarter and $430,000 for the fiscal 2001 first quarter, and increases in patents and other intangibles of $30,000 for the fiscal 2002 first quarter and $130,000 for the fiscal 2001 first quarter.

     The Company considers all highly liquid investments, consisting primarily of commercial paper, taxable notes, and U.S. government bonds, with original maturities of three months or less, to be cash equivalents. All investments with original maturities of more than three months but less than one year, are classified as short-term investments. Management determines the appropriate classification of debt and equity securities at the time of purchase and reevaluates the classification of investments as of each balance sheet date. As of June 30, 2001, the Company had $1,484,000 classified as short-term investments, compared with $5,387,000 at March 31, 2001, and all marketable securities were classified as held-to-maturity.

     For optical memory card production, the Company added capital equipment and leasehold improvements of approximately $256,000 during the first quarter of fiscal 2002 compared with approximately $347,000 during the first quarter of fiscal 2001. Depending on card type, the Company's card production capacity is approximately 7 to 9 million cards per year and the Company believes that, if justified by business conditions, it could reach a capacity of approximately 11 million cards per year by December 31, 2001, through an additional investment of about $2 million. The Company plans to purchase additional production equipment in a series of steps as optical memory card orders expand to justify production capacity increases, to a rate of up to 25 million cards per year. In addition to investment used for expansion, the Company expects to make additional capital expenditures for cost savings, quality improvements, and other purposes. The Company believes that during the next few years, capital expenditures could be a minimum of $1.5 million per year for card production equipment and automatic inspection equipment.

     In connection with read/write drive manufacturing and design, the Company added capital equipment and leasehold improvements of approximately $137,000 during fiscal 2002 first quarter compared with $87,000 during the fiscal 2001 first quarter. The Company expects that additional capital investments will be made during fiscal 2002.

     Net cash used for financing activities was $164,000 for the fiscal 2002 first quarter compared with net cash of $115,000 provided by financing activities for the first quarter of fiscal 2001. Financing activities consisted of proceeds on sales of common stock through the Company's stock-option and stock-purchase plans and cash used for purchases of common stock under a stock repurchase program, discussed below. Sales of common stock through stock plans were in the amounts of $11,000 for the first quarter of fiscal 2002 and $115,000 for the first quarter of fiscal 2001. There were no debt financing activities for the fiscal 2002 or 2001 first quarters.

     During fiscal 2001, the Company announced a share repurchase program under which up to 200,000 shares of common stock could be purchased by the Company from time to time in Nasdaq Stock Market transactions in an aggregate amount not exceeding $3 million. As of June 30, 2001, the Company had completed this program.

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

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

                                    DREXLER TECHNOLOGY CORPORATION (Registrant)

Date: August 10, 2001               /s/ Jerome Drexler
                                    ---------------------------------------------------------
                                    Jerome Drexler, Chairman of the Board of Directors
                                    and Chief Executive Officer (Principal Executive Officer)


Date: August 10, 2001               /s/ Steven G. Larson
                                    ----------------------------------------------------------
                                    Steven G. Larson, Vice President of Finance and Treasurer
                                    (Principal Financial Officer and Principal Accounting Officer)