Form 10-Q
period 2001-09-30
DREXLER TECHNOLOGY CORP
filed 2001-11-05
CIK 30140

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

[Mark One]

    /X/           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2001

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. /X/ Yes / / No


     Number of outstanding shares of common stock, $.01 par value, at November 1, 2001: 10,037,293

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

     These condensed consolidated financial statements should be read in conjunction with the financial statements and the notes thereto for the year ended March 31, 2001, included in the Company's Annual Report on Form 10-K.

     The results of operations for the six months ended September 30, 2001 are not necessarily indicative of results to be expected for the entire year ending March 31, 2002.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     FISCAL PERIOD: For purposes of presentation, the Company has indicated its accounting period as ending on March 31 and its interim quarterly periods as ending on the corresponding month end. The Company, in fact, operates and reports quarterly periods ending on the Friday closest to month end. The 13-week second quarter of fiscal 2001 ended on September 29, 2000, and the 13-week second quarter of fiscal 2002 ended on September 28, 2001.

     CASH, CASH EQUIVALENTS, AND SHORT-TERM INVESTMENTS: The Company considers all highly liquid investments, consisting primarily of commercial paper, taxable notes, and U.S. government bonds, with original maturities of three months or less, to be cash equivalents. All investments with original maturities of more than three months but less than one year, are classified as short-term investments. Management determines the appropriate classification of debt and equity securities at the time of purchase and reevaluates the classification of investments as of each balance sheet date. As of September 30, 2001, the Company had $2,596,000 classified as short-term investments, and all marketable securities were classified as held-to-maturity.

     INVENTORIES: Inventories are stated at the lower of cost or market, with cost determined on a first-in, first-out basis and market based on the lower of cost or estimated realizable value. The components of inventories are (in thousands):


                                              March 31,     September 30,
                                                2001             2001
                                                ----             ----
      Raw materials........................ $  2,954          $  3,530
      Work-in-process......................      552               801
      Finished goods.......................    1,267             1,299
      Systems and components
         held for resale...................      108                51
                                            --------          --------
                                            $  4,881          $  5,681
                                            ========          ========

     RECENT ACCOUNTING PRONOUNCEMENTS: On June 29, 2001, the Financial Accounting Standard Board (FASB) approved for issuance Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Intangible Assets." Major provisions of these statements are as follows: all business combinations initiated after June 30, 2001 must use the purchase method of accounting; the pooling of interest method of accounting is prohibited except for transactions initiated before July 1, 2001; intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as part of a related contract, asset or liability; goodwill and intangible assets with indefinite lives are not amortized but are tested for impairment annually using a fair value approach, except in certain circumstances, and whenever there is an impairment indicator; other intangible assets will continue to be valued and amortized over their estimated lives; in-process research and development will continue to be written off immediately; all acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting; effective April 1, 2002, existing goodwill will no longer be subject to amortization. Goodwill arising between June 29, 2001 and March 31, 2002 will not be subject to amortization. Adoption of SFAS No. 142 on April 1, 2002 will have no effect on the Company's financial position or results of operations.

     In August 2001, the FASB issued SFAS No. 143, "Accounting for Obligations Associated with the Retirement of Long-Lived Assets." SFAS No. 143 addresses financial accounting and reporting for the retirement obligation of an asset. This statement states that companies should recognize the asset retirement cost, at its fair value, as part of the cost of the asset and classify the accrued amount as a liability in the condensed consolidated balance sheet. The asset retirement liability is then accreted to the ultimate payout as interest expense. The initial measurement of the liability would be subsequently updated for revised estimates of the discounted cash outflows. The statement will be effective for fiscal years beginning after June 15, 2002. The Company has not yet determined the effect SFAS No. 143 will have on its financial position, results of operations, or cash flows.

     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supercedes SFAS No. 121 by requiring that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and by broadening the presentation of discontinued operations to include more disposal transactions. The statement will be effective for fiscal years beginning after December 5, 2001. The Company has not yet determined the effect SFAS No. 144 will have on its financial position, results of operations, or cash flows.

     RECLASSIFICATIONS: Certain reclassifications were made to prior period financial data to conform with the current period presentation.

     EARNINGS PER SHARE: Common stock equivalents for all periods presented consist of stock options using the treasury stock method. The reconciliation of the numerators and denominators of the basic and diluted earnings per share computation for the three months and six months ended September 30, 2001 and September 30, 2000 is shown in the following table (in thousands, except per share data):

                                                                           Three Months Ended                Six Months Ended
                                                                             September 30,                     September 30,
                                                                        2000             2001              2000            2001
                                                                        ----             ----              ----            ----

Net income........................................................  $      1,654     $      1,180     $      3,094     $     1,808
                                                                    ============     ============     ============     ===========

Basic earnings per share:
    Weighted average common shares outstanding....................         9,904            9,813            9,888           9,817
                                                                    ------------     ------------     ------------     -----------
Basic earnings per share..........................................  $        .17     $        .12     $        .31     $       .18
                                                                    ============     ============     ============     ===========

Diluted earnings per share:
    Weighted average common shares outstanding....................         9,904            9,813            9,888           9,817
    Weighted average common shares from
    stock option grants...........................................           636              226              506             271
                                                                    ------------     ------------     ------------     -----------

    Weighted average common shares and common
    stock equivalents outstanding.................................        10,540           10,039           10,394          10,088
                                                                    ------------     ------------     ------------     -----------

Diluted earnings per share........................................  $        .16     $        .12     $        .30     $       .18
                                                                    ============     ============     ============     ===========

     Stock options having an exercise price greater than the average market value for the periods are excluded from the calculation of diluted earnings per share. As the effect would be antidilutive, 1,171,190 shares and 303,500 shares are excluded from the calculation of diluted earnings per share for the three months ended September 30, 2001 and 2000, respectively. For the same reason, stock options representing 1,098,990 shares are excluded from the calculation of diluted earnings per share for the six months ended September 30, 2001, and stock options representing 470,300 shares are excluded from the calculation of diluted earnings per share for the six months ended September 30, 2000.

                 DREXLER TECHNOLOGY CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
               (In thousands, except share and per share amounts)

                                                                                                  March 31,         September 30,
                                                                                                    2001                2001
                                                                                                    ----                ----
                                                                                                                    (Unaudited)
                                     ASSETS
Current assets:
    Cash and cash equivalents ................................................................  $    6,221           $    8,977
    Short-term investments....................................................................       5,387                2,596
    Accounts receivable, net .................................................................       1,278                1,781
    Inventories ..............................................................................       4,881                5,681
    Other current assets......................................................................         566                  724
                                                                                                ----------           ----------
       Total current assets ..................................................................      18,333               19,759
                                                                                                ----------           ----------

Property and equipment, at cost...............................................................      19,310               19,950
    Less--accumulated depreciation and amortization ..........................................     (13,423)             (13,973)
                                                                                                ----------           ----------
       Property and equipment, net............................................................       5,887                5,977
                                                                                                ----------           ----------

Patents and other intangibles, net............................................................         878                  760
Deferred tax asset, net.......................................................................       5,282                6,038
Other assets   ...............................................................................         111                   16
                                                                                                ----------           ----------

            Total assets......................................................................  $   30,491           $   32,550
                                                                                                ==========           ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable..........................................................................  $    1,039           $    1,159
    Accrued payroll costs ....................................................................         439                  531
    Deferred revenue..........................................................................         994                  875
    Advance payments from customers...........................................................       1,275                1,503
    Other accrued liabilities.................................................................         422                  312
                                                                                                ----------           ----------
       Total current liabilities..............................................................       4,169                4,380
                                                                                                ----------           ----------

Stockholders' equity:
    Preferred stock, $.01 par value:
       Authorized--2,000,000 shares
       Issued--none............................................................................         --                   --
    Common stock, $.01 par value:
       Authorized--30,000,000 shares
       Issued-- 9,951,451 shares at March 31, 2001 and
            9,951,451 shares at September 30, 2001............................................          99                   99
    Additional paid-in capital................................................................      37,852               37,793
    Less--common stock treasury shares, at cost: 127,424 shares at March 31, 2001
       and 121,193 shares at September 30, 2001...............................................      (1,840)              (1,741)
    Accumulated deficit.......................................................................      (9,789)              (7,981)
                                                                                                ----------           ----------
       Total stockholders' equity.............................................................      26,322               28,170
                                                                                                ----------           ----------

            Total liabilities and stockholders' equity........................................  $   30,491           $   32,550
                                                                                                ==========           ==========

           The accompanying notes are an integral part of these consolidated financial statements.

                 DREXLER TECHNOLOGY CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                    (In thousands, except per share amounts)


                                                                          Three Months Ended                 Six Months Ended
                                                                            September 30,                      September 30,
                                                                       2000              2001              2000             2001
                                                                       ----              ----              ----             ----
Revenues:
    Product revenue ..............................................  $   5,351        $   4,383          $  10,340       $   8,027
    License and royalty revenue...................................        180              765                362           1,076
                                                                    ---------        ---------          ---------       ---------
       Total revenues.............................................      5,531            5,148             10,702           9,103
                                                                    ---------        ---------          ---------       ---------

Costs and expenses:
    Cost of sales.................................................      2,872            2,290              5,886           4,425
    Selling, general, and administrative expenses.................      1,010            1,170              2,038           2,364
    Research and engineering expenses.............................        606              736              1,035           1,359
                                                                    ---------        ---------          ---------       ---------
       Total costs and expenses...................................      4,488            4,196              8,959           8,148
                                                                    ---------        ---------          ---------       ---------
          Operating income........................................      1,043              952              1,743             955
                                                                    ---------        ---------          ---------       ---------

Other income:
    Interest income...............................................        150               95                262             211
                                                                    ---------        ---------          ---------       ---------
          Total other income......................................        150               95                262             211
                                                                    ---------        ---------          ---------       ---------

          Income before income taxes..............................      1,193            1,047              2,005           1,166

Income tax benefit................................................       (461)            (133)            (1,089)           (642)
                                                                    ---------        ---------          ---------       ---------

          Net income..............................................  $   1,654        $   1,180          $   3,094       $   1,808
                                                                    =========        =========          =========       =========

Net income per share:
          Basic ..................................................  $     .17        $     .12          $     .31       $     .18
                                                                    =========        =========          =========       =========
          Diluted.................................................  $     .16        $     .12          $     .30       $     .18
                                                                    =========        =========          =========       =========

Weighted average number of common and common equivalent shares:
          Basic...................................................      9,904            9,813              9,888           9,817
          Diluted.................................................     10,540           10,039             10,394          10,088

           The accompanying notes are an integral part of these consolidated financial statements.

                 DREXLER TECHNOLOGY CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (In thousands)

                                                                                                            Six Months Ended
                                                                                                              September 30,
                                                                                                          2000            2001
                                                                                                          ----            ----
Cash flows from operating activities:
   Net income..........................................................................................$  3,094        $  1,808
   Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation and amortization...................................................................     807             759
       Provision for doubtful accounts receivable......................................................     (17)              5
       Provision for excess and obsolete inventory, net................................................      84             288
       Provision for product return reserve............................................................     200              --
       Increase in deferred tax asset..................................................................  (1,349)           (756)
       Compensation on stock plan activity.............................................................      40              54
       Tax benefit for stock option exercises..........................................................      46               6

   Changes in operating assets and liabilities:
       Increase in accounts receivable.................................................................     (65)           (508)
       (Increase) decrease in inventories..............................................................     394          (1,088)
       Increase in other assets........................................................................     (48)            (63)
       Increase in accounts payable and accrued expenses...............................................     238             102
       (Decrease) increase in deferred revenue.........................................................     603            (119)
       Increase in advance payments from customers.....................................................     414             228
                                                                                                       --------        --------

            Net cash provided by operating activities..................................................   4,441             716
                                                                                                       --------        --------

Cash flows from investing activities:
   Purchases of property and equipment, net............................................................  (1,151)           (669)
   Investment in patents and other intangibles.........................................................    (301)            (62)
   Investment in commercial paper...................................................................... (12,351)         (5,070)
   Maturities in commercial paper......................................................................   8,982           7,861
                                                                                                       --------        --------

            Net cash provided by (used for) investing activities.......................................  (4,821)          2,060
                                                                                                       --------        --------

Cash flows from financing activities:
   Proceeds from sale of common stock through stock plans..............................................     720             155
   Cash used to purchase common stock through an open market repurchase program .......................     (40)           (175)
                                                                                                       --------        --------

            Net cash provided by (used for) financing activities.......................................     680             (20)
                                                                                                       --------        --------

            Net increase in cash and cash equivalents..................................................     300           2,756

Cash and cash equivalents:
   Beginning of period.................................................................................   2,818           6,221
                                                                                                       --------        --------
   End of period.......................................................................................$  3,118        $  8,977
                                                                                                       ========        ========

                   The accompanying notes are an integral part of these consolidated financial statements.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

     When used in this discussion, the words "expects," "anticipates," "believes," "estimates" and similar expressions are intended to identify forward-looking statements. These statements, which include statements as to expected benefits of the Company's direct control of the read/write drive manufacturing facility, including lower cost drives, customer-optimized drive systems, and drives with advanced security features; the need for and efforts to develop read-only drives and new read/write drives and software products; the Company's efforts to recruit new VARs or licensees and eliminate nonproductive VARs; the adequacy of inventory; anticipated orders from the Company's U.S. government subcontract; expected shipment volumes for the 2002 fiscal year; expectations regarding revenues, margins, expenses, capital resources, capital expenditures and investments, and the Company's deferred tax asset and valuation allowance; the effects of read/write drive prices on gross profits from read/write sales; expectations regarding the market for read/write drives, read/write drive prices, and inventory of drives and parts; the Company's plans and expectations regarding the growth of its manufacturing capacity and expected card yields therefrom; and expectations regarding market growth and product demand, including the expected decrease in demand for the Company's cards in laser eye-surgery systems and the expected emergence of opportunities for the Company's products in Italy, India, China, Turkey, Saudi Arabia, and Canada are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to those risks discussed below, as well as risks relating to the Company's reliance on VARs and licensees, risks associated with doing business in and with foreign countries, the unpredictability of customer demand for products, potential manufacturing difficulties and complications associated with increasing manufacturing capacity of cards and drives, uncertainties related to the ability to design and develop new drives, reliance on single-source and limited-source suppliers for components and raw materials, customer concentration, lengthy sales cycles, and other risks detailed from time to time in the SEC reports of Drexler Technology Corporation, including its annual report on Form 10-K for the fiscal year ended March 31, 2001. These forward-looking statements speak only as of the date hereof. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions, or circumstances on which any statement is based.

     RESULTS OF OPERATIONS--FISCAL 2002 SECOND QUARTER AND FIRST SIX MONTHS
          COMPARED WITH FISCAL 2001 SECOND QUARTER AND FIRST SIX MONTHS

REVENUES

     For the fiscal 2002 second quarter ended September 30, 2001, the Company's total revenues were $5,148,000 compared with $5,531,000 for last year's second quarter. Total revenues for the fiscal 2002 first six months were $9,103,000 compared with $10,702,000 for last year's first six months.

     PRODUCT REVENUES. Sales of LaserCard(R) optical memory cards and related products were $4,383,000 for the second quarter and $8,027,000 for the first six months ended September 30, 2001 versus $5,351,000 for the second quarter and $10,340,000 for the first six months ended September 30, 2000. The Company sold approximately 2,350,000 LaserCard(R) optical memory cards and 160 read/write drives in the fiscal 2002 first six months compared with approximately 2,395,000 optical memory cards and 975 read/write drives in the fiscal 2001 first six months. Read/write drive revenues decreased $1,345,000 for the fiscal 2002 second quarter and $2,481,000 for the fiscal 2002 first six months. During the first six months of fiscal 2001, about 500 read/write drives were delivered for the U.S. Army's "Automated Manifest System" as compared with less than 15 read/write drives in the current fiscal year for this program. Orders for this program have historically been sporadic. The remaining decrease in read/write drive shipments was due to a reduction in sales to VISX Incorporated, discussed below.

     The Company's principal LaserCard market today involves high-security, counterfeit-resistant, tamper-resistant cards for "digital governance," defined as the utilization of digital information technology by a nation, state, region, municipality, agency, or institution. Within this market, the Company's largest customer for LaserCard products is the United States government, representing 55% of total revenues for fiscal year 2001 compared with 70% of total revenues for the fiscal 2002 second quarter and 74% of total revenues for the fiscal 2002 first six months. These revenues are predominantly the result of two card programs--U.S. Immigration and Naturalization Service (INS) Permanent Resident Cards ("Green Cards") and U.S. Department of State (DOS) border crossing cards ("Laser Visas"). A non-government customer, VISX Incorporated, represented 26% of total revenues for fiscal year 2001 compared with 12% of total revenues for the fiscal 2002 second quarter and 10% of total revenues for the fiscal 2002 first six months. VISX has indicated that its new, lower cost, laser eye-surgery equipment will not employ LaserCard drives for system activation, although its current LaserCard-equipped surgery systems will use the Company's optical memory cards. This change and a reduction in eye surgeries due to current economic conditions will have an adverse effect on the Company's revenue levels. Optical memory card digital governance programs that appear to be emerging in other countries include an electronic national identification card/social services card in Italy, building construction permit cards in China, motor-vehicle registration cards in several states in India, and import permit/import duty collection cards in Turkey. The Company believes that market opportunities for optical memory cards also include identification cards for Saudi Arabia and immigration cards for Canada, as well as an expansion of current U.S. government ID card programs. In addition, the Company is continuing its efforts to develop new optical card read/write drives and read-only drives and software products.

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

     Optical memory cards are used in conjunction with a card read/write drive, produced by the Company, that connects to a personal computer. The read/write drive is integrated as a PC logical drive and has drive-letter access in the same manner as floppy disk drives. The price, performance, and availability of read/write drives are factors in the commercialization of optical cards. Prior to May 2001, the Company had been selling its read/write drives for just under three thousand dollars per unit, and these units generally include the Company's interface software/device drivers. The Company subsequently reduced the selling price for read/write drives by about 20% for typical purchase quantities, in an effort to increase the markets for optical cards. A portion of this inventory could be written down if the Company determines that, to develop optical memory card markets, the market price of drives would need to be reduced for the read/write drive design containing those parts.

     LICENSE FEE REVENUES. In the quarter ended September 30, 2001, The Company recognized license revenue in the net amount of $765,000 from Dolby Laboratories, Inc. in connection with settlement of the Company's patent-infringement lawsuit against Dolby related to motion picture digital sound. For the quarter ended September 30, 2000, revenues from license fees were $180,000. For the fiscal 2002 first six months, revenues from license fees were $1,076,000. This license revenue included $956,000 recognized on digital sound patent licenses (including the Dolby payment) and $119,000 earned on a license that allows a licensee in Italy to purchase parts kits from the Company and assemble read/write drives from the parts kits. For the fiscal 2001 first six months, license revenue was $356,000, earned on the Italian license.

BACKLOG

     As of September 30, 2001, the backlog for LaserCard optical memory cards only (consisting of firm card orders and card-order releases under card supply contracts) was approximately $8.7 million. Of this amount, about 85% is for U.S. government Green Cards and Laser Visa cards, under a U.S. government subcontract for the purchase of optical memory cards. This subcontract, announced during the fiscal 2001 first quarter, has an authorized maximum of $81 million over a period of up to five years. The subcontract was received by the Company under a competitive bid, government procurement contract through a LaserCard VAR that is the U.S. government prime contractor,. Under the subcontract, granted in June 2000, the Company will supply up to 24 million LaserCard optical memory cards at an average selling price of about $3.23 per card over the five-year period. The subcontract states that the U.S. government anticipates placing orders in units of at least one million optical memory cards per order. The subcontract provides for an initial one-year contract period and four additional one-year contract options. Shipments commenced in September 2000, and 3.46 million cards have been shipped as of September 30, 2001 under this subcontract, 960,000 of which were shipped during the fiscal 2002 second quarter.

     Included in the above backlog is the balance of a $4.8 million order placed on September 20, 2001, under the U.S. government subcontract, for LaserCard(R) Triple-Image(TM) ID cards for U.S. border-crossing ID cards called "Laser Visas." The Company expeCTS deliveries from backlog to average about 450,000 optical memory ID cards per month from October 2001 through March 2002. The Company expects shipments of more than 5 million optical memory cards for its fiscal year ending March 31, 2002.

MARGINS

     OPTICAL MEMORY CARDS. The Company continues to depend on gross profit generated from optical memory card sales. Gross profit on optical memory card sales was about $2.2 million for the fiscal 2002 second quarter and $3.9 million for the fiscal 2002 first six months compared with $2.1 million for the fiscal 2001 second quarter and $4 million for the fiscal 2001 first six months. The increase in gross profit for the fiscal 2002 second quarter was mainly due to higher production and sales volumes. The decrease for the fiscal 2002 first six months was mainly due to the slight decline in card sales quantities. Optical memory card gross profit and margins can vary based on average selling price, sales and production volume, mix of card types, production efficiency and yields, and changes in fixed costs.

     READ/WRITE DRIVES. For the fiscal 2002 second quarter, gross profit on read/write drive sales decreased about $455,000, to a negative gross margin of $155,000 compared with a gross profit margin of about $300,000 for the fiscal 2001 second quarter. For the fiscal 2002 first six months, gross profit on read/write drive sales decreased by about $745,000, to a negative gross margin of $290,000 compared with a gross profit margin of about $455,000 for the fiscal 2001 first six months. The decrease for both periods was due to lower sales volume and lower selling prices for drives. In May 2001, after the fiscal year end, the Company reduced the selling prices of its read/write drives by 20% for typical sales quantities, to increase the markets for optical cards. This will reduce gross profit on read/write drive sales in fiscal 2002 and increase the quantity of sales required to achieve gross profits on read/write drive sales. Currently, the Company's priority is to increase the number of read/write drives in the marketplace rather than maximizing per-unit gross profit on read/write drives. The Company has no plans to further lower read/write drive prices for the current model during this fiscal year. Read/write drive gross profit and margins can vary based on average selling price, volume, production efficiency, and changes in fixed costs.

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

     In order to obtain favorable pricing, purchases of read/write drive parts are made in quantities that exceed the historical annual sales rate. Therefore, based upon last year's sales quantity, the Company has more than one-year's supply of read/write drive parts on hand. The Company purchases read/write drive parts for its anticipated read/write drive demand and takes into consideration the order-to-delivery lead times of vendors and the economic purchase order quantity for such parts. At September 30, 2001, read/write drive parts and finished goods inventory totaled $3.3 million compared with $2.2 million at March 31, 2001. During fiscal 2002, the Company will receive an additional $460,000 in read/write drive parts that are now on order. Including about 420 drives in finished goods inventory, approximately 1,000 read/write drives of the current design can be assembled from this inventory. In addition, approximately 1,500 read/write drives of a new design under development could be assembled with the additional purchase of about $500,000 in unique parts. The Company believes there is a market for the read/write drives. However, since lower cost read/write drive designs may become available from the Company before the parts are utilized, a portion of this inventory could be written down if the Company determines that, to develop optical memory card markets, the market price of drives would need to be reduced for the read/write drive design containing those parts.

     The Company believes that potential markets for read/write drives include the U.S. Immigration and Naturalization Service, U.S. Department of State, the U.S. armed forces, and Italy and several other countries. The Company maintains an inventory of read/write drive parts and finished drives that it believes is adequate to meet customer demand. However, an interruption in the supply of read/write drive parts or difficulties encountered in read/write drive assembly could cause a delay in shipments of drives and optical memory cards and a possible loss of sales, which would adversely affect the Company's operating results.

INCOME AND EXPENSES

     SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES (SG&A). SG&A expenses were $1,170,000 for the fiscal 2002 second quarter compared with $1,010,000 for the fiscal 2001 second quarter. For the fiscal 2002 first six months, SG&A expenses were $2,364,000 compared with $2,038,000 for the fiscal 2001 first six months. The increase for fiscal 2002 compared with fiscal 2001 was mainly due to increased compensation expenses and occupancy costs. The Company believes that SG&A expenses for fiscal 2002 will be above fiscal 2001 levels, mainly due to increases in marketing expenses and other general increases.

     RESEARCH AND ENGINEERING EXPENSES (R&E). The Company is continuing its efforts to develop new optical memory card read/write drives and read-only drives and software products in order to provide new products that can stimulate sales growth. The Company anticipates that these R&E efforts will result in lower cost drives, customer-optimized drive systems, and drive systems with advanced security features. R&E expenses were $736,000 for the fiscal 2002 second quarter compared with $606,000 for the fiscal 2001 second quarter. For the fiscal 2002 first six months, R&E expenses were $1,359,000 compared with $1,035,000 for the fiscal 2001 first six months. The increase in R&E spending for the fiscal 2002 first six months consists of a $222,000 increase in read/write drive manufacturing engineering and product development and a $102,000 increase in optical card-related research and engineering. The Company anticipates that R&E expenses will continue to increase during fiscal 2002, primarily due to optical card read/write drive development efforts.

     OTHER INCOME. Total other income for the fiscal 2002 second quarter consisted of $95,000 of interest income compared with $150,000 of interest income for the fiscal 2001 second quarter. Total other income for the first six months of fiscal 2002 consisted of $211,000 of interest income compared with $262,000 of interest income for the first six months of fiscal 2001. The decreases for both periods are due to a decline in interest rates.

      PRETAX PROFIT. Pretax profit for the fiscal 2002 second quarter decreased by $146,000 compared with the fiscal 2001 second quarter due to the $386,000 reduction in gross profit and a $290,000 increase in expenses, offset by the $585,000 increase in license revenue. Pretax profit for the fiscal 2002 first six months decreased by about $839,000 compared with the fiscal 2001 first six months due to the $852,000 reduction in product gross profit and a $650,000 increase in expenses, offset by the $714,000 increase in license revenue. Pretax profit for the first six months of fiscal 2002 was $1,166,000 and license revenues were $1,076,000 for the same period.

     INCOME TAXES. For the fiscal 2002 second quarter, the Company recorded an income tax benefit of $133,000 versus a $461,000 income tax benefit for the fiscal 2001 second quarter. For the first six months of fiscal 2002, the Company recorded an income tax benefit of $642,000 compared with $1,089,000 for last year's first six months. The Company anticipates that after fiscal 2002, it will have utilized all prior tax benefits for income statement purposes.

     The Company has a valuation allowance which reduces its deferred tax asset. The Company believes that, more likely than not, at least a portion of this income tax asset will be realized and, therefore, has reduced the valuation allowance against it. There are temporary differences between when certain items are included in book income and when the same items are included on income tax returns. Therefore, tax payments or credits often occur in different periods than when an income tax expense or benefit is included in the statement of operations. Federal tax cash payments could be reduced by about $11 million by current Company tax benefits.

                         LIQUIDITY AND CAPITAL RESOURCES

     As of September 30, 2001, the Company had cash, cash equivalents, and short-term investments of $11,573,000, a current ratio of 4.5 to 1, and no long-term debt.

     Net cash provided by operating activities was $716,000 for the fiscal 2002 first six months compared with $4,441,000 for the fiscal 2001 first six months. The major categories comprising this increase are:

                                                                                  Six Months Ended
                                                                                    September 30,
                                                                                  2000         2001
                                                                                  ----         ----
       Earnings before taxes, depreciation, and amortization...............    $  2,812      $ 1,925
       Tax payments........................................................         264          218
       Increase in accounts receivable.....................................         (65)        (508)
       (Increase) decrease in inventory....................................         394       (1,088)
       Increase in advance payments from customers
          and deferred revenue.............................................       1,017          109
       Other ..............................................................          19           60
                                                                               --------      -------

                                                                               $  4,441      $   716
                                                                               ========      =======

     The Company believes that the current level of revenues is sufficient to generate cash from operations. Operating cash flow could be negatively impacted to a significant degree if both of the Company's largest U.S. government programs were to be delayed, canceled, or not extended and not be replaced by other card orders or other sources of income, or if increases in product revenues or licenses do not keep pace with increased marketing and R&E expenditures.

     The Company has not established a line of credit and has no current plans to do so. The Company may negotiate a line of credit if and when it becomes appropriate, although no assurance can be made that such financing would be available on favorable terms or at all, if needed.

     As a result of the $1,808,000 profit recorded for the fiscal 2002 first six months, the Company's accumulated deficit was reduced to $7,981,000 and stockholders' equity increased to $28,170,000.

     Net cash provided by investing activities was $2,060,000 for the fiscal 2002 first six months compared with $4,821,000 used for investing activities for the fiscal 2001 first six months. These amounts include changes in the maturity of liquid investments, purchases of property and equipment (discussed below) of $669,000 for the fiscal 2002 first six months and $1,151,000 for the fiscal 2001 first six months, and increases in patents and other intangibles of $62,000 for the fiscal 2002 first six months and $301,000 for the fiscal 2001 first six months. The difference relates to less cash used to purchase short-term investments, property, and equipment and less cash used for patent legal costs.

     The Company considers all highly liquid investments, consisting primarily of commercial paper, taxable notes, and U.S. government bonds, with original maturities of three months or less, to be cash equivalents. All investments with original maturities of more than three months but less than one year, are classified as short-term investments. Management determines the appropriate classification of debt and equity securities at the time of purchase and reevaluates the classification of investments as of each balance sheet date. As of September 30, 2001, the Company had $2,596,000 classified as short-term investments, compared with $5,387,000 at March 31, 2001, and all marketable securities were classified as held-to-maturity. Cash plus short-term investments were $11,573,000 at September 30, 2001, as compared with $11,608,000 at March 31, 2001.

     For optical memory card production, the Company added capital equipment and leasehold improvements of approximately $345,000 during the first six months of fiscal 2002 compared with approximately $830,000 during the first six months of fiscal 2001. Depending on card type, the Company's card production capacity is approximately 7 to 9 million cards per year and the Company believes that, if justified by business conditions, it could reach a capacity of approximately 11 million cards per year by March 31, 2002, through an additional investment of about $2 million. The

Company plans to purchase additional production equipment in a series of steps as optical memory card orders expand to justify production capacity increases, to a rate of up to 25 million cards per year. In addition to investment used for expansion, the Company expects to make additional capital expenditures for cost savings, quality improvements, and other purposes. The Company believes that during the next few years, capital expenditures could be a minimum of $3 million per year for card production equipment and automatic inspection equipment to support growth of optical memory card production.

     In connection with read/write drive manufacturing and design, the Company added capital equipment and leasehold improvements of approximately $324,000 during fiscal 2002 first six months compared with $299,000 during the fiscal 2001 first six months. The Company expects that additional capital investments will be made during fiscal 2002.

     Net cash used for financing activities was $20,000 for the fiscal 2002 first six months compared with net cash of $680,000 provided by financing activities for the fiscal 2001 first six months. Financing activities consisted of proceeds on sales of common stock through the Company's stock-option and stock-purchase plans and cash used for purchases of common stock under a stock repurchase program, discussed below. Sales of common stock through stock plans were in the amounts of $155,000 for the fiscal 2002 first six months and $720,000 for the fiscal 2001 first six months. There were no debt financing activities for the first six months of fiscal 2002 or 2001.

     During fiscal 2001, the Company commenced a share repurchase program under which up to 200,000 shares of common stock could be purchased by the Company from time to time in Nasdaq Stock Market transactions in an aggregate amount not exceeding $3 million. As of June 30, 2001, the Company had completed this program.

ITEM 3.  MARKET RATE RISKS

     INTEREST RATE RISK. There were no material changes during the second quarter of fiscal 2002 to the Company's exposure to market risk for changes in interest rates.

     FOREIGN CURRENCY EXCHANGE RATE RISK. There were no material changes during the second quarter of fiscal 2002 to the Company's foreign currency exchange rate risk.

PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the Company's September 21, 2001 Annual Meeting of Stockholders, the Company's stockholders (i) re-elected the existing Board of Directors and elected two new members to the Board, (ii) approved an amendment to the Stock Option Plan to increase the number of shares reserved thereunder by 300,000 shares, and (iii) did not approve a stockholder proposal concerning dividends.

     Of the 9,812,627 shares of common stock outstanding as of the record date of July 25, 2001, a total of 8,754,155 shares were voted by proxy, representing 89% of the total votes eligible to be cast, constituting a majority and more than a quorum of the outstanding shares entitled to vote. Votes cast in connection with the election of directors were: Messrs. Jerome Drexler (7,856,678 votes for re-election, 897,477 votes withheld), Christopher J. Dyball (7,918,157 votes for election, 835,998 votes withheld), Richard M. Haddock (7,918,457 votes for election, 835,698 votes withheld), Arthur H. Hausman (7,83,157 votes for re-election, 900,998 votes withheld), Dan Maydan (7,694,463 votes for re-election, 1,059,692 votes withheld), William E. McKenna (7,878,757 votes for re-election, 875,398 votes withheld), and Walter F. Walker (8,097,257 votes for re-election, 656,898 votes withheld). On the amendment to the Stock Option Plan, 7,642,065 shares were voted in favor, and there were 973,480 negative votes, 138,610 abstentions, and no broker non-votes. On the stockholder's proposal concerning dividends, 803,932 shares were voted in favor, and there were 4,214,441 negative votes, 124,544 abstentions, and 3,611,238 broker non-votes.

     There were no other matters submitted to a vote of security holders during the period for which this report is filed.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibit No.     Exhibit Description

         10.1            Stock Option Plan, as amended

     (b) No reports on Form 8-K were filed by Registrant during the period for which this report is filed.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

                                  DREXLER TECHNOLOGY CORPORATION (Registrant)



Date: November 2, 2001            /s/ Jerome Drexler
                                  ----------------------------------------------
                                  Jerome Drexler, Chairman of the Board of
                                  Directors and Chief Executive Officer
                                  (Principal Executive Officer)


Date: November 2, 2001            /s/ Steven G. Larson
                                  ---------------------------------------------
                                  Steven G. Larson, Vice President of Finance
                                  and Treasurer (Principal Financial Officer and
                                  Principal Accounting Officer)