Form 10-Q
period 2001-12-31
DREXLER TECHNOLOGY CORP
filed 2002-02-08
CIK 30140

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

[Mark One]

    /X/           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended December 31, 2001

                                       OR

   / /         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                        For the Transition Period from to


                        Commission File Number: 000-6377


                         DREXLER TECHNOLOGY CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          DELAWARE                                            77-0176309
-----------------------------                                -------------------
(State or other jurisdiction of                              (I.R.S.  Employer
incorporation or organization)                               Identification No.)


1077 INDEPENDENCE AVENUE, MOUNTAIN VIEW, CA                       94043-1601
--------------------------------------------------           -------------------
   (Address of principal executive offices)                       (Zip Code)


                                 (650) 969-7277
                       ----------------------------------
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. /X/ Yes / / No


     Number of outstanding shares of common stock, $.01 par value, at February 4, 2001: 10,197,791

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                 DREXLER TECHNOLOGY CORPORATION AND SUBSIDIARIES
             CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

     The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although the Company believes the disclosures which are made are adequate to make the information presented not misleading. Further, the condensed consolidated financial statements reflect, in the opinion of management, all adjustments (which included only normal recurring adjustments) necessary to present fairly the financial position and results of operations as of and for the periods indicated.

     These condensed consolidated financial statements should be read in conjunction with the financial statements and the notes thereto for the year ended March 31, 2001, included in the Company's Annual Report on Form 10-K.

     The results of operations for the nine months ended December 31, 2001 are not necessarily indicative of results to be expected for the entire year ending March 31, 2002.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     FISCAL PERIOD: For purposes of presentation, the Company has indicated its accounting period as ending on March 31 and its interim quarterly periods as ending on the corresponding month end. The Company, in fact, operates and reports quarterly periods ending on the Friday closest to month end. The 13-week third quarter of fiscal 2001 ended on December 29, 2000, and the 13-week third quarter of fiscal 2002 ended on December 28, 2001.

     CASH, CASH EQUIVALENTS, AND SHORT-TERM INVESTMENTS: The Company considers all highly liquid investments, consisting primarily of commercial paper, taxable notes, and U.S. government bonds, with original maturities of three months or less, to be cash equivalents. All investments with original maturities of more than three months to one year, are classified as short-term investments. Management determines the appropriate classification of debt and equity securities at the time of purchase and reevaluates the classification of investments as of each balance sheet date. As of December 31, 2001, the Company had $6,873,000 classified as short-term investments, and all marketable securities were classified as held-to-maturity.

     INVENTORIES: Inventories are stated at the lower of cost or market, with cost determined on a first-in, first-out basis and market based on the lower of cost or estimated realizable value. The components of inventories are (in thousands):

                                      March 31,      December 31,
                                          2001             2001
                                          ----             ----
                                                      (Unaudited)
Raw materials........................ $  2,954          $  3,441
Work-in-process......................      552               335
Finished goods.......................    1,267             1,457
Systems and components
   held for resale...................      108                20
                                      --------          --------
                                      $  4,881          $  5,253
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

     EARNINGS PER SHARE: Common stock equivalents for all periods presented consist of stock options using the treasury stock method. The reconciliation of the numerators and denominators of the basic and diluted earnings per share computation for the three months and nine months ended December 31, 2000 and December 31, 2001 is shown in the following table (in thousands, except per share data):

                                                                 Three Months Ended            Nine Months Ended
                                                                   December 31,                  December 31,
                                                               2000            2001           2000           2001
                                                               ----            ----           ----           -----

Net income..............................................     $  1,785         $   720       $  4,879        $  2,528
                                                             ========         =======       ========        ========

Basic earnings per share:
    Weighted average common shares outstanding..........        9,926          10,015          9,901           9,883
                                                             --------         -------       --------        --------
Basic earnings per share................................     $    .18         $   .07       $    .49        $    .26
                                                             ========         =======       ========        ========

Diluted earnings per share:
    Weighted average common shares outstanding..........        9,926          10,015          9,901           9,883
    Weighted average common shares from
    stock option grants.................................          727             832            581             452
                                                             --------         -------       --------        --------

    Weighted average common shares and common
    stock equivalents outstanding.......................       10,653          10,847         10,482          10,335
                                                             --------         -------       --------        --------

Diluted earnings per share..............................     $    .17         $   .07        $   .47         $   .24
                                                             ========         =======       ========        ========

     Stock options having an exercise price greater than the average market value for the periods are excluded from the calculation of diluted earnings per share. As the effect would be antidilutive, 22,000 shares and 3,500 shares are excluded from the calculation of diluted earnings per share for the three months ended December 31, 2001 and 2000, respectively. For the same reason, stock options representing 427,100 shares and 304,000 shares are excluded from the calculation of diluted earnings per share for the nine months ended December 31, 2001 and 2000, respectively.

                 DREXLER TECHNOLOGY CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
               (In thousands, except share and per share amounts)


                                                                                            March 31,      December 31,
                                                                                               2001            2001
                                                                                               ----            -----
,                                                                                                            (Unaudited)
                                     ASSETS
Current assets:
    Cash and cash equivalents ..........................................................  $    6,221       $   8,897
    Short-term investments..............................................................       5,387           6,873
    Accounts receivable, net ...........................................................       1,278           1,175
    Inventories ........................................................................       4,881           5,253
    Other current assets................................................................         566             574
                                                                                          ----------       ---------
       Total current assets ............................................................      18,333          22,772
                                                                                          ----------       ---------

Property and equipment, at cost.........................................................      19,310          20,361
    Less--accumulated depreciation and amortization .....................................    (13,423)        (14,270)
                                                                                          ----------       ---------
       Property and equipment, net......................................................       5,887           6,091
                                                                                          ----------       ---------
Patents and other intangibles, net......................................................         878             687
Deferred tax asset, net.................................................................       5,282           6,633
Other assets   .........................................................................         111              --
                                                                                          ----------       ---------
            Total assets................................................................  $   30,491       $  36,183
                                                                                          ==========       =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable....................................................................  $    1,039       $     653
    Accrued payroll costs ..............................................................         439             487
    Deferred revenue....................................................................         994             875
    Advance payments from customers.....................................................       1,275           1,851
    Other accrued liabilities...........................................................         422             353
                                                                                          ----------       ---------
       Total current liabilities........................................................       4,169           4,219
                                                                                          ----------       ---------
Stockholders' equity:
    Preferred stock, $.01 par value:
       Authorized--2,000,000 shares
       Issued--none......................................................................         --              --
    Common stock, $.01 par value:
       Authorized--30,000,000 shares
       Issued--9,951,451 shares at March 31, 2001 and
            10,149,683 shares at December 31, 2001......................................          99             101
    Additional paid-in capital..........................................................      37,852          39,124
    Less--common stock treasury shares, at cost: 127,424 shares at March 31, 2001
       and no shares at December 31, 2001...............................................      (1,840)             --
    Accumulated deficit.................................................................      (9,789)         (7,261)
                                                                                          ----------       ---------
       Total stockholders' equity.......................................................      26,322          31,964
                                                                                          ----------       ---------

            Total liabilities and stockholders' equity..................................  $   30,491       $  36,183
                                                                                          ==========       =========

                       The accompanying notes are an integral part of these consolidated financial statements.

                 DREXLER TECHNOLOGY CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                    (In thousands, except per share amounts)


                                                                           Three Months Ended            Nine Months Ended
                                                                             December 31,                   December 31,
                                                                         2000            2001            2000          2001

Revenues:
    Product revenue ..............................................  $   4,839        $   5,269        $  15,179    $  13,296
    License and royalty revenue...................................        206               --              568        1,076
                                                                    ---------        ---------        ---------    ---------
       Total revenues.............................................      5,045            5,269           15,747       14,372
                                                                    ---------        ---------        ---------    ---------

Costs and expenses:
    Cost of sales.................................................      2,278            2,892            8,164        7,317
    Selling, general, and administrative expenses.................        993            1,289            3,031        3,653
    Research and engineering expenses.............................        564              894            1,599        2,253
                                                                    ---------        ---------        ---------    ---------
       Total costs and expenses...................................      3,835            5,075           12,794       13,223
                                                                    ---------        ---------        ---------    ---------

          Operating income........................................      1,210              194            2,953        1,149
                                                                    ---------        ---------        ---------    ---------

Other income:
    Interest income...............................................        177               88              439          299
                                                                    ---------        ---------        ---------    ---------
          Total other income......................................        177               88              439          299
                                                                    ---------        ---------        ---------    ---------

          Income before income taxes..............................      1,387              282            3,392        1,448

Income tax benefit................................................       (398)            (438)          (1,487)      (1,080)
                                                                    ---------        ---------        ---------    ---------

          Net income..............................................  $   1,785        $     720        $   4,879    $   2,528
                                                                    =========        =========        =========    =========

Net income per share:
          Basic ..................................................  $     .18        $    . 07        $     .49    $     .26
                                                                    =========        =========        =========    =========
          Diluted.................................................  $     .17        $     .07        $     .47    $     .24
                                                                    =========        =========        =========    =========

Weighted average number of common and common equivalent shares:
          Basic...................................................      9,926           10,015            9,901        9,883
          Diluted.................................................     10,653           10,847           10,482       10,335

                   The accompanying notes are an integral part of these consolidated financial statements.

                 DREXLER TECHNOLOGY CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (In thousands)


                                                                                                  Nine Months Ended
                                                                                                     December 31,
                                                                                                 2000            2001
                                                                                                 ----            ----
Cash flows from operating activities:
   Net income...............................................................................   $  4,879        $  2,528
   Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation and amortization........................................................      1,223           1,151
       Provision for doubtful accounts receivable...........................................        (16)            (18)
       Provision for excess and obsolete inventory, net.....................................         92             288
       Provision for product return reserve.................................................       (150)            (26)
       Increase in deferred tax asset.......................................................     (1,885)         (1,351)
       Compensation on stock plan activity..................................................         40              54
       Tax benefit for stock option exercises...............................................         83             149

   Changes in operating assets and liabilities:
       Decrease in accounts receivable......................................................        576             147
       Increase in inventories..............................................................       (202)           (660)
       (Increase) decrease in other assets..................................................       (380)            103
       (Decrease) increase in accounts payable and accrued expenses.........................        441            (407)
       (Decrease) increase in deferred revenue..............................................        849            (119)
       (Decrease) increase in advance payments from customers...............................       (718)            576
                                                                                               --------        --------

            Net cash provided by operating activities.......................................      4,832           2,415
                                                                                               --------        --------

Cash flows from investing activities:
   Purchases of property and equipment, net.................................................     (1,757)         (1,083)
   Investment in patents and other intangibles..............................................       (336)            (81)
   Investment in commercial paper...........................................................    (16,496)        (10,352)
   Maturities in commercial paper...........................................................     12,649           8,866
                                                                                               --------        --------

            Net cash used for investing activities..........................................     (5,940)         (2,650)
                                                                                               --------        --------

Cash flows from financing activities:
   Proceeds from sale of common stock through stock plans...................................      1,220           3,086
   Cash used to purchase common stock through an open market repurchase program.............    (1,365)            (175)
                                                                                               --------        --------

            Net cash provided by (used for) financing activities............................       (145)          2,911
                                                                                               --------        --------

            Net increase (decrease) in cash and cash equivalents............................     (1,253)          2,676

Cash and cash equivalents:
   Beginning of period......................................................................      2,818           6,221
                                                                                               --------        --------
   End of period............................................................................   $  1,565        $  8,897
                                                                                               ========        ========

                   The accompanying notes are an integral part of these consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

      When used in this discussion, the words "expects," "anticipates," "believes," "estimates" and similar expressions are intended to identify forward-looking statements. These statements, which include statements as to expected benefits of the Company's direct control of the read/write drive assembly and design and the Company's research and engineering efforts, including the expected development of lower cost drives, customer-optimized drive systems, and drive systems with advanced security features; the need for and efforts to develop read-only drives and new read/write drives and software products; the Company's efforts to recruit new VARs or licensees and eliminate nonproductive VARs; the adequacy of inventory; anticipated orders from the Company's U.S. government subcontract; expected shipment volumes for the 2002 and 2003 fiscal years; expectations regarding revenues, margins, expenses, capital resources, capital expenditures and investments, and the Company's deferred tax asset and valuation allowance; potential reductions of federal tax cash payments due to current Company tax benefits; the effects of read/write drive prices on gross profits from read/write drive sales; the Company's estimates for the level of sales of drives that would be necessary to achieve a gross profit at current prices; expectations regarding the market for read/write drives, read/write drive prices, and inventory of drives and parts; the Company's plans and expectations regarding the growth of its manufacturing capacity and expected card yields therefrom; and expectations regarding market growth and product demand, including the expected decrease in demand for the Company's cards in laser eye-surgery systems and the expected emergence of opportunities for the Company's products in Canada, China, India, Italy, Macedonia, and Saudi Arabia and further opportunities in expansion of current U.S. government ID card programs are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to those risks discussed below, as well as risks relating to the Company's reliance on VARs and licensees, risks associated with doing business in and with foreign countries, the unpredictability of customer demand for products, potential manufacturing difficulties and complications associated with increasing manufacturing capacity of cards and drives, uncertainties related to the ability to design and develop new drives, reliance on single-source and limited-source suppliers for components and raw materials, customer concentration, lengthy sales cycles, and other risks detailed from time to time in the SEC reports of Drexler Technology Corporation, including its annual report on Form 10-K for the fiscal year ended March 31, 2001. These forward-looking statements speak only as of the date hereof. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions, or circumstances on which any statement is based.

     RESULTS OF OPERATIONS--FISCAL 2002 THIRD QUARTER AND FIRST NINE MONTHS
          COMPARED WITH FISCAL 2001 THIRD QUARTER AND FIRST NINE MONTHS

REVENUES

      For the fiscal 2002 third quarter ended December 31, 2001, the Company's total revenues were $5,269,000 compared with $5,045,000 for last year's third quarter. Total revenues for the fiscal 2002 first nine months were $14,372,000 compared with $15,747,000 for last year's first nine months.

      PRODUCT REVENUES. Sales of LaserCard(R) optical memory cards and related products were $5,269,000 for the third quarter and $13,296,000 for the first nine months ended December 31, 2001 versus $4,839,000 for the third quarter and $15,179,000 for the first nine months ended December 31, 2000. The Company sold approximately 1,545,000 optical memory cards and approximately 50 read/write drives in the fiscal 2002 third quarter compared with approximately 1,206,000 optical memory cards and approximately 160 read/write drives for the fiscal 2001 third quarter. The Company sold approximately 3,895,000 LaserCard(R) optical memory cards and 211 read/write drives in the fiscal 2002 first nine months compared with approximately 3,600,000 optical memory cards and 1,140 read/write drives in the fiscal 2001 first nine months. Read/write drive revenues decreased by $362,000 for the fiscal 2002 third quarter and $2,843,000 for the fiscal 2002 first nine months. Of the 1,140 read/write drives sold during the first nine months of fiscal 2001, about 600 drives were delivered mainly for the U.S. Department of Defense "Automated Manifest System" as compared with 35 read/write drives in the current fiscal year. Orders for this program have historically been sporadic. The remaining decrease in read/write drive shipments was due to a reduction in sales to VISX Incorporated, discussed below.

      The Company's principal LaserCard market today involves high-security, counterfeit-resistant, tamper-resistant cards for "digital governance," defined as the utilization of digital information technology by a nation, state, region, municipality, agency, or institution. Within this market, the Company's largest customer for LaserCard products is the United States government, representing 55% of total revenues for fiscal year 2001 compared with 83% of total revenues for the fiscal 2002 third quarter and 77% of total revenues for the fiscal 2002 first nine months. These revenues are predominantly the result of two card programs--U.S. Immigration and Naturalization Service (INS) Permanent Resident Cards ("Green Cards") and U.S. Department of State (DOS) border crossing cards ("Laser Visas"). A non-government customer, VISX Incorporated, represented 26% of total revenues for fiscal year 2001 compared with 6% of total revenues for the fiscal 2002 third quarter and 9% of total revenues for the fiscal 2002 first nine months. VISX has indicated that its new, lower cost, laser eye-surgery equipment will not employ LaserCard drives for system activation, although its current LaserCard-equipped surgery systems will use the Company's optical memory cards. This change and a reduction in eye surgeries due to current economic conditions will have an adverse effect on the Company's revenue levels. Optical memory card digital governance programs that appear to be emerging in other countries include an electronic national identification card/social services card in Italy, building construction permit cards and children's healthcare cards in China, and state government motor-vehicle registration cards in India. The Company believes that market opportunities for optical memory cards also appear to include identification cards for Saudi Arabia, identification cards for Macedonia, and resident immigrant cards for Canada, as well as an expansion of current U.S. government ID card programs. In addition, the Company is continuing its efforts to develop new optical card read/write drives and read-only drives and software products.

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

      The Company believes that its proprietary optical memory card software provides a strong competitive advantage in developing the commercial market. The Company's system software consists of optical card interface software/device drivers, file systems, software development tools, demonstration software, and an application software program. To date, the Company's software development has been completed concurrent with the establishment of technological feasibility and, accordingly, all software development costs have been charged to research and development expense in the accompanying statements of income.

      Optical memory cards are used in conjunction with a card read/write drive, produced by the Company, that connects to a personal computer. The read/write drive is integrated as a PC logical drive and has drive-letter access in the same manner as floppy disk drives. The price, performance, and availability of read/write drives are factors in the commercialization of optical cards. During fiscal 2000, the Company established its own capabilities in read/write drive assembly and design in the United States. Previously, the Company purchased assembled drives from a licensee in Japan, Nippon Conlux Co., Ltd. ("Conlux"), which was a sole supplier of the drives. The Company completed the acquisition for cash of Conlux's read/write drive manufacturing facility (manufacturing tooling, equipment, etc.), transferred the facility to Mountain View, California, and is producing drives locally. Initially, the Company purchased sets of parts from Conlux for assembly in the United States, but now selects and qualifies vendors for the parts it purchases for read/write drives. With the read/write drive assembly and design now under the Company's direct control, lower cost drives, customer-optimized drive systems, and drive systems with advanced security features are expected to be developed. Prior to May 2001, the Company had been selling its read/write drives for just under three thousand dollars per unit, and these units generally include the Company's interface software/device drivers. The Company subsequently reduced the selling price for basic read/write drives by about 20% for typical purchase quantities, in an effort to increase the markets for optical cards.

      LICENSE FEE REVENUES. The Company had no license revenue for the third quarters of fiscal 2002 and 2001. For the fiscal 2002 first nine months, revenues from license fees were $1,076,000. This license revenue included $956,000 recognized on digital sound patent licenses and $119,000 earned on a license that allows a licensee in Italy to purchase parts kits from the Company and assemble read/write drives from the parts kits. For the fiscal 2001 first nine months, license revenue was $356,000, earned on the Italian license.

BACKLOG

      As of December 31, 2001, the backlog for LaserCard optical memory cards only (consisting of firm card orders and card-order releases under card supply contracts) was approximately $3.8 million. As of December 31, 2001, there was no existing backlog for read/write drives.

      On January 22, 2002, the Company received a $10.4 million purchase release for 3,250,000 million optical memory cards under its current U.S. government subcontract, calling for deliveries over an eight-month period. This LaserCard order calls for deliveries of 280,000 cards in the fiscal fourth quarter ending March 31, 2002. The fiscal fourth quarter is also expected to include shipments of 1,100,000 cards remaining from a September 20, 2001 order under the same government subcontract. Under the January 2002 card order, shipments during the first and second quarters of fiscal 2003 are scheduled at the rate of 1,485,000 cards per quarter.

      Of the $3.8 million backlog at December 31, 2001, about 92% was for INS Green Cards and DOS Laser Visa cards to be supplied under a U.S. government subcontract for the purchase of optical memory cards. Under this five-year subcontract with an authorized maximum of $81 million, the Company expects to supply up to 24 million LaserCard optical memory cards at an average selling price of about $3.23 per card. Announced by the Company on June 7, 2000, this subcontract was received by the Company under a competitive bid, government procurement contract through a LaserCard VAR that is the U.S. government prime contractor. The subcontract states that the U.S. government anticipates placing orders in units of at least one million optical memory cards per order, and it provides for an initial one-year contract period and four additional one-year contract options. Of the 24 million card maximum, approximately 9 million cards (which includes the 3.25 million card order received on January 22, 2002) have been ordered thus far under the June 2000 subcontract. Shipments commenced in September 2000. As of December 31, 2001, 4.7 million cards have been shipped, of which 1.2 million were shipped during the fiscal 2002 third quarter. Including this subcontract and an earlier subcontract, the Company has shipped a total of more than 12 million Green Cards and Laser Visa cards since 1997.

GROSS PROFIT

      OPTICAL MEMORY CARDS. The Company continues to depend on gross profit generated from optical memory card sales. Gross profit on optical memory card sales was about $2.6 million for the fiscal 2002 third quarter and $6.5 million for the fiscal 2002 first nine months compared with $2.4 million for the fiscal 2001 third quarter and $6.4 million for the fiscal 2001 first nine months. For the third quarter of fiscal 2002, gross profit was reduced by about $300,000 due to lower production levels, as the Company was selling inventory previously produced. The increase in gross profit for the fiscal 2002 first nine months was mainly due to higher sales volume. Optical memory card gross profit and margins can vary based on average selling price, sales and production volume, mix of card types, production efficiency and yields, and changes in fixed costs.

      READ/WRITE DRIVES. For the fiscal 2002 third quarter, gross profit on read/write drive sales decreased by about $260,000, to a negative gross profit of about $200,000 compared with a gross profit of about $60,000 for the fiscal 2001 third quarter. For the fiscal 2002 first nine months, gross profit on read/write drive sales decreased by about $1,015,000, to a negative gross profit of about $500,000 compared with a gross profit of about $515,000 for the fiscal 2001 first nine months. The decrease for both periods was due to lower sales volume and lower selling prices for drives. In May 2001, the Company reduced the selling prices of its basic read/write drives by 20% for typical sales quantities, in an effort to increase certain markets for optical memory cards. This reduced gross profit on read/write drive sales in fiscal 2002, and increased the level of sales required to achieve gross profits on read/write drive sales. Currently, the Company's priority is to increase the number of read/write drives in the marketplace rather than maximizing per-unit gross profit on read/write drives. The Company has no plans to further lower read/write drive prices for the current model.

      In order to obtain favorable pricing, purchases of read/write drive parts are made in quantities that exceed the historical annual sales rate. Therefore, based upon last year's sales quantity, the Company has more than one-year's supply of read/write drive parts on hand. The Company purchases read/write drive parts for its anticipated read/write drive demand and takes into consideration the order-to-delivery lead times of vendors and the economic purchase order quantity for such parts. At December 31, 2001, read/write drive parts and finished goods inventory totaled $3.4 million compared with $2.2 million at March 31, 2001. During the remainder of fiscal 2002, the Company will receive an additional $250,000 in read/write drive parts that are now on order. Including about 635 drives in finished goods inventory, approximately 900 read/write drives of the current design can be assembled from this inventory. In addition, approximately 1,500 read/write drives of a new design under development could be assembled with the additional purchase of about $400,000 in unique parts. The Company believes there is a market for basic and upgraded read/write drives to support and expand optical card sales and, based on current proposals in process, that the read/write drive inventory on hand at December 31, 2001, including parts to be received, will be ordered by customers within the next 12 months. If these anticipated orders do not materialize, the Company may need to write-down the value of its inventory for any potential excess quantities. During the fiscal 2002 first nine months, the Company sold an average of 70 read/write drives per quarter. The Company believes that sales of about 475 read/write drives per quarter would be necessary to achieve a gross profit on read/write drive sales at current selling prices and costs. The Company believes that the read/write drive inventory as of December 31, 2001 is reflected at its net realizable value. In addition, since lower cost read/write drive designs may become available from the Company before the existing parts are utilized, a portion of this inventory may be deemed obsolete and would require an inventory write-down. However, it is anticipated that the introduction of any new read/write drive would be timed to minimize this risk. In addition, the Company is investing in research and engineering in an effort to develop new read/write drive products, as discussed below.

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

INCOME AND EXPENSES

      SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES (SG&A). SG&A expenses were $1,289,000 for the fiscal 2002 third quarter compared with $993,000 for the fiscal 2001 third quarter. For the fiscal 2002 first nine months, SG&A expenses were $3,653,000 compared with $3,031,000 for the fiscal 2001 first nine months. The increase for fiscal 2002 compared with fiscal 2001 was mainly due to increased compensation expenses, travel and promotion expenditures, and occupancy costs. The Company believes that SG&A expenses for fiscal 2002 will remain above fiscal 2001 levels, mainly due to increases in marketing expenses and other general increases.

      RESEARCH AND ENGINEERING EXPENSES (R&E). The Company is continuing its efforts to develop new optical memory card read/write drives and read-only drives and software products in order to provide new products that can stimulate sales growth. The Company anticipates that these R&E efforts will result in lower cost drives, customer-optimized drive systems, and drive systems with advanced security features. R&E expenses were $894,000 for the fiscal 2002 third quarter compared with $564,000 for the fiscal 2001 third quarter. For the fiscal 2002 first nine months, R&E expenses were $2,253,000 compared with $1,599,000 for the fiscal 2001 first nine months. The increase in R&E spending for the fiscal 2002 first nine months consists of a $545,000 increase in read/write drive manufacturing engineering and product development and a $109,000 increase in optical card-related research and engineering. The Company anticipates that R&E expenses will continue to increase during fiscal 2002, primarily due to optical memory card read/write drive development efforts.

      OTHER INCOME. Total other income for the fiscal 2002 third quarter consisted of $88,000 of interest income compared with $177,000 of interest income for the fiscal 2001 third quarter. Total other income for the first nine months of fiscal 2002 consisted of $299,000 of interest income compared with $439,000 of interest income for the first nine months of fiscal 2001. The decreases for both periods are due to a decline in interest rates.

      PRETAX PROFIT. Pretax profit for the fiscal 2002 third quarter decreased by $1,105,000 compared with the fiscal 2001 third quarter due to the $184,000 reduction in product gross profit, a $626,000 increase in expenses, and a $206,000 decrease in license revenue. Pretax profit for the fiscal 2002 first nine months decreased by about $1,944,000 compared with the fiscal 2001 first nine months due to the $1,036,000 reduction in product gross profit and a $1,276,000 increase in expenses, offset by a $508,000 increase in license revenue. Pretax profit for the first nine months of fiscal 2002 was $1,448,000 and license revenues were $1,076,000 for the same period.

      INCOME TAXES. The Company has a valuation allowance which reduces its deferred tax asset. The Company believes that, more likely than not, at least a portion of this income tax asset will be realized and, therefore, has reduced the valuation allowance against it. For the fiscal 2002 third quarter, the Company recorded an income tax benefit of $438,000 versus a $398,000 income tax benefit for the fiscal 2001 third quarter. For the first nine months of fiscal 2002, the Company recorded an income tax benefit of $1,080,000 compared with $1,487,000 for last year's first nine months. The Company anticipates that after fiscal 2002, ending March 31, 2002, it will have realized all prior tax benefits for income statement purposes.

      There are temporary differences between when certain items are included in book income and when the same items are included on income tax returns. Therefore, tax payments or credits often occur in different periods than when an income tax expense or benefit is included in the statement of operations. For income tax purposes, the Company estimates that as these temporary differences are realized on the tax return, future federal tax cash payments could be reduced by about $12 million.

                         LIQUIDITY AND CAPITAL RESOURCES

      As of December 31, 2001, the Company had cash, cash equivalents, and short-term investments of $15,770,000, a current ratio of 5.4 to 1, and no long-term debt.

      Net cash provided by operating activities was $2,415,000 for the fiscal 2002 first nine months compared with $4,832,000 for the fiscal 2001 first nine months. The major categories comprising this increase are:


                                                                      Nine Months Ended
                                                                         December 31,
                                                                      2000           2001
                                                                     -----           ----
    Earnings before taxes, depreciation, and amortization......   $  4,615        $ 2,599
    Tax payments...............................................       (278)          (124)
    Decrease in accounts receivable............................        576            147
    Increase in inventories....................................       (202)          (660)
    Increase in advance payments from customers
       and deferred revenue....................................        131            460
    Other .....................................................        (10)            (7)
                                                                  --------        -------
                                                                  $  4,832        $ 2,415
                                                                  ========        =======

      The Company believes that the estimated level of revenues over the next 12 months will be sufficient to generate cash from operations over the next 12 months. Operating cash flow could be negatively impacted to a significant degree if both of the Company's largest U.S. government programs were to be delayed, canceled, or not extended and not be replaced by other card orders or other sources of income, or if increases in product revenues or licenses do not keep pace with increased marketing and R&E expenditures.

      The Company has not established a line of credit and has no current plans to do so. The Company may negotiate a line of credit if and when it becomes appropriate, although no assurance can be made that such financing would be available on favorable terms or at all, if needed.

      As a result of the $2,528,000 net income recorded for the fiscal 2002 first nine months, the Company's accumulated deficit was reduced to $7,261,000. Stockholders' equity increased to $31,964,000 as a result of the net income recorded and $3.1 million in additions to equity, mainly due to stock option exercises.

      Net cash used for investing activities was $2,650,000 for the fiscal 2002 first nine months compared with $5,940,000 used for investing activities for the fiscal 2001 first nine months. These amounts include changes in the maturity of liquid investments, purchases of property and equipment (discussed below) of $1,083,000 for the fiscal 2002 first nine months and $1,757,000 for the fiscal 2001 first nine months, and increases in patents and other intangibles of $81,000 for the fiscal 2002 first nine months and $336,000 for the fiscal 2001 first nine months. The difference relates to less cash used to purchase short-term investments, property, and equipment and less cash used for patent legal costs.

      The Company considers all highly liquid investments, consisting primarily of commercial paper, taxable notes, and U.S. government bonds, with original maturities of three months or less, to be cash equivalents. All investments with original maturities of more than three months but not more than one year, are classified as short-term investments. Management determines the appropriate classification of debt and equity securities at the time of purchase and reevaluates the classification of investments as of each balance sheet date. As of December 31, 2001, the Company had $6,873,000 classified as short-term investments, compared with $5,387,000 at March 31, 2001, and all marketable securities were classified as held-to-maturity. Cash plus short-term investments were $15,770,000 at December 31, 2001, as compared with $11,608,000 at March 31, 2001.

      For optical memory card production, the Company added capital equipment and leasehold improvements of approximately $695,000 during the first nine months of fiscal 2002 compared with approximately $1,150,000 during the first nine months of fiscal 2001. Depending on card type, the Company's card production capacity is approximately 7 to 9 million cards per year and is expected to reach a capacity of approximately 11 million cards per year by May 30, 2002. The Company plans to purchase additional production equipment in a series of steps as optical memory card orders expand to justify production capacity increases, to a rate of up to 25 million cards per year. In addition to investment used for expansion, the Company expects to make additional capital expenditures for cost savings, quality improvements, and other purposes. The Company believes that during the next few years, capital expenditures could be a minimum of $3 million per year for card production equipment and automatic inspection equipment to support growth of optical memory card production. On December 3, 2001, the Company announced that it raised optical memory card shipment estimates to 8 to 10 million cards for fiscal year 2003, which begins on April 1, 2002, compared to an estimated 5.3 million cards for fiscal 2002.

      In connection with read/write drive manufacturing and design, the Company added capital equipment and leasehold improvements of approximately $385,000 during fiscal 2002 first nine months compared with $600,000 during the fiscal 2001 first nine months. The Company expects that additional capital investments will be made during the remainder of fiscal 2002.

      Net cash provided by financing activities was $2,911,000 for the fiscal 2002 first nine months compared with $145,000 used for financing activities for the fiscal 2001 first nine months. Financing activities consisted of proceeds on sales of common stock through the Company's stock-option and stock-purchase plans and cash used for purchases of common stock under a stock repurchase program, discussed below. Sales of common stock through stock plans were in the amounts of $3,086,000 for the fiscal 2002 first nine months and $1,220,000 for the fiscal 2001 first nine months.

      During fiscal 2001, the Company commenced a share repurchase program under which up to 200,000 shares of common stock could be purchased by the Company from time to time in Nasdaq Stock Market transactions in an aggregate amount not exceeding $3 million. During the first nine months of fiscal 2002, the Company used cash of $175,000 for this purpose versus $1,365,000 used in fiscal 2001. As of June 30, 2001, the Company had completed this program.

      There were no debt financing activities for the first nine months of fiscal 2002 or 2001.

ITEM 3.  MARKET RATE RISKS

      INTEREST RATE RISK. There were no material changes during the third quarter of fiscal 2002 to the Company's exposure to market risk for changes in interest rates.

      FOREIGN CURRENCY EXCHANGE RATE RISK. There were no material changes during the third quarter of fiscal 2002 to the Company's foreign currency exchange rate risk.

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

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

                                     DREXLER TECHNOLOGY CORPORATION (Registrant)



Date: February 8, 2002               /s/ Jerome  Drexler
                                     -------------------------------------------
                                     Jerome Drexler, Chairman of the Board of
                                     Directors and Chief Executive Officer
                                     (Principal Executive Officer)


Date: February 8, 2002               /s/ Steven G. Larson
                                     -------------------------------------------
                                     Steven G. Larson, Vice President of Finance
                                     and Treasurer (Principal Financial Officer
                                     and Principal Accounting Officer)