Form 10-K/A
period 2001-03-31
DREXLER TECHNOLOGY CORP
filed 2002-05-17
CIK 30140

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A

                                   (Restated)
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                    For the Fiscal Year Ended March 31, 2001




                        Commission File Number: 000-6377

                         DREXLER TECHNOLOGY CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

       Delaware                                                 77-0176309
-------------------------                                -----------------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                             Identification No.)

1077 Independence Avenue, Mountain View, CA                     94043-1601
-------------------------------------------              -----------------------
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

          Number of outstanding shares of Common Stock, $.01 par value, at June 25, 2001: 9,812,627

      THE ANNUAL MEETING OF STOCKHOLDERS OF DREXLER TECHNOLOGY CORPORATION
                      WILL BE HELD ON SEPTEMBER 21, 2001.

                    DOCUMENTS INCORPORATED BY REFERENCE: NONE

                                Introductory Note

      The purpose of this Annual Report on Form 10-K/A is to restate fiscal 1998 through 2001 consolidated financial statements for Drexler Technology Corporation ("Company"). The Company filed a Form 8-K on May 15, 2002 which contains a press release issued on May 14, 2002. The press release contains information relating to the Company's intention to restate these financial statements.

      In connection with the Company's audit for the fiscal year ended March 31, 2002, the Company and its newly appointed independent public accountants conducted an internal review of revenue recognition practices that were being followed as they related to a government subcontract. This review resulted in accounting adjustments arising from changes in the timing of revenue recognition of LaserCard(R) optical memory card shipments into and out of a secure, government-funded vault built for the government on Company premises to comply with security regulations under the subcontract. In the past, the Company recognized revenue upon deliveries to the vault since the customer takes title to the cards, assumes all risks of ownership, is obligated to remit payment for the cards at that time, and has no rights of return except for product defects. In the restated financial statements, revenue is recognized upon shipment of cards from the vault to the customer since the Company had not been provided with a fixed schedule, notification, or plan for shipments out of the government vault by its customer. The Company has restated previously issued results for fiscal years 1998 through 2001 to reflect these adjustments in the timing of revenue recognition. As a result of the restatement, revenue for fiscal 1998, fiscal 1999, and fiscal 2000 declined, while revenue for fiscal 2001 increased.

      This Annual Report on Form 10-K/A amends the financial information contained in Items 1, 6, 7, and 8 of the Company's Annual Report on Form 10-K previously filed for the fiscal year 2001 ended March 31, 2001. Although the original Form 10-K contained financial statements for fiscal years ended March 31, 1999 through March 31, 2001 only, this Annual Report on Form 10-K/A contains restated financial statements for the fiscal years ended March 31, 1998 through March 31, 2001.

      This Annual Report on Form 10-K/A only reflects the effects of the restatement and does not otherwise reflect events occurring after the filing of the original Annual Report on Form 10-K or otherwise modify or update those disclosures.


                                      1-A

                                                        TABLE OF CONTENTS

                                                                                                                              Page
                                                                                                                              ----

                                                             PART I
Item 1.    Business
               Forward-Looking Statements.................................................................................     3
               General Development of Business............................................................................     3
               Narrative Description of Business..........................................................................     4
                  LaserCard(R) Optical Memory Cards
                     Optical Data Storage.................................................................................     4
                     The Drexon(R)Laser Recording Medium..................................................................     4
                     LaserCard Applications...............................................................................     5
                     Reading and Writing the LaserCard....................................................................     6
                     Data Storage Capacity................................................................................     6
                     Prerecording.........................................................................................     6
                     Card Durability......................................................................................     7
                     Card Security........................................................................................     7
                     International Standards..............................................................................     8
                  LaserCard(R) Products
                     Card Manufacture.....................................................................................     9
                     Product Evolution....................................................................................     9
                     LaserCard Marketing..................................................................................     9
                     Software.............................................................................................    10
                     Read/Write Drives, Workstations, and Peripheral Equipment............................................    11
                  Competition
                     IC Cards.............................................................................................    13
                     Other Card Products..................................................................................    13
                     Other Optical Memory Cards and Equipment.............................................................    13
                  Licenses
                     Card Manufacturing Licenses..........................................................................    14
                     Card Distribution Licenses and Other Licenses........................................................    14
                  Other Matters
                     Research and Engineering Expenses....................................................................    15
                     Patents..............................................................................................    15
                     Trademarks...........................................................................................    16
                     Employees............................................................................................    16
                     Backlog..............................................................................................    16
                     Financial Information About Geographic Areas.........................................................    16
                  Factors that May Influence Future Operating Results.....................................................    16
Item 2.    Properties.....................................................................................................    19
Item 3.    Legal Proceedings..............................................................................................    19
Item 4.    Submission of Matters to a Vote of Security Holders............................................................    19

                                                             PART II

Item 5.    Market for the Registrant's Common Stock and Related Stockholder Matters.......................................    20
Item 6.    Selected Financial Data........................................................................................    21
Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations..........................    22
Item 7A.   Market Rate Risks..............................................................................................    27
Item 8.    Consolidated Financial Statements and Supplementary Data
               Report of Independent Public Accountants...................................................................    28
               Consolidated Financial Statements..........................................................................    29
               Notes to Consolidated Financial Statements.................................................................    33
               Quarterly Financial Information (Unaudited)................................................................    40
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...........................    41

                                                            PART III

Item 10.   Directors and Executive Officers of the Registrant.............................................................    41
Item 11.   Executive Compensation.........................................................................................    42
Item 12.   Security Ownership of Certain Beneficial Owners and Management.................................................    44
Item 13.   Certain Relationships and Related Transactions.................................................................    45

                                                             PART IV

Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K...............................................    46
           Signatures.....................................................................................................    49

                                     PART I
                                     ------

ITEM 1. BUSINESS

     FORWARD-LOOKING STATEMENTS. WHEN USED IN THIS REPORT, THE WORDS "EXPECTS," "ANTICIPATES," "ESTIMATES," "PLANS," "BELIEVES," AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. THESE ARE STATEMENTS THAT RELATE TO FUTURE PERIODS AND INCLUDE STATEMENTS AS TO THE FEATURES, BENEFITS, AND AVAILABILITY OF CURRENT AND FUTURE PRODUCTS; THE COMPANY'S PLANS RELATING TO PRODUCT DEVELOPMENT AND RESEARCH AND DEVELOPMENT EFFORTS; EXPECTATIONS REGARDING MARKET GROWTH AND PRODUCT DEMAND, INCLUDING THE DEMAND FOR THE COMPANY'S CARDS IN LASER EYE-SURGERY SYSTEMS AND THE EXPECTED EMERGENCE OF OPPORTUNITIES FOR THE COMPANY'S PRODUCTS IN VARIOUS MARKETS DOMESTICALLY AND INTERNATIONALLY, INCLUDING IN ITALY, INDIA, CHINA, TURKEY, CANADA, AND SAUDI ARABIA; EXPECTED BENEFITS OF THE COMPANY'S DIRECT CONTROL OF THE READ/WRITE MANUFACTURING FACILITY, INCLUDING LOWER COST DRIVES, CUSTOMER-OPTIMIZED DRIVE SYSTEMS, AND DRIVE SYSTEMS WITH ADVANCED SECURITY FEATURES; THE ADEQUACY OF INVENTORY; ANTICIPATED ORDERS FROM THE COMPANY'S U.S. GOVERNMENT SUBCONTRACT; EXPECTATIONS REGARDING REVENUES, MARGINS, EXPENSES, CAPITAL RESOURCES, CAPITAL EXPENDITURES, AND THE COMPANY'S DEFERRED TAX ASSET AND VALUATION ALLOWANCE; THE EFFECTS OF READ/WRITE DRIVE PRICES ON GROSS PROFITS FROM READ/WRITE DRIVE SALES; THE COMPANY'S STRATEGY WITH REGARD TO PROTECTING ITS PROPRIETARY TECHNOLOGY; THE COMPANY'S EXPECTATIONS REGARDING THE COMPETITIVE ADVANTAGES OF ITS PRODUCTS AND SERVICES; AND THE COMPANY'S PLANS AND EXPECTATIONS REGARDING THE GROWTH OF ITS MANUFACTURING CAPACITY AND EXPECTED CARD YIELDS THEREFROM. FORWARD-LOOKING STATEMENTS ARE SUBJECT TO RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE PROJECTED. THESE RISKS AND UNCERTAINTIES INCLUDE, BUT ARE NOT LIMITED TO, THOSE RISKS DISCUSSED BELOW, AS WELL AS RISKS RELATING TO THE COMPANY'S ABILITY TO DEVELOP AND MAINTAIN RELATIONSHIPS WITH VARS AND LICENSEES, RISKS ASSOCIATED WITH DOING BUSINESS IN AND WITH FOREIGN COUNTRIES, THE UNPREDICTABILITY OF CUSTOMER DEMAND FOR PRODUCTS, MANUFACTURING DIFFICULTIES AND COMPLICATIONS ASSOCIATED WITH INCREASING MANUFACTURING CAPACITY, RELIANCE ON SINGLE SOURCE AND LIMITED SOURCE SUPPLIERS FOR COMPONENTS AND RAW MATERIALS, CUSTOMER CONCENTRATION, LENGTHY SALES CYCLES, COSTS AND UNCERTAINTIES ASSOCIATED WITH PROTECTION OF INTELLECTUAL PROPERTY, THE IMPACT OF ALTERNATIVE TECHNOLOGIES AND COMPETITIVE PRODUCTS; AND THE RISKS SET FORTH BELOW IN THE SECTION ENTITLED "FACTORS THAT MAY AFFECT RESULTS." THESE FORWARD-LOOKING STATEMENTS SPEAK ONLY AS OF THE DATE HEREOF. THE COMPANY EXPRESSLY DISCLAIMS ANY OBLIGATION OR UNDERTAKING TO RELEASE PUBLICLY ANY UPDATES OR REVISIONS TO ANY FORWARD-LOOKING STATEMENTS CONTAINED HEREIN TO REFLECT ANY CHANGE IN THE COMPANY'S EXPECTATIONS WITH REGARD THERETO OR ANY CHANGE IN EVENTS, CONDITIONS, OR CIRCUMSTANCES ON WHICH ANY SUCH STATEMENT IS BASED.

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

     The LaserCard optical memory card is an updatable, laser recordable, computer readable, nonvolatile, credit-card sized, data storage card--invented, patented, developed, and manufactured by the Company. It contains a reflective stripe of laser-recording material called Drexon(R), a patented Company invention. Along with its ability to record, update, and store up to 4 megabytes of digital data, this unique card offers multiple data-security features, can be carried in a wallet, and is highly resistant to counterfeiting. This makes the LaserCard ideal for portable, recordable, secure, cumulative data storage.

     The Company's LaserCard product line currently consists of optical memory cards, optical card read/write drives, optical card data systems, chip-ready hybrid Smart/Optical(TM) cards, and related system software and peripherals. The Company's products are sold mainly through value-added reseller (VAR) companies and card-distribution licensees that develop commercial applications for LaserCard products. Target markets are domestic and foreign government programs, identification cards, and medical, transportation, pay-per-use, and electronic commerce applications, among others. Company revenues also include fees from the occasional sale of patent licenses or card distribution licenses.

     Originally a supplier of photomasks to the semiconductor industry, the Company gradually transitioned its business into optical memory cards over a number of years of research, product development, production engineering, marketing, and licensing. After several years of moderate-sized orders, the breakthrough order for LaserCard optical memory cards came in February 1997 in the form of a $7.1 million order for Permanent Resident Cards (Green Cards) to be issued by the United States Immigration and Naturalization Service (INS). This initial order was followed by a series of card orders for INS Green Cards and U.S. Department of State "Laser Visa" border crossing cards: a $6.4 million order in December 1997, a $3 million order in November 1998, a $7.5 million order in May 1999, a $6.8 million order in December 1999, and a U.S. government subcontract awarded in June 2000, with an authorized maximum of $81 million for up to 24 million cards over a period of up to five years. Under this latest subcontract, 160,000 cards have been shipped as of March 31, 2001. In all, approximately 8 million U.S. and Mexican residents have received the Company's optical memory cards since 1997, in the form of either Green Cards or Laser Visas. This population of North American LaserCard holders is growing at a rate of about 300,000 per month.

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

     For the fiscal year ended March 31, 2001, the Company manufactured and sold approximately 5.9 million LaserCard optical memory cards. The Company's multi-million card manufacturing plant, located in Mountain View, California, is designed to permit expansion of production capacity in steps, up to 25 million cards per year, depending upon card type and color-printing specifications. Please see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," regarding current card production capacity.

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

LASERCARD(R) APPLICATIONS

     To date, the most successful LaserCard programs involve "digital governance," meaning counterfeit- and tamper-resistant licenses or permits employing the LaserCard as proof that the cardholder has a formal permission, privilege, or right from a government, agency, or company. The card-issuing government, agency, or company would use the LaserCard optical memory card to limit and control access to these very valuable rights because the LaserCard inhibits counterfeiting and data tampering.

     A government-issued license is a formal permission, privilege, or right from a federal, state, city, or foreign government or agency, such as in the following current and nascent optical card programs:

     o The current U.S. Green Card, or Permanent Resident Card, made by the Company and issued by the INS, permits approved foreign individuals to reside and be employed in the United States.

     o The current Laser Visa border-crossing card, made by the Company and issued by the United States Department of State, permits Mexican citizens to shop in the United States (within 25 miles of the U.S. border) for up to 72 hours.

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

     A company-issued license is a formal permission or right related to a commercial application, for example:

     o In a current application, VISX, Incorporated employs pay-per-use VisionKey(R) cards with its LaserCard-equipped eye-surgery equipment, to initiate vision correction surgical procedures.

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

     The resulting data storage capacities are 2.86 megabytes of "user" capacity for the standard 4.1 megabyte LaserCard and 1.1 megabytes of "user" capacity for the 1.5 megabyte LaserCard. The 16-millimeter stripe LaserCard with 1.1 megabytes of user capacity can be employed in conjunction with a microcontroller/microprocessor chip to create a PC-like, hybrid smart card, which the Company calls a Smart/Optical(TM) card.

     The amount of information that can be stored on the LaserCard varies depending upon the type of digital file, file compression algorithm, formatting parameters, and data encoding sector size. Typically, a 4.1 megabyte LaserCard can store more than 1,200 digital text pages or 200 scanned text pages. If the LaserCard is used in a transaction-based application (payment cards, access cards) over 35,000 transactions could be recorded.

     The 4.1 megabyte LaserCard has several hundred times the storage capacity of an 8 kilobyte integrated circuit (IC) smart card and over 10,000 times the capacity of a magnetic-stripe card.

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

CARD SECURITY

     The level of data security used with the LaserCard would depend upon the type of application. Storing automobile maintenance records requires little or no data security. However, very high security features are required for government-issued ID cards, visas, immigrant work permits, company-issued licenses or permits, and for the protection of confidential information such as medical records and other personal data. The LaserCard's relatively high storage capacity accommodates the use of multiple, nonerasable, security safeguards in addition to holding all of the user data and an audit trail. These security measures include eye readable and computer readable security features to enhance data security, confidentiality, and resistance to counterfeiting and data tampering.

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

LASERCARD(R)PRODUCTS

CARD MANUFACTURE

     LaserCard optical memory cards are manufactured by the Company in Mountain View, California. The optical memory card manufacturing plant is designed to permit step-by-step expansion of production capacity, depending upon type of card and color-printing requirements. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" regarding card production capacity. The Company produced and recognized revenue on approximately 5.9 million cards in fiscal 2001, 4 million cards in fiscal 2000, and 2.8 million cards in fiscal 1999. The Company also produces additional quantities of cards for distribution at trade shows as marketing samples.

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

     During fiscal 2001, the Company sold LaserCard products or provided services to approximately 40 customers located in nine states and 20 foreign countries. Due to the Company's large U.S. government and commercial orders during the past three fiscal years, sales of the Company's LaserCard products in the U.S. were 85% of net sales for fiscal 2001, 97% of net sales for fiscal 2000, and 92% of net sales for fiscal 1999. However, the Company believes that international markets will be an important source of product sales and license revenue in the future. Substantially all foreign product sales have been made through VARs and licensee/distributors.

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

     o Pay-per-use LaserCard "tickets" for scheduling, queuing, setting time limits, and maintaining a time-and-date log of utilization of an item--such as equipment, machinery, facilities, or systems, where the users pay the lessor or licensor only when the item is actually utilized (minutes, hours, days, weeks).

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

     WINDOWS 3.X/DOS DEVICE DRIVER SOFTWARE. A device driver is system software that translates operating system commands so that the optical card read/write drive emulates an erasable drive. LaserCard device drivers save VARs and customers considerable custom-software development time because existing application software can be modified for LaserCard applications.

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

     Competitive product factors include system/card portability, interoperability, price-performance ratio of cards and associated equipment, durability/environmental tolerance, and card security. Although the Company believes its cards offer key technological and security advantages, the current price of optical card read/write drives is a competitive disadvantage to the Company in some markets because alternative technologies typically have lower priced drives. In addition, in countries where the telecommunications infrastructure is extensive and low cost, centralized databases and wide-area networks may limit the penetration of optical cards. These trends toward Internet, intranet, and remote wireless networks will preclude some potential applications for the Company's cards but, on the other hand, may create market opportunities in other areas such as information security and card personalization via the Internet.

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

     IC card prices and performance vary widely. The IC card uses a much lower cost read/write drive than is used with an optical card, whereas a typical smart card containing an 8-kilobyte IC and a microprocessor is higher priced than the Company's 4.1 megabyte optical memory card. Because of their low-priced read/write drive, IC cards containing an 8-kilobyte IC and a microprocessor are particularly competitive in systems using one-card per read/write drive and in the markets for financial-transaction and telephone systems. The IC card was invented five years before the LaserCard and has a greater installed base outside the U.S. Low-storage capacity IC cards are currently used as telephone cards and point-of-sale cards, particularly in Europe. Low-storage capacity cards for telephones and for bank debit/cash card systems are not markets for the Company's cards. However, for multi-function applications, the Company currently offers "chip ready" optical cards to which an IC can be added, creating a PC-like, hybrid smart card, called a Smart/Optical(TM) card.

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

     In the past, a number of firms have disclosed the development of alternative optical cards, including Asahi Chemical, Polaroid, Sony, and Toppan Printing. However, the Company is not aware of any current optical memory card-related commercial activities by those firms. During the past several years, prerecorded read-only optical cards functioning with CD players have been used as high-data capacity, 1.2-millimeter thick, "business cards" containing promotional materials. On June 12, 2000, Philips, Sony, and Taiyo Yuden announced a customer-recordable version of these thick, rigid, promotional-data cards based upon the widely used CD-recordable format; however, they do not meet the ISO Standards for either credit cards or identification cards. Also in 2000, it became known that a small company is developing a high-data capacity, ultraviolet-laser recordable, read-only, optical memory card that would be read with a second laser operating in the visible or near-infrared wavelength.

LICENSES

     The Company has developed a portfolio of U.S. and foreign patents that have generated a total of over $40 million in license fee revenues through license agreements related to optical memory cards, equipment for using the cards, optical data storage, and other aspects of the Company's patents. The Company presently offers nonexclusive, royalty-bearing licenses for optical card read/write drive manufacture, for assembly of read/write drives from kits, and for optical card finishing using Company-supplied materials. Also offered are card distribution licenses to create distributors, in regions of the world, that can buy cards wholesale from the Company at prices lower than those charged to VARs.

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

CARD MANUFACTURING LICENSES

     Two $10 million, nonexclusive, royalty bearing, patent licenses have been sold by the Company for optical memory card manufacture--one in fiscal 1989 to Canon Inc., and one in fiscal 1991 to Optical Memory Card Business Corporation (OMCBC), a Japanese company formed by Dai Nippon Printing Co., Ltd. and three read/write drive equipment licensees of the Company. OMCBC is a competitive manufacturer of optical memory cards and an alternate, second-source supplier to the Company's customers for optical cards that are compatible with the Company's cards.

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

OTHER MATTERS

RESEARCH AND ENGINEERING EXPENSES

     Research and engineering expenses were $2,370,000 for fiscal 2001, $1,299,000 for fiscal 2000, and $456,000 for fiscal 1999. See Item 7,
"Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

BACKLOG

      As of March 31, 2001, the backlog for LaserCard optical memory cards totaled approximately $12 million, consisting of approximately $6.2 million in firm card orders under card supply contracts, and approximately $5.8 million in cards produced and delivered to a secure, government-funded vault (see discussion below). Of the $6.2 million amount, 77% is for U.S. government Green Cards or Laser Visas under a U.S. government subcontract for the purchase of optical memory cards. Of the $5.8 million amount, all are Green Cards or Laser Visas produced under this subcontract. Announced by the Company in June 2000, this subcontract has an authorized maximum of $81 million for up to 24 million cards over a period of up to five years. The subcontract was received by the Company through a LaserCard VAR that is a U.S. government prime contractor, under a competitively bid, government procurement contract. Under the subcontract, the Company will supply up to 24 million LaserCard optical memory cards at an average selling price of about $3.23 per card. The subcontract states that the U.S. government anticipates placing orders in units of at least one million optical memory cards per order. The subcontract provides for an initial one-year contract period and four additional one-year contract options. Deliveries commenced in September 2000, and 1.55 million cards have been delivered to the vault (see discussion below) as of March 31, 2001, under this subcontract.

      The Company's U.S. government subcontract requires delivery to a secure, government-funded vault built on Company premises. Deliveries are made into the vault on a fixed schedule specified by the prime contractor. At the time the cards are delivered to the vault, title to the cards transfers to the government, the prime contractor is invoiced, and payment is due according to normal trade payment terms. However, revenue is recognized when the cards are shipped from the vault to the government unless the Company receives a fixed schedule, notification, or plan for shipments out of the vault to the government, in which case revenue would be recognized upon delivery of the cards into the vault.

      As of March 31, 2001, the vault contained 1.8 million cards with a sales value of $5.8 million. The $5.8 million in sales value will be recorded as revenue and the associated costs will be recorded in cost of sales when the cards are shipped unless the Company receives a fixed schedule, notification, or plan for shipments out of the vault to the government, in which case revenue would be recognized upon delivery of the cards into the vault.

FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS

     Financial information about geographic areas is described in Note 4 to Item 8, "Consolidated Financial Statements and Supplementary Data."

FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

     DEPENDENCE ON LIMITED NUMBER OF CUSTOMERS. The Company depends on a limited number of customers, and the loss of these customers or significant reductions in their orders would cause its revenues to decline. The Company is heavily dependent on U.S. government orders for INS Green Cards and Department of State Laser Visa cards, representing 52% of the Company's fiscal 2001 revenues. These two programs provide the largest component of the Company's currently anticipated card production. The Company's estimate of U.S. government card deliveries depends upon the issuance of corresponding order releases by the government, which reserves the right to withhold releases, to reduce the quantities released, extend delivery dates, or reduce the rate at which cards are issued. Losses would occur if both of the Company's largest U.S. government programs were to be delayed, canceled, or not extended and not be replaced by other card orders or other sources of income, or if increases in product revenues or licenses do not keep pace with increased marketing and R&D expenditures. A non-government customer, VISX Incorporated, representing 22% of the Company's fiscal 2001 revenues, has indicated that its new, lower cost, laser eye-surgery equipment will not employ LaserCard drives for system activation, although its LaserCard-equipped surgery systems will use the Company's optical memory cards. This change and a reduction in eye surgeries due to current economic conditions will have an adverse effect on the Company's revenue levels.

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

     EXPANSION OF CARD MANUFACTURING CAPACITY. The Company has made and intends to continue to make significant capital expenditures to expand its card manufacturing capacity. There can be no assurance that the Company will be able to meet its maximum projected card manufacturing capacity, if and when customer orders reach that level. The Company could experience equipment, raw material, quality control, or other production problems under very high-volume production approaching 25 million cards per year. Since customer demand is difficult to predict, the Company may be unable to ramp up its production quickly enough to timely fill new customer orders. In addition, if the Company overestimates customer demand, it could incur significant costs relating to excess capacity. The Company purchases optical card raw materials for its anticipated optical card demand and takes into consideration the order-to-delivery lead times of vendors and the economic purchase order quantity for such raw materials. If the Company over-estimates customer demands, excess raw material inventory can result.

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

     PATENT PROTECTION. If the Company fails to protect its intellectual property rights, competitors may be able to use its technologies, which could weaken the Company's competitive position, reduce its revenues, or increase its costs. The Company relies on a combination of patent, trademark, and trade secret laws, confidentiality procedures, and licensing arrangements to establish and protect its proprietary rights. The Company's existing and future patents may not be sufficiently broad to protect its proprietary technologies. Despite the Company's efforts to protect proprietary rights, policing the unauthorized use of its products is difficult, and the Company cannot be certain that the steps it has taken will prevent the misappropriation or unauthorized use of the Company's technologies, particularly in foreign countries where the laws may not protect proprietary rights as fully as U.S. law. Any patents the Company may obtain may not be adequate to protect its proprietary rights. The Company's competitors may independently develop similar technology, duplicate the Company's products or design around any patents issued to the Company or other intellectual property rights. Litigation may be necessary to enforce the Company's intellectual property rights or to determine the validity or scope of the proprietary rights of others. This litigation could result in substantial costs and diversion of resources and may not ultimately be successful. The Company cannot predict whether the expiration or invalidation of its patents would result in the introduction of competitive products which would affect its future revenues adversely. Also see "Patents" in Item 1.

     COMPETITION. The markets for the Company's products are competitive, and if the Company is unable to compete successfully its revenues could decline or fail to grow. The Company's optical memory cards compete with optical memory cards made by a licensee and with other types of portable data storage cards and technologies used for the storage and transfer of digital information. These may include integrated circuit/chip cards; 2-dimensional bar code cards and symbology cards; magnetic-stripe cards; thick, rigid CD-read only cards or recordable cards; PC or PCMCIA cards; and small, digital devices such as data-storage keys, tokens, finger rings, and small cards and tags. The financial and marketing resources of some of the competing companies are greater than the Company's resources. Competitive product factors would include system/card portability, interoperability, price-performance ratio of cards and associated equipment, durability/environmental tolerance, and card security. Although the Company believes its cards offer key technological and security advantages, the current price of optical card read/write drives is a competitive disadvantage to the Company in some markets. In addition, in countries where the telecommunications infrastructure is extensive and low cost, centralized databases and wide-area networks may limit the penetration of optical cards. These trends toward Internet, intranet, and remote wireless networks will in some cases preclude potential applications for the Company's cards. Also see "Competition" in Item 1.

     HISTORICAL LOSSES. The Company has incurred net losses in the past, may incur losses in the future, and may not be able to generate sufficient net revenue in the future to achieve and sustain profitability. As of March 31, 2001, the Company had an accumulated deficit of $13,298,000. Although the Company operated profitably from fiscal 1999 through 2001, the Company has incurred significant losses in the past, including in fiscal 1997 and 1998. The Company is relying upon its optical card technology to generate future product revenues, earnings, and cash flow. If an alternative technology emerges or the Company is otherwise unable to compete, it may not be able to achieve and sustain profitability on a quarterly or annual basis. Losses would occur if both of the Company's largest U.S. government programs were to be delayed, canceled, or not extended and not replaced by other card orders or other sources of income, or if increases in product revenues or licenses do not keep pace with increased marketing, research and development, and capital expenditures.

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

     The Sony legal action has been settled by the parties, resulting in revenue to the Company. The Dolby legal action resulted in a settlement through a letter agreement which now is in the process of being implemented as a definitive agreement. Prior to the settlements, certain legal costs relating to these actions were capitalized by the Company and amortization began in fiscal year 1999. The net book value of the capitalized legal costs was written off against the proceeds of the Sony settlement payment during fiscal year 2001. The net settlement amount payable to the Company from both settlements totals approximately $2 million after deducting significant amounts related to contingency interests in the recovery amount, foreign withholding taxes, and the previously capitalized legal costs. About two-thirds of the net settlement amount was recorded as revenue in fiscal 2001, and the Company expects to record the balance in fiscal 2002. There will be no ongoing royalty payments resulting from any continuation of the alleged infringing activities of the defendants. The Company does not manufacture or market products for the motion picture industry.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the fourth quarter of fiscal 2001.

                                   PART II
                                   -------

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

                       Quarterly Stock Prices (Unaudited)
                       ----------------------------------

                              Fiscal Year 2000             Fiscal Year 2001
                              ----------------             ----------------
                        High Trade       Low Trade    High Trade       Low Trade
                        ----------       ---------    ----------       ---------

First Quarter........... $  11.94         $  8.94      $ 15.37          $ 9.62
Second Quarter..........     9.62            6.88        21.62           11.50
Third Quarter...........    10.75            6.50        25.00           10.81
Fourth Quarter..........    19.00            9.50        17.69           11.25

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

ITEM 6. SELECTED FINANCIAL DATA

     The following selected consolidated financial information for, and as of the end of, each of the years in the five-year period ended March 31, 2001, is derived from the consolidated financial statements of the Company. This financial data should be read in conjunction with the consolidated financial statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this report. As indicated in Note 8 to Item 8, "Consolidated Financial Statements and Supplementary Data," the Company restated its financial statements for fiscal 1998 through fiscal 2001 with respect to the timing of revenue recognition under a contract with the U.S. government.


                                                    DREXLER TECHNOLOGY CORPORATION

                                              FIVE-YEAR SUMMARY OF FINANCIAL INFORMATION
                                               Fiscal Years Ended March 31, 1997 - 2001
                                               (In thousands, except per share amounts)


OPERATIONS DATA                                                1997           1998           1999           2000           2001
                                                               ----           ----           ----           ----           ----
                                                                         (Restated)     (Restated)     (Restated)     (Restated)
   Revenues.............................................  $   3,529      $   6,161      $  12,577      $  15,443      $  24,906
   Cost of sales........................................      2,388          3,713          6,087          8,668         12,199
   Selling, general, and administrative expenses........      2,602          2,978          3,698          3,996          4,134
   Research and engineering expenses....................        938            435            456          1,299          2,370
   Other income (expense), net..........................         22             16            (44)             6             --
   Interest income, net.................................         42            138            312            382            612
                                                          ---------      ---------      ---------      ---------      ---------
   Income (loss) before income taxes....................     (2,335)          (811)         2,604          1,868          6,815
   Income tax provision (benefit).......................         --             68            128         (2,919)        (1,097)
                                                          ---------      ---------      ---------      ---------      ---------
   Net income (loss)....................................  $  (2,335)     $    (879)     $   2,476      $   4,787      $   7,912
                                                          =========      =========      =========      =========      =========
   Net income (loss) per share:
       Basic............................................  $    (.26)     $    (.09)     $     .25      $     .49      $     .80
                                                          =========      =========      =========      =========      =========
       Diluted..........................................  $    (.26)     $    (.09)     $     .25      $     .48      $     .76
                                                          =========      =========      =========      =========      =========

   Weighted average number of common
       and common equivalent shares:
       Basic............................................      9,006          9,391          9,748          9,812          9,897
       Diluted..........................................      9,006          9,391         10,007          9,935         10,446

BALANCE SHEET DATA
   Current assets.......................................  $   4,588      $   7,561      $  11,485      $  14,489      $  18,333
   Current liabilities..................................      3,030          4,249          5,973          8,305          7,324
   Total assets.........................................      7,089         11,248         16,566         24,362         30,137
   Long-term obligations................................         --             --             --             --             --
   Stockholders' equity.................................      4,059          6,999         10,593         16,057         22,813

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

RESTATEMENT OF RESULTS FOR FISCAL 1998 THROUGH FISCAL 2001

     In connection with the Company's audit for the fiscal year ended March 31, 2002, the Company and its newly appointed independent public accountants conducted an internal review of revenue recognition practices that were being followed as they related to a government subcontract. This review, as more fully described in the Company's Report on Form 8-K dated May 15, 2002, resulted in accounting adjustments arising from changes in the timing of revenue recognition of LaserCard(R) optical memory card shipments into and out of a secure, government-funded vault built for the government on Company premises to comply with security regulations under the subcontract. In the past, the Company recognized revenue upon deliveries to the vault since the customer takes title to the cards, assumes all risks of ownership, is obligated to remit payment for the cards at that time, and has no rights of return except for product defects. In the restated financial statements, revenue is recognized upon shipment of cards from the vault to the customer since the Company had not been provided with a fixed schedule, notification, or plan for shipments out of the government vault by its customer. The Company has restated previously issued results for fiscal years 1998 through 2001 to reflect these adjustments in the timing of revenue recognition. As a result of the restatement, the Company's consolidated stockholders' equity was reduced by $3,509,000 as of March 31, 2001, and revenue for fiscal 2001 increased, while revenue for fiscal 1998, fiscal 1999, and fiscal 2000 declined. Net revenue decreased for fiscal 1998 by $4,920,000; decreased for fiscal 1999 by $3,273,000; decreased for fiscal 2000 by $1,649,000; and increased for fiscal 2001 by $4,029,000. Net income decreased for fiscal 1998 by $2,710,000, or $0.28 per share; decreased for fiscal 1999 by $1,651,000 or $0.16 per share; decreased for fiscal 2000 by $573,000, or $.06 per share; and increased for fiscal 2001 by $1,425,000, or $0.14 per share.

RESULTS OF OPERATIONS--FISCAL 2001 COMPARED WITH FISCAL 2000 AND FISCAL 1999 (AS RESTATED)

Revenues

     The Company's total revenues for fiscal 2001 were $24,906,000 compared with $15,443,000 for fiscal 2000 and $12,577,000 for fiscal 1999.

     PRODUCT REVENUES. Sales of LaserCard(R) optical memory cards and related products totaled $22,690,000 for fiscal 2001 compared with $15,299,000 for fiscal 2000 and $11,829,000 for fiscal 1999. The increases in product revenues over these periods were due primarily to the sale of optical memory cards for two U.S. government card programs, as described below. For fiscal 2001, the Company sold LaserCard products or provided services to approximately 40 customers in nine states and 20 foreign countries. The Company's card shipments to all customers totaled approximately 5.9 million optical memory cards for fiscal 2001, 4 million cards for fiscal 2000, and 2.8 million cards for fiscal 1999.

     The Company's principal LaserCard market today involves high-security, counterfeit-resistant, tamper-resistant cards for "digital governance," defined as the utilization of digital information technology by a nation, state, region, municipality, agency, or institution. Within this market, the Company's largest customer for LaserCard optical memory cards is the United States government, representing 52% of the Company's fiscal 2001 revenues. These revenues are predominantly the result of two card programs--U.S. Immigration and Naturalization Service (INS) Permanent Resident Cards (Green Cards) and U.S. Department of State (DoS) border crossing cards (Laser Visas). A non-government customer, VISX Incorporated, representing 22% of the Company's fiscal 2001 revenues, has indicated that its new, lower cost, laser eye-surgery equipment will not employ LaserCard drives for system activation, although its LaserCard-equipped surgery systems will use the Company's optical memory cards. This change and a reduction in eye surgeries due to current economic conditions will have an adverse effect on the Company's revenue levels. Optical memory card digital governance programs that appear to be emerging in other countries include electronic national identification card/social services cards in Italy, building construction permit cards in China, motor-vehicle registration cards in several states in India, and import permit/import duty collection cards in Turkey. The Company believes that optical memory cards for resident immigrants in Canada and identification cards in Saudi Arabia are also market opportunities.

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

     Optical card-related software is an important factor in developing the commercial markets for optical memory cards. The Company's system software consists of optical card interface software/device drivers, file systems, software development tools, demonstration software, and an application software program. To date, the Company's software development has been completed concurrent with the establishment of technological feasibility and, accordingly, all software development costs have been charged to research and engineering expense in the accompanying statements of income.

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

     During fiscal 2000, the Company established its own capabilities in read/write drive assembly and design in the United States. Previously, the Company purchased assembled drives from a licensee in Japan, Nippon Conlux Co., Ltd. ("Conlux"), which was a sole supplier of the drives. The Company completed the acquisition for cash of Conlux's read/write drive manufacturing facility (manufacturing tooling, equipment, etc.), transferred the facility to Mountain View, California, and is producing drives locally. Initially, the Company purchased sets of parts from Conlux for assembly in the United States. Now, the Company is qualifying vendors for the parts it purchases for read/write drives. The creation of this read/write drive production capability reduced pretax profits for fiscal 2000 by about $1 million as a result of increased cost of sales and research and engineering expenses. Also, related capital investments totaled about $1 million as compared with fiscal 1999, and an investment in parts and subassembly inventory for the drives totaled about $2 million in fiscal 2000. With the read/write drive assembly and design now under the Company's direct control, lower cost drives, customer-optimized drive systems, and drive systems with advanced security features are expected to be developed.

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

Backlog

      As of March 31, 2001, the backlog for LaserCard optical memory cards totaled approximately $12 million, consisting of approximately $6.2 million in firm card orders under card supply contracts, and approximately $5.8 million in cards produced and delivered to a secure, government-funded vault (see discussion below). Of the $6.2 million amount, 77% is for U.S. government Green Cards or Laser Visas under a U.S. government subcontract for the purchase of optical memory cards. Of the $5.8 million amount, all are Green Cards or Laser Visas produced under this subcontract. Announced by the Company in June 2000, this subcontract has an authorized maximum of $81 million for up to 24 million cards over a period of up to five years. The subcontract was received by the Company through a LaserCard VAR that is a U.S. government prime contractor, under a competitively bid, government procurement contract. Under the subcontract, the Company will supply up to 24 million LaserCard optical memory cards at an average selling price of about $3.23 per card. The subcontract states that the U.S. government anticipates placing orders in units of at least one million optical memory cards per order. The subcontract provides for an initial one-year contract period and four additional one-year contract options. Deliveries commenced in September 2000, and 1.55 million cards have been delivered to the vault (see discussion below) as of March 31, 2001, under this subcontract.

      The Company's U.S. government subcontract requires delivery to a secure, government-funded vault built on Company premises. Deliveries are made into the vault on a fixed schedule specified by the prime contractor. At the time the cards are delivered to the vault, title to the cards transfers to the government, the prime contractor is invoiced, and payment is due according to normal trade payment terms. However, revenue is recognized when the cards are shipped from the vault to the government unless the Company receives a fixed schedule, notification, or plan for shipments out of the vault to the government, in which case revenue would be recognized upon delivery of the cards into the vault.

      As of March 31, 2001, the vault contained 1.8 million cards with a sales value of $5.8 million. The $5.8 million in sales value will be recorded as revenue and the associated costs will be recorded in cost of sales when the cards are shipped unless the Company receives a fixed schedule, notification, or plan for shipments out of the vault to the government, in which case revenue would be recognized upon delivery of the cards into the vault. The 1.8 million cards are owned by the U.S. government and are not included in inventory on the Company's consolidated balance sheets. The net of the revenue value of $5.8 million and the $2.65 million cost is recorded as deferred gross profit in the amount of $3.15 million on the consolidated balance sheets.

Margins

     The gross margin on product sales was 46% for fiscal 2001, 43% for fiscal 2000, and 49% for fiscal 1999.

     Gross profit on read/write drive sales increased by about $250,000 in fiscal 2001 as compared with fiscal 2000, due to higher sales volume. In May 2001, after the fiscal year end, the Company reduced the selling prices of its read/write drives by 20% for typical sales quantities. This will reduce gross profit on read/write drive sales in fiscal 2002 and increase the quantity of sales required to achieve gross profits on read/write drive sales. Currently, the Company's priority is on distributing read/write drives into the marketplace and not on maximizing per-unit gross profit on read/write drives. The Company continues to depend on gross profit generated from optical memory card sales. Gross profit on optical memory card sales increased by about $3,490,000 for fiscal 2001 compared with fiscal 2000, due mainly to the large increase in card shipments.

     For fiscal 2000 compared with fiscal 1999, read/write drive gross profit decreased by about $229,000 due to the following: (a) read/write drive selling prices were reduced to stimulate sales and (b) read/write drive costs increased due to the yen/dollar exchange rate and staffing and overhead costs for in-house production of read/write drives. Gross profit on cards increased approximately $1,240,000 for fiscal 2000 compared with fiscal 1999, due to higher card sales volume.

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

     INCOME TAXES. The Company recorded a $1,097,000 income tax benefit for fiscal 2001 versus a $2,919,000 income tax benefit for fiscal 2000 and a $128,000 income tax expense for fiscal 1999. The income tax benefit for fiscal 2001 included a credit of $1,671,000 due to the change in the federal deferred tax asset (discussed below), net of federal alternative minimum taxes, partially offset by $220,000 for state tax expense and $354,000 for foreign income taxes. The income tax benefit for fiscal 2000 included a credit of $3,023,000 due to the change in deferred tax asset, net of federal taxes, partially offset by $104,000 for state tax expense.

     The Company has a valuation allowance which reduces its deferred tax asset. The Company believes that, more likely than not, at least a portion of this income tax asset will be realized and, therefore, has reduced the valuation allowance against it. There are timing differences between when certain items are included in book income and when the same items are included on income tax returns. Therefore, tax payments or credits often occur in different periods than when an income tax expense or benefit is included in the statement of income. The Company analyzes its deferred tax assets with regard to potential realization. The Company has established a valuation allowance on a significant portion of the deferred tax assets based upon the uncertainty of their realization. The Company has considered estimated future taxable income and ongoing prudent and feasible tax planning strategies in assessing the amount of the valuation allowance.

LIQUIDITY AND CAPITAL RESOURCES (AS RESTATED)

     As of March 31, 2001, the Company had cash, cash equivalents, and short-term investments of $11,608,000, a current ratio of 2.5 to 1, and no long-term debt.

     Net cash provided by operating activities was $7,080,000 for fiscal 2001, $2,782,000 for fiscal 2000, and $4,292,000 for fiscal 1999. The major categories comprising these increases are:

                                                                                              Fiscal Year
                                                                                              -----------
                                                                                        (Restated-See Note 8)
                                                                                  1999           2000            2001
                                                                                  ----           ----            ----
       Earnings before taxes, depreciation, and amortization...............   $  3,491        $  3,087       $  9,264
       Increase (decrease) in deferred gross profit........................      1,651             955         (2,161)
       Tax payments........................................................        (88)            (94)          (320)
       Increase in inventory...............................................       (439)         (2,510)          (462)
       Increase (decrease) in advance payments from customers
          and deferred revenue.............................................       (427)          1,479            754
       Other ..............................................................        104            (135)             5
                                                                              --------        --------       --------
                                                                              $  4,292        $  2,782       $  7,080
                                                                              ========        ========       ========

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

     As a result of the $7,912,000 profit recorded for fiscal 2001, the Company's accumulated deficit was reduced to $13,298,000 and stockholders' equity increased to $22,813,000.

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

     The Company considers all highly liquid investments, consisting primarily of commercial paper with original maturities of three months or less, to be cash equivalents. All investments with original maturities of more than three months but less than one year, are classified as short-term investments. During fiscal 2000, the Company began investing in short-term investments, consisting primarily of commercial paper. Short-term investments in commercial paper, net of maturities, totaled $5,387,000 at March 31, 2001 compared with $5,403,000 at March 31, 2000. Cash plus short-term investments increased to $11,608,000 at March 31, 2001 compared with $8,221,000 at March 31, 2000.

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

     In connection with read/write drive manufacturing and design, the Company added capital equipment and leasehold improvements of approximately $665,000 during fiscal 2001 compared with $650,000 during fiscal 2000. The Company expects to make additional capital investments during fiscal 2002.

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

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (AS RESTATED)


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders of Drexler Technology Corporation:

     We have audited the accompanying consolidated balance sheets of Drexler Technology Corporation (a Delaware corporation) and subsidiaries as of March 31, 2000 and 2001, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended March 31, 2001 (as restated -- see Note 8.) These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Drexler Technology Corporation and subsidiaries as of March 31, 2000 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

     Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The Schedule II included in this Form 10-K/A is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                          /S/ARTHUR ANDERSEN LLP


San Jose, California
May 13, 2002


                                         DREXLER TECHNOLOGY CORPORATION AND SUBSIDIARIES

                                                   CONSOLIDATED BALANCE SHEETS
                                                     March 31, 2000 and 2001

                                       (In thousands, except share and per share amounts)


                                                                                                        (Restated - See Note 8)
                                                                                                          2000           2001
                                                                                                          ----           ----

                                                                ASSETS
Current assets:
   Cash and cash equivalents ......................................................................... $    2,818      $   6,221
   Short-term investments.............................................................................      5,403          5,387
   Accounts receivable, net of product return reserve of $500 in 2000 and $234 in 2001................      1,435          1,278
   Notes receivable...................................................................................        150             --
   Inventories .......................................................................................      4,419          4,881
   Other current assets...............................................................................        264            566
                                                                                                       ----------      ---------
      Total current assets ...........................................................................     14,489         18,333
                                                                                                       ----------      ---------
Property and equipment, at cost.......................................................................     17,122         19,310
   Less--accumulated depreciation and amortization ....................................................   (12,398)       (13,423)
                                                                                                       ----------      ---------
      Property and equipment, net.....................................................................      4,724          5,887

Patents and other intangibles, net....................................................................      2,124            878
Deferred tax asset, net...............................................................................      3,025          4,928
Other assets   .......................................................................................         --            111
                                                                                                       ----------      ---------
           Total assets............................................................................... $   24,362      $  30,137
                                                                                                       ==========      =========

                                                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable................................................................................... $      951      $   1,039
   Accrued payroll costs .............................................................................        367            439
   Deferred revenue...................................................................................        397            994
   Advance payments from customers...................................................................       1,118          1,275
   Deferred gross profit..............................................................................      5,316          3,155
   Other accrued liabilities..........................................................................        156            422
                                                                                                       ----------      ---------
      Total current liabilities.......................................................................      8,305          7,324
                                                                                                       ----------      ---------

Commitments and contingencies (Note 6) Stockholders' equity:
   Preferred stock, $.01 par value:
      Authorized--2,000,000 shares
      Issued--none.....................................................................................        --             --
   Common stock, $.01 par value:
      Authorized--30,000,000 shares
      Issued--9,864,103 shares at March 31, 2000 and 9,951,451 shares at March 31, 2001................        99             99
   Additional paid-in capital.........................................................................     37,168         37,852
   Less: 127,424 common stock treasury shares at March 31, 2001, at cost..............................         --         (1,840)
   Accumulated deficit................................................................................    (21,210)       (13,298)
                                                                                                       ----------      ---------
      Total stockholders' equity......................................................................     16,057         22,813
                                                                                                       ----------      ---------
           Total liabilities and stockholders' equity................................................. $   24,362      $  30,137
                                                                                                       ==========      =========

     The accompanying notes are an integral part of these consolidated financial statements.


                                 DREXLER TECHNOLOGY CORPORATION AND SUBSIDIARIES

                                        CONSOLIDATED STATEMENTS OF INCOME
                                Fiscal Years Ended March 31, 1999, 2000, and 2001
                                    (In thousands, except per share amounts)


                                                                                          (Restated - See Note 8)
                                                                              -----------------------------------------------
                                                                              1999                  2000                 2001
                                                                              ----                  ----                 ----
Revenues:
    Product sales.......................................................  $   11,829            $   15,299           $   22,690
    License and royalty revenue.........................................         748                   144                2,216
                                                                          ----------            ----------           ----------
         Total revenues.................................................      12,577                15,443               24,906
                                                                          ----------            ----------           ----------
Costs and expenses:
    Cost of sales.......................................................       6,087                 8,668               12,199
    Selling, general, and administrative expenses.......................       3,698                 3,996                4,134
    Research and engineering expenses...................................         456                 1,299                2,370
                                                                          ----------            ----------           ----------
         Total costs and expenses.......................................      10,241                13,963               18,703
                                                                          ----------            ----------           ----------

             Operating income...........................................       2,336                 1,480                6,203

Other income and expense:
    Other income (expense), net.........................................         (44)                    6                   --
    Interest income.....................................................         319                   383                  612
    Interest expense....................................................          (7)                   (1)                  --
                                                                          ----------            ----------           ----------
         Total other income, net........................................         268                   388                  612
                                                                          ----------            ----------           ----------

             Income before income taxes.................................       2,604                 1,868                6,815

Income tax provision (benefit)..........................................         128                (2,919)              (1,097)
                                                                          ----------            ----------           ----------

             Net income.................................................  $    2,476            $    4,787           $    7,912
                                                                          ==========            ==========           ==========
Net income per share:
             Basic .....................................................  $      .25            $      .49           $      .80
             Diluted....................................................  $      .25            $      .48           $      .76

Weighted average number of common
  and common equivalent shares:
             Basic......................................................       9,748                 9,812                9,897
             Diluted....................................................      10,007                 9,935               10,446

                       The accompanying notes are an integral part of these consolidated financial statements.


                                         DREXLER TECHNOLOGY CORPORATION AND SUBSIDIARIES

                                         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                        Fiscal Years Ended March 31, 1999, 2000, and 2001
                                              (In thousands, except share amounts)

                                                                                                         (Restated - See Note 8)
                                                                                                         -----------------------
                                                      Common Stock           Additional       Treasury    Accumulated
                                                  Shares       Amount      Paid-in Capital     Shares       Deficit       Total
                                                  ------       ------      ---------------     ------       -------       -----
Balance, March 31, 1998........................    9,641       $   96        $    35,330      $    --     $ (28,427)     $ 6,999
    Shares issued under stock option
       and stock purchase plans................      159            2              1,133           --            --        1,135
    Shares received for payment of
       stock options...........................       (6)          --                (21)          --           (39)         (60)
    Compensation related to
       stock plan activity.....................       --           --                 43           --            --           43
    Net income.................................       --           --                 --           --         2,476        2,476
                                                   -----       ------        -----------      -------     ---------      -------

Balance, March 31, 1999........................    9,794           98             36,485           --       (25,990)      10,593
    Shares issued under stock option
       and stock purchase plans................       72            1                521           --            --          522
    Shares received for payment of
       stock options...........................       (2)          --                 (6)          --            (7)         (13)
    Income tax benefit arising from
       stock option plan.......................       --           --                108           --            --          108
    Compensation related to
       stock plan activity.....................       --           --                 60           --            --           60
    Net income.................................       --           --                 --           --         4,787        4,787
                                                   -----       ------        -----------      -------     ---------      -------

Balance, March 31, 2000........................    9,864           99             37,168           --       (21,210)      16,057
    Shares purchased through an
       open market repurchase program..........       --           --                 --       (2,813)           --       (2,813)
    Shares issued under stock option
       and stock purchase plans................       87           --                513          973            --        1,486
    Income tax benefit arising from
       stock option plan.......................       --           --                100           --            --          100
    Compensation related to
       stock plan activity.....................       --           --                 71           --            --           71
    Net income.................................       --           --                 --           --         7,912        7,912
                                                   -----       ------        -----------      -------     ---------      -------

Balance, March 31, 2001........................    9,951       $   99        $    37,852      $(1,840)    $ (13,298)     $22,813
                                                   =====       ======        ===========      =======     =========      =======


                 The accompanying notes are an integral part of these consolidated financial statements.

                                 DREXLER TECHNOLOGY CORPORATION AND SUBSIDIARIES

                                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                Fiscal Years Ended March 31, 1999, 2000, and 2001
                                                 (In thousands)

                                                                                               (Restated - See Note 8)
                                                                                       ---------------------------------------
                                                                                       1999             2000              2001
                                                                                       ----             ----              ----
Cash flows from operating activities:
   Net income.....................................................................  $   2,476         $   4,787        $  7,912
   Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation and amortization..............................................        887             1,219           2,449
       Provision for doubtful accounts receivable.................................         14                44             (15)
       Provision for product return reserve.......................................         40               218              --
       Increase in deferred tax asset.............................................         --            (3,025)         (1,903)
       Compensation from stock plan activity......................................         43                60              71
       Tax benefit for stock option exercises.....................................         --               108             100

   Changes in operating assets and liabilities:
       (Increase) decrease in accounts receivable.................................        (70)             (636)            172
       (Increase) decrease in notes receivable....................................       (300)              150             150
       Increase in inventories....................................................       (439)           (2,510)           (462)
       (Increase) decrease in other assets........................................        (83)               35            (413)
       Increase (decrease) in accounts payable and accrued liabilities............        500              (102)            426
       Increase in deferred revenue...............................................         --               397             597
       Increase (decrease) in advance payments from customers.....................       (427)            1,082             157
       Increase (decrease) in deferred gross profit...............................      1,651               955          (2,161)
                                                                                    ---------         ---------        --------

           Net cash provided by operating activities..............................      4,292             2,782           7,080
                                                                                    ---------         ---------        --------

Cash flows from investing activities:
   Purchases of property and equipment............................................     (1,446)           (1,986)         (2,202)
   Investments in patents and other intangibles...................................       (685)           (1,150)           (164)
   Investments in commercial paper................................................         --            (5,403)        (18,938)
   Maturities of commercial paper.................................................         --                --          18,954
                                                                                    ---------         ---------        --------

           Net cash used for investing activities.................................     (2,131)           (8,539)         (2,350)
                                                                                    ---------         ---------        --------

Cash flows from financing activities:
   Proceeds from sale of common stock through stock plans.........................      1,075               509           1,486
   Cash used to purchase common stock through an open market
       repurchase program.........................................................         --                --          (2,813)
                                                                                    ---------         ---------        --------

           Net cash provided by (used for) financing activities...................      1,075               509          (1,327)
                                                                                    ---------         ---------        --------

           Net increase (decrease) in cash and cash equivalents...................      3,236            (5,248)          3,403

Cash and cash equivalents:
   Beginning of year..............................................................      4,830             8,066           2,818
                                                                                    ---------         ---------        --------
   End of year ...................................................................  $   8,066         $   2,818        $  6,221
                                                                                    =========         =========        ========

Supplemental disclosures--cash payments for the following items are:
   Income taxes...................................................................  $      88         $      94        $    320
                                                                                    =========         =========        ========
   Interest.......................................................................  $       7         $       1        $     --
                                                                                    =========         =========        ========

                  The accompanying notes are an integral part of these consolidated financial statements.

                 DREXLER TECHNOLOGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2001
                           (As Restated - See Note 8)

1.   Organization and Operations

     Drexler Technology Corporation and its wholly owned subsidiary, LaserCard Systems Corporation, (the "Company") develop, manufacture, and market optical data storage products used with personal computers for information recording, storage, and retrieval. The Company's customers are mainly value-added reseller
(VAR) companies, in the United States and other countries, that develop commercial applications for LaserCard(R) products. Target markets for these products include consumer, business, and government applications for portable, recordable, secure, unitary record cards. These applications include U.S. immigration "Green Cards," "Laser Visa" cards for border crossing, cargo manifests, access cards, healthcare record cards, and identification cards.

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

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

     INVENTORIES. Inventories are stated at the lower of cost or market, with cost determined on a first-in, first-out basis and market based on the lower of replacement cost or estimated realizable value. The components of inventories as of March 31 are (in thousands):

                                                    2000           2001
                                                    ----           ----
          Raw materials......................   $  2,851      $   2,954
          Work-in-process....................        658            552
          Finished goods.....................        745          1,267
          Systems and components
             held for resale.................        165            108
                                                --------      ---------
                                                $  4,419      $   4,881
                                                ========      =========

     PROPERTY AND EQUIPMENT. The components of property and equipment as of March 31 are (in thousands):

                                                   2000          2001
                                                   ----          ----
             Equipment and furniture........  $  15,024     $  16,823
             Leasehold improvements.........      2,098         2,487
                                              ---------     ---------
                                              $  17,122     $  19,310
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

     Gross patent expenditures capitalized and accumulated amortization as of March 31 are as follows (in thousands):

                                                 2000          2001
                                                 ----          ----
             Gross patent and other
                intangible expenditures.....  $   4,302     $   3,229
             Accumulated amortization.......     (2,178)        (2,351)
                                              ---------     ----------
                                              $   2,124     $      878
                                              =========     ==========

     The Company assesses the need to record impairment losses on long-lived assets used in operations when indicators of impairment are present. On an ongoing basis, the Company reviews the value and period of amortization or depreciation of long-lived assets. To date, the Company has not needed to record any impairment losses on long-lived assets.

     SOFTWARE DEVELOPMENT COSTS. In accordance with Statement of Financial Accounting Standards (SFAS) No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed," development costs incurred in the research and development of new software products are expensed as incurred until technological feasibility in the form of a working model has been established. To date, the Company's software development has been completed concurrent with the establishment of technological feasibility and, accordingly, all software development costs have been charged to research and engineering expense in the accompanying statements of income.

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

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition." SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. The Company adopted SAB 101 as required in the fourth quarter of fiscal 2001, and there was no material impact to the Company's financial statements as a result.

     License revenue, which consists of front-end license fees and long-term royalty payments, is recognized as revenue when realized. The cost of license revenue is not material and is included in selling, general, and administrative expenses.

     Fiscal 1999 license revenue included $200,000 from an agreement to provide technical information and $500,000 from the same party to complete the purchase of a nonexclusive license for optical card distribution, which grants the right to purchase such cards at favorable pricing. Fiscal 2000 license revenue included $119,000 realized from the sale of a license to assemble optical card read/write drives using parts kits supplied by the Company. Fiscal 2001 license revenue included $712,000 realized from the sale of a license to assemble optical card read/write drives, and $1,465,000 realized on the sale of a patent license. (See Note 6.)

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

     The reconciliation of the numerators and denominators of the basic and diluted earnings per share computation for fiscal years 1999, 2000, and 2001 is shown below (in thousands, except per share data):

                                                                                                Fiscal Year
                                                                                                -----------

                                                                                            (Restated-See Note 8)
                                                                                       1999          2000         2001
                                                                                       ----          ----         ----
Net income.........................................................................  $  2,476     $   4,787    $   7,912
                                                                                     ========     =========    =========

Basic earnings per share:
   Weighted average common shares outstanding......................................     9,748         9,812        9,897
                                                                                     --------     ---------    ---------
Basic earnings per share...........................................................  $    .25     $     .49    $     .80
                                                                                     ========     =========    =========

Diluted earnings per share:
   Weighted average common shares outstanding......................................     9,748         9,812        9,897
   Weighted average common stock option grants.....................................       259           123          549
                                                                                     --------     ---------    ---------
   Weighted average common shares and common stock equivalents outstanding.........    10,007         9,935       10,446
                                                                                     --------     --------     ---------

Diluted earnings per share.........................................................  $    .25     $     .48    $     .76
                                                                                     ========     =========    =========

     For the years ended March 31, 1999, 2000, and 2001, stock options to purchase 561,373, 1,196,841, and 321,400 shares, respectively, were excluded from the dilutive effect of stock options as such options were antidilutive.

4.   Major Customers and Export Sales

     Two customers each accounted for more than 10% of revenues during fiscal 1999, 2000, and 2001, as follows:

                                                       Fiscal Year
                                                       -----------
                                                 (Restated-See Note 8)
                                               1999    2000         2001
                                               ----    ----         ----
          Customer A.....................       64%     63%          62%
          Customer B.....................       26%     33%          22%

     Three customers comprised 96% of accounts receivable at March 31, 1999. Two United States customers comprised 98% of accounts receivable at March 31, 2000 and 96% of accounts receivable at March 31, 2001.

     Revenues by region are as follows (in thousands):

                                                Fiscal Year
                                                -----------
                                            (Restated-See Note 8)
                                        1999         2000        2001
                                        ----         ----        ----

          United States...........   $  11,552    $  15,037    $ 21,140
          Europe..................         803          223       1,408
          Asia ...................         168          128       2,299
          Rest of world...........          54           55          59
                                     ---------    ---------    --------
                                     $  12,577    $  15,443    $ 24,906
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

                                                   Fiscal Year
                                                   -----------
                                              (Restated-See Note 8)
                                          1999        2000       2001
                                          ----        ----       ----
        Risk-free interest rate......       5%          6%         5%
        Expected volatility..........      35%         50%        50%
        Weighted average fair
          values of option grants....   $ 4.04      $ 4.22     $ 8.58
        Pro forma net  income........   $  731      $3,002     $6,089
        Per share....................   $  .07      $  .30     $  .58

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

     The following table lists Stock Option Plan activity from March 31, 1998 through March 31, 2001:

                                                  Options         Weighted
                                                 Available       Outstanding           Average
                                                 for Grant         Options          Exercise Price           Per Share Price
                                                 ---------         -------          --------------           ---------------
Balance March 31, 1998..................          247,090         1,320,330           $    10.02          $ 4.563   -   $16.313
    Authorized..........................          480,000                --
    Granted ............................         (523,100)          523,100           $    12.19          $10.906   -   $15.563
    Exercised...........................               --          (146,500)          $     7.15          $ 6.438   -   $ 8.563
    Expired ............................           21,924           (21,924)          $    11.94          $ 6.938   -   $14.75
                                                ---------        ----------
Balance March 31, 1999..................          225,914          1,675,006          $    10.93          $ 4.563   -   $16.313
                                                ---------        ----------
    Authorized..........................          300,000                --
    Granted ............................         (313,450)          313,450           $     8.00          $ 6.969   -   $ 9.406
    Exercised...........................               --           (54,790)          $     7.71          $ 4.563   -   $12.625
    Expired ............................           25,456           (25,456)          $    10.96          $ 6.938   -   $15.25
                                                ---------        ----------
Balance March 31, 2000..................          237,920         1,908,210           $    10.54          $ 4.688   -   $16.313
                                                ---------        ----------
    Authorized..........................          300,000                --
    Granted ............................         (364,800)          364,800           $    15.73          $12.125   -   $18.344
    Exercised...........................               --          (141,810)          $     9.62          $ 5.570   -   $15.563
    Expired ............................          103,100          (103,100)          $    11.54          $ 6.969   -   $18.344
                                                ---------        ----------
Balance March 31, 2001..................          276,220         2,028,100           $    11.49          $ 4.688   -   $18.344
                                                =========        ==========

     The following table summarizes information about stock options outstanding at March 31, 2001:

                                           Options Outstanding                             Options Exercisable
                          --------------------------------------------------------  --------------------------------
                             Number          Weighted-Average         Weighted-         Number          Weighted-
       Range of           Outstanding            Remaining             Average        Exercisable        Average
   Exercise Prices         At 3/31/01        Contractual Life       Exercise Price     At 3/31/01     Exercise Price
   ---------------         ----------        ----------------       --------------     ----------     --------------
$ 4.688  -  $ 7.500           367,800            5.9 years               $ 6.92           200,400         $ 6.51
$ 8.563  -  $13.063         1,190,300            6.5 years               $11.10           782,015         $11.27
$14.750  -  $18.344           470,000            7.9 years               $16.03           130,200         $15.59
                            ---------                                                   ---------
          Totals            2,028,100                                                   1,112,615
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

     In July and December 1998, the Company filed complaints in the U.S. District Court for the Northern District of California for infringement of certain patents owned by the Company covering digital sound encoded on motion picture film. One complaint named as defendants Sony Corporation, provider of the SDDS digital sound system, and numerous producers, distributors, and exhibitors of motion pictures with SDDS soundtracks. The other complaint named as defendants Dolby Laboratories, Inc., provider of the Dolby Digital sound system, and numerous producers, distributors, and exhibitors of motion pictures with Dolby Digital soundtracks. Defensive counterclaims were filed by defendants in response to these complaints. The Sony legal action has been settled by the parties, resulting in revenue to the Company. The Dolby legal action resulted in a settlement through a letter agreement which now is in the process of being implemented as a definitive agreement. Prior to the settlements, certain legal costs relating to these actions were capitalized by the Company and amortization began in fiscal year 1999. The net book value of the capitalized legal costs was written off against the proceeds of the Sony settlement payment during fiscal year 2001. The net settlement amount payable to the Company from both settlements totals approximately $2 million after deducting significant amounts related to contingency interests in the recovery amount, foreign withholding taxes, and the previously capitalized legal costs. About two-thirds of the net settlement amount was recorded as revenue in fiscal 2001, and the Company expects to record the balance in fiscal 2002. There will be no ongoing royalty payments resulting from any continuation of the alleged infringing activities of the defendants.

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

7.   Income Taxes

     The provision for income taxes for fiscal 1999, 2000, and 2001 consists of the following (in thousands):

                                                   Fiscal Year
                                                   -----------
                                              (Restated-See Note 8)
                                          1999        2000        2001
                                          ----        ----        ----

        Current provision:
           Federal..................... $   94     $      37    $     136
           State.......................     34           104          220
           Foreign.....................     --            --          354
                                        ------     ---------    ---------
                                           128           141          710
                                        ------     ---------    ---------
        Deferred provision:
           Federal.....................     --        (3,060)      (1,807)
           State.......................     --            --           --
                                        ------     ---------    ---------
                                            --        (3,060)      (1,807)
                                        ------     ---------    ---------

        Provision for income taxes..... $  128     $  (2,919)   $  (1,097)
                                        ======     =========    =========

     The Company's effective tax rate differs from the statutory rate as follows:

                                                          Fiscal Year
                                                          -----------
                                                     (Restated-See Note 8)
                                                 1999        2000        2001
                                                 ----        ----        ----
        Tax rate reconciliation:
           Federal statutory rate..............   34%          34%         34%
           State tax, net of federal  benefit..    6%           6%          6%
        Utilization of net operating
           loss carryforwards..................  (40%)       (198%)       (58%)
        Alternative minimum taxes..............    5%           2%          2%
                                                -----       ------       -----
                                                   5%        (156%)        (16%)
                                                =====       ======       ======

     The major components of the net deferred tax asset as of March 31 are as follows (in thousands):

                                                                              1999          2000         2001
                                                                              ----          ----         ----
                                                                                    (Restated-See Note 8)
Net operating loss carryforwards:
   Federal................................................................  $ 12,845     $  11,900     $  10,106
   State..................................................................        73            --            --
Tax credits...............................................................     1,350         1,147           957
Reserves and accruals not currently deductible for tax purposes...........     2,223         2,691         2,175
Depreciation..............................................................       172           235           357
Capitalized patent costs..................................................      (521)         (714)         (221)
Other.....................................................................       (18)          (33)          (38)
                                                                            --------     ---------     ---------
   Total deferred tax asset...............................................    16,124        15,226        13,336
Valuation allowance, provision............................................   (12,783)       (8,755)       (4,589)
Valuation allowance, equity...............................................    (3,341)       (3,446)       (3,819)
                                                                            --------     ---------     ---------
Net deferred tax asset....................................................  $     --     $   3,025     $   4,928
                                                                            ========     =========     =========

     The Company has a valuation allowance which reduces its deferred tax asset. The Company believes that, more likely than not, at least a portion of this income tax asset will be realized and, therefore, has reduced the valuation allowance against it. There are timing differences between when certain items are included in book income and when the same items are included on income tax returns. Therefore, tax payments or credits often occur in different periods than when an income tax expense or benefit is included in the statement of income. The Company analyzes its deferred tax assets with regard to potential realization. The Company has established a valuation allowance on a significant portion of the deferred tax assets based upon the uncertainty of their realization. The Company has considered estimated future taxable income and ongoing prudent and feasible tax planning strategies in assessing the amount of the valuation allowance.

     The Company's federal net operating losses will expire at various dates from 2003 through 2012. The tax credit carryforwards will expire at various dates from 2002 through 2004, except for $413 in tax credits for alternative minimum taxes that have no expiration.

     The Company anticipates that since net operating loss carryforwards are utilized prior to the utilization of tax credits, no tax credits will be utilized during fiscal 2002 and approximately $366 of the tax credits will expire and be written off against the valuation reserve during fiscal 2002.

8.   Restatement of Financial Results

     In connection with the Company's audit for the fiscal year ended March 31, 2002, the Company and its newly appointed independent public accountants conducted an internal review of revenue recognition practices that were being followed as they related to a government subcontract. This review resulted in accounting adjustments arising from changes in the timing of revenue recognition of LaserCard(R) optical memory card shipments into and out of a secure, government-funded vault built for the government on Company premises to comply with security regulations under the subcontract. In the past, the Company recognized revenue upon deliveries to the vault since the customer takes title to the cards, assumes all risks of ownership, is obligated to remit payment for the cards at that time, and has no rights of return except for product defects. In the restated financial statements, revenue is recognized upon shipment of cards from the vault to the customer since the Company had not been provided with a fixed schedule, notification, or plan for shipments out of the government vault by its customer. The Company has restated previously issued results for fiscal years 1998 through 2001 to reflect these adjustments in the timing of revenue recognition. As a result of the restatement, the Company's consolidated stockholders' equity was reduced by $3,509,000 as of March 31, 2001, and revenue for fiscal 2001 increased, while revenue for fiscal 1998, fiscal 1999, and fiscal 2000 declined. Net revenue decreased for fiscal 1998 by $4,920,000; decreased for fiscal 1999 by $3,273,000; decreased for fiscal 2000 by $1,649,000; and increased for fiscal 2001 by $4,029,000. Net income decreased for fiscal 1998 by $2,710,000, or $0.28 per share; decreased for fiscal 1999 by $1,651,000 or $0.16 per share; decreased for fiscal 2000 by $573,000, or $.06 per share; and increased for fiscal 2001 by $1,425,000, or $0.14 per share.

      The statements of operations have been restated as follows:

                                             FISCAL 1998-2001 BY QUARTERS (UNAUDITED)
                                                           (Restated)
                                              (In thousands, except per share data)

                                  Fiscal 1998               Fiscal 1998              Fiscal 1998               Fiscal 1998
                                 First Quarter            Second Quarter            Third Quarter             Fourth Quarter
                              Three Months Ended        Three Months Ended        Three Months Ended        Three Months Ended
                                 June 30, 1997          September 30, 1997        December 31, 1997           March 31, 1998
                                 -------------          ------------------        -----------------           --------------
                                  As                        As                       As                        As
                               Reported    Restated      Reported     Restated    Reported     Restated     Reported      Restated
                               --------    --------      --------     --------    --------     --------     --------      --------
Net revenues                    $ 1,489     $ 1,135       $ 2,902     $ 1,581      $ 3,229      $ 1,492      $ 3,461      $ 1,953
Cost of sales                       892         697         1,613         957        1,709          940        1,709        1,119
Operating income (loss)           (162)       (321)           433       (232)          627        (341)          847         (71)
Net income (loss)                 (158)       (317)           460       (205)          676        (292)          853         (65)
Net income (loss) per share:
  Basic                           (.02)       (.03)           .05       (.02)          .07        (.03)          .09        (.01)
  Diluted                         (.02)       (.03)           .05       (.02)          .07        (.03)          .09        (.01)

                                  Fiscal 1999               Fiscal 1999              Fiscal 1999               Fiscal 1999
                                 First Quarter            Second Quarter            Third Quarter             Fourth Quarter
                              Three Months Ended        Three Months Ended        Three Months Ended        Three Months Ended
                                 June 30, 1998          September 30, 1998        December 31, 1998           March 31, 1999
                                 -------------          ------------------        -----------------           --------------
                                  As                        As                       As                        As
                               Reported    Restated      Reported     Restated    Reported     Restated     Reported      Restated
                               --------    --------      --------     --------    --------     --------     --------      --------
Net revenues                    $ 3,846     $ 2,104       $ 3,661     $ 1,980      $ 4,056      $ 3,693      $ 4,287      $ 4,800
Cost of sales                     1,965       1,240         1,727         969        1,982        1,738        2,035        2,140
Operating income (loss)             920        (97)           970          47        1,002          883        1,095        1,503
Net income (loss)                   975        (42)           993          70        1,003          884        1,156        1,564
Net income (loss) per share:
  Basic                             .10          --           .10         .01          .10          .09          .12          .16
  Diluted                           .10          --           .10         .01          .10          .09          .12          .16

                                      39-A

                                  Fiscal 2000               Fiscal 2000              Fiscal 2000               Fiscal 2000
                                 First Quarter            Second Quarter            Third Quarter             Fourth Quarter
                              Three Months Ended        Three Months Ended        Three Months Ended        Three Months Ended
                                 June 30, 1999          September 30, 1999        December 31, 1999           March 31, 2000
                                 -------------          ------------------        -----------------           --------------
                                  As                        As                       As                        As
                               Reported    Restated      Reported     Restated    Reported     Restated     Reported      Restated
                               --------    --------      --------     --------    --------     --------     --------      --------
Net revenues                    $ 3,741     $ 3,236       $ 4,252     $ 4,534      $ 4,321      $ 3,859      $ 4,778      $ 3,814
Cost of sales                     2,163       1,908         2,357       2,516        2,398        2,172        2,444        2,072
Operating income                    360         110           637         760          629          393          809          217
Income before taxes                 446         196           730         853          724          488          923          331
Income tax benefit                (399)       (306)         (657)     (1,334)        (654)        (763)        (827)        (516)
Net income                          845         502         1,387       2,187        1,378        1,251        1,750          847
Net income per share:
  Basic                             .09         .05           .14         .22          .14          .13          .18          .09
  Diluted                           .09         .05           .14         .22          .14          .13          .17          .08

                                  Fiscal 2001               Fiscal 2001              Fiscal 2001               Fiscal 2001
                                 First Quarter            Second Quarter            Third Quarter             Fourth Quarter
                              Three Months Ended        Three Months Ended        Three Months Ended        Three Months Ended
                                 June 30, 2000          September 30, 2000        December 31, 2000           March 31, 2001
                                 -------------          ------------------        -----------------           --------------
                                  As                        As                       As                        As
                               Reported    Restated      Reported     Restated    Reported     Restated     Reported      Restated
                               --------    --------      --------     --------    --------     --------     --------      --------

Net revenues                    $ 5,171     $ 5,436       $ 5,531     $ 5,955      $ 5,045      $ 5,764      $ 5,130      $ 7,751
Cost of sales                     3,014       3,180         2,872       3,066        2,278        2,575        2,167        3,378
Operating income                    700         799         1,043       1,273        1,210        1,632        1,089        2,499
Income before taxes                 812         911         1,193       1,423        1,387        1,809        1,262        2,672
Income tax expense (benefit)      (628)       (595)         (461)       (382)        (398)        (254)        (346)          134
Net income                        1,440       1,506         1,654       1,805        1,785        2,063        1,608        2,538
Net income per share:
  Basic                             .15         .15           .17         .18          .18          .21          .16          .26
  Diluted                           .14         .15           .16         .17          .17          .19          .16          .25

                                  Fiscal 1998               Fiscal 1999              Fiscal 2000               Fiscal 2001
                              Twelve Months Ended       Twelve Months Ended      Twelve Months Ended       Twelve Months Ended
                                March 31, 1998            March 31, 1999            March 31, 2000            March 31, 2001
                                --------------            --------------            --------------            --------------
                                  As                        As                       As                        As
                               Reported    Restated      Reported     Restated    Reported     Restated     Reported      Restated
                               --------    --------      --------     --------    --------     --------     --------      --------
Net revenues                   $ 11,081     $ 6,161      $ 15,850    $ 12,577     $ 17,092     $ 15,443     $ 20,877     $ 24,906
Cost of sales                     5,923       3,713         7,709       6,087        9,362        8,668       10,331       12,199
Income (loss) before taxes        1,899       (811)         4,255       2,604        2,823        1,868        4,654        6,815
Income tax expense (benefit)         68          68           128         128      (2,537)      (2,919)      (1,833)      (1,097)
Net income (loss)                 1,831       (879)         4,127       2,476        5,360        4,787        6,487        7,912
Net income (loss) per share:
  Basic                             .19       (.09)           .42         .25          .55          .49          .66          .80
  Diluted                           .19       (.09)           .41         .25          .54          .48          .62          .76

                                      39-B

9.   Subsequent Events

On August 31, 2001, the Company received payment and recognized license fee revenue in the amount of $765,000 from Dolby Laboratories, Inc., in settlement of the complaint filed by the Company in the U.S. District Court for the Northern District of California, for infringement of certain patents owned by the Company covering digital sound encoded on motion picture film. Under the terms of the settlement, each party was released from the claims asserted against it.










                                      39-C

                                         DREXLER TECHNOLOGY CORPORATION AND SUBSIDIARIES

                                          SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
                                            (In thousands, except per share amounts)
                                                      (Restated-See Note 8)


                                                        1st Quarter          2nd Quarter         3rd Quarter        4th Quarter
                                                        -----------          -----------         -----------        -----------
Fiscal 2000
   Product sales......................................   $   3,225            $   4,527           $  3,855           $   3,692
   License and royalty revenues.......................          11                    7                  4                 122
   Net revenues.......................................       3,236                4,534              3,859               3,814
   Cost of sales......................................       1,908                2,516              2,172               2,072
   Net income.........................................         502                2,187              1,251                 847
   Income per share:
       Basic..........................................   $     .05            $     .22           $    .13           $     .09
       Diluted........................................   $     .05            $     .22           $    .13           $     .08

Fiscal 2001
   Product sales......................................   $   5,254            $   5,775           $  5,558           $   6,103
   License and royalty revenues.......................         182                  180                206               1,648
   Net revenues.......................................       5,436                5,955              5,764               7,751
   Cost of sales......................................       3,180                3,066              2,575               3,378
   Net income.........................................       1,506                1,805              2,063               2,538
   Income  per share:
       Basic..........................................   $     .15            $     .18           $    .21           $     .26
       Diluted........................................   $     .15            $     .17           $    .19           $     .25

ITEM 9.  CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III
                                    --------

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

                                           SUMMARY COMPENSATION TABLE

                                                               Annual Compensation             Long-term Compensation
                                                               -------------------             ----------------------

                                           Fiscal                                               Securities Underlying
Name and Principal Position                 Year             Salary ($)           Bonus ($)       Option  Grants (#)
---------------------------                 ----             ----------           ---------       ------------------
Jerome Drexler                              2001              $235,622             $ 50,000                   --
  Chairman of the Board and                 2000              $250,786                   --                   --
  Chief Executive Officer                   1999              $179,168                   --               65,000

Richard M. Haddock                          2001              $255,029             $ 50,000               30,000
  President and                             2000              $244,476                   --                   --
  Chief Operating Officer                   1999              $191,931                   --               65,000

Christopher J. Dyball                       2001              $237,227             $ 50,000               30,000
  Executive Vice President; General         2000              $229,840                   --                   --
  Manager, Card Manufacturing               1999              $174,130                   --               65,000

Steven G. Larson                            2001              $207,234             $ 30,000               20,000
  Vice President of Finance                 2000              $180,682                   --                   --
  and Treasurer                             1999              $154,141                   --               65,000

STOCK OPTION GRANTS TO EXECUTIVE OFFICERS

     The following table sets forth the stock options granted to each of the Company's four executive officers under the Company's Stock Option Plan during the 2001 fiscal year ended March 31, 2001. The options become exercisable in installments of one-fourth (1/4) each after one, two, three, and four years from the date of grant.

                                         OPTION GRANTS IN LAST FISCAL YEAR
                                                 Individual  Grants
                            ----------------------------------------------------------
                             Number of          Percent of                                     Potential Realizable Value at
                             Securities       Total Options    Exercise                            Assumed Annual Rates of
                             Underlying         Granted to       Price      Expiration            Stock Price Appreciation
                              Options            Employees     ($/Share)       Date                  For Option Term (3)
        Name                 Granted(#)       in Fiscal Year      (1)           (2)               5% ($)           10% ($)
        ----                 ----------       --------------   ---------    ----------         ------------      -----------
    Jerome Drexler                 --                 --              --           --                  --               --
    Richard Haddock            30,000               8.22%       $16.6875      9/22/10            $314,840         $797,867
    Christopher Dyball         30,000               8.22%       $16.6875      9/22/10             314,840          797,867
    Steven Larson              20,000               5.48%       $16.6875      9/22/10             209,894          531,912

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

                                         AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                                                AND FISCAL YEAR-END OPTION VALUES

                             Shares                       Number of Securities
                            Acquired                      Underlying Unexercised              Value of Unexercised
                            Exercise       Value                Options at                   In-the-Money Options at
                               on         Realized          FISCAL YEAR-END (#)                FISCAL YEAR-END ($)(2)
         Name                  (#)         ($)(1)       Exercisable    Unexercisable       Exercisable     Unexercisable
         ----               --------       ------       -----------    -------------       -----------     -------------
   Jerome Drexler                 --      $    --         240,600               --         $   718,812        $      --
   Richard Haddock             3,300      $ 33,722        179,499           80,001         $   445,796        $  57,392
   Christopher Dyball          3,300      $ 33,722        159,366           88,334         $   355,371        $  71,474
   Steven Larson              10,000      $ 80,838        115,368           70,001         $   147,675        $  57,392

------------------
(1) Market value of underlying securities (based on the fair market value of the Company's common stock on The Nasdaq Stock Market(R)) at the time of their exercise, minus the exercise price.

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

                                                                         Number of Shares and                Percent
                        Name and Address                                 Nature of Ownership                of Class
                        ----------------                                 -------------------                --------
       Jerome Drexler, c/o Drexler Technology Corporation,                   1,166,848 (1)                   11.6%
        1077 Independence Avenue, Mountain View, CA 94043         Full dispositive and voting power

--------------------------
(1) Includes 240,600 shares purchasable by exercise of option within 60 days. Does not include 297,100 shares owned by Mr. Drexler's wife and 16,250 shares held by his wife as custodian, as to all of which shares Mr. Drexler disclaims any beneficial ownership. Includes 12,000 shares held by The Drexler Foundation, the assets of which are perpetually dedicated to charity. The power to vote and to dispose of the shares held by The Drexler Foundation is shared by the Foundation's directors, consisting of Mr. Drexler and his wife. Mr. Drexler disclaims beneficial ownership with respect to these shares.

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

               STOCK OWNERSHIP BY DIRECTORS AND EXECUTIVE OFFICERS


                                                       Common      Percentage
         Name                                        Shares (1)    of Class (2)
         ----                                        ----------    ------------

    Jerome Drexler                                  1,166,848(3)      11.6%
    Arthur H. Hausman                                  56,392(4)        .6%
    Dan Maydan                                         25,500(5)        .3%
    William E. McKenna                                 71,483(4)        .7%
    Walter F. Walker                                   35,750(6)        .4%
    Richard M. Haddock                                192,812(7)       1.9%
    Christopher J. Dyball                             174,530(8)       1.7%
    Steven G. Larson                                  123,523(9)       1.2%
    All executive officers and directors as a group 1,846,238(10)     17.4%
    (8 persons)
    ------------------------
(1) To the Company's knowledge, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws, where applicable, and the information contained in the footnotes to this table.

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

                                     PART IV
                                     -------

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

           10.2                Optical memory card manufacturing license        Exhibit 4 to Report on Form 8-K
                               with Canon Inc.                                  dated January 10, 1989

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

           10.4*               Stock Option Plan                                Exhibit 10.1 to Report on Form 10-Q
                                                                                for period ended September 30, 2000

           10.4.1*             Amendment to Stock Option Plan                   Exhibit 10.4.1 incorporated by reference
                                                                                to Fiscal 2001 Report on Form 10-K filed
                                                                                June 28, 2001

           10.5                Patent License Agreement with Nippon             Exhibit 10.6 to Report on Form 10-K
                               Conlux Co., Ltd.                                 for fiscal year ended March 31, 1999

           10.6                Subcontract with Information Spectrum Inc.       Exhibit 10.6 incorporated by reference
                               dated June 2, 2000                               to Fiscal 2001 Report on Form 10-K filed
                                                                                June 28, 2001

           21                  Subsidiaries                                     Exhibit 21 incorporated by reference to
                                                                                Fiscal 2001 Report on Form 10-K filed
                                                                                June 28, 2001

           23                  Consent of Independent Public Accountants        Filed herewith as page 51

           99.1                Registrant's Letter to the SEC                   Filed herewith as page 52

     --------------------
     *Indicates management contract or compensatory plan or arrangement.

(b)  Reports on Form 8-K

     The Company did not file any Reports on Form 8-K during the quarter ended March 31, 2001.

(c)  Exhibits

     Exhibits 23 and 99.1 are filed herewith.

(d)  Financial Statement Schedule

     Schedule II to the Company's Consolidated Financial Statements follows immediately.

                                                                     SCHEDULE II

                 DREXLER TECHNOLOGY CORPORATION AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS
           For the Fiscal Years Ended March 31, 1999, 2000, and 2001


                                    Balance at       Additions          Additions                    Balance
                                    Beginning       Charged to         Charged to                    at End
       Description                  of Period     Profit and Loss    Other Accounts    Deductions   of Period
       -----------                  ---------     ---------------    --------------    ----------   ---------
Fiscal 1999

    Product return reserve...       $ 260,000        $  40,000         $      --       $      --    $ 300,000
                                    =========        =========         =========       =========    =========

Fiscal 2000

    Product return reserve...       $ 300,000        $ 219,000         $      --       $  19,000    $ 500,000
                                    =========        =========         =========       =========    =========

Fiscal 2001

    Product return reserve...       $ 500,000        $      --         $      --       $ 266,000    $ 234,000
                                    =========        =========         =========       =========    =========

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

      Dated: May 16, 2002

                                    DREXLER TECHNOLOGY CORPORATION

                        By               /s/  Jerome Drexler
                          -----------------------------------------------------
                          Jerome  Drexler, Chairman and Chief Executive Officer

      KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Jerome Drexler and Steven G. Larson, and each of them, acting individually, as his attorney-in-fact, each with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Report on Form 10-K/A, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


           Signature                                  Title                                 Date
           ---------                                  -----                                 ----

/s/ Jerome Drexler                      Chairman of the Board of Directors              May 16, 2002
--------------------------------        and Chief Executive Officer
Jerome Drexler                          (Principal Executive Officer)


/s/ Steven G. Larson                    Vice President of Finance and Treasurer         May 16, 2002
--------------------------------        (Principal Financial Officer and
Steven G. Larson                        Principal Accounting Officer)


/s/ Richard M. Haddock                  President and Chief Operating Officer;          May 16, 2002
--------------------------------        Director
Richard M. Haddock


/s/ Christopher J. Dyball               Executive Vice President;                       May 16, 2002
--------------------------------        Director
Christopher J. Dyball


/s/ Arthur H. Hausman                   Director                                        May 16, 2002
--------------------------------
Arthur H. Hausman

                                        Director                                        May 16, 2002
--------------------------------
Dan Maydan


/s/ William E. Mckenna                  Director                                        May 16, 2002
--------------------------------
William E. McKenna


/s/ Walter F. Walker                    Director                                        May 16, 2002
--------------------------------
Walter F. Walker

                               INDEX TO EXHIBITS
                                  [ITEM 14(c)]

Exhibit
Number     Description
------     -----------

3.1 Amended and Restated Certificate of Incorporation; previously filed as Exhibit 3.1.1 to Report on Form 10-Q for period ended September 30, 2000, and incorporated herein by reference

3.2 Amended and Restated By-Laws as of September 22, 2000; previously filed as Exhibit 3.2.8 to Report on Form 10-Q for period ended September 30, 2000, and incorporated herein by reference

10.1 Building lease agreement with The Milla and Raymond Handley 1992 Trust (Marine Way); previously filed as Exhibit 10.1.6 to Report on Form 10-K for fiscal year ended March 31, 2000, and incorporated herein by reference

10.1.1 Building lease agreement with Renault & Handley Employees Investment Co. (Bayshore Parkway); previously filed as Exhibit 10.1 to Report on Form 10-Q for period ended September 30, 2000, and incorporated herein by reference

10.2 Optical memory card manufacturing license with Canon Inc.; previously filed as Exhibit 4 to Report on Form 8-K dated January 10, 1989, and incorporated herein by reference

10.3 Optical memory card manufacturing license with Optical Memory Card Business Corporation; previously filed as Exhibit 10.8 to Report on Form 10-K for fiscal year ended March 31, 1991, and incorporated herein by reference

10.4 Stock Option Plan; previously filed as Exhibit 10.1 to Report on Form 10-Q for period ended September 30, 2000, and incorporated herein by reference

10.4.1 Amendment to Stock Option Plan; incorporated by reference to the Company's Fiscal 2001 Report on Form 10-K filed June 28, 2001

10.5 Patent License Agreement with Nippon Conlux Co., Ltd.; previously filed as Exhibit 10.6 to Report on Form 10-K for fiscal year ended March 31, 1999, and incorporated herein by reference

10.6 Subcontract with Information Spectrum Inc. dated June 2, 2000; incorporated by reference to the Company's Fiscal 2001 Report on Form 10-K filed June 28, 2001

21 Subsidiaries; incorporated by reference to the Company's Fiscal 2001 Report on Form 10-K filed June 28, 2001

23         Consent of Independent Public Accountants; filed herewith as page 51

99.1       Registrant's Letter to the SEC; filed herewith as page 52