Form 10-Q/A
period 2001-06-30
DREXLER TECHNOLOGY CORP
filed 2002-05-29
CIK 30140

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q/A


                                   (Restated)
               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

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

                                Introductory Note

     The purpose of this Quarterly Report on Form 10-Q/A is to restate the condensed consolidated financial statements for Drexler Technology Corporation ("Company") for the fiscal 2002 first quarter ended June 30, 2001. The Company filed a Form 8-K on May 15, 2002 which contains a press release issued on May 14, 2002. The press release contains information relating to the Company's intention to restate these financial statements.

     In connection with the Company's audit for the fiscal year ended March 31, 2002, the Company and its newly appointed independent public accountants conducted an internal review of revenue recognition practices that were being followed as they related to a government subcontract. This review resulted in accounting adjustments arising from changes in the timing of revenue recognition of LaserCard(R) optical memory card shipments into and out of a secure, government-funded vault built for the government on Company premises to comply with security regulations under the subcontract. In the past, the Company recognized revenue upon deliveries to the vault since the customer takes title to the cards, assumes all risks of ownership, is obligated to remit payment for the cards at that time, and has no rights of return except for product defects. In the restated financial statements, revenue is recognized upon shipment of cards from the vault to the customer since the Company had not been provided with a fixed schedule, notification, or plan for shipments out of the vault to the government. The Company has restated previously issued results for fiscal years 1998 through 2001 and the first nine months of fiscal 2002 to reflect these adjustments in the timing of revenue recognition. As a result of the restatement, revenue for fiscal 1998, fiscal 1999, and fiscal 2000 declined, while revenue for fiscal 2001 and the first nine months of fiscal 2002 increased.

     This Quarterly Report on Form 10-Q/A amends the financial information contained in Items 1 and 2 of the Company's Quarterly Report on Form 10-Q previously filed for the three months ended June 30, 2000 and 2001.

     This Quarterly Report on Form 10-Q/A only reflects the effects of the restatement and does not otherwise reflect events occurring after the filing of the original Quarterly Report on Form 10-Q or otherwise modify or update those disclosures.

                                      1-A

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

     It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto for the year ended March 31, 2001, included in the Company's Form 10-K/A Annual Report.

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

                                                                  Three Months Ended
                                                                        June 30,
                                                                 2000             2001
                                                                 ----             ----
                                                                       (Restated)
Net income...................................................  $ 1,506           $ 1,134
                                                               =======           =======
Basic earnings per share:
    Weighted average common shares outstanding...............    9,872             9,820
                                                               -------           -------
Basic earnings per share.....................................  $   .15           $   .12
                                                               =======           =======
Diluted earnings per share:
    Weighted average common shares outstanding...............    9,872             9,820
    Weighted average common shares from
       stock option grants...................................      364               315
                                                               -------           -------
    Weighted average common shares and common
       stock equivalents outstanding.........................   10,236            10,135
                                                               -------           -------
Diluted earnings per share...................................  $   .15           $   .11
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


                                 DREXLER TECHNOLOGY CORPORATION AND SUBSIDIARIES
                                      CONDENSED CONSOLIDATED BALANCE SHEETS
                               (In thousands, except share and per share amounts)
                                                   (Restated)

                                                                                                  March 31,          June 30,
                                                                                                     2001              2001
                                                                                                     ----              ----
                                                                                                                    (Unaudited)

                                                     ASSETS
Current assets:
    Cash and cash equivalents ................................................................  $    6,221          $    9,842
    Short-term investments....................................................................       5,387               1,484
    Accounts receivable, net .................................................................       1,278                 568
    Inventories ..............................................................................       4,881               5,338
    Other current assets......................................................................         566                 665
                                                                                                ----------          ----------
       Total current assets ..................................................................      18,333              17,897
                                                                                                ----------          ----------

Property and equipment, at cost...............................................................      19,310              19,679
    Less--accumulated depreciation and amortization ...........................................    (13,423)            (13,685)
                                                                                                ----------          ----------
       Property and equipment, net............................................................       5,887               5,994
                                                                                                ----------          ----------

Patents and other intangibles, net............................................................         878                 819
Deferred tax asset, net.......................................................................       4,928               5,755
Other assets   ...............................................................................         111                  64
                                                                                                ----------          ----------

            Total assets......................................................................  $   30,137          $   30,529
                                                                                                ==========          ==========

                                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable..........................................................................  $    1,039          $    1,163
    Accrued payroll costs ....................................................................         439                 488
    Deferred revenue..........................................................................         994                 875
    Advance payments from customers...........................................................       1,275                 966
    Other accrued liabilities.................................................................         422                 289
    Deferred gross profit.....................................................................       3,155               2,965
                                                                                                ----------          ----------

       Total current liabilities..............................................................       7,324               6,746
                                                                                                ----------          ----------

Stockholders' equity:
    Preferred stock, $.01 par value:
       Authorized--2,000,000 shares
       Issued--none...........................................................................          --                  --
    Common stock, $.01 par value:
       Authorized--30,000,000 shares
       Issued-- 9,951,451 shares at March 31, 2001 and
            9,951,451 shares at June 30, 2001.................................................          99                  99
    Additional paid-in capital................................................................      37,852              37,841
    Less--common stock treasury shares, at cost: 127,424 shares at March 31, 2001
       and 138,824 shares at June 30, 2001....................................................      (1,840)             (1,993)
    Accumulated deficit.......................................................................     (13,298)            (12,164)
                                                                                                ----------          ----------

       Total stockholders' equity.............................................................      22,813              23,783
                                                                                                ----------          ----------
            Total liabilities and stockholders' equity........................................  $   30,137          $   30,529
                                                                                                ==========          ==========

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                                                               4


                                 DREXLER TECHNOLOGY CORPORATION AND SUBSIDIARIES
                                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                                   (UNAUDITED)
                                     (In thousands, except per share amounts)
                                                   (Restated)


                                                                                         Three Months Ended
                                                                                              June 30,
                                                                                    2000                   2001
                                                                                    ----                   ----
Revenues:
    Product sales   ............................................................  $  5,254               $   3,952
    License and royalty revenue.................................................       182                     311
                                                                                  --------               ---------
       Total revenues...........................................................     5,436                   4,263
                                                                                  --------               ---------

Costs and expenses:
    Cost of sales...............................................................     3,180                   2,253
    Selling, general, and administrative expenses...............................     1,028                   1,194
    Research and engineering expenses...........................................       429                     623
                                                                                  --------               ---------
       Total costs and expenses.................................................     4,637                   4,070
                                                                                  --------               ---------

           Operating income.....................................................       799                     193

Other income:
    Interest income.............................................................       112                     116
                                                                                  --------               ---------
       Total other income.......................................................       112                     116
                                                                                  --------               ---------

           Income before income taxes...........................................       911                     309

Income tax benefit..............................................................      (595)                   (825)
                                                                                  --------               ---------

           Net income...........................................................  $  1,506               $   1,134
                                                                                  ========               =========
Net income per share:
           Basic ...............................................................  $    .15               $     .12
           Diluted..............................................................  $    .15               $     .11

Weighted average number of common
    and common equivalent shares:
           Basic................................................................     9,872                   9,820
           Diluted..............................................................    10,236                  10,135


     The accompanying notes are an integral part of these condensed consolidated financial statements.


                                         DREXLER TECHNOLOGY CORPORATION AND SUBSIDIARIES
                                         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                           (UNAUDITED)
                                                         (In thousands)
                                                           (Restated)


                                                                                                             Three Months Ended
                                                                                                                   June 30,
                                                                                                             2000           2001
                                                                                                             ----           ----
Cash flows from operating activities:
   Net income..........................................................................................   $  1,506        $  1,134
   Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation and amortization...................................................................        395             375
       Provision for doubtful accounts receivable......................................................        (17)              5
       Increase in deferred tax asset..................................................................       (719)           (827)

   Changes in operating assets and liabilities:
       Decrease in accounts receivable.................................................................        248             705
       (Increase) decrease in inventories..............................................................         93            (457)
       Increase in other assets........................................................................        (42)            (52)
       Increase (decrease) in accounts payable and accrued liabilities.................................       (100)             40
       Decrease in deferred revenue....................................................................       (178)           (119)
       Increase (decrease) in advance payments from customers..........................................         32            (309)
       Decrease in deferred gross profit...............................................................        (99)           (190)
                                                                                                          --------        --------

            Net cash provided by operating activities..................................................      1,119             305
                                                                                                          --------        --------

Cash flows from investing activities:
   Purchases of property and equipment, net............................................................       (430)           (393)
   Investment in patents and other intangibles.........................................................       (130)            (30)
   Cash used for purchases of short-term investments...................................................     (5,297)         (1,484)
   Proceeds from maturities of short-term investments..................................................      4,182           5,387
                                                                                                          --------        --------

            Net cash provided by (used for) investing activities.......................................     (1,675)          3,480
                                                                                                          --------        --------

Cash flows from financing activities:
       Proceeds from sale of common stock through stock plans..........................................        115              11
       Cash used to purchase common stock through an open market repurchase program....................         --            (175)
                                                                                                          --------        --------

            Net cash provided by (used for) financing activities.......................................        115            (164)
                                                                                                          --------        --------

            Net increase (decrease) in cash and cash equivalents.......................................       (441)          3,621

Cash and cash equivalents:
   Beginning of period.................................................................................      2,818           6,221
                                                                                                          --------        --------
   End of period  .....................................................................................   $  2,377        $  9,842
                                                                                                          ========        ========

     The accompanying notes are an integral part of these condensed consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

     When used in this discussion, the words "expects," "anticipates," "believes," "estimates" and similar expressions are intended to identify forward-looking statements. These statements, which include statements as to expected benefits of the Company's direct control of the read/write drive manufacturing facility, including lower cost drives, customer-optimized drive systems, and drive systems with advanced security features; the adequacy of inventory; anticipated orders from the Company's U.S. government subcontract; expectations regarding revenues, margins, expenses, capital resources, capital expenditures, and the Company's deferred tax asset and valuation allowance; the effects of read/write drive prices on gross profits from read/write sales; the Company's plans and expectations regarding the growth of its manufacturing capacity and expected card yields therefrom; and expectations regarding market growth and product demand, including the demand for the Company's cards in laser eye-surgery systems and the expected emergence of opportunities for the Company's products in Italy, India, China, Turkey, and Saudi Arabia are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to those risks discussed below, as well as risks relating to the Company's reliance on VARs and licensees, risks associated with doing business in and with foreign countries, the unpredictability of customer demand for products, manufacturing difficulties and complications associated with increasing manufacturing capacity, reliance on single source and limited source suppliers for components and raw materials, customer concentration, lengthy sales cycles, and other risks detailed from time to time in the SEC reports of Drexler Technology Corporation, including its annual report on Form 10-K/A for the fiscal year ended March 31, 2001. These forward-looking statements speak only as of the date hereof. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions, or circumstances on which any statement is based.

     RESTATEMENT OF RESULTS FOR FISCAL 1998-2001 AND FIRST NINE MONTHS OF FISCAL 2002

     In connection with the Company's audit for the fiscal year ended March 31, 2002, the Company and its newly appointed independent public accountants conducted an internal review of revenue recognition practices that were being followed as they related to a government subcontract. This review, as more fully described in the Company's Report on Form 8-K dated May 15, 2002, resulted in accounting adjustments arising from changes in the timing of revenue recognition of LaserCard(R) optical memory card shipments into and out of a secure, government-funded vault built for the government on Company premises to comply with security regulations under the subcontract. In the past, the Company recognized revenue upon deliveries to the vault since the customer takes title to the cards, assumes all risks of ownership, is obligated to remit payment for the cards at that time, and has no rights of return except for product defects. In the restated financial statements, revenue is recognized upon shipment of cards from the vault to the customer since the Company had not been provided with a fixed schedule, notification, or plan for shipments out of the vault to the government. The Company has restated previously issued results for fiscal years 1998 through 2001 and the first nine months of fiscal 2002 to reflect these adjustments in the timing of revenue recognition. As a result of the restatement, revenue for fiscal 1998, fiscal 1999, and fiscal 2000 declined, while revenue for fiscal 2001 and the first nine months of fiscal 2002 increased.

     The statements of operations for the three months ended June 30, 2000 and 2001 as originally reported and as restated are shown below. The restatement resulted in a cumulative decrease in equity of $3,003,000 as of June 30, 2001.

                                  Fiscal 2001 First Quarter     Fiscal 2002 First Quarter
                                     Three Months Ended             Three Months Ended
                                        June 30, 2000                  June 30, 2001
                                   As Reported    Restated      As Reported      Restated
                                   -----------    --------      -----------      --------
Net revenues.....................  $    5,171     $  5,436      $    3,955       $  4,263
Cost of sales....................       3,014        3,180           2,135          2,253
Operating income.................         700          799               3            193
Income before taxes..............         812          911             119            309
Income tax benefit...............        (628)        (595)           (509)          (825)
Net income.......................       1,440        1,506             628          1,134
Net income per share:
    Basic .......................  $      .15     $    .15             .06       $    .12
    Diluted......................  $      .14     $    .15             .06       $    .11

            RESULTS OF OPERATIONS--FISCAL 2002 FIRST QUARTER COMPARED
                  WITH FISCAL 2001 FIRST QUARTER (AS RESTATED)


REVENUES

     For the fiscal 2002 first quarter ended June 30, 2001, the Company's total revenues were $4,263,000 compared with $5,436,000 for the comparable prior-year quarter.

     PRODUCT REVENUES. For the fiscal 2002 first quarter, the Company sold approximately 1.13 million LaserCard(R) optical memory cards and 100 read/write drives compared with approximately 1.21 million optical memory cards and 480 read/write drives during last year's first quarter. Sales of LaserCard(R) optical memory cards and related products were $3,952,000 for the first three months of fiscal 2002 versus $5,254,000 for the comparable period last year.

     The Company's principal LaserCard market today involves high-security, counterfeit-resistant, tamper-resistant cards for "digital governance," defined as the utilization of digital information technology by a nation, state, region, municipality, agency, or institution. Within this market, the Company's largest customer for LaserCard products is the United States government, representing 62% of the Company's fiscal 2001 revenues and 81% of fiscal 2002 first-quarter revenues. These revenues are predominantly the result of two card programs--U.S. Immigration and Naturalization Service (INS) Permanent Resident Cards ("Green Cards") and U.S. Department of State (DoS) border crossing cards ("Laser Visas"). A non-government customer, VISX Incorporated, representing 22% of the Company's fiscal 2001 revenues and 7% of the Company's fiscal 2002 first-quarter revenues, has indicated that its new, lower cost, laser eye-surgery equipment will not employ LaserCard drives for system activation, although its current LaserCard-equipped surgery systems will use the Company's optical memory cards. This change and a reduction in eye surgeries due to current economic conditions will have an adverse effect on the Company's revenue levels. Optical memory card digital governance programs that appear to be emerging in other countries include an electronic national identification card/social services card in Italy, building construction permit cards in China, motor-vehicle registration cards in several states in India, and import permit/import duty collection cards in Turkey. The Company believes that identification cards in Saudi Arabia also represents a market opportunity for optical memory cards.

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

BACKLOG

     As of June 30, 2001, the backlog for LaserCard optical memory cards totaled approximately $8.5 million, consisting of approximately $3 million in firm card orders under card supply contracts, and approximately $5.5 million in cards produced and delivered to a secure, government-funded vault (see discussion below). Of the $3 million amount, 60% is for U.S. government Green Cards or Laser Visas under a U.S. government subcontract for the purchase of optical memory cards. Of the $5.5 million amount, all are Green Cards or Laser Visas produced under this subcontract. Announced by the Company in June 2000, this subcontract has an authorized maximum of $81 million for up to 24 million cards over a period of up to five years. The subcontract was received by the Company through a LaserCard VAR that is a U.S. government prime contractor, under a competitively bid, government procurement contract. Under the subcontract, the Company will supply up to 24 million LaserCard optical memory cards at an average selling price of about $3.23 per card. The subcontract states that the U.S. government anticipates placing orders in units of at least one million optical memory cards per order. The subcontract provides for an initial one-year contract period and four additional one-year contract options. Deliveries commenced in September 2000, and 2.5 million cards have been delivered to the vault (see discussion below) as of June 30, 2001, under this subcontract.

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

     As of June 30, 2001, the vault the vault contained 1.7 million cards with a sales value of $5.5 million. The $5.5 million in sales value will be recorded as revenue and the associated costs will be recorded in cost of sales when the cards are shipped unless the Company receives a fixed schedule, notification, or plan for shipments out of the vault to the government, in which case revenue would be recognized upon delivery of the cards into the vault. The 1.7 million cards are owned by the U.S. government and are not included in inventory on the Company's condensed consolidated balance sheets. The net of the revenue value of $5.5 million and the $2.53 million cost is recorded as deferred gross profit in the amount of $2.97 million on the condensed consolidated balance sheet as of June 30, 2001. On July 10, 2001, the Company announced a $3.87 million order for optical memory cards to be delivered to the vault during a period extending from October 2001 through February 2002. On July 31, 2001, the Company announced a $754,000 order for optical memory cards to be delivered during a five-month period beginning in August 2001.

MARGINS

     OPTICAL MEMORY CARDS. The Company continues to depend on gross profit generated from optical memory card sales. Gross profit on optical memory card sales was about $1.8 million for the first quarter of fiscal 2002 compared with $1.9 million for the first quarter of fiscal 2001. The decrease was due to the decrease in card sales volume and increases in building-occupancy costs.

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

     PRETAX PROFIT. Pretax profit for the fiscal 2002 first quarter decreased by about $600,000 compared with the fiscal 2001 first quarter due to the $1,302,000 reduction in product revenue, offset by the $129,000 increase in license and royalty revenue and a $567,000 reduction in costs and expenses.

     INCOME TAXES. For the first quarter of fiscal 2002, the Company recorded an income tax benefit of $825,000 versus a $595,000 income tax benefit for the fiscal 2001 first quarter.

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

                  LIQUIDITY AND CAPITAL RESOURCES (AS RESTATED)

     As of June 30, 2001, the Company had cash, cash equivalents, and short-term investments of $11,326,000, a current ratio of 2.6 to 1, and no long-term debt.

     Net cash provided by operating activities was $305,000 for the fiscal 2002 first quarter compared with $1,119,000 for last year's first quarter. The major categories comprising this increase are:

                                                                             Quarter Ended
                                                                                June 30,
                                                                          2000           2001
                                                                          ----           ----
                                                                               (Restated)
       Earnings before taxes, depreciation, and amortization........... $  1,306        $   684
       Decrease in deferred gross profit...............................      (99)          (190)
       Decrease in accounts receivable.................................      248            705
       (Increase) decrease in inventory................................       93           (457)
       Decrease in advance payments from customers
          and deferred revenue.........................................     (146)          (428)
       Other ..........................................................     (283)            (9)
                                                                        --------        -------

                                                                        $  1,119        $   305
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

     As a result of the $1,134,000 profit recorded for the first quarter of fiscal 2002, the Company's accumulated deficit was reduced to $12,164,000 and stockholders' equity increased to $23,783,000.

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

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

                                DREXLER TECHNOLOGY CORPORATION (Registrant)


Date: May 29, 2002              /s/ Jerome Drexler
                                ------------------------------------------------
                                Jerome Drexler, Chairman of the Board of
                                Directors and Chief Executive Officer (Principal
                                Executive Officer)


Date: May 29, 2002              /s/ Steven G. Larson
                                ------------------------------------------------
                                Steven G. Larson, Vice President of Finance and
                                Treasurer (Principal Financial Officer and
                                Principal Accounting Officer)