Form 10-Q/A
period 2001-09-30
DREXLER TECHNOLOGY CORP
filed 2002-05-29
CIK 30140

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

                                Introductory Note

     The purpose of this Quarterly Report on Form 10-Q/A is to restate the condensed consolidated financial statements for Drexler Technology Corporation ("Company") for the fiscal 2002 second quarter and first six months ended September 30, 2001. The Company filed a Form 8-K on May 15, 2002 which contains a press release issued on May 14, 2002. The press release contains information relating to the Company's intention to restate these financial statements.

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

     This Quarterly Report on Form 10-Q/A amends the financial information contained in Items 1 and 2 of the Company's Quarterly Report on Form 10-Q previously filed for the three months and six months ended September 30, 2000 and 2001.

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

     These condensed consolidated financial statements should be read in conjunction with the financial statements and the notes thereto for the year ended March 31, 2001, included in the Company's Annual Report on Form 10-K/A.

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

     EARNINGS PER SHARE: Common stock equivalents for all periods presented consist of stock options using the treasury stock method. The reconciliation of the numerators and denominators of the basic and diluted earnings per share computation for the three months and six months ended September 30, 2001 and September 30, 2000 is shown in the following table (in thousands, except per share data):

                                                             Three Months Ended               Six Months Ended
                                                                September 30,                  September 30,
                                                             2000          2001               2000         2001
                                                             ----          ----               ----         ----
                                                                 (Restated)                       (Restated)
Net income..............................................   $   1,805     $    1,418        $   3,311     $    2,552
                                                           =========     ==========        =========     ==========

Basic earnings per share:
    Weighted average common shares outstanding..........       9,904          9,813            9,888          9,817
                                                           ---------     ----------        ---------     ----------
Basic earnings per share................................   $     .18     $      .14        $     .33     $      .26
                                                           =========     ==========        =========     ==========

Diluted earnings per share:
    Weighted average common shares outstanding..........       9,904          9,813            9,888          9,817
    Weighted average common shares from
    stock option grants.................................         636            226              506            271

    Weighted average common shares and common
    stock equivalents outstanding.......................      10,540         10,039           10,394         10,088
                                                           ---------     ----------        ---------     ----------

Diluted earnings per share..............................   $     .17     $      .14        $     .32     $      .25
                                                           =========     ==========        =========     ==========

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

                                 DREXLER TECHNOLOGY CORPORATION AND SUBSIDIARIES
                                      CONDENSED CONSOLIDATED BALANCE SHEETS
                               (In thousands, except share and per share amounts)
                                                   (Restated)

                                                                                                 March 31,      September 30,
                                                                                                   2001             2001
                                                                                                   ----             ----
                                                                                                                 (Unaudited)

                                                     ASSETS
Current assets:
    Cash and cash equivalents ................................................................  $    6,221      $     8,977
    Short-term investments....................................................................       5,387            2,596
    Accounts receivable, net .................................................................       1,278            1,781
    Inventories ..............................................................................       4,881            5,681
    Other current assets......................................................................         566              724
                                                                                                ----------      -----------
       Total current assets ..................................................................      18,333           19,759
                                                                                                ----------      -----------

Property and equipment, at cost...............................................................      19,310           19,950
    Less--accumulated depreciation and amortization ..........................................     (13,423)         (13,973)
                                                                                                ----------      -----------
       Property and equipment, net............................................................       5,887            5,977
                                                                                                ----------      -----------
Patents and other intangibles, net............................................................         878              760
Deferred tax asset, net.......................................................................       4,928            6,485
Other assets   ...............................................................................         111               16
                                                                                                ----------      -----------
            Total assets......................................................................  $   30,137      $    32,997
                                                                                                ==========      ===========
                                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable..........................................................................  $    1,039      $     1,159
    Accrued payroll costs ....................................................................         439              531
    Deferred revenue..........................................................................         994              875
    Advance payments from customers...........................................................       1,275            1,503

    Other accrued liabilities.................................................................         422              312
    Deferred gross profit.....................................................................       3,155            3,212
                                                                                                ----------      -----------
       Total current liabilities..............................................................       7,324            7,592
                                                                                                ----------      -----------

Stockholders' equity:
    Preferred stock, $.01 par value:
       Authorized--2,000,000 shares
       Issued--none............................................................................         --               --
    Common stock, $.01 par value:
       Authorized--30,000,000 shares
       Issued--9,951,451 shares at March 31, 2001 and
            9,951,451 shares at September 30, 2001............................................          99               99
    Additional paid-in capital................................................................      37,852           37,793
    Less--common stock treasury shares, at cost: 127,424 shares at March 31, 2001
       and 121,193 shares at September 30, 2001...............................................      (1,840)          (1,741)
    Accumulated deficit.......................................................................     (13,298)         (10,746)
                                                                                                ----------      -----------
       Total stockholders' equity.............................................................      22,813           25,405
                                                                                                ----------      -----------

            Total liabilities and stockholders' equity........................................  $   30,137      $    32,997
                                                                                                ==========      ===========

     The accompanying notes are an integral part of these condensed consolidated financial statements.


                         DREXLER TECHNOLOGY CORPORATION AND SUBSIDIARIES
                           CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                           (UNAUDITED)
                            (In thousands, except per share amounts)
                                           (Restated)

                                                                            Three Months Ended                Six Months Ended
                                                                               September 30,                    September 30,
                                                                          2000              2001            2000             2001
                                                                          ----              ----            ----             ----
Revenues:
    Product revenue ..............................................     $   5,775         $   3,879        $  11,029       $   7,831
    License and royalty revenue...................................           180               765              362           1,076
                                                                       ---------         ---------        ---------       ---------
       Total revenues.............................................         5,955             4,644           11,391           8,907
                                                                       ---------         ---------        ---------       ---------

Costs and expenses:
    Cost of sales.................................................         3,066             2,033            6,246           4,286
    Selling, general, and administrative expenses.................         1,010             1,170            2,038           2,364
    Research and engineering expenses.............................           606               736            1,035           1,359
                                                                       ---------         ---------        ---------       ---------
       Total costs and expenses...................................         4,682             3,939            9,319           8,009
                                                                       ---------         ---------        ---------       ---------

          Operating income........................................         1,273               705            2,072             898
                                                                       ---------         ---------        ---------       ---------

Other income:
    Interest income...............................................           150                95              262             211
                                                                       ---------         ---------        ---------       ---------
          Total other income......................................           150                95              262             211
                                                                       ---------         ---------        ---------       ---------

          Income before income taxes..............................         1,423               800            2,334           1,109

Income tax benefit................................................          (382)             (618)            (977)         (1,443)

          Net income..............................................     $   1,805         $   1,418        $   3,311       $   2,552
                                                                       =========         =========        =========       =========

Net income per share:
          Basic ..................................................     $     .18         $    . 14        $    .33        $     .26
                                                                       =========         =========        ========        =========
          Diluted.................................................     $     .17         $     .14        $    .32        $     .25
                                                                       =========         =========        ========        =========

Weighted average number of common and common equivalent shares:
          Basic...................................................         9,904             9,813           9,888            9,817
          Diluted.................................................        10,540            10,039          10,394           10,088


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

                                         DREXLER TECHNOLOGY CORPORATION AND SUBSIDIARIES
                                         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                           (UNAUDITED)
                                                         (In thousands)
                                                           (Restated)

                                                                                                            Six Months Ended
                                                                                                             September 30,
                                                                                                         2000            2001
                                                                                                         ----            ----
Cash flows from operating activities:
   Net income.......................................................................................  $   3,311        $  2,552
   Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation and amortization................................................................        807             759
       Provision for doubtful accounts receivable...................................................        (17)              5
       Provision for excess and obsolete inventory, net.............................................         84             288
       Provision for product return reserve.........................................................        200              --
       Increase in deferred tax asset...............................................................     (1,237)         (1,557)
       Compensation on stock plan activity..........................................................         40              54
       Tax benefit for stock option exercises.......................................................         46               6

   Changes in operating assets and liabilities:
       Increase in accounts receivable..............................................................        (65)           (508)
       (Increase) decrease in inventories...........................................................        394          (1,088)
       Increase in other assets.....................................................................        (48)            (63)
       Increase in accounts payable and accrued expenses............................................        238             102
       (Decrease) increase in deferred revenue......................................................        603            (119)
       Increase in advance payments from customers..................................................        414             228
       (Decrease) increase in deferred gross profit.................................................       (329)             57
                                                                                                      ---------        --------
            Net cash provided by operating activities...............................................      4,441             716
                                                                                                      ---------        --------

Cash flows from investing activities:
   Purchases of property and equipment, net.........................................................     (1,151)           (669)
   Investment in patents and other intangibles......................................................       (301)            (62)
   Investment in commercial paper...................................................................    (12,351)         (5,070)
   Maturities in commercial paper...................................................................      8,982           7,861
                                                                                                      ---------        --------

            Net cash provided by (used for) investing activities....................................     (4,821)          2,060
                                                                                                      ---------        --------

Cash flows from financing activities:
   Proceeds from sale of common stock through stock plans...........................................        720             155
   Cash used to purchase common stock through an open market repurchase program.....................        (40)           (175)
                                                                                                      ---------        --------

            Net cash provided by (used for) financing activities....................................        680             (20)
                                                                                                      ---------        --------

            Net increase in cash and cash equivalents...............................................        300           2,756

Cash and cash equivalents:
   Beginning of period..............................................................................      2,818           6,221
                                                                                                      ---------        --------
   End of period....................................................................................  $   3,118        $  8,977
                                                                                                      =========        ========

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

     The statements of operations for the three months and six months ended September 30, 2000 and 2001 as originally reported and as restated are shown below. The restatement resulted in a cumulative decrease in equity of $2,765,000 as of September 30, 2001.

                                                  Fiscal 2001 Second Quarter              Fiscal 2002 Second Quarter
                                                       Three Months Ended                      Three Months Ended
                                                       September 30, 2000                      September 30, 2001
                                                  As Reported        Restated             As Reported       Restated
                                                  -----------        --------             -----------       --------
Net revenues..................................... $    5,531        $    5,955            $    5,148       $    4,644
Cost of sales....................................      2,872             3,066                 2,290            2,033
Operating income.................................      1,043             1,273                   952              705
Income before taxes..............................      1,193             1,423                 1,047              800
Income tax benefit...............................       (461)             (382)                 (133)            (618)
Net income.......................................      1,654             1,805                 1,180            1,418
Net income per share:
    Basic ....................................... $      .17        $      .18                   .12 $            .14
    Diluted...................................... $      .16        $      .17                   .12 $            .14


                                                 Fiscal 2001 First Six Months            Fiscal 2002 First Six Months
                                                       Six Months Ended                          Six Months Ended
                                                      September 30, 2000                        September 30, 2001
                                                  As Reported        Restated             As Reported       Restated
                                                  -----------        --------             -----------       --------
Net revenues..................................... $   10,702        $   11,391            $    9,103       $    8,907
Cost of sales....................................      5,886             6,246                 4,425            4,286
Operating income.................................      1,743             2,072                   955              898
Income before taxes..............................      2,005             2,334                 1,166            1,109
Income tax benefit...............................     (1,089)            (977)                  (642)          (1,443)
Net income.......................................      3,094            3,311                  1,808            2,552
Net income per share:
    Basic ....................................... $      .31       $      .33                    .18       $      .26
    Diluted...................................... $      .30       $      .32                    .18       $      .25

     RESULTS OF OPERATIONS--FISCAL 2002 SECOND QUARTER AND FIRST SIX MONTHS COMPARED WITH FISCAL 2001 SECOND QUARTER AND FIRST SIX MONTHS (AS RESTATED)

REVENUES

     For the fiscal 2002 second quarter ended September 30, 2001, the Company's total revenues were $4,644,000 compared with $5,955,000 for last year's second quarter. Total revenues for the fiscal 2002 first six months were $8,907,000 compared with $11,391,000 for last year's first six months.

     PRODUCT REVENUES. Sales of LaserCard(R) optical memory cards and related products were $3,879,000 for the second quarter and $7,831,000 for the first six months ended September 30, 2001 versus $5,775,000 for the second quarter and $11,029,000 for the first six months ended September 30, 2000. The Company sold approximately 2.27 million LaserCard(R) optical memory cards and 160 read/write drives in the fiscal 2002 first six months compared with approximately 2.62 million optical memory cards and 975 read/write drives in the fiscal 2001 first six months. Read/write drive revenues decreased $1,345,000 for the fiscal 2002 second quarter and $2,481,000 for the fiscal 2002 first six months. During the first six months of fiscal 2001, about 500 read/write drives were delivered for the U.S. Army's "Automated Manifest System" as compared with less than 15 read/write drives in the current fiscal year for this program. Orders for this program have historically been sporadic. The remaining decrease in read/write drive shipments was due to a reduction in sales to VISX Incorporated, discussed below.

     The Company's principal LaserCard market today involves high-security, counterfeit-resistant, tamper-resistant cards for "digital governance," defined as the utilization of digital information technology by a nation, state, region, municipality, agency, or institution. Within this market, the Company's largest customer for LaserCard products is the United States government, representing 62% of total revenues for fiscal year 2001 compared with 67% of total revenues for the fiscal 2002 second quarter and 73% of total revenues for the fiscal 2002 first six months. These revenues are predominantly the result of two card programs--U.S. Immigration and Naturalization Service (INS) Permanent Resident Cards ("Green Cards") and U.S. Department of State (DOS) border crossing cards ("Laser Visas"). A non-government customer, VISX Incorporated, represented 22% of total revenues for fiscal year 2001 compared with 14% of total revenues for the fiscal 2002 second quarter and 10% of total revenues for the fiscal 2002 first six months. VISX has indicated that its new, lower cost, laser eye-surgery equipment will not employ LaserCard drives for system activation, although its current LaserCard-equipped surgery systems will use the Company's optical memory cards. This change and a reduction in eye surgeries due to current economic conditions will have an adverse effect on the Company's revenue levels. Optical memory card digital governance programs that appear to be emerging in other countries include an electronic national identification card/social services card in Italy, building construction permit cards in China, motor-vehicle registration cards in several states in India, and import permit/import duty collection cards in Turkey. The Company believes that market opportunities for optical memory cards also include identification cards for Saudi Arabia and immigration cards for Canada, as well as an expansion of current U.S. government ID card programs. In addition, the Company is continuing its efforts to develop new optical card read/write drives and read-only drives and software products.

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

BACKLOG

     As of September 30, 2001, the backlog for LaserCard optical memory cards totaled approximately $14.7 million, consisting of approximately $8.7 million in firm card orders under card supply contracts, and approximately $6 million in cards produced and delivered to a secure, government-funded vault (see discussion below). Of the $8.7 million amount, 85% is for U.S. government Green Cards or Laser Visas under a U.S. government subcontract for the purchase of optical memory cards. Of the $6 million amount, all are Green Cards or Laser Visas produced under this subcontract. Announced by the Company in June 2000, this subcontract has an authorized maximum of $81 million for up to 24 million cards over a period of up to five years. The subcontract was received by the Company through a LaserCard VAR that is a U.S. government prime contractor, under a competitively bid, government procurement contract. Under the subcontract, the Company will supply up to 24 million LaserCard optical memory cards at an average selling price of about $3.23 per card. The subcontract states that the U.S. government anticipates placing orders in units of at least one million optical memory cards per order. The subcontract provides for an initial one-year contract period and four additional one-year contract options. Deliveries commenced in September 2000, and 3.46 million cards have been delivered to the vault (see discussion below) as of September 30, 2001, under this subcontract, 960,000 of which were delivered to the vault during the fiscal 2002 second quarter.

     Included in the above backlog is the balance of a $4.8 million order placed on September 20, 2001, under the U.S. government subcontract, for LaserCard(R) Triple-Image(TM) ID cards for U.S. border-crossing ID cards called "Laser Visas." The

Company expects deliveries from the firm card orders to average about 450,000 optical memory ID cards per month from October 2001 through March 2002.

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

     As of September 30, 2001, the vault the vault contained 1.9 million cards with a sales value of approximately $6 million. The $6 million in sales value will be recorded as revenue and the associated costs will be recorded in cost of sales when the cards are shipped unless the Company receives a fixed schedule, notification, or plan for shipments out of the vault to the government, in which case revenue would be recognized upon delivery of the cards into the vault. The
1.9 million cards are owned by the U.S. government and are not included in inventory on the Company's condensed consolidated balance sheets. The net of the revenue value of $6 million and the $2.79 million cost is recorded as deferred gross profit in the amount of $3.21 million on the condensed consolidated balance sheet as of September 30, 2001.

     The Company expects shipments of more than 5 million optical memory cards for its fiscal year ending March 31, 2002.

MARGINS

     OPTICAL MEMORY CARDS. The Company continues to depend on gross profit generated from optical memory card sales. Gross profit on optical memory card sales was about $2 million for the fiscal 2002 second quarter and $3.8 million for the fiscal 2002 first six months compared with $2.4 million for the fiscal 2001 second quarter and $4.3 million for the fiscal 2001 first six months. The decrease in gross profit for the fiscal 2002 second quarter was mainly due to lower sales volumes. The decrease for the fiscal 2002 first six months was mainly due to the decline in card sales quantities. Optical memory card gross profit and margins can vary based on average selling price, sales and production volume, mix of card types, production efficiency and yields, and changes in fixed costs.

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

     PRETAX PROFIT. Pretax profit for the fiscal 2002 second quarter decreased by $623,000 compared with the fiscal 2001 second quarter due to the $863,000 reduction in gross profit and a $290,000 increase in expenses, offset by the $585,000 increase in license revenue. Pretax profit for the fiscal 2002 first six months decreased by about $1,225,00 compared with the fiscal 2001 first six months due to the $1,238,000 reduction in product gross profit and a $650,000 increase in expenses, offset by the $714,000 increase in license revenue. Pretax profit for the first six months of fiscal 2002 was $1,109,000 and license and royalty revenues were $1,076,000 for the same period.

     INCOME TAXES. For the fiscal 2002 second quarter, the Company recorded an income tax benefit of $618,000 versus a $382,000 income tax benefit for the fiscal 2001 second quarter. For the first six months of fiscal 2002, the Company recorded an income tax benefit of $1,443,000 compared with $977,000 for last year's first six months. The Company anticipates that after fiscal 2002, it will have utilized all prior tax benefits for income statement purposes.

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

                  LIQUIDITY AND CAPITAL RESOURCES (AS RESTATED)

     As of September 30, 2001, the Company had cash, cash equivalents, and short-term investments of $11,573,000, a current ratio of 2.6 to 1, and no long-term debt.

     Net cash provided by operating activities was $716,000 for the fiscal 2002 first six months compared with $4,441,000 for the fiscal 2001 first six months. The major categories comprising this increase are:

                                                                                   Six Months Ended
                                                                                     September 30,
                                                                                  2000           2001
                                                                                  ----           ----
                                                                                       (Restated)
       Earnings before taxes, depreciation, and amortization...............   $  3,141         $  1,868
       (Decrease) increase in deferred gross profit........................       (329)              57
       Tax payments........................................................        264              218
       Increase in accounts receivable.....................................        (65)            (508)
       (Increase) decrease in inventory....................................        394           (1,088)
       Increase in advance payments from customers
          and deferred revenue.............................................      1,017              109
       Other ..............................................................         19               60
                                                                              --------         --------

                                                                              $  4,441         $    716
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

     As a result of the $2,552,000 profit recorded for the fiscal 2002 first six months, the Company's accumulated deficit was reduced to $10,746,000 and stockholders' equity increased to $25,405,000.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

   (a)   Exhibit No.       Exhibit Description

         10.1 Stock Option Plan; as amended; incorporated by reference to Report on Form 10-Q filed
                           November 5, 2001

   (b) No reports on Form 8-K were filed by Registrant during the period for which this report is filed.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

                                   DREXLER TECHNOLOGY CORPORATION (Registrant)



Date: May 29, 2002                 /s/ Jerome Drexler
                                   ---------------------------------------------
                                   Jerome Drexler, Chairman of the Board of
                                   Directors and Chief Executive Officer
                                   (Principal Executive Officer)

Date: May 29, 2002                 /s/ Steven G. Larson
                                   ---------------------------------------------
                                   Steven G. Larson, Vice President of Finance
                                   and Treasurer (Principal Financial Officer
                                   and Principal Accounting Officer)