Form 10-Q/A
period 2001-12-31
DREXLER TECHNOLOGY CORP
filed 2002-05-29
CIK 30140

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. /X/ Yes / / No


     Number of outstanding shares of common stock, $.01 par value, at February 4, 2002: 10,197,791

                                Introductory Note

     The purpose of this Quarterly Report on Form 10-Q/A is to restate the condensed consolidated financial statements for Drexler Technology Corporation ("Company") for the fiscal 2002 third quarter and first nine months ended December 31, 2001. The Company filed a Form 8-K on May 15, 2002 which contains a press release issued on May 14, 2002. The press release contains information relating to the Company's intention to restate these financial statements.

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

     This Quarterly Report on Form 10-Q/A amends the financial information contained in Items 1 and 2 of the Company's Quarterly Report on Form 10-Q previously filed for the three months and nine months ended December 31, 2000 and 2001.

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

     EARNINGS PER SHARE: Common stock equivalents for all periods presented consist of stock options using the treasury stock method. The reconciliation of the numerators and denominators of the basic and diluted earnings per share computation for the three months and nine months ended December 31, 2000 and December 31, 2001 is shown in the following table (in thousands, except per share data):


                                                             Three Months Ended             Nine Months Ended
                                                                December 31,                   December 31,
                                                           2000              2001         2000             2001
                                                           ----              ----         ----             ----
                                                                 (Restated)                     (Restated)

Net income ............................................  $ 2,063           $ 1,659      $ 5,374          $ 4,211
                                                         =======           =======      =======          =======

Basic earnings per share:
   Weighted average common shares outstanding..........    9,926            10,015        9,901            9,883
                                                         -------           -------      -------          -------
Basic earnings per share ..............................  $   .21           $   .17      $   .54          $   .43
                                                         =======           =======      =======          =======

Diluted earnings per share:
   Weighted average common shares outstanding..........    9,926            10,015        9,901            9,883
   Weighted average common shares from
   stock option grants ................................      727               832          581              452
                                                         -------           -------      -------          -------
   Weighted average common shares and common
   stock equivalents outstanding ......................   10,653            10,847       10,482           10,335
                                                         -------           -------      -------          -------

Diluted earnings per share ............................  $   .19           $   .15      $   .51          $   .41
                                                         =======           =======      =======          =======

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

                 DREXLER TECHNOLOGY CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
               (In thousands, except share and per share amounts)
                                   (Restated)


                                                                                   March 31,      December 31,
                                                                                     2001             2001
                                                                                     ----             ----
                                                                                                   (Unaudited)

                                     ASSETS
Current assets:
  Cash and cash equivalents ...................................................   $   6,221        $   8,897
  Short-term investments ......................................................       5,387            6,873
  Accounts receivable, net ....................................................       1,278            1,175
  Inventories .................................................................       4,881            5,253
  Other current assets ........................................................         566              574
                                                                                  ---------        ---------
     Total current assets .....................................................      18,333           22,772
                                                                                  ---------        ---------

Property and equipment, at cost ...............................................      19,310           20,361
  Less--accumulated depreciation and amortization .............................     (13,423)         (14,270)
                                                                                  ---------        ---------
     Property and equipment, net ..............................................       5,887            6,091
                                                                                  ---------        ---------

Patents and other intangibles, net ............................................         878              687
Deferred tax asset, net .......................................................       4,928            7,100
Other assets ..................................................................         111               --
                                                                                  ---------        ---------
         Total assets .........................................................   $  30,137        $  36,650
                                                                                  =========        =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable ............................................................   $   1,039        $     653
  Accrued payroll costs .......................................................         439              487
  Deferred revenue ............................................................         994              875
  Advance payments from customers .............................................       1,275            1,851
  Other accrued liabilities ...................................................         422              353
  Deferred gross profit .......................................................       3,155            2,293
                                                                                  ---------        ---------
     Total current liabilities ................................................       7,324            6,512
                                                                                  ---------        ---------

Stockholders' equity:
  Preferred stock, $.01 par value:
     Authorized--2,000,000 shares
     Issued--none .............................................................          --               --
  Common stock, $.01 par value:
     Authorized--30,000,000 shares
     Issued--9,951,451 shares at March 31, 2001 and
         10,149,683 shares at December 31, 2001 ...............................          99              101
  Additional paid-in capital ..................................................      37,852           39,124
  Less--common stock treasury shares, at cost: 127,424 shares at March 31, 2001
     and no shares at December 31, 2001 .......................................      (1,840)              --
  Accumulated deficit .........................................................     (13,298)          (9,087)
                                                                                  ---------        ---------
     Total stockholders' equity ...............................................      22,813           30,138
                                                                                  ---------        ---------

         Total liabilities and stockholders' equity ...........................   $  30,137        $  36,650
                                                                                  =========        =========

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                 DREXLER TECHNOLOGY CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                    (In thousands, except per share amounts)
                                   (Restated)


                                                                 Three Months Ended          Nine Months Ended
                                                                    December 31,                 December 31,
                                                                2000            2001        2000            2001
                                                                ----            ----        ----            ----

Revenues:
    Product revenue ........................................  $ 5,558         $ 6,969    $ 16,587        $ 14,800
    License and royalty revenue.............................      206              --         568           1,076
                                                              -------         -------    --------        --------
       Total revenues.......................................    5,764           6,969      17,155          15,876
                                                              -------         -------    --------        --------

Costs and expenses:
    Cost of sales...........................................    2,575           3,673       8,821           7,959
    Selling, general, and administrative expenses...........      993           1,289       3,031           3,653
    Research and engineering expenses.......................      564             894       1,599           2,253
                                                              -------         -------    --------        --------
       Total costs and expenses.............................    4,132           5,856      13,451          13,865
                                                              -------         -------    --------        --------

          Operating income..................................    1,632           1,113       3,704           2,011
                                                              -------         -------    --------        --------

Other income:
    Interest income.........................................      177              88         439             299
                                                              -------         -------    --------        --------
          Total other income................................      177              88         439             299
                                                              -------         -------    --------        --------

          Income before income taxes........................    1,809           1,201       4,143           2,310

Income tax benefit..........................................    (254)            (458)     (1,231)         (1,901)
                                                              -------         -------    --------        --------

          Net income........................................  $ 2,063         $ 1,659    $  5,374        $  4,211
                                                              =======         =======    ========        ========

Net income per share:
          Basic ............................................  $   .21         $  . 17    $    .54        $    .43
                                                              =======         =======    ========        ========
          Diluted...........................................  $   .19         $   .15    $    .51        $    .41
                                                              =======         =======    ========        ========

Weighted average number of common
  and common equivalent shares:
          Basic.............................................    9,926          10,015       9,901           9,883
          Diluted...........................................   10,653          10,847      10,482          10,335



         The accompanying notes are an integral part of these condensed consolidated financial statements.

                 DREXLER TECHNOLOGY CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (In thousands)
                                   (Restated)


                                                                                                Nine Months Ended
                                                                                                   December 31,
                                                                                              2000             2001
                                                                                              ----             ----
Cash flows from operating activities:
   Net income ......................................................................        $  5,374        $  4,211
   Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation and amortization ...............................................           1,223           1,151
       Provision for doubtful accounts receivable ..................................             (16)            (18)
       Provision for excess and obsolete inventory, net ............................              92             288
       Provision for product return reserve ........................................            (150)            (26)
       Increase in deferred tax asset ..............................................          (1,629)         (2,172)
       Compensation on stock plan activity .........................................              40              54
       Tax benefit for stock option exercises ......................................              83             149

   Changes in operating assets and liabilities:
       Decrease in accounts receivable .............................................             576             147
       Increase in inventories .....................................................            (202)           (660)
       (Increase) decrease in other assets .........................................            (380)            103
       (Decrease) increase in accounts payable and accrued expenses ................             441            (407)
       (Decrease) increase in deferred revenue .....................................             849            (119)
       (Decrease) increase in advance payments from customers ......................            (718)            576
       Decrease in deferred gross profit ...........................................            (751)           (862)
                                                                                            --------        --------

            Net cash provided by operating activities ..............................           4,832           2,415
                                                                                            --------        --------

Cash flows from investing activities:
   Purchases of property and equipment, net ........................................          (1,757)         (1,083)
   Investment in patents and other intangibles .....................................            (336)            (81)
   Investment in commercial paper ..................................................         (16,496)        (10,352)
   Maturities in commercial paper ..................................................          12,649           8,866
                                                                                            --------        --------

            Net cash used for investing activities .................................          (5,940)         (2,650)
                                                                                            --------        --------

Cash flows from financing activities:
   Proceeds from sale of common stock through stock plans ..........................           1,220           3,086
   Cash used to purchase common stock through an open market repurchase program ....          (1,365)           (175)
                                                                                            --------        --------

            Net cash provided by (used for) financing activities ...................            (145)          2,911
                                                                                            --------        --------

            Net increase (decrease) in cash and cash equivalents ...................          (1,253)          2,676

Cash and cash equivalents:
   Beginning of period .............................................................           2,818           6,221
                                                                                            --------        --------
   End of period ...................................................................        $  1,565        $  8,897
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

     The statements of operations for the three months and nine months ended December 31, 2000 and 2001 as originally reported and as restated are shown below. The restatement resulted in a cumulative decrease in equity of $1,826,000 as of December 31, 2001.

                                                 Fiscal 2001 Third Quarter            Fiscal 2002 Third Quarter
                                                     Three Months Ended                  Three Months Ended
                                                      December 31, 2000                   December 31, 2001
                                                  As Reported     Restated           As Reported       Restated
                                                  -----------     --------           -----------       ---------
Net revenues.....................................  $  5,045      $  5,764            $  5,269          $  6,969
Cost of sales....................................     2,278         2,575               2,892             3,673
Operating income.................................     1,210         1,632                 194             1,113
Income before taxes..............................     1,387         1,809                 282             1,201
Income tax benefit...............................      (398)         (254)               (438)             (458)
Net income.......................................     1,785         2,063                 720             1,659
Net income per share:
    Basic .......................................  $    .18      $    .21                 .07          $    .17
    Diluted......................................  $    .17      $    .19                 .07          $    .15


                                                 Fiscal 2001 First Nine Months      Fiscal 2002 First Nine Months
                                                       Nine Months Ended                  Nine Months Ended
                                                       December 31, 2000                  December 31, 2001
                                                  As Reported     Restated           As Reported       Restated
                                                  -----------     --------           -----------       ---------
Net revenues.....................................  $ 15,747      $ 17,155            $ 14,372          $ 15,876
Cost of sales....................................     8,164         8,821               7,317             7,959
Operating income.................................     2,953         3,704               1,149             2,011
Income before taxes..............................     3,392         4,143               1,448             2,310
Income tax benefit...............................    (1,487)       (1,231)             (1,080)           (1,901)
Net income.......................................     4,879         5,374               2,528             4,211
Net income per share:
    Basic .......................................  $    .49      $    .54                 .26          $    .43
    Diluted......................................  $    .47      $    .51                 .24          $    .41

     RESULTS OF OPERATIONS--FISCAL 2002 THIRD QUARTER AND FIRST NINE MONTHS COMPARED WITH FISCAL 2001 THIRD QUARTER AND FIRST NINE MONTHS (AS RESTATED)

REVENUES

     For the fiscal 2002 third quarter ended December 31, 2001, the Company's total revenues were $6,969,000 compared with $5,764,000 for last year's third quarter. Total revenues for the fiscal 2002 first nine months were $15,876,000 compared with $17,155,000 for last year's first nine months.

     PRODUCT REVENUES. Sales of LaserCard(R) optical memory cards and related products were $6,969,000 for the third quarter and $14,800,000 for the first nine months ended December 31, 2001 versus $5,558,000 for the third quarter and $16,587,000 for the first nine months ended December 31, 2000. The Company sold approximately 2.1 million optical memory cards and approximately 50 read/write drives in the fiscal 2002 third quarter compared with approximately 1.44 million optical memory cards and approximately 160 read/write drives for the fiscal 2001 third quarter. The Company sold approximately 4.37 million LaserCard(R) optical memory cards and 211 read/write drives in the fiscal 2002 first nine months compared with approximately 4.06 million optical memory cards and 1,140 read/write drives in the fiscal 2001 first nine months. Read/write drive revenues decreased by $362,000 for the fiscal 2002 third quarter and $2,843,000 for the fiscal 2002 first nine months. Of the 1,140 read/write drives sold during the first nine months of fiscal 2001, about 600 drives were delivered mainly for the U.S. Department of Defense "Automated Manifest System" as compared with 35 read/write drives in the current fiscal year. Orders for this program have historically been sporadic. The remaining decrease in read/write drive shipments was due to a reduction in sales to VISX Incorporated, discussed below.

     The Company's principal LaserCard market today involves high-security, counterfeit-resistant, tamper-resistant cards for "digital governance," defined as the utilization of digital information technology by a nation, state, region, municipality, agency, or institution. Within this market, the Company's largest customer for LaserCard products is the United States government, representing 62% of total revenues for fiscal year 2001 compared with 87% of total revenues for the fiscal 2002 third quarter and 80% of total revenues for the fiscal 2002 first nine months. These revenues are predominantly the result of two card programs--U.S. Immigration and Naturalization Service (INS) Permanent Resident Cards ("Green Cards") and U.S. Department of State (DOS) border crossing cards ("Laser Visas"). A non-government customer, VISX Incorporated, represented 22% of total revenues for fiscal year 2001 compared with 4% of total revenues for the fiscal 2002 third quarter and 8% of total revenues for the fiscal 2002 first nine months. VISX has indicated that its new, lower cost, laser eye-surgery equipment will not employ LaserCard drives for system activation, although its current LaserCard-equipped surgery systems will use the Company's optical memory cards. This change and a reduction in eye surgeries due to current economic conditions will have an adverse effect on the Company's revenue levels. Optical memory card digital governance programs that appear to be emerging in other countries include an electronic national identification card/social services card in Italy, building construction permit cards and children's healthcare cards in China, and state government motor-vehicle registration cards in India. The Company believes that market opportunities for optical memory cards also appear to include identification cards for Saudi Arabia, identification cards for Macedonia, and resident immigrant cards for Canada, as well as an expansion of current U.S. government ID card programs. In addition, the Company is continuing its efforts to develop new optical card read/write drives and read-only drives and software products.

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

     LICENSE FEE REVENUES. The Company had no license revenue for the third quarter of fiscal 2002. For the third quarter of fiscal 2001, the Company had license revenue of $178,000 earned on a license that allows a licensee in Italy to purchase parts kits from the Company and assemble read/write drives from parts kits. For the fiscal 2002 first nine months, revenue from license fees was $1,076,000. This license revenue included $956,000 recognized on digital sound patent licenses and $119,000 earned on the Italian license. For the fiscal 2001 first nine months, license revenue was $534,000 earned on the Italian license.

BACKLOG

     As of December 31, 2001, the backlog for LaserCard optical memory cards totaled approximately $8.1 million, consisting of approximately $3.8 million in firm card orders under card supply contracts, and approximately $4.3 million in cards produced and delivered to a secure, government-funded vault (see discussion below). Of the $3.8 million amount, 92% is for U.S. government Green Cards or Laser Visas under a U.S. government subcontract for the purchase of optical memory cards. Of the $6 million amount, all are Green Cards or Laser Visas produced under this subcontract. Announced by the Company in June 2000, this subcontract has an authorized maximum of $81 million for up to 24 million cards over a period of up to five years. The subcontract was received by the Company through a LaserCard VAR that is a U.S. government prime contractor, under a competitively bid, government procurement contract. Under the subcontract, the Company will supply up to 24 million LaserCard optical memory cards at an average selling price of about $3.23 per card. The subcontract states that the U.S. government anticipates placing orders in units of at least one million optical memory cards per order. The subcontract provides for an initial one-year contract period and four additional one-year contract options. Deliveries commenced in September 2000, and 4.7 million cards have been delivered to the vault (see discussion below) as of December 31, 2001 under this subcontract, 1.2 million of which were delivered during the fiscal 2002 third quarter. Including this subcontract and an earlier subcontract, the Company has delivered a total of more than 12 million Green Cards and Laser Visa cards since 1997. As of December 31, 2001, there was no existing backlog for LaserCard read/write drives.

     On January 22, 2002, the Company received a $10.4 million purchase release for 3.25 million optical memory cards under its current U.S. government subcontract, calling for deliveries over an eight-month period. This LaserCard order calls for deliveries of 280,000 cards in the fiscal fourth quarter ending March 31, 2002. The fiscal fourth quarter is also expected to include deliveries of 1,100,000 cards remaining from a September 20, 2001 order under the same government subcontract. Under the January 2002 card order, deliveries during the first and second quarters of fiscal 2003 are scheduled at the rate of 1,485,000 cards per quarter. Of the 24 million card maximum, approximately 9 million cards (including the 3.25 million card order received on January 22, 2002) have been ordered thus far under the June 2000 subcontract.

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

     As of December 31, 2001, the vault the vault contained 1.3 million cards with a sales value of approximately $4.3 million. The $4.3 million in sales value will be recorded as revenue and the associated costs will be recorded in cost of sales when the cards are shipped unless the Company receives a fixed schedule, notification, or plan for shipments out of the vault to the government, in which case revenue would be recognized upon delivery of the cards into the vault. The 1.3 million cards are owned by the U.S. government and are not included in inventory on the Company's condensed consolidated balance sheets. The net of the revenue value of $4.3 million and the $2.01 million cost is recorded as deferred gross profit in the amount of $2.29 million on the condensed consolidated balance sheets.

GROSS PROFIT

     OPTICAL MEMORY CARDS. The Company continues to depend on gross profit generated from optical memory card sales. Gross profit on optical memory card sales was about $3.5 million for the fiscal 2002 third quarter and $7.3 million for the fiscal 2002 first nine months compared with $2.8 million for the fiscal 2001 third quarter and $7.1 million for the fiscal 2001 first nine months. The increase in gross profit for the fiscal 2002 third quarter and first nine months was mainly due to higher sales volume. Optical memory card gross profit and margins can vary based on average selling price, sales and production volume, mix of card types, production efficiency and yields, and changes in fixed costs.

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

     PRETAX PROFIT. Pretax profit for the fiscal 2002 third quarter decreased by $608,000 compared with the fiscal 2001 third quarter due to the $626,000 increase in expenses and a $206,000 decrease in license revenue, partly offset by the $313,000 increase in product gross profit. Pretax profit for the fiscal 2002 first nine months decreased by about $1,833,000 compared with the fiscal 2001 first nine months due to the $925,000 reduction in product gross profit and a $1,276,000 increase in expenses, offset by a $508,000 increase in license revenue. Pretax profit for the first nine months of fiscal 2002 was $2,310,000, and license and royalty revenues were $1,076,000 for the same period.

     INCOME TAXES. The Company has a valuation allowance which reduces its deferred tax asset. The Company believes that, more likely than not, at least a portion of this income tax asset will be realized and, therefore, has reduced the valuation allowance against it. For the fiscal 2002 third quarter, the Company recorded an income tax benefit of $458,000 versus a $254,000 income tax benefit for the fiscal 2001 third quarter. For the first nine months of fiscal 2002, the Company recorded an income tax benefit of $1,901,000 compared with $1,231,000 for last year's first nine months. The Company anticipates that after fiscal 2002, ending March 31, 2002, it will have realized all prior tax benefits for income statement purposes.

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

                  LIQUIDITY AND CAPITAL RESOURCES (AS RESTATED)

     As of December 31, 2001, the Company had cash, cash equivalents, and short-term investments of $15,770,000, a current ratio of 3.5 to 1, and no long-term debt.

     Net cash provided by operating activities was $2,415,000 for the fiscal 2002 first nine months compared with $4,832,000 for the fiscal 2001 first nine months. The major categories comprising this increase are:

                                                                          Nine Months Ended
                                                                             December 31,
                                                                         2000         2001
                                                                         ----         ----
                                                                            (Restated)
       Earnings before taxes, depreciation, and amortization........   $ 5,366      $ 3,461
       Decrease in deferred gross profit............................      (751)        (862)
       Tax payments.................................................      (278)        (124)
       Decrease in accounts receivable..............................       576          147
       Increase in inventories......................................      (202)        (660)
       Increase in advance payments from customers
          and deferred revenue......................................       131          460
       Other .......................................................       (10)          (7)
                                                                       -------      -------
                                                                       $ 4,832      $ 2,415
                                                                       =======      =======

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

      As a result of the $4,211,000 net income recorded for the fiscal 2002 first nine months, the Company's accumulated deficit was reduced to $9,087,000. Stockholders' equity increased to $30,138,000 as a result of the net income recorded and $3.1 million in additions to equity, mainly due to stock option exercises.

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

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

                                  DREXLER TECHNOLOGY CORPORATION (Registrant)



Date: May 29, 2002                /s/ Jerome Drexler
                                  ----------------------------------------------
                                  Jerome Drexler, Chairman of the Board of
                                  Directors and Chief Executive Officer
                                  (Principal Executive Officer)


Date: May 29, 2002                /s/ Steven G. Larson
                                  ----------------------------------------------
                                  Steven G. Larson, Vice President of Finance
                                  and Treasurer (Principal Financial Officer and
                                  Principal Accounting Officer)