Form 10-K
period 2002-03-31
DREXLER TECHNOLOGY CORP
filed 2002-06-21
CIK 30140

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[Mark One]                          FORM 10-K

   [ x ]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                     For the Fiscal Year Ended March 31, 2002

                                       OR
   [   ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                     For the Transition Period from      to
                                                    ----    ----

                        Commission File Number: 000-6377

                         DREXLER TECHNOLOGY CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                               77-0176309
--------------------------------                           ---------------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                              Identification No.)

1077 Independence Avenue, Mountain View, CA                      94043-1601
-------------------------------------------                ---------------------
 (Address of principal executive offices)                        (Zip Code)

                                 (650) 969-7277
             ------------------------------------------------------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. [x] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

Based on the last trade price of the Company's Common Stock on The Nasdaq Stock Market on June 14, 2002, the aggregate market value of the voting stock held by non-affiliates of the registrant is approximately $206,271,000.

          Number of outstanding shares of Common Stock, $.01 par value, at June 14, 2002: 10,311,929

                    DOCUMENTS INCORPORATED BY REFERENCE: NONE

                                                                TABLE OF CONTENTS

                                                                                                                             PAGE

                                                                     PART I
Item 1.    Business
               Forward-Looking Statements.................................................................................     3
               General Development of Business............................................................................     3
               Narrative Description of Business..........................................................................     5
                  LaserCard(R) Optical Memory Cards........................................................................    5
                     Optical Data Storage.................................................................................     5
                     The Drexon(R) Laser Recording Medium..................................................................    5
                     LaserCard Applications...............................................................................     5
                     Reading and Writing the Cards........................................................................     6
                     Data Storage Capacity................................................................................     6
                     Prerecording.........................................................................................     7
                     Card Durability......................................................................................     7
                     Card Security........................................................................................     7
                     International Standards..............................................................................     9
                  LaserCard(R) Products...................................................................................     9
                     Card Manufacturing...................................................................................     9
                     Product Evolution....................................................................................     9
                     Marketing............................................................................................    10
                     Software Products....................................................................................    10
                     Optical Card Read/Write Drives and Peripherals.......................................................    12
                  Competition.............................................................................................    12
                     IC Cards.............................................................................................    13
                     Other Card Products..................................................................................    13
                     Other Optical Memory Cards and Equipment.............................................................    13
                  Licensing...............................................................................................    14
                  Other Matters...........................................................................................    15
                     Research and Engineering Expenses....................................................................    15
                     Patents..............................................................................................    15
                     Trademarks...........................................................................................    16
                     Employees............................................................................................    16
                     Backlog..............................................................................................    16
                     Financial Information About Geographic Areas.........................................................    16
                  Factors that May Affect Future Operating Results........................................................    17
Item 2.    Properties.....................................................................................................    19
Item 3.    Legal Proceedings..............................................................................................    19
Item 4.    Submission of Matters to a Vote of Security Holders............................................................    19

                                                                     PART II

Item 5.    Market for the Registrant's Common Stock and Related Stockholder Matters.......................................    20
Item 6.    Selected Financial Data........................................................................................    21
Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations..........................    22
Item 7A.   Qualitative and Quantitative Disclosures about Market Risk.....................................................    29
Item 8.    Consolidated Financial Statements and Supplementary Data.......................................................    30
               Reports of Independent Accountants.........................................................................    30
               Consolidated Financial Statements..........................................................................    32
               Notes to Consolidated Financial Statements.................................................................    36
               Quarterly Financial Information (Unaudited)................................................................    44
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...........................    45

                                                                     PART III

Item 10.   Directors and Executive Officers of the Registrant.............................................................    46
Item 11.   Executive Compensation.........................................................................................    47
Item 12.   Security Ownership of Certain Beneficial Owners and Management.................................................    49
Item 13.   Certain Relationships and Related Transactions.................................................................    51

                                                                      PART IV

Item 14.   Exhibits, Financial Statement Schedule, and Reports on Form 8-K................................................    52
Signatures ...............................................................................................................    56


                                                                         2

                                     PART I

ITEM 1.  BUSINESS

     FORWARD-LOOKING STATEMENTS. When used in this report, the words "expects," "anticipates," "believes," "estimates," "plans," and similar expressions are intended to identify forward-looking statements. These statements, including expectations as to deferred revenue and gross profit as a result of the restatement of financial information discussed in Item 7; statements as to expected benefits of the Company's direct control of the read/write drive assembly and design and the Company's research and engineering efforts, including the expected development of lower cost drives, customer-optimized drive systems, and drive systems with advanced security features; the need for and efforts to develop read-only drives and new read/write drives and software products; the Company's efforts to recruit new value-added resellers (VARs) or licensees and eliminate nonproductive VARs; the adequacy of inventory; anticipated orders from the Company's U.S. government subcontract; expected delivery volumes for the 2003 and 2004 fiscal years; expectations regarding revenues, margins, expenses, capital resources, capital expenditures and investments, and the Company's deferred tax asset and valuation allowance; potential reductions of federal tax cash payments due to current Company tax benefits; the effects of read/write drive prices on gross profits from read/write drive sales; the Company's estimates for the level of sales of drives that would be necessary to achieve a gross profit at current prices; expectations regarding the market for read/write drives, read/write drive prices, and inventory of drives and parts; statements as to card delivery volumes; current and potential customers, applications, or market segments for optical memory card products; the Company's plans and expectations regarding the growth of its manufacturing capacity and expected card yields therefrom; and expectations regarding market growth and product demand, including the expected emergence of opportunities for the Company's products in Canada, China, India, Italy, Macedonia, Mexico, and Saudi Arabia and further opportunities in expansion of current U.S. government ID card programs are subject to risks and uncertainties that could cause actual results to differ materially from those projected.

     These risks and uncertainties include, but are not limited to those risks discussed below, as well as the impact of litigation or governmental or regulatory proceedings; Arthur Andersen LLP's ability to timely consent to including the restated financial information in the Company's SEC filings; the Company's ability to initiate and grow new programs utilizing the Company's card products; the Company's reliance on VARs and licensees to generate sales, perform customer system integration, and develop application software; risks associated with doing business in and with foreign countries; potential manufacturing difficulties and complications associated with increasing manufacturing capacity of cards and drives; uncertainties associated with the design, development, manufacture, and deployment of optical card drives and systems; reliance on single-source and limited-source suppliers for certain components and raw materials; customer concentration and reliance on continued U.S. government business; lengthy sales cycles; manufacturing difficulties; general economic trends; the unpredictability of customer demand for products and customer issuance and release of corresponding orders; the U.S. government's right to withhold order releases, reduce the quantities released, and extend delivery dates; the impact of technological advances and competitive products and the ability of the Company or its customers to develop software and integrate optical card systems with other technologies; and the risks set forth below in the section entitled "Factors That May Affect Future Operating Results."

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

GENERAL DEVELOPMENT OF BUSINESS

     Headquartered in Mountain View, California, Drexler Technology Corporation develops, manufactures, and markets optical data storage products and systems featuring LaserCard(R) optical memory cards and chip-ready Smart/Optical(TM) cards. Drexler-made LaserCard(R) optical memory cards are used for "digital governance" applications such as immigration, visas, cargo manifests, motor vehicles, pay-per-use systems, and ID/access; and other digital read/write card applications. LaserCard Systems Corporation (LSC), a wholly owned subsidiary of Drexler Technology, makes optical card read/write drives, develops optical card system software, and markets optical cards, related data systems, and peripherals. Drexler Technology was incorporated under the laws of the State of California on July 23, 1968, and was reincorporated as a Delaware corporation on June 24, 1987. Throughout this report, the "Company" refers to Drexler Technology Corporation and subsidiaries.

     The LaserCard optical memory card is an updatable, laser recordable, computer readable, nonvolatile, credit-card sized, data storage card--invented, patented, developed, and manufactured by the Company. It contains a reflective stripe of laser-recording material called Drexon(R), a Company invention. Along with its ability to record, update, and store up to 4 megabytes of digital data, this unique card offers multiple data-security features, can be carried in a wallet, and is highly resistant to counterfeiting and data tampering. This makes the LaserCard ideal for portable, recordable, secure, cumulative data storage.

     The Company's LaserCard product line currently consists of optical memory cards, optical card read/write drives, optical card data systems, chip-ready hybrid Smart/Optical(TM) cards, and related system software and peripherals. The Company's products are sold mainly through value-added reseller (VAR) companies and card-distribution licensees that develop commercial applications for LaserCard products. Target markets are domestic and foreign government programs, identification cards, and medical, transportation, pay-per-use, and electronic commerce applications, among others. Company revenues also include fees from the occasional sale of patent licenses.

     Originally a supplier of photomasks to the semiconductor industry, the Company gradually transitioned its business into optical memory cards over a number of years of research, product development, production engineering, marketing, and licensing. After several years of moderate-sized orders, the breakthrough order for LaserCard optical memory cards came in February 1997 in the form of a $7.1 million order for Permanent Resident Cards (Green Cards) to be issued by the United States Immigration and Naturalization Service (INS). This initial order was followed by a series of card orders for INS Green Cards and U.S. Department of State "Laser Visa" border crossing cards: a $6.4 million order in December 1997, a $3 million order in November 1998, a $7.5 million order in May 1999, a $6.8 million order in December 1999, and a U.S. government subcontract awarded in June 2000, with an authorized maximum of $81 million for up to 24 million cards over a period of up to five years. Under this latest subcontract, 4.4 million cards have been shipped as of March 31, 2002. In fiscal 2002, this subcontract resulted in card purchase orders of $3.8 million in July 2001, $4.8 million in September 2001, and $10.4 million in January 2002, which is the Company's largest card order to date. Including this subcontract and the earlier card orders, approximately 12 million U.S. and Mexican residents have received the Company's optical memory cards since 1997, in the form of either Green Cards or Laser Visas. It is estimated that the population of North American LaserCard holders is growing at an average rate of about 300,000 individuals per month.

     Government, commercial, and trial applications for the LaserCard include the following:

     o    United States INS Green Cards
     o    United States Department of State Laser Visa border crossing cards
     o    Electronic commerce debit cards/pay-per use cards
     o PC-like hybrid "smart cards" (chip/optical) for multi-function applications
     o    Tamper-resistant ID cards
     o    Licenses, permits, vehicle registration cards
     o    Medical record cards

     For the fiscal year ended March 31, 2002, the Company sold approximately
5.6 million LaserCard optical memory cards. The Company's multi-million card manufacturing plant, located in Mountain View, California, is designed to permit expansion of production capacity in steps, up to an estimated capacity of approximately 25 million optical memory cards per year, depending upon card type and color-printing specifications. Please see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," regarding current card production capacity.

     Item 8, "Consolidated Financial Statements and Supplementary Data," contains industry segment information.

NARRATIVE DESCRIPTION OF BUSINESS

LASERCARD(R) OPTICAL MEMORY CARDS

OPTICAL DATA STORAGE

     Optical data storage systems use a beam of laser light to write and read information. This information is stored digitally in a binary code of "1" or "0" bits that are represented by either the presence or absence of a physical "spot" on the recording surface. The difference in reflectivity between the background surface and the individual spot is measured by a light-sensing device and converted into an electrical signal. These signals are then translated by a microprocessor into text, graphics, sound, and pictures (including facial images and other biometric identifiers). Using optical data storage, a large amount of data can be stored on a relatively small surface area since the digital data spots are microscopic in size.

THE DREXON(R) LASER RECORDING MEDIUM

     The Drexon(R) laser recording medium was invented and patented by the Company for optical data storage. It consists of a thin, organic film or colloidal matrix that contains a thin layer of microscopic silver particles. Using proprietary and patented processes, the Drexon material is produced by chemical conversion of photographic emulsions, creating a reflective recording surface. As described under "Prerecording," Drexon allows data to be laser recorded, prerecorded using photolithography, or both.

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

     Thus, although the Drexon material is not physically erasable like magnetic storage media, Drexon can be corrected and updated at any time and has the important audit trail feature that magnetic media does not have. Data can be read at any time (read many times), allowing access to newly recorded data and to the audit trail. The permanent audit trail inhibits data tampering and is of fundamental importance for high security identification card applications.

     Because the Drexon material is a nonvolatile data storage medium, it is not vulnerable to data loss or damage when exposed to X rays, electronic signals, or magnetic fields. Additionally, because the surface of the Drexon material is reflective, it can hold eye readable, laser engraved, low reflectivity images (such as photographs, text, and graphics) that can be viewed and verified without special equipment, or readers. Also see "Card Security."

     To form LaserCard optical memory cards, the Drexon laser recording material is encapsulated within layers of polycarbonate plastic (laminated using electron-beam equipment) and then die cut into card shape. The resulting LaserCard conforms to international standards for size, thickness, and flexibility. The typical wholesale price to VARs per basic card is under $4 when the cards are ordered in hundreds of thousands, and even lower in cost when larger quantities of basic cards are ordered.

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

     A government-issued, card-based authorization or "license" is a formal permission, privilege, or right from a federal, state, city, or foreign government or agency, such as in the following current and nascent optical card programs:

     o The current U.S. Green Card, or Permanent Resident Card, made by the Company and issued by the INS, permits approved foreign workers to reside and be employed in the United States.

     o The current LaserVisa border-crossing card, made by the Company and issued by the United States Department of State, permits Mexican citizens to visit and shop in the United States (within 25 miles of the U.S. border) for up to 72 hours.

     o In a planned national ID card application in Italy, the card would identify the holder as a citizen and confer upon the holder all the rights and privileges to which a citizen is entitled (welfare, medical benefits, etc.).

     o Three of India's 26 states have issued requests for proposals related to smart optical cards for motor vehicle registration for the purpose of inhibiting motor vehicle theft and preventing operators of trucks and buses from making counterfeit licenses. These programs call for vendor financing, which will determine if and when they will be implemented.

     o In a trial program, building construction LaserCard licenses have been issued in certain cities in China to prevent counterfeit licenses from being used.

     A company-issued, card-based authorization or "license" is a formal permission or right related to a commercial application, for example:

     o In an existing application, some of the VISX, Incorporated laser eye-surgery equipment uses LaserCard optical memory cards as pay-per-use cards to initiate vision correction surgical procedures.

     o For a potential application, the Company is developing a LaserCard program under which frequent travelers would receive privileges.

READING AND WRITING THE CARDS

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

     The amount of information that can be stored on the LaserCard varies depending upon the type of digital file, file compression algorithm, formatting parameters, and data encoding sector size. Typically, a 4.1 megabyte LaserCard can store more than 1,200 digital text pages or 200 scanned text pages. If the LaserCard is used in a transaction-based application (payment cards, access cards), more than 35,000 transactions could be recorded.

     The 4.1 megabyte LaserCard has a hundred times the storage capacity of a 32 kilobyte integrated circuit (IC) smart card and over 10,000 times the capacity of a magnetic-stripe card.

PRERECORDING

     Another feature of the LaserCard is its recordability both during and after the card manufacturing process. Since photographic film is the base material from which Drexon is made, photolithography is used during the manufacturing process to prerecord optical digital data, graphics, and formatting such as tracks and other indicia, while the film is still photosensitive. Later, after the film is chemically processed to become Drexon media and is made into cards, data can be laser recorded or updated at any time--even over a period of years (such as a health history card).

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

     The longest running LaserCard programs have been the U.S. Department of Defense "Automated Manifest" card (since 1993) and the VISX, Incorporated eye surgery system VisionKey(R) card (since 1992).

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

     o It can be upgraded time and again to deter data tampering and high-tech counterfeiters.

     o It can store PC-readable (digitized) face photographs, signatures, biometric data, and text.

     o It can permanently contain an "audit trail" of all digital data recorded on the card--even data that is thought to be "erased" by the user.

     o It can utilize a patented process of uniquely laser-engraving an "eye-readable" image of the cardholder's face, biographic data, signature, document number, and card expiration date.

     o It can have a unique, laser-engraved, sequential identification number.

     o It can store precise, high-resolution microimages during the card manufacturing process--for example, images of all U.S. presidents and all state flags, as in the Department of State (Dos) and INS cards.

     o It can store digital certificates, digital signatures, and public and private cryptographic keys based upon public key infrastructure for use with the Internet, intranets, or extranets for verifying identity.

     BIOMETRICS, DIGITIZED PHOTOS, PINs, AND DEDICATED SYSTEMS. Various computer-readable security safeguards that can be used with the LaserCard optical memory card include many biometric identifiers on the same card--such as digitized iris or retina scans, signatures, fingerprints, and hand geometries; digitized color photographs; biographic data; and one or more personal identification numbers (PINs). Combinations of these and other security features can be recorded onto the card when it is initialized by the card issuer, for later authentication of the card when it is in actual use. Also, the Company can factory-prerecord dedicated interface codes onto the cards' embedded optical memory stripe so that cards without these codes will not function in dedicated equipment, or vice versa.

     DATA SEGMENTATION, SECURITY SOFTWARE, AND ENCRYPTION. If desired, data storage on the LaserCard can be segmented by type of information stored (for example, patient records separated from insurance information or pharmacy records) so that access to each type of data can be controlled separately. In addition, software products are available that can be used with the LaserCard to protect computer-based data against unauthorized access. Further, for applications that warrant cryptography, all data can be recorded onto the LaserCard using data encryption algorithms. The Company's hybrid, PC-like Smart/ Optical(TM) card--with a microprocessor and over 1 megabyte of updatable optical memory--could be used to store digital signatures, digital certificates, and cryptographic keys such as public key infrastructure for Internet e-commerce, as well as multi-application programs and software upgrades.

     AUDIT TRAIL. Because the LaserCard contains an updatable, nonvolatile WORM memory (write-once, read-many times) that is recorded permanently, the card can hold a complete audit trail of data, changes, updates, and deletions. This can be achieved using software--to allow access to previously recorded files and, if desired, to record all attempts to access data from the LaserCard.

     MATCHING, EYE READABLE IMAGES. The LaserCard uniquely offers this key security feature for maximum counterfeit-resistance. Cardholder-specific information (typically, the cardholder's face photograph, name, signature, number, or other identifying information) is laser-engraved onto the card's reflective stripe (through the card's protective transparent polycarbonate layer). These laser-engraved visual images provide an ultra-secure, matching reference to the identical cardholder-specific images thermally printed elsewhere on the card. These permanent, eye readable, laser-engraved images are recorded when the card is issued, using a specially programmed, standard optical card read/write drive. The United States INS and Department of State both currently use this visual image technology. For high-speed checking of cards at the United States/Mexico border, the eye-readable, laser-engraved images facilitate the immigration inspectors' job of quickly verifying cards.

     MICROPRINTING, THERMAL PRINTING, AND OTHER SECURITY ADD-ONS. Using photolithography, microimages (readable with magnifiers) can be factory prerecorded onto the LaserCard's optical stripe as further deterrents against counterfeiting. Examples include complex optical watermarks, emblems, seals, and logos. Later, using digital identification technology and commercially available thermal printers, visual data and images can be thermally printed directly onto the back of the LaserCard at the time the card is initialized (i.e., during card issuance). Visual data could include the cardholder's name and address, a face photograph (in full color or black and white), signature, or other information. Various other security options that can be added to the LaserCard include conventional holograms, OCR-B (optical character recognition), bar codes, serial numbers, etc.

INTERNATIONAL STANDARDS

     Standardization of optical memory cards allows interchange of the digital information encoded on the cards and facilitates compatibility among optical memory card systems. The Company participates in optical card standards activities in the United States and internationally. The standard format under which the Company's optical memory cards operate is called the DELA Standard (so named by the Drexler European Licensees Association). Shown below is the current status of optical memory card standards under ISO/IEC (the International Organization for Standardization/International Electrotechnical Committee) and ANSI (the American National Standards Institute). The LaserCard optical memory card system, featuring the DELA Standard format, complies with all of the documents listed.

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

     o ISO/IEC 11694-3 (2001) describes the optical properties and characteristics of the card and provides the technical specifications which allow interchange. This approved international standard was published in 1995.

     o ISO/IEC 11694-4 (2001) describes the logical data structure on the card and defines the method of writing and reading card data. This approved international standard was published in 1996.

     o In the United States, ANSI has adopted all of the above ISO Standards as ANSI/ISO Standards.

LASERCARD(R) PRODUCTS

CARD MANUFACTURING

     LaserCard optical memory cards are manufactured by the Company in Mountain View, California. The optical memory card manufacturing plant is designed to permit step-by-step expansion of production capacity, depending upon type of card, color-printing specifications, and numerical serialization requirements. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" regarding card production capacity. The Company produced and sold approximately 5.6 million cards in fiscal 2002, 5.9 million cards in fiscal 2001, and 4 million cards in fiscal 2000. The Company also produces additional quantities of cards for distribution at trade shows as marketing samples.

     To maintain adequacy of raw material supplies, the Company attempts to establish ongoing relationships with principal suppliers and obtains information about alternate suppliers. The Company maintains raw materials inventory levels that take into account current expected demand, order-to-delivery lead times, supplier production cycles, and minimum order quantities. To enable the Company to plan raw material inventory levels, quotes to potential customers generally provide for certain advance payments upon placing purchase orders with the Company.

PRODUCT EVOLUTION

     The Company continues to add features to its optical memory card products, making them much more than simple, digital data storage devices. The Company has enhanced its optical memory card manufacturing capabilities to meet evolving international standards and, for some applications, to add security printing, sequential serial numbers, bar coded data, laser-engraved eye-readable images, signature panels, and magnetic stripes onto the cards, if specified. In addition, "chip ready" optical memory cards can be purchased from the Company, for insertion of IC chips to create PC-like, hybrid Smart/Optical(TM) cards. The Company intends to continue its research and development efforts to evolve its products and services to meet changing market needs or to create new markets for optical cards.

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

     During fiscal 2002, the Company sold LaserCard products or provided services to approximately 32 customers located in seven states and 15 foreign countries. Due to the Company's large U.S. government and commercial orders during the past three fiscal years, sales of the Company's LaserCard products in the U.S.A. were 95% of net sales for fiscal 2002, 85% of net sales for fiscal 2001, and 97% of net sales for fiscal 2000. However, the Company believes that international markets will be an important source of product sales and license revenue in the future. Substantially all foreign product sales have been made through VARs and licensed distributors.

     LaserCard marketing operations are conducted through the Company's offices in California, New York, and France, and through the LaserCard Systems Web site at www.lasercard.com, which supports worldwide marketing activities. The Company's marketing staff, general management, and technical personnel work closely with customers. LSC also provides customer technical support related to optical card system integration, software, sales, and maintenance. This technical support is provided by a staff of software, engineering, and administrative professionals.

     MARKETING FOCUS. In addition to its focus on U.S. homeland security programs such as the INS Green Card and U.S. Department of State Laser Visa card, the Company plans to continue pursuing card markets and applications such as:

     o Foreign government visa, passport, identification, motor vehicle registration, and building construction permit programs; medical record card applications; multi-function card programs involving financial transactions; and high security, high value, electronic commerce over networks, including the Internet.

     o Multi-application cards for frequent airline travelers to obtain services at airports.

     o Pay-per-use LaserCard "tickets" for scheduling, queuing, setting time limits, and maintaining a time-and-date log of utilization of an item--such as equipment, machinery, facilities, or system, where the users pay the lessor or licensor only when the item is actually utilized (minutes, hours, days, weeks).

SOFTWARE PRODUCTS

     The Company believes that its proprietary optical memory card software provides a strong competitive advantage in developing digital governance markets. The Company's system software consists of optical memory card interface software/device drivers, file systems, software development tools, demonstration software, and an application software program. To date, the Company's software development has been completed concurrent with the establishment of technological feasibility and, accordingly, all software development costs have been charged to research and engineering expense in the accompanying statements of income.

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

OPTICAL CARD READ/WRITE DRIVES

     Optical memory cards are used in conjunction with a card read/write device (drive) that connects to a personal computer. The price, performance, and availability of read/write drives are factors in the commercialization of optical cards. The Company sells read/write drives to VARs and other customers for less than three thousand dollars per unit, and these units generally include the Company's interface software/device drivers. In fiscal 2002, the prices were reduced by 20% for typical purchase quantities.

     During fiscal 2000, the Company established in-house capabilities in read/write drive assembly and design. Previously, the Company purchased assembled drives from a licensee in Japan, Nippon Conlux Co., Ltd. ("Conlux"), which was a sole supplier of the drives. The Company completed the acquisition for cash of Conlux's read/write drive manufacturing facility (manufacturing tooling, equipment, etc.), transferred the facility to Mountain View, California, and is producing drives locally. Initially, the Company purchased sets of parts from Conlux for assembly in the United States. Currently, the Company purchases read/write drive parts from vendors it has qualified.

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

PERIPHERALS

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

COMPETITION

     The Company's optical memory cards compete with optical memory cards made by a licensee (Optical Memory Card Business Corporation) and with other types of portable data storage cards and technologies used for the storage and transfer of digital information. These alternatives may include integrated circuit (IC) cards, 2-dimensional bar code cards and symbology cards, magnetic-stripe cards, CD-read only cards or recordable cards, PC cards, and small, digital devices such as data-storage keys, tokens, finger rings, and small cards and tags. The financial and marketing resources of some of the competing companies are greater than the Company's resources.

     Competitive product factors include system/card portability, interoperability, price-performance ratio of cards and associated equipment, durability, environmental tolerance, and card security. Although the Company believes its cards offer key technological and security advantages, the current price of optical card read/write drives is a competitive disadvantage to the Company in some markets because alternative technologies typically have lower priced drives. In addition, in countries where the telecommunications infrastructure is extensive and low cost, centralized databases and wide-area networks may limit the penetration of optical memory cards. These trends toward Internet, intranet, and remote wireless networks will preclude some potential applications for the Company's cards but, on the other hand, may create market opportunities in other areas such as information security and card personalization via the Internet.

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

     IC CARDS. The LaserCard competes in some applications, such as the identification card market, with cards that contain an integrated circuit (IC) microprocessor and memory. These are known as "smart cards," "IC cards," or "chip cards." The IC card is more vulnerable to tampering and can be more easily damaged in everyday use, whereas the Company's card construction and the use of polycarbonate plastic make the LaserCard more rugged. Also, a 32-kilobyte IC card can store less than 2% of the amount of data storable on a LaserCard optical memory card.

     IC card prices and performance vary widely. The IC card uses a much lower cost read/write drive than is used with an optical card, whereas a typical smart card containing a 32-kilobyte IC and a microprocessor is higher priced than the Company's 4.1 megabyte optical memory card. Because of their low-priced read/write drive, IC cards containing a 32-kilobyte IC and a microprocessor are particularly competitive in systems using one-card per read/write drive and in the markets for financial-transaction and telephone systems. The IC card was invented five years before the LaserCard and has a greater installed base outside of North America. Low-storage capacity IC cards are currently used as telephone cards and point-of-sale cards, particularly in Europe. Low-storage capacity cards for telephones and for bank debit/cash card systems are not markets for the Company's cards. However, for multi-function applications, the Company currently offers "chip ready" optical cards to which an IC can be added, creating a PC-like, hybrid smart card, called a Smart/Optical(TM) card.

     OTHER CARD PRODUCTS. Read/write magnetic-stripe cards and read-only memory cards such as 2-dimensional bar code cards and symbology cards are lower priced and compete with the Company's read/write optical memory cards for certain markets, such as identification cards. However, the Company's cards have significantly higher storage capacity and offer unique security features to deter counterfeiting and data tampering. Commercial magnetic-stripe cards are relatively easy to duplicate and, because they are erasable and rerecordable, are highly susceptible to unauthorized erasure and alteration. Two-dimensional bar codes on cards and other symbology cards store relatively small amounts of data compared to the LaserCard and are not recordable/updatable after they are issued. Moreover, some of these alternative technologies--such as magnetic stripes, IC chips, and bar codes/symbology--can be incorporated into the Company's optical memory cards, thereby adding additional performance features to the LaserCard. In 2000, a small company announced it was developing a 5 megabyte magnetic card. However, the Company believes that magnetic-based cards (which are easily erasable) probably would not have the high security features/audit trail required for government ID cards or the security and audit trail features required for medical record cards. Experimental card technologies probably are under development at other companies.

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

     OTHER OPTICAL MEMORY CARDS AND EQUIPMENT. Under a royalty-bearing license from the Company, Optical Memory Card Business Corporation (OMCBC), a Japanese company, makes and sells optical memory cards in competition with the LaserCard. Another Japanese company, Canon Inc., also purchased a license from the Company to make optical memory cards and equipment; however, Canon apparently is no longer actively selling these products. Japan-based Olympus Optical Co., also a licensee of the Company, has produced its own optical card equipment, although it is not believed to be doing so currently, and has purchased cards from OMCBC, which Olympus partially owns.

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

     The Company produces ISO/DELA format cards and read/write drives. Dai Nippon Printing Co., Ltd. (the principal owner of OMCBC) produces optical memory cards using the ISO/SIOC format, in addition to cards using the ISO/DELA format, and is capable of producing the nonstandard Olympus format. At least several times as many ISO/DELA cards have been manufactured and sold than ISO/SIOC format cards. Nevertheless, ISO/SIOC format cards and read/write drives have been sold in competition with Company products, and the marketing resources of Dai Nippon Printing, Canon, and Olympus Optical are substantially greater than those of the Company. The Company also believes that it currently offers competitive advantages in areas such as system integration, system software, customer support services, and as the only company that manufactures both optical memory cards and read/write drives.

     More than five years ago, a number of firms disclosed the development of alternative optical cards, including Asahi Chemical, Polaroid, Sony, and Toppan Printing. However, the Company is not aware of any current optical memory card-related commercial activities by those firms. During the past several years, prerecorded read-only optical cards functioning with CD players have been used as high-data capacity, 1.2-millimeter thick, "business cards" containing promotional materials. On June 12, 2000, Philips, Sony, and Taiyo Yuden announced a customer-recordable version of these thick, rigid, promotional-data cards based upon the widely used CD-recordable format; however, they do not meet the ISO Standards for either credit cards or identification cards. Also in 2000, it became known that a small company is developing a high-data capacity, ultraviolet-laser recordable, read-only, optical memory disk and optical memory card that would be read with a second laser operating in the visible or near-infrared wavelength. That company's news releases imply a primary focus on disks.

LICENSING

     The Company has developed a portfolio of U.S. and foreign patents which have generated a total of over $40 million in license fee revenues through license agreements related to optical memory cards, equipment for using the cards, optical data storage, and other aspects of the Company's patents. The Company presently offers nonexclusive, royalty bearing licenses for optical card read/write drive manufacture, for assembly of read/write drives from kits, for optical card finishing using Company-supplied materials, and for card manufacturing. In the past, the Company also offered card distribution licenses to create distributors, in selected regions of the world, that can buy cards wholesale from the Company at prices lower than those charged to VARs.

     In the past, the Company sold two $10 million, nonexclusive, royalty bearing, patent licenses for optical memory card manufacture--one in fiscal 1989 to Canon Inc., and one in fiscal 1991 to Optical Memory Card Business Corporation (OMCBC), a Japanese company formed by four companies--Dai Nippon Printing Co., Ltd. along with three of the Company's read/write drive equipment licensees. OMCBC is a competitive manufacturer of optical memory cards and an alternate, second-source supplier to the Company's customers for optical cards that are compatible with the Company's cards.

     Fiscal 2000 license revenue included $119,000 realized from the sale of a license in Italy to assemble optical card reader/writers using parts kits supplied by the Company. Fiscal 2001 license revenue included $712,000 from the Italian read/write drive assembly license and $1,465,000 realized from the sale of a digital sound patent license. (See Note 6 to the Consolidated Financial Statements.) Fiscal 2002 license revenue included $1,206,000 recognized on digital sound patent licenses and $119,000 realized from the Italian read/write drive assembly license.

     The Company conducts its licensing efforts on a selective basis. The timing, number, type, and magnitude of future license sales, if any, cannot be predicted or inferred from past events. There is no assurance that any of the Company's patent licensing efforts will be successful.

OTHER MATTERS

RESEARCH AND ENGINEERING EXPENSES

     Research and engineering expenses were $3,045,000 for fiscal 2002, $2,370,000 for fiscal 2001, and $1,299,000 for fiscal 2000. See Item 7,
"Management's Discussion and Analysis."

PATENTS

     OPTICAL DATA STORAGE. As of March 31, 2002, the Company owned over 40 U.S. patents relating to optical data storage (including optical storage media, optical cards, formats, equipment, systems, software, the utilization of optical storage media, and e-commerce technology). Other U.S. patent applications have been filed, including five related to the field of e-commerce technology. Approximately 60 counterpart patents of certain U.S. patents are issued in various foreign countries. However, the Company owns certain U.S. patents as to which foreign counterparts have either not been filed or the examination process has been terminated without issuance of the foreign patents. From time to time, the Company elects to allow some of its U.S. or foreign patents to expire when maintenance fees become due, if the patents are deemed no longer relevant. In addition to its patents, the Company protects as trade secrets some refinements to the Drexon medium and cards and knowhow related to card production.

     The Company's U.S. patents have expiration dates ranging from 2002 to 2020, with the majority expiring during the first half of this period. Counterpart patents in foreign countries also expire during this period. Two of the three U.S. patents that expire in 2002 have counterpart patents that expire in 2005 in the following countries: Belgium, Canada, France, Germany, Israel, Japan, United Kingdom, Korea, and Spain. Under its license agreement with the Company for manufacture of optical memory cards, OMCBC's obligation to pay royalties to the Company for use of the licensed patents ceases on December 31, 2003. Canon's royalty obligations in connection with its licenses to manufacture optical memory cards and reading and writing equipment expire on December 31, 2008. however, Canon apparently is no longer actively selling these products. Other royalty-bearing licenses sold by the Company, related to equipment for reading and writing optical memory cards, provide for royalty payments to cease on the last expiration date of the licensed patents. Royalty payments to the Company from its licensees have not been significant to date. The Company cannot predict whether the expiration or invalidation of its patents would result in the introduction of competitive products which would affect its future revenues adversely.

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

     "PACKET WRITING" AND DRIVE-LETTER ACCESS METHOD FOR CD-R AND DVD-R DRIVES. In 1991, the Company was issued U.S. Patent 5,029,125 entitled, "Method of Reading and Writing Files on Nonerasable Storage Media." Counterpart patents were granted in Japan, Germany, France, the U.K., Italy, and Canada. The patent relates to methods of reading and writing data files on a nonerasable (and the equivalent) laser recordable optical disk and methods of transferring, inputting, and outputting data files within a computer system that utilizes both a computer memory and an optical disk, such as a CD-R or DVD-R disk. The system/software architecture used in the patented method facilitates the use of "packet writing" and drive-letter access and is applicable to various PC operating systems. The invention permits a number of separate laser recordings on a single track of an optical disk with minimum waste of data storage space for "overhead" functions. On June 5, 1997, the Optical Storage Technology Association (OSTA) announced the release of Universal Disk Format (UDF 1.5) which defines support for CD-R with Windows 95 and Windows NT. OSTA stated, "CD-R users who record disks in multiple sessions need to employ packet writing to avoid substantial loss of storage capacity." Avoiding such a loss of storage capacity was a significant objective of U.S. Patent 5,029,125 when filed March 7, 1989. The Company takes steps to protect its patents. During fiscal 1998 and fiscal 2001, more than two dozen companies were put on notice by the Company with regard to possible infringement of this patent.

TRADEMARKS

     LaserCard(R) and Drexon(R) are federally registered trademarks of Drexler Technology Corporation.

EMPLOYEES

     As of March 31, 2002, the Company and its subsidiaries employed 117 persons (including four executive officers). This workforce consisted of 105 persons in administration, marketing/sales, manufacturing, and research and engineering, plus 12 temporary personnel mainly for quality assurance inspection of cards. None of the Company's employees is represented by a labor union.

BACKLOG

     As of March 31, 2002, the backlog for LaserCard optical memory cards totaled approximately $16.4 million, consisting of approximately $11.1 million in firm card orders under card supply contracts, and approximately $5.3 million in cards produced and delivered to a secure, government-funded vault. Of the $11.1 million amount, 85% is for U.S. government Green Cards or Laser Visas under a U.S. government subcontract for the purchase of optical memory cards. Of the $5.3 million amount, all are Green Cards or Laser Visas produced under this subcontract. As of March 31, 2001, the backlog for LaserCard optical memory cards totaled approximately $12 million, consisting of approximately $6.2 million in firm card orders under card supply contracts, and approximately $5.8 million in cards produced and delivered to a secure, government-funded vault.

     Announced in June 2000, the Company's U.S. government subcontract has an authorized maximum of $81 million for up to 24 million cards, at an average selling price of about $3.23 per card, over a period of up to five years. The subcontract was received by the Company through a LaserCard VAR that is a U.S. government prime contractor, under a competitively bid, government procurement contract. The subcontract states that the U.S. government anticipates placing orders in units of at least one million optical memory cards per order. The subcontract provides for an initial one-year contract period and four additional one-year contract options. Deliveries commenced in September 2000, and 6 million cards have been delivered to the vault as of March 31, 2002, under this subcontract.

     The Company's U.S. government subcontract requires delivery to a secure, government-funded vault built on Company premises. Deliveries are made into the vault on a fixed schedule specified by the prime contractor. At the time the cards are delivered to the vault, title to the cards transfers to the government, the prime contractor is invoiced, and payment is due according to normal trade payment terms. However, revenue is recognized when the cards are shipped from the vault to the government unless the Company receives a fixed schedule, notification, or plan for shipments out of the vault to the government, in which case revenue would be recognized upon the latter of receipt of such fixed shipment schedule or delivery of the cards into the vault.

     As of March 31, 2002, the vault contained 1.7 million cards with a sales value of $5.3 million. The $5.3 million in sales value will be recorded as revenue and the associated costs will be recorded in cost of sales when the cards are shipped unless the Company receives a fixed schedule, notification, or plan for shipments out of the vault to the government, in which case revenue would be recognized upon receipt of such fixed delivery schedule. The 1.7 million cards are owned by the U.S. government and are not included in inventory on the Company's consolidated balance sheets. The net of the revenue value of $5.34 million and the $2.48 million cost is recorded as deferred gross profit in the amount of $2.86 million on the consolidated balance sheets.

FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS

     Financial information about geographic areas is described in Note 4 to Item 8, "Consolidated Financial Statements and Supplementary Data."

FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

     DEPENDENCE ON LIMITED NUMBER OF CUSTOMERS - WE DEPEND ON A LIMITED NUMBER OF CUSTOMERS, AND THE LOSS OF THESE CUSTOMERS OR SIGNIFICANT REDUCTIONS IN THEIR ORDERS WOULD CAUSE REVENUES TO DECLINE. We are heavily dependent on U.S. government orders for INS Green Cards and Department of State Laser Visa cards, representing 75% of our fiscal 2002 revenues. These two programs provide the largest component of our currently anticipated card production. As is the case in all U.S. government procurement, the government reserves certain rights, such as the right to withhold releases, to reduce the quantities released, extend delivery dates, reduce the rate at which cards are issued, and cancel all or part of its orders. Our U.S. government card deliveries depend upon the issuance of corresponding order releases by the government, and we believe that these orders will continue in accordance with our government subcontract. Losses would occur if both of our largest U.S. government programs were to be delayed, canceled, or not extended and not be replaced by other card orders or other sources of income, or if increases in product revenues or licenses do not keep pace with increased marketing and R&D expenditures. VISX, Incorporated, a non-government customer of ours since 1992, represented 7% of our fiscal 2002 revenues. Although some of its LaserCard-equipped surgery systems continued to use our optical memory cards in fiscal 2002, VISX does not employ LaserCard drives for system activation of its currently produced laser eye-surgery equipment. This had an adverse effect on our revenue levels in fiscal 2001 and 2002.

     LENGTHY SALES CYCLES - SINCE THE SALES CYCLE FOR OUR PRODUCTS IS TYPICALLY LONG AND UNPREDICTABLE, WE HAVE DIFFICULTY PREDICTING FUTURE REVENUE GROWTH. Initial product sales to value-added resellers and other customers are generally in small quantities, for evaluation purposes and trial programs. Obtaining substantial, follow-on orders from these customers usually involves a lengthy sales cycle, requiring marketing and technical time and expense with no guarantee that substantial orders will result. This long sales cycle results in uncertainties in predicting operating results, particularly on a quarterly basis. In addition, since our major marketing programs involve the U.S. government and various foreign governments and quasi-governmental organizations, additional uncertainties and extended sales cycles can result. Contributing factors include government regulations, bidding procedures, budget cycles, and other factors that influence governmental policy-making and procurement.

     EXPANSION OF CARD MANUFACTURING CAPACITY - WE COULD EXPERIENCE EQUIPMENT, RAW MATERIAL, QUALITY CONTROL, OR OTHER PRODUCTION PROBLEMS UNDER VERY HIGH-VOLUME PRODUCTION. There can be no assurance that we will be able to meet our maximum projected card manufacturing capacity of up to 25 million optical memory cards per year, if and when customer orders reach that level. We have made and intend to continue to make significant capital expenditures to expand our card manufacturing capacity. However, since customer demand is difficult to predict, we may be unable to ramp up our production quickly enough to timely fill new customer orders. In addition, if we overestimate customer demand, we could incur significant costs relating to excess capacity. When purchasing raw materials for our anticipated optical card demand, we take into consideration the order-to-delivery lead times of vendors and the economic purchase order quantity for such raw materials. If we over-estimate customer demand, excess raw material inventory can result.

     OPTICAL CARD RAW MATERIALS--SOURCES OF SUPPLY - IF WE ARE UNABLE TO BUY RAW MATERIALS IN SUFFICIENT QUANTITIES AND ON A TIMELY BASIS, WE WILL NOT BE ABLE TO DELIVER PRODUCTS TO CUSTOMERS ON TIME. As a result, we could lose customers, and revenues could decline. We depend on sole source and limited source suppliers for optical card raw materials. The ability to produce optical memory cards in high volume in our card manufacturing plant is dependent upon maintaining sources of supply of certain materials. Such materials include special photographic films which are commercially available solely from Eastman Kodak Company, of the United States; we believe that Kodak will continue to supply such photographic films to us on a satisfactory basis and in sufficient quantities. Plastic films used in optical memory card production are available from one supplier in the U.S. and from multiple foreign suppliers. Processing chemicals, inks, bonding adhesives, and packaging materials are obtained from various U.S. and foreign suppliers.

     PRODUCTION OF READ/WRITE DRIVES; PARTS/COMPONENTS; INVENTORY LEVELS - AN INTERRUPTION IN THE SUPPLY OF READ/WRITE DRIVE PARTS OR DIFFICULTIES ENCOUNTERED IN READ/WRITE DRIVE ASSEMBLY COULD CAUSE A DELAY IN DELIVERIES OF DRIVES AND OPTICAL MEMORY CARDS AND A POSSIBLE LOSS OF SALES, WHICH WOULD ADVERSELY AFFECT OUR OPERATING RESULTS. We maintain an inventory of read/write drives and sets of drive parts that we believe are adequate to meet customer demand. However, several major components are custom designed specifically for the read/write drive. For example, the optical recording head for the current drive is a custom part obtained from one supplier; and at current production volumes, it is not economical to have more than one supplier for this custom component. We have not yet needed to establish drive manufacturing capability for high-volume output levels. The ability to produce read/write drives in high-volume production, if required, will be dependent upon maintaining or developing sources of supply of components that meet our requirements for high volume, quality, and cost. In addition, the we could encounter quality control or other production problems at high-volume production of read/write drives. Purchases of read/write drive parts are made in quantities that exceed the historical annual sales rate. Therefore, based upon the fiscal 2002 sales quantity, we have more than one-year's supply of read/write drive parts on hand. We purchase read/write drive parts for our anticipated read/write drive demand and take into consideration the order-to-delivery lead times of vendors and the economic purchase order quantity for such parts. At March 31, 2002, read/write drive parts and finished goods inventory totaled $3.4 million compared with $2.2 million at March 31, 2001. During fiscal 2003, we expect to purchase an additional $500,000 in read/write drive parts necessary to complete the currently planned production of drives. Including about 585 drives in finished goods inventory, approximately 800 read/write drives of the current design can be assembled from this parts inventory. We believe there is a market for the read/write drives. However, since potentially lower cost read/write drive designs may become available from us before the parts are utilized, a portion of this inventory could be written down if we determine that the market price of drives would need to be reduced for the read/write drive design containing those parts.

     PRICE OF READ/WRITE DRIVES - IF WE ARE UNABLE TO PRODUCE AND SELL READ/WRITE DRIVES IN VOLUME AND AT PRICES COMPETITIVE WITH ALTERNATE TECHNOLOGIES, OUR OPERATING RESULTS COULD BE HARMED. The price of read/write drives is an important factor in the commercialization of optical cards. Prior to fiscal 2002, we had been selling read/write drives for less than three thousand dollars per unit in quantities of six or more, and these units generally include our interface software/device drivers. In fiscal 2002, we reduced the selling price for these read/write drives by about 20% for typical purchase quantities in an effort to develop a broader market and customer base for LaserCard optical memory cards. Also, we have undertaken product development programs for a new, upgraded, potentially less expensive read/write drive and a read-only drive. However, there can be no assurance that these development programs will be successful, that production of any new design will occur in the near term, or that significantly lower prices and higher volume sales will result.

     TECHNOLOGICAL CHANGE - IF WE ARE UNABLE TO ADAPT TO TECHNOLOGICAL CHANGES IN THE DATA CARD INDUSTRY AND IN THE INFORMATION TECHNOLOGY INDUSTRY GENERALLY, WE MAY NOT BE ABLE TO EFFECTIVELY COMPETE FOR FUTURE BUSINESS. The information technology industry is characterized by rapidly changing technology and continuing product evolution. The future success and growth of our business will require the ability to maintain and enhance the technological capabilities of the LaserCard product line. There can be no assurance that the products currently sold or under development will remain competitive or provide sustained revenue growth.

     PATENT PROTECTION - IF WE FAIL TO PROTECT OUR INTELLECTUAL PROPERTY RIGHTS, COMPETITORS MAY BE ABLE TO USE OUR TECHNOLOGIES, WHICH COULD WEAKEN OUR COMPETITIVE POSITION, REDUCE REVENUES, OR INCREASE COSTS. We rely on a combination of patent, trademark, and trade secret laws, confidentiality procedures and licensing arrangements to establish and protect our proprietary rights. Our existing and future patents may not be sufficiently broad to protect our proprietary technologies. Despite our efforts to protect proprietary rights, policing the unauthorized use of our products is difficult, and we cannot be certain that the steps we have taken will prevent the misappropriation or unauthorized use of our technologies, particularly in foreign countries where the laws may not protect proprietary rights as fully as U.S. law. Any patents we may obtain may not be adequate to protect our proprietary rights. Our competitors may independently develop similar technology, duplicate our products, or design around any of our issued patents or other intellectual property rights. Litigation may be necessary to enforce our intellectual property rights or to determine the validity or scope of the proprietary rights of others. This litigation could result in substantial costs and diversion of resources and may not ultimately be successful. We cannot predict whether the expiration or invalidation of our patents would result in the introduction of competitive products which would affect our future revenues adversely.

     COMPETITION - THE MARKETS FOR OUR PRODUCTS ARE COMPETITIVE, AND IF WE ARE UNABLE TO COMPETE SUCCESSFULLY, REVENUES COULD DECLINE OR FAIL TO GROW. Our optical memory cards compete with optical memory cards made by a licensee of ours and with other types of portable data storage cards and technologies used for the storage and transfer of digital information. These may include integrated circuit/chip cards; 2-dimensional bar code cards and symbology cards; magnetic-stripe cards; thick, rigid CD-read only cards or recordable cards; PC cards; and small, digital devices such as data-storage keys, tokens, finger rings, and small cards and tags. The financial and marketing resources of some of the competing companies are greater than our resources. Competitive product factors would include system/card portability, interoperability, price-performance ratio of cards and associated equipment, durability, environmental tolerance, and card security. Although we believe our cards offer key technological and security advantages, the current price of optical card read/write drives is a competitive disadvantage in some of our targeted markets. In addition, in countries where the telecommunications infrastructure is extensive and low cost, centralized databases and wide-area networks may limit the penetration of optical memory cards. These trends toward Internet, intranet, and remote wireless networks will in some cases preclude potential applications for our cards. Also see the Competition section appearing earlier in this report.

     HISTORICAL LOSSES - WE HAVE INCURRED NET LOSSES IN THE PAST, MAY INCUR LOSSES IN THE FUTURE, AND MAY NOT BE ABLE TO GENERATE SUFFICIENT NET REVENUE IN THE FUTURE TO ACHIEVE AND SUSTAIN PROFITABILITY. As of March 31, 2002, we had an accumulated deficit of $8,099,000. Although we have operated profitably from fiscal 1999 through fiscal 2002, we have incurred significant losses in the past, including in fiscal 1997 and 1998. We are relying upon our optical memory card technology to generate future product revenues, earnings, and cash flow. If an alternative technology emerges or if we are otherwise unable to compete, we may not be able to achieve and sustain profitability on a quarterly or annual basis. Losses would occur if our two largest U.S. government programs were to be delayed, canceled, or not extended and not replaced by other card orders or other sources of income, or if increases in product revenues or licenses do not keep pace with increased marketing, research and development, and capital expenditures.

     STOCK PRICE VOLATILITY - THE PRICE OF OUR COMMON STOCK IS SUBJECT TO SIGNIFICANT VOLATILITY. This volatility may be due to fluctuations in revenues, earnings, liquidity, press coverage, financial market interest, and stock market conditions, as well as changes in technology and customer demand and preferences.

     UNFORESEEN EVENTS - ACTS OF TERRORISM OR WAR MAY ADVERSELY AFFECT OUR BUSINESS. Acts of terrorism, acts of war, and other unforeseen events may cause damage or disruption to our properties, business, employees, suppliers, distributors, resellers, and customers, which could have an adverse effect on our business, financial condition, and operating results. Such events may also result in an economic slowdown in the United States or elsewhere, which could adversely affect our business, financial condition, and operating results.

ITEM 2.  PROPERTIES

     As of March 31, 2002, approximately 45,000 square feet of floor space are leased by the Company for card manufacturing, read/write drive production, administration, sales, and research and engineering, in three buildings located in Mountain View, California. These facilities have a current total annualized rental of approximately $1,170,000 on leases that expire on various dates from 2004 to 2006. The Company also leases a small marketing office in France. Management believes these leased buildings to be satisfactory for its present operations. Upon expiration of the leases, management believes that these or other suitable buildings will be able to be leased on a reasonable basis.

ITEM 3.  LEGAL PROCEEDINGS

     There are no material pending legal proceedings to which the Company is a party or of which its property is a subject.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the fourth quarter of fiscal 2002.

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

                                          Quarterly Stock Prices (Unaudited)
                                          ----------------------------------

                                   Fiscal Year 2001                 Fiscal Year 2002
                                   ----------------                 ----------------
                              High Trade       Low Trade      High Trade       Low Trade
                              ----------       ---------      ----------       ---------
        First Quarter........  $  15.37         $  9.62         $ 14.94         $ 10.40
        Second Quarter.......     21.62           11.50           17.00            8.80
        Third Quarter........     25.00           10.81           24.50           14.25
        Fourth Quarter.......     17.69           11.25           25.90           18.10

     As of March 31, 2002, there were approximately 790 holders of record of the Company's common stock. The total number of shareholders is believed by the Company to be several thousand higher since many holders' shares are listed under their brokerage firms' names.

     The Company has never paid cash dividends on its common stock. The Company anticipates that for the foreseeable future, it would retain any earnings for use and reinvestment in its business and for the repurchase of common stock.

ITEM 6.   SELECTED FINANCIAL DATA

     The following selected consolidated financial information for, and as of the end of, each of the years in the five-year period ended March 31, 2002, is derived from the consolidated financial statements of the Company. This financial data should be read in conjunction with the consolidated financial statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing in Item 7 of this report.


                         DREXLER TECHNOLOGY CORPORATION

                   FIVE-YEAR SUMMARY OF FINANCIAL INFORMATION
                    Fiscal Years Ended March 31, 1998 - 2002
                    (In thousands, except per share amounts)


OPERATIONS DATA                                                1998           1999           2000           2001           2002
                                                               ----           ----           ----           ----           ----
   Revenues.............................................  $   6,161      $  12,577      $  15,443      $  24,906      $  20,740
   Cost of sales........................................      3,713          6,087          8,668         12,199         10,503
   Selling, general, and administrative expenses........      2,978          3,698          3,996          4,134          5,165
   Research and engineering expenses....................        435            456          1,299          2,370          3,045
   Other income (expense), net..........................         16            (44)             6             --             --
   Interest income, net.................................        138            312            382            612            386
                                                          ---------      ---------      ---------      ---------      ---------
   Income (loss) before income taxes....................       (811)         2,604          1,868          6,815          2,413
   Income tax provision (benefit).......................         68            128         (2,919)        (1,097)        (2,786)
                                                          ---------      ---------      ---------      ---------      ---------
   Net income (loss)....................................  $    (879)     $   2,476      $   4,787      $   7,912      $   5,199
                                                          =========      =========      =========      =========      =========

   Net income (loss) per share:
       Basic............................................  $    (.09)     $     .25      $     .49      $     .80      $     .52
                                                          =========      =========      =========      =========      =========
       Diluted..........................................  $    (.09)     $     .25      $     .48      $     .76      $     .50
                                                          ==========     =========      =========      =========      =========
   Weighted average number of common
       and common equivalent shares:
       Basic............................................      9,391          9,748          9,812          9,897          9,961
       Diluted..........................................      9,391         10,007          9,935         10,446         10,468

BALANCE SHEET DATA
   Current assets.......................................  $   7,561      $  11,485      $  14,489      $  18,333      $  28,118
   Current liabilities..................................      4,249          5,973          8,305          7,324          7,501
   Total assets.........................................     11,248         16,566         24,362         30,137         40,713
   Long-term obligations................................         --             --             --             --             --
   Stockholders' equity.................................      6,999         10,593         16,057         22,813         32,337

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

     When used in this discussion, the words "expects," "anticipates," "believes," "estimates" and similar expressions are intended to identify forward-looking statements. These statements, including expectations as to deferred revenue and gross profit as a result of the restatement of financial information discussed below; statements as to expected benefits of the Company's direct control of the read/write drive assembly and design and the Company's research and engineering efforts, including the expected development of lower cost drives, customer-optimized drive systems, and drive systems with advanced security features; the need for and efforts to develop read-only drives and new read/write drives and software products; the Company's efforts to recruit new VARs or licensees and eliminate nonproductive value-added resellers (VARs) or licensees and eliminate nonproductive VARs; the adequacy of inventory; anticipated orders from the Company's U.S. government subcontract; expected delivery volumes for the 2003 and 2004 fiscal years; expectations regarding revenues, margins, expenses, capital resources, capital expenditures and investments, and the Company's deferred tax asset and valuation allowance; potential reductions of federal tax cash payments due to current Company tax benefits; the effects of read/write drive prices on gross profits from read/write drive sales; the Company's estimates for the level of sales of drives that would be necessary to achieve a gross profit at current prices; expectations regarding the market for read/write drives, read/write drive prices, and inventory of drives and parts; statements as to card delivery volumes; current and potential customers, applications, or market segments for optical memory card products; the Company's plans and expectations regarding the growth of its manufacturing capacity and expected card yields therefrom; and expectations regarding market growth and product demand, including the expected emergence of opportunities for the Company's products in Canada, China, India, Italy, Macedonia, Mexico, and Saudi Arabia and further opportunities in expansion of current U.S. government ID card programs are subject to risks and uncertainties that could cause actual results to differ materially from those projected.

     These risks and uncertainties include, but are not limited to those risks discussed below, as well as the impact of litigation or governmental or regulatory proceedings; Arthur Andersen LLP's ability to timely consent to including the restated financial information in the Company's SEC filings; the Company's ability to initiate and grow new programs utilizing the Company's card products; the Company's reliance on VARs and licensees to generate sales, perform customer system integration, and develop application software; risks associated with doing business in and with foreign countries; potential manufacturing difficulties and complications associated with increasing manufacturing capacity of cards and drives; uncertainties associated with the design, development, manufacture, and deployment of optical card drives and systems; reliance on single-source and limited-source suppliers for certain components and raw materials; customer concentration and reliance on continued U.S. government business; lengthy sales cycles; manufacturing difficulties; general economic trends; the unpredictability of customer demand for products and customer issuance and release of corresponding orders; the U.S. government's right to withhold order releases, reduce the quantities released, and extend delivery dates; the impact of technological advances and competitive products and the ability of the Company or its customers to develop software and integrate optical card systems with other technologies; and the matters discussed in the section entitled "Factors That May Affect Future Operating Results" in Item 1 of this Report.

     These forward-looking statements speak only as of the date hereof. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any statement is

CRITICAL ACCOUNTING POLICIES

     REVENUE RECOGNITION. The Company recognizes revenue when the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed and determinable; and
(4) collectibility is reasonably assured. Where appropriate, provision is made at that time for estimated warranty costs and estimated returns relating to product sales.

     The Company's U.S. government subcontract requires delivery to a secure, government-funded vault built on Company premises. Deliveries are made into the vault on a fixed schedule specified by the prime contractor. At the time the cards are delivered to the vault, title to the cards transfers to the government, the prime contractor is invoiced, and payment is due according to normal trade payment terms. However, revenue is recognized when the cards are shipped from the vault to the government unless the Company receives a fixed schedule, notification, or plan for shipments out of the vault to the government, in which case revenue would be recognized upon the latter of receipt of such fixed shipment schedule or delivery of the cards into the vault.

     ACCOUNTING FOR INCOME TAXES. As part of the process of preparing its consolidated financial statements, the Company is required to estimate income taxes in each of the jurisdictions in which it operates. This process involves estimating the actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the consolidated balance sheets. The Company must then assess the likelihood that the deferred tax assets will be recovered from future taxable income and to the extent that management believes recovery is not likely, the Company must establish a valuation allowance. To the extent that a valuation allowance is established or increased in a period, the Company must include an expense within the tax provision in the statements of income.

      Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities, and any valuation allowance recorded against the net deferred tax assets. The Company has recorded a valuation allowance of $5.3 million as of March 31, 2002, due to uncertainties related to the Company's ability to utilize some of the deferred tax assets, primarily consisting of certain net operating losses carried forward, before they expire. The valuation allowance is based on management's estimates of taxable income by jurisdiction in which the Company operates and the period over which the deferred tax assets will be recoverable. In the event that actual results differ from these estimates or that these estimates are adjusted in future periods, the Company may need to establish an additional valuation allowance which could materially impact the Company's results of operations.

     INVENTORIES. The Company values its inventory at the lower of the actual cost to purchase and/or manufacture the inventory or the current estimated market value of the inventory. Management regularly reviews inventory quantities on hand and records a provision for excess and obsolete inventory based primarily on the estimated forecast of product demand. As demonstrated during fiscal 2002, demand for read/write drive products can fluctuate significantly. If the Company is unable to produce and sell read/write drives in volume and at prices competitive with alternate technologies, its operating results could be harmed. In order to obtain favorable pricing, purchases of read/write drive parts are made in quantities that exceed the historical annual sales rate. Therefore, based upon last year's sales quantity, the Company has more than one-year's supply of read/write drive parts on hand. The Company purchases read/write drive parts for its anticipated read/write drive demand and takes into consideration the order-to-delivery lead times of vendors and the economic purchase order quantity for such parts. At March 31, 2002, read/write drive parts and finished goods inventory totaled $3.4 million compared with $2.2 million at March 31, 2001. During fiscal 2003, the Company expects to purchase an additional $500,000 in read/write drive parts necessary to complete the currently planned production of drives. Including approximately 585 drives in finished goods inventory, approximately 800 read/write drives of the current design can be assembled from this parts inventory. In addition, approximately 1,300 read/write drives of a new design could be assembled with the additional purchase discussed above. The Company believes there is a market for basic and upgraded read/write drives to support and expand optical card sales and, based on current proposals in process, that the read/write drive inventory on hand at March 31, 2002, including parts to be received, will be ordered by customers. If these anticipated orders do not materialize, the Company may need to write-down the value of its inventory for any potential excess quantities. During fiscal 2002, the Company sold approximately 450 read/write drives. The Company believes that sales of approximately 475 read/write drives per quarter would be necessary to achieve a gross profit on read/write drive sales at current selling prices and costs. The Company believes that the read/write drive inventory as of March 31, 2002 is reflected at its net realizable value. In addition, since lower cost read/write drive designs may become available from the Company before the existing parts are utilized, a portion of this inventory may be deemed obsolete and would require an inventory write-down. However, it is anticipated that the introduction of any new read/write drive would be timed to minimize this risk. In addition, the Company is investing in research and engineering in an effort to develop new read/write drive products, as discussed under "Research and Engineering Expenses."

RESTATEMENT OF RESULTS FOR FISCAL 1998-2001 AND FIRST NINE MONTHS OF FISCAL 2002

     In connection with the Company's audit for the fiscal year ended March 31, 2002, the Company and its newly appointed independent accountants conducted an internal review of revenue recognition practices that were being followed as they related to a government subcontract. This review, as more fully described in the Company's Report on Form 8-K dated May 15, 2002, resulted in accounting adjustments arising from changes in the timing of revenue recognition of LaserCard optical memory card shipments into and out of a secure, government-funded vault built for the government on Company premises to comply with security regulations under the subcontract. In the past, the Company recognized revenue upon deliveries to the vault since the customer takes title to the cards, assumes all risks of ownership, is obligated to remit payment for the cards at that time, and has no rights of return except for product defects. However, Drexler's newly appointed independent accountants advised the Company that under the terms and conditions of the Company's U.S. government supply subcontract, the transfer of title and the imminent cash payment pursuant to the contract payment terms upon delivery of the cards to the vault are necessary but not necessarily sufficient to recognize revenue upon delivery of cards to the vault, under the SEC's Staff Accounting Bulletin 101, Revenue Recognition, and under the prior criteria set forth in the SEC's Accounting and Auditing Enforcement Release No. 108. In the restated financial statements, revenue is recognized upon shipment of cards from the vault to the customer since the Company had not been provided with a fixed schedule, notification, or plan for shipments out of the vault to the government. The Company has restated previously issued results for fiscal years 1998 through 2001 and the first nine months of fiscal 2002 to reflect these adjustments in the timing of revenue recognition. As a result of the restatement, revenue for fiscal 1998, fiscal 1999, and fiscal 2000 declined, while revenue for fiscal 2001 and the first nine months of fiscal 2002 increased.

RESULTS OF OPERATIONS--FISCAL 2002 COMPARED WITH FISCAL 2001 AND FISCAL 2000

REVENUES

     For the 2002 fiscal year ended March 31, 2002, the Company's total revenues were $20,740,000 compared with $24,906,000 for fiscal 2001 and $15,443,000 for fiscal 2000.

     PRODUCT REVENUES. Sales of LaserCard(R) optical memory cards and related products totaled $19,413,000 for fiscal 2002 compared with $22,690,000 for fiscal 2001 and $15,299,000 for fiscal 2000. The changes in product revenues over these periods were due primarily to the sale of optical memory cards for two U.S. government card programs, as described below. For fiscal 2002, the Company sold LaserCard products or provided services to approximately 32 customers in seven states and 15 foreign countries. The Company's card deliveries to all customers totaled 5.6 million optical memory cards and 450 read/write drives for fiscal 2002 compared with 5.9 million optical cards and 1,280 read/write drives for fiscal 2001 and 4 million cards and 860 read/write drives for fiscal 2000. Read/write drive revenues decreased by $2.6 million for fiscal 2002 compared with fiscal 2001 and increased by approximately $1.3 million in fiscal 2001 as compared with fiscal 2000. Of the 1,280 read/write drives sold during fiscal 2001, approximately 600 drives were delivered mainly for the U.S. Department of Defense "Automated Manifest System" as compared with approximately 60 read/write drives for fiscal 2002 and approximately 270 drives for fiscal 2000. Orders for this program have historically been sporadic. The remaining decrease in read/write drive deliveries was due to a reduction in sales to VISX, Incorporated, discussed below.

     The Company's principal LaserCard market today involves high-security, counterfeit-resistant, tamper-resistant cards for "digital governance," defined as the utilization of digital information technology by a nation, state, region, municipality, agency, or institution. Within this market, the Company's largest customer for LaserCard products is the United States government, representing 78% of total revenues for fiscal year 2002 compared with 62% of total revenues for fiscal 2001 and 57% of total revenues for fiscal 2000. These revenues are predominantly the result of two card programs--U.S. Immigration and Naturalization Service (INS) Permanent Resident Cards ("Green Cards") and U.S. Department of State (DOS) border crossing cards ("Laser Visas"). VISX, Incorporated, a non-government customer since 1992, represented 7% of the Company's fiscal 2002 revenues. Although some of VISX's LaserCard-equipped surgery systems continued to use the Company's optical memory cards in fiscal 2002, VISX does not employ LaserCard drives for system activation of its currently produced laser eye-surgery equipment. This had an adverse effect on the Company's revenue levels in fiscal 2001 and 2002. Optical memory card digital governance programs that appear to be emerging in other countries include an electronic national identification card/social services card in Italy, building construction permit cards and children's healthcare cards in China, and state government motor-vehicle registration cards in India. The

Company believes that market opportunities for optical memory cards also appear to include identification cards for Saudi Arabia and Macedonia, a document card program in Mexico, and resident immigrant cards for Canada, as well as an expansion of current U.S. government ID card programs. In addition, the Company is continuing its efforts to develop new optical card read/write drives and read-only drives and software products.

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

     LICENSE FEE REVENUES. Fiscal 2000 license revenue included $119,000 realized from the sale of a license in Italy to assemble optical card reader/writers using parts kits supplied by the Company. Fiscal 2001 license revenue included $712,000 from the Italian read/write drive assembly license and $1,465,000 realized from the sale of a digital sound patent license. (See Note 6 to the Consolidated Financial Statements.) Fiscal 2002 license revenue included $1,206,000 recognized on digital sound patent licenses and $119,000 realized from the Italian read/write drive assembly license.

BACKLOG

     As of March 31, 2002, the backlog for LaserCard optical memory cards totaled approximately $16.4 million, consisting of approximately $11.1 million in firm card orders under card supply contracts, and approximately $5.3 million in cards produced and delivered to a secure, government-funded vault. Of the $11.1 million amount, 85% is for U.S. government Green Cards or Laser Visas under a U.S. government subcontract for the purchase of optical memory cards. Of the $5.3 million amount, all are Green Cards or Laser Visas produced under this subcontract. As of March 31, 2001, the backlog for LaserCard optical memory cards totaled approximately $12 million, consisting of approximately $6.2 million in firm card orders under card supply contracts, and approximately $5.8 million in cards produced and delivered to a secure, government-funded vault.

     Announced in June 2000, the Company's U.S. government subcontract has an authorized maximum of $81 million for up to 24 million cards, at an average selling price of about $3.23 per card, over a period of up to five years. The subcontract was received by the Company through a LaserCard VAR that is a U.S. government prime contractor, under a competitively bid, government procurement contract. The subcontract states that the U.S. government anticipates placing orders in units of at least one million optical memory cards per order. The subcontract provides for an initial one-year contract period and four additional one-year contract options. Deliveries commenced in September 2000, and 6 million cards have been delivered to the vault as of March 31, 2002, under this subcontract.

     The Company's U.S. government subcontract requires delivery to a secure, government-funded vault built on Company premises. Deliveries are made into the vault on a fixed schedule specified by the prime contractor. At the time the cards are delivered to the vault, title to the cards transfers to the government, the prime contractor is invoiced, and payment is due according to normal trade payment terms. However, revenue is recognized when the cards are shipped from the vault to the government unless the Company receives a fixed schedule, notification, or plan for shipments out of the vault to the government, in which case revenue would be recognized upon the latter of receipt of such fixed shipment schedule or delivery of the cards into the vault.

     As of March 31, 2002, the vault contained 1.7 million cards with a sales value of $5.3 million. The $5.3 million in sales value will be recorded as revenue and the associated costs will be recorded in cost of sales when the cards are shipped unless the Company receives a fixed schedule, notification, or plan for shipments out of the vault to the government, in which case revenue would be recognized upon receipt of such fixed delivery schedule. The 1.7 million cards are owned by the U.S. government and are not included in inventory on the Company's consolidated balance sheets. The net of the revenue value of $5.34 million and the $2.48 million cost is recorded as deferred gross profit in the amount of $2.86 million on the consolidated balance sheets.

GROSS PROFIT

     The gross margin on product sales was 46% for fiscal 2002 and fiscal 2001, and 43% for fiscal 2000.

     OPTICAL MEMORY CARDS. The Company continues to depend on gross profit generated from optical memory card sales. Gross profit on optical memory card sales was about $9.5 million for fiscal 2002, $9.9 million for fiscal 2001, and $6.4 million for fiscal 2000. The decrease in gross profit for fiscal 2002 was mainly due to lower sales volume. Optical memory card gross profit and margins can vary based on average selling price, sales and production volume, mix of card types, production efficiency and yields, and changes in fixed costs.

     READ/WRITE DRIVES. For fiscal 2002, gross profit on read/write drive sales decreased by about $1 million, to a negative gross profit of about $640,000 compared with a gross profit of about $430,000 for fiscal 2001 and $120,000 for fiscal 2000. The decrease for fiscal 2002 was due to lower selling prices for drives and lower sales volume to a level that does not fully absorb fixed manufacturing expenditures. In fiscal 2002, the Company reduced the selling prices of its basic read/write drives by 20% for typical sales quantities, in an effort to increase certain markets for optical memory cards. This reduced gross profit on read/write drive sales in fiscal 2002, and increased the level of sales required to achieve gross profits on read/write drive sales. Currently, the Company's priority is to increase the number of read/write drives in the marketplace rather than maximizing per-unit gross profit on read/write drives. The Company has no plans to further lower read/write drive prices for the current model.

     The Company believes that potential markets for read/write drives include the U.S. Immigration and Naturalization Service, U.S. Department of State, the U.S. armed forces, Canada, Italy, and several other countries. The Company maintains an inventory of read/write drive parts and finished drives that it believes is adequate to meet customer demand. However, an interruption in the supply of read/write drive parts or difficulties encountered in read/write drive assembly could cause a delay in deliveries of drives and optical memory cards and a possible loss of sales, which would adversely affect the Company's operating results.

INCOME AND EXPENSES

     SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES (SG&A). SG&A expenses were $5,165,000 for fiscal 2002, $4,134,000 for fiscal 2001, and $3,996,000 for fiscal 2000. The increase for fiscal 2002 compared with fiscal 2001 included approximately $575,000 for increased marketing and selling expenditures, an increase of $365,000 in general and administrative expenditures, and an increase of $80,000 in Company 401(k) matching and Company contribution to the Employee Stock Purchase Plan. The $138,000 increase in fiscal 2001 compared with fiscal 2000 was due to an increase in general corporate compensation expense of $238,000, a $68,000 expense for Company 401(k) matching, a $97,000 increase in general expenses including insurance, partially offset by a $59,000 decrease in bad debt expense, a $106,000 decrease in patent amortization expense, and a $100,000 expenditure in fiscal 2000 for a third-party market study. The Company believes that SG&A expenses for fiscal 2003 will remain above fiscal 2002 levels, mainly due to increases in marketing expenses and other general increases.

     RESEARCH AND ENGINEERING EXPENSES (R&E). The Company is continuing its efforts to develop new optical memory card read/write drives and read-only drives and software products in order to provide new products that can stimulate sales growth. The Company anticipates that these R&E efforts will result in lower cost drives, customer-optimized drive systems, and drive systems with advanced security features. R&E expenses were $3,045,000 for fiscal 2002, $2,370,000 for fiscal 2001, and $1,299,000 for fiscal 2000. The increase in R&E spending for fiscal 2002 was due to the increase in read/write and read-only drive manufacturing engineering and product development. The increase in R&E spending for fiscal 2001 is due to read/write drive manufacturing engineering and product development. The Company anticipates that R&E expenses will continue to increase during fiscal 2003, primarily due to optical memory card read/write drive development efforts.

     OTHER INCOME. Total other income for fiscal 2002 consisted of $386,000 of interest income compared with $612,000 of interest income for fiscal 2001 and total net other income of $388,000 for fiscal 2000. The difference for fiscal 2002 compared with fiscal 2001 is due to interest rate declines. The difference for fiscal 2001 compared with fiscal 2000 is due to a greater amount of invested funds. There was no interest expense for fiscal 2002 or 2001 and $1,000 in interest expense for fiscal 2000.

     PRETAX PROFIT. Pretax profit for fiscal 2002 decreased by $4.4 million compared with fiscal 2001 due to the $1.6 million reduction in product gross profit, a $1.7 million increase in expenses, and a $0.9 million decrease in license revenue. Pretax profits for fiscal 2001 increased by $4.9 million compared with fiscal 2000 due to the $3.9 million increase in product gross profit and the $2 million increase in license revenue, partially offset by a $1.2 million increase in expenses.

     INCOME TAXES. The Company recorded an income tax benefit of $2,786,000 for fiscal 2002, $1,097,000 for fiscal 2001, and $2,919,000 for fiscal 2000. As of
March 31, 2002, the Company has recognized all prior tax benefits for income statement purposes. Any release of the remaining valuation allowance would be recorded as a credit to equity and would have no impact on net income. The income tax benefit for fiscal 2002 included a credit of $2,999,000 due to the change in the federal deferred tax asset, net of federal alternative minimum taxes, partially offset by $213,000 for state tax expense The income tax benefit for fiscal 2001 included a credit of $1,671,000 due to the change in the federal deferred tax asset, net of federal alternative minimum taxes, partially offset by $220,000 for state tax expense and $354,000 for foreign income taxes. The income tax benefit for fiscal 2000 included a credit of $3,023,000 due to the change in deferred tax asset, net of federal taxes, partially offset by $104,000 for state tax expense.

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

     There are timing differences between when certain items are included in book income and when the same items are included on income tax returns. Therefore, tax payments or credits often occur in different periods than when an income tax expense or benefit is included in the statements of income. For income tax purposes, the Company estimates that as these timing differences are realized on the tax return, future federal tax cash payments could be reduced by approximately $12 million.

LIQUIDITY AND CAPITAL RESOURCES

     As of March 31, 2002, the Company had cash, cash equivalents, and short-term investments of $17,076,000, a current ratio of 3.2 to 1, and no long-term debt.

     Net cash provided by operating activities was $4,369,000 for fiscal 2002, $7,080,000 for fiscal 2001, and $2,782,000 for fiscal 2000. The major categories comprising cash provided by operating activities are (in thousands):

                                                                                      Fiscal Year
                                                                                      -----------

                                                                           2000           2001            2002
                                                                           ----           ----            ----

       Earnings before taxes, depreciation, and amortization........   $  3,087        $  9,264       $  3,969
       Increase (decrease) in deferred gross profit.................        955          (2,161)          (295)
       Tax payments.................................................        (94)           (320)          (182)
       Increase in inventory........................................     (2,547)           (461)          (368)
       Increase in advance payments from customers
          and deferred revenue......................................      1,479             754          1,392
       Other .......................................................        (98)              4           (147)
                                                                       --------        --------       --------

          Cash provided by operating activities.....................   $  2,782        $  7,080       $  4,369
                                                                       ========        ========       ========

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

     As a result of the $5,199,000 net income recorded for fiscal 2002, the Company's accumulated deficit was reduced to $8,099,000. Stockholders' equity increased to $32,337,000 as a result of the net income recorded and $3,922,000 in additions to equity, mainly due to stock option exercises.

     Net cash used for investing activities was $6,319,000 for fiscal 2002, $2,350,000 for fiscal 2001, and $8,539,000 for fiscal 2000. These amounts include changes in the maturity of liquid investments, purchases of property and equipment of $1,723,000 for fiscal 2002, $2,202,000 for fiscal 2001, and $1,986,000 for fiscal 2000, and increases in patents and other intangibles of $98,000 for fiscal 2002, $164,000 for fiscal 2001, and $1,150,000 for fiscal
2000.

     The Company considers all highly liquid investments, consisting primarily of commercial paper, taxable notes, and U.S. government bonds, with original maturities of three months or less, to be cash equivalents. All investments with original maturities of more than three months but not more than one year, are classified as short-term investments. Management determines the appropriate classification of debt and equity securities at the time of purchase and reevaluates the classification of investments as of each balance sheet date. As of March 31, 2002, the Company had $8,883,000 classified as short-term investments, compared with $5,387,000 at March 31, 2001. All marketable securities were classified as held-to-maturity. Cash plus short-term investments were $17,076,000 at March 31, 2002 and $11,608,000 at March 31, 2001.

     For optical memory card production, the Company added capital equipment and leasehold improvements of approximately $1.3 million during fiscal 2002 compared with approximately $1.5 million during fiscal 2001 and $1.3 million during fiscal 2000. Depending on card type, the Company's card production capacity is approximately 7 to 9 million cards per year and is expected to reach a capacity of approximately 11 million cards per year by May 30, 2002. The Company plans to purchase additional production equipment in a series of steps as optical memory card orders expand to justify production capacity increases, to a rate of up to 25 million cards per year. In addition to investment used for expansion, the Company expects to make additional capital expenditures for cost savings, quality improvements, and other purposes. The Company believes that during the next few years, capital expenditures could be a minimum of $3 million per year for card production equipment and automatic inspection equipment to support growth of optical memory card production. On December 3, 2001, the Company announced that it raised optical memory card shipment estimates to 8 to 10 million cards for fiscal year 2003, which began on April 1, 2002, compared to
5.6 million cards shipped for fiscal 2002.

     In connection with read/write drive manufacturing and design, the Company added capital equipment and leasehold improvements of approximately $435,000 during fiscal 2002 compared with $665,000 during fiscal 2001 and $650,000 during fiscal 2000. The Company expects that additional capital investments of $400,000 to $800,000 will be made during the remainder of fiscal 2003.

     Net cash provided by financing activities was $3,922,000 for fiscal 2002 and $509,000 for fiscal 2000 compared with $1,327,000 used for financing activities for fiscal 2001. Financing activities consisted of proceeds on sales of common stock through the Company's stock-option and stock-purchase plans and cash used for purchases of common stock under a stock repurchase program, discussed below. Sales of common stock through stock plans were in the amounts of $4,097,000 for fiscal 2002, $1,486,000 for fiscal 2001, and $509,000 for fiscal 2000.

     During fiscal 2001, the Company commenced a share repurchase program under which up to 200,000 shares of common stock could be purchased by the Company from time to time in Nasdaq Stock Market transactions in an aggregate amount not exceeding $3 million. During fiscal 2002, the Company used cash of $175,000 for this purpose versus $2,813,000 used in fiscal 2001. As of June 30, 2001, the Company had completed this program.

     There were no debt financing activities for fiscal 2002, 2001, or 2000.

ITEM 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

     INTEREST RATE RISK. The Company invests its cash, beyond that needed for daily operations, in high quality debt securities. In doing so, the Company seeks primarily to preserve the value and liquidity of its capital and, secondarily, to safely earn income from these investments. To accomplish these goals, the Company invests only in debt securities issued by (a) the U.S. Treasury and U.S. government agencies and corporations and (b) debt instruments that meet the following criteria:

     o Commercial paper rated A1/P1 or debt instruments rated AAA, as rated by the major rating services
     o    Can readily be sold for cash

     FOREIGN CURRENCY EXCHANGE RATE RISK. The Company sells products in various international markets. All of these sales are contracted and paid for in U.S. Dollars. As of March 31, 2002, the Company had no outstanding foreign currency hedge contracts. Accordingly, the Company had no material foreign currency exchange risk as of March 31, 2002. During fiscal 2002, there were no material changes to the Company's exposure to market risk for changes in interest rates.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of Drexler Technology Corporation:

     In our opinion, the accompanying consolidated balance sheet as of March 31, 2002 and the related consolidated statements of income, stockholders' equity and cash flows present fairly, in all material respects, the financial position of Drexler Technology Corporation and its subsidiaries at March 31, 2002, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.


/s/ PricewaterhouseCoopers LLP
San Jose, California
May 13, 2002

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders of Drexler Technology Corporation:

     We have audited the accompanying consolidated balance sheet of Drexler Technology Corporation (a Delaware corporation) and subsidiaries as of March 31, 2001, and the related consolidated statements of income, stockholders' equity and cash flows for each of the two years in the period ended March 31, 2001 (as restated). These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Drexler Technology Corporation and subsidiaries as of March 31, 2001, and the results of their operations and their cash flows for each of the two years in the period ended March 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

     Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The Schedule II included in this Form 10-K is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



                             /s/ Arthur Andersen LLP

San Jose, California
May 13, 2002


                                         DREXLER TECHNOLOGY CORPORATION AND SUBSIDIARIES

                                                   CONSOLIDATED BALANCE SHEETS
                                                     March 31, 2001 and 2002
                                       (In thousands, except share and per share amounts)

                                                                                                           2001         2002
                                                                                                           ----         ----

                                                             ASSETS
Current assets:
   Cash and cash equivalents ......................................................................... $    6,221     $  8,193
   Short-term investments.............................................................................      5,387        8,883
   Accounts receivable, net of product return reserve of $234 in 2001 and $100 in 2002................      1,278        1,659
   Inventories .......................................................................................      4,881        4,973
   Deferred tax asset.................................................................................         --        3,849
   Other current assets...............................................................................        566          561
                                                                                                       ----------     --------
      Total current assets ...........................................................................     18,333       28,118
                                                                                                       ----------     --------
Property and equipment, at cost.......................................................................     19,310       20,979
   Less--accumulated depreciation and amortization ....................................................   (13,423)     (14,561)
                                                                                                       ----------     --------
      Property and equipment, net.....................................................................      5,887        6,418

Long-term investments.................................................................................         --        1,002
Patents and other intangibles, net....................................................................        878          612
Deferred tax asset, net...............................................................................      4,928        4,563
Other assets   .......................................................................................        111           --
                                                                                                       ----------     --------
           Total assets............................................................................... $   30,137     $ 40,713
                                                                                                       ==========     ========


                                              LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable................................................................................... $    1,039     $    738
   Accrued liabilities ...............................................................................        861        1,117
   Advance payments from customers...................................................................       1,275        2,551
   Deferred revenue...................................................................................        994          235
   Deferred gross profit..............................................................................      3,155        2,860
                                                                                                       ----------     --------
      Total current liabilities.......................................................................      7,324        7,501
   Deferred revenue, long-term........................................................................         --          875
                                                                                                       ----------     --------
           Total liabilities.......................................................................... $    7,324     $  8,376
                                                                                                       ==========     ========

Commitments and contingencies (Note 6)

Stockholders' equity:
   Preferred stock, $.01 par value:
      Authorized--2,000,000 shares
      Issued--none.....................................................................................        --           --
   Common stock, $.01 par value:
      Authorized--30,000,000 shares
      Issued--9,951,451 shares at March 31, 2001 and 10,240,687 shares at March 31, 2002...............        99          102
   Additional paid-in capital.........................................................................     37,852       40,334
   Less: 127,424 common stock treasury shares at March 31, 2001, at cost..............................     (1,840)          --
   Accumulated deficit................................................................................    (13,298)      (8,099)
                                                                                                       ----------     --------
      Total stockholders' equity......................................................................     22,813       32,337
                                                                                                       ----------     --------
           Total liabilities and stockholders' equity................................................. $   30,137     $ 40,713
                                                                                                       ==========     ========

             The accompanying notes are an integral part of these consolidated financial statements.


                                         DREXLER TECHNOLOGY CORPORATION AND SUBSIDIARIES

                                                CONSOLIDATED STATEMENTS OF INCOME
                                        Fiscal Years Ended March 31, 2000, 2001, and 2002
                                            (In thousands, except per share amounts)

                                                                                2000                  2001                 2002
                                                                                ----                  ----                 ----
Revenues:
    Product sales.......................................................  $   15,299            $   22,690           $   19,413
    License and royalty revenue.........................................         144                 2,216                1,327
                                                                          ----------            ----------           ----------
         Total revenues.................................................      15,443                24,906               20,740
                                                                          ----------            ----------           ----------

Cost of product sales...................................................       8,668                12,199               10,503
                                                                          ----------            ----------           ----------

    Gross profit........................................................       6,775                12,707               10,237
                                                                          ----------            ----------           ----------

Operating expenses:
    Selling, general, and administrative expenses.......................       3,996                 4,134                5,165
    Research and engineering expenses...................................       1,299                 2,370                3,045
                                                                          ----------            ----------           ----------
         Total operating expenses.......................................       5,295                 6,504                8,210
                                                                          ----------            ----------           ----------

             Operating income...........................................       1,480                 6,203                2,027

Other income and expense:
    Other income, net...................................................           6                    --                   --
    Interest income.....................................................         383                   612                  386
    Interest expense....................................................          (1)                   --                   --
                                                                          ----------            ----------           ----------
         Total other income, net........................................         388                   612                  386
                                                                          ----------            ----------           ----------

             Income before income taxes.................................       1,868                 6,815                2,413

Income tax benefit......................................................      (2,919)               (1,097)              (2,786)
                                                                          ----------            ----------           ----------

             Net income.................................................  $    4,787            $    7,912           $    5,199
                                                                          ==========            ==========           ==========

Net income per share:
             Basic .....................................................  $      .49            $      .80           $      .52
             Diluted....................................................  $      .48            $      .76           $      .50

Weighted average number of common and common equivalent shares:
             Basic......................................................       9,812                 9,897                9,961
             Diluted....................................................       9,935                10,446               10,468


                    The accompanying notes are an integral part of these consolidated financial statements.


                                         DREXLER TECHNOLOGY CORPORATION AND SUBSIDIARIES

                                         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                        Fiscal Years Ended March 31, 2000, 2001, and 2002
                                                         (In thousands)


                                                     Common Stock          Additional        Treasury   Accumulated
                                                  Shares     Amount      Paid-in Capital      Shares      Deficit         Total
                                                  ------     ------      ---------------      ------      -------         -----
Balance, March 31, 1999........................    9,794     $   98      $        36,485      $   --    $  (25,990)     $  10,593
    Shares issued under stock option
       and stock purchase plans................       72          1                  521          --            --            522
    Shares received for payment of
       stock options...........................       (2)        --                   (6)         --            (7)           (13)
    Income tax benefit arising from
       stock option plan.......................       --         --                  108          --            --            108
    Compensation related to
       stock plan activity.....................       --         --                   60          --            --             60
    Net income.................................       --         --                   --          --         4,787          4,787
                                                  ------     ------      ---------------      ------    ----------      ---------

Balance, March 31, 2000........................    9,864         99               37,168          --       (21,210)        16,057
    Shares purchased through an
       open market repurchase program..........       --         --                   --      (2,813)           --         (2,813)
    Shares issued under stock option
       and stock purchase plans................       87         --                  513         973            --          1,486
    Income tax benefit arising from
       stock option plan.......................       --         --                  100          --            --            100
    Compensation related to
       stock plan activity.....................       --         --                   71          --            --             71
    Net income.................................       --         --                   --          --         7,912          7,912
                                                  ------     ------      ---------------      ------    ----------      ---------
Balance, March 31, 2001........................    9,951         99               37,852      (1,840)      (13,298)        22,813
    Shares purchased through an
       open market repurchase program..........       --         --                   --        (175)           --           (175)
    Shares issued under stock option
       and stock purchase plans................      290          3                2,079       2,015            --          4,097
    Income tax benefit arising from
       stock option plan.......................       --         --                  307          --            --            307
    Compensation related to
       stock plan activity.....................       --         --                   96          --            --             96
    Net income.................................       --         --                   --          --         5,199          5,199
                                                  ------     ------      ---------------      ------    ----------      ---------
Balance, March 31, 2002........................   10,241     $  102      $        40,334      $   --    $   (8,099)     $  32,337
                                                  ======     ======      ===============      ======    ==========      =========

                         The accompanying notes are an integral part of these consolidated financial statements.


                                        DREXLER TECHNOLOGY CORPORATION AND SUBSIDIARIES

                                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        Fiscal Years Ended March 31, 2000, 2001, and 2002
                                                         (In thousands)

          .                                                                              2000              2001            2002
                                                                                         ----              ----            ----
Cash flows from operating activities:
   Net income.....................................................................  $   4,787         $   7,912        $  5,199
   Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation and amortization..............................................      1,219             2,449           1,556
       Provision for doubtful accounts receivable.................................         44               (15)            (14)
       Provision for product return reserve.......................................        218                --            (127)
       Increase in deferred tax asset.............................................     (3,025)           (1,903)         (3,484)
       Compensation from stock plan activity......................................         60                71              96
       Tax benefit for stock option exercises.....................................        108               100             307
       Provision for excess and obsolete inventory................................         37                (1)            276

   Changes in operating assets and liabilities:
       (Increase) decrease in accounts receivable.................................       (636)              172            (240)
       Decrease in notes receivable...............................................        150               150              --
       Increase in inventories....................................................     (2,547)             (461)           (368)
       (Increase) decrease in other assets........................................         35              (413)            116
       Increase (decrease) in accounts payable and accrued liabilities............       (102)              426             (45)
       Increase in deferred revenue...............................................        397               597             116
       Increase in advance payments from customers................................      1,082               157           1,276
       Increase (decrease) in deferred gross profit...............................        955            (2,161)           (295)
                                                                                    ---------         ---------        --------

           Net cash provided by operating activities..............................      2,782             7,080           4,369
                                                                                    ---------         ---------        --------

Cash flows from investing activities:
   Purchases of property and equipment............................................     (1,986)           (2,202)         (1,723)
   Investments in patents and other intangibles...................................     (1,150)             (164)            (98)
   Purchases of cash investments..................................................     (5,403)          (18,938)        (13,964)
   Maturities of cash investments.................................................         --            18,954           9,466
                                                                                    ---------         ---------        --------

           Net cash used for investing activities.................................     (8,539)           (2,350)         (6,319)
                                                                                    ---------         ---------        --------

Cash flows from financing activities:
   Proceeds from sale of common stock through stock plans.........................        509             1,486           4,097
   Cash used to purchase common stock through an open market
       repurchase program.........................................................         --            (2,813)           (175)
                                                                                    ---------         ---------        --------

           Net cash provided by (used for) financing activities...................        509            (1,327)          3,922
                                                                                    ---------         ---------        --------
           Net increase (decrease) in cash and cash equivalents...................     (5,248)            3,403           1,972

Cash and cash equivalents:
   Beginning of year..............................................................      8,066             2,818           6,221
                                                                                    ---------         ---------        --------
   End of year ...................................................................  $   2,818         $   6,221        $  8,193
                                                                                    =========         =========        ========

Supplemental disclosures--cash payments for the following items are:
   Income taxes...................................................................  $      94         $     320        $    182
                                                                                    =========         =========        ========

                      The accompanying notes are an integral part of these consolidated financial statements.

                 DREXLER TECHNOLOGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   ORGANIZATION AND OPERATIONS

     Drexler Technology Corporation and its wholly owned subsidiary, LaserCard Systems Corporation, (the "Company") develop and manufacture optical data storage products featuring LaserCard(R) optical memory cards and chip-ready Smart/Optical(TM) cards used with personal computers for information recording, storage, and retrieval. Products include optical memory cards, optical card read/write drives, and related data systems and peripherals. The Company's customers are mainly value-added reseller (VAR) companies and licensees, in the United States and other countries, that develop commercial applications for LaserCard products. Target markets for these products include government and commercial applications for portable, recordable, secure, identification cards and other unitary-record cards. Applications include U.S. immigration "Green Cards," "Laser Visa" cards for border crossing, cargo manifests, biometric IDs, access cards, and other wallet-card applications.

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

     FISCAL PERIOD. For purposes of presentation, the Company has indicated its accounting period as ending on March 31. The Company, in fact, operates and reports quarterly periods ending on the Friday closest to month end. Fiscal 2000 ended on March 31, 2000; fiscal 2001 ended on March 30, 2001; and fiscal 2002 ended on March 29, 2002.

     CASH, CASH EQUIVALENTS, SHORT-TERM INVESTMENTS, AND LONG-TERM INVESTMENTS. The Company considers all highly liquid investments, consisting primarily of commercial paper, taxable notes, and U.S. government bonds, with maturities of three months or less at the date of purchase, to be cash equivalents. All investments with original maturities of more than three months and up to one year, are classified as short-term investments. All investments with original maturities greater than one year are classified as long-term investments. Management determines the appropriate classification of debt and equity securities at the time of purchase and reevaluates the classification of investments as of each balance sheet date.

     All short-term investments are held to maturity. The carrying amounts of short-term investments at March 31, 2001 and 2002 are (in thousands):

                                                   2001             2002
                                                   ----             ----
Commercial paper............................  $   5,387        $      --
Corporate bonds.............................         --            5,199
U.S. government and agency obligations......         --            1,900
Certificates of deposit.....................         --            1,784
                                              ---------        ---------
                                              $   5,387        $   8,883
                                              =========        =========

     At March 31, 2002, scheduled maturities of held-to-maturity investments are (in thousands):

Up to one year..............................  $  8,883
After one year through five years  .........     1,002
                                              --------
                                              $  9,885
                                              ========

     For the years ended March 31, 2001 and 2002, maturities and purchases are (in thousands):

                                                 2001            2002
                                                 ----            ----
        Purchases.......................... $  18,938      $   13,964
        Maturities.........................   (18,954)         (9,466)
                                            ---------      ----------
                                            $     (16)     $    4,498
                                            =========      ==========

     INVENTORIES. Inventories are stated at the lower of cost or market, with cost determined on a first-in, first-out basis and market based on the lower of replacement cost or estimated realizable value. The components of inventories as of March 31 are (in thousands):

                                                 2001            2002
                                                 ----            ----
        Raw materials...................... $   2,954      $    3,063
        Work-in-process....................       552             479
        Finished goods.....................     1,267           1,338
        Systems and components
           held for resale.................       108              93
                                            ---------      ----------
                                            $   4,881      $    4,973
                                            =========      ==========

     PROPERTY AND EQUIPMENT. The components of property and equipment as of March 31 are (in thousands):

                                                 2001            2002
                                                 ----            ----
        Equipment and furniture............ $  16,823      $   18,425
        Leasehold improvements.............     2,487           2,554
                                            ---------      ----------
                                            $  19,310      $   20,979
                                            =========      ==========

     Property and equipment are recorded at cost. Depreciation is provided over the estimated useful lives (four to seven years) of equipment and furniture using the double-declining balance and straight-line methods. Leasehold improvements are amortized over the shorter of the life of the asset or the life of the lease using the straight-line method. Depreciation expense for fiscal 2000, 2001, and 2002 was $777,000, $974,000, and $1,082,000, respectively.

     PATENT COSTS. Legal expenses incurred in connection with patents are capitalized and amortized over the estimated remaining useful lives of the patents of six to seventeen years. Costs incurred in connection with other intangibles are amortized using the straight-line method over three years.

     Gross patent expenditures capitalized and accumulated amortization as of March 31 are as follows (in thousands):

                                                 2001          2002
                                                 ----          ----
        Gross patent and other
           intangible expenditures......... $   3,229     $   3,327
        Accumulated amortization...........    (2,351)       (2,715)
                                            ---------     ---------
                                            $     878     $     612
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

     SOFTWARE DEVELOPMENT COSTS. In accordance with Statement of Financial Accounting Standards (SFAS) No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed," development costs incurred in the research and development of new software products are expensed as incurred until technological feasibility in the form of a working model has been established. To date, the Company's software development has been completed concurrent with the establishment of technological feasibility and, accordingly, all software development costs have been charged to research and engineering expenses in the accompanying statements of income.

     ADVANCE PAYMENTS FROM CUSTOMERS. The Company customarily receives advance payments on orders placed by its customers. The advance payments are recorded as a liability on the balance sheet until the related orders are shipped.

     REVENUE RECOGNITION. Product sales primarily consist of card sales and sales of read/write drives. The Company recognizes revenue from product sales when the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the fee is fixed and determinable; and
(4) collectibility is reasonably assured. Where appropriate, provision is made at that time for estimated warranty costs and estimated returns.

     License revenue, which consists of front-end license fees and long-term royalty payments, is recognized as revenue when realized. The cost of license revenue is not material and is included in selling, general, and administrative expenses.

     Fiscal 2000 license revenue included $119,000 realized from the sale of a license in Italy to assemble optical card reader/writers using parts kits supplied by the Company. Fiscal 2001 license revenue included $712,000 from the Italian read/write drive assembly license and $1,465,000 realized from the sale of a digital sound patent license. (See Note 6.) Fiscal 2002 license revenue included $1,206,000 recognized on digital sound patent licenses and $119,000 realized from the Italian read/write drive assembly license.

     STOCK-BASED COMPENSATION. Effective April 1, 1996, the Company adopted the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." In accordance with the provisions of SFAS No. 123, the Company applies Accounting Principles Board Opinion (APB) No. 25 and related interpretations in accounting for its stock option plan. Note 5 to the consolidated financial statements contains a summary of the pro forma effects on reported net income and earnings per share for fiscal 2000, 2001, and 2002 based on the fair value of the options at date of grant, as prescribed by SFAS No. 123.

     COMPREHENSIVE INCOME (LOSS). Under SFAS No. 130, "Reporting Comprehensive Income," comprehensive income (loss) is defined as the changes in equity of an enterprise except those resulting from stockholders' transactions. For the fiscal years ended March 31, 2000, 2001, and 2002, comprehensive income equaled net income.

     SEGMENT REPORTING. In accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," the Company is required to disclose information about operating segments. The Company operates in one industry segment--the development, manufacture, and sale of optical data products used for information storage and retrieval.

     RECENT ACCOUNTING PRONOUNCEMENTS. In June 2001, the FASB approved for issuance SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Intangible Assets." As a result of SFAS No. 141, all business combinations initiated after June 30, 2001 must be accounted for using the purchase method of accounting; the pooling of interests method is prohibited except for business combinations initiated before July 1, 2001. SFAS No. 141 had no impact on the Company's consolidated financial statements during fiscal 2002. Among its other provisions, SFAS No. 142 requires that (1) goodwill resulting from acquisitions initiated after June 30, 2001 not be amortized and (2) goodwill resulting from business combinations initiated before July 1, 2001 continue to be amortized until SFAS No. 142 is adopted, at which point the remaining goodwill balance will no longer be subject to amortization. The adoption of SFAS No. 142 on April 1, 2002 will have no effect on the Company's financial position or results of operations.

     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supercedes SFAS No. 121 and requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and by broadening the presentation of discontinued operations to include more disposal transactions. The statement will be effective for fiscal years beginning after December 5, 2001. The Company has not yet determined the effect SFAS No. 144 will have on its financial position, results of operations, or cash flows.

     RECLASSIFICATIONS. Certain reclassifications were made to the prior year financial data to conform with the current year presentation.

3.   NET INCOME PER SHARE

     The Company computes net income per share in accordance with SFAS No. 128, "Earnings Per Share." SFAS No. 128 requires companies to compute net income per share under two different methods, basic and diluted, and present per share data for all periods in which a statement of income is presented. Basic net income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding. Diluted net income per share is computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding. Common stock equivalents consist of stock options using the treasury stock method.

     The reconciliation of the numerators and denominators of the basic and diluted net income per share computation for fiscal years 2000, 2001, and 2002 is shown below (in thousands, except per share data):

                                                                                                Fiscal Year
                                                                                                -----------
                                                                                        2000         2001        2002
                                                                                        ----         ----        ----
Net income........................................................................  $  4,787     $   7,912    $   5,199
                                                                                    ========     =========    =========

Basic net income per share:
   Weighted average common shares outstanding.....................................     9,812         9,897        9,961
                                                                                    --------     ---------    ---------
Basic net income per share........................................................  $    .49     $     .80    $     .52
                                                                                    ========     =========    =========

Diluted net income per share:
   Weighted average common shares outstanding.....................................     9,812         9,897        9,961
   Weighted average common shares from stock optiongrants.........................       123           549          507
                                                                                    --------     ---------    ---------
   Weighted average common shares and common stock equivalents outstanding........     9,935        10,446       10,468
                                                                                    --------     ---------    ---------
Diluted net income per share......................................................  $    .48     $     .76    $     .50
                                                                                    ========     =========    =========

     Stock options having an exercise price greater than the average market value for the periods are excluded from the calculation of diluted net income per share. As their effect would be antidilutive, stock options to purchase 1,196,841, 321,400, and 280,950 shares were excluded from the calculation of diluted net income per share for the years ended March 31, 2000, 2001, and 2002, respectively.

4.   MAJOR CUSTOMERS AND EXPORT SALES

     Two customers each accounted for more than 10% of revenues during fiscal 2000 and 2001, and one customer accounted for more than 10% of revenues in fiscal 2002, as follows:

                                                    Fiscal Year
                                                    -----------
                                             2000      2001       2002
                                             ----      ----       ----
        Customer A.....................       63%       62%        81%
        Customer B.....................       33%       22%         7%

     Two United States customers comprised 96% of accounts receivable at March 31, 2001 and one United States customer comprised 98% of accounts receivable at March 31, 2002.

     Revenues by region are as follows (in thousands):

                                                    Fiscal Year
                                                    -----------
                                             2000         2001         2002
                                             ----         ----         ----

        United States...........        $  15,037    $  21,140    $  19,292
        Europe..................              223        1,408          834
        Asia ...................              128        2,299          579
        Rest of world...........               55           59           35
                                        ---------    ---------    ---------
                                        $  15,443    $  24,906    $  20,740
                                        =========    =========    =========

5.   COMMON STOCK

     STOCK OPTION PLAN. The Company has one stock option plan (the Stock Option
Plan) under which 2,187,702 shares of common stock have been reserved as of March 31, 2002, consisting of 1,873,731 shares for stock options already granted and 313,971 shares for stock options not yet granted. The Company accounts for this plan under APB No. 25; accordingly, no compensation expense for stock option grants under the Stock Option Plan has been recognized in the consolidated financial statements under the provisions of APB No. 25. SFAS No. 123 requires the disclosure of pro forma net income and income per share as if the Company had adopted the fair value method as of the beginning of fiscal 1996. Under the fair value method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period. Under SFAS No. 123, the fair value of stock-based awards is calculated through the use of option pricing models. Such models require subjective assumptions, including future stock price volatility and estimated term. These calculations were made using the Black-Scholes option pricing model. The assumptions and results are shown in the following table:

                                                    Fiscal Year
                                                    -----------
                                            2000        2001        2002
                                            ----        ----        ----
        Risk-free interest rate......          6%          5%          5%
        Expected volatility..........         50%         50%         50%
        Weighted average fair
          values of option grants....   $   4.22    $   8.58    $   7.54
        Pro forma net  income........   $  3,002    $  6,089    $  2,954
        Per share....................   $    .30    $    .58    $    .28


The calculations assume an expected option life of from two to ten years. The fair value of each option grant was estimated on the date of grant.

     The Company's Stock Option Plan provides that stock options may be granted to employees, officers, directors, and consultants of the Company and that option prices may be no less than 100% of the fair market value of the shares at the date of grant. No options were granted to consultants during fiscal 2000, 2001, or 2002. The Board of Directors specifies the term of options and the vesting schedule for exercise of options. The option term cannot exceed ten years (except that incentive stock options granted to a principal shareholder cannot exceed five years).

     The following table lists Stock Option Plan activity from March 31, 1999 through March 31, 2002:

                                              Options                                 Weighted
                                             Available          Outstanding           Average
                                             for Grant            Options          Exercise Price
                                             ---------            -------          --------------

Balance March 31, 1999..................       225,914            1,675,006           $    10.93
    Authorized..........................       300,000                   --
    Granted ............................      (313,450)             313,450           $     8.00
    Exercised...........................            --              (54,790)          $     7.71
    Expired ............................        25,456              (25,456)          $    10.96
                                             ---------           ----------
Balance March 31, 2000..................       237,920            1,908,210           $    10.54
                                             ---------           ----------
    Authorized..........................       300,000                  --
    Granted ............................      (364,800)             364,800           $    15.73
    Exercised...........................            --             (141,810)          $     9.62
    Expired ............................       103,100             (103,100)          $    11.54
                                             ---------           ----------
Balance March 31, 2001..................       276,220            2,028,100           $    11.49
                                             ---------           ----------
    Authorized..........................       300,000                   --
    Granted ............................      (345,500)             345,500           $    13.82
    Exercised...........................            --             (416,618)          $     9.52
    Expired ............................        83,251              (83,251)          $    13.86
                                             ---------           ----------
Balance March 31, 2002..................       313,971            1,873,731           $    12.25
                                             =========           ==========

     The following table summarizes information about stock options outstanding at March 31, 2002:

                                             Options Outstanding                            Options Exercisable
                              ---------------------------------------------------       -----------------------------
                                 Number        Weighted-Average       Weighted-           Number         Weighted-
         Range of              Outstanding          Remaining          Average          Exercisable        Average
     Exercise Prices           At 3/31/02      Contractual Life    Exercise Price       At 3/31/02     Exercise Price
     ---------------           ----------      ----------------    --------------       ----------     --------------
$ 4.688   -  $ 9.563             324,830           5.1 years          $     7.49          172,335        $     7.04
$10.25    -  $11.63              495,451           6.1 years          $    11.00          391,117        $    10.97
$12.125   -  $13.125             632,600           7.2 years          $    12.87          318,700        $    12.79
$14.75    -  $22.75              420,850           7.8 years          $    16.45          168,475        $    15.56
                               ---------                                                ---------
          Totals               1,873,731                                                1,050,627
                               =========                                                =========

     EMPLOYEE STOCK PURCHASE PLAN. The Company has an Employee Stock Purchase Plan (Stock Purchase Plan), under which 102,866 shares are reserved as of March 31, 2002 for future purchases by employees. Under the Stock Purchase Plan, eligible employees may designate from 2% to 6% of their compensation to be withheld for the purchase of shares of common stock at 67% of a trailing average price. The differential between fair market value and the average price of the shares sold under the Stock Purchase Plan is charged to Company operations as a compensation expense and is taxed to the employee as income. Under the Stock Purchase Plan, employees purchased 16,857 shares for fiscal 2000, 12,964 shares for fiscal 2001, and 12,942 shares for fiscal 2002. The average purchase price per share was $6.06 for fiscal 2000, $9.51 for fiscal 2001, and $10.52 for fiscal 2002. The weighted average fair value per share for shares purchased was $9.63 for fiscal 2000, $15.05 for fiscal 2001, and $17.97 for fiscal 2002.

6.   COMMITMENTS AND CONTINGENCIES

     The Company occupies its buildings under various operating leases. The rent expense relating to these buildings was approximately $480,000 for fiscal 2000, $1,077,000 for fiscal 2001, and $1,169,000 for fiscal 2002. As of March 31,
2002, future minimum rental payments relating to these leases are (in thousands):

                        Fiscal Year
                        -----------
                           2003.....................  $  1,164
                           2004.....................     1,218
                           2005.....................       908
                           2006.....................       855
                           2007.....................       139
                           Thereafter...............        --
                                                      --------
                                                      $  4,284
                                                      ========

     In July and December 1998, the Company filed complaints in the U.S. District Court for the Northern District of California for infringement of certain patents owned by the Company covering digital sound encoded on motion picture film. One complaint named as defendants Sony Corporation, provider of the SDDS digital sound system, and numerous producers, distributors, and exhibitors of motion pictures with SDDS soundtracks. The other complaint named as defendants Dolby Laboratories, Inc., provider of the Dolby Digital sound system, and numerous producers, distributors, and exhibitors of motion pictures with Dolby Digital soundtracks. Defensive counterclaims were filed by defendants in response to these complaints. The Sony legal action has been settled by the parties, resulting in revenue to the Company. The Dolby legal action resulted in a settlement through a letter agreement which now is in the process of being implemented as a definitive agreement. Prior to the settlements, certain legal costs relating to these actions were capitalized by the Company and amortization began in fiscal year 1999. The net book value of the capitalized legal costs was written off against the proceeds of the Sony settlement payment during fiscal year 2001. The net settlement amount payable to the Company from both settlements totaled approximately $2,671,000 after deducting significant amounts related to contingency interests in the recovery amount, foreign withholding taxes, and the previously capitalized legal costs. Approximately $1,465,000 of the net settlement amount was recorded as revenue in fiscal 2001, and the balance of $1,206,000, in fiscal 2002. There will be no ongoing royalty payments resulting from any continuation of the alleged infringing activities of the defendants.

     In the normal course of business, the Company is subject to various claims and assertions. In the opinion of management, the ultimate disposition of such claims and assertions will not have a material adverse impact on the financial position of the Company.

7.   INCOME TAXES

     The provision for income taxes for fiscal 2000, 2001, and 2002 consists of the following (in thousands):

                                                       Fiscal Year
                                                       -----------
                                            2000          2001         2002
                                            ----          ----         ----

        Current provision:
           Federal.................    $      37     $     136    $      49
           State...................          104           220          213
           Foreign.................           --           354           --
                                       ---------     ---------    ---------
                                             141           710          262
        Deferred provision:
           Federal.................       (3,060)       (1,807)      (3,048)
           State...................           --            --           --
                                       ---------     ---------    ---------
                                          (3,060)       (1,807)      (3,048)
                                       ---------     ---------    ---------

        Income tax benefit.........    $  (2,919)    $  (1,097)   $  (2,786)
                                       =========     ==========   =========

     The Company's effective tax rate differs from the statutory rate as follows:

                                                       Fiscal Year
                                                       -----------
                                            2000          2001         2002
                                            ----          ----         ----

Tax rate reconciliation:
   Federal statutory rate..............       34%           34%          34%
   State tax, net of federal  benefit..        6%            6%           6%
Change in valuation allowance..........     (198%)         (58%)       (159%)
Alternative minimum taxes..............        2%            2%          --
                                       ---------     ---------    ---------
                                            (156%)         (16%)       (119%)
                                       =========     =========    =========

     The major components of the net deferred tax asset as of March 31 are as follows (in thousands):

                                                      2001             2002
                                                      ----             ----

Net operating loss carryforwards:
   Federal...........................              $  10,106        $  10,420
Tax credits..........................                    957              440
Reserves and accruals not
   currently deductible
   for tax purposes..................                  2,175            2,373
Depreciation.........................                    357              461
Capitalized patent costs.............                   (221)            (175)
Other................................                    (38)             211
                                                   ---------        ---------
   Total deferred tax asset..........                 13,336           13,730
Valuation allowance, provision.......                 (4,589)              --
Valuation allowance, equity..........                 (3,819)          (5,318)
                                                   ---------        ---------
Net deferred tax asset...............              $   4,928        $   8,412
                                                   =========        =========

     The Company analyzes its deferred tax assets with regard to potential realization. The Company hasestablished a valuation allowance on a significant portion of the deferred tax assets based upon the uncertainty of their realization. The Company has considered estimated future taxable income and ongoing prudent and feasible tax planning strategies in assessing the amount of the valuation allowance.

     There are timing differences between when certain items are included in book income and when the same items are included on income tax returns. Therefore, tax payments or credits often occur in different periods than when an income tax expense or benefit is included in the statements of income.

     The Company's federal net operating loss carryforwards of $30,648,000 will expire at various dates from 2003 through 2022, if not utilized. The tax effect of this amount is reflected above in the deferred tax asset footnote in the amount of $10,640,000. Of this amount, $5,318,000 will be credited to equity when released. As of March 31, 2002, the Company has recognized all prior net operating loss benefits that have an impact on net income. Tax credits in the amount of $408,000 for alternative minimum taxes have no expiration. Other tax credits in the amount of $32,000 will expire in 2007 if not utilized.

                         DREXLER TECHNOLOGY CORPORATION AND SUBSIDIARIES

                          SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
                            (In thousands, except per share amounts)


                                           1st Quarter    2nd Quarter     3rd Quarter    4th Quarter
                                           -----------    -----------     -----------    -----------
Fiscal 2001
   Product sales.........................   $   5,254       $   5,775       $  5,558      $   6,103
   License and royalty revenues..........         182             180            206          1,648
   Net revenues..........................       5,436           5,955          5,764          7,751
   Cost of sales.........................       3,180           3,066          2,575          3,378
   Net income............................       1,506           1,805          2,063          2,538
   Income per share:
       Basic.............................   $     .15       $     .18       $    .21      $     .26
       Diluted...........................   $     .15       $     .17       $    .19      $     .25

Fiscal 2002
   Product sales.........................   $   3,952       $   3,879       $  6,969      $   4,613
   License and royalty revenues..........         311             765             --            251
   Net revenues..........................       4,263           4,644          6,969          4,864
   Cost of sales.........................       2,253           2,033          3,673          2,544
   Net income............................       1,134           1,418          1,659            988
   Income per share:
       Basic.............................   $     .12       $     .14       $    .17      $     .10
       Diluted...........................   $     .11       $     .14       $    .15      $     .09


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On April 8, 2002, the Board of Directors of Drexler Technology Corporation (the "Company"), upon recommendation of the Audit Committee, dismissed Arthur Andersen LLP ("Arthur Andersen") as the Company's independent public accountants and engaged PricewaterhouseCoopers LLP ("PWC") to serve as the Company's independent public accountants for the fiscal year ended March 31, 2002.

     Arthur Andersen's reports on the Company's consolidated financial statements for each of the fiscal years ended March 31, 2001 and 2000 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

     During the fiscal years ended March 31, 2001 and 2000 and through the date of their dismissal, there were no disagreements with Arthur Andersen on any matter of accounting principle or practice, financial statement disclosure, or auditing scope or procedure which, if not resolved to Arthur Andersen's satisfaction, would have caused them to make reference to the subject matter in connection with their report on the Company's consolidated financial statements for such years; and there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

     The Company provided Arthur Andersen with a copy of the foregoing disclosures. A copy of Arthur Andersen's letter dated April 10, 2002, stating its agreement with such statements, is contained in Exhibit 16 to the Company's Report on Form 8-K dated April 8, 2002, filed by the Company on April 12, 2002.

     During the fiscal years ended March 31, 2001 and 2000 and through the date of engagement of PWC, the Company did not consult PWC with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's consolidated financial statements, or any other matters or reportable events as set forth in Items 304(a)(2)(i) and (ii) of Regulation S-K.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

A.    DIRECTORS AND EXECUTIVE OFFICERS

                               Officer or
                                Director
    Name               Age       Since           Position with Registrant and, If Different, Principal Occupation
    ----               ---       -----           ----------------------------------------------------------------
Jerome Drexler          74        1968         Chairman of the Board of Directors and Chief Executive Officer of
                                               Drexler Technology Corporation and its wholly owned subsidiary,
                                               LaserCard Systems Corporation.

Richard M. Haddock      50        1997         Director; President and Chief Operating Officer (since 1997) of
                                               Drexler Technology Corporation and President and Chief Operating
                                               Officer (since 1989) of its wholly owned subsidiary, LaserCard Systems
                                               Corporation.

Christopher J. Dyball   51        1992         Director; Executive Vice President and General Manager, Card
                                               Manufacturing, Drexler Technology Corporation.

Steven G. Larson        52        1987         Vice President of Finance and Treasurer of Drexler Technology
                                               Corporation and its wholly owned subsidiary, LaserCard Systems
                                               Corporation.

Arthur H. Hausman       78        1981         Director; private investor. Retired Chairman, President, and Chief
                                               Executive Officer of Ampex Corporation (manufacturer of professional audio-video systems, data/memory products, and magnetic tape).
                                               Director of California Amplifier, Inc. (low-noise amplifiers).

Dan Maydan              66        1998         Director. President (since 1993) and Director (since 1992) of Applied
                                               Materials, Inc. (semiconductor manufacturing equipment). Director of
                                               Electronics for Imaging, Inc. (software).

William E. McKenna      82        1970         Director; private investor. Director of Midway Games, Inc.
                                               (interactive entertainment software for the home market) and WMS
                                               Industries, Inc. (coin-operated video and other games).

Walter F. Walker        47        1999         Director. President and CEO (since 2001) of Seattle Sonics & Storm
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

B.   SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors, executive officers, and beneficial owners of more than 10% of the Company's common stock to file with the Commission initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. The Company typically files these reports on behalf of its directors and officers, based on information provided by them. The Company believes, based on its review of Forms 3, 4, 5, if any, and periodic written representations from reporting persons, that all officers, directors, and holders of more than 10% of the Company's common stock complied with all
Section 16(a) filing requirements for the 2002 fiscal year.

ITEM 11. EXECUTIVE COMPENSATION

A.   COMPENSATION OF EXECUTIVE OFFICERS

     The following table discloses the total compensation paid to each of the Company's four executive officers for the three fiscal years ended March 31, 2002, for services rendered in all capacities to the Company and its subsidiaries.

                                           SUMMARY COMPENSATION TABLE

                                                       Annual Compensation             Long-term Compensation
                                                       -------------------             ----------------------
                                       Fiscal                                           Securities Underlying       All  Other
Name and Principal Position             Year       Salary ($)        Bonus ($)             Option Grants (#)      Compensation(1)
---------------------------             ----       ----------        ---------             -----------------      ---------------
Jerome Drexler                          2002        $ 237,972               --                      --                      --
  Chairman of the Board and             2001          235,622         $ 50,000                      --                      --
  Chief Executive Officer               2000          250,786               --                      --                      --

Richard M. Haddock                      2002        $ 263,645               --                  30,000                $  5,437
  President and                         2001          255,029         $ 50,000                  30,000                   2,625
  Chief Operating Officer               2000          244,476               --                      --                      --

Christopher J. Dyball                   2002        $ 256,763               --                  30,000                $  5,437
  Executive Vice President; General     2001          237,227         $ 50,000                  30,000                   2,625
  Manager, Card Manufacturing           2000          229,840               --                      --                      --

Steven G. Larson                        2002        $ 207,810               --                  12,000                $  5,437
  Vice President of Finance             2001          207,234         $ 30,000                  20,000                   2,625
  and Treasurer                         2000          180,682               --                      --                      --

-------------------

(1) Represents the Company's matching contribution on behalf of these individuals in the Company's 401(k) Plan.

STOCK OPTION GRANTS TO EXECUTIVE OFFICERS

     The following table sets forth the stock options granted to each of the Company's four executive officers under the Company's Stock Option Plan during the 2002 fiscal year ended March 31, 2002. The options become exercisable in installments of one-fourth (1/4) each after one, two, three, and four years from the date of grant.


                                                    OPTION GRANTS IN LAST FISCAL YEAR

                                        Individual Grants
                        --------------------------------------------------------       Potential Realizable Value at
                        Number of       Percent of                                         Assumed Annual Rates of
                        Securities     Total Options     Exercise                         Stock Price Appreciation
                        Underlying      Granted to        Price     Expiration               For Option Term (3)
                         Options         Employees       ($/Share)     Date            -----------------------------
     Name               Granted(#)     in Fiscal Year       (1)         (2)                5% ($)         10% ($)
     ----               ----------     --------------    ---------  ----------         ------------   --------------
Jerome Drexler                --               --               --          --                   --               --

Richard Haddock           30,000             8.68%         $13.125     9/21/11             $247,627        $ 627,536

Christopher Dyball        30,000             8.68%         $13.125     9/21/11              247,627          627,536

Steven Larson             12,000             3.47%         $13.125     9/21/11               99,051          251,014


---------------------
(1) At the discretion of the Board of Directors and/or Stock Option Committee, the optionee may pay the exercise price to the Company in cash, by promissory note, or by delivering already owned shares, subject to certain conditions.

(2) Options have ten-year terms but are subject to earlier termination in certain events.

(3) The 5% and 10% assumed rates of appreciation are mandated by the rules of the Securities and Exchange Commission and do not represent the Company's estimate or projection of the future common stock price.

AGGREGATED OPTION EXERCISES AND OPTIONS HELD BY EXECUTIVE OFFICERS

     The following table sets forth the value of options exercised by the Company's executive officers during the fiscal year ended March 31, 2002, and remaining options held at fiscal year end.

                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR-END OPTION VALUES

                                                     Number of Securities
                          Shares                    Underlying Unexercised           Value of Unexercised
                         Acquired                         Options at                In-the-Money Options at
                            on         Value          Fiscal Year-end (#)            Fiscal Year-end ($)(2)
                         Exercise     Realized        -------------------            ----------------------
       Name                 (#)        ($)(1)     Exercisable    Unexercisable    Exercisable      Unexercisable
       ----              --------     ---------   -----------    -------------    -----------      -------------
Jerome Drexler                --            --      240,600             --         $2,981,440               --
Richard Haddock           60,000      $698,424      155,333         74,167         $1,608,303         $608,138
Christopher Dyball        80,000       897,495      123,533         74,167         $1,227,119         $608,138
Steven Larson             62,702       623,834       86,000         48,667         $  791,799         $407,270

----------------------
(1) Market value of underlying securities (based on the fair market value of the Company's common stock on The Nasdaq Stock Market) at the time of their exercise, minus the exercise price.

(2) Market value of securities underlying in-the-money options at fiscal year end (based on $22.05 per share, the closing market price of the Company's common stock on The Nasdaq Stock Market on the last day of the Company's fiscal year) minus the exercise price.

B. COMPENSATION OF DIRECTORS

     Each director receives a fee of $1,200 per month for serving as a director, the standard fee in effect since July 1995. The Company also reimburses reasonable out-of-pocket expenses incurred by directors performing services for the Company.

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

D.   COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     During fiscal 2002, none of the Company's executive officers served on the board of directors of any entities whose directors or officers serve on the Company's Compensation Committee. Jerome Drexler, the Company's Chief Executive Officer, is a member of the Compensation Committee. The function of the Compensation Committee, in coordination with the Board of Directors, is to approve the salaries of executive officers (other than the Chief Executive Officer) and to approve the salaries of certain other employees.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The table below, based upon information supplied by the principal stockholders, shows the name, address, number of shares held, nature of ownership, and percentage of shares held as of March 31, 2002 by the persons or entities known to the Company to own beneficially more than 5% of the outstanding common stock. Applicable percentages are based on 10,240,687 shares outstanding on March 31, 2002.

                                                   BENEFICIAL OWNERSHIP BY PRINCIPAL STOCKHOLDERS

                                                                                                  Common            Percent of
                          Name and Address of Beneficial Owner                                  Shares (1)             Class
                          ------------------------------------                                  ----------             -----

Jerome Drexler, c/o Drexler Technology Corporation, 1077 Independence Avenue,
Mountain View, CA 94043                                                                        1,049,048 (2)           10.0%

Fidelity Management & Research Company, 82 Devonshire Street, Boston, MA 02109                 1,090,761 (3)           10.7%

Citigroup Inc., 399 Park Avenue,  New York, NY 10043; and
Salomon Smith Barney Holdings Inc., 388 Greenwich Street, New York, NY 10013                     577,145 (4)            5.6%

William D. Witter, Inc., 51st Floor, 153 E. 53rd Street, New York, NY 10022                      906,780 (5)            8.9%

-----------------------------

(1) Each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned, subject to community property laws, where applicable, and the information contained in the footnotes to this table.
(2) Includes 240,600 shares purchasable by exercise of option within 60 days. Does not include 7,700 shares owned by Mr. Drexler's wife, as to which shares Mr. Drexler disclaims any beneficial ownership. Includes 10,000 shares held by The Drexler Foundation, the assets of which are perpetually dedicated to charity. The power to vote and to dispose of the shares held by The Drexler Foundation is shared by the Foundation's directors, consisting of Mr. Drexler and his wife. Mr. Drexler disclaims beneficial ownership with respect to these shares.

(3) Of the 1,090,761 shares attributed to Fidelity Management & Research Company, it has sole voting power over 400,129 of these shares and sole dispositive power over all 1,090,761 shares.

(4) This information is based on a Schedule 13F HR filing with the SEC for the quarter ended March 31, 2002 by Citigroup Inc. on behalf of various Citigroup and Salomon Smith Barney entities. Of the 571,745 shares, Citigroup entities have sole voting and dispositive power over 600 shares, and Salomon Smith Barney entities have sole voting and dispositive power over 185,599 shares and shared voting and dispositive power over 353,500 shares.

(5) This information is based on a Schedule 13F filing with the SEC for the quarter ended March 31, 2002 by William D. Witter, Inc. Of the 906,780 shares attributed to William D. Witter, Inc., it has sole voting power over 846,680 of these shares and sole dispositive power over all 906,780 shares.

      The following table contains information as of March 31, 2002, respecting the number of shares and percentage of the Company's common stock beneficially owned by each of the Company's seven directors, by each executive officer of the Company, and by all executive officers and directors as a group. The address of each beneficial owner listed in the table is c/o Drexler Technology Corporation, 1077 Independence Avenue, Mountain View, California 94043. Applicable percentages are based on 10,240,687 shares outstanding on March 31, 2002.

               STOCK OWNERSHIP BY DIRECTORS AND EXECUTIVE OFFICERS

                                                                          Common           Percent
               Name                                                      Shares (1)      of Class (2)
               ----                                                      ----------      ------------
        Jerome Drexler                                                    1,049,048 (3)      10.0%
        Arthur H. Hausman                                                    50,392 (4)        .5%
        Dan Maydan=                                                          27,000 (5)        .3%
        William E. McKenna                                                   71,483 (6)        .8%
        Walter F. Walker                                                     38,750 (7)        .4%
        Richard M. Haddock                                                  161,031 (8)       1.5%
        Christopher J. Dyball                                               129,062 (9)       1.2%
        Steven G. Larson                                                     89,155 (10)       .9%
        All executive officers and directors as a group (8 persons)       1,621,921 (11)     14.8%

------------------------
(1) To the Company's knowledge, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws, where applicable, and the information contained in the footnotes to this table.
(2) For purposes of computing the percentage of outstanding shares held by each person or group of persons named above on a given date, shares which such person or group has the right to acquire within 60 days after such date are deemed to be outstanding, but are not deemed to be outstanding for the purposes of computing the percentage ownership of any other person.
(3) Includes 240,600 shares purchasable by exercise of option within 60 days. Does not include 7,700 shares owned by Mr. Drexler's wife, as to which shares Mr. Drexler disclaims any beneficial ownership. Includes 10,000 shares held by The Drexler Foundation, the assets of which are perpetually dedicated to charity. The power to vote and to dispose of the shares held by The Drexler Foundation is shared by the Foundation's directors, consisting of Mr. Drexler and his wife. Mr. Drexler disclaims beneficial ownership with respect to these shares.
(4)  Includes 30,000 shares purchasable by exercise of option within 60 days.
(5)  Includes 27,000 shares purchasable by exercise of option within 60 days.
(6)  Includes 42,000 shares purchasable by exercise of option within 60 days.
(7)  Includes 20,000 shares purchasable by exercise of option within 60 days.
(8)  Includes 155,333 shares purchasable by exercise of option within 60 days.
(9)  Includes 123,533 shares purchasable by exercise of option within 60 days.
(10) Includes 86,000 shares purchasable by exercise of option within 60 days.
(11) Includes 724,466 shares purchasable by exercise of option within 60 days.

                      EQUITY COMPENSATION PLAN INFORMATION

     The table below shows information as of March 31, 2002, with respect to equity compensation plans under which equity securities of the Company are authorized for issuance. The Company's equity compensation plans, consisting of the Stock Option Plan and Employee Stock Purchase Plan, are approved by security holders.

                                  Number of Securities to Be      Weighted-Average      Number of Securities Remaining Available
                                    Issued upon Exercise of      Exercise Price of          for Future Issuance under Equity
                                     Outstanding Options,       Outstanding Options,         Compensation Plans (Excluding
         Plan Category               Warrants, and Rights       Warrants, and Rights       Securities Reflected in Column (a))
         -------------               --------------------       --------------------            ------------------------
                                              (a)                       (b)                               (c)
Equity compensation plans
approved by security
holders                                    1,873,731                   $12.25                         416,837 (1)

------------------------------
(1) Includes 102,866 shares reserved as of March 31, 2002 for future purchases by employees through payroll deductions under the Company's Employee Stock Purchase Plan, which is available to all regular employees who work a minimum of 30 hours per week and who have completed six months of employment with the Company.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      None.

                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)   List of Documents Filed as Part of this Report

    1. The Consolidated Financial Statements of the Company, filed herewith under Item 8, as follows:

                                                                     Page Number
                                                                     -----------

        (1)   Report of Independent Public Accountants                   30

        (2)   Consolidated Balance Sheets at March 31, 2001 and
              March 31, 2002                                             32

        (3)   Consolidated Statements of Income for Fiscal Years
              2000, 2001, and 2002                                       33

        (4)   Consolidated Statements of Stockholders' Equity for
              Fiscal Years 2000, 2001, and 2002                          34

        (5)   Consolidated Statements of Cash Flows for Fiscal Years
              2000, 2001, and 2002                                       35

        (6)   Notes to Consolidated Financial Statements                 36

    2.  Financial Statement Schedules:

        The schedule supporting the Company's Consolidated Financial Statements, filed herewith under Item 14(d), as follows:

        Schedule
         Number                      Description                     Page Number
        ---------                    -----------                     -----------

           --           Report of Independent Accountants on             54
                        Financial Statement Schedules

           II           Valuation and Qualifying Accounts                55


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

    3.  Exhibits:

        The Exhibits to this Report, filed herewith under Item 14(c) or incorporated by reference from other documents previously filed with the Securities and Exchange Commission, as follows:


        Exhibit                                                 Filed Herewith or Incorporated
        Number                       Description                     Herein by Reference to
        -------                      -----------                     ----------------------

          3.1           Amended and Restated Certificate     Exhibit 3.1.1 to Report on Form
                        of Incorporation                     10-Q for period ended September 30, 2000


          3.2           Amended and Restated By-Laws as      Filed herewith as page 58
                        of July 24, 2001

         10.1           Building lease agreement with The    Exhibit 10.1.6 to Report on Form 10-K
                        Milla and Raymond Handley 1992       for fiscal year ended March 31, 2000
                        Trust (Marine Way)


        Exhibit                                                 Filed Herewith or Incorporated
        Number                       Description                     Herein by Reference to
        -------                      -----------                     ----------------------

        10.1.1          Building lease agreement with Renault   Exhibit 10.1 to Report on Form 10-Q
                        & Handley Employees Investment Co.      for period ended September 30, 2000
                        (Bayshore Parkway)

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

        10.4*           Stock Option Plan                       Exhibit 10.1 to Report on Form 10-Q for
                                                                period ended September 30, 2000

        10.4.1*         Amendment to Stock Option Plan          Exhibit 10.4.1 to Report on Form 10-K
                                                                filed June 28, 2001

        10.5            Patent License Agreement with           Exhibit 10.6 to Report on Form 10-K for
                        Nippon Conlux Co., Ltd.                 fiscal year ended March 31, 1999

        10.6            Subcontract with Information Spectrum   Exhibit 10.6 to Report on Form 10-K
                        Inc. dated June 2, 2000                 filed June 28, 2001

        16              Letter re Change in Certifying          Exhibit 16 to Report on Form 8-K dated
                        Accountants                             April 8, 2002

        21              Subsidiaries of the Registrant          Exhibit 21 to Report on Form 10-K
                                                                filed June 28, 2001

        23              Consents of Independent Accountants     Filed herewith as page 59

    ---------------------
    *Indicates management contract or compensatory plan or arrangement.

(b) Reports on Form 8-K

    On April 12, 2002, the Company filed a Report on Form 8-K, which reported under Item 4, a change in independent public accountants for the fiscal year ended March 31, 2002.

    On May 15, 2002, the Company filed a Report on Form 8-K, which reported under Item 5, the issuance of a press release containing financial results for the fourth quarter and fiscal year ended March 31, 2002, and the restatement of financial results for fiscal 1998 through fiscal 2001 and the first nine months of fiscal 2002 due to changes in the timing of revenue recognition.

(c) Exhibits

    Exhibits 3.2 and 23 are filed herewith.

(d) Financial Statement Schedule

    Schedule II to the Company's Consolidated Financial Statements follows on page 55.

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULES


To the Board of Directors
of Drexler Technology Corporation:

      Our audit of the consolidated financial statements of Drexler Technology Corporation referred to in our report dated May 13, 2002, which report and consolidated financial statements are included in this Annual Report on Form 10-K, also included an audit of the financial statement schedules for Fiscal 2002 listed in Item 14(a)(2) of this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP
San Jose, California
May 13, 2002

                                                                     SCHEDULE II

                 DREXLER TECHNOLOGY CORPORATION AND SUBSIDIARIES

                      VALUATION AND QUALIFYING ACCOUNTS
           For the Fiscal Years Ended March 31, 2000, 2001, and 2002

                                  Balance at     Additions (Deletions)     Additions
                                  Beginning           Charged to           Charged to                       Balance at
     Description                  of Period         Profit and Loss      Other Accounts     Deductions     End of Period
     -----------                  ---------         ---------------      --------------     ----------     -------------
Fiscal 2000:

    Product return reserve        $   300,000        $   219,000           $       --       $    19,000     $    500,000
                                  ===========        ===========           ==========       ===========     ============

    Deferred tax asset
       valuation allowance        $16,124,000        $(3,060,000)          $  105,000       $  (968,000)    $ 12,201,000
                                  ===========        ===========           ==========       ===========     ============
Fiscal 2001:

    Product return reserve        $   500,000        $        --           $       --       $   266,000     $    234,000
                                  ===========        ===========           ==========       ===========     ============
    Deferred tax asset
       valuation allowance        $12,201,000        $(1,807,000)          $  373,000       $(2,359,000)    $  8,408,000
                                  ===========        ===========           ==========       ===========     ============
Fiscal 2002:

    Product return reserve        $   234,000        $  (127,000)          $       --       $     7,000     $    100,000
                                  ===========        ===========           ==========       ===========     ============
    Deferred tax asset
       valuation allowance        $ 8,408,000        $(3,048,000)          $1,499,000       $(1,541,000)    $  5,318,000
                                  ===========        ===========           ==========       ===========     ============

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

      Dated: June 21, 2002

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

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


            Signature                             Title                               Date
            ---------                             -----                               ----

/s/ Jerome Drexler                    Chairman of the Board of Directors          June 21, 2002
---------------------------------     and Chief Executive Officer
Jerome Drexler                        (Principal Executive Officer)


/s/ Steven G. Larson                  Vice President of Finance and Treasurer     June 21, 2002
---------------------------------     (Principal Financial Officer and
Steven G. Larson                      Principal Accounting Officer)


/s/ Richard M. Haddock                President and Chief Operating Officer;      June 21, 2002
---------------------------------     Director
Richard M. Haddock


/s/ Christopher J. Dyball             Executive Vice President;                   June 21, 2002
---------------------------------     Director
Christopher J. Dyball


/s/ Arthur H. Hausman                 Director                                    June 21, 2002
---------------------------------
Arthur H. Hausman


/s/ Dan Maydan                        Director                                    June 21, 2002
---------------------------------
Dan Maydan


/s/ William E. Mckenna                Director                                    June 21, 2002
---------------------------------
William E. McKenna


/s/ Walter F. Walker                  Director                                    June 21, 2002
---------------------------------
Walter F. Walker


                                INDEX TO EXHIBITS
                                  [ITEM 14(c)]
Exhibit
Number      Description
------      -----------

3.1 Amended and Restated Certificate of Incorporation; previously filed as Exhibit 3.1.1 to Report on Form 10-Q for period ended September 30, 2000, and incorporated herein by reference

3.2 Amended and Restated By-Laws as of July 24, 2001; filed herewith as page 58

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

10.3 Optical memory card manufacturing license with Optical Memory Card Business Corporation; previously filed as Exhibit 10.8 to Report on Form 10-K for fiscal year ended March 31, 1991, and incorporated herein by reference

10.4 Stock Option Plan; previously filed as Exhibit 10.1 to Report on Form 10-Q for period ended September 30, 2000, and incorporated herein by reference

10.4.1 Amendment to Stock Option Plan; previously filed as Exhibit 10.4.1 to Report on Form 10-K filed June 28, 2001, and incorporated herein by reference

10.5 Patent License Agreement with Nippon Conlux Co., Ltd.; previously filed as Exhibit 10.6 to Report on Form 10-K for fiscal year ended March 31, 1999, and incorporated herein by reference

10.6        Subcontract with Information Spectrum Inc. dated June 2, 2000;
            previously filed as Exhibit 10.6 to Report on Form 10-K filed June 28, 2001, and incorporated herein by reference

16          Letter re Change in Certifying Accountant; previously filed as
            Exhibit 16 to Report on Form 8-K dated April 8, 2002

21 Subsidiaries of the Registrant; previously filed as Exhibit 21 to Report on Form 10-K filed June 28, 2001, and incorporated herein by reference

23          Consents of Independent Accountants; filed herewith as page 59