Form 10-Q
period 2002-06-30
DREXLER TECHNOLOGY CORP
filed 2002-08-12
CIK 30140

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2002


                        Commission File Number: 000-6377


                         DREXLER TECHNOLOGY CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Delaware                                        77-0176309
-------------------------------                  -------------------------------
(State or other jurisdiction of                         (I.R.S.  Employer
incorporation or organization)                         Identification No.)


1077 Independence Avenue, Mountain View, CA                94043-1601
-------------------------------------------      -------------------------------
 (Address of principal executive offices)                  (Zip Code)


                                 (650) 969-7277
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. /X/ Yes / / No

Number of outstanding shares of common stock, $.01 par value, at August 1, 2002:
                                   10,313,379


                                TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION                                                   Page Number
         Item 1.   Condensed Consolidated Financial Statements (Unaudited)
                       Condensed Consolidated Balance Sheets                          3
                       Condensed Consolidated Statements of Income                    4
                       Condensed Consolidated Statements of Cash Flows                5
                   Notes to Condensed Consolidated Financial Statements               6

         Item 2.   Management's Discussion and Analysis of Financial                  8
                   Condition and Results of Operations (Unaudited)

         Item 3.   Quantitative and Qualitative Disclosures about Market Risk        15

PART II. OTHER INFORMATION                                                           15

         Item 5.   Other Information                                                 15

         Item 6.   Exhibits and Reports on Form 8-K                                  15

SIGNATURES                                                                           16

-------------------------------------------------------------------------------------------

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


                 DREXLER TECHNOLOGY CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
               (In thousands, except share and per share amounts)

                                                                                                 March 31,              June 30,
                                                                                                   2002                   2002
                                                                                                   ----                   ----
                                     ASSETS
Current assets:
    Cash and cash equivalents ................................................................  $    8,193            $   7,211
    Short-term investments....................................................................       8,883               10,478
    Accounts receivable, net .................................................................       1,659                1,735
    Inventories ..............................................................................       4,973                5,021
    Deferred tax asset, net...................................................................       3,849                3,849
    Other current assets......................................................................         561                  625
                                                                                                ----------            ---------
       Total current assets ..................................................................      28,118               28,919
                                                                                                ----------            ---------

Property and equipment, at cost...............................................................      20,979               21,771
    Less--accumulated depreciation and amortization ...........................................    (14,561)             (14,876)
       Property and equipment, net............................................................       6,418                6,895
                                                                                                ----------            ---------
Long-term investments.........................................................................       1,002                1,002
Patents and other intangibles, net............................................................         612                  564
Deferred tax asset, net.......................................................................       4,563                4,256
                                                                                                ----------            ---------
            Total assets......................................................................  $   40,713            $  41,636
                                                                                                ==========            =========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable..........................................................................  $      738                  622
    Accrued liabilities ......................................................................       1,117                1,157
    Deferred revenue..........................................................................         235                  311
    Advance payments from customers...........................................................       2,551                2,622
    Deferred gross profit.....................................................................       2,860                2,150
       Total current liabilities..............................................................       7,501                6,862
    Deferred revenue, long-term...............................................................         875                  875
                                                                                                ----------            ---------
            Total liabilities.................................................................  $    8,376            $   7,737
                                                                                                ==========            =========

Stockholders' equity:
    Preferred stock, $.01 par value:
       Authorized--2,000,000 shares
       Issued--none............................................................................         --                   --
    Common stock, $.01 par value:
       Authorized--30,000,000 shares
       Issued--10,240,687 shares at March 31, 2002 and
       10,312,779 shares at June 30, 2002.....................................................         102                  103
    Additional paid-in capital................................................................      40,334               41,236
    Accumulated deficit.......................................................................      (8,099)              (7,440)
       Total stockholders' equity.............................................................      32,337               33,899
                                                                                                ----------            ---------
            Total liabilities and stockholders' equity........................................  $   40,713            $  41,636
                                                                                                ==========            =========

The accompanying notes are an integral part of these condensed consolidated financial statements.


                 DREXLER TECHNOLOGY CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                    (In thousands, except per share amounts)

                                                                                                        Three Months Ended
                                                                                                              June 30,
                                                                                                    2001                   2002
                                                                                                    ----                   ----
Revenues:
    Product sales   ..............................................................................$    3,972             $   6,588
    License and royalty revenue...................................................................       311                    --
                                                                                                  ----------             ---------
       Total revenues.............................................................................     4,283                 6,588
                                                                                                  ----------             ---------

Cost of product sales.............................................................................     2,273                 3,285
                                                                                                  ----------             ---------

       Gross profit...............................................................................     2,010                 3,303
                                                                                                  ----------             ---------
Operating expenses:
    Selling, general, and administrative expenses.................................................     1,194                 1,570
    Research and engineering expenses.............................................................       623                   776
                                                                                                  ----------             ---------
       Total operating expenses...................................................................     1,817                 2,346
                                                                                                  ----------             ---------
           Operating income.......................................................................       193                   957

Other income......................................................................................       116                   106
                                                                                                  ----------             ---------

           Income before income taxes.............................................................       309                 1,063

Income tax expense (benefit)......................................................................      (825)                  404
                                                                                                  ----------             ---------

           Net income.............................................................................$    1,134             $     659
                                                                                                  ==========             =========
Net income per share:
           Basic .................................................................................$      .12             $     .06
           Diluted................................................................................$      .11             $     .06

Weighted average number of common and common equivalent shares:
           Basic..................................................................................     9,820                10,300
           Diluted................................................................................    10,135                11,117

The accompanying notes are an integral part of these condensed consolidated financial statements.


                 DREXLER TECHNOLOGY CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (In thousands)

                                                                                                          Three Months Ended
                                                                                                                June 30,
                                                                                                         2001             2002
                                                                                                         ----             ----
Cash flows from operating activities:
   Net income..........................................................................................$  1,134         $   659
   Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation and amortization...................................................................     375             408
       Provision for doubtful accounts receivable......................................................       5              11
       (Increase) decrease in deferred tax asset.......................................................    (827)            307
       Provision for excess and obsolete inventory, net................................................     169              35
       Tax benefit for stock option exercises..........................................................      --              96

   Changes in operating assets and liabilities:
       (Increase) decrease in accounts receivable......................................................     705             (87)
       Increase in inventories.........................................................................    (626)            (83)
       Increase in other assets........................................................................     (52)            (64)
       Increase (decrease) in accounts payable and accrued liabilities.................................      40             (76)
       Increase (decrease) in deferred revenue.........................................................    (119)             76
       Increase (decrease) in advance payments from customers..........................................    (309)             71
       Decrease in deferred gross profit...............................................................    (190)           (710)
                                                                                                       --------         -------

            Net cash provided by operating activities..................................................      305            643
                                                                                                       --------         -------

Cash flows from investing activities:
   Purchases of property and equipment.................................................................    (393)           (802)
   Investment in patents and other intangibles.........................................................     (30)            (35)
   Purchases of short-term investments.................................................................  (1,484)         (3,838)
   Proceeds from maturities of short-term investments..................................................   5,387           2,243
                                                                                                       --------         -------

            Net cash provided by (used for) investing activities.......................................   3,480          (2,432)
                                                                                                       --------         -------

Cash flows from financing activities:
       Proceeds from sale of common stock through stock plans..........................................      11             807
       Purchases of common stock through an open market repurchase program.............................    (175)             --
                                                                                                       --------         -------

            Net cash provided by (used for) financing activities.......................................    (164)            807
                                                                                                       --------         -------

            Net increase (decrease) in cash and cash equivalents.......................................   3,621            (982)

Cash and cash equivalents:
   Beginning of period.................................................................................   6,221           8,193
                                                                                                       --------         -------
   End of period  .....................................................................................$  9,842         $ 7,211
                                                                                                       ========         =======

The accompanying notes are an integral part of these condensed consolidated financial statements.

                DREXLER TECHNOLOGY CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

     The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes the disclosures which are made are adequate to make the information presented not misleading. Further, the condensed consolidated financial statements reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position and results of operations as of and for the periods indicated.

     These condensed consolidated financial statements should be read in conjunction with the financial statements and the notes thereto for the year ended March 31, 2002, included in the Company's Annual Report on Form 10-K.

     The results of operations for the three months ended June 30, 2002 are not necessarily indicative of results to be expected for the entire year ending March 31, 2003.

     FISCAL PERIOD: For purposes of presentation, the Company's annual accounting period ends on March 31 and its interim quarterly periods end on the corresponding month end. The Company, in fact, operates and reports based on quarterly periods ending on the Friday closest to month end. The 13-week first quarter of fiscal 2002 ended on June 29, 2001, and the 13-week first quarter of fiscal 2003 ended on June 28, 2002.

     INVENTORIES: Inventories are stated at the lower of cost or market, with cost determined on a first-in, first-out basis and market based on the lower of replacement cost or estimated realizable value. The components of inventories are (in thousands):

                                                   March 31, June 30,
                                                 2002            2002
                                                 ----            ----
        Raw materials...................... $       3,063  $        2,888
        Work-in-process....................           479             339
        Finished goods.....................         1,338           1,697
        Systems and components
           held for resale.................            93              97
                                            -------------  --------------
                                            $       4,973  $        5,021
                                            =============  ==============

     RECLASSIFICATIONS. Certain items have been reclassified in the prior year to conform to the current year presentation.

     RECENT ACCOUNTING PRONOUNCEMENTS. In July 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS No. 146). SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company is currently evaluating the provisions of SFAS No. 146 but does not believe that the adoption will have a material impact on its results of operations, financial position, or cash flows.

     NET INCOME PER SHARE: The Company computes net income per share in accordance with SFAS No. 128, "Earnings Per Share." SFAS No. 128 requires companies to compute net income per share under two different methods, basic and diluted, and present per share data for all periods in which a statement of income is presented. Basic net income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding. Diluted net income per share is computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding. Common stock equivalents consist of stock options using the treasury stock method. The reconciliation of the denominators of the basic and diluted net income per share computation for the three months ended June 30, 2001 and June 30, 2002 is shown in the following table (in thousands, except per share data):

                                                       Three Months Ended
                                                              June 30,
                                                       2001             2002
                                                       ----             ----

Net income.........................................  $ 1,134          $     659
                                                     =======          =========

Basic net income per share:
    Weighted average common shares outstanding.....    9,820             10,300
                                                     -------          ---------
Basic net income per share.........................  $   .12          $     .06
                                                     =======          =========

Diluted net income per share:
    Weighted average common shares outstanding.....    9,820             10,300
    Weighted average common shares from
       stock option grants.........................      315                817
                                                     -------          ---------

    Weighted average common shares and common
       stock equivalents outstanding...............   10,135             11,117
                                                     -------          ---------

Diluted net income per share.......................  $   .11          $     .06
                                                     =======          =========

     Stock options having an exercise price greater than the average market value for the periods are excluded from the calculation of diluted net income per share. Stock options to purchase 557,800 shares were excluded from the calculation of diluted net income per share for the three months ended June 30, 2001, as their effect would be antidilutive.

     REVENUE RECOGNITION. The Company recognizes revenue when the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the fee is fixed and determinable; and (4) collectibility is reasonably assured. Where appropriate, provision is made for estimated warranty costs and estimated returns relating to product sales at the time revenue is recognized.

     The Company's U.S. government subcontract requires delivery to a secure, government-funded vault built on Company premises. Deliveries are made into the vault on a fixed schedule specified by the prime contractor. At the time the cards are delivered to the vault, title to the cards transfers to the government, the prime contractor is invoiced, and payment is due according to normal trade payment terms. However, revenue is recognized when the cards are shipped from the vault unless the Company receives a fixed schedule, notification, or plan for shipments out of the vault, in which case revenue would be recognized upon the latter of receipt of such fixed shipment schedule or delivery of the cards into the vault.

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

     Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities, and any valuation allowance recorded against the net deferred tax assets. The Company has recorded a valuation allowance of $5.7 million as of June 30, 2002, due to uncertainties related to the Company's ability to utilize some of the deferred tax assets, primarily consisting of certain net operating losses carried forward, before they expire. The valuation allowance is based on management's estimates of taxable income by jurisdiction in which the Company operates and the period over which the deferred tax assets will be recoverable. In the event that actual results differ from these estimates or that these estimates are adjusted in future periods, the Company may need to establish an additional valuation allowance which could materially impact the Company's results of operations.

     CONCENTRATION OF CREDIT RISK. One United States customer comprised 98% of accounts receivable at March 31, 2002 and 96% of accounts receivable at June 30, 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UNAUDITED)

     The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this Report and the consolidated financial statements and notes thereto for the year ended March 31, 2002, included in the Company's fiscal 2002 Form 10-K Annual Report.

FORWARD-LOOKING STATEMENTS

     FORWARD-LOOKING STATEMENTS. When used in this discussion, the words "expects," "anticipates," "believes," "estimates," "plans," and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include statements as to the Company's read/write drive assembly, pricing, and research and engineering efforts, including the expected development of lower cost drives, customer-optimized drive systems, and drive systems with advanced security features; the Company's efforts to recruit new value-added resellers (VARs) and eliminate nonproductive VARs; the adequacy of inventory; anticipated orders and shipment volumes under the Company's U.S. government subcontract; expectations regarding revenues, margins, expenses, cash flow, capital resources, capital expenditures and investments, and the Company's deferred tax asset and valuation allowance; potential reductions of federal tax cash payments due to current Company tax benefits; the effects of read/write drive prices on gross profits from read/write drive sales; the Company's estimates for the level of sales of drives that would be necessary to achieve a gross profit at current prices; expectations regarding the market for read/write drives, read/write drive prices, and inventory of drives and parts; statements as to expected orders and card shipment volumes for fiscal 2003; statements as to potential customers, applications, orders, or market segments for optical memory card products; estimates of optical card production capacity, expected card yields therefrom, and plans and expectations regarding the growth of such capacity; and expectations regarding market growth, product demand, and foreign business including the potential emergence of opportunities for the Company's products in Macedonia, Mexico, and Saudi Arabia and nascent programs in China, Canada, India, and Italy; and expectations as to continuation or expansion of U.S. government card programs. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected.

     These risks and uncertainties include, but are not limited to those risks discussed below, as well as the impact of litigation or governmental or regulatory proceedings; the Company's ability to initiate and grow new programs utilizing the Company's card products; the Company's reliance on VARs and licensees to generate sales, perform customer system integration, and develop application software; risks associated with doing business in and with foreign countries; potential manufacturing difficulties and complications associated with increasing manufacturing capacity of cards and drives; uncertainties associated with the design, development, manufacture, and deployment of optical card drives and systems; customer concentration and reliance on continued U.S. government business; lengthy sales cycles and reliance on government policy-making; general economic trends; the unpredictability of customer demand for products and customer issuance and release of corresponding orders; the U.S. government's right to withhold order releases, reduce the quantities released, and extend shipment dates; the impact of technological advances and competitive products and the ability of the Company or its customers to develop software and integrate optical card systems with other technologies; and other risks detailed from time to time in the SEC reports of Drexler Technology Corporation, including its Annual Report on Form 10-K for the fiscal year ended March 31, 2002.

     These forward-looking statements speak only as of the date hereof. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions, or circumstances on which any statement is based.

CRITICAL ACCOUNTING POLICIES

     REVENUE RECOGNITION. The Company recognizes revenue when the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the fee is fixed and determinable; and (4) collectibility is reasonably assured. Where appropriate, provision is made for estimated warranty costs and estimated returns relating to product sales at the time revenue is recognized.

     The Company's U.S. government subcontract requires delivery to a secure, government-funded vault built on Company premises. Deliveries are made into the vault on a fixed schedule specified by the prime contractor. At the time the cards are delivered to the vault, title to the cards transfers to the government, the prime contractor is invoiced, and payment is due according to normal trade payment terms. However, revenue is recognized when the cards are shipped from the vault unless the Company receives a fixed schedule, notification, or plan for shipments out of the vault, in which case revenue would be recognized upon the latter of receipt of such fixed shipment schedule or delivery of the cards into the vault.

     ACCOUNTING FOR INCOME TAXES. As part of the process of preparing its consolidated financial statements, the Company is required to estimate income taxes in each of the jurisdictions in which it operates. This process involves estimating the actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the consolidated balance sheets. The Company must then assess the likelihood that the deferred tax assets will be recovered from future taxable income and to the extent that management believes recovery is not likely, the Company must establish a valuation allowance. To the extent that a valuation allowance is established or increased in a period, the Company must include an expense within the tax provision in the statements of income to the extent such deferred tax assets were previously recognized.

     Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities, and any valuation allowance recorded against the net deferred tax assets. The Company has recorded a valuation allowance of $5.7 million as of June 30, 2002, due to uncertainties related to the Company's ability to utilize some of the deferred tax assets, primarily consisting of certain net operating losses carried forward, before they expire. The valuation allowance is based on management's estimates of taxable income by jurisdiction in which the Company operates and the period over which the deferred tax assets will be recoverable. In the event that actual results differ from these estimates or that these estimates are adjusted in future periods, the Company may need to establish an additional valuation allowance which could materially impact the Company's results of operations.

     INVENTORIES. The Company values its inventory at the lower of the actual cost to purchase and/or manufacture the inventory or the current estimated market value of the inventory. Management regularly reviews inventory quantities on hand and records a provision for excess and obsolete inventory based primarily on the estimated forecast of product demand. As demonstrated during fiscal 2002, demand for read/write drive products can fluctuate significantly. If the Company is unable to produce and sell read/write drives in volume and at prices competitive with alternate technologies, its operating results could be harmed. In order to obtain favorable pricing, purchases of read/write drive parts are made in quantities that exceed the historical annual sales rate. Therefore, based upon last year's sales quantity, the Company has more than one-year's supply of read/write drive parts on hand. The Company purchases read/write drive parts for its anticipated read/write drive demand and takes into consideration the order-to-delivery lead times of vendors and the economic purchase order quantity for such parts. Read/write drive parts and finished goods inventory totaled $3.4 million both at June 30, 2002 and at March 31, 2002. During fiscal 2003, the Company expects to purchase an additional $450,000 in read/write drive parts necessary to complete the currently planned production of drives. As of June 30, 2002, finished goods inventory contained approximately 750 read/write drives of the current design. In addition, approximately 1,300 read/write drives of a new design could be assembled with the additional purchase discussed above. The Company believes there is a market for basic and upgraded read/write drives to support and expand optical card sales and, based on current proposals in process, that the read/write drive inventory on hand at June 30, 2002, including parts to be received, will be ordered by customers. If these anticipated orders do not materialize, the Company may need to write-down the value of its inventory for any potential excess quantities. During fiscal 2002, the Company sold approximately 450 read/write drives. The Company believes that sales of approximately 475 read/write drives per quarter would be necessary to achieve a gross profit on read/write drive sales at current selling prices and costs based on current expense levels for overhead costs. The Company believes that the read/write drive inventory as of June 30, 2002 is reflected at its net realizable value. If lower cost read/write drive designs become available from the Company before the existing parts are utilized, a portion of this inventory may be deemed obsolete and would then require an inventory write-down. However, it is anticipated that the introduction of any new read/write drive would be timed to minimize this risk. In addition, the Company is investing in research and engineering in an effort to develop new optical card drive products.

RECENT ACCOUNTING PRONOUNCEMENTS

     In July 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS No. 146). SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company is currently evaluating the provisions of SFAS No. 146 but does not believe that the adoption will have a material impact on its results of operations, financial position, or cash flows.

RESULTS OF OPERATIONS--FISCAL 2003 FIRST QUARTER COMPARED
WITH FISCAL 2002 FIRST QUARTER

OVERVIEW

     The Company's principal LaserCard market today involves high-security, counterfeit-resistant, tamper-resistant cards for "digital governance," defined as the utilization of digital information technology by a nation, state, region, municipality, agency, or institution. Within this market, the Company's largest customer for LaserCard products is the United States government, predominantly as a result of two card programs--U.S. Immigration and Naturalization Service
(INS) Permanent Resident Cards ("Green Cards") and U.S. Department of State border crossing cards ("Laser Visas"). Under the Company's current subcontract and previous subcontracts to provide cards to the government, the Company has sold a total of approximately 15 million optical memory cards as of June 30, 2002, for use as U.S. government Green Cards and border-security Laser Visas.

     Optical memory card digital governance programs that are emerging applications or prospective applications in various countries include the new national ID cards for Italy, Macedonia, and Saudi Arabia; immigrant permanent resident cards for Canada; motor vehicle registration cards for two states of India; building construction permit cards and children's healthcare cards in the People's Republic of China; a document card program in Mexico; and the expanding need for enhanced U.S. border security. Since these card programs typically rely on government policy-making, which in turn is subject to budget approvals and political considerations, there is no assurance that these programs will be implemented as visualized.

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

REVENUES

     For the fiscal 2003 first quarter ended June 30, 2002, the Company's total revenues increased 54%, to $6,588,000 from $4,283,000 for the comparable prior-year quarter.

     PRODUCT REVENUES. Sales of LaserCard(R) optical memory cards and related products totaled $6,588,000 for the fiscal 2003 first quarter compared with $3,972,000 for the fiscal 2002 first quarter. The increase in product revenues was due primarily to the sale of optical memory cards for the U.S. government's Green Card and Laser Visa card programs, as described above, representing 78% of total revenues for fiscal year 2002 and 96% of fiscal 2003 first quarter revenues.

     The Company's deliveries to all customers totaled approximately 1.94 million optical memory cards and 75 read/write drives for the fiscal 2003 first quarter compared with approximately 1.13 million optical memory cards and 100 read/write drives during last year's first quarter.

     Sales during the first quarter ended June 30, 2002 included shipments of Laser Visas for the U.S. Department of State southwestern border security program; INS Green Cards; military cargo manifest cards and read/write drives for the U.S. Department of Defense automated manifest program; a few thousand cards for the Canadian government's Permanent Resident Card program; and optical card encoder read/write drives for the Italian government's planned electronic national ID card program.

     During the fiscal 2003 first quarter, the Company shipped 1,527,000 Green Cards to the U.S. government, including 1,102,000 shipped on June 21, 2002, as part of the government's risk management program to limit the number of cards stored in any one location. This level of Green Card shipments will not continue in subsequent quarters. The Company has estimated that it will ship 8 to 10 million cards of all types during the current fiscal year.

     LICENSE FEE REVENUES. Revenues from license fees were $311,000 for the fiscal 2002 first quarter. This license revenue included $191,000 recognized on a patent license and $119,000 earned on a license that allows a licensee in Italy to purchase parts kits from the Company and assemble read/write drives from the parts kits. There were no license fee revenues for the fiscal 2003 first quarter.

BACKLOG

     As of June 30, 2002, the backlog for LaserCard optical memory cards totaled approximately $10.4 million, consisting of approximately $6.4 million in card orders under card supply contracts, and, as further described below, approximately $4.0 million in cards produced and delivered to a secure, government-funded vault. Of the $10.4 million amount, 84% is for U.S. government Green Cards or Laser Visas under a U.S. government subcontract for the purchase of optical memory cards. As of June 30, 2001, the backlog for LaserCard optical memory cards totaled approximately $8.5 million, consisting of approximately $3 million in firm card orders under card supply contracts, and approximately $5.5 million in cards produced and delivered to the government-funded vault.

     Announced in June 2000, the Company's current U.S. government subcontract for Green Cards and Laser Visas has an authorized maximum of $81 million for up to 24 million cards, at an average selling price of about $3.23 per card, over a period of up to five years. The subcontract was received by the Company through a LaserCard VAR that is a U.S. government prime contractor, under a competitively bid, government procurement contract. The subcontract states that the U.S. government anticipates placing orders in units of at least one million optical memory cards per order. The subcontract provides for an initial one-year contract period and four additional one-year contract options.

     The Company's current U.S. government subcontract for Green Cards and Laser Visas requires delivery to a secure, government-funded vault built on Company premises. Deliveries are made into the vault on a fixed schedule specified by the prime contractor. At the time the cards are delivered to the vault, title to the cards transfers to the government, the prime contractor is invoiced, and payment is due according to normal trade payment terms. However, revenue is recognized when the cards are shipped from the vault unless the Company receives a fixed schedule, notification, or plan for shipments out of the vault, in which case revenue would be recognized upon the latter of receipt of such fixed shipment schedule or delivery of the cards into the vault. Under the Company's current supply subcontract for up to 24 million optical memory cards, the number of optical memory cards sold (and recorded as revenue) from September 2000 through June 2002 totaled over 6 million cards. In addition, the Company has supplied 9 million optical memory cards to the U.S. government since 1997 under previous subcontracts.

     At June 30, 2002, the vault contained 1.25 million cards with a sales value of $4.0 million. The $4.0 million in sales value will be recorded as revenue and the associated costs will be recorded in cost of sales when the cards are shipped unless the Company receives a fixed schedule, notification, or plan for shipments out of the vault,in which case revenue would be recognized upon receipt of such fixed delivery schedule. The 1.25 million cards are owned by the U.S. government and are not included in inventory on the Company's consolidated balance sheets. The net of the revenue value of $4.0 million and the $1.85 million cost is recorded as deferred gross profit in the amount of $2.15 million on the consolidated balance sheets. As of March 31, 2002, the vault contained
1.67 million cards with a sales value of $5.34 million. The net of the revenue value of $5.34 million and the $2.48 million cost was recorded as deferred gross profit in the amount of $2.86 million on the condensed consolidated balance sheets as of March 31, 2002.

     On July 26, 2002, the Company received an order valued at $1.8 million for optical memory cards to be supplied to the Canadian government under a subcontract for their Permanent Resident Card program. Orders to date under this subcontract total 750,000 cards. Deliveries on the initial order received in February of this year commenced in June. The purchase orders specify that deliveries of the 750,000 cards occur over an eleven-month period. The subcontract provides for a minimum purchase of 2.3 million cards over the five-year term of the subcontract.

GROSS PROFIT

     Excluding license and royalty revenue, the gross margin on product sales was 50.1% for the fiscal 2003 first quarter and 42.8% for the first quarter of fiscal 2002.

     OPTICAL MEMORY CARDS. The Company continues to depend on gross profit generated from optical memory card sales. Gross profit on optical memory card sales was about $3.4 million for the fiscal 2003 first quarter compared with approximately $1.8 million for the fiscal 2002 first quarter. The increase in gross profit for the fiscal 2003 first quarter was mainly due to the higher sales volume of cards, which resulted in manufacturing overheads being spread over a larger number of cards. Optical memory card gross profit and margins can vary based on average selling price, sales and production volume, mix of card types, production efficiency and yields, and changes in fixed costs.

     READ/WRITE DRIVES. For the fiscal 2003 first quarter, gross profit on read/write drive sales was a negative gross profit of about $156,000 compared with a negative gross profit of $135,000 for the fiscal 2002 first quarter. The negative gross profit in each quarter is due to fixed overhead costs which were expensed during the relevant period. Currently, the Company's priority is to increase the number of read/write drives in the marketplace rather than maximizing per-unit gross profit on read/write drives.

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

INCOME AND EXPENSES

     SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES (SG&A). SG&A expenses were $1,570,000 for the fiscal 2003 first quarter compared with $1,194,000 for the fiscal 2002 first quarter. The increase of $376,000 for fiscal 2003 compared with fiscal 2002 was due mainly to a $226,000 increase in marketing and selling expenditures and a $125,000 increase in legal and accounting fees. The Company believes that SG&A expenses for fiscal 2003 will remain above fiscal 2002 levels, mainly due to increases in marketing expenses and other general increases.

     RESEARCH AND ENGINEERING EXPENSES (R&E). The Company is continuing its efforts to develop new optical memory card read/write drives and read-only drives and software products in order to provide new products that can stimulate sales growth. The Company anticipates that these R&E efforts will result in lower cost drives, customer-optimized drive systems, and drive systems with advanced security features. R&E expenses were $776,000 for the fiscal 2003 first quarter compared with $623,000 for the comparable prior-year period. The increase in R&E spending for the fiscal 2003 first quarter was due to the increase in read/write and read-only drive manufacturing engineering and product development. The Company anticipates that R&E expenses will continue to increase during fiscal 2003, primarily due to optical memory card drive development efforts and optical card-related research and engineering.

     OTHER INCOME AND EXPENSE. Total net other income for the fiscal 2003 first quarter was $106,000, consisting of interest income, compared with $116,000 for interest income in the fiscal 2002 first quarter.

     PRETAX PROFIT. Pretax profit for the fiscal 2003 first quarter increased by $754,000, or 244% over last year's first quarter, mainly due to the $1,293,000 increase in gross profit, offset by a $529,000 increase in operating expenses.

         INCOME TAXES. Despite a significant increase in pre-tax income for the fiscal 2003 first quarter, net income declined compared with the prior-year period, primarily due to income taxes. Fiscal 2003 first quarter results include a provision for income tax EXPENSE of $404,000 compared with an income tax BENEFIT of $825,000 for the quarter ended June 30, 2001. The income tax benefit for the fiscal 2002 first quarter included a credit of $852,000 due a reduction in valuation allowance. As of March 31, 2002, the Company had recognized all prior federal income tax benefits for income statement purposes, but still has substantial benefits to reduce actual tax payments, as described below. As such, the Company recorded income tax expense for the first quarter based on its estimated annual effective tax rate.

         The Company analyzes its deferred tax assets with regard to potential realization. The Company has established a valuation allowance on a portion of the deferred tax assets based upon the uncertainty of their realization. The Company has considered estimated future taxable income and ongoing prudent and feasible tax planning strategies in assessing the amount of the valuation allowance.

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

LIQUIDITY AND CAPITAL RESOURCES

     As of June 30, 2002, the Company had cash, cash equivalents, and short-term investments of $17,689,000, a current ratio of 4.2 to 1, and no long-term debt.

     Net cash provided by operating activities was $643,000 for the fiscal 2003 first quarter compared with $305,000 for last year's first quarter. The major categories comprising cash provided by operating activities are (in thousands):

                                                                            Quarter Ended
                                                                               June 30,
                                                                          2001           2002
                                                                          ----           ----
       Earnings before taxes, depreciation, and amortization......... $    684       $  1,471
       Decrease in deferred gross profit.............................     (190)          (710)
       (Increase) decrease  in accounts receivable...................      705            (87)
       Increase in inventory.........................................     (626)           (83)
       Increase (decrease) in advance payments from customers
          and deferred revenue.......................................     (428)           147
       Other ........................................................      160            (95)
                                                                      --------       --------

                                                                      $    305       $    643
                                                                      ========       ========

      The Company believes that the estimated level of revenues over the next 12 months will be sufficient to generate cash from operations. Operating cash flow could be negatively impacted to a significant degree if the Company's largest U.S. government programs were to be delayed, canceled, or not extended and not be replaced by other card orders or other sources of income, or if increases in product revenues or licenses do not keep pace with increased marketing and R&E expenditures.

      The Company has not established a line of credit and has no current plans to do so. The Company may negotiate a line of credit if and when it becomes appropriate, although no assurance can be made that such financing would be available on favorable terms or at all, if needed.

      As a result of the $659,000 of net income recorded for the fiscal 2003 first quarter, the Company's accumulated deficit decreased to $7,440,000. Stockholders' equity increased to $33,899,000 as a result of the net income recorded and $807,000 in additions to equity due to stock option exercises.

      Net cash used for investing activities was $2,432,000 for the fiscal 2003 first quarter compared with $3,480,000 provided by investing activities for the fiscal 2002 first quarter. These amounts include a net decrease of $5,498,000 from purchases and maturities of liquid investments, purchases of property and equipment of $802,000 for the fiscal 2003 first quarter and $393,000 for the fiscal 2002 first quarter, and increases in patents and other intangibles of $35,000 for the fiscal 2003 first quarter and $30,000 for the fiscal 2002 first quarter.

      The Company considers all highly liquid investments, consisting primarily of commercial paper, taxable notes, and U.S. government bonds, with original maturities of three months or less when purchased, to be cash equivalents. All investments with original maturities of more than three months but not more than one year, are classified as short-term investments. Management determines the appropriate classification of debt and equity securities at the time of purchase and reevaluates the classification of investments as of each balance sheet date. As of June 30, 2002, the Company had $10,478,000 classified as short-term investments, compared with $8,883,000 at March 31, 2002. All marketable securities were classified as held-to-maturity. Cash plus short-term investments were $17,689,000 at June 30, 2002 and $17,076,000 at March 31, 2002.

      For optical memory card production, the Company added capital equipment and leasehold improvements of approximately $678,000 during the fiscal 2003 first quarter compared with $256,000 during the fiscal 2002 first quarter. Depending on card type, color-printing specifications, and numerical serialization requirements, the Company's card production capacity is approximately 11 million cards per year, which is double the actual card production of more than 5 million cards for fiscal 2002. The Company plans to purchase additional production equipment in a series of steps as optical memory card orders expand to justify production capacity increases, to a rate of up to 25 million cards per year. In addition to investment used for expansion, the Company expects to make additional capital expenditures for cost savings, quality improvements, and other purposes. The Company believes that during the next few years, capital expenditures could be a minimum of $3 million per year for card production equipment and automatic inspection equipment to support growth of optical memory card production.

     For fiscal year 2003 ending March 31, 2003, the Company expects foreign business to rise substantially, increasing optical memory card shipments to an estimated 8 to 10 million cards, up from 5.6 million cards for fiscal 2002. The Company believes it is capable of supporting this expected LaserCard revenue growth, should it occur, without raising additional equity capital, since as of June 30, 2002, the Company has cash, cash equivalents, and short-term investments of $17,689,000, and no debt.

     In connection with read/write drive manufacturing and design, the Company added capital equipment and leasehold improvements of approximately $130,000 during the fiscal 2003 first quarter compared with $137,000 during the fiscal 2002 first quarter. The Company expects that capital investments relating to read/write drives of between $400,000 and $800,000 will be made during fiscal 2003.

     Net cash provided by financing activities was $807,000 for the fiscal 2003 first quarter compared with net cash of $164,000 used for by financing activities for the fiscal 2002 first quarter. Financing activities included proceeds on sales of common stock through the Company's stock-option and stock-purchase plans. Sales of common stock through stock plans were in the amounts of $807,000 for the fiscal 2003 first quarter and $11,000 for the fiscal 2002 first quarter.

     During fiscal 2001, the Company commenced a share repurchase program under which up to 200,000 shares of common stock could be purchased by the Company from time to time in Nasdaq Stock Market transactions in an aggregate amount not exceeding $3 million. During the fiscal 2002 first quarter, the Company used $175,000 of cash for share repurchases. As of June 30, 2001, the Company had completed this program.

     There were no debt financing activities for the fiscal 2003 first quarter ended June 30, 2002.

ITEM 3.  MARKET RATE RISKS

      INTEREST RATE RISK. There were no material changes during the fiscal 2003 first quarter to the Company's exposure to market risk for changes in interest rates.

      FOREIGN CURRENCY EXCHANGE RATE RISK. There were no material changes during the fiscal 2003 first quarter to the Company's foreign currency exchange rate risk.


PART II. OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

The Company's Audit Committee has approved certain non-audit services provided or to be provided by PricewaterhouseCoopers LLP, the Company's independent accountants. These services relate to consultation, advice, and other services in connection with tax planning and compliance, SEC registration statements and regulatory matters, and application of generally accepted accounting principles.

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

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

                              DREXLER TECHNOLOGY CORPORATION (Registrant)


Date: August 12, 2002         /s/Jerome Drexler
                              -------------------------------------------------------------------
                              Jerome Drexler, Chairman of the Board of Directors
                              and Chief Executive Officer (Principal Executive Officer)


Date: August 12, 2002         /s/Steven G. Larson
                              -------------------------------------------------------------------
                              Steven G. Larson, Vice President of Finance and Treasurer
                              (Principal Financial Officer and Principal Accounting Officer)

The certification statements by Registrant's chief executive officer and chief financial officer relating to the Quarterly Report on Form 10-Q, as required by section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. section 1350), have been submitted to the Securities and Exchange Commission as additional correspondence accompanying this report.