Form 10-Q
period 2002-09-30
DREXLER TECHNOLOGY CORP
filed 2002-11-07
CIK 30140

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q



               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2002


                        Commission File Number: 000-06377


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. /X/ Yes / / No


     Number of outstanding shares of common stock, $.01 par value, at November 5, 2002: 10,346,707


                                TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION                                                        Page Number

         Item 1.   Condensed Consolidated Financial Statements (Unaudited)
                       Condensed Consolidated Balance Sheets                               3
                       Condensed Consolidated Statements of Income                         4
                       Condensed Consolidated Statements of Cash Flows                     5
                   Notes to Condensed Consolidated Financial Statements                    6

         Item 2.   Management's Discussion and Analysis of Financial
                       Condition and Results of Operations (Unaudited)                     8

         Item 3.   Quantitative and Qualitative Disclosures about Market Rate Risks       16

         Item 4.   Controls and Procedures                                                16

PART II. OTHER INFORMATION                                                                17

         Item 4.   Submission of Matters to a Vote of Security Holders                    17

         Item 5.   Other Information                                                      17

         Item 6.   Exhibits and Reports on Form 8-K                                       17

SIGNATURES                                                                                17

CERTIFICATIONS                                                                            18

-----------------------------------------------------------------------------------------------

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


                                         DREXLER TECHNOLOGY CORPORATION AND SUBSIDIARIES
                                              CONDENSED CONSOLIDATED BALANCE SHEETS
                                                           (UNAUDITED)
                                       (In thousands, except share and per share amounts)

                                                                                                  March 31,           September 30,
                                                                                                    2002                  2002
                                                                                                    ----                  ----
                                                             ASSETS
Current assets:
    Cash and cash equivalents ................................................................  $    8,193            $   5,722
    Short-term investments....................................................................       8,883                9,520
    Accounts receivable, net .................................................................       1,659                1,838
    Inventories ..............................................................................       4,973                5,039
    Deferred tax asset, net...................................................................       3,849                3,849
    Other current assets......................................................................         561                  386
                                                                                                ----------            ---------
       Total current assets ..................................................................      28,118               26,354
                                                                                                ----------            ---------

Property and equipment, at cost...............................................................      20,979               22,020
    Less--accumulated depreciation and amortization ..........................................     (14,561)             (15,238)
                                                                                                ----------            ---------
       Property and equipment, net............................................................       6,418                6,782
                                                                                                ----------            ---------

Long-term investments.........................................................................       1,002                2,202
Patents and other intangibles, net............................................................         612                  723
Deferred tax asset, net.......................................................................       4,563                3,512
                                                                                                ----------            ---------

            Total assets......................................................................  $   40,713            $  39,573
                                                                                                ==========            =========

                                              LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable..........................................................................  $      738             $  1,020
    Accrued liabilities ......................................................................       1,117                1,417
    Deferred revenue..........................................................................         235                  235
    Advance payments from customers...........................................................       2,551                  599
    Deferred gross profit.....................................................................       2,860                   --
                                                                                                ----------            ---------
       Total current liabilities..............................................................       7,501                3,271
    Deferred revenue, long-term...............................................................         875                  875
                                                                                                ----------            ---------

            Total liabilities.................................................................  $    8,376             $  4,146
                                                                                                ==========            =========

Stockholders' equity:
    Preferred stock, $.01 par value:
       Authorized--2,000,000 shares
       Issued--none...........................................................................          --                   --
    Common stock, $.01 par value:
       Authorized--30,000,000 shares
       Issued--10,240,687 shares at March 31, 2002 and
            10,323,382 shares at September 30, 2002...........................................         102                  103
    Additional paid-in capital................................................................      40,334               41,389
    Accumulated deficit.......................................................................      (8,099)              (6,065)
                                                                                                ----------            ---------
       Total stockholders' equity.............................................................      32,337               35,427
                                                                                                ----------            ---------

            Total liabilities and stockholders' equity........................................  $   40,713             $ 39,573
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


                                         DREXLER TECHNOLOGY CORPORATION AND SUBSIDIARIES
                                           CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                                           (UNAUDITED)
                                            (In thousands, except per share amounts)


                                                                     Three Months Ended              Six Months Ended
                                                                        September 30,                  September 30,
                                                                    2001            2002           2001            2002
                                                                    ----            ----           ----            ----
Revenues:
    Product revenue .......................................       $  3,909        $  9,529       $  7,881        $ 16,117
    License and royalty revenue ...........................            765              --          1,076              --
                                                                  --------        --------       --------        --------
       Total revenues .....................................          4,674           9,529          8,957          16,117
                                                                  --------        --------       --------        --------

Cost of product sales .....................................          2,063           5,131          4,336           8,416
                                                                  --------        --------       --------        --------

       Gross profit .......................................          2,611           4,398          4,621           7,701
                                                                  --------        --------       --------        --------

Operating expenses:
    Selling, general, and administrative expenses .........          1,170           1,438          2,364           3,008
    Research and engineering expenses .....................            736             742          1,359           1,518
                                                                  --------        --------       --------        --------
       Total operating expenses ...........................          1,906           2,180          3,723           4,526
                                                                  --------        --------       --------        --------

          Operating income ................................            705           2,218            898           3,175
                                                                  --------        --------       --------        --------

Other income ..............................................             95             108            211             214
                                                                  --------        --------       --------        --------

          Income before income taxes ......................            800           2,326          1,109           3,389

Income tax expense (benefit) ..............................           (618)            951         (1,443)          1,355
                                                                  --------        --------       --------        --------

          Net income ......................................       $  1,418        $  1,375       $  2,552        $  2,034
                                                                  ========        ========       ========        ========
Net income per share:
          Basic ...........................................       $    .14        $    .13       $    .26        $    .20
                                                                  ========        ========       ========        ========
          Diluted .........................................       $    .14        $    .13       $    .25        $    .19
                                                                  ========        ========       ========        ========

Weighted average number of common
    and common equivalent shares:
          Basic ...........................................          9,813          10,314          9,817          10,307
          Diluted .........................................         10,039          10,764         10,088          10,974


          The accompanying notes are an integral part of these condensed consolidated financial statements.


                                         DREXLER TECHNOLOGY CORPORATION AND SUBSIDIARIES
                                         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                           (UNAUDITED)
                                                         (In thousands)

                                                                                                             Six Months Ended
                                                                                                               September 30,
                                                                                                           2001            2002
                                                                                                           ----            ----
Cash flows from operating activities:
   Net income..........................................................................................  $  2,552        $  2,034
   Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation and amortization...................................................................       759             884
       Provision for doubtful accounts receivable......................................................         5              11
       Provision for product return reserve............................................................        --              26
       Compensation on stock plan activity ............................................................        54              43
       (Increase) decrease in deferred tax asset.......................................................    (1,557)          1,051
       Provision for excess and obsolete inventory, net................................................       288             403
       Tax benefit for stock option exercises..........................................................         6              97

   Changes in operating assets and liabilities:
       Increase in accounts receivable.................................................................      (508)           (216)
       Increase in inventories.........................................................................    (1,088)           (469)
       (Increase) decrease in other assets.............................................................       (63)            175
       Increase in accounts payable and accrued liabilities............................................       102             582
       Decrease in deferred revenue....................................................................      (119)             --
       Increase (decrease) in advance payments from customers..........................................       228          (1,952)
       Increase (decrease) in deferred gross profit....................................................        57          (2,860)
                                                                                                         --------        --------

            Net cash provided by (used for) operating activities.......................................       716            (191)
                                                                                                         --------        --------

Cash flows from investing activities:
   Purchases of property and equipment.................................................................      (669)         (1,061)
   Investment in patents and other intangibles.........................................................       (62)           (298)
   Purchases of investments............................................................................    (5,070)         (5,236)
   Proceeds from maturities of investments.............................................................     7,861           3,399
                                                                                                         --------        --------

            Net cash provided by (used for) investing activities.......................................     2,060          (3,196)
                                                                                                         --------        --------

Cash flows from financing activities:
       Proceeds from sale of common stock through stock plans..........................................       155             916
       Purchases of common stock through an open market repurchase program......... ...................      (175)             --
                                                                                                         --------        --------

            Net cash provided by (used for) financing activities.......................................       (20)            916
                                                                                                         --------        --------

            Net increase (decrease) in cash and cash equivalents.......................................     2,756          (2,471)

Cash and cash equivalents:
   Beginning of period.................................................................................     6,221           8,193
                                                                                                         --------        --------
   End of period  .....................................................................................  $  8,977        $  5,722
                                                                                                         ========        ========


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

     The results of operations for the six months ended September 30, 2002 are not necessarily indicative of results to be expected for the entire fiscal year ending March 31, 2003.

     FISCAL PERIOD: For purposes of presentation, the Company's annual accounting period ends on March 31 and its interim quarterly periods end on the corresponding month end. The Company, in fact, operates and reports based on quarterly periods ending on the Friday closest to month end. The 13-week second quarter of fiscal 2002 ended on September 28, 2001, and the 13-week second quarter of fiscal 2003 ended on September 27, 2002.

     INVENTORIES: Inventories are stated at the lower of cost or market, with cost determined on a first-in, first-out basis and market based on the lower of replacement cost or estimated realizable value. The components of inventories are (in thousands):

                                               March 31,      September 30,
                                                 2002             2002
                                                 ----             ----
              Raw materials..................  $   3,063       $   2,764
              Work-in-process................        479             669
              Finished goods.................      1,379           1,586
              Systems and components
                 held for resale.............         52              20
                                               ---------       ---------
                                               $   4,973       $   5,039
                                               =========       =========

     RECLASSIFICATIONS. Certain items have been reclassified in the prior year periods to conform to the current year presentation.

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

     NET INCOME PER SHARE: The Company computes net income per share in accordance with SFAS No. 128, "Earnings Per Share." SFAS No. 128 requires companies to compute net income per share under two different methods, basic and diluted, and present per share data for all periods in which a statement of income is presented. Basic net income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding. Diluted net income per share is computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding. Common stock equivalents consist of stock options using the treasury stock method. The reconciliation of the denominators of the basic and diluted net income per share computation for the three months and six months ended September 30, 2001 and September 30, 2002 is shown in the following table (in thousands, except per share data):

                                                                          Three Months Ended                Six Months Ended
                                                                            September 30,                    September 30,
                                                                       2001              2002            2001             2002
                                                                       ----              ----            ----             ----
Net income........................................................  $      1,418     $      1,375     $    2,552       $    2,034
                                                                    ============     ============     ==========       ==========

Basic earnings per share:
    Weighted average common shares outstanding....................         9,813           10,314          9,817           10,307
                                                                    ------------     ------------     ----------       ----------
Basic earnings per share..........................................  $        .14     $        .13     $      .26       $      .20
                                                                    ============     ============     ==========       ==========

Diluted earnings per share:
    Weighted average common shares outstanding....................         9,813           10,314          9,817           10,307
    Weighted average common shares from
       stock option grants........................................           226              450            271              667
                                                                    ------------     ------------     ----------       ----------

    Weighted average common shares and common
       stock equivalents outstanding..............................        10,039           10,764         10,088           10,974
                                                                    ------------     ------------     ----------       ----------

Diluted earnings per share........................................  $        .14     $        .13     $      .25       $      .19
                                                                    ============     ============     ==========       ==========

     Stock options having an exercise price greater than the average market value for the periods are excluded from the calculation of diluted earnings per share. As their effect would be antidilutive, 1,171,190 shares and 414,200 shares are excluded from the calculation of diluted earnings per share for the three months ended September 30, 2001 and 2002, respectively. For the same reason, stock options representing 1,098,990 shares and 32,000 shares are excluded from the calculation of diluted earnings per share for the six months ended September 30, 2001 and 2002, respectively.

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

     The Company's U.S. government subcontract requires delivery to a secure, government-funded vault built on Company premises. Deliveries are made into the vault on a fixed schedule specified by the prime contractor. At the time the cards are delivered to the vault, title to the cards transfers to the government, the prime contractor is invoiced, and payment is due according to normal trade payment terms. Revenue is recognized when the cards are shipped from the vault, unless the Company receives a fixed schedule, notification, or plan for shipments out of the vault, in which case revenue is recognized upon the later of the receipt of such fixed shipment schedule or delivery of the cards into the vault. During the second quarter of fiscal 2003, for the first time, the Company received a fixed schedule for shipments out of the vault. Therefore, revenue on all of the 2.17 million cards located in the vault was recognized upon the receipt of such fixed shipment schedule. Had the Company not received this fixed schedule, its revenue for the three months ended September 30, 2002 would have been based only on shipment of cards out of the vault, as in prior periods, which would have reduced revenue by approximately $6.9 million.

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

     Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities, and any valuation allowance recorded against the net deferred tax assets. The Company has recorded a valuation allowance of $5.7 million as of September 30, 2002, due to uncertainties related to the Company's ability to utilize some of the deferred tax assets, primarily consisting of certain net operating losses carried forward, before they expire. The valuation allowance is based on management's estimates of taxable income by jurisdiction in which the Company operates and the period over which the deferred tax assets will be recoverable. In the event that actual results differ from these estimates or that these estimates are adjusted in future periods, the Company may need to establish an additional valuation allowance which could materially impact the Company's results of operations.

     CONCENTRATION OF CREDIT RISK. One United States customer comprised 98% of accounts receivable at March 31, 2002 and 99% of accounts receivable at September 30, 2002.

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

FORWARD-LOOKING STATEMENTS

     When used in this discussion, the words "expects," "anticipates," "believes," "estimates," "plans," and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include statements as to the Company's read/write drive assembly, pricing, and research and engineering efforts, including the expected development of lower cost drives, customer-optimized drive systems, and drive systems with advanced security features; the Company's efforts to recruit new value-added resellers (VARs) and eliminate nonproductive VARs; the adequacy of inventory; anticipated orders and/or shipment quantities and schedules under the Company's U.S. government and Canadian government subcontracts; expectations regarding revenues, margins, expenses, cash flow, capital resources, capital expenditures and investments, and the Company's deferred tax asset and related valuation allowance; potential reductions of federal tax cash payments due to current Company tax benefits; the effects of read/write drive prices on gross profits from read/write drive sales; the Company's estimates for the level of sales of drives that would be necessary to achieve a gross profit at current prices based on current expense levels for overhead costs; expectations regarding the market for read/write drives, read/write drive prices, and inventory of drives and parts; statements as to expected orders, card shipment volumes, and card revenues for fiscal 2003; statements about selling, general, and administrative expenses and research and engineering expenses for the remainder of fiscal 2003; statements related to the order for 24 biometric card verification systems and the government's test program for same; statements as to potential customers, applications, orders, or market segments for optical memory card products; estimates of optical card production capacity, expected card yields therefrom, and plans and expectations regarding the growth and associated capital costs of such capacity; estimate that revenues will be sufficient to generate cash from operations; and expectations regarding market growth, product demand, and foreign business including emerging programs or prospective applications in China, India, Italy, Macedonia, Mexico, and Saudi Arabia; and expectations as to continuation or expansion of U.S. government card programs and other governmental card programs. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected.

     These risks and uncertainties include, but are not limited to those risks discussed below, as well as the impact of litigation or governmental or regulatory proceedings; the Company's ability to initiate and grow new programs utilizing the Company's card products; the Company's reliance on value-added resellers, licensees, or other third parties to generate sales, perform customer system integration, or develop application software; risks associated with doing business in and with foreign countries; potential manufacturing difficulties and complications associated with increasing manufacturing capacity of cards and drives; uncertainties associated with the design, development, manufacture, and deployment of optical card drives and systems; customer concentration and reliance on continued U.S. government business; lengthy sales cycles and reliance on government policy-making; general economic trends; the unpredictability of customer demand for products and customer issuance and release of corresponding orders; government rights to withhold order releases, reduce the quantities released, and extend shipment dates; whether the Company receives a fixed schedule, notification, or plan for shipments out of the government vault enabling the Company to recognize revenues on cards located in the vault instead of when cards later are shipped from the vault; the impact of technological advances and competitive products and the ability of the Company or its customers to develop software and integrate optical card systems with other technologies; and other risks detailed from time to time in the SEC reports of Drexler Technology Corporation, including its Annual Report on Form 10-K for the fiscal year ended March 31, 2002.

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

     The Company's U.S. government subcontract requires delivery to a secure, government-funded vault built on Company premises. Deliveries are made into the vault on a fixed schedule specified by the prime contractor. At the time the cards are delivered to the vault, title to the cards transfers to the government, the prime contractor is invoiced, and payment is due according to normal trade payment terms. Revenue is recognized when the cards are shipped from the vault, unless the Company receives a fixed schedule, notification, or plan for shipments out of the vault, in which case revenue is recognized upon the later of the receipt of such fixed shipment schedule or delivery of the cards into the vault. During the second quarter of fiscal 2003, for the first time, the Company received a fixed schedule for shipments out of the vault. Therefore, revenue on all of the 2.17 million cards located in the vault was recognized upon the receipt of such fixed shipment schedule. Had the Company not received this fixed schedule, its revenue for the three months ended September 30, 2002 would have been based only on shipment of cards out of the vault, as in the past, which would have reduced revenue by approximately $6.9 million.

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

     Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities, and any valuation allowance recorded against the net deferred tax assets. The Company has recorded a valuation allowance of $5.7 million as of September 30, 2002, due to uncertainties related to the Company's ability to utilize some of the deferred tax assets, primarily consisting of certain net operating losses carried forward, before they expire. The valuation allowance is based on management's estimates of taxable income by jurisdiction in which the Company operates and the period over which the deferred tax assets will be recoverable. In the event that actual results differ from these estimates or that these estimates are adjusted in future periods, the Company may need to establish an additional valuation allowance which could materially impact the Company's results of operations.

     INVENTORIES. The Company values its inventory at the lower of the actual cost to purchase and/or manufacture the inventory or the current estimated market value of the inventory. Management regularly reviews inventory quantities on hand and records a provision for excess and obsolete inventory based primarily on the estimated forecast of product demand. During the first six months of fiscal 2003, the Company wrote off $393,000 of obsolete and excess parts. As demonstrated during fiscal 2002, demand for read/write drive products can fluctuate significantly. If the Company is unable to produce and sell read/write drives in volumes and at prices competitive with alternate technologies, its operating results could be harmed. In order to obtain favorable pricing, purchases of read/write drive parts are made in quantities that exceed the historical annual sales rate. Therefore, based upon last year's sales quantity, the Company has more than one-year's supply of read/write drive parts on hand. The Company purchases read/write drive parts for its anticipated read/write drive demand and takes into consideration the order-to-delivery lead times of vendors and the economic purchase order quantity for such parts. Read/write drive parts and finished goods inventory totaled $2.8 million at September 30, 2002 compared with $3.1 million at March 31, 2002. As of September 30, 2002, finished goods inventory contained approximately 730 read/write drives of the current design. The Company could assemble approximately 925 read/write drives of a new design with the current parts inventory and the purchase of about $350,000 of additional parts. The Company believes there is a market for read/write drives to support and expand optical card sales and, based on current proposals in process, that the read/write drive inventory on hand at September 30, 2002 will be ordered by customers. If these anticipated orders do not materialize, the Company may need to write-down the value of its inventory for any potential excess quantities. During fiscal 2002, the Company sold approximately 450 read/write drives. The Company believes that sales of approximately 475 read/write drives per quarter would be necessary to achieve a gross profit on read/write drive sales at current selling prices and costs based on current expense levels for overhead costs. The Company believes that the read/write drive inventory as of September 30, 2002 is reflected at its net realizable value. If lower cost read/write drive designs become available from the Company before the existing parts are utilized, a portion of this inventory may be deemed obsolete and would then require an inventory write-down. However, it is anticipated that the introduction of any new read/write drive would be timed to minimize this risk. In addition, the Company is investing in research and engineering in an effort to develop new optical card drive products.

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

RESULTS OF OPERATIONS--FISCAL 2003 SECOND QUARTER AND FIRST SIX MONTHS COMPARED WITH FISCAL 2002 SECOND QUARTER AND FIRST SIX MONTHS

OVERVIEW

     The Company's principal LaserCard(R) optical memory card market today involves high-security, counterfeit-resistant, tamper-resistant cards for "digital governance," defined as the utilization of digital information technology by a nation, state, region, municipality, agency, or institution. Within this market, the Company's largest customer for LaserCard products is the United States government, predominantly as a result of two card programs--U.S. Immigration and Naturalization Service (INS) "Green Card" Permanent Resident Card and U.S. Department of State "Laser Visa" Border Crossing Card (BCC), which the INS also refers to as the "new biometric BCC, Form DST-150." Under the Company's current subcontract and previous subcontracts to provide cards to the government, the Company has sold a total of approximately 18.5 million optical memory cards as of September 30, 2002, for use as U.S. government Green Cards and border-security Laser Visa BCCs. Canada also has started issuing the Company's LaserCard as the new Canadian Permanent Resident Card.

     Optical memory card digital governance programs that are emerging programs or prospective applications in various countries include the new national ID cards for Italy, Macedonia, and Saudi Arabia; motor vehicle registration cards for two states of India; building construction permit cards and children's healthcare cards in the People's Republic of China; a document card program in Mexico; and the expanding need for enhanced U.S. border security. Since these card programs typically rely on government policy-making, which in turn is subject to budget approvals and political considerations, there is no assurance that these programs will be implemented as visualized.

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

REVENUES

     For the fiscal 2003 second quarter ended September 30, 2002, the Company's total revenues increased 104%, to $9,529,000 from $4,674,000 for the comparable prior-year quarter. Total revenues for the fiscal 2003 first six months increased 80% , to $16,117,000 from $8,957,000 for last year's first six months.

     PRODUCT REVENUES. Sales of LaserCard optical memory cards and related products were $9,529,000 for the second quarter and $16,117,000 for the first six months ended September 30, 2002 versus $3,909,000 for the second quarter and $7,881,000 for the first six months ended September 30, 2001. The increase in product revenues was due primarily to the sale of optical memory cards for the U.S. government's Green Card, Laser Visa BCC, and Automated Manifest System card programs, as described above, representing 78% of total revenues for the full fiscal year 2002, 93% of revenues for the fiscal 2003 second quarter, and 94% of revenues for the fiscal 2003 first six months .

     The Company sold approximately 2.84 million LaserCard optical memory cards in the fiscal 2003 second quarter and approximately 4.78 million cards in the fiscal 2003 first six months compared with approximately 1.14 million cards in the fiscal 2002 second quarter and approximately 2.27 million cards in the fiscal 2002 first six months. LaserCard revenues for the three months ended September 30, 2002 include 2.17 million U.S. government cards that are located in a secure, government-funded vault on the Company's premises, that have not yet been shipped to the customer but for which the Company received a fixed schedule during the three months ended September 30, 2002 for shipment of the cards out of the vault.

     The Company sold 28 LaserCard read/write drives in the fiscal 2003 second quarter and 103 drives in the fiscal 2003 first six months compared with 60 drives in the fiscal 2002 second quarter and 160 drives in the fiscal 2002 first six months.

     Total sales during the first six months ended September 30, 2002 included U.S. Department of State Laser Visa cards for southwestern border security; INS Green Cards; military cargo manifest cards and read/write drives for the U.S. Department of Defense Automated Manifest System; cards for the Canadian government's new Permanent Resident Card program; and optical card encoder read/write drives for the Italian government's planned electronic national ID card program. The Company estimates that it will recognize revenues on more than 8 million cards of all types during the current fiscal year. The Company sold approximately 4.78 million cards during the first six months of fiscal 2003. Card sales during the remainder of fiscal 2003 ending March 31, 2003 are expected to include about 2 million cards on order for the U.S. government, which will be booked as revenue when the Company has both delivered the cards into the vault and received a fixed schedule for shipment of the cards out of the vault, and about 400,000 cards that are on order for the Canadian Permanent Resident Card program. The balance is estimated to come primarily from anticipated orders for programs in Italy and Macedonia.

     LICENSE FEE REVENUES. There were no license revenues for the fiscal 2003 second quarter or first six months ended September 30, 2002. For the fiscal 2002 second quarter ended September 30, 2001, the Company recognized license revenue in the net amount of $765,000 in connection with settlement of the Company's patent-infringement lawsuit against Dolby Laboratories, Inc. related to motion picture digital sound. For the fiscal 2002 first six months, revenues from license fees were $1,076,000. This license revenue included $956,000 (including the Dolby payment) recognized on digital sound patent licenses and $119,000 earned on a license that allows a licensee in Italy to purchase parts kits from the Company and assemble read/write drives from the parts kits.

BACKLOG

     As of September 30, 2002, the backlog for LaserCard optical memory cards totaled approximately $10.4 million. Of this backlog, 71% is for U.S. government Green Cards or Laser Visa BCCs under the Company's U.S. government subcontract for supplying optical memory cards. As of September 30, 2001, the backlog for LaserCard optical memory cards totaled approximately $14.7 million, consisting of approximately $8.7 million in firm card orders under card supply contracts, and approximately $6 million in cards produced and delivered to the government-funded vault.

     Announced in June 2000, the Company's current U.S. government subcontract for Green Cards and Laser Visa BCCs has an authorized maximum of $81 million for up to 24 million cards, at an average selling price of about $3.23 per card, over a period of up to five years. The subcontract was received by the Company through a LaserCard VAR that is a U.S. government prime contractor, under a competitively bid, government procurement contract. The subcontract states that the U.S. government anticipates placing orders in units of at least one million optical memory cards per order. The subcontract provides for an initial one-year contract period and four additional one-year contract options.

     The Company's current U.S. government subcontract for Green Cards and Laser Visa BCCs requires delivery to a secure, government-funded vault built on Company premises. Deliveries are made into the vault on a fixed schedule specified by the prime contractor. At the time the cards are delivered to the vault, title to the cards transfers to the government, the prime contractor is invoiced, and payment is due according to normal trade payment terms. Through June 30, 2002, revenue was recognized when the cards were shipped from the vault because the Company had never received a fixed schedule, notification, or plan for shipments out of the vault. During the second quarter of fiscal 2003, for the first time, the Company received a fixed schedule for shipment of cards from the vault to the customer. Therefore, revenue was recognized for these cards. Under the Company's current supply subcontract for up to 24 million optical memory cards, the number of optical memory cards sold (and recorded as revenue) from September 2000 through September 2002 totaled approximately 9 million cards. In addition, the Company has supplied 9.5 million optical memory cards to the U.S. government since 1997 under previous subcontracts.

     At September 30, 2002, the vault contained 2.17 million cards with a sales value of $6.9 million. The $6.9 million in sales value was recorded as revenue and the associated costs were recorded in cost of sales during the fiscal 2003 second quarter when the Company received a fixed schedule for shipments out of the vault. These 2.17 million cards are owned by the U.S. government and are not included in inventory on the Company's consolidated balance sheets. As of March 31, 2002, the vault contained 1.67 million cards with a sales value of $5.3 million. As the Company had not then received a fixed schedule for shipment of these cards out of the vault, their sales value had not been recorded as revenue. Instead, the net of the revenue value of $5.34 million and the $2.48 million cost was recorded as deferred gross profit in the amount of $2.86 million on the condensed consolidated balance sheets as of March 31, 2002. These
1.67 million cards were owned by the U.S. government and were not included in inventory on the Company's consolidated balance sheets as of March 31, 2002.

     Card backlog as of September 30, 2002 includes scheduled deliveries under the following card orders:

     On July 26, 2002, the Company received an order valued at $1.8 million for 400,000 optical memory cards to be supplied to the Canadian government under a subcontract under Canada's new Permanent Resident Card program. Orders to date under this subcontract now total 750,000 cards. Deliveries on the initial order received in February of this year commenced in June. The purchase orders specify that deliveries of the 750,000 cards occur over an eleven-month period. About 92,000 cards have been delivered as of September 30, 2002, leaving a backlog of approximately 658,000 cards. The subcontract provides for a minimum purchase of
2.3 million cards over the five-year term of the subcontract.

     On September 24, 2002, the Company received a $7.4 million order for 2.3 million U.S. government multi-biometric ID cards to be used as INS Green Cards denoting permanent resident status or as U.S. Department of State Laser Visa BCCs for southwestern border security. This was the seventh in a series of LaserCard orders received under the Company's U.S. government subcontract, discussed above. Including this order, a total of 11.3 million cards have been ordered thus far under the subcontract, and 9 million cards have been sold and recorded as revenue. The $7.4 million LaserCard order calls for deliveries beginning in October 2002 at a rate slightly above $1 million per month for seven months. Revenue will be recognized on this order when the cards are shipped from the vault, unless the Company receives a fixed schedule, notification, or plan for shipments for this order out of the vault, in which case revenue will be recognized upon the later of the receipt of such fixed shipment schedule or delivery of the cards into the vault.

     In addition, on October 4, 2002, following the close of the fiscal 2003 second quarter, the Company received a $177,000 order for 24 of its new LaserCard biometric identity verification systems and related software and biometric analysis tools for use in a test program at Los Angeles and Atlanta airports and at specified Mexican border crossing points in Arizona, California, and Texas, for biometric ID border crossing/tracking. These LaserCard identity verification systems are designed to function with the more than 5 million Drexler-manufactured Laser Visa BCCs issued by the INS and U.S. Department of State since 1998. The biometric verification system can quickly confirm validity of the government-issued cards, read and display digitally stored photographs and other digital data from the cards, and biometrically verify the cardholders' live fingerprints with the fingerprint templates stored on the cards at time of card issuance. The Space and Naval Warfare Systems Center, San Diego, will conduct the tests.

GROSS PROFIT

     Excluding license and royalty revenue, the gross margin on product sales was 46% for the fiscal 2003 second quarter and 48% for the fiscal 2003 first six months compared with 47% for the fiscal 2002 second quarter and 45% for the fiscal 2002 first six months.

     OPTICAL MEMORY CARDS. The Company continues to depend on gross profit generated from optical memory card sales. Gross profit on optical memory card sales was approximately $4.7 million for the fiscal 2003 second quarter and $8.1 million for the fiscal 2003 first six months compared with approximately $2 million for the fiscal 2002 second quarter and $3.8 million for the fiscal 2002 first six months. The increase in gross profit for the fiscal 2003 second quarter and first six months was mainly due to the higher sales volume of cards. Optical memory card gross profit and margins can vary based on average selling price, sales and production volume, mix of card types, production efficiency and yields, and changes in fixed costs.

     READ/WRITE DRIVES. For the fiscal 2003 second quarter, gross profit on read/write drive sales was a negative gross profit of about $440,000 compared with a negative gross profit of $155,000 for the fiscal 2002 second quarter. For the fiscal 2003 first six months, gross profit on read/write drive sales was a negative gross profit of $600,000 compared with a negative gross profit of about $290,000 for the fiscal 2002 first six months. The negative gross profit is due to (a) the provision for inventory write-offs of $273,000 in the fiscal 2003 second quarter and $72,000 in the fiscal 2002 second quarter and (b) fixed overhead costs which were expensed during the relevant periods. Currently, the Company's priority is to increase the number of read/write drives in the marketplace rather than maximizing per-unit gross profit on read/write drives.

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

INCOME AND EXPENSES

     SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES (SG&A). SG&A expenses were $1,438,000 for the fiscal 2003 second quarter compared with $1,170,000 for the fiscal 2002 second quarter. The increase of $268,000 for the fiscal 2003 second quarter compared with the fiscal 2002 second quarter was due mainly to a $165,000 increase in marketing and selling expenditures. For the fiscal 2003 first six months, SG&A expenses were $3,008,000 compared with $2,364,000 for the fiscal 2002 first six months. The increase of $644,000 for the fiscal 2003 first six months compared with the fiscal 2002 first six months was due mainly to a $393,000 increase in marketing and selling expenditures and a $134,000 increase in legal and accounting fees. The Company believes that SG&A expenses for fiscal 2003 will remain above fiscal 2002 levels, mainly due to increases in marketing expenses, increases in the cost of insurance, and other general increases.

     RESEARCH AND ENGINEERING EXPENSES (R&E). The Company is continuing its efforts to develop new optical memory card read/write drives and read-only drives and software products in order to provide new products that can stimulate sales growth. The Company anticipates that these R&E efforts will result in lower cost drives, customer-optimized drive systems, and drive systems with advanced security features. R&E expenses were $742,000 for the fiscal 2003 second quarter compared with $736,000 for the comparable prior-year period. For the fiscal 2003 first six months, R&E expenses were $1,518,000 compared with $1,359,000 for the fiscal 2002 first six months. These increases were due to the increase in read/write and read-only drive manufacturing engineering and product development during the fiscal 2003 periods versus the fiscal 2002 periods. The Company anticipates that R&E expenses for the remainder of fiscal 2003 will increase, primarily due to optical memory card drive development efforts and optical card-related research and engineering.

     OTHER INCOME AND EXPENSE. Total net other income for the fiscal 2003 second quarter was $108,000, consisting of interest income, compared with $95,000 for interest income in the fiscal 2002 second quarter. Total net other income for the first six months of fiscal 2003 consisted of $214,000 of interest income compared with $211,000 of interest income for the first six months of fiscal 2002. The nominal increases for both periods reflect higher amounts invested, partially offset by lower interest rates on invested funds.

     PRETAX PROFIT. Pretax profit for the fiscal 2003 second quarter increased by $1,526,000, or 191% over last year's second quarter, mainly due to the $1,787,000 increase in gross profit, offset by a $274,000 increase in operating expenses. Pretax profit for the fiscal 2003 first six months increased by $2,280,000, or 206% over last year's first six months, mainly due to the $3,080,000 increase in gross profit, offset by an $803,000 increase in operating expenses.

     INCOME TAXES. Despite a significant increase in pre-tax income for the fiscal 2003 second quarter and first six months, net income declined compared with the prior-year periods, primarily due to income taxes. Results for the quarter ended September 30, 2002 included a provision for income tax EXPENSE of $951,000 compared with an income tax BENEFIT of $618,000 for the quarter ended September 30, 2001. Results for the six months ended September 30, 2002 included a provision for income tax EXPENSE of $1,355,000 compared with an income tax BENEFIT of $1,443,000 for the six months ended September 30, 2001. The income tax benefits recorded in the fiscal 2002 periods resulted from the recognition of deferred tax assets against which the Company had previously provided a valuation allowance due to uncertainty that those assets would be realized. As of March 31, 2002, the Company had recognized all prior federal income tax benefits for income statement purposes, but still has substantial benefits to reduce actual tax payments, as described below. As such, the Company recorded income tax expense for the fiscal 2003 second quarter and first six months based on its estimated annual effective tax rate.

     The Company analyzes its deferred tax assets with regard to potential realization. The Company has established a valuation allowance on a portion of the deferred tax assets based upon the uncertainty of their realization. The Company has considered estimated future taxable income and ongoing prudent and feasible tax planning strategies in assessing the amount of the valuation allowance. Any benefit from the reversal of the valuation allowance would be recorded as a credit to stockholders' equity as such assets relate to net operating loss carryforwards due to stock option exercises.

     The Company has recorded $7.4 million of deferred tax assets which will be available to offset future tax cash payments; the Company has an additional $5.7 million of deferred tax assets not recognized which, if and when realized, would also be available to offset future tax cash payments.

LIQUIDITY AND CAPITAL RESOURCES

     As of September 30, 2002, the Company had cash, cash equivalents, and short-term investments of $15,242,000, a current ratio of 8.1 to 1, and no long-term debt.

     Net cash used for operating activities was $191,000 for the fiscal 2003 first six months compared with $716,000 provided by operating activities for last year's first six months. The major categories comprising cash provided and used for operating activities are (in thousands):

                                                                                 Six Months Ended
                                                                                   September 30,
                                                                               2001            2002
                                                                               ----            ----
          Earnings before taxes, depreciation, and amortization...........   $  1,868        $ 4,273
          Provisions for doubtful accounts receivable, product return
             reserve, and excess and obsolete inventory, net       .......        293            440
          Increase (decrease) in deferred gross profit....................         57         (2,860)
          Tax payments....................................................        218             --
          Increase in accounts receivable.................................       (508)          (216)
          Increase in inventory...........................................     (1,088)          (469)
          Increase in accounts payable and accrued liabilities............        102            582
          Increase (decrease) in advance payments from customers
             and deferred revenue.........................................        109         (1,952)
          Other ..........................................................       (335)            11
                                                                             --------        -------

                                                                             $    716        $  (191)
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

     As a result of the $2,034,000 of net income recorded for the fiscal 2003 first six months, the Company's accumulated deficit decreased to $6,065,000. Stockholders' equity increased to $35,427,000 due to the net income recorded and $916,000 in additions to equity in connection with sales of common stock through the Company's stock-option and employee stock-purchase plans.

     Net cash used for investing activities was $3,196,000 for the fiscal 2003 first six months compared with $2,060,000 provided by investing activities for the fiscal 2002 first six months. These amounts include a net increase of $1,837,000 from purchases and maturities of liquid investments for the fiscal 2003 first six months and a net decrease of $2,791,000 for the fiscal 2002 first six months, purchases of property and equipment of $1,061,000 for the fiscal 2003 first six months and $669,000 for the fiscal 2002 first six months, and increases in patents and other intangibles of $298,000 for the fiscal 2003 first six months and $62,000 for the fiscal 2002 first six months.

     The Company considers all highly liquid investments, consisting primarily of commercial paper, taxable notes, and U.S. government agency notes, with original maturities of three months or less when purchased, to be cash equivalents. All investments with original maturities of more than three months but not more than one year, are classified as short-term investments. Management determines the appropriate classification of debt and equity securities at the time of purchase and reevaluates the classification of investments as of each balance sheet date. As of September 30, 2002, the Company had $9,520,000 classified as short-term investments, compared with $8,883,000 at March 31, 2002. All marketable securities were classified as held-to-maturity. Cash, cash equivalents, and short-term investments were $15,242,000 at September 30, 2002 and $17,076,000 at March 31, 2002. Long-term investments, which have maturities ranging from 12 months to 15 months, were $2,202,000 at September 30, 2002 compared with $1,002,000 at March 31, 2002.

     For optical memory card production, the Company added capital equipment and leasehold improvements of approximately $685,000 during the fiscal 2003 first six months compared with $345,000 during the fiscal 2002 first six months. The Company's card production capacity is approximately 11 million cards per year, depending on card type, color-printing specifications, and numerical serialization requirements, which is double the actual card production of more than 5 million cards for fiscal 2002. The Company plans to purchase additional production equipment as optical memory card orders expand to justify production capacity increases, to a rate of up to 25 million cards per year. In addition to investment used for expansion, the Company expects to make additional capital expenditures for cost savings, quality improvements, and other purposes. The Company believes that during the next few years, capital expenditures will be a minimum of $3 million per year for card production equipment and automatic inspection equipment to support growth of optical memory card production.

     For the fiscal year 2003 ending March 31, 2003, the Company expects foreign business to rise substantially, increasing the estimated total of optical memory card shipments on which revenues will be recognized to more than 8 million cards, up from 5.6 million cards for fiscal 2002. The Company believes it is capable of supporting this expected LaserCard revenue growth, should it occur, without raising additional equity capital, since as of September 30, 2002, the Company has cash, cash equivalents, and short-term investments of $15,242,000, and no debt.

     In connection with the manufacturing and design of read/write drives and related systems, the Company added capital equipment and leasehold improvements of approximately $220,000 during the fiscal 2003 first six months compared with $324,000 during the fiscal 2002 first six months. The Company expects that during fiscal 2003, it will make capital investments of between $400,000 and $800,000 relating to read/write drives and systems.

     Net cash provided by financing activities was $916,000 for the fiscal 2003 first six months compared with net cash of $20,000 used for by financing activities for the fiscal 2002 first six months. Financing activities included proceeds on sales of common stock through the Company's stock-option and employee stock-purchase plans. Sales of common stock through stock plans were in the amounts of $916,000 for the fiscal 2003 first six months and $155,000 for the fiscal 2002 first six months.

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

     There were no debt financing activities for the first six months of fiscal 2003 or 2002.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RATE RISKS

     INTEREST RATE RISK. There were no material changes during the fiscal 2003 second quarter to the Company's exposure to market risk for changes in interest rates.

     FOREIGN CURRENCY EXCHANGE RATE RISK. There were no material changes during the fiscal 2003 second quarter to the Company's foreign currency exchange rate risk.

ITEM 4.   CONTROLS AND PROCEDURES

     EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. The Company's principal executive officer and principal financial officer have evaluated the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) within the 90 days prior to the filing of this Form 10-Q and have determined that they are reasonable taking into account the totality of the circumstances.

     CHANGES IN INTERNAL CONTROLS. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, which was shortly prior to the release of the Company's earnings statement for the period covered by this Form 10-Q.

PART II.  OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the Company's September 27, 2002 Annual Meeting of Stockholders, the Company's stockholders (i) re-elected the existing Board of Directors, (ii) approved an amendment to the Stock Option Plan to increase the number of shares reserved thereunder by 275,000 shares, and (iii) rejected a stockholder proposal concerning dividends.

     Of the 10,313,379 shares of common stock outstanding as of the record date of July 31, 2002, a total of 9,396,799 shares were voted by proxy, representing 91.11% of the total votes eligible to be cast, constituting a majority and more than a quorum of the outstanding shares entitled to vote. Votes cast in connection with the election of directors were: Jerome Drexler (8,983,334 votes for re-election, 413,465 votes withheld), Christopher J. Dyball (8,990,779 votes for election, 406,020 votes withheld), Richard M. Haddock (8,990,679 votes for election, 406,120 votes withheld), Arthur H. Hausman (8,980,009votes for re-election, 416,790 votes withheld), Dan Maydan (8,852,597 votes for re-election, 544,202 votes withheld), William E. McKenna (8,846,552 votes for re-election, 550,247 votes withheld), and Walter F. Walker (7,610,556 votes for re-election, 1,786,243 votes withheld). On the amendment to the Stock Option Plan, 6,509,770 shares were voted in favor, and there were 2,865,019 negative votes, 22,009 abstentions, and one broker non-vote. On the stockholder's proposal concerning dividends, 477,167 shares were voted in favor, and there were 5,977,311 negative votes, 99,896 abstentions, and 2,842,425 broker non-votes.

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

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibit No.     Exhibit Description

          10.4.1          Amended and Restated Stock Option Plan

     (b) No reports on Form 8-K were filed by Registrant during the period for which this report is filed.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

                             DREXLER TECHNOLOGY CORPORATION (Registrant)

Date: November 7, 2002       /s/ Jerome Drexler
                             --------------------------------------------------------------
                             Jerome Drexler, Chairman of the Board of Directors
                             and Chief Executive Officer (Principal Executive Officer)

Date: November 7, 2002       /s/ Steven G. Larson
                             --------------------------------------------------------------
                             Steven G. Larson, Vice President of Finance and Treasurer
                             (Principal Financial Officer and Principal Accounting Officer)

THE CERTIFICATION STATEMENTS BY REGISTRANT'S CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER RELATING TO THIS QUARTERLY REPORT ON FORM 10-Q, AS REQUIRED BY
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 (18 U.S.C. SECTION 1350), HAVE BEEN SUBMITTED TO THE SECURITIES AND EXCHANGE COMMISSION AS ADDITIONAL CORRESPONDENCE ACCOMPANYING THIS REPORT.

                                 CERTIFICATIONS
                                 --------------

     I, Jerome Drexler, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Drexler Technology Corporation, a Delaware corporation;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

        (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

        (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

        (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

        (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 7, 2002


By:          /s/ Jerome Drexler
     -------------------------------------
     Jerome Drexler, Chairman of the Board
         (Principal Executive Officer)

                                 CERTIFICATIONS
                                 --------------

     I, Steven G. Larson, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Drexler Technology Corporation, a Delaware corporation;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

        (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

        (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

        (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

        (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 7, 2002


By:                 /s/ Steven G. Larson
     ------------------------------------------------------
     Steven G. Larson, Vice President Finance and Treasurer
               (Principal Financial Officer)

EXHIBIT INDEX

                               INDEX TO EXHIBITS
                                  [ITEM 14(c)]

Exhibit
Number       Description
------       -----------

10.4.1       Amended and Restated Stock Option Plan