Form 10-Q
period 2002-12-31
DREXLER TECHNOLOGY CORP
filed 2003-01-31
CIK 30140

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended December 31, 2002


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. /X/ Yes / / No

     Number of outstanding shares of common stock, $.01 par value, at January 30, 2003: 10,433,140


                                             TABLE OF CONTENTS

PART I.   FINANCIAL INFORMATION                                                           Page Number
          Item 1.  Condensed Consolidated Financial Statements (Unaudited)
                     Condensed Consolidated Balance Sheets                                     3
                     Condensed Consolidated Statements of Income                               4
                     Condensed Consolidated Statements of Cash Flows                           5
                   Notes to Condensed Consolidated Financial Statements                        6

          Item 2.  Management's Discussion and Analysis of Financial
                     Condition and Results of Operations (Unaudited)                           8

          Item 3.  Quantitative and Qualitative Disclosures about Market Rate Risks           18

          Item 4.  Controls and Procedures                                                    18

PART II.  OTHER INFORMATION                                                                   19

          Item 5.  Other Information                                                          19

          Item 6.  Exhibits and Reports on Form 8-K                                           19

SIGNATURES                                                                                    19

CERTIFICATIONS                                                                                20


--------------------------------------------------------------------------------------------------------

PART I.   FINANCIAL INFORMATION

ITEM 1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


                                           DREXLER TECHNOLOGY CORPORATION AND SUBSIDIARIES
                                                CONDENSED CONSOLIDATED BALANCE SHEETS
                                                             (UNAUDITED)
                                         (In thousands, except share and per share amounts)

                                                                                                    March 31,           December 31,
                                                                                                      2002                 2002
                                                                                                      ----                 ----
                                                               ASSETS
Current assets:
   Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $   8,193            $   8,967
   Short-term investments  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      8,883                4,737
   Accounts receivable, net  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,659                1,467
   Inventories . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      4,973                6,105
   Deferred tax asset, net . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      3,849                3,849
   Other current assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        561                  858
                                                                                                    ---------            ---------
      Total current assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     28,118               25,983
                                                                                                    ---------            ---------

Property and equipment, at cost  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     20,979               22,211
   Less--accumulated depreciation and amortization . . . . . . . . . . . . . . . . . . . . . . . .    (14,561)             (15,427)
                                                                                                    ---------            ---------
      Property and equipment, net  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      6,418                6,784
                                                                                                    ---------            ---------

Long-term investments  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,002                4,452
Patents and other intangibles, net . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        612                  597
Deferred tax asset, net  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      4,563                3,146
                                                                                                    ---------            ---------

         Total assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  40,713            $  40,962
                                                                                                    =========            =========

                                                LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $     738            $     761
   Accrued liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,117                1,547
   Deferred revenue  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        235                  235
   Advance payments from customers . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      2,551                1,724
   Deferred gross profit . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      2,860                   --
                                                                                                    ---------            ---------
      Total current liabilities  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      7,501                4,267
   Deferred revenue, long-term . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        875                   --
                                                                                                    ---------            ---------

         Total liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $   8,376            $   4,267
                                                                                                    =========            =========

Stockholders' equity:
   Preferred stock, $.01 par value:
      Authorized--2,000,000 shares
      Issued--none . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         --                   --
   Common stock, $.01 par value:
      Authorized--30,000,000 shares
      Issued--10,240,687 shares at March 31, 2002 and
         10,433,140 shares at December 31, 2002  . . . . . . . . . . . . . . . . . . . . . . . . .        102                  104
   Additional paid-in capital  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     40,334               42,259
   Accumulated deficit . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (8,099)              (5,668)
                                                                                                    ---------            ---------
      Total stockholders' equity . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     32,337               36,695
                                                                                                    ---------            ---------

         Total liabilities and stockholders' equity  . . . . . . . . . . . . . . . . . . . . . . .  $  40,713            $  40,962
                                                                                                    =========            =========

                 The accompanying notes are an integral part of these condensed consolidated financial statements.


                                           DREXLER TECHNOLOGY CORPORATION AND SUBSIDIARIES
                                             CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                                             (UNAUDITED)
                                              (In thousands, except per share amounts)


                                                                            Three Months Ended            Nine Months Ended
                                                                               December 31,                  December 31,
                                                                           2001            2002          2001           2002
                                                                           ----            ----          ----           ----
Revenues:
   Product revenue  . . . . . . . . . . . . . . . . . . . . . . . . . .  $  7,030        $  4,490      $ 14,911      $ 20,571
   License and royalty revenue  . . . . . . . . . . . . . . . . . . . .        --             875         1,076           875
                                                                         --------        --------      --------      --------
      Total revenues  . . . . . . . . . . . . . . . . . . . . . . . . .     7,030           5,365        15,987        21,446
                                                                         --------        --------      --------      --------

Cost of product revenues  . . . . . . . . . . . . . . . . . . . . . . .     3,734           2,580         8,070        10,960
                                                                         --------        --------      --------      --------

      Gross profit  . . . . . . . . . . . . . . . . . . . . . . . . . .     3,296           2,785         7,917        10,486
                                                                         --------        --------      --------      --------

Operating expenses:
   Selling, general, and administrative expenses  . . . . . . . . . . .     1,289           1,566         3,653         4,574
   Research and engineering expenses  . . . . . . . . . . . . . . . . .       894             653         2,253         2,171
                                                                         --------        --------      --------      --------
      Total operating expenses  . . . . . . . . . . . . . . . . . . . .     2,183           2,219         5,906         6,745
                                                                         --------        --------      --------      --------

         Operating income   . . . . . . . . . . . . . . . . . . . . . .     1,113             566         2,011         3,741
                                                                         --------        --------      --------      --------

Other income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        88              96           299           310
                                                                         --------        --------      --------      --------

         Income before income taxes   . . . . . . . . . . . . . . . . .     1,201             662         2,310         4,051

Income tax expense (benefit)  . . . . . . . . . . . . . . . . . . . . .     (458)             265        (1,901)        1,620
                                                                         --------        --------      --------      --------

         Net income   . . . . . . . . . . . . . . . . . . . . . . . . .  $  1,659        $    397      $  4,211      $  2,431
                                                                         ========        ========      ========      ========

Net income per share:
         Basic  . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $    .17        $    .04      $    .43      $    .24
                                                                         ========        ========      ========      ========
         Diluted  . . . . . . . . . . . . . . . . . . . . . . . . . . .  $    .15        $    .04      $    .41      $    .22
                                                                         ========        ========      ========      ========

Weighted average number of common and common equivalent shares:
         Basic  . . . . . . . . . . . . . . . . . . . . . . . . . . . .    10,015          10,376         9,883        10,330
         Diluted  . . . . . . . . . . . . . . . . . . . . . . . . . . .    10,847          10,788        10,335        10,915


                 The accompanying notes are an integral part of these condensed consolidated financial statements.


                                        DREXLER TECHNOLOGY CORPORATION AND SUBSIDIARIES
                                        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                          (UNAUDITED)
                                                        (In thousands)


                                                                                                        Nine Months Ended
                                                                                                           December 31,
                                                                                                      2001             2002
                                                                                                      ----             ----
Cash flows from operating activities:
   Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  4,211          $  2,431
   Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     1,151             1,355
      Provision for doubtful accounts receivable  . . . . . . . . . . . . . . . . . . . . . . . .       (18)               11
      Provision for product return reserve  . . . . . . . . . . . . . . . . . . . . . . . . . . .       (26)               --
      Compensation on stock plan activity . . . . . . . . . . . . . . . . . . . . . . . . . . . .        54                43
      (Increase) decrease in deferred tax asset . . . . . . . . . . . . . . . . . . . . . . . . .    (2,172)            1,417
      Provision for excess and obsolete inventory, net  . . . . . . . . . . . . . . . . . . . . .       288               387
      Tax benefit for stock option exercises  . . . . . . . . . . . . . . . . . . . . . . . . . .       149               202

Changes in operating assets and liabilities:
      Decrease in accounts receivable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       147               181
      Increase in inventories . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (660)           (1,519)
      (Increase) decrease in other assets . . . . . . . . . . . . . . . . . . . . . . . . . . . .       103              (297)
      Increase (decrease) in accounts payable and accrued liabilities . . . . . . . . . . . . . .      (407)              453
      Decrease in deferred revenue  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (119)             (875)
      Increase (decrease) in advance payments from customers  . . . . . . . . . . . . . . . . . .       576              (827)
      Decrease in deferred gross profit . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (862)           (2,860)
                                                                                                   --------          --------

         Net cash provided by operating activities  . . . . . . . . . . . . . . . . . . . . . . .     2,415               102
                                                                                                   --------          --------

Cash flows from investing activities:
   Purchases of property and equipment  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (1,083)           (1,436)
   Investment in patents and other intangibles  . . . . . . . . . . . . . . . . . . . . . . . . .       (81)             (270)
   Purchases of investments . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (10,352)           (9,379)
   Proceeds from maturities of investments  . . . . . . . . . . . . . . . . . . . . . . . . . . .     8,866            10,075
                                                                                                   --------          --------

         Net cash used for investing activities . . . . . . . . . . . . . . . . . . . . . . . . .    (2,650)           (1,010)
                                                                                                   --------          --------

Cash flows from financing activities:
      Proceeds from sale of common stock through stock plans  . . . . . . . . . . . . . . . . . .     3,086             1,682
      Purchases of common stock through an open market repurchase program . . . . . . . . . . . .      (175)               --
                                                                                                   --------          --------

         Net cash provided by financing activities  . . . . . . . . . . . . . . . . . . . . . . .     2,911             1,682
                                                                                                   --------          --------

         Net increase in cash and cash equivalents  . . . . . . . . . . . . . . . . . . . . . . .     2,676               774

Cash and cash equivalents:
   Beginning of period  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     6,221             8,193
                                                                                                   --------          --------
   End of period. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  8,897          $  8,967
                                                                                                   ========          ========


                 The accompanying notes are an integral part of these condensed consolidated financial statements.

                DREXLER TECHNOLOGY CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

     BASIS OF PRESENTATION. The condensed consolidated financial statements contained herein include the accounts of Drexler Technology Corporation and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

     The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes the disclosures which are made are adequate to make the information presented not misleading. Further, the condensed consolidated financial statements reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position and results of operations as of and for the periods indicated.

     These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto for the year ended March31,2002,included in the Company's Annual Reporton Form 10-K.

     The results of operations for the nine months ended December 31, 2002 are not necessarily indicative of results to be expected for the entire fiscal year ending March 31, 2003.

     FISCAL PERIOD: For purposes of presentation, the Company labels its annual accounting period end as March 31 and its interim quarterly periods as ending on the last day of the corresponding month. The Company, in fact, operates and reports based on quarterly periods ending on the Friday closest to month end. The 13-week third quarter of fiscal 2002 ended on December 28, 2001, and the 13-week third quarter of fiscal 2003 ended on December 27, 2002.

     Inventories: Inventories are stated at the lower of cost or market, with cost determined on a first-in, first-out basis and market based on the lower of replacement cost or estimated realizable value. The components of inventories are (in thousands):

                                          March 31,       December 31,
                                            2002              2002
                                            ----              ----
        Raw materials . . . . . . . . .  $   3,063         $   3,397
        Work-in-process . . . . . . . .        479               645
        Finished goods  . . . . . . . .      1,379             2,047
        Systems and components
          held for resale . . . . . . .         52                16
                                         ---------         ---------
                                         $   4,973         $   6,105
                                         =========         =========

     RECLASSIFICATIONS. Certain items have been reclassified in the prior periods to conform to the current presentation.

     RECENT ACCOUNTING PRONOUNCEMENTS. In July 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS No. 146). SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability be recognized for those costs only when the liability is incurred; that is, when it meets the definition of a liability in the FASB's conceptual framework. SFAS No. 146 also establishes fair value as the objective for initial measurement of liabilities related to exit or disposal activities. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company is currently evaluating the provisions of SFAS No. 146 but does not believe that the adoption will have a material impact on its results of operations, financial position, or cash flows.

     In November 2002, the FASB issued Interpretation Number 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45). This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements of FIN 45 are effective for interim and annual periods after December 15, 2002, which we have adopted for our condensed consolidated financial statements included in this Form 10-Q Report. The initial recognition and initial measurement requirements of FIN 45 are effective prospectively for guarantees issued or modified after December 31, 2002. The Company is currently reviewing the provisions of FIN 45, but does not believe the adoption of the recognition and initial measurement requirements of FIN 45 will have a material impact on its financial position, cash flows or results of operations.

     In November 2002, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables." EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company is currently evaluating the impact that adoption of EITF Issue No. 00-21 will have on its consolidated financial statements.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The disclosure requirements apply to all companies for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The adoption of SFAS No. 148 is not expected to have a material impact on the Company's consolidated financial statements.

     NET INCOME PER SHARE: The Company computes net income per share in accordance with SFAS No. 128, "Earnings Per Share." SFAS No. 128 requires companies to compute net income per share under two different methods, basic and diluted, and present per share data for all periods in which a statement of income is presented. Basic net income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding. Diluted net income per share is computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding. Common stock equivalents consist of stock options using the treasury stock method. The reconciliation of the denominators of the basic and diluted net income per share computation for the three months and nine months ended December 31, 2001 and December 31, 2002 is shown in the following table (in thousands, except per share data):

                                                            Three Months Ended             Nine Months Ended
                                                               December 31,                   December 31,
                                                           2001           2002            2001            2002
                                                           ----           ----            ----            ----
Net income . . . . . . . . . . . . . . . . . . . . . . . $  1,659       $     397       $   4,211      $   2,431
                                                         ========       =========       =========      =========

Basic earnings per share:
   Weighted average common shares outstanding  . . . . .   10,015          10,376           9,883         10,330
                                                         --------       ---------       ---------      ---------
Basic earnings per share . . . . . . . . . . . . . . . . $    .17       $     .04       $     .43      $     .24
                                                         ========       =========       =========      =========

Diluted earnings per share:
   Weighted average common shares outstanding  . . . . .   10,015          10,376           9,883         10,330
   Weighted average common shares from
      stock option grants  . . . . . . . . . . . . . . .      832             412             452            585
                                                         --------       ---------       ---------      ---------
   Weighted average common shares and common
      stock equivalents outstanding  . . . . . . . . . .   10,847          10,788          10,335         10,915
                                                         --------       ---------       ---------      ---------
Diluted earnings per share   . . . . . . . . . . . . . . $    .15       $     .04       $     .41      $     .22
                                                         ========       =========       =========      =========

     Stock options having an exercise price greater than the average market value for the periods are excluded from the calculation of diluted earnings per share. As their effect would be antidilutive, 22,000 shares and 401,200 shares are excluded from the calculation of diluted earnings per share for the three months ended December 31, 2001 and 2002, respectively. For the same reason, stock options representing 427,100 shares and 32,000 shares are excluded from the calculation of diluted earnings per share for the nine months ended December 31, 2001 and 2002, respectively.

     REVENUE RECOGNITION. The Company recognizes revenue when the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the fee is fixed or determinable; and (4) collectibility is reasonably assured. Where appropriate, provision is made for estimated warranty costs and estimated returns relating to product sales at the time revenue is recognized.

     The Company's U.S. government subcontract requires delivery to a secure, government-funded vault built on Company premises. Deliveries are made into the vault on a fixed schedule specified by the prime contractor. At the time the cards are delivered to the vault, title to the cards transfers to the government, the prime contractor is invoiced, and payment is due according to normal trade payment terms. Revenue is recognized when the cards are shipped from the vault, unless the Company receives a fixed schedule, notification, or plan for shipments out of the vault, in which case revenue is recognized upon the later of the receipt of such fixed shipment schedule or delivery of the cards into the vault. During the second quarter of fiscal 2003, for the first time, the Company received a fixed schedule for shipments out of the vault. Therefore, revenue on all of the 2.17 million cards located in the vault was recognized upon the receipt of such fixed shipment schedule. Had the Company not received this fixed schedule, its revenue would have been based only on shipment of cards out of the vault, as in prior periods, which would have reduced revenue by approximately $6.9 million for the three months ended September 30, 2002. During the third quarter of fiscal 2003, the Company received a fixed schedule for shipments out of the vault for all cards ordered by the government through August 2003 and not covered under the prior fixed schedule obtained in the second quarter. Revenues recognized in the third quarter of fiscal 2003 for cards delivered to the government-funded vault were pursuant to the fixed schedule obtained during the third quarter. For cards delivered into the vault after August 2003, the Company will continue to recognize revenues upon the delivery of cards into the vault as long as it receives a fixed schedule, notification, or plan for shipment of those cards out of the vault.

     ACCOUNTING FOR INCOME TAXES. As part of the process of preparing its condensed consolidated financial statements, the Company is required to estimate income taxes in each of the jurisdictions in which it operates. This process involves estimating the actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the consolidated balance sheets.

     Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities, and any valuation allowance recorded against the net deferred tax assets. The Company has recorded a valuation allowance of $6 million as of December 31, 2002, due to uncertainties related to the Company's ability to utilize some of the deferred tax assets, arising primarily from certain net operating loss carryforwards, before they expire. The valuation allowance is based on management's estimates of taxable income by jurisdiction in which the Company operates and the period over which the deferred tax assets will be recoverable. In the event that actual results differ from these estimates or that these estimates are adjusted in future periods, the Company may need to establish an additional valuation allowance which could materially impact the Company's results of operations.

     CONCENTRATION OF CREDIT RISK. One United States customer comprised 98% of accounts receivable at March 31, 2002 and at December 31, 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UNAUDITED)

     The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this Form 10-Q Report and the consolidated financial statements and notes thereto for the year ended March 31, 2002, included in the Company's fiscal 2002 Annual Report on Form 10-K.

FORWARD-LOOKING STATEMENTS

     When used in this discussion, the words "expects," "anticipates," "believes," "estimates," "plans," and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include the Company's forecast that it will recognize revenue on approximately 8 million cards during FY 2003, including revenues during the fourth quarter on 1 million cards on order from the US government and on 0.8 million cards from orders not yet booked, anticipated primarily from programs in Italy and Macedonia; the objectives of the Company in its efforts to sell read/write drives; the expectation that the Company's read/write drive inventory is adequate to meet customer demands and beliefs about where potential markets are for such inventory; statements regarding the Company's research and engineering efforts, including the expected development of lower cost drives, customer-optimized drive systems, and drive systems with advanced security features; the Company's efforts to recruit new value-added resellers (VARs) and eliminate nonproductive VARs; anticipated orders and/or shipment quantities and schedules under the Company's U.S. government and Canadian government subcontracts; expectations regarding revenues, margins, and the Company's deferred tax asset and related valuation allowance; anticipated reductions of federal tax cash payments due to current Company tax benefits; statements about selling, general, and administrative expenses and research and engineering expenses for the remainder of fiscal 2003; statements as to potential customers, applications, orders, or market segments for optical memory card products; estimates of optical card production capacity, expected card yields therefrom, and plans and expectations regarding the growth and associated capital costs of such capacity; estimate that revenues will be sufficient to generate cash from operations; and expectations regarding market growth, product demand, and foreign business including emerging programs or prospective applications in China, India, Italy, Macedonia, Mexico, and Saudi Arabia; and expectations as to continuation or expansion of U.S. government card programs and other governmental card programs. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected.

     These risks and uncertainties include, but are not limited to those risks discussed below, as well as the impact of litigation or governmental or regulatory proceedings; the Company's ability to initiate and grow new programs utilizing the Company's card products; the Company's reliance on VARs, licensees, or other third parties to generate sales, perform customer system integration, or develop application software; risks associated with doing business in and with foreign countries; potential manufacturing difficulties and complications associated with increasing manufacturing capacity of cards and drives; uncertainties associated with the design, development, manufacture, and deployment of optical card drives and systems; customer concentration and reliance on continued U.S. government business; lengthy sales cycles and reliance on government policy-making; general economic trends; the unpredictability of customer demand for products and customer issuance and release of corresponding orders; government rights to withhold order releases, reduce the quantities released, and extend shipment dates; whether the Company receives a fixed schedule, notification, or plan for shipments out of the government vault enabling the Company to recognize revenues on cards located in the vault instead of when cards later are shipped from the vault; the impact of technological advances and competitive products and the ability of the Company or its customers to develop software and integrate optical card systems with other technologies; and other risks detailed from time to time in the SEC filings of Drexler Technology Corporation, including its Annual Report on Form 10-K for the fiscal year ended March 31, 2002.

     These forward-looking statements speak only as of the date hereof. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions, or circumstances on which any statement is based.

CRITICAL ACCOUNTING POLICIES

     REVENUE RECOGNITION. The Company recognizes revenue when the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the fee is fixed or determinable; and (4) collectibility is reasonably assured. Where appropriate, provision is made for estimated warranty costs and estimated returns relating to product sales at the time revenue is recognized.

     The Company's U.S. government subcontract requires delivery to a secure, government-funded vault built on Company premises. Deliveries are made into the vault on a fixed schedule specified by the prime contractor. At the time the cards are delivered to the vault, title to the cards transfers to the government, the prime contractor is invoiced, and payment is due according to normal trade payment terms. Revenue is recognized when the cards are shipped from the vault, unless the Company receives a fixed schedule, notification, or plan for shipments out of the vault, in which case revenue is recognized upon the later of the receipt of such fixed shipment schedule or delivery of the cards into the vault. During the second quarter of fiscal 2003, for the first time, the Company received a fixed schedule for shipments out of the vault. Therefore, revenue on all of the 2.17 million cards located in the vault was recognized upon the receipt of such fixed shipment schedule. Had the Company not received this fixed schedule, its revenue would have been based only on shipment of cards out of the vault, as in the past, which would have reduced revenue by approximately $6.9 million for the three months ended September 30, 2002. During the third quarter of fiscal 2003, the Company received a fixed schedule for shipments out of the vault for all cards ordered by the government through August 2003 and not covered under the prior fixed schedule obtained in the second quarter. Revenues recognized in the third quarter of fiscal 2003 for cards delivered to the government-funded vault were pursuant to the fixed schedule obtained during the third quarter. For cards delivered into the vault after August 2003, the Company will continue to recognize revenues upon the delivery of cards into the vault as long as it receives a fixed schedule, notification, or plan for shipment of those cards out of the vault.

     ACCOUNTING FOR INCOME TAXES. As part of the process of preparing its condensed consolidated financial statements, the Company is required to estimate income taxes in each of the jurisdictions in which it operates. This process involves estimating the actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the consolidated balance sheets. The Company must then assess the likelihood that the deferred tax assets will be recovered from future taxable income and to the extent that management believes recovery is not likely, the Company must establish a valuation allowance. To the extent that a valuation allowance is established or increased in a period, the Company must include an expense within the tax provision in the statements of income to the extent such deferred tax assets were previously recognized.

     Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities, and any valuation allowance recorded against the net deferred tax assets. The Company has recorded a valuation allowance of $6 million as of December 31, 2002, due to uncertainties related to the Company's ability to utilize some of the deferred tax assets, arising primarily from certain net operating loss carryforwards, before they expire. The valuation allowance is based on management's estimates of taxable income by jurisdiction in which the Company operates and the period over which the deferred tax assets will be recoverable. In the event that actual results differ from these estimates or that these estimates are adjusted in future periods, the Company may need to establish an additional valuation allowance which could materially impact the Company's results of operations.

     INVENTORIES. The Company values its inventory at the lower of the actual cost to purchase and/or manufacture the inventory or the current estimated market value of the inventory. Management regularly reviews inventory quantities on hand and records a provision for excess and obsolete inventory based primarily on the estimated forecast of product demand. During the first nine months of fiscal 2003, the Company wrote off $386,000 of obsolete and excess parts. Demand for read/write drive products can fluctuate significantly. If the Company is unable to produce and sell read/write drives in volumes and at prices competitive with alternate technologies, its operating results could be adversely affected. In order to obtain favorable pricing, purchases of read/write drive parts are made in quantities that exceed the historical annual sales rate. Therefore, based upon last year's sales quantity, the Company has more than one-year's supply of read/write drive parts on hand. The Company purchases read/write drive parts for its anticipated read/write drive demand and takes into consideration the order-to-delivery lead times of vendors and the economic purchase order quantity for such parts. Read/write drive parts and finished goods inventory totaled $2.8 million at December 31, 2002 compared with $3.1 million at March 31, 2002. As of December 31, 2002, finished goods inventory contained approximately 700 read/write drives of the current design. The Company could assemble approximately 925 read/write drives of a new design with the current parts inventory and the purchase of about $350,000 of additional parts. The Company believes there is a market for read/write drives to support and expand optical card sales and, based on current proposals in process, that the read/write drive inventory on hand at December 31, 2002 will be ordered by customers. If these anticipated orders do not materialize, the Company may need to write-down the value of its inventory for any potential excess quantities. During fiscal 2002, the Company sold 450 read/write drives and during the first three quarters of 2003 sold 158 read/write drives. The Company believes that assembly and sales of approximately 475 read/write drives per quarter would be necessary to achieve a gross profit on read/write drive sales at current selling prices and costs based on current expense levels for overhead costs. The Company believes that the read/write drive inventory as of December 31, 2002 is reflected at its net realizable value. If lower cost read/write drive designs become available from the Company before the existing parts are utilized, a portion of this inventory may be deemed obsolete and would then require an inventory write-down. However, it is anticipated that the introduction of any new read/write drive would be timed to minimize this risk. In addition, the Company is investing in research and engineering in an effort to develop new optical card drive products.

RECENT ACCOUNTING PRONOUNCEMENTS

     In July 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS No. 146). SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability be recognized for those costs only when the liability is incurred; that is, when it meets the definition of a liability in the FASB's conceptual framework. SFAS No. 146 also establishes fair value as the objective for initial measurement of liabilities related to exit or disposal activities. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company is currently evaluating the provisions of SFAS No. 146 but does not believe that the adoption will have a material impact on its results of operations, financial position, or cash flows.

     In November 2002, the FASB issued Interpretation Number 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45). This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements of FIN 45 are effective for interim and annual periods after December 15, 2002, which we have adopted for our condensed consolidated financial statements included in this Form 10-Q Report. The initial recognition and initial measurement requirements of FIN 45 are effective prospectively for guarantees issued or modified after December 31, 2002. The Company is currently reviewing the provisions of FIN 45, but does not believe the adoption of the recognition and initial measurement requirements of FIN 45 will have a material impact on its financial position, cash flows or results of operations.

     In November 2002, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables." EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company is currently evaluating the impact that adoption of EITF Issue No. 00-21 will have on its consolidated financial statements.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The disclosure requirements apply to all companies for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The adoption of SFAS No. 148 is not expected to have a material impact on the Company's consolidated financial statements.

RESULTS OF OPERATIONS--FISCAL 2003 THIRD QUARTER AND FIRST NINE MONTHS COMPARED WITH FISCAL 2002 THIRD QUARTER AND FIRST NINE MONTHS

OVERVIEW

     The Company's principal LaserCard(R) optical memory card market today involves high-security, counterfeit-resistant, tamper-resistant cards for "digital governance," defined as the utilization of digital information technology by a nation, state, region, municipality, agency, or institution. Digital governance cards grant certain rights, privileges, or entitlements to citizens, residents, or participants. Within this market, the Company's largest customer for LaserCard products is the United States government, predominantly as a result of two card programs--U.S. Immigration and Naturalization Service
(INS) "Green Card" Permanent Resident Cards and U.S. Department of State "Laser Visa" Border Crossing Cards (BCCs), which the INS also refers to as the "new biometric BCC, Form DST-150." Under the Company's current subcontract and previous subcontracts to provide cards to the government, the Company has sold a total of approximately 19.5 million optical memory cards as of December 31, 2002, for use as U.S. government Green Cards and border-security Laser Visa BCCs. On March 1, 2003, the INS will become part of the new U.S. Department of Homeland Security. The Company's second largest card customer is the government of Canada, which has started issuing the Company's LaserCard as the new Canadian Permanent Resident Card.

     Optical memory card digital governance programs that are emerging programs or prospective applications in various countries include the new national ID cards for Italy, Macedonia, and Saudi Arabia; motor vehicle registration cards for two states of India; building construction permit cards and children's healthcare cards in the People's Republic of China; a document card program in Mexico; and the expanding need for enhanced U.S. border security. Since these card programs typically rely on government policy-making, which in turn is subject to technical requirements, budget approvals, and political considerations, there is no assurance that these programs will be implemented as visualized.

     In addition to using its own marketing staff, the Company utilizes value-added reseller (VAR) companies and card distribution licensees for the development of government and commercial markets and applications for LaserCard products. Product sales to VARs and licensees include the Company's optical memory cards, the Company's system software, optical card read/write drives, and add-on peripherals made by other companies (such as equipment for adding a digitized photo, fingerprint, hand template, or signature to the cards). The VARs/licensees may add application software, personal computers (PCs), and other peripherals, and then resell these products integrated into data systems. The Company is continuing its efforts to recruit new VARs and card distribution licensees and eliminate nonproductive VARs. The Company provides customer technical support and system software to assist VARs and licensees.

REVENUES

     For the fiscal 2003 third quarter ended December 31, 2002, the Company's total revenues were $5,365,000 compared with $7,030,000 for the comparable prior-year quarter. Total revenues for the first nine months of fiscal 2003 increased 34%, to $21,446,000 from $15,987,000 for the comparable first nine months of fiscal 2002.

     PRODUCT REVENUES. Sales of LaserCard optical memory cards and related products were $4,490,000 for the third quarter and $20,571,000 for the nine months ended December 31, 2002 versus $7,030,000 for the third quarter and $14,911,000 for the nine months ended December 31, 2001. Optical memory cards sold for U.S. government card programs (Green Cards, Laser Visa BCCs, and Automated Manifest System cards, as described above) represented 78% of total revenues for the full fiscal year 2002, 65% of revenues for the third quarter of fiscal 2003, and 87% of revenues for the first nine months of fiscal 2003. Sales of cards for the Canadian Permanent Resident Card program represented 16% of revenues for the third quarter of fiscal 2003 and 7% of revenues for the first nine months of fiscal 2003.

     The Company sold approximately 1.2 million LaserCard optical memory cards in the third quarter of fiscal 2003 and approximately 6 million cards in the first nine months of fiscal 2003 compared with approximately 2.1 million cards in the third quarter of fiscal 2002 and approximately 4.4 million cards in the first nine months of fiscal 2002. LaserCard revenues for the nine months ended December 31, 2002 include 2.44 million U.S. government cards that are located in a secure, government-funded vault on the Company's premises, that have not yet been shipped to the customer but for which the Company received fixed shipment schedules during the three months ended September 30, 2002 and Decem-ber 31, 2002 for shipment of the cards out of the vault.

     The Company sold 55 LaserCard read/write drives in the third quarter of fiscal 2003 and 158 drives in the first nine months of fiscal 2003 compared with 52 drives in the third quarter of fiscal 2002 and 211 drives in the first nine months of fiscal 2002.

     On October 4, 2002, the Company received a $177,000 order for 24 of its new LaserCard Biometric Identity Verification Systems and related software and biometric analysis tools for use in a test program for biometric ID border crossing/tracking. The Space and Naval Warfare Systems Center in San Diego is conducting the tests. These LaserCard identity verification systems are designed to function with the more than 5 million Drexler-manufactured Laser Visa BCCs issued by the INS and U.S. Department of State since 1998. The biometric verification system can quickly confirm validity of the government-issued cards, read and display digitally stored photographs and other digital data from the cards, and biometrically verify the cardholders' live fingerprints with the fingerprint templates stored on the cards at time of card issuance. The systems were shipped during the third quarter of fiscal 2003; and in December 2002, the U.S. government began the extensive testing of these 24 LaserCard Biometric ID Verification Systems at six U.S. border entry points (including Los Angeles and Atlanta airports) in connection with the Enhanced border Security and Visa Entry Reform Act signed into law on May 14, 2002.

     Total sales during the first nine months ended December 31, 2002 included U.S. Department of State Laser Visa BCCs for southwestern border security; INS Green Cards; military cargo manifest cards and read/write drives for the U.S. Department of Defense Automated Manifest System; cards for the Canadian government's new Permanent Resident Card program; and optical card encoder read/write drives for the Italian government's planned electronic national ID card program. The Company sold approximately 6 million cards during the first nine months of fiscal 2003. The Company has forecast that it will recognize revenues on approximately 8 million cards of all types during the current fiscal year. Card sales during the remainder of fiscal 2003 ending March 31, 2003 are expected to include about 1 million cards on order for the U.S. government, which will be booked as revenue when the Company has delivered the cards into the vault, as the Company has received a fixed schedule for shipment of the cards out of the vault (as discussed previously), and about 200,000 cards that are on order for the Canadian Permanent Resident Card program. Therefore, to achieve the 8 million card sales goal, the Company estimates that it will need to receive additional orders in time to manufacture and ship approximately 800,000 cards during the fiscal 2003 fourth quarter. These bookings are forecast to come primarily from anticipated orders for programs in Italy and Macedonia. The Company will announce any such orders when they are received.

     LICENSE FEE REVENUES. Licensing revenue in the amount of $875,000 for the fiscal 2003 third quarter and first nine months represents the unamortized portion of a $1,000,000 nonrefundable distribution license fee received in 2000 from a licensee in Asia that had committed to purchase a minimum number of optical memory cards for a program in the licensee's country. The Company recorded this fee as deferred revenue and has been amortizing it as revenue in proportion to the actual card purchases by the licensee. During the quarter ended December 31, 2002, the Company determined that, due to the licensee's failure to meet the minimum contractual purchase commitment, the licensee's distribution rights had become unenforceable and that the licensee would no longer be acting as the card supplier for that program. For the first nine months of fiscal 2002, revenues from license fees were $1,076,000. This license revenue included $956,000 recognized on digital sound patent licenses and $119,000 earned on a license that allows a licensee in Italy to purchase parts kits from the Company and assemble read/write drives from the parts kits.

BACKLOG

     As of December 31, 2002, the backlog for LaserCard optical memory cards totaled approximately $6.3 million. Of this backlog, 67% is for U.S. government Green Cards or Laser Visa BCCs under the Company's U.S. government subcontract for supplying optical memory cards, and 33% is for the Canadian Permanent Resident Card program described below. As of December 31, 2001, the backlog for LaserCard optical memory cards totaled approximately $8.1 million, all under the Company's U.S. government subcontract. As of December 31, 2001, the U.S. government backlog consisted of approximately $3.8 million in firm card orders under card supply contracts and approximately $4.3 million in cards produced and delivered to the government-funded vault, while as of December 31, 2002, it consisted entirely of firm card orders.

     Announced in June 2000, the Company's current U.S. government subcontract for Green Cards and Laser Visa BCCs has an authorized maximum of $81 million for up to 24 million cards, at an average selling price of about $3.23 per card, over a period of up to five years. The subcontract was received by the Company through a LaserCard VAR that is a U.S. government prime contractor, under a competitively bid, government procurement contract. The subcontract states that the U.S. government anticipates placing orders in units of at least one million optical memory cards per order. The subcontract provides for an initial one-year contract period and four additional one-year contract options. Under the Company's current supply subcontract for up to 24 million optical memory cards, the number of optical memory cards sold (and recorded as revenue) from September 2000 through December 2002 totaled approximately 10 million cards. In addition, the Company has supplied 9.5 million optical memory cards to the U.S. government since 1997 under previous subcontracts.

     The Company's current U.S. government subcontract for Green Cards and Laser Visa BCCs requires delivery to a secure, government-funded vault built on Company premises. Deliveries are made into the vault on a fixed schedule specified by the prime contractor. At the time the cards are delivered to the vault, title to the cards transfers to the government, the prime contractor is invoiced, and payment is due according to normal trade payment terms. Through June 30, 2002, revenue was recognized when the cards were shipped from the vault because the Company had never received a fixed schedule, notification, or plan for shipments out of the vault. During the second quarter of fiscal 2003, for the first time, the Company received a fixed schedule for shipment of cards from the vault to the customer. Therefore, revenue was recognized as these cards were delivered into the vault.

     At December 31, 2002, the vault contained 2.4 million cards with a sales value of $7.8 million. The $7.8 million in sales value was recorded as revenue and the associated costs were recorded in cost of sales during the first nine months of fiscal 2003 since the Company received a fixed schedule for shipments out of the vault during this period. These 2.4 million cards are owned by the U.S. government and are not included in inventory on the Company's consolidated balance sheets. As of March 31, 2002, the vault contained 1.67 million cards with a sales value of $5.3 million. As the Company had not then received a fixed schedule for shipment of these cards out of the vault, their sales value had not been recorded as revenue. Instead, the net of the revenue value of $5.34 million and the $2.48 million cost was recorded as deferred gross profit in the amount of $2.86 million on the condensed consolidated balance sheets as of March 31, 2002. These 1.67 million cards were owned by the U.S. government and were not included in inventory on the Company's consolidated balance sheets as of March 31, 2002.

     Card backlog as of December 31, 2002 includes scheduled deliveries under the following card orders:

     On July 26, 2002, the Company received an order valued at $1.8 million for 400,000 optical memory cards to be supplied to the Canadian government under a subcontract under Canada's new Permanent Resident Card program. Orders to date under this subcontract now total 750,000 cards. Deliveries on the initial order received in February of this year commenced in June. The purchase orders specify that deliveries of the 750,000 cards occur over an eleven-month period. About 281,000 cards have been delivered as of December 31, 2002, leaving a backlog of approximately 469,000 cards. The subcontract provides for a minimum purchase of
2.3 million cards over the five-year term of the subcontract.

     On September 24, 2002, the Company received a $7.4 million order for 2.3 million U.S. government multi-biometric ID cards to be used as INS Green Cards denoting permanent resident status or as U.S. Department of State Laser Visa BCCs for southwestern border security. This was the seventh in a series of LaserCard orders received under the Company's U.S. government subcontract, discussed above. Including this order, a total of 11.3 million cards have been ordered thus far under the subcontract, and 10 million cards have been sold and recorded as revenue. The $7.4 million LaserCard order calls for deliveries beginning in October 2002 at a rate slightly above $1 million per month for seven months. Revenue will be recognized on this order when the cards are delivered to the vault, as the Company has received a fixed schedule for shipments for this order out of the vault.

GROSS PROFIT MARGIN

     Excluding license and royalty revenue, the gross margin on product sales was 43% for the third quarter of fiscal 2003 and 47% for the first nine months of fiscal 2003 compared with 47% for the third quarter of fiscal 2002 and 46% for the first nine months of fiscal 2002.

     Historically, optical memory card gross margins have approximated 50%. As discussed below, read/write drive gross margins are currently negative and will remain below 10% for the foreseeable future. The decrease in gross margin for the third quarter of fiscal 2003 compared with the third quarter of fiscal 2002 was mainly due to two factors: (1) there was a greater percentage of optical memory card sales compared with total product sales in the third quarter of fiscal 2002 than there was during the third quarter of fiscal 2003 and (2) there were certain start-up expenses relating to the initial production of cards for the Canadian program during the third quarter of fiscal 2003.

     OPTICAL MEMORY CARDS. The Company continues to depend on gross profit generated from optical memory card sales. Gross profit on optical memory card sales was approximately $2 million for the third quarter of fiscal 2003 and $10.2 million for the first nine months of fiscal 2003 compared with approximately $3.5 million for the third quarter of fiscal 2002 and $7.3 million for the first nine months of fiscal 2002. The decrease in gross profit for the third quarter of fiscal 2003 was mainly due to the decrease in the sales volume of cards. The increase in gross profit for the first nine months of fiscal 2003 was mainly due to the higher sales volume of cards. Optical memory card gross profit and margins can vary based on average selling price, sales and production volume, mix of card types, production efficiency and yields, and changes in fixed costs.

     READ/WRITE DRIVES. For the third quarter of fiscal 2003, gross profit on read/write drive sales was a negative gross profit of about $120,000 compared with a negative gross profit of $200,000 for the third quarter of fiscal 2002. For the first nine months of fiscal 2003, gross profit on read/write drive sales was a negative gross profit of $720,000 compared with a negative gross profit of about $500,000 for the first nine months of fiscal 2002. The negative gross profit is due to (1) the provision for inventory write-offs of $300,000 in the first nine months of fiscal 2003 and $200,000 in the first nine months of fiscal 2002 and (2) fixed overhead costs which were expensed during the relevant periods. Currently, in an effort to stimulate optical memory card sales, the Company's priority is to increase the number of read/write drives in the marketplace rather than maximizing per-unit gross profit on read/write drives.

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

INCOME AND EXPENSES

     SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES (SG&A). SG&A expenses were $1,566,000 for the third quarter of fiscal 2003 compared with $1,289,000 for the third quarter of fiscal 2002. The increase of $277,000 for the third quarter of fiscal 2003 compared with the third quarter of fiscal 2002 was due mainly to a $100,000 increase in marketing and selling expenditures, mainly for increased activities related to homeland security opportunities, a $73,000 increase in insurance expense due mainly to an increase in rates, and a $48,000 increase in legal and accounting fees. For the first nine months of fiscal 2003, SG&A expenses were $4,574,000 compared with $3,653,000 for the first nine months of fiscal 2002. The increase of $921,000 for the first nine months of fiscal 2003 compared with the first nine months of fiscal 2002 was due mainly to a $493,000 increase in marketing and selling expenditures, a $74,000 increase in insurance expenses, and a $182,000 increase in legal and accounting fees. The Company believes that SG&A expenses for fiscal 2003 will remain above fiscal 2002 levels, mainly due to increases in marketing expenses, increases in the cost of insurance, and other general increases.

     RESEARCH AND ENGINEERING EXPENSES (R&E). The Company is continuing its efforts to develop new optical memory card read/write drives and read-only drives and software products in order to provide new products that can stimulate optical memory card sales growth. The Company anticipates that these R&E efforts will result in lower cost drives, customer-optimized drive systems, and drive systems with advanced security features. R&E expenses were $653,000 for the third quarter of fiscal 2003 compared with $894,000 for the comparable prior-year period. For the first nine months of fiscal 2003, R&E expenses were $2,171,000 compared with $2,253,000 for the first nine months of fiscal 2002. The Company anticipates that R&E expenses for the remainder of fiscal 2003 will be approximately the same as last year.

     OTHER INCOME AND EXPENSE. Total net other income for the third quarter of fiscal 2003 was $96,000, consisting of interest income, compared with $88,000 for interest income in the third quarter of fiscal 2002. Total net other income for the first nine months of fiscal 2003 consisted of $310,000 of interest income compared with $299,000 of interest income for the first nine months of fiscal 2002. The nominal increases for both periods reflect higher amounts invested, partially offset by lower interest rates on invested funds.

     PRETAX PROFIT. Pretax profit for the third quarter of fiscal 2003 decreased by $539,000, compared with last year's third quarter, mainly due to the $511,000 decrease in gross profit. Pretax profit for the first nine months of fiscal 2003 increased by $1,741,000, or 75% over last year's first nine months, mainly due to the $2,569,000 increase in gross profit, partially offset by an $839,000 increase in operating expenses.

     INCOME TAXES. Results for the quarter ended December 31, 2002 included a provision for income tax expense of $265,000 compared with an income tax BENEFIT of $458,000 for the quarter ended December 31, 2001. Results for the nine months ended December 31, 2002 included a provision for income tax EXPENSE of $1,620,000 compared with an income tax BENEFIT of $1,901,000 for the nine months ended December 31, 2001. The income tax benefits recorded in the fiscal 2002 periods resulted from a release of the valuation allowance which the Company had previously established due to the uncertainty that its deferred tax assets would be realized. As of March 31, 2002, the Company had recognized all prior federal income tax benefits for income statement purposes, but still has substantial benefits to reduce actual tax payments, as described below. As such, the Company recorded income tax expense for the fiscal 2003 third quarter and first nine months based on its estimated annual effective tax rate.

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

     The Company has recorded $7 million of deferred tax assets which the Company anticipates will be available to offset future tax cash payments; the Company has an additional $6 million of deferred tax assets not recognized which, if and when realized, would also be available to offset future tax cash payments.

LIQUIDITY AND CAPITAL RESOURCES

     As of December 31, 2002, the Company had cash, cash equivalents, and short-term investments of $13,704,000, a current ratio of 6.1 to 1, and no long-term debt.

     Net cash provided by operating activities was $102,000 for the first nine months of fiscal 2003 compared with $2,415,000 provided by operating activities for the first nine months of fiscal 2002. The major categories comprising cash provided by operating activities are (in thousands):

                                                                             Nine Months Ended
                                                                                December 31,
                                                                            2001         2002
                                                                            ----         ----
Earnings before taxes, depreciation, and amortization . . . . . . . . .   $ 3,461      $ 5,406
Provisions for doubtful accounts receivable, product return
   reserve, and excess and obsolete inventory, net  . . . . . . . . . .       244          398
Decrease in deferred gross profit . . . . . . . . . . . . . . . . . . .      (862)      (2,860)
Tax payments  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (124)          --
Decrease in accounts receivable . . . . . . . . . . . . . . . . . . . .       147          181
Increase in inventory . . . . . . . . . . . . . . . . . . . . . . . . .      (660)      (1,519)
Increase (decrease) in accounts payable and accrued liabilities . . . .      (407)         453
Increase (decrease) in advance payments from customers
   and deferred revenue . . . . . . . . . . . . . . . . . . . . . . . .       457       (1,702)
Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       159         (255)
                                                                          -------      -------
                                                                          $ 2,415      $   102
                                                                          =======      =======

     The Company believes that the estimated level of revenues, including an expected increase in foreign business, over the next 12 months will be sufficient to generate cash from operations. Operating cash flow could be negatively impacted to a significant degree if the Company's largest U.S. government programs were to be delayed, canceled, or not extended and not be replaced by other card orders or other sources of income, or if increases in product revenues or licenses do not keep pace with increased marketing and R&E expenditures.

     The Company has not established a line of credit and has no current plans to do so. The Company may negotiate a line of credit if and when it becomes appropriate, although no assurance can be made that such financing would be available on favorable terms or at all, if needed.

     As a result of the $2,431,000 of net income recorded for the first nine months of fiscal 2003, the Company's accumulated deficit decreased to $5,668,000. Stockholders' equity increased to $36,695,000 due to the net income recorded and $1,927,000 in additions to equity in connection with sales of common stock through the Company's stock-option and employee stock-purchase plans.

     Net cash used for investing activities was $1,010,000 for the first nine months of fiscal 2003 compared with $2,650,000 provided by investing activities for the first nine months of fiscal 2002. These amounts include $696,000 provided from the net purchases and maturities of liquid investments for the first nine months of fiscal 2003 and $1,486,000 used for this purpose during the first nine months of fiscal 2002, purchases of property and equipment of $1,436,000 for the first nine months of fiscal 2003 and $1,083,000 for the first nine months of fiscal 2002, and increases in patents and other intangibles of $270,000 for the first nine months of fiscal 2003 and $81,000 for the first nine months of fiscal 2002.

     Cash, cash equivalents, short-term investments, and long-term investments were $18,156,000 at December 31, 2002 as compared with $18,078,000 at March 31, 2002. The Company considers all highly liquid investments, consisting primarily of commercial paper, taxable notes, and U.S. government agency notes, with original maturities of three months or less when purchased, to be cash equivalents. All investments with original maturities of more than three months but not more than one year, are classified as short-term investments. Management determines the appropriate classification of debt and equity securities at the time of purchase and reevaluates the classification of investments as of each balance sheet date. As of December 31, 2002, the Company had $4,737,000 classified as short-term investments, compared with $8,883,000 at March 31, 2002. All marketable securities were classified as held-to-maturity. Cash, cash equivalents, and short-term investments were $13,704,000 at December 31, 2002 and $17,076,000 at March 31, 2002. Long-term investments, which have maturities ranging from 1 to 2.5 years, were $4,452,000 at December 31, 2002 compared with $1,002,000 at March 31, 2002. The Company determines the length of its investments after considering its cash requirements and yields available for the type of investment considered by the Company.

     For optical memory card production and support, the Company added capital equipment and leasehold improvements of approximately $1,138,000 during the first nine months of fiscal 2003 compared with $695,000 during the first nine months of fiscal 2002. The Company's card production capacity is approximately 11 million cards per year, depending on card type, color-printing specifications, and numerical serialization requirements, which is double the actual card production of slightly more than 5 million cards for fiscal 2002 and more than one and one-half times the 6.5 million card estimated production for fiscal 2003. The Company plans to purchase additional production equipment as optical memory card orders expand or are anticipated. In addition to investment used for expansion, the Company expects to make additional capital expenditures for cost savings, quality improvements, and other purposes. The Company believes that during the next few years, capital expenditures will be a minimum of $3 million per year for card production equipment and automatic inspection equipment to support growth of optical memory card production.

     In connection with the manufacturing and design of read/write drives, related systems and support, the Company added capital equipment and leasehold improvements of approximately $315,000 during the first nine months of fiscal 2003 compared with $385,000 during the first nine months of fiscal 2002. The Company expects that during fiscal 2003, it will make capital investments of between $400,000 and $800,000 relating to read/write drives and systems.

     Net cash provided by financing activities was $1,682,000 for the first nine months of fiscal 2003 compared with $2,911,000 for the first nine months of fiscal 2002, consisting primarily of proceeds on sales of common stock through the Company's stock-option and employee stock-purchase plans.

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

     There were no debt financing activities for the first nine months of fiscal 2003 or 2002.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RATE RISKS

     INTEREST RATE RISK. There were no material changes during the third quarter of fiscal 2003 to the Company's exposure to market risk for changes in interest rates.

     FOREIGN CURRENCY EXCHANGE RATE RISK. There were no material changes during the third quarter of fiscal 2003 to the Company's foreign currency exchange rate risk.

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

     (b)  Reports on Form 8-K

          On November 15, 2002, the Company filed a Report on Form 8-K, which reported under Item 5, the issuance of a press release dated November 13, 2002, entitled "Drexler Technology Comments on Tampa News Story Concerning Raymond James Probe by SEC."

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:


                            DREXLER TECHNOLOGY CORPORATION (Registrant)

Date: January 31, 2003      /s/Jerome Drexler
                            ---------------------------------------------------------------
                            Jerome Drexler, Chairman of the Board of Directors
                            and Chief Executive Officer (Principal Executive Officer)

Date: January 31, 2003      /s/Steven G. Larson
                            ---------------------------------------------------------------
                            Steven G. Larson, Vice President of Finance and Treasurer
                            (Principal Financial Officer and Principal Accounting Officer)

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

Date: January 31, 2003


By:         /s/Jerome Drexler
   ---------------------------------------
    Jerome Drexler, Chairman of the Board
        (Principal Executive Officer)

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

Date: January 31, 2003


By:                  /s/Steven G. Larson
   --------------------------------------------------------
    Steven G. Larson, Vice President Finance and Treasurer
                 (Principal Financial Officer)