Form 10-K
period 2003-03-31
DREXLER TECHNOLOGY CORP
filed 2003-07-11
CIK 30140

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[Mark One]                          FORM 10-K

    [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                    For the Fiscal Year Ended March 31, 2003

                                       OR
    [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the Transition Period from       to
                                                 -----    -----

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
              (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:

             None                                              None
-------------------------------                  -------------------------------
    (Title of each class                              (Name of each exchange
       so registered)                                   on which registered)

           Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.01 Par Value
                          ----------------------------
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). [X] Yes [ ] No

Based on the last trade price of the Company's Common Stock on The Nasdaq Stock Market on June 6, 2003, the aggregate market value of the voting stock held by non-affiliates of the registrant is approximately $205,378,000.

 Number of outstanding shares of Common Stock, $.01 par value, at June 6, 2003:
                                   10,538,608

      THE ANNUAL MEETING OF STOCKHOLDERS OF DREXLER TECHNOLOGY CORPORATION
                       WILL BE HELD ON SEPTEMBER 19, 2003.

                    DOCUMENTS INCORPORATED BY REFERENCE: NONE

                                                        TABLE OF CONTENTS

                                                                                                                             PAGE

                                                              PART I
Item 1.    Business
               Forward-Looking Statements.................................................................................     3
               General Development of Business............................................................................     4
               Financial Information about Segments.......................................................................     5
               Narrative Description of Business..........................................................................     5
                  LaserCard(R)Optical Memory Cards........................................................................     5
                     Optical Data Storage.................................................................................     5
                     The Drexon(R)Laser Recording Medium..................................................................     5
                     LaserCard Digital Governance Applications............................................................     6
                     Reading and Writing the Cards........................................................................     6
                     Data Storage Capacity................................................................................     7
                     Prerecording.........................................................................................     7
                     Card Durability......................................................................................     7
                     Card Security........................................................................................     7
                     International Card Standards.........................................................................     9
                     Card Manufacturing and Raw Materials.................................................................    10
                     Product Evolution....................................................................................    10
                     Marketing............................................................................................    10
                     APIs and Application Software........................................................................    11
                     Read/Write Drives; Manufacturing and Parts/Components................................................    12
                     LaserCard Biometric ID Verification System...........................................................    12
                     Peripheral Equipment.................................................................................    12
                  Licensing...............................................................................................    13
                  Competition.............................................................................................    13
                  Other Matters...........................................................................................    15
                     Research and Engineering Expenses....................................................................    15
                     Patents and Trademarks...............................................................................    15
                     Employees............................................................................................    16
                     Dependence on Government Subcontracts through a Sole Contractor......................................    16
                     Backlog..............................................................................................    16
                     Financial Information about Geographic Areas.........................................................    17
                  Factors that May Affect Future Operating Results........................................................    17
Item 2.    Properties.....................................................................................................    20
Item 3.    Legal Proceedings..............................................................................................    21
Item 4.    Submission of Matters to a Vote of Security Holders............................................................    21

                                                             PART II

Item 5.    Market for the Registrant's Common Stock and Related Stockholder Matters.......................................    21
Item 6.    Selected Financial Data........................................................................................    22
Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations..........................    23
               Critical Accounting Policies...............................................................................    24
               Restatement of Results for Fiscal 1998-2001 and First Nine Months of Fiscal 2002...........................    25
               Results of Operations-Fiscal 2003 Compared with Fiscal 2002 and Fiscal 2001................................    26
               Liquidity and Capital Resources............................................................................    30
Item 7A.   Qualitative and Quantitative Disclosures about Market Risk.....................................................    31
Item 8.    Consolidated Financial Statements and Supplementary Data.......................................................    32
               Reports of Independent Accountants.........................................................................    32
               Consolidated Financial Statements..........................................................................    34
               Notes to Consolidated Financial Statements.................................................................    38
               Quarterly Financial Information (Unaudited)................................................................    47
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...........................    48

                                                             PART III

Item 10.   Directors and Executive Officers of the Registrant.............................................................    49
Item 11.   Executive Compensation.........................................................................................    50
Item 12.   Security Ownership of Certain Beneficial Owners and Management.................................................    52
Item 13.   Certain Relationships and Related Transactions.................................................................    55

                                                             PART IV

Item 14.   Controls and Procedures........................................................................................    55
Item 15.   Exhibits, Financial Statement Schedule, and Reports on Form 8-K................................................    56
Signatures ...............................................................................................................    60

                                     PART I
                                     ------

ITEM 1.  BUSINESS

     FORWARD-LOOKING STATEMENTS. All statements contained in this report that are not historical facts are forward-looking statements. The forward-looking statements in this report are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. They are not historical facts or guarantees of future performance or events. Rather, they are based on current expectations, estimates, beliefs, assumptions, and goals and objectives and are subject to uncertainties that are difficult to predict. As a result, the Company's actual results may differ materially from the statements made. Often such statements can be identified by their use of words such as "may," "will," "intends," "plans," "believes," "anticipates," "visualizes," "expects," and "estimates." Forward-looking statements made in this report include statements as to current and potential customers, applications, orders, or market segments for optical memory card products; statements as to anticipated orders and/or shipment quantities and schedules under the Company's U.S. government and Canadian government subcontracts; the Company's expectation that it will be awarded a contract for approximately 1,000 read/write drives under the U.S. Department of Homeland Security's Presolicitation Notice and the expectation that there will be demand for the Company's read/write drives under the Italian national ID card (CIE) program; the Company's belief that the U.S. government intends to field optical card-based biometric verification systems on the southern U.S. border and at certain U.S. airports; the objectives of the Company in its efforts to sell read/write drives; the need for, expected success of, and potential benefits from the Company's research and engineering efforts, including developing new or enhanced card capabilities, software products, production-model read-only drives, or drives with advanced security features or lower manufacturing costs; whether introduction of new drives will increase sales, and the effects of read/write drive prices and sales volume on gross profits or gross margins from read/write drive sales; the Company's estimates for the level of sales of drives that would be necessary to achieve a gross profit at current prices inclusive of fixed overhead costs; expectations regarding the market for read/write drives and read/write drive prices; the Company's belief that it has an adequate inventory of read/write drives and components; the Company's efforts to recruit new value-added resellers (VARs) or licensees; the adequacy of card raw material inventory on hand to meet future demand; the Company's belief that Kodak will continue to supply sufficient photographic film and that an alternate supplier could be established if needed; the Company's ability to expand production capacity; anticipated release orders and deliveries under the Company's U.S. government subcontract; expectations regarding revenues, margins, capital resources, capital expenditures and investments, and the Company's deferred tax asset and related valuation allowance; anticipated reductions of federal tax cash payments due to current Company tax benefits; statements as to expected card delivery volumes; estimates of optical card production capacity, expected card yields therefrom, and the Company's plans and expectations regarding the growth and associated capital costs of such capacity; estimate that revenues will be sufficient to generate cash from operations; the Company's expectation that it will retain any earnings for use and reinvestment in its business; expectations regarding market growth, product demand, and foreign business including emerging programs or prospective applications in China, India, Italy, Macedonia, and Saudi Arabia; and expectations as to continued, or expanded, or potential U.S. government or other governmental card programs.

     These forward-looking statements are based upon the Company's assumptions about and assessment of the future, which may or may not prove true, and involve a number of risks and uncertainties including, but not limited to, customer concentration and reliance on continued U.S. government business; the possibility that the U.S. government will not field optical card-based biometric verification systems on the southern U.S. border and at certain U.S. airports; lengthy sales cycles; changes in and reliance on government policy-making; the risks associated with doing business in and with foreign countries, the impact of litigation or governmental or regulatory proceedings; the ability of the Company or its customers to initiate and develop new programs utilizing the Company's card products; the Company's reliance on VARs, licensees, or other third parties to generate sales, perform customer system integration, develop application software, or integrate optical card systems with other technologies; risks and difficulties associated with development, manufacture, and deployment of optical cards, drives, and systems; potential manufacturing difficulties and complications associated with increasing manufacturing capacity of cards and drives and outsourcing manufacturing; ability to produce and sell read/write drives in volume; reliance on single-source and limited-source suppliers for certain components and raw materials; the unpredictability of customer demand for products and customer issuance and release of corresponding orders; government rights to withhold order releases, reduce the quantities released, and extend shipment dates; whether the Company receives a fixed schedule, notification, or plan for shipments out of the government-funded vault located on the Company's premises, enabling the Company to recognize revenues on cards delivered to the vault instead of when cards later are shipped from the vault; the U.S. government's rights to modify or withdraw its reader/writer equipment Presolicitation Notice or to award any resulting contract, reduce the quantities released, and extend delivery dates; the impact of technological advances, general economic trends, and competitive products; and the risks set forth in the section entitled "Factors That May Affect Future Operating Results" and elsewhere in this report. Due to these and other risks, the Company's future actual results could differ materially from those discussed above. These forward-looking statements speak only as to the date of this report, and, except as required by law, the Company undertakes no obligation to publicly release updates or revisions to these statements whether as a result of new information, future events, or otherwise.

     TRADEMARKS. LaserCard(R) and Drexon(R) are the Company's registered trademarks. Smart/Optical(TM) card, LaserCard(R) ConciergeCard(TM), and LaserBadge(TM) are the Company's trademarks. The Company may also refer to trademarks of other corporations and organizations in this document.

GENERAL DEVELOPMENT OF BUSINESS

     Headquartered in Mountain View, California, Drexler Technology Corporation develops, manufactures, and markets optical data storage products and systems featuring LaserCard(R) optical memory cards and chip-ready Smart/Optical(TM) cards. Drexler-made LaserCard(R) optical memory cards are used for digital governance applications such as immigration, border crossing visas, cargo manifests, motor vehicle registration, multi-biometric identification (ID) cards, and other digital read/write card applications. LaserCard Systems Corporation (LSC), a wholly owned subsidiary of Drexler Technology, makes optical card read/write drives, develops optical card software, and markets optical cards, read/write drives, and related systems.

     Drexler Technology was incorporated under the laws of the State of California on July 23, 1968, and was reincorporated as a Delaware corporation on June 24, 1987. The Company's mailing address and executive offices are located at 1077 Independence Avenue, Mountain View, California 94043, and the telephone number is (650) 969-7277. Throughout this report, the "Company,""we," and "us" refer to Drexler Technology Corporation and subsidiaries, unless otherwise indicated.

     The Company's annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports can be obtained free of charge after such material is electronically filed with or furnished to the Securities and Exchange Commission (SEC). These documents are available as soon as reasonably practicable on the Company's website, "www.drexlertechnology.com" via a hypertext link to the SEC's website. They also may be obtained directly from the SEC's website, "www.sec.gov/edgar/searchedgar/companysearch.html" under CIK code 30140. In addition, these documents are posted on the Company's website "www.drexlertechnology.com" within two business days after being filed with or furnished to the SEC.

     The LaserCard optical memory card is an updatable, laser recordable, computer readable, credit-card sized, data storage card--invented, patented, developed, and manufactured by the Company. It contains a reflective stripe of laser-recording material called Drexon(R), a Company invention. Along with its ability to record, update, and store up to 4 megabytes of digital data (2.86 megabytes of user data), this unique card offers multiple data-security features, can be carried in a wallet, and is highly resistant to counterfeiting and data tampering. This makes the LaserCard ideal for portable, recordable, secure, cumulative data storage.

     The Company's LaserCard product line currently consists of optical memory cards, optical card read/write drives, optical card systems, chip-ready hybrid Smart/Optical(TM) cards, and related software and peripherals. Target markets are domestic and foreign government programs, identification cards, and medical, transportation, pay-per-use, and electronic commerce applications, among others. The Company's products are sold mainly through value-added reseller (VAR) companies and card-distribution licensees that develop commercial applications for LaserCard products. Company revenues also include fees from the occasional sale of patent licenses.

     Originally a supplier of photomasks to the semiconductor industry, the Company transitioned its business into optical memory cards over a number of years of research, product development, production engineering, marketing, and licensing. After several years of moderate-sized orders, the breakthrough order for LaserCard optical memory cards came in February 1997 in the form of a $7.1 million order for Permanent Resident Cards (Green Cards) under a subcontract where the United States Immigration and Naturalization Service (INS) was the ultimate customer. This initial order was followed by a series of additional multi-million-dollar order releases under subcontracts for INS Green Cards and U.S. Department of State "Laser Visa" Border Crossing Cards (BCCs). In June 2000, the Company was awarded a U.S. government subcontract for a minimum of 1 million cards and a maximum of 24 million Green Cards and Laser Visa BCCs over a period of up to five years. Under this five-year subcontract, having an authorized maximum of $81 million, successive order releases have been received by the Company, under which 11 million cards have been sold as of March 31, 2003.

     Through March 31, 2003, the Company has manufactured and sold over 20 million of its LaserCard optical memory cards for U.S. government programs. In early 2003, the INS became part of the newly formed U.S. Department of Homeland Security (DHS), which is now the ultimate customer under the Company's subcontract for Green Cards and Laser Visa Border Crossing Cards.

     The U.S. Department of Defense has employed the LaserCard since 1993 in its Automated Manifest System, now used for both Army and Marine military cargo shipments. In mid-2002, the Canadian government began issuing the Company's optical memory cards as the new Canadian "Maple Leaf" Permanent Resident Card.

     Applications for the LaserCard include the following:

     o   United States Permanent Resident Card (Green Card)
     o   United States Department of State Laser Visa Border Crossing Card (BCC)
     o   United States Department of Defense Automated Manifest System Card
     o   Government of Canada "Maple Leaf" Permanent Resident Card
     o Anticipated Italian national ID card for citizens and permanent resident card for non-citizens
     o Trial programs involving medical record cards, permits, and vehicle registration cards

     For the fiscal year ended March 31, 2003, the Company sold approximately
7.3 million LaserCard optical memory cards. The Company's card manufacturing facilities, located in Mountain View, California, permit expansion of card production capacity in steps, using both roll- and sheet-manufacturing processes. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," regarding current card production capacity.

     For a discussion of the risk factors related to the Company's business operations, see the "Forward-Looking Statements" narrative at the beginning of this report, the "Factors That May Affect Future Operating Results" at the end of this section, and the "Management's Discussion and Analysis of Financial Condition" contained in Item 7.

FINANCIAL INFORMATION ABOUT SEGMENTS

     The Company operates in only one industry segment. See "Segment Reporting" in footnote 2 in Item 8, "Consolidated Financial Statements and Supplementary Data," for additional industry segment information.

NARRATIVE DESCRIPTION OF BUSINESS

LASERCARD(R)OPTICAL MEMORY CARDS

Optical Data Storage

     Optical data storage systems use a beam of laser light to write and read information. This information is stored digitally in a binary code of "1" or "0" bits that are represented by either the presence or absence of a physical "spot" on the recording surface. The difference in reflectivity between the background surface and the individual spot is measured by a light-sensing device and converted into an electrical signal. These signals are then translated by a microprocessor into text, graphics, sound, and pictures (which can include facial images and other biometric identifiers). Using optical data storage, a large amount of data can be stored on a relatively small surface area since the digital data spots are microscopic in size.

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

     Thus, although the Drexon material is not physically erasable like magnetic storage media, Drexon can be corrected and updated at any time and has the important audit trail feature that magnetic media do not have. Data can be read at any time (read many times), allowing access to newly recorded data and to the audit trail. The permanent audit trail inhibits data tampering and is of fundamental importance for high security identification card applications.

     To form LaserCard optical memory cards, the Drexon laser recording material is encapsulated within layers of polycarbonate plastic (laminated using electron-beam equipment) and then die cut into card shape. The resulting LaserCard conforms to international card standards for size, thickness, and flexibility. The average wholesale price to VARs per card is under $5 when the cards are ordered in hundreds of thousands, and even lower in cost when larger quantities of basic cards are ordered.

LaserCard(R) Digital Governance Applications

     To date, the most widespread use of LaserCard technology has been in programs involving digital governance, defined as facilitating or expediting the process of governing by documenting the grant of certain rights to citizens and/or non-citizen permanent residents. The counterfeit- and tamper-resistant cards are consumable products because they typically are replaced when the rights conveyed by the cards expire. The following are examples of digital governance cards:

     o The current U.S. Green Card, or Permanent Resident Card, made by the Company and issued by the Department of Homeland Security, evidences that a foreign worker is approved to reside and be employed in the United States.

     o The current Laser Visa Border Crossing Card, made by the Company and issued by the United States Department of State, permits Mexican citizens to visit and shop in the United States (within 25 miles of the U.S. border) for up to 72 hours.

     o The current Canadian "Maple Leaf" Permanent Resident Card made by the Company, as been issued by the Government of Canada since mid-2002 to confirm Canadian permanent resident status and as a safe proof of status document for permanent residents re-entering Canada by commercial carrier after international travel
          (http://www.cic.gc.ca/english/pr-card/prc-about.html).

     o In a planned national ID card application in Italy, the LaserCard would identify the holder as a citizen and confer upon the holder the rights and privileges to which a citizen is entitled. Another potential LaserCard digital governance card program is an Italian permanent resident card for non-citizens.

     o Two of India's 26 states have issued requests for proposals related to smart optical cards for motor vehicle registration for the purpose of inhibiting motor vehicle theft and preventing operators of trucks and buses from making counterfeit licenses.

     o The U.S. Department of Defense uses the LaserCard as a paperless cargo manifest in its Automated Manifest System for governing and facilitating the shipment of military cargo to Army and Marine deployments.

Reading and Writing the Cards

     The optical card read/write drive contains a low-power, semiconductor diode laser for writing (10.0 milliwatts) and reading (0.5 milliwatts) of data. The laser is about the size of a thumbtack. The read/write drive is connected to a personal computer as an external small computer system interface (SCSI) device or via SCSI to a universal serial bus (USB) interface cable. Information is recorded when the read/write drive focuses the laser beam through the upper clear layer of the card, forming microscopically small spots in linear tracks on the Drexon material. The recorded spots represent digital data, the language of computers. Since the read/write drive is connected to a PC, data can be entered onto the LaserCard via computer keyboard, from the computer's memory, from the Internet, and from intranet computer networks.

Data Storage Capacity

     A byte is a unit of computer storage--the amount of memory needed to store a single number or letter. A kilobyte is 1,024 bytes. A megabyte is 1,024 kilobytes (or 1,024 x 1,024 bytes = 1,048,576 bytes). The data storage capacity of the standard LaserCard is 4,100 kilobytes, or 4.1 megabytes, explained as follows. The LaserCard's data storage capacity is determined by the spot size, track pitch, and width of the Drexon optical stripe used in the card. The standard spot size is 2.5 microns and the standard track pitch is 12 microns. A micron is 1/1,000 of a millimeter, or about 1/75 the width of a human hair. (The smallest size spot the human eye can see is about 20 microns.) Two card products conforming to international standards are manufactured by the Company: a 16-millimeter stripe LaserCard (1.5 megabyte capacity) and a 35-millimeter stripe LaserCard (4.1 megabyte capacity). The LaserCard is the size of a conventional credit card.

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

     The resulting data storage capacities are 2.86 megabytes of "user" capacity for the standard 4.1 megabyte LaserCard and 1.1 megabytes of "user" capacity for the 1.5 megabyte LaserCard. The 16-millimeter stripe LaserCard with 1.1 megabytes of user capacity can be employed in conjunction with a microcontroller/microprocessor chip to create a hybrid smart card, which the Company calls a Smart/Optical(TM) card.

     The amount of data that can be stored on the LaserCard varies depending upon the type of digital file, file compression algorithm, formatting parameters, and data encoding sector size. Typically, a 2.86 megabyte LaserCard can store more than 1,200 digital text pages or 200 scanned text pages. If the LaserCard is used in a transaction-based application, more than 35,000 transactions could be recorded. The 2.86 megabyte LaserCard has approximately one hundred times the storage capacity of a 32 kilobyte integrated circuit (IC) smart card and over 10,000 times the capacity of a magnetic-stripe card.

Prerecording

     Another feature of the LaserCard is its recordability both during and after the card manufacturing process. Since photographic film is the base material from which Drexon is made, photolithography is used during the manufacturing process to prerecord optical digital data, graphics, and formatting such as tracks and other indicia, while the film is still photosensitive. Later, after the film is chemically processed to become Drexon media and is made into cards, data can be laser recorded or updated at any time--even over a period of years.

Card Durability

     Unlike most other types of digital storage media, the LaserCard can be manufactured to withstand temperatures of 100(Degree)C (212(Degree)F) for extended periods. Additionally, its ability to withstand flexure exceeds that of conventional credit cards and far surpasses chip cards. Because the Drexon material is a nonvolatile data storage medium, it is not vulnerable to data loss or damage when exposed to X rays, static electricity, application of voltage, or other electromagnetic interference.

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

Card Security

     The level of data security used with the LaserCard would depend upon the type of application. Very high security features are required for government-issued ID cards, visas, immigrant work permits, licenses or permits, and for the protection of confidential information such as medical records and other personal data. The LaserCard's relatively high storage capacity accommodates the use of multiple, nonerasable, security safeguards in addition to holding all of the user data and an audit trail. These security measures include eye readable and computer readable security features to enhance data security, confidentiality, and resistance to counterfeiting and data tampering.

     The LaserCard is a multiple-security-feature, digital identity card solution that offers customers the capability of utilizing all or any combination of the following security features on the same card:

     o It can be upgraded time and again to deter data tampering and high-tech counterfeiters.

     o It can store PC-readable (digitized) text and multiple biometrics--face photographs, signatures, fingerprints, hand scans, iris or retina scans, and other biometrics (simultaneously).

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

     o It can store precise, high-resolution microimages during the card manufacturing process--for example, images of all U.S. presidents and all state flags, which the Company does for Department of State and Department of Homeland Security cards.

     o It can store digital certificates, digital signatures, and public and private cryptographic keys based upon public key infrastructure for use with the Internet, intranets, or extranets for verifying identity.

     o    It can contain an optically variable device for card authentication.

     BIOMETRICS, DIGITIZED PHOTOS, PINS, AND DEDICATED SYSTEMS. Various computer-readable security safeguards that can be used with the LaserCard optical memory card include multiple biometric identifiers on the same card--such as digitized iris or retina scans, signatures, fingerprints, and hand geometries; digitized color photographs; biographic data; and one or more personal identification numbers (PINs). Combinations of these and other security features can be recorded onto the card when it is initialized by the card issuer, for later authentication of the card when it is in actual use. Also, the Company can factory-prerecord dedicated interface codes onto the cards' embedded optical memory stripe so that cards without these codes will not function in dedicated equipment, or vice versa.

     With its multi-biometric data capability, the LaserCard's 2.8 megabyte (2,800 kilobyte) storage capacity exceeds the requirements needed for the following multi-biometric ID standards:

     o U.S. National Institute of Standards and Technology's (NIST) February 11, 2003 requirements for two fingerprints (10 kilobytes each) and a 10-kilobyte facial image (total of 30 kilobytes) of data storage.

     o The International Biometrics group recommends the capture of iris, face, and fingerprint biometrics from visa applicants.

     o The International Commercial Aviation Organization (ICAO) recommends 10 fingerprints, face, and iris biometrics, requiring about 250 kilobytes of data storage.

     United States Green Cards and Laser Visa BCCs and Canadian "Maple Leaf" Permanent Resident Cards contain biometrics in the form of machine-readable fingerprints and/or digitized face photographs stored on the LaserCard's optical stripe for biometric comparison with the card holders. Target applications such as the proposed national ID card and permanent resident card for Italy and other secure ID card applications are also expected to carry biometric identifiers on the cards.

     DATA SEGMENTATION, SECURITY SOFTWARE, AND ENCRYPTION. If desired, data storage on the LaserCard can be segmented by type of information stored (for example, patient records separated from insurance information or pharmacy records) so that access to each type of data can be controlled separately. Further, for applications that warrant cryptography, all data can be recorded onto the LaserCard using data encryption algorithms. The Company's hybrid, chip-ready Smart/ Optical(TM) card--with a microprocessor and over 1 megabyte of updatable optical memory--could be used to store digital signatures, digital certificates, and cryptographic keys such as public key infrastructure for Internet e-commerce, as well as multi-application programs and software upgrades.

     AUDIT TRAIL. Because the LaserCard contains an updatable, nonvolatile WORM memory (write-once, read-many times) that is recorded permanently, the card can hold a complete audit trail of data, changes, updates, and deletions. This can be achieved using software--to allow access to previously recorded files and, if desired, to record all attempts to access data from the LaserCard.

     MATCHING, EYE READABLE IMAGES. The LaserCard uniquely offers this key security feature for maximum counterfeit-resistance. Cardholder-specific information (typically, the cardholder's face photograph, name, signature, number, or other identifying information) is laser-engraved onto the card's reflective stripe (through the card's protective transparent polycarbonate layer). These laser-engraved visual images provide an ultra-secure, matching reference to the identical cardholder-specific image thermally printed elsewhere on the card. These permanent, eye readable images are recorded when the card is issued, using a specially programmed, standard optical card read/write drive. The United States Department of Homeland Security and Department of State both currently use this visual image technology with the Company's cards. For checking of cards at the United States/Mexico border, the eye-readable, laser-engraved images facilitate the immigration inspectors' job of visually verifying cards if automated verification systems are not available.

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

International Card Standards

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

Card Manufacturing and Raw Materials

     LaserCard optical memory cards are manufactured by the Company in Mountain View, California. The Company sold approximately 7.3 million cards in fiscal 2003, 5.6 million cards in fiscal 2002, and 5.9 million cards in fiscal 2001. The optical memory card manufacturing facilities permit incremental expansion of production capacity. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" regarding card production capacity.

     To maintain adequate raw material supplies for the manufacture of optical memory cards, the Company attempts to establish ongoing relationships with principal suppliers and obtains information about alternate suppliers. The Company maintains raw materials inventory levels that take into account current expected demand, order-to-delivery lead times, supplier production cycles, and minimum order quantities. To enable the Company to plan raw material inventory levels, quotes to potential customers generally provide for certain advance payments upon placing purchase orders with the Company. If the Company is unable to buy raw materials in sufficient quantities and on a timely basis, it would not be able to deliver products to customers on time.

     The raw materials used in the manufacture of optical memory cards are available from one or more qualified suppliers. Such materials include plastic films used in optical memory card production, which are available from one supplier in the U.S. and from multiple foreign suppliers. Processing chemicals, inks, and bonding adhesives are obtained from various U.S. and foreign suppliers. Certain photographic films are commercially available solely from Eastman Kodak Company, of the United States. While the Company believes that Kodak will continue to supply such photographic films on a satisfactory basis and in sufficient quantities, no assurances can be made. If Kodak were to discontinue manufacturing this film, the Company would order the maximum amount of final-run stock from Kodak for use while the Company endeavored to establish an alternate supplier, although the purchase price could increase from a new supplier. Considering that the United States government is a major end-user of the Company's optical memory cards, the Company anticipates that an alternate supplier could be established and qualified. The Company has pre-purchased a long-term supply of the film used to produce mastering loops for prerecording cards. With regard to the film from which the Drexon optical stripe is made, the Company has on hand what it believes is an adequate supply to meet anticipated demand.

Product Evolution

     The Company continues to add features to its optical memory card products, making them much more than simple, digital data storage devices. The Company has enhanced its optical memory card manufacturing capabilities to meet evolving international standards and, for some applications, to add security printing, sequential serial numbers, bar coded data, laser-engraved eye-readable images, signature panels, magnetic stripes, and an optically variable device (a security diffraction pattern) onto the cards, if specified. In addition, "chip ready" optical memory cards can be purchased from the Company, for insertion of IC chips to create hybrid Smart/Optical(TM) cards. The Company intends to continue its research and development efforts to evolve its products and services to meet changing market needs or to create new markets for optical cards.

Marketing

     CHANNEL MARKETING, CUSTOMER BASE, AND TECHNICAL SUPPORT. LaserCard Systems Corporation (LSC), a wholly owned subsidiary of Drexler Technology Corporation, markets the Company's products, primarily through value-added resellers (VARs) and licensees of the Company in the United States and other countries. To its VARs and licensees, the Company makes available for sale optical memory cards, optical card read/write drives and software, and third-party peripherals. VARs/licensees may add value in the form of services, application-specific software, personal computers, or other peripherals, and then resell these products as integrated systems. Sales to the United States government and foreign governments are made indirectly through VARs and licensees. For example, products are sold indirectly to ultimate use customers such as the U.S. Department of State, U.S. Department of Defense, U.S. Department of Homeland Security, and the government of Canada, through a VAR that is a government subcontractor.

     For fiscal 2003, the Company sold LaserCard products to approximately 30 direct customers in six states and 10 foreign countries. Sales of cards destined for U.S. government programs represented 82% of total revenues for fiscal year

2003 compared with 78% of total revenues for fiscal 2002 and 62% of total revenues for fiscal 2001. Revenues by geographic region are shown in Note 4 of the "Notes to Consolidated Financial Statements." Sales of cards and read/write drives for the Canadian Permanent Resident Card program represented 10.5% of total revenues for fiscal 2003 and 3% of revenues in fiscal 2002 when shipments began. Substantially all foreign product sales have been made through VARs and licensees. The Company believes that international markets will be an important source of product sales and license revenue in the future.

     LaserCard marketing operations are conducted through the Company's offices in California, New York, and France, and through the LaserCard Systems web site at www.lasercard.com, which supports worldwide marketing activities. The Company's marketing staff, general management, and technical personnel work closely with customers and provide pre-sales technical support to assist VARs and licensees.

     MARKETING OBJECTIVES. In addition to expected continuation of its current business involving U.S. Green Cards, U.S. Laser Visa BCCs, U.S. military Automated Manifest System cards, and Canadian Maple Leaf Permanent Resident Cards, the Company's marketing objectives include card applications in the United States and abroad, such as:

     o    U.S. VISIT system (previously called the U.S. Entry-Exit system)
     o    U.S. Transportation Workers Identification Credential (TWIC)
     o    Registered /Trusted Traveler card (after TWIC)
     o    Canadian Citizens' ID card
     o    Italian national ID card for citizens
     o    Italian permanent resident card for non-citizens
     o    Identification cards for Macedonia and Saudi Arabia
     o    Motor vehicle registration card for several states in India
     o Expansion of private/voluntary program in Beijing for a children's healthcare card
     o Multi-application cards, other ID card applications, and pay-per-use cards

APIs and Application Software

     The Company believes that its proprietary optical memory card Application Programming Interface (API) and software development capabilities play a key role in developing LaserCard applications and markets. However, API and application software sales have not been a significant portion of revenues thus far. To date, the Company's software development has been completed concurrent with the establishment of technological feasibility and, accordingly, all software development costs have been charged to research and engineering expense in the accompanying statements of income.

     APIS. As part of its read/write drive and system sales, LSC includes a comprehensive set of APIs in order for its customers to develop optical card applications. An API is a set of routines, protocols, and tools used by programmers for building software applications. LaserCard-related APIs control or facilitate the basic operations and read/write functions of optical memory card drives so that they can interface directly with personal computers. LSC develops LaserCard-related APIs such as device drivers, file system DLLs (dynamic link libraries), and custom software tools to enhance read/write drive integration.

     CUSTOM APPLICATIONS. LSC also offers contract services for purchase by customers that require custom programming in the development and integration of their LaserCard applications. LSC also makes available for purchase by customers, software for demonstrating data storage, medical, and security concepts involving the LaserCard, software-development tools for related peripherals, and a card issuance application software package.

     APPLICATION SOFTWARE. End-user application software is an important factor in developing commercial markets for optical memory cards because it directs computers to do specific tasks related to the customer's end-user application for the LaserCard. Typically, the Company's VARs and/or their customers develop software for specific end-user applications. In this role, VARs may integrate optical card products into existing software products, write new application software for specific optical memory card programs, or license software from other VARs. Several VARs have written optical card software programs for applications. LSC markets a BadgeMaker card personalization and issuing application used for card issuance and data management, and a Biometric ID Verification System application (discussed below).

Read/Write Drives; Manufacturing and Parts/Components

     Optical memory cards are used in conjunction with a card read/write device (drive) that connects to a personal computer. The price, performance, and availability of read/write drives are factors in the commercialization of optical cards. During fiscal 2000, the Company established in-house capabilities in read/write drive assembly and design. Previously, the Company purchased assembled drives from a licensee in Japan, Nippon Conlux Co., Ltd. ("Conlux"), which was the sole supplier of the drives. The Company completed the acquisition for cash of Conlux's read/write drive manufacturing operation (manufacturing tooling, equipment, etc.) and transferred the operation to Mountain View, California, to produce drives locally. The Company sold approximately 175 read/write drives for fiscal 2003 compared with 450 read/write drives for fiscal 2002 and 1,280 read/write drives for fiscal 2001. The Company has recently introduced a newer version of a read/write drive, but there is no assurance that drive sales will increase as a result.

     To maintain adequacy of parts and components for the manufacture of read/write drives, the Company attempts to establish ongoing relationships with principal suppliers and obtains information about alternate suppliers. If the Company is unable to buy parts and components in sufficient quantities and on a timely basis, it would not be able to deliver products to customers on time. The Company purchases read/write drive parts for its anticipated read/write drive demand, taking into consideration the order-to-delivery lead times of vendors and the economic purchase order quantity for such parts. For read/write drives, the optical recording head for the current drive is a Company-specific part obtained from one supplier; Audio-Technica Corp., of Japan. No optical heads are on order at this time because the Company believes that it has adequate inventory of read/write drives and components. Before reordering, it is anticipated that the existing optical head will be redesigned; therefore, the Company is exploring new designs and alternate suppliers.

     Prior to fiscal 2002, the Company had been selling read/write drives for less than three thousand dollars per unit in quantities of six or more, and these units generally include interface software/device drivers. In fiscal 2002, the Company reduced the selling price for these read/write drives by 20% for typical purchase quantities in an effort to develop a broader market and customer base for LaserCard optical memory cards. Current and target applications for the Company's LaserCard typically require a small number of drives relative to the number of cards purchased.

LaserCard Biometric ID Verification System

     LSC has developed a LaserCard Biometric ID Verification System that can quickly confirm validity of optical memory card biometric ID cards, read and display digitally stored photographs and other digital data from the cards, and biometrically verify the cardholders' live-scanned fingerprints with the fingerprint templates stored on the cards at time of card issuance.

     The LaserCard Biometric ID Verification System has undergone successful preliminary testing prior to the U.S. government's consideration of widespread implementation of the system on the country's southern border. On April 22, 2003, the U.S. Department of Homeland Security issued a Presolicitation Notice for the purchase of approximately 1,000 optical stripe read/write drives. The Presolicitation Notice appears to indicate that the government intends to field optical card-based biometric verification systems on the southern U.S. border and at 12 international airports in the United States.

     The Company believes that this proposed deployment would be an element of the proposed U.S. VISIT system (previously called the U.S. Entry-Exit system) in connection with the "U.S. Enhanced Border Security and Visa entry Reform Act" when and if granted a contract award. The Company's card also is one of the technologies under consideration for the U.S. Transportation Workers Identification Credential (TWIC) program.

     LSC is marketing the LaserCard Biometric ID Verification System as a "concept" package, meaning that software which performs the same functions (but not usable with U.S. government cards) is available in customized form to other customers for government, industrial and commercial applications.

Peripheral Equipment

     Through March 31, 2003, the sale of third-party peripheral equipment and systems has not contributed materially to the Company's revenues. However, to facilitate application development by its customers, LSC purchases and sells peripherals including the following:

     o Fingerprint sensor units to capture fingerprints for storage onto the LaserCard as a template and as a high-resolution image.

     o Digital video cameras for capturing and storing computer readable photos in color.

LICENSING

     The Company has generated a total of approximately $40 million in license fee revenues since 1983 through nonexclusive patent license agreements related to optical memory card manufacture, equipment for using the cards, optical data storage, card distribution, and other aspects of the Company's technologies.

     Included in the approximately $40 million of past license revenues, the Company sold two $10 million, nonexclusive, royalty bearing, patent licenses for optical memory card manufacture--one in fiscal 1989 to Canon Inc., and one in fiscal 1991 to Optical Memory Card Business Corporation (OMCBC), a joint venture formed by four Japanese companies (three of the Company's read/write drive equipment licensees and Dai Nippon Printing Co., Ltd.). On July 1, 2002, this license was fully assumed by Dai Nippon Printing.

     From time to time, the Company offers nonexclusive, royalty bearing licenses for optical card read/write drive manufacture, for assembly of read/write drives from kits, for optical card finishing using Company-supplied materials, and for card manufacturing. In the past, the Company also offered card distribution licenses to create distributors, in selected regions of the world, that can buy cards wholesale from the Company at prices lower than those charged to VARs.

     License revenues for fiscal 2001, 2002, and 2003 are detailed in the "Management's Discussion and Analysis" section of this report, under the heading "License Fees and Other Revenues."

     The Company conducts its licensing efforts on a selective basis. The timing, number, type, and magnitude of future license sales, if any, cannot be predicted or inferred from past events. There is no assurance that any of the Company's patent licensing efforts will be successful.

COMPETITION

     The Company is unaware of other optical memory cards that currently compete with optical memory cards made by the Company. However, there are other card technologies that compete with optical memory cards. These alternatives may include integrated circuit (IC) cards, 2-dimensional bar code cards and symbology cards, magnetic-stripe cards, CD-read only cards and recordable cards, PC cards, RF (radio frequency) cards, and small, digital devices such as data-storage keys, tokens, finger rings, and small cards and tags. The financial and marketing resources of some of the competing companies are greater than the Company's resources. The Company believes that the LaserCard's storage capacity, read/write capability, price-performance ratio, rugged card construction and flexibility, optional technology add-ons, ability to store audit trails, and resistance to counterfeiting and tampering make the LaserCard optical memory card a viable choice for a variety of digital card applications. As to other optical memory cards, the Company has licensed its card patents to two Japanese companies, Canon Inc. and Dai Nippon Printing, which the Company believes are not manufacturing or selling such cards at this time. A decade ago other companies had disclosed that they were developing optical memory cards, but now appear to be inactive in that field. Therefore, the Company's primary competition is other card products.

     Competitive factors among the various card technologies include system/card portability, interoperability, price-performance ratio of cards and associated equipment, durability, environmental tolerance, and card security. The Company believes its cards offer key technological and security advantages. The current price of optical card read/write drives is a competitive disadvantage to the Company in some markets because alternative technologies typically have lower priced drives. However, when the cost of drives and a large number of cards is factored together, the Company's optical memory card technology can offer competitive pricing compared with its closest competitor, high capacity IC cards.

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

     IC CARDS. The LaserCard competes in some applications, such as the identification card market, with cards that contain an integrated circuit (IC) microprocessor and memory. Invented five years before the LaserCard, these are known as "smart cards," "IC cards," or "chip cards." The IC card is more vulnerable to tampering and can be more easily damaged in everyday use, whereas the Company's card construction and the use of polycarbonate plastic make the LaserCard more rugged. Also, a 32-kilobyte IC card can store less than 2% of the amount of data storable on a LaserCard optical memory card. For multi-function applications, the Company currently offers "chip ready" optical cards to which an IC can be added to create a hybrid smart card, called a Smart/Optical(TM) card.

     IC card prices and performance vary widely. The IC card uses a much lower cost read/write drive than is used with an optical card, whereas a typical smart card containing a 32-kilobyte IC and a microprocessor is roughly double the cost of the Company's 2,800 kilobyte optical memory card. Because of their low-priced read/write drive, IC cards containing a 32-kilobyte IC and a microprocessor are particularly competitive in systems using relatively few cards per read/write drive. Low-storage capacity IC cards are currently used mainly as telephone cards, point-of-sale cards, and bank debit/cash card systems. These applications are not markets for the Company's cards. Companies that manufacture IC cards of various types and storage capacities include Gemplus, SchlumbergerSema, Sharp, Orga Card Systems, Oberthur Card Systems, and others.

     OTHER CARD PRODUCTS. Read/write magnetic-stripe cards and read-only memory cards such as 2-dimensional bar code cards and symbology cards are lower priced and compete with the Company's read/write optical memory cards for certain markets, such as identification cards. However, the Company's cards have significantly higher storage capacity and offer unique security features to deter counterfeiting and data tampering. Commercial magnetic-stripe cards are relatively easy to duplicate and, because they are erasable and rerecordable, are highly susceptible to unauthorized erasure and alteration. Two-dimensional bar codes on cards and other symbology cards store relatively small amounts of data compared to the LaserCard and are not recordable/updatable after they are issued. Moreover, alternative technologies--such as magnetic stripes, IC chips, radio (RF) circuitry, and bar codes/symbology--can be incorporated into the Company's optical memory cards, thereby adding additional performance features to the LaserCard. In 2000, a small company announced it was developing a 5 megabyte magnetic card. However, the Company believes that magnetic-based cards (which are easily erasable) may not have the security and audit trail features required for government ID cards or medical record cards. Experimental card technologies probably are under development at other companies.

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

     OTHER OPTICAL MEMORY CARDS AND EQUIPMENT. Under royalty-bearing licenses from the Company, two Japanese companies have the right to manufacture and sell optical memory cards in competition with the LaserCard, although apparently neither company is currently selling such products. Licensee Optical Memory Card Business Corporation (OMCBC)/Dai Nippon Printing Co., Ltd., did not report any such sales for calendar year 2002, and Canon Inc. has not reported any such sales for several years. Both Canon and Japan-based Olympus Optical Co. (an equipment licensee of the Company) have in the past produced their own optical card drives, although they are not believed to be doing so currently.

     The Company's LaserCard utilizes the ISO/DELA card format developed by the Company in conjunction with a group of its licensees. Canon's optical memory card used the ISO/SIOC format developed by Canon. Dai Nippon Printing is believed to be capable of manufacturing both types of cards. Although both card formats meet the ISO Standard, the Company's ISO/DELA format and the Canon ISO/SIOC format are not functionally compatible. Olympus Optical has manufactured and sold ISO/SIOC read/write drives and nonstandard format drives and is capable of producing an optical card read-only drive. If the production of ISO/SIOC cards and/or equipment were to resume by Dai Nippon Printing, Canon, or Olympus, the Company believes that it currently offers competitive advantages in areas such as system integration, APIs/software, customer support services, and as the only company that manufactures both optical memory cards and read/write drives.

     A decade ago, a number of firms disclosed the development of alternative optical cards, including Asahi Chemical, Polaroid, Sony, and Toppan Printing. However, the Company is not aware of any current optical memory card-related commercial activities by those firms. During the past several years, prerecorded read-only optical cards functioning with CD players have been used as high-data capacity, 1.2-millimeter thick, "business cards" containing computer-readable data such as promotional materials. On June 12, 2000, Philips, Sony, and Taiyo Yuden announced a customer-recordable version of these thick, rigid data cards based upon the widely used CD-recordable format; however, they do not meet the ISO Standards for either credit cards or identification cards. Also in 2000, it became known that a small company is developing a high-data capacity, ultraviolet-laser recordable, read-only, optical memory disk and optical memory card that would be read with a second laser operating in the visible or near-infrared wavelength. That company's news releases imply a primary focus on disks.

OTHER MATTERS

Research and Engineering Expenses

     Research and engineering expenses were $2,818,000 for fiscal 2003, $3,045,000 for fiscal 2002, and $2,370,000 for fiscal 2001. The Company is continuing its efforts to develop new optical memory card features, including the insertion of contactless chips with radio frequency (RF) capability, optical memory card read/write drives, read-only drives (readers), and software products in an effort to provide new products that can stimulate optical memory card sales growth. For example, the Company has developed a prototype of a LaserCard handheld reader. The Company anticipates that these ongoing research and engineering efforts will result in new or enhanced card capabilities, production-model read-only drives, or drives with advanced security features and lower manufacturing costs; however, there is no assurance that such product development efforts will be successful. These factors are important for the Company's existing and future optical memory card markets. Also see Item 7, "Management's Discussion and Analysis."

Patents and Trademarks

     OPTICAL DATA STORAGE. As of March 31, 2003, the Company owned approximately 35 U.S. patents relating to optical data storage (including optical storage media, optical cards, formats, equipment, systems, software, the utilization of optical storage media, and e-commerce technology), and other U.S. and foreign patent applications have been filed. Approximately 45 counterpart patents of certain U.S. patents are issued in various foreign countries. However, the Company owns certain U.S. patents as to which foreign counterparts have either not been filed or the examination process has been terminated without issuance of the foreign patents. From time to time, the Company elects to allow some of its U.S. or foreign patents to expire when maintenance fees become due, if the patents are deemed no longer relevant. In addition, the Company protects as trade secrets some refinements to the Drexon medium and cards and know-how related to card production. Since the Company's technology is now in the commercial stage, the Company's know-how and experience in volume card production, system development and software capabilities, brand-name recognition within its card markets, and dominant-supplier status for optical-memory cards are of far greater importance than the Company's patents. Therefore, at this time, the Company believes that its patent portfolio is helpful but is no longer essential for maintaining the LaserCard's market position.

     The Company's U.S. patents have expiration dates ranging from 2003 to 2020, with the majority expiring during the first half of this period. Counterpart patents in foreign countries also expire during this period, usually about two to three years after the U.S. patent expires. Under the OMCBC/Dai Nippon Printing license agreement with the Company for manufacture of optical memory cards, the obligation to pay royalties to the Company for use of the licensed patents ceases on December 31, 2003. Canon's royalty obligations in connection with its licenses to manufacture optical memory cards and reading and writing equipment expire on December 31, 2008. However, Canon and OMCBC/Dai Nippon Printing apparently are no longer actively selling these products. Other royalty-bearing licenses sold by the Company, related to equipment for reading and writing optical memory cards, provide for royalty payments to cease on the last expiration date of the licensed patents. Royalty payments to the Company from its licensees have not been significant to date. The Company cannot predict whether the expiration or invalidation of its patents would result in the introduction of competitive products which would affect its future revenues adversely.

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

     LaserCard(R)and Drexon(R)are federally registered trademarks of Drexler Technology Corporation. The Company believes that its LaserCard brand name and trade name are important assets in marketing optical memory card products.

Employees

     As of March 31, 2003, the Company and its subsidiaries employed 122 persons (including four executive officers). This workforce consisted of 110 persons in administration, marketing/sales, manufacturing, and research and engineering, plus 12 temporary personnel mainly for quality assurance inspection of cards. None of the Company's employees is represented by a labor union.

Dependence on Government Subcontracts through a Sole Contractor

     For fiscal 2003, one customer represented 94% of the Company's revenues. This Virginia-based customer is Information Spectrum, Inc., now a unit of Anteon International Corporation (NYSE:ANT). Information Spectrum is the government contractor for the following programs: (1) the U.S. Department of Homeland Security (previously U.S. Immigration and Naturalization Service) Permanent Resident Green Card, (2) the U.S. Department of State (DOS) Laser Visa Border Crossing Card, (3) the U.S. Department of Defense/Defense Logistics Agency (including the U.S. Army and Marines) Automated Manifest Card, and (4) the Government of Canada Permanent Resident Card. However, since these ultimate customers are national governments, the Company is not dependent upon the specific contractor for continued revenues from these programs. Although not anticipated, if Information Spectrum were to discontinue its participation as contractor, the Company believes that other qualified contractors could be utilized by those governments for purchasing the Company's products.

     Under the U.S. government's Federal Acquisition Regulations, the government reserves certain rights, such as the right to withhold releases, to reduce the quantities released, extend delivery dates, reduce the rate at which cards are issued, and cancel all or part of its orders. The Company's U.S. government card deliveries depend upon the issuance of corresponding order releases by the government, and the Company believes that these orders will continue in accordance with the government subcontracts. Losses would occur if either of the Company's largest U.S. government programs were to be delayed, canceled, or not extended and not be replaced by other card orders or other sources of income, or if increases in product revenues or licenses do not keep pace with increased marketing, research and engineering, and capital equipment expenditures.

Backlog

     As of March 31, 2003, the backlog for LaserCard optical memory cards totaled approximately $1.9 million in firm card orders under card supply contracts, of which amount 54% is for U.S. government Green Cards or Laser Visas under a U.S. government subcontract for the purchase of optical memory cards. Since the Company had a fixed delivery schedule for card shipments out of a secure, U.S. government-funded vault on Company premises, the Company recognized revenues on the cards located in the vault, and therefore such cards were not included in backlog at March 31, 2003. As of March 31, 2002, the backlog for LaserCard optical memory cards totaled approximately $16.4 million, consisting of approximately $11.1 million in firm card orders under card supply contracts, and approximately $5.3 million in cards produced, delivered to, and located in the government-funded vault. Of the $11.1 million amount, 85% was for U.S. government Green Cards or Laser Visa BCCs under the Company's U.S. government subcontract. Of the $5.3 million amount, all were Green Cards or Laser Visa BCCs produced under this subcontract. The fluctuation in backlog for fiscal 2003 compared with fiscal 2002 is due to the receipt of fixed delivery schedules in fiscal 2003, in addition to the fact that government release orders arrive at irregular intervals. Purchase order releases under the Company's five-year U.S. government subcontract are issued at irregular intervals and for varying card quantities. At March 31, 2002, the Company had six months remaining on a January 22, 2002 release of 3.25 million cards. At March 31, 2003, the Company had one month remaining on a September 24, 2002 release of 2.3 million cards.

     On May 8, 2003, the Company announced a $1.8 million order for Canadian "Maple Leaf" Permanent Resident Cards. This order called for deliveries beginning in May 2003.

Financial Information About Geographic Areas

     Financial information about geographic areas is described in Note 4 to Item 8, "Consolidated Financial Statements and Supplementary Data."

FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

     DEPENDENCE ON VARS AND ON A LIMITED NUMBER OF CUSTOMERS - WE DEPEND ON ONE VAR AND TWO ULTIMATE CUSTOMERS FOR THE BULK OF OUR REVENUE. THE LOSS OF OUR ULTIMATE CUSTOMERS OR SIGNIFICANT REDUCTIONS IN THEIR ORDERS WOULD CAUSE REVENUES TO DECLINE, AND HAVING TO REPLACE OUR VAR COULD INTERRUPT OUR GOVERNMENT BUSINESS. We are heavily dependent on U.S. government subcontract release orders for DHS Green Cards and DOS Laser Visa BCCs, representing 82% of our revenues for fiscal year 2003 compared with 78% of total revenues for fiscal 2002 and 62% of total revenues for fiscal 2001. Sales of cards and read/write drives for the Canadian Permanent Resident Card program represented 10.5% of total revenues for fiscal 2003 and 3% of revenues in fiscal 2002 when shipments began. One VAR, Information Spectrum, Inc., based in Virginia, is the government contractor for the United States Green Cards, BCCs, and Automated Manifest Card, and the Canadian Permanent Resident Card. However, since the ultimate customers are national governments, we are not dependent upon the specific contractor for continued revenues from these programs. Although not anticipated, if Information Spectrum were to discontinue its participation as contractor, other qualified contractors could be utilized by those governments for purchasing our products, although the process of doing so could cause program delays.

     LARGEST CUSTOMER IS U.S. GOVERNMENT - OUR LARGEST ULTIMATE CUSTOMER, THE U.S. GOVERNMENT, HAS THE RIGHT TO DELAY ITS ORDERS OR COULD CHANGE ITS TECHNOLOGY DECISIONS, WHICH WOULD RESULT IN ORDER DELAYS OR IN LOSSES. Under the U.S. government's Federal Acquisition Regulations, the government reserves certain rights, such as the right to withhold releases, to reduce the quantities released, extend delivery dates, reduce the rate at which cards are issued, and cancel all or part of its orders. Our U.S. government card deliveries depend upon the issuance of corresponding order releases by the government to its prime contractor and, in turn, to us, and we believe that these orders will continue in accordance with our government subcontract. Losses would occur if either of our largest U.S. government programs were to be delayed, canceled, or not extended and not be replaced by other card orders or other sources of income, or if the government were to change its technology decisions, or if increases in product revenues or licenses do not keep pace with increased marketing, research and engineering, and capital equipment expenditures. For example, the latest release of cards under our U.S. government subcontract (2.3 million cards on September 24, 2002) called for deliveries through April 2003. We have not received a follow-on order as of June 23, 2003. Therefore, there is a gap in production of at least two months. This gap will significantly affect operating results for the quarter ending June 30, 2003.

     FUTURE GROWTH DEPENDENT ON NEW FOREIGN PROGRAMS AND U.S. GOVERNMENT PROGRAMS - OUR REVENUES WILL NOT CONTINUE TO GROW IF WE DO NOT WIN NEW BUSINESS IN THE U.S. AND ABROAD. Revenues during fiscal 2003 included sales of 6.6 million U.S. government Green Cards and Laser Visa BCCs. We anticipate that fiscal 2004 revenues will include sales ranging from 2 million to 3 million cards for these government programs. In order to maintain card revenues at the fiscal 2003 level, fiscal 2004 revenues will need to include additional orders from new and existing programs. Optical memory card digital governance programs that are emerging programs or prospective applications in various countries include identification cards for Italy, Saudi Arabia, and Macedonia; motor vehicle registration cards in India; and several new U.S. government ID card programs due to the increasing need for enhanced U.S. border security. In the United States, the U.S. VISIT program and TWIC program are considering the use of optical memory cards for secure identification. From Italy, we anticipate receiving orders for two programs--the CIE card (Carta d'Identica Elettronica) and the PSE card (Permesso di Soggiorno Elettronico). We have been informed by our Italian VAR that the Italian government plans to issue 1.7 million CIE cards and 600,000 PSE cards this year through December 2003. However, we have not as yet received any corresponding card orders. There is no assurance that the foregoing government programs will be continued or implemented as anticipated or that the U.S. government will select our cards for its new homeland security programs.

     LENGTHY SALES CYCLES - SINCE THE SALES CYCLE FOR OUR PRODUCTS IS TYPICALLY LONG AND UNPREDICTABLE, WE HAVE DIFFICULTY PREDICTING FUTURE REVENUE GROWTH. Initial product sales to value-added resellers for their use or use by their ultimate customers are generally in small quantities, for evaluation purposes and trial programs. Obtaining substantial, follow-on orders from these customers usually involves a lengthy sales cycle, requiring marketing and technical time and expense with no guarantee that substantial orders will result. This long sales cycle results in uncertainties in predicting operating results, particularly on a quarterly basis. In addition, since our major marketing programs involve the U.S.

government and various foreign governments and quasi-governmental organizations, additional uncertainties and extended sales cycles can result. Factors which increase the length of the sales cycle include government regulations, bidding procedures, budget cycles, and other government procurement procedures, as well as changes in governmental policy-making.

     TIMING OF REVENUES DEPENDENT ON SHIPMENT SCHEDULE FROM GOVERNMENT. WE DON'T RECOGNIZE REVENUE UNTIL CARDS ARE SHIPPED OUT OF A VAULT OR WE RECEIVE A FIXED SHIPMENT SCHEDULE FROM THE GOVERNMENT; THEREFORE, THE TIMING OF OUR REVENUES IS NOT UNDER OUR CONTROL AND CANNOT BE PREDICTED. We recognize revenue from product sales when the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the fee is fixed or determinable; and (4) collectibility is reasonably assured. Our U.S. government subcontract requires delivery of cards to a secure, government-funded vault built on our premises. Deliveries are made into the vault on a fixed schedule specified by the prime contractor. At the time the cards are delivered to the vault, title to the cards transfers to the government, the prime contractor is invoiced, and payment is due according to normal trade payment terms. However, revenue is recognized when the cards are shipped from the vault to the government unless we receive a fixed schedule, notification, or plan for shipments out of the vault to the government, in which case revenue is recognized upon the latter of receipt of such fixed shipment schedule or delivery of the cards into the vault. Our revenues may fluctuate from period to period if we do not continue to obtain fixed shipment schedules under this contract.

     EXPANSION OF CARD MANUFACTURING CAPACITY - WE COULD EXPERIENCE EQUIPMENT, RAW MATERIAL, QUALITY CONTROL, OR OTHER PRODUCTION PROBLEMS UNDER VERY HIGH-VOLUME PRODUCTION . There can be no assurance that we will be able to meet our projected card manufacturing capacity if and when customer orders reach higher levels. We have made and intend to continue to make significant capital expenditures to expand our card manufacturing capacity. However, since customer demand is difficult to predict, we may be unable to ramp up our production quickly enough to timely fill new customer orders. This could cause us to lose new business and possibly existing business. In addition, if we overestimate customer demand, we could incur significant costs from creating excess capacity. The addition of fixed overhead costs results in lower profit margins unless compensated for by increased product sales. When purchasing raw materials for our anticipated optical card demand, we take into consideration the order-to-delivery lead times of vendors and the economic purchase order quantity for such raw materials. If we over-estimate customer demand, excess raw material inventory can result.

     OPTICAL CARD RAW MATERIALS--SOURCES OF SUPPLY - IF WE ARE UNABLE TO BUY RAW MATERIALS IN SUFFICIENT QUANTITIES AND ON A TIMELY BASIS, WE WILL NOT BE ABLE TO DELIVER PRODUCTS TO CUSTOMERS ON TIME. AS A RESULT, WE COULD LOSE CUSTOMERS, AND REVENUES COULD DECLINE. We depend on sole source and limited source suppliers for optical card raw materials. Such materials include plastic films used in optical memory card production, which are available from one supplier in the U.S. and from multiple foreign suppliers. Processing chemicals, inks, and bonding adhesives are obtained from various U.S. and foreign suppliers. Certain photographic films are commercially available solely from Eastman Kodak Company, of the United States. While we believe that Kodak will continue to supply such photographic films on a satisfactory basis and in sufficient quantities, no assurances can be made. If Kodak were to discontinue manufacturing the film from which the Drexon optical stripe is made, we would order the maximum amount of final-run stock from Kodak for use while we endeavored to establish an alternate supplier for such film, although the purchase price could increase from a new supplier. Considering that the United States government is a major end-user of our optical memory cards, we anticipate that an alternate supplier could be established and qualified. The Company has pre-purchased a long-term supply of the film used to produce mastering loops for prerecording cards. With regard to the film from which the Drexon optical stripe is made, the Company has on hand what it believes is an adequate supply to meet anticipated demand.

     PRODUCTION OF READ/WRITE DRIVES; PARTS/COMPONENTS; INVENTORY LEVELS - AN INTERRUPTION IN THE SUPPLY OF READ/WRITE DRIVE PARTS OR DIFFICULTIES ENCOUNTERED IN READ/WRITE DRIVE ASSEMBLY COULD CAUSE A DELAY IN DELIVERIES OF DRIVES AND OPTICAL MEMORY CARDS AND A POSSIBLE LOSS OF SALES, WHICH WOULD ADVERSELY AFFECT OUR OPERATING RESULTS. Several major components of our read/write drives are designed specifically for our read/write drive. For example, the optical recording head for the current drive is a part obtained from one supplier; and at current production volumes, it is not economical to have more than one supplier for this custom component. The ability to produce read/write drives in high-volume production, if required, will be dependent upon maintaining or developing sources of supply of components that meet our requirements for high volume, quality, and cost. In addition, we could encounter quality control or other production problems at high-volume production of read/write drives. We are also investing in research and engineering in an effort to develop new drive products, as discussed under Item 7, "Management's Discussion and Analysis."

     DEVELOPMENT OF READ/WRITE AND READ-ONLY DRIVES - IF WE ARE UNABLE TO DEVELOP UPGRADED READ/WRITE DRIVES THAT COST LESS TO MANUFACTURE AND ALSO A READ-ONLY DRIVE, WE COULD LOSE POTENTIAL NEW BUSINESS. Prior to fiscal 2002, we had been selling read/write drives for less than three thousand dollars per unit in quantities of six or more, and these units generally include our interface software/device drivers. In fiscal 2002, we reduced the selling price by 20% for these read/write drives for typical purchase quantities in an effort to develop a broader market and customer base for LaserCard optical memory cards. We believe the price of our drives is competitive in applications requiring a large number of cards per each drive, because the relatively low cost for our cards offsets the high cost per drive when compared with our major competition, IC card systems. In addition, we have recently introduced a newer version of a read/write drive and have undertaken a product development program for a read-only drive, both of which we believe would increase our prospects for winning future business. However, there can be no assurance that our development program will be successful, that production of any new design will occur in the near term, or that significantly lower manufacturing costs or increased sales will result.

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

     PATENT PROTECTION - IF WE FAIL TO PROTECT OUR INTELLECTUAL PROPERTY RIGHTS, COMPETITORS MAY BE ABLE TO USE OUR TECHNOLOGIES, WHICH COULD WEAKEN OUR COMPETITIVE POSITION, REDUCE REVENUES, OR INCREASE COSTS. We use a combination of patent, trademark, and trade secret laws, confidentiality procedures, and licensing arrangements to establish and protect our proprietary rights. Our existing and future patents may not be sufficiently broad to protect our proprietary technologies. Despite our efforts to protect proprietary rights, we cannot be certain that the steps we have taken will prevent the misappropriation or unauthorized use of our technologies, particularly in foreign countries where the laws may not protect proprietary rights as fully as U.S. law. Any patents we may obtain may not be adequate to protect our proprietary rights. Our competitors may independently develop similar technology, duplicate our products, or design around any of our issued patents or other intellectual property rights. Litigation may be necessary to enforce our intellectual property rights or to determine the validity or scope of the proprietary rights of others. This litigation could result in substantial costs and diversion of resources and may not ultimately be successful. We cannot predict whether the expiration or invalidation of our patents would result in the introduction of competitive products that would affect our future revenues adversely. However, since our technology is now in the commercial stage, our know-how and experience in volume card production, system development and software capabilities, brand-name recognition within its card markets, and dominant-supplier status for optical-memory cards are of far greater importance than our patents. At this time, we believe that our existing patent portfolio is helpful but is no longer essential for maintaining the LaserCard's market position.

     COMPETITION - THE MARKETS FOR OUR PRODUCTS ARE COMPETITIVE, AND IF WE ARE UNABLE TO COMPETE SUCCESSFULLY, REVENUES COULD DECLINE OR FAIL TO GROW. Our optical memory cards may compete with optical memory cards that can be manufactured and sold by two of our licensees (although neither is currently doing so) and with other types of portable data storage cards and technologies used for the storage and transfer of digital information. These may include integrated circuit/chip cards; 2-dimensional bar code cards and symbology cards; magnetic-stripe cards; thick, rigid CD-read only cards or recordable cards; PC cards; and small, digital devices such as data-storage keys, tokens, finger rings, and small cards and tags. The financial and marketing resources of some of the competing companies are greater than our resources. Competitive product factors include system/card portability, interoperability, price-performance ratio of cards and associated equipment, durability, environmental tolerance, and card security. Although we believe our cards offer key technological and security advantages for certain applications, the current price of optical card read/write drives is a competitive disadvantage in some of our targeted markets. However, we believe the price of our drives is competitive in applications requiring a large number of cards per each drive, because the relatively low cost for our cards offsets the high cost per drive when compared with our major competition, IC card systems. In countries where the telecommunications infrastructure is extensive and low cost, centralized databases and wide-area networks may limit the penetration of optical memory cards. These trends toward Internet, intranet, and remote wireless networks will in some cases preclude potential applications for our cards. Also see the Competition section appearing earlier in this report.

     HISTORICAL LOSSES - WE HAVE INCURRED NET LOSSES IN THE PAST, MAY INCUR LOSSES IN THE FUTURE, AND MAY NOT BE ABLE TO GENERATE SUFFICIENT NET REVENUE IN THE FUTURE TO ACHIEVE AND SUSTAIN PROFITABILITY. As of March 31, 2003, we had an accumulated deficit of $5,817,000. Although we have operated profitably for the past five years (fiscal 1999 through fiscal 2003), we have incurred significant losses in the past, including in fiscal 1997 and 1998. We are relying upon our optical memory card technology to generate future product revenues, earnings, and cash flow. If alternative technologies emerge or if we are otherwise unable to compete, we may not be able to achieve and sustain profitability on a quarterly or annual basis. Annual losses would also occur if either of our two largest U.S. government programs were to be delayed, canceled, or not extended and not replaced by other card orders or other sources of income, or if increases in product revenues or licenses do not keep pace with increased marketing, research and engineering, and capital expenditures. Quarterly losses would occur when there are gaps or delays in card orders from either of our two largest U.S. government programs or if such programs were to be delayed, canceled, or not extended and not be replaced by other card orders or other sources of income, or if increases in product revenues or license revenues do not keep pace with increased marketing and research and engineering, and capital equipment expenditures.

     STOCK PRICE VOLATILITY - THE PRICE OF OUR COMMON STOCK IS SUBJECT TO SIGNIFICANT VOLATILITY. This volatility may be due to fluctuations in revenues, earnings, liquidity, press coverage, financial market interest, low trading volume, and stock market conditions, as well as changes in technology and customer demand and preferences. As a result, our stock price might be low at the time a stockholder wants to sell the stock. Also, since we have a relatively low number of shares outstanding (approximately 10 million shares) there will be more volatility in our stock if one or two major holders (for example, large institutional holders) attempt to sell a large number of shares in the open market. There also is a large short position in our stock, which can create volatility when borrowed shares are sold short and later if shares are purchased to cover the short position.

     NATURAL DISASTERS AND OTHER RISKS TO OUR FACILITIES - OUR FACILITIES ARE LOCATED IN AN EARTHQUAKE ZONE AND THESE OPERATIONS COULD BE INTERRUPTED IN THE EVENT OF AN EARTHQUAKE, FIRE, OR OTHER DISASTER. Our corporate headquarters, card manufacturing and drive assembly operations, administrative, and product development activities are located near major earthquake fault lines. In the event of a major earthquake, we could experience business interruptions, destruction of facilities and/or loss of life, all of which could materially adversely affect us. Likewise, fires, floods, or other events could similarly disrupt our operations and interrupt our business.

     UNFORESEEN EVENTS - ACTS OF TERRORISM OR WAR MAY ADVERSELY AFFECT OUR BUSINESS. Acts of terrorism, acts of war, and other events may cause damage or disruption to our properties, business, employees, suppliers, distributors, resellers, and customers, which could have an adverse effect on our business, financial condition, and operating results. Such events may also result in an economic slowdown in the United States or elsewhere, which could adversely affect our business, financial condition, and operating results.

ITEM 2.  PROPERTIES

     As of March 31, 2003, approximately 45,000 square feet of floor space are leased by the Company for card manufacturing, read/write drive production, administration, sales, and research and engineering, in three buildings located in Mountain View, California. These facilities have a current total annualized rental of approximately $1,170,000 on leases that expire on various dates from 2004 to 2006. The Company also leases a small marketing office in France. Management believes these leased buildings to be satisfactory for its present operations. Upon expiration of the leases, management believes that these or other suitable buildings will be able to be leased on a reasonable basis.

ITEM 3.  LEGAL PROCEEDINGS

     Other than as described below, there are no material pending legal proceedings to which the Company is a party or of which its property is a subject.

     The Company learned on July 10, 2003, that its subsidiary, LaserCard Systems Corporation, had been named as one of several defendants in a lawsuit brought by George Rawe. Mr. Rawe alleged in the lawsuit that he was injured in laser eye surgery performed using a Visx, Incorporated laser that incorporated a LaserCard as a component. Mr. Rawe is suing the physicians involved for malpractice and Visx, Incorporated., the Company, and various unnamed defendants for product liability, alleging their products were defective. The lawsuit was filed in California Superior Court for San Joaquin County, case number CV020962 and seeks an amount of damages which are not quantified. The Company learned on July 10, 2003, that its subsidiary, LaserCard Systems Corporation, had been named as one of several defendants in a lawsuit brought by George Rawe. Mr. Rawe alleged in the lawsuit that he was injured in laser eye surgery performed using a Visx, Incorporated laser that incorporated a LaserCard as a component. Mr. Rawe is suing the physicians involved for malpractice and Visx, Incorporated., the Company, and various unnamed defendants for product liability, alleging their products were defective. The lawsuit was filed in California Superior Court for San Joaquin County, case number CV020962 and seeks an amount of damages which are not quantified. The Company is just beginning to evaluate the complaint and the Company's defenses, including the availability of insurance coverage and any rights or obligations of indemnification involving Visx, Incorporated.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the fourth quarter of fiscal 2003.








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

                       Quarterly Stock Prices (Unaudited)
                       ----------------------------------

                                               Fiscal Year 2002                    Fiscal Year 2003
                                               ----------------                    ----------------
                                         High Trade       Low Trade          High Trade        Low Trade
                                         ----------       ---------          ----------        ---------
         First Quarter................   $  14.94         $ 10.40             $  30.30         $ 16.61
         Second Quarter...............      17.00            8.80                22.00           12.03
         Third Quarter................      24.50           14.25                21.50           12.01
         Fourth Quarter...............      25.90           18.10                15.95           11.61

     As of March 31, 2003, there were approximately 970 holders of record of the Company's common stock. The total number of stockholders is believed by the Company to be several thousand higher since many holders' shares are listed under their brokerage firms' names.

     The Company has never paid cash dividends on its common stock. The Company anticipates that for the foreseeable future, it will retain any earnings for use and reinvestment in its business.

ITEM 6.  SELECTED FINANCIAL DATA

     The following selected consolidated financial information as of and for each of the five years in the period ended March 31 is derived from the consolidated financial statements of the Company. This financial data should be read in conjunction with the consolidated financial statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing in Item 7 of this report.


                                                   DREXLER TECHNOLOGY CORPORATION
                                             FIVE-YEAR SUMMARY OF FINANCIAL INFORMATION
                                              Fiscal Years Ended March 31, 1999 - 2003
                                              (In thousands, except per share amounts)
                                                             (Unaudited)

OPERATIONS DATA                                             1999(1)         2000(1)         2001(1)         2002            2003
                                                            ----            ----            ----            ----            ----
   Revenues.............................................  $  12,577      $   15,443      $   24,906      $   20,889      $   26,331
   Cost of product sales................................      6,087           8,668          12,199          10,652          13,906
   Selling, general, and administrative expenses........      3,698           3,996           4,134           5,165           6,202
   Research and engineering expenses....................        456           1,299           2,370           3,045           2,818
   Other income (expense), net..........................        (44)              6              --              --              --
   Interest income, net.................................        312             382             612             386             397
                                                          ---------      ----------      ----------      ----------      ----------
   Income before income taxes...........................      2,604           1,868           6,815           2,413           3,802
   Income tax provision (benefit).......................        128          (2,919)         (1,097)         (2,786)          1,520
                                                          ---------      ----------      ----------      ----------      ----------
   Net income...........................................  $   2,476      $    4,787      $    7,912      $    5,199      $    2,282
                                                          =========      ==========      ==========      ==========      ==========
   Net income per share:
       Basic............................................  $     .25      $      .49      $      .80      $      .52      $      .22
                                                          =========      ==========      ==========      ==========      ==========
       Diluted..........................................  $     .25      $      .48      $      .76      $      .50      $      .21
                                                          =========      ==========      ==========      ==========      ==========
   Weighted average number of common and common
       equivalent shares:
       Basic............................................      9,748           9,812           9,897           9,961          10,356
       Diluted..........................................     10,007           9,935          10,446          10,468          10,842

BALANCE SHEET DATA
   Current assets.......................................  $  11,485      $   14,489      $   18,333      $   28,118      $   21,192
   Current liabilities..................................      5,973           8,305           7,324           7,501           3,620
   Total assets.........................................     16,566          24,362          30,137          40,713          40,463
   Long-term obligations................................         --              --              --              --              --
   Stockholders' equity.................................     10,593          16,057          22,813          32,337          36,843

(1) As more fully described in the Company's Report on Form 8-K dated May 15, 2002, the financial statements for fiscal 1999, 2000, and 2001 were restated due to changes in the timing of revenue recognition of LaserCard optical memory cards that have been delivered into a secure, government-funded vault built for the government on Company premises to comply with security regulations under the subcontract.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

     All statements contained in this report that are not historical facts are forward-looking statements. The forward-looking statements in this report are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. They are not historical facts or guarantees of future performance or events. Rather, they are based on current expectations, estimates, beliefs, assumptions, and goals and objectives and are subject to uncertainties that are difficult to predict. As a result, the Company's actual results may differ materially from the statements made. Often such statements can be identified by their use of words such as "may," "will," "intends," "plans," "believes," "anticipates," "visualizes," "expects," and "estimates." Forward-looking statements made in this report include statements as to current and potential customers, applications, orders, or market segments for optical memory card products; statements as to anticipated orders and/or shipment quantities and schedules under the Company's U.S. government and Canadian government subcontracts; the Company's expectation that it will be awarded a contract for approximately 1,000 read/write drives under the U.S. Department of Homeland Security's Presolicitation Notice and the expectation that there will be demand for the Company's read/write drives under the Italian national ID card
(CIE) program; the Company's belief that the U.S. government intends to field optical card-based biometric verification systems on the southern U.S. border and at certain U.S. airports; the objectives of the Company in its efforts to sell read/write drives; the need for, expected success of, and potential benefits from the Company's research and engineering efforts, including developing new or enhanced card capabilities, software products, production-model read-only drives, or drives with advanced security features or lower manufacturing costs; whether introduction of new drives will increase sales, and the effects of read/write drive prices and sales volume on gross profits or gross margins from read/write drive sales; the Company's estimates for the level of sales of drives that would be necessary to achieve a gross profit at current prices inclusive of fixed overhead costs; expectations regarding the market for read/write drives and read/write drive prices; the Company's belief that it has an adequate inventory of read/write drives and components; the Company's efforts to recruit new value-added resellers (VARs) or licensees; the adequacy of card raw material inventory on hand to meet future demand; the Company's belief that Kodak will continue to supply sufficient photographic film and that an alternate supplier could be established if needed; the Company's ability to expand production capacity; anticipated release orders and deliveries under the Company's U.S. government subcontract; expectations regarding revenues, margins, capital resources, capital expenditures and investments, and the Company's deferred tax asset and related valuation allowance; anticipated reductions of federal tax cash payments due to current Company tax benefits; statements as to expected card delivery volumes; estimates of optical card production capacity, expected card yields therefrom, and the Company's plans and expectations regarding the growth and associated capital costs of such capacity; estimate that revenues will be sufficient to generate cash from operations; the Company's expectation that it will retain any earnings for use and reinvestment in its business; expectations regarding market growth, product demand, and foreign business including emerging programs or prospective applications in China, India, Italy, Macedonia, and Saudi Arabia; and expectations as to continued, or expanded, or potential U.S. government or other governmental card programs.

      These forward-looking statements are based upon the Company's assumptions about and assessment of the future, which may or may not prove true, and involve a number of risks and uncertainties including, but not limited to, customer concentration and reliance on continued U.S. government business; the possibility that the U.S. government will not field optical card-based biometric verification systems on the southern U.S. border and at certain U.S. airports; lengthy sales cycles; changes in and reliance on government policy-making; the risks associated with doing business in and with foreign countries, the impact of litigation or governmental or regulatory proceedings; the ability of the Company or its customers to initiate and develop new programs utilizing the Company's card products; the Company's reliance on VARs, licensees, or other third parties to generate sales, perform customer system integration, develop application software, or integrate optical card systems with other technologies; risks and difficulties associated with development, manufacture, and deployment of optical cards, drives, and systems; potential manufacturing difficulties and complications associated with increasing manufacturing capacity of cards and drives and outsourcing manufacturing; ability to produce and sell read/write drives in volume; reliance on single-source and limited-source suppliers for certain components and raw materials; the unpredictability of customer demand for products and customer issuance and release of corresponding orders; government rights to withhold order releases, reduce the quantities released, and extend shipment dates; whether the Company receives a fixed schedule, notification, or plan for shipments out of the government-funded vault located on the Company's premises, enabling the Company to recognize revenues on cards delivered to the vault instead of when cards later are shipped from the vault; the U.S. government's rights to modify or withdraw its reader/writer equipment Presolicitation Notice or to award any resulting contract, reduce the quantities released, and extend delivery dates; the impact of technological advances, general economic trends, and competitive products; and the risks set forth in the section entitled "Factors That May Affect Future Operating Results" and elsewhere in this report. Due to these and other risks, the Company's future actual results could differ materially from those discussed above. These forward-looking statements speak only as to the date of this report, and, except as required by law, the Company undertakes no obligation to publicly release updates or revisions to these statements whether as a result of new information, future events, or otherwise.

CRITICAL ACCOUNTING POLICIES

     REVENUE RECOGNITION. Product sales primarily consist of card sales and sales of read/write drives. The Company recognizes revenue from product sales when the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the fee is fixed or determinable; and (4) collectibility is reasonably assured. The Company recognizes revenue on product sales at the time of shipment when shipping terms are F.O.B. shipping point, orders are placed pursuant to a pre-existing sales arrangement and there are no post-shipment obligations or customer acceptance criteria. Where appropriate, provision is made at the time of shipment for estimated warranty costs and estimated returns.

     The Company's U.S. government subcontract requires delivery to a secure, government-funded vault built on Company premises. Deliveries are made into the vault on a fixed schedule specified by the prime contractor. At the time the cards are delivered to the vault, title to the cards transfers to the government, the prime contractor is invoiced, and payment is due according to normal trade payment terms. However, revenue is recognized when the cards are shipped from the vault to the government unless the Company receives a fixed schedule, notification, or plan for shipments out of the vault to the government, in which case revenue is recognized upon the latter of receipt of such fixed shipment schedule or delivery of the cards into the vault.

     License revenue, which may consist of up-front license fees and long-term royalty payments, is recognized as revenue when realized. The cost of license revenue, unless patent litigation is involved, is not material and is included in selling, general, and administrative expenses.

     The Company applies the provisions of Statement of Position 97-2, "Software Revenue Recognition," as amended by Statement of Position 98-9 "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions" to all transactions involving the sale of software products. Revenue from the license of the Company's software products is recognized when persuasive evidence of an arrangement exists, the software product has been delivered, the fee is fixed or determinable, and collectibility is reasonably assured, and, if applicable, upon acceptance when acceptance criteria are specified or upon expiration of the acceptance period. To date, software sales have not been significant to the Company's business.

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

     Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities, and any valuation allowance recorded against the net deferred tax assets. The Company has recorded a valuation allowance of $5.3 million as of March 31, 2003, due to uncertainties related to the Company's ability to utilize some of the deferred tax assets, primarily consisting of certain net operating losses attributable to stock option deductions carried forward, before they expire. The valuation allowance is based on management's estimates of taxable income by jurisdiction in which the Company operates and the period over which the deferred tax assets will be recoverable. The Company's methodology for determining the realizability of its deferred tax assets involves estimates of future income which assumes ongoing profitability of its core business and includes the estimated impact of future stock option deductions and the expiration dates and amounts of net operating loss carryforwards. These estimates of future income are projected through the life of the related deferred tax assets using assumptions which management believes to be reasonable. As of March 31, 2003, the Company would require approximately $17 million of future taxable income to realize the related deferred tax assets recognized as of March 31, 2003. In the event that actual results differ from these estimates or that these estimates are adjusted in future periods, the Company may need to adjust the amount of the valuation allowance based on future determinations of whether it is more likely than not that some or all of its deferred tax assets will be realized. An increase to the valuation allowance would require a corresponding amount recorded as additional income tax expense, while a decrease in the valuation allowance would be recorded as a credit to stockholders' equity.

     INVENTORIES. The Company values its inventory at the lower of the actual cost to purchase and/or manufacture the inventory or the current estimated market value of the inventory. Management regularly reviews inventory quantities on hand and records a provision for excess and obsolete inventory based primarily on the estimated forecast of product demand. Demand for read/write drives can fluctuate significantly. LaserCard market growth could be limited and operating results could be harmed if the Company is unable to produce and sell read/write drives in volume. In order to obtain favorable pricing, purchases of read/write drive parts are made in quantities that exceed the historical annual sales rate of drives. The Company purchases read/write drive parts for its anticipated read/write drive demand and takes into consideration the order-to-delivery lead times of vendors and the economic purchase order quantity for such parts.

     Management's analysis of the carrying value of card and read/write drive inventory is performed on a quarterly basis. At March 31, 2003, read/write drive parts, work in process, and finished goods inventory totaled $2.8 million compared with $3.1 million at March 31, 2002. During fiscal 2003, the Company sold approximately 175 read/write drives. The Company believes that the read/write drive inventory as of March 31, 2003 is reflected at its net realizable value. During fiscal 2003, the Company neared production-ready status for a newer version of a read/write drive. The design change resulted in a lower cost model with enhanced functionality that is expected to fulfill the needs of a number of prospective customers. This newer version, however, does not have a major function offered by the older drive model, which is therefore not obsolete. Many of the component parts of the previous read/write drive model are also used in the new model. However, the Company determined that a write-down of the other component parts not used by the new model was necessary since there are no current plans to manufacture additional units of the old model. The Company recorded a $300,000 charge in fiscal 2003 to write off these parts. There are 680 drives of the previous model in finished goods inventory that are available for purchase for the primary use as encoders in personalization systems. In addition, there are 260 drives of the new design in finished goods inventory. During the first six months of fiscal 2004, the Company expects to purchase approximately $250,000 in read/write drive parts and complete the assembly of an additional 650 drives of the new design. The Company believes there is a market for both designs of its read/write drives to support and expand optical card sales and, based on current proposals in process, that the read/write drive inventory on hand at March 31, 2003, including parts to be received, will be ordered by customers. For example, on April 22, 2003, the U.S. Department of Homeland Security issued a Presolicitation Notice for the purchase of approximately 1,000 optical stripe read/write drives. The Company is also working, through a VAR, with the Italian government regarding a national card identification program; in addition to supplying the Company's optical memory cards for the program, the Company expects that there will be demand for its read/write drives necessary for encoding and initialization needs under the program. The Company believes that demand for such drives could be significant, but will ultimately depend on the nature and scope of deployment of the program. If these anticipated drive orders do not materialize, the Company may need to write-down the value of its inventory for any potential excess quantities. However, the Company concluded that as of March 31, 2003, there was no need to write down the value of its read/write drive inventory on hand. In reaching this conclusion, the Company considered (1) the potential market demand, (2) that the Company is the only provider of read/write drives that function with the Company's cards, (3) that the 680 drives of the previous model provide a function not offered by the new model, and (4) that the new model provides a solution for applications not requiring the encoding or initialization function.

      With respect to inventory carrying values, the Company follows the principles articulated in Accounting Research Bulletin (ARB) 43, Chapter 4, "Inventory Pricing," paragraphs 5 through 7 and 10 and other authoritative guidance (SAB 100) as it relates to determining the appropriate cost basis of inventory and determining whether firm, noncancelable purchase commitments should be accrued as a loss if forecasted demand is not sufficient to utilize all such committed inventory purchases. As part of the Company's quarterly excess/obsolete analysis, management also determines whether lower of cost or market adjustments (i.e. where selling prices less certain costs are not sufficient to recover inventory carrying values) are warranted; to date, the Company has not recorded any significant lower of cost or market adjustments. In those instances where the Company has recorded charges for excess and obsolete inventory, management ensures that such new cost basis is reflected in the statement of operations if that inventory is subsequently sold.

RESTATEMENT OF RESULTS FOR FISCAL 1998-2001 AND FIRST NINE MONTHS OF FISCAL 2002

      In connection with the Company's audit for the fiscal year ended March 31, 2002, the Company and its newly appointed independent accountants conducted an internal review of revenue recognition practices that were being followed as they related to a government subcontract. This review, as more fully described in the Company's Report on Form 8-K dated May 15, 2002, resulted in accounting adjustments arising from changes in the timing of revenue recognition of LaserCard optical memory card shipments into and out of a secure, government-funded vault built for the government on Company premises to comply with security regulations under the subcontract. In the past, the Company had recognized revenue upon deliveries to the vault since the customer takes title to the cards, assumes all risks of ownership, is obligated to remit payment for the cards at that time, and has no rights of return except for product defects. However, the Company's newly appointed independent accountants advised the Company that under the terms and conditions of the Company's U.S. government supply subcontract, the transfer of title and the imminent cash payment pursuant to the contract payment terms upon delivery of the cards to the vault are necessary but not necessarily sufficient to recognize revenue upon delivery of cards to the vault, under the SEC's Staff Accounting Bulletin 101, "Revenue Recognition," and under the prior criteria set forth in the SEC's Accounting and Auditing Enforcement Release No. 108. In the restated financial statements, revenue was recognized upon shipment of cards from the vault to the customer since the Company had not been provided with a fixed schedule, notification, or plan for shipments out of the vault to the government. The Company restated previously issued results for fiscal years 1998 through 2001 and the first nine months of fiscal 2002 to reflect these adjustments in the timing of revenue recognition. As a result of the restatement, revenue for fiscal 1998, fiscal 1999, and fiscal 2000 declined, while revenue for fiscal 2001 and the first nine months of fiscal 2002 increased.

RESULTS OF OPERATIONS--FISCAL 2003 COMPARED WITH FISCAL 2002 AND FISCAL 2001

Overview

      The Company's principal LaserCard market today involves high-security, counterfeit-resistant, tamper-resistant cards for digital governance. In this regard, the Company provides governments with high security LaserCard optical memory cards and read/write drives to facilitate or expedite the process of governing by documenting the grant of certain rights to citizens and/or non-citizen permanent residents. These counterfeit- and tamper-resistant cards are consumable products because they typically are replaced when the rights documented by the cards expire. Within this market, the Company's largest customer for LaserCard products is the United States government, representing 82% of total revenues for fiscal year 2003 compared with 78% of total revenues for fiscal 2002 and 62% of total revenues for fiscal 2001. These revenues are predominantly the result of two card programs--Department of Homeland Security, previously the U.S. Immigration and Naturalization Service (INS), Permanent Resident Cards (Green Cards) and U.S. Department of State (DOS) "Laser Visa" Border Crossing Cards (BCCs). Sales of cards and read/write drives for the Canadian Permanent Resident Card program represented 11% of total revenues for fiscal 2003 and 3% of revenues in fiscal 2002 when shipments began. VISX, Incorporated, a non-government customer since 1992, represented 7% of the Company's fiscal 2002 revenues and near zero in fiscal 2003. The Company anticipates orders for two programs in Italy--the CIE card (Carta d'Identica Elettronica) and the PSE card (Permesso di Soggiorno Elettronico). The Company has been informed by its Italian VAR that the Italian government plans to issue
1.7 million CIE cards and 600,000 PSE cards this year through December 2003. However, the Company has not as yet received any corresponding card orders.

      Potential applications for optical memory card digital governance programs in various countries include identification cards for Saudi Arabia and Macedonia; motor vehicle registration cards in India; children's healthcare cards in the People's Republic of China; and the expansion of current U.S. government ID card programs due to the increasing need for enhanced U.S. border security. Since governmental card programs typically rely on government policy-making, which in turn is subject to technical requirements, budget approvals, and political considerations, there is no assurance that these programs will be implemented as expected.

      In addition to using its own marketing staff, the Company utilizes value-added reseller (VAR) companies and card distribution licensees for the development of commercial markets and applications for LaserCard products. Product sales to VARs and licensees consist primarily of the Company's optical memory cards and optical card read/write drives. The Company also offers for sale, its customized software applications and add-on peripherals made by other companies (such as equipment for adding a digitized photo, fingerprint, hand template, or signature to the cards). The VARs/licensees may add application software, personal computers (PCs), and other peripherals, and then resell these products integrated into data systems. The Company is continuing its efforts to recruit new VARs and card distribution licensees and eliminate nonproductive VARs.

Revenues

      For the 2003 fiscal year ended March 31, 2003, the Company's total revenues were $26,331,000 compared with $20,889,000 for fiscal 2002 and $24,906,000 for fiscal 2001.

     PRODUCT REVENUES. Sales of LaserCard(R) optical memory cards and related products totaled $25,221,000 for fiscal 2003 compared with $19,562,000 for fiscal 2002 and $22,690,000 for fiscal 2001. The changes in product revenues over these periods were due primarily to the sale of optical memory cards for two U.S. government card programs, as described below. For fiscal 2003, the Company sold LaserCard products to approximately 30 customers in six states and 10 foreign countries. The Company sold 7.3 million optical memory cards and approximately 175 read/write drives for fiscal 2003 compared with 5.6 million optical cards and 450 read/write drives for fiscal 2002 and 5.9 million cards and 1,280 read/write drives for fiscal 2001. Read/write drive revenues decreased by $0.7 million for fiscal 2003 compared with fiscal 2002 and by approximately $2.6 million in fiscal 2002 as compared with fiscal 2001. Read/write drives comprised less than 10% of total revenues during fiscal 2003 and fiscal 2002 and approximately 15% of total revenues during fiscal 2001. Of the 1,280 read/write drives sold during fiscal 2001, approximately 600 drives were delivered mainly for the U.S. Department of Defense Automated Manifest System as compared with approximately 60 read/write drives for fiscal 2002 and approximately 15 drives for fiscal 2003. Orders for this program have historically been sporadic. The remaining decrease in read/write drive deliveries was due to a reduction in sales to a VISX, Incorporated, a VAR. Sales of cards and drives to VISX were negligible in fiscal 2003, but represented 7% of the Company's fiscal 2002 revenues and 22% in fiscal 2001. Although some of VISX's LaserCard-equipped surgery systems that are already installed at laser eye-surgery clinics continue to use the Company's optical memory cards, VISX does not employ LaserCard drives for system activation of its currently produced laser eye-surgery equipment. In addition to sales to other customers, the Company anticipates delivery of approximately 1,000 read/write drives for the Department of Homeland Security during fiscal 2004.

      Revenues during fiscal 2003 included sales of 6.6 million Green Cards and Laser Visa BCCs. The Company anticipates that fiscal 2004 revenues will include sales ranging from 2 million to 3 million cards for these programs. In order to maintain card revenues at the fiscal 2003 level, fiscal 2004 revenues will need to include additional orders from new and existing programs. Such programs could include those in Italy, Macedonia, Saudi Arabia, and the United States government's U.S. VISIT and TWIC programs.

     LICENSE FEES AND OTHER REVENUES. The Company entered into a read/write drive kits assembly license with a customer in Italy which generated license revenue of $712,000 during fiscal 2001 and $119,000 during fiscal 2002. The arrangement was structured whereby the customer agreed to pay us a contractually agreed upon fee in exchange for the transfer of technical knowledge and know-how and training in the assembly of read/write-drives. The training period extended over 16 months, which is the period over which the Company recognized the fee as revenue. The Company recorded revenue of $1,465,000 during fiscal 2001 and $1,206,000 in fiscal 2002 realized on digital sound patent licenses sold to Sony Corporation and Dolby Laboratories, Inc. The revenues were net of legal costs and third party contingency (success) fees. There are no ongoing royalty payments. Fiscal 2003 license and other revenue included $875,000 representing the unamortized portion of a $1,000,000 nonrefundable distribution license fee received in 2000 from a licensee in Asia that had committed to purchase a minimum number of optical memory cards for a program in the licensee's country. The Company recorded this fee as deferred revenue and has been amortizing it as revenue in proportion to the actual card purchases by the licensee. During December 2002, the Company determined that, due to the licensee's failure to meet the minimum contractual purchase commitment, the licensee's distribution rights had become unenforceable and that the licensee would no longer be acting as the card supplier for that program. In addition, at that time the Company decided it would no longer work with the licensee under the terms of the license agreement. Since there were no further obligations, the Company recognized the remaining $875,000 of revenue in the quarter ended December 31, 2002. Fiscal 2003 license and other revenue also included $235,000 relating to a payment received in January 2002 from a third party that was considering entering into a license agreement with the Company; the Company originally recorded this payment as deferred revenue. The third party had subsequently foregone its rights under this agreement due to non-performance and accordingly, the Company recognized revenue on this arrangement in the fourth quarter of fiscal 2003.

Backlog

      As of March 31, 2003, the backlog for LaserCard optical memory cards totaled approximately $1.9 million in firm card orders under card supply contracts, of which amount 54% is for U.S. government Green Cards or Laser Visas under a U.S. government subcontract for the purchase of optical memory cards. Since the Company had a fixed delivery schedule for card shipments out of a secure, U.S. government-funded vault on Company premises, the Company recognized revenues on the cards located in the vault, and therefore such cards were not included in backlog at March 31, 2003. As of March 31, 2002, the backlog for LaserCard optical memory cards totaled approximately $16.4 million, consisting of approximately $11.1 million in firm card orders under card supply contracts, and approximately $5.3 million in cards produced, delivered to, and located in the government-funded vault. Of the $11.1 million amount, 85% was for U.S. government Green Cards or Laser Visa BCCs under the Company's U.S. government subcontract. Of the $5.3 million amount, all were Green Cards or Laser Visa BCCs produced under this subcontract. The fluctuation in backlog for fiscal 2003 compared with fiscal 2002 is due to the receipt of fixed delivery schedules in fiscal 2003, in addition to the fact that government release orders arrive at irregular intervals. Purchase order releases under the Company's five-year U.S. government subcontract are issued at irregular intervals and for varying card quantities. At March 31, 2002, the Company had six months remaining on a January 22, 2002 release of 3.25 million cards.

      On May 8, 2003, the Company announced a $1.8 million order for Canadian "Maple Leaf" Permanent Resident Cards. This order called for deliveries beginning in May 2003.

Gross Profit

      Excluding license and other revenue, the gross margin on product sales was 45% for fiscal 2003, 46% for fiscal 2002, and 46% for fiscal 2001.

      Historically, optical memory card gross margins have approximated 50%. Optical memory card gross profit and margins can vary significantly based on average selling price, sales and production volume, mix of card types, production efficiency and yields, and changes in fixed costs. As discussed below, read/write drive gross margins are currently negative, inclusive of fixed overhead costs. Even if read/write drive sales volume achieves profitable levels, the Company believes that read/write drive gross margins will remain below 10% for the foreseeable future. The decrease in gross margin on product sales for fiscal 2003 as compared to fiscal 2002 and fiscal 2001 was due largely to (1) the initial production of cards for the Canadian program under a new manufacturing process initiated by the Company during fiscal 2003, and (2) the larger negative gross margin on read/write drive sales discussed below.

      OPTICAL MEMORY CARDS. The Company depends on gross profit generated from optical memory card sales. Gross profit on optical memory card sales was about $12.1 million for fiscal 2003, $9.5 million for fiscal 2002, and $9.9 million for fiscal 2001. The changes in gross profit from year to year was mainly due to changes in sales volume.

      READ/WRITE DRIVES. For fiscal 2003, gross profit on read/write drive sales decreased by about $250,000, to a negative gross profit of about $890,000. The negative gross margin for fiscal 2003 includes inventory write-offs of about $300,000 and unabsorbed overhead costs that were charged to cost of product sales due to manufacturing volume being well below capacity during the year. For fiscal 2002, gross profit on read/write drive sales decreased by about $1 million, to a negative gross profit of about $640,000 compared with a gross profit of about $430,000 for fiscal 2001. The decrease for fiscal 2002 was due to lower selling prices for drives and lower sales volume to a level that does not fully absorb fixed manufacturing expenditures. Prior to fiscal 2002, the Company had been selling read/write drives for less than three thousand dollars per unit in quantities of six or more, and these units generally included interface software. In fiscal 2002, the Company reduced the selling price by 20% for these read/write drives for typical purchase quantities in an effort to develop a broader market and customer base for LaserCard optical memory cards. This reduced gross profit on read/write drive sales in fiscal 2002, and increased the level of sales required to achieve gross profits on read/write drive sales, inclusive of fixed overhead costs. The Company believes that assembly and sales of approximately 400 read/write drives per quarter would be necessary to achieve a gross profit on read/write drive sales at current selling prices and costs. Currently, in an effort to stimulate optical memory card sales, the Company's priority is to increase the number of read/write drives in the marketplace rather than maximizing per-unit gross profit on read/write drives. The Company has no plans to further lower read/write drive prices for the current model. The margin on the new drive model recently introduced by the Company is expected to be similar to that of the current drive model.

      The Company believes that potential markets for read/write drives include the U.S. Department of Homeland Security, the U.S. Department of State, the U.S. armed forces, and the governments of Canada, Italy, and several other countries. On April 22, 2003, the U.S. Department of Homeland Security issued a Presolicitation Notice for the purchase of approximately 1,000 optical stripe read/write drives for delivery over a five-month period beginning thirty days after contract award. The Company anticipates winning such award when granted. The Company maintains an inventory of read/write drive parts and finished drives that it believes is adequate to meet customer demand. However, an interruption in the supply of read/write drive parts or difficulties encountered in read/write drive assembly could cause a delay in deliveries of drives and optical memory cards and a possible loss of sales, which would adversely affect the Company's operating results.

Income and Expenses

      SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES (SG&A). SG&A expenses were $6,202,000 for fiscal 2003, $5,165,000 for fiscal 2002, and $4,134,000 for fiscal 2001. The increase for fiscal 2003 compared with fiscal 2002 included approximately $507,000 for increased marketing and selling expenditures, an increase of $273,000 in general and administrative expenditures, an increase of $177,000 for insurance expenditures, and an increase of $132,000 for legal and accounting services. The increase for fiscal 2002 compared with fiscal 2001 included approximately $575,000 for increased marketing and selling expenditures, an increase of $365,000 in general and administrative expenditures, and an increase of $80,000 in Company 401(k) matching and Company contribution to the Employee Stock Purchase Plan. The Company believes that SG&A expenses for fiscal 2004 will be higher than fiscal 2003 levels, mainly due to increases in marketing and selling expenses, increases in insurance premiums and accounting and audit fees, and other general increases.

      RESEARCH AND ENGINEERING EXPENSES (R&E). The Company is continuing its efforts to develop new optical memory card features, including the insertion of contactless chips with radio frequency (RF) capability, optical memory card read/write drives, read-only drives (readers), and software products in an effort to provide new products that can stimulate optical memory card sales growth. For example, the Company has developed a prototype of a LaserCard handheld reader. The Company anticipates that these ongoing research and engineering efforts will result in new or enhanced card capabilities, production-model read-only drives, or drives with advanced security features and lower manufacturing costs; however, there is no assurance that such product development efforts will be successful. These factors are important for the Company's existing and future optical memory card markets. Total R&E expenses were $2,818,000 for fiscal 2003, $3,045,000 for fiscal 2002, and $2,370,000 for fiscal 2001. The decrease for fiscal 2003 compared with 2002 is mainly due to a reduction in purchased services and prototype expenditures. The increase in R&E spending for fiscal 2002 was due to the increase in read/write and read-only drive manufacturing engineering and product development. The Company anticipates that R&E expenses will increase during fiscal 2004, primarily due to optical memory card read/write drive development efforts.

      OTHER INCOME. Total other income for fiscal 2003 consisted of $397,000 of interest income compared with $386,000 of interest income for fiscal 2002 and $612,000 of interest income in fiscal 2001. The difference for fiscal 2002 compared with fiscal 2001 is due to interest rate declines.

      PRETAX PROFIT. For fiscal 2003, pretax profit increased by $1.4 million compared with fiscal 2002 due to the $2.2 million increase in gross profit partially offset by the $0.8 million increase in operating expenses. Pretax profit for fiscal 2002 decreased by $4.4 million compared with fiscal 2001 due primarily to the $1.6 million reduction in product gross profit, a $1.7 million increase in expenses, and a $0.9 million decrease in license revenue.

      INCOME TAXES. The Company recorded an income tax expense of $1,520,000 for fiscal 2003 as compared to the income tax benefits of $2,786,000 for fiscal 2002 and $1,097,000 for fiscal 2001. As of March 31, 2002, the Company had recognized all prior tax benefits for income statement purposes. The income tax benefit for fiscal 2002 included a credit of $2,999,000 due to the change in the valuation allowance relating to the federal deferred tax asset, net of federal alternative minimum taxes, partially offset by $213,000 for state tax expense. The income tax benefit for fiscal 2001 included a credit of $1,671,000 due to the change in the valuation allowance relating to the federal deferred tax asset, net of federal alternative minimum taxes, partially offset by $220,000 for state tax expense and $354,000 for foreign income taxes.

     The Company analyzes its deferred tax assets with regard to potential realization, as described above under Critical Accounting Policies - Accounting for Income Taxes. The Company has established a valuation allowance on a significant portion of the deferred tax assets attributable to stock option deductions based upon the uncertainty of their realization. Any release of the remaining valuation allowance would be recorded as a credit to equity and would have no impact on net income. The Company has considered estimated future taxable income and ongoing prudent and feasible tax planning strategies in assessing the amount of the valuation allowance. All or some portion of the deferred tax asset that has been recognized would be reversed if it is determined that it is more likely than not that such portion would not be realized on the Company's tax return.

      There are timing differences between when certain items are included in book income and when the same items are included on income tax returns. Therefore, tax payments or credits often occur in different periods than when an income tax expense or benefit is included in the statements of income. For income tax purposes, the Company estimates that if these timing differences are fully realized on the tax return, future federal tax cash payments could be reduced by approximately $10 million.

LIQUIDITY AND CAPITAL RESOURCES

      As of March 31, 2003, the Company had cash, cash equivalents, and short-term investments of $10,117,000, a current ratio of 5.9 to 1, and no long-term debt. The Company also had $6,898,000 in long-term investments with original maturities from 1 to 2.5 years.

      Net cash used in operating activities was $64,000 for fiscal 2003 compared with net cash provided by operating activities of $4,369,000 for fiscal 2002, and $7,080,000 for fiscal 2001. The major categories comprising cash provided by (used in) operating activities are (in thousands):

                                                                                Fiscal Year
                                                                                -----------

                                                                      2001         2002         2003
                                                                      ----         ----         ----
         Net income .............................................  $ 7,912      $ 5,199      $ 2,282
         Depreciation and amortization ..........................    2,449        1,556        1,829
         (Increase) decrease in deferred tax asset ..............   (1,903)      (3,484)       1,326
         Increase in inventory ..................................     (461)        (368)      (1,163)
         Decrease (increase) in deferred revenue and
            advance payments from customers .....................      754        1,392       (2,560)
         Decrease in deferred gross profit ......................   (2,161)        (295)      (2,860)
         Other ..................................................      490          369        1,082
                                                                   -------      -------      -------
            Cash provided by (used in) operating activities .....  $ 7,080      $ 4,369      $   (64)
                                                                   =======      =======      =======

      The $1,163,000 increase in inventory during fiscal 2003 was largely due to a $900,000 increase in raw materials inventory for optical memory card manufacture, and a $460,000 increase in optical memory card finished goods inventory partially offset by a $160,000 decrease in optical memory card work-in-process inventory. The advance payments from customer amount fluctuates with the amount of Company backlog on which advance payments are received. Deferred revenue increases when cash is received for items on which revenue has not yet been recognized. Deferred revenue decreases when revenue is recognized on these items.

      The Company believes that the estimated level of revenues over the next 12 months will be sufficient to generate cash from operating activities over the same periods. However, quarterly fluctuations are probable. Operating cash flow could be negatively impacted to a significant degree if either of the Company's largest U.S. government programs were to be delayed, canceled, or not extended and not be replaced by other card orders or other sources of income, or if increases in product revenues or licenses do not keep pace with increased marketing and R&E expenditures.

      The Company has not established a line of credit and has no current plans to do so. The Company may negotiate a line of credit if and when it becomes appropriate, although no assurance can be made that such financing would be available on favorable terms or at all, if needed.

      As a result of the $2,282,000 net income recorded for fiscal 2003, the Company's accumulated deficit was reduced to $5,817,000. Stockholders' equity increased to $36,843,000 as a result of the net income recorded and $2,224,000 in additions to equity, mainly due to stock option exercises.

      Net cash used for investing activities was $4,151,000 for fiscal 2003, $6,319,000 for fiscal 2002, and $2,350,000 for fiscal 2001. These amounts include changes in the maturity of liquid investments, purchases of property and equipment of $2,468,000 for fiscal 2003, $1,723,000 for fiscal 2002, and $2,202,000 for fiscal 2001, and increases in patents and other intangibles of $307,000 for fiscal 2003, $98,000 for fiscal 2002, and $164,000 for fiscal 2001.

      The Company considers all highly liquid investments, consisting primarily of commercial paper, taxable notes, and U.S. government bonds, with original or remaining maturities of three months or less at date of purchase, to be cash equivalents. All investments with original or remaining maturities of more than three months but not more than one year at date of purchase, are classified as short-term. The Company determines the length of its investments after considering its cash requirements and yields available for the type of investment considered by the Company. Management also determines the appropriate classification of debt and equity securities at the time of purchase and reevaluates the classification of investments as of each balance sheet date. As of March 31, 2003, the Company had $11,261,000 classified as short-term and long-term investments, compared with $9,885,000 at March 31, 2002. All marketable securities were classified as held-to-maturity. Cash plus short-term and long-term investments were $17,015,000 at March 31, 2003 and $18,078,000 at March 31, 2002.

      The Company added capital equipment and leasehold improvements of approximately $2.5 million during fiscal 2003 compared with approximately $1.7 million during fiscal 2002 and $2.2 million during fiscal 2001. Depending on card type, the Company's card production capacity currently is approximately 13 million cards per year. The Company plans to purchase additional production equipment in a series of steps when deemed appropriate by the Company. In addition to investment used for expansion, the Company expects to make additional capital expenditures for cost savings, quality improvements, and other purposes. The Company plans to use cash on hand and cash generated from operations to fund capital expenditures of about $7 million during fiscal 2004 for equipment and leasehold improvements for card production, read/write drive tooling and assembly, and general support items. The majority of this proposed expenditure is slated for new card manufacturing equipment.

      Net cash provided by financing activities was $1,776,000 for fiscal 2003 and $3,922,000 for fiscal 2002 compared with $1,327,000 used for financing activities for fiscal 2001. Financing activities consisted of proceeds on sales of common stock through the Company's stock-option and stock-purchase plans and cash used for purchases of common stock under a stock repurchase program, discussed below. Net cash provided by sales of common stock through stock plans were in the amounts of $1,776,000 for fiscal 2003, $4,097,000 for fiscal 2002, and $1,486,000 for fiscal 2001.

      During fiscal 2001, the Company commenced a share repurchase program under which up to 200,000 shares of common stock could be purchased by the Company from time to time in Nasdaq Stock Market transactions in an aggregate amount not exceeding $3 million. During fiscal 2001 and the first quarter of fiscal 2002, the Company used cash of $2,813,000 and $175,000 for this purpose and has since terminated this program without further activity.

      There were no debt financing activities for fiscal 2003, 2002, or 2001.

ITEM 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISKS

      INTEREST RATE RISK. The Company invests its cash, beyond that needed for daily operations, in high quality debt securities. In doing so, the Company seeks primarily to preserve the value and liquidity of its capital and, secondarily, to safely earn income from these investments. To accomplish these goals, the Company invests only in debt securities issued by (a) the U.S. Treasury and U.S. government agencies and corporations and (b) debt instruments that meet the following criteria:

     |X| Commercial paper rated A1/P1 or debt instruments rated AAA, as rated by the major rating services
     |X|  Can readily be sold for cash

      FOREIGN CURRENCY EXCHANGE RATE RISK. The Company sells products in various international markets. All of these sales are denominated in U.S. Dollars. As of March 31, 2003, the Company had no outstanding foreign currency hedge contracts. Accordingly, the Company had no material foreign currency exchange risk as of March 31, 2003. During fiscal 2003, there were no material changes to the Company's exposure to market risk for changes in interest rates.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of Drexler Technology Corporation:

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Drexler Technology Corporation and its subsidiaries at March 31, 2003 and March 31, 2002, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion. The financial statements of the Company as of March 31, 2001 and for the year then ended were audited by other independent accountants who have ceased operations. Those independent accountants expressed an unqualified opinion on those financial statements in their report dated May 13, 2002.


/s/PricewaterhouseCoopers LLP
San Jose, California
April 28, 2003

       THIS REPORT IS A CONFORMED COPY OF THE REPORT PREVIOUSLY ISSUED BY
           ARTHUR ANDERSEN LLP AND HAS NOT BEEN REISSUED BY THAT FIRM.


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



                             /s/Arthur Andersen LLP

San Jose, California
May 13, 2002


                                   DREXLER TECHNOLOGY CORPORATION AND SUBSIDIARIES

                                             CONSOLIDATED BALANCE SHEETS
                                               March 31, 2002 and 2003
                                  (In thousands, except share and par value amounts)

                                                                                                 2002          2003
                                                                                                 ----          ----

                                                        ASSETS
Current assets:
   Cash and cash equivalents ...............................................................  $  8,193      $  5,754
   Short-term investments ..................................................................     8,883         4,363
   Accounts receivable, net of product return reserve of $100 in 2002 and $90 in 2003 ......     1,659         1,659
   Inventories .............................................................................     4,973         5,711
   Deferred tax asset ......................................................................     3,849         2,689
   Prepaid and other current assets ........................................................       561         1,016
                                                                                              --------      --------
      Total current assets .................................................................    28,118        21,192
                                                                                              --------      --------

Property and equipment, at cost ............................................................    20,979        23,204
   Less--accumulated depreciation and amortization .........................................   (14,561)      (15,795)
                                                                                              --------      --------
      Property and equipment, net ..........................................................     6,418         7,409

Long-term investments ......................................................................     1,002         6,898
Patents and other intangibles, net .........................................................       612           567
Deferred tax asset, net ....................................................................     4,563         4,397
                                                                                              --------      --------

           Total assets ....................................................................  $ 40,713      $ 40,463
                                                                                              ========      ========

                                         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable ........................................................................  $    738      $  1,085
   Accrued liabilities .....................................................................     1,117         1,434
   Advance payments from customers .........................................................     2,551         1,096
   Deferred revenue ........................................................................       235             5
   Deferred gross profit ...................................................................     2,860            --
                                                                                              --------      --------
      Total current liabilities ............................................................     7,501         3,620

   Deferred revenue, long-term .............................................................       875            --
                                                                                              --------      --------
           Total liabilities ...............................................................  $  8,376      $  3,620
                                                                                              ========      ========
Commitments and contingencies (Note 6)

Stockholders' equity:
   Preferred stock, $.01 par value:
      Authorized--2,000,000 shares
      Issued--none .........................................................................        --            --
   Common stock, $.01 par value:
      Authorized--30,000,000 shares
      Issued--10,240,687 shares at March 31, 2002 and 10,443,192 shares at March 31, 2003 ..       102           104
   Additional paid-in capital ..............................................................    40,334        42,556
   Accumulated deficit .....................................................................    (8,099)       (5,817)
                                                                                              --------      --------
      Total stockholders' equity ...........................................................    32,337        36,843
                                                                                              --------      --------

           Total liabilities and stockholders' equity ......................................  $ 40,713      $ 40,463
                                                                                              ========      ========

               The accompanying notes are an integral part of these consolidated financial statements.


                             DREXLER TECHNOLOGY CORPORATION AND SUBSIDIARIES

                                    CONSOLIDATED STATEMENTS OF INCOME
                            Fiscal Years Ended March 31, 2001, 2002, and 2003
                                 (In thousands, except per share amounts)


                                                                      2001          2002          2003
                                                                      ----          ----          ----
Revenues:
    Product sales .............................................     $ 22,690      $ 19,562      $ 25,221
    License and other revenue .................................        2,216         1,327         1,110
                                                                    --------      --------      --------
         Total revenues .......................................       24,906        20,889        26,331
                                                                    --------      --------      --------

Cost of product sales .........................................       12,199        10,652        13,906
                                                                    --------      --------      --------

    Gross profit ..............................................       12,707        10,237        12,425
                                                                    --------      --------      --------

Operating expenses:
    Selling, general, and administrative expenses .............        4,134         5,165         6,202
    Research and engineering expenses .........................        2,370         3,045         2,818
                                                                    --------      --------      --------
         Total operating expenses .............................        6,504         8,210         9,020
                                                                    --------      --------      --------

             Operating income .................................        6,203         2,027         3,405

Other income:
    Interest income ...........................................          612           386           397
                                                                    --------      --------      --------
             Total other income, net ..........................          612           386           397
                                                                    --------      --------      --------

             Income before income taxes .......................        6,815         2,413         3,802

Income tax expense (benefit) ..................................       (1,097)       (2,786)        1,520
                                                                    --------      --------      --------

             Net income .......................................     $  7,912      $  5,199      $  2,282
                                                                    ========      ========      ========

Net income per share:
             Basic ............................................     $    .80      $    .52      $    .22
             Diluted ..........................................     $    .76      $    .50      $    .21

Weighted average number of common and common
    equivalent shares:
             Basic ............................................        9,897         9,961        10,356
             Diluted ..........................................       10,446        10,468        10,842


         The accompanying notes are an integral part of these consolidated financial statements.


                                         DREXLER TECHNOLOGY CORPORATION AND SUBSIDIARIES

                                         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                        Fiscal Years Ended March 31, 2001, 2002, and 2003
                                                         (In thousands)


                                                     Common Stock         Additional      Treasury     Accumulated
                                                  Shares      Amount    Paid-In Capital     Stock         Deficit        Total
                                                  ------      ------    ---------------     -----         -------        -----
Balance, March 31, 2000.......................     9,864     $    99     $   37,168       $     --     $   (21,210)    $  16,057
    Shares purchased through an
       open market repurchase program.........        --          --             --         (2,813)             --        (2,813)
    Shares issued under stock option
       and stock purchase plans...............        87          --            513            973              --         1,486
    Income tax benefit arising from
       stock options..........................        --          --            100             --              --           100
    Compensation related to
       stock plan activity....................        --          --             71             --              --            71
    Net income................................        --          --             --             --           7,912         7,912
                                                 -------     -------     ----------       --------     -----------     ---------

Balance, March 31, 2001.......................     9,951          99         37,852         (1,840)        (13,298)       22,813
    Shares purchased through an
       open market repurchase program.........        --          --             --           (175)             --          (175)
    Shares issued under stock option
       and stock purchase plans...............       290           3          2,079          2,015              --         4,097
    Income tax benefit arising from
       stock options..........................        --          --            307             --              --           307
    Compensation related to
       stock plan activity....................        --          --             96             --              --            96
    Net income................................        --          --             --             --           5,199         5,199
                                                 -------     -------     ----------       --------     -----------     ---------

Balance, March 31, 2002.......................     10,241        102         40,334             --          (8,099)       32,337
    Shares issued under stock option
       and stock purchase plans...............       202           2          1,774             --              --         1,776
    Income tax benefit arising from
       stock options..........................        --          --            356             --              --           356
    Compensation related to
       stock plan activity....................        --          --             92             --              --            92
    Net income................................        --          --             --             --           2,282         2,282
                                                 -------     -------     ----------       --------     -----------     ---------

Balance, March 31, 2003.......................    10,443     $   104     $   42,556       $     --     $    (5,817)    $  36,843
                                                 =======     =======     ==========       ========     ===========     =========


                     The accompanying notes are an integral part of these consolidated financial statements.


                                         DREXLER TECHNOLOGY CORPORATION AND SUBSIDIARIES

                                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        Fiscal Years Ended March 31, 2001, 2002, and 2003
                                                         (In thousands)

                                                                                         2001              2002            2003
                                                                                         ----              ----            ----
Cash flows from operating activities:
   Net income.....................................................................  $   7,912         $   5,199       $   2,282
   Adjustments to reconcile net income to net cash
          (used in) provided by operating activities:
       Depreciation and amortization..............................................      2,449             1,556           1,829
       Provision for doubtful accounts receivable.................................        (15)              (14)             11
       Provision for product return reserve.......................................         --              (127)             --
       Provision for excess and obsolete inventory................................         (1)              276             425
       Decrease (increase) in deferred tax asset..................................     (1,903)           (3,484)          1,326
       Compensation from stock plan activity......................................         71                96              92
       Tax benefit for stock options..............................................        100               307             356

   Changes in operating assets and liabilities:
       (Increase) decrease in accounts receivable.................................        172              (240)            (11)
       Decrease in notes receivable...............................................        150                --              --
       Increase in inventories....................................................       (461)             (368)         (1,163)
       (Increase) decrease in other assets........................................       (413)              116            (455)
       Increase (decrease) in accounts payable and accrued liabilities............        426               (45)            664
       Increase (decrease) in deferred revenue....................................        597               116          (1,105)
       Increase (decrease) in advance payments from customers.....................        157             1,276          (1,455)
       Decrease in deferred gross profit..........................................     (2,161)             (295)         (2,860)
                                                                                    ---------         ---------       ---------

           Net cash provided by (used in) operating activities....................      7,080             4,369             (64)
                                                                                    ---------         ---------       ---------

Cash flows from investing activities:
   Purchases of property and equipment............................................     (2,202)           (1,723)         (2,468)
   Investments in patents and other intangibles...................................       (164)              (98)           (307)
   Purchases of investments.......................................................    (18,938)          (13,964)        (16,453)
   Maturities of investments......................................................     18,954             9,466          15,077
                                                                                    ---------         ---------       ---------

           Net cash used in investing activities..................................     (2,350)           (6,319)         (4,151)
                                                                                    ---------         ---------       ---------

Cash flows from financing activities:
   Proceeds from sale of common stock through stock plans.........................      1,486             4,097           1,776
   Cash used to purchase common stock through an open market
       repurchase program.........................................................     (2,813)             (175)             --
                                                                                    ---------         ---------       ---------

           Net cash provided by (used in) financing activities....................     (1,327)            3,922           1,776
                                                                                    ---------         ---------       ---------

           Net increase (decrease) in cash and cash equivalents...................      3,403             1,972          (2,439)

Cash and cash equivalents:
   Beginning of year..............................................................      2,818             6,221           8,193
                                                                                    ---------         ---------       ---------
   End of year ...................................................................  $   6,221         $   8,193       $   5,754
                                                                                    =========         =========       =========

Supplemental disclosures--cash payments for:
   Income taxes...................................................................  $     320         $     182       $      --
                                                                                    =========         =========       =========

                     The accompanying notes are an integral part of these consolidated financial statements.

                 DREXLER TECHNOLOGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   ORGANIZATION AND OPERATIONS

     Drexler Technology Corporation and its wholly owned subsidiary, LaserCard Systems Corporation, (the "Company") develop and manufacture optical data storage products featuring LaserCard(R) optical memory cards and chip-ready Smart/Optical(TM) cards used with personal computers for information recording, storage, and retrieval. These optical data storage products include optical memory cards, optical card read/write drives, and related systems and peripherals. The Company's customers are mainly value-added reseller (VAR) companies and licensees, in the United States and other countries, that develop commercial applications for LaserCard products. Target markets for these products include government and commercial applications for portable, recordable, secure, identification cards and other unitary-record cards. Applications include U.S. immigration Green Cards and Laser Visa Border Crossing Cards, U.S. military cargo manifests, Canadian Permanent Resident Cards, biometric IDs, access cards, and other wallet-card applications.

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

     USE OF ESTIMATES. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     FISCAL PERIOD. For purposes of presentation, the Company labels its annual accounting period end as March 31. The Company, in fact, operates and reports based on quarterly periods ending on the Friday closest to month end. Fiscal 2001 ended on March 30, 2001; fiscal 2002 ended on March 29, 2002; and fiscal 2003 ended on March 28, 2003.

     CASH AND CASH EQUIVALENTS, SHORT-TERM INVESTMENTS, AND LONG-TERM INVESTMENTS. The Company considers all highly liquid investments, consisting primarily of commercial paper, taxable notes, and U.S. government bonds, with maturities of three months or less at the date of purchase, to be cash equivalents. All investments with original or remaining maturities at date of purchase of more than three months and up to one year, are classified as short-term investments. All investments with original maturities greater than one year are classified as long-term investments. Management determines the appropriate classification of debt and equity securities at the time of purchase and reevaluates the classification of investments as of each balance sheet date.

     All short-term investments are classified as held to maturity. The carrying amounts of short-term investments at March 31, 2002 and 2003 are (in thousands):

                                                               2002         2003
                                                               ----         ----
        Corporate bonds................................  $    5,199    $      --
        U.S. government and agency obligations.........       1,900          401
        Certificates of deposit........................       1,784        3,962
                                                         ----------    ---------
                                                         $    8,883    $   4,363
                                                         ==========    =========

     At March 31, 2003, scheduled maturities of held-to-maturity investments are (in thousands):

        Up to one year.................................  $   4,363
        After one year through five years  ............      6,898
                                                         ---------
                                                         $  11,261
                                                         =========

     FAIR VALUE OF FINANCIAL INSTRUMENTS. The carrying amounts of the Company's financial instruments including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, approximate their fair values due to their short maturities.

     INVENTORIES. Inventories are stated at the lower of cost or market, with cost determined on a first-in, first-out basis and market based on the lower of replacement cost or estimated realizable value. The components of inventories as of March 31 are (in thousands):

                                                 2002           2003
                                                 ----           ----
        Raw materials.....................  $   3,063      $   3,209
        Work-in-process...................        479            220
        Finished goods....................      1,338          2,257
        Systems and components
           held for resale................         93             25
                                            ---------      ---------
                                            $   4,973      $   5,711
                                            =========      =========

     During fiscal 2003, the Company recorded a $425,000 charge to write down excess inventory.

     PROPERTY AND EQUIPMENT, NET. The components of property and equipment as of March 31 are (in thousands):

                                                 2002           2003
                                                 ----           ----
        Equipment and furniture...........  $  18,425      $  20,523
        Leasehold improvements............      2,554          2,681
                                            ---------      ---------
                                            $  20,979      $  23,204
                                            =========      =========

     Property and equipment are recorded at cost. Depreciation is provided over the estimated useful lives (four to seven years) of equipment and furniture using the double-declining balance and straight-line methods. Leasehold improvements are amortized over the shorter of the life of the asset or the life of the lease using the straight-line method. Depreciation and leasehold amortization expense for fiscal 2001, 2002, and 2003 was $974,000, $1,082,000, and $1,477,000, respectively.

     PATENT COSTS. Legal expenses incurred in connection with patents are capitalized and amortized over the estimated remaining useful lives of the patents of six to seventeen years. Costs incurred in connection with other intangibles are amortized using the straight-line method over three to five years.

     Gross patent expenditures capitalized and accumulated amortization as of March 31 are as follows (in thousands):

                                                 2002           2003
                                                 ----           ----
        Gross patent and other
           intangible expenditures........  $   3,327      $   3,634
        Accumulated amortization..........     (2,715)        (3,067)
                                            ---------      ---------
                                            $     612      $     567
                                            =========      =========

     ASSESSMENT OF IMPAIRMENT OF LONG-LIVED ASSETS. The Company periodically evaluates whether events and circumstances have occurred which indicate that the carrying value of its long-lived assets may not be recoverable. If the Company determines an asset has been impaired, the impairment charge is recorded based on the excess of the carrying value over the fair value of the impaired asset, with the reduction in value charged to expense. To date, the Company has not needed to record any impairment losses on long-lived assets.

     ACCRUED LIABILITIES. The components of accrued liabilities as of March 31 are (in thousands):

                                                         2002           2003
                                                         ----           ----
        Accrued payroll and fringe benefits......   $     525      $     605
        Other accrued liabilities................         592            829
                                                    ---------      ---------
                                                    $   1,117      $   1,434
                                                    =========      =========

     SOFTWARE DEVELOPMENT COSTS. Development costs incurred in the research and development of new software products are expensed as incurred until technological feasibility in the form of a working model has been established. To date, the Company's software development has been completed concurrent with the establishment of technological feasibility and, accordingly, all software development costs have been charged to research and engineering expenses in the accompanying statements of income.

     ADVANCE PAYMENTS FROM CUSTOMERS. The Company customarily receives advance payments on orders placed by its customers. The advance payments are recorded as a liability on the balance sheet until the related orders are shipped.

     REVENUE RECOGNITION. Product sales primarily consist of card sales and sales of read/write drives. The Company recognizes revenue from product sales when the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the fee is fixed or determinable; and (4) collectibility is reasonably assured. The Company recognizes revenue on product sales at the time of shipment when shipping terms are F.O.B. shipping point, orders are placed pursuant to a pre-existing sales arrangement and there are no post-shipment obligations or customer acceptance criteria. Where appropriate, provision is made at the time of shipment for estimated warranty costs and estimated returns. Product sales primarily consist of card sales and sales of read/write drives.

     The Company's U.S. government subcontract requires delivery to a secure, government-funded vault built on Company premises. Deliveries are made into the vault on a fixed schedule specified by the prime contractor. At the time the cards are delivered to the vault, title to the cards transfers to the government, the prime contractor is invoiced, and payment is due according to normal trade payment terms. However, revenue is recognized when the cards are shipped from the vault to the government unless the Company receives a fixed schedule, notification, or plan for shipments out of the vault to the government, in which case revenue is recognized upon the latter of receipt of such fixed shipment schedule or delivery of the cards into the vault.

     The Company applies the provisions of Statement of Position 97-2, "Software Revenue Recognition," as amended by Statement of Position 98-9 "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions" to all transactions involving the sale of software products. Revenue from the license of the Company's software products is recognized when persuasive evidence of an arrangement exists, the software product has been delivered, the fee is fixed or determinable, and collectibility is reasonably assured, and, if applicable, upon acceptance when acceptance criteria are specified or upon expiration of the acceptance period. Software sales have not been significant to the Company's business for all periods presented.

     License revenue, which may consist of up-front license fees and long-term royalty payments, is recognized as revenue when realized. The cost of license revenue, unless patent litigation was involved, is not material and is included in selling, general, and administrative expenses.

     The Company entered into a read/write drive kits assembly license with a customer in Italy which generated license revenue of $712,000 during fiscal 2001 and $119,000 during fiscal 2002. The arrangement was structured whereby the customer agreed to pay us a contractually agreed upon fee in exchange for the transfer of technical knowledge and know-how and training in the assembly of read/write-drives. The training period extended over 16 months, which is the period over which the Company recognized the fee as revenue. The Company recorded revenue of $1,465,000 during fiscal 2001 and $1,206,000 in fiscal 2002 relating to digital sound patent licenses sold to Sony Corporation and Dolby Laboratories, Inc. The revenues were net of legal costs and third party contingency (success) fees. There are no ongoing royalty payments.

     RESEARCH AND ENGINEERING EXPENSES. Costs related to research, design and development of products are charged to research and development expense as incurred.

     STOCK-BASED COMPENSATION. On December 31, 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 148, Accounting for Stock Based Compensation - Transition and Disclosure, which amends SFAS No. 123. SFAS No. 148 requires more prominent and frequent disclosures about the effects of stock-based compensation, which the Company has adopted for the year ended December 31, 2003. The Company accounts for its stock-based compensation plans using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. Compensation cost for stock options, if any, is measured by the excess of the quoted market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock. SFAS No. 123, Accounting for Stock-Based Compensation, established accounting and disclosure requirements using a fair-value based method of accounting for stock-based employee compensation plans. Had compensation expense for the Plans been determined consistent with SFAS No. 123, the Company s net income and basic and diluted net income per share would have decreased to the following pro forma amounts (dollars, in thousands, except per share amounts):

                                                                                                   Fiscal Year
                                                                                                   -----------

(Dollars in thousands, except per share amounts)                                        2001          2002          2003
                                                                                        ----          ----          ----
Net income, as reported............................................................  $   7,912     $   5,199     $   2,282
                                                                                     =========     =========     =========

Deduct: Total stock-based employee compensation determined under
   fair value based method for all awards, net of related tax effects..............     (1,823)       (2,245)       (1,353)
                                                                                     ---------     ---------     ---------

Pro forma net income...............................................................  $   6,089     $   2,954     $     929
                                                                                     =========     =========     =========

Basic net income per common share:
   As reported.....................................................................  $     .80     $     .52     $     .22
                                                                                     =========     =========     =========
   Pro forma ......................................................................  $     .62     $     .30     $     .09
                                                                                     =========     =========     =========

Diluted net income per common share:
   As reported.....................................................................  $     .76     $     .50     $     .21
                                                                                     =========     =========     =========
   Pro forma ......................................................................  $     .58     $     .28     $     .09
                                                                                     =========     =========     =========

Shares used in computing basic and diluted and pro forma net income per share:
   Basic.    ......................................................................      9,897         9,961        10,356
   Diluted   ......................................................................     10,446        10,468        10,842

Stock-based employee compensation expense included
   in reported net earnings, net of related tax effects............................         78            91            55

     The company computed the fair value of each option grant on the date of grant using the Black-Scholes option valuation model with the following assumptions:

                                                                           Fiscal Year
                                                                           -----------

                                                          2001                2002               2003
                                                          ----                ----               ----
        Risk-free interest rate........................   5%                  5%                 2.67% to 4.99%
        Average expected years life of option..........   6 to 8years         6 to 8 years       5 to 8 years
        Dividend yield.................................   0%                  0%                 0%
        Volatility of common stock.....................   50%                 50%                50%
        Weighted average fair
           values of option grants.....................   $8.58               $7.54              $8.59

     COMPREHENSIVE INCOME (LOSS). Under SFAS No. 130, "Reporting Comprehensive Income," comprehensive income (loss) is defined as the changes in equity of an enterprise except those resulting from stockholders' transactions. For the fiscal years ended March 31, 2000, 2001, and 2002, comprehensive income equaled net income.

     SEGMENT REPORTING. In accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," the Company is required to disclose information about operating segments. The Company operates in one segment--the development, manufacture, and sale of optical data products used for information storage and retrieval.

     RECENT ACCOUNTING PRONOUNCEMENTS.

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statement No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" which eliminates inconsistencies between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of SFAS No. 145 are effective for fiscal years beginning after May 15, 2002 and for transactions occurring after May 15, 2002. The Company does not expect adoption of SFAS No. 145 to have a material impact on its financial statements.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Exit or Disposal Activities" which addresses the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force (EITF) has set forth in EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 will be effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not expect adoption of SFAS No. 146 to have a material impact on its financial statements.

     In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires that a liability be recorded in the guarantor's balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a reconciliation of changes in the entity's product warranty liabilities. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of this standard had no material impact on the Company's financial statements, although the Company has complied with the disclosure requirements of this standard.

     In November 2002, the Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables." EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company believes that the adoption of this standard will have no material impact on its consolidated financial statements.

     In January 2003, the FASB issued Financial Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46). FIN 46 addresses consolidation by business enterprises of variable interest entities. Under that interpretation, certain entities known as Variable Interest Entities (VIEs) must be consolidated by the primary beneficiary of the entity. The primary beneficiary is generally defined as having the majority of the risks and rewards arising from the VIE. For VIEs in which a significant (but not majority) variable interest is held, certain disclosures are required. It applies immediately to variable interest entities created after January 31, 2003, and applies in the first year or interim period beginning after June 15, 2003 to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company does not believe that the adoption of this interpretation will have a material effect on its consolidated financial position, results of operations or cash flows.

     In May 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company is currently analyzing the provisions of SFAS No. 149 to determine if there will be any impact of adoption, but does not believe that there will be any material impact on its consolidated financial statements.

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how companies classify and measures certain financial instruments with characteristics of both liabilities and equity. It requires companies to classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS No. 150 is effective beginning with the second quarter of fiscal 2004; the Company is currently analyzing the provisions of SFAS No. 150 to determine its impact, but does not believe that there will be any material impact on its consolidated financial statements.

     RECLASSIFICATIONS. Certain reclassifications were made to the prior year financial data to conform with the current year presentation.

     INDEMNIFICATION. The Company's major sales agreements provide remedies to customers, such as defense, settlement, or payment of judgment for intellectual property claims related to the use of our products. The Company has also entered into indemnification agreements with its directors and officers and the Company's bylaws contain similar indemnification obligations. Claims made under such indemnifications are rare and the associated estimated fair value of the liability is not material.

3.   NET INCOME PER SHARE

     Basic net income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding. Diluted net income per share is computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding. Common stock equivalents consist of stock options using the treasury stock method.

     The reconciliation of the numerators and denominators of the basic and diluted net income per share computation for fiscal years 2001, 2002, and 2003 is shown below (in thousands, except per share data):

                                                                                                           Fiscal Year
                                                                                                           -----------

                                                                                                   2001         2002        2003
                                                                                                   ----         ----        ----
Net income   ................................................................................. $  7,912     $   5,199    $   2,282
                                                                                               ========     =========    =========

Basic net income per share:
   Weighted average common shares outstanding.................................................    9,897         9,961       10,356
                                                                                               --------     ---------    ---------
Basic net income per share.................................................................... $    .80     $     .52    $     .22
                                                                                               ========     =========    =========

Diluted net income per share:
   Weighted average common shares outstanding.................................................    9,897         9,961       10,356
   Weighted average common shares from stock option grants....................................      549           507          486
                                                                                               --------     ---------    ---------
   Weighted average common shares and common stock equivalents outstanding....................   10,446        10,468       10,842
                                                                                               --------     ---------    ---------

Diluted net income per share.................................................................. $    .76     $     .50    $     .21
                                                                                               ========     =========    =========

     Stock options having an exercise price greater than the average market value for the periods are excluded from the calculation of diluted net income per share, as their effect would be antidilutive. Stock options to purchase 321,400, 280,950, and 168,000 shares were excluded from the calculation of diluted net income per share for the years ended March 31, 2001, 2002, and 2003, respectively.

4.   MAJOR CUSTOMERS AND EXPORT SALES

     Two customers each accounted for more than 10% of revenues during fiscal 2001 and 2002, and one customer accounted for more than 10% of revenues in fiscal 2003, as follows:

                                                   Fiscal Year
                                                   -----------

                                            2001      2002      2003
                                            ----      ----      ----
        Customer A......................     62%       81%       94%
        Customer B......................     22%        7%        --

     One United States customer comprised 98% of accounts receivable at March 31, 2002 and 99% of accounts receivable at March 31, 2003.

     Sales by geographic region are generally determined based upon the ship to address on the invoice. Revenues by geographic region are as follows (in thousands):

                                                       Fiscal Year
                                                       -----------

                                             2001           2002           2003
                                             ----           ----           ----
        United States................  $   21,140      $  18,832      $  22,205
        Other North America..........          10            622          2,780
        Europe.......................       1,408            835            426
        Asia ........................       2,299            580            887
        Rest of world................          49             20             33
                                       ----------      ---------      ---------
                                       $   24,906      $  20,889      $  26,331
                                       ==========      =========      =========

5.   RELATED-PARTY TRANSACTIONS

     On October 21, 2001, the Company entered into a one-year agreement with Wexler & Walker Public Policy Associates, a unit of Hill and Knowlton, Inc., ("Wexler") to be lobbyists on behalf of the Company. The Chairman of Wexler is Robert S. Walker, a brother of director Walter F. Walker. In October 2002, the agreement was extended for the period October 1, 2002 through September 2003, or until terminated upon seven days' notice. The extended agreement provides for a monthly retainer of $10,000. During the 2003 fiscal year, the Company paid $96,985 to Wexler. There were no significant amounts due to Wexler as of March 31, 2002 or 2003.

6.   COMMON STOCK

     STOCK OPTION PLAN. The Company has one stock option plan (the Stock Option
Plan) under which 2,278,602 shares of common stock have been reserved as of March 31, 2003, consisting of 2,059,798 shares for stock options already granted and 218,804 shares for stock options not yet granted.

     The Company's Stock Option Plan provides that stock options may be granted to employees, officers, directors, and consultants of the Company and that option prices may be no less than 100% of the fair market value of the shares at the date of grant. No options were granted to consultants during fiscal 2001, 2002, or 2003. The Board of Directors specifies the term of options and the vesting schedule for exercise of options. The option term cannot exceed ten years (except that incentive stock options granted to a principal shareholder cannot exceed five years). The following table lists Stock Option Plan activity from March 31, 2000 through March 31, 2003:

                                                      Options                           Weighted
                                                     Available     Outstanding           Average
                                                     for Grant       Options         Exercise Price
                                                     ---------       -------         --------------

        Balance March 31, 2000.....................   237,920        1,908,210        $     10.54
           Authorized..............................   300,000              --
           Granted ................................  (364,800)         364,800        $     15.73
           Exercised...............................        --         (141,810)       $      9.62
           Expired ................................   103,100         (103,100)       $     11.54
                                                      -------        ---------
        Balance March 31, 2001.....................   276,220        2,028,100        $     11.49
                                                      -------        ---------
           Authorized..............................   300,000               --
           Granted ................................  (345,500)         345,500        $     13.82
           Exercised...............................        --         (416,618)       $      9.52
           Expired ................................    83,251          (83,251)       $     13.86
                                                      -------        ---------
        Balance March 31, 2002.....................   313,971        1,873,731        $     12.25
                                                      -------        ---------
           Authorized..............................   275,000               --
           Granted ................................  (394,000)         394,000        $     16.03
           Exercised...............................        --         (184,100)       $      8.67
           Expired ................................    23,833          (23,833)       $     16.11
                                                      -------        ---------
        Balance March 31, 2003.....................   218,804        2,059,798        $     13.25
                                                      =======        =========

     The following table summarizes information about stock options outstanding at March 31, 2003:

                                                OPTIONS OUTSTANDING                                 OPTIONS EXERCISABLE
                              --------------------------------------------------------       ----------------------------------
                                 Number           Weighted-Average         Weighted-             Number            Weighted-
         Range of              Outstanding            Remaining             Average           Exercisable           Average
     Exercise Prices           At 3/31/03         Contractual Life      Exercise Price         At 3/31/03        Exercise Price
     ---------------           ----------         ----------------      --------------         ----------        --------------
$  6.97   -  $10.75               334,515             5.2 years            $     9.11            258,598           $      9.43
$10.91    -  $12.69               593,308             5.1 years            $    11.76            542,794           $     11.74
$13.06    -  $15.56               730,775             7.7 years            $    14.05            324,775           $     13.94
$16.47    -  $22.75               401,200             8.2 years            $    17.43            124,000           $     17.02
                                ---------                                                      ---------
          Totals                2,059,798                                                      1,250,167
                                =========                                                      =========

     EMPLOYEE STOCK PURCHASE PLAN. The Company has an Employee Stock Purchase Plan (Stock Purchase Plan), under which 84,461 shares are reserved as of March 31, 2003 for future purchases by employees. Under the Stock Purchase Plan, eligible employees may designate from 2% to 6% of their compensation to be withheld for the purchase of shares of common stock at 67% of a trailing average price. The differential between fair market value and the average price of the shares sold under the Stock Purchase Plan is charged to operations as a compensation expense and is taxed to the employee as income. Under the Stock Purchase Plan, employees purchased 12,964 shares for fiscal 2001, 12,942 shares for fiscal 2002, and 18,405 shares for fiscal 2003. The average purchase price per share was $9.51 for fiscal 2001, $10.52 for fiscal 2002, and $9.74 for fiscal 2003. The weighted average market price per share for shares purchased was $15.05 for fiscal 2001, $17.97 for fiscal 2002, and $14.76 for fiscal 2003.

7.   COMMITMENTS AND CONTINGENCIES

     The Company occupies its buildings under various operating leases. Rent expense relating to these buildings was approximately $1,077,000 for fiscal 2001, $1,169,000 for fiscal 2002, and $1,186,000 for fiscal 2003. As of March
31, 2003, future minimum rental payments relating to these leases are (in thousands):

     Fiscal Year
     -----------
        2004.....................     1,221
        2005.....................       911
        2006.....................       856
        2007.....................       139
        Thereafter...............        --
                                    -------
                                    $ 3,127

     In the normal course of business, the Company is subject to various claims and assertions. In the opinion of management, the ultimate disposition of such claims and assertions will not have a material adverse impact on the financial position of the Company.

8.   INCOME TAXES

     The provision for income taxes for fiscal 2001, 2002, and 2003 consists of the following (in thousands):

                                                       Fiscal Year
                                                       -----------

                                             2001          2002          2003
                                             ----          ----          ----
        Current provision:
           Federal......................  $     136     $      49     $   1,184
           State........................        220           213           336
           Foreign......................        354            --            --
                                          ---------     ---------     ---------
                                                710           262         1,520
                                          ---------     ---------     ---------
        Deferred provision:
           Federal......................     (1,807)       (3,048)           --
                                          ---------     ---------     ---------

        Income tax expense (benefit)....  $  (1,097)    $  (2,786)    $   1,520
                                          =========     =========     =========

     The Company's effective tax rate differs from the statutory rate as follows:

                                                              FISCAL YEAR
                                                              -----------
                                                      2001     2002       2003
                                                      ----     ----       ----
        Tax rate reconciliation:
           Federal statutory rate.................     34%      34%        34%
           State tax, net of federal  benefit.....      6%       6%         6%
        Change in valuation allowance.............    (58%)   (159%)        --
        Alternative minimum taxes.................      2%       --         --
                                                   -------   ------     ------
                                                      (16%)   (119%)       40%
                                                   =======   ======     ======

     The major components of the net deferred tax asset as of March 31 are as follows (in thousands):

                                                               2002       2003
                                                               ----       ----
        Net operating loss carryforwards:
           Federal................................         $ 10,420   $ 10,311
        Tax credits...............................              440        537
        Reserves and accruals not
           currently deductible for tax purposes..            2,373        964
        Depreciation..............................              461        574
        Capitalized patent costs..................             (175)      (153)
        Other  ...................................              211        107
                                                           --------   --------
           Total deferred tax asset...............           13,730     12,340
        Valuation allowance, equity...............           (5,318)    (5,254)
                                                           --------   --------
        Net deferred tax asset....................         $  8,412   $  7,086
                                                           ========   ========

     The Company analyzes its deferred tax assets with regard to potential realization. The Company has established a valuation allowance on a portion of the deferred tax assets as management could not conclude that it was more likely than not that those deferred tax assets would be realized. The Company's determination of the realizability of its deferred tax assets involves considering all available evidence, both positive and negative, regarding the likelihood of sufficient future income. The methodology used involves estimates of future income which assumes ongoing profitability of its core business and includes the estimated impact of future stock option deductions and the expiration dates and amounts of NOL carryforwards. These estimates of future income are projected through the life of the related deferred tax assets using assumptions which management believes to be reasonable. As of March 31, 2003, the Company would require approximately $17 million of future taxable income to realize the related deferred tax assets recognized as of March 31, 2003.

     There are timing differences between when certain items are included in book income and when the same items are included on income tax returns. Therefore, tax payments or credits often occur in different periods than when an income tax expense or benefit is included in the statements of income.

     The Company's federal net operating loss carryforwards as of March 31, 2003 of $30,326,000 will expire at various dates from 2005 through 2023, if not utilized. The tax effect of this amount is reflected above in the $10,311,000 amount. Of this amount, $5,254,000 will be credited to stockholders' equity to the extent the Company concludes that it is more likely than not that this amount will be realized. Tax credits in the amount of $300,000 for alternative minimum taxes have no expiration. Other tax credits in the amount of $237,000 will expire on various dates from 2013 through 2018 if not utilized.


                                     DREXLER TECHNOLOGY CORPORATION AND SUBSIDIARIES

                                      SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
                                        (In thousands, except per share amounts)


                                                        1st Quarter      2nd Quarter       3rd Quarter      4th Quarter
                                                        -----------      -----------       -----------      -----------
Fiscal 2002
   Product sales......................................   $   3,972        $   3,909         $   7,030        $   4,651
   License and other revenue..........................         311              765                --              251
   Total revenues.....................................       4,283            4,674             7,030            4,902
   Cost of product sales..............................       2,273            2,063             3,734            2,582
   Net income.........................................       1,134            1,418             1,659              988
   Net income per share:
       Basic..........................................   $     .12        $     .14         $     .17        $     .10
       Diluted........................................   $     .11        $     .14         $     .15        $     .09
   Weighted average number of common
       and common equivalent shares:
       Basic..........................................       9,820            9,813            10,015           10,194
       Diluted........................................      10,135           10,039            10,847           10,975

Fiscal 2003
   Product sales......................................   $   6,588        $   9,493 (1)     $   4,490        $   4,650
   License and other revenue..........................          --               --               875              235
   Total revenues.....................................       6,588            9,493 (1)         5,365            4,885
   Cost of product sales..............................       3,285            5,095             2,580            2,946
   Net income (loss)..................................         659            1,375               397             (149)
   Net income (loss) per share:
       Basic..........................................   $     .06        $     .13         $     .04        $    (.01)
       Diluted........................................   $     .06        $     .13         $     .04        $    (.01)
   Weighted average number of common and
       common equivalent shares:
       Basic..........................................      10,300           10,314            10,376           10,433
       Diluted........................................      11,117           10,764            10,788           10,433


(1)    During the second quarter of fiscal 2003, for the first time, the Company received a fixed schedule for shipments out of a secure, government-funded vault built on Company premises. Revenue on all of the 2.17 million cards located in the vault was recognized upon the receipt of such fixed shipment schedule. Had the Company not received this fixed schedule, revenues for the fiscal 2003 second quarter would have been based only on shipment of cards out of the vault, as in the past, which would have reduced revenue by approximately $6.9 million for the three months ended September 30, 2002.

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

     Arthur Andersen's report on the Company's consolidated financial statements for the fiscal year ended March 31, 2001 did not contain an adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principles.

     During the fiscal year ended March 31, 2001 and through the date of their dismissal, there were no disagreements with Arthur Andersen on any matter of accounting principle or practice, financial statement disclosure, or auditing scope or procedure which, if not resolved to Arthur Andersen's satisfaction, would have caused them to make reference to the subject matter in connection with their report on the Company's consolidated financial statements for such year; and there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

     The Company provided Arthur Andersen with a copy of the foregoing disclosures. A copy of Arthur Andersen's letter dated April 10, 2002, stating its agreement with such statements, is contained in Exhibit 16 to the Company's Report on Form 8-K dated April 8, 2002, filed by the Company on April 12, 2002.

     During the fiscal year ended March 31, 2001 and through the date of engagement of PWC, the Company did not consult PWC with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's consolidated financial statements, or any other matters or reportable events as set forth in Items 304(a)(2)(i) and (ii) of Regulation S-K.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

A.    DIRECTORS AND EXECUTIVE OFFICERS

                                       Officer or
                                        Director
            Name               Age       Since           Position with Registrant and, If Different, Principal Occupation
            ----               ---       -----           ----------------------------------------------------------------
Jerome Drexler                  75        1968       Chairman of the Board of Directors and Chief Executive Officer of Drexler
                                                     Technology Corporation and its wholly owned subsidiary,  LaserCard Systems
                                                     Corporation.

Richard M. Haddock              51        1997       Director; President and Chief Operating Officer (since 1997) of Drexler
                                                     Technology Corporation and President and Chief Operating Officer (since 1989)
                                                     of its wholl owned subsidiary, LaserCard Systems Corporation.

Christopher J. Dyball           52        1992       Director; Executive Vice President and General Manager, Card Manufacturing,
                                                     Drexler Technology Corporation.

Steven G. Larson                53        1987       Vice President of Finance and Treasurer of Drexler Technology Corporation and
                                                     its wholly owned subsidiary, LaserCard Systems Corporation.

Arthur H. Hausman               79        1981       Director. Private investor. Retired Chairman, President, and Chief Executive
                                                     Officer of Ampex Corporation (manufacturer of professional audio-video systems, data/memory products, and magnetic tape). Director of California Amplifier,
                                                     Inc. (low-noise amplifiers).

Dan Maydan                      67        1998       Director. President Emeritus (since May 2003), President (1993 to May 2003) and
                                                     Director (since 1992) of Applied Materials, Inc. (semiconductor manufacturing equipment). Director of Electronics for Imaging, Inc. (software). Member of the
                                                     National Academy of Engineering.

William E. McKenna              83        1970       Director. Private investor. Director of Midway Games, Inc. (interactive entertainment software for the home market) and WMS Industries, Inc.
                                                     (coin-operated video and other games). Certified Public Accountant (New York and California).

Walter F. Walker                48        1999       Director. President, CEO, and Director (since 2001) of The Basketball Club of
                                                     Seattle, LLC, which owns the Seattle Sonics & Storm Basketball teams (NBA and
                                                     WNBA basketball); formerly President (since 1994) of Seattle SuperSonics NBA basketball team. Previously, was President (in 1994) of Walker Capital, Inc.
                                                     (money management firm) and Vice President (from 1987 to 1994) of Goldman Sachs
                                                     & Co. (investment banking firm). Director of Advanced Digital Information
                                                     Corporation (archival and backup data-storage peripherals). National Trustee of
                                                     Boys & Girls Clubs of America. Member of the Institute of Chartered Financial
                                                     Analysts (CFAs).

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

B.   SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors, executive officers, and beneficial owners of more than 10% of the Company's common stock to file with the Commission initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. The Company typically files these reports on behalf of its directors and officers, based on information provided by them. A Form 5 was filed in May 2003 on behalf of director Walter F. Walker, whose spouse sold 500 shares in March 2002; Mr. Walker disclaims beneficial ownership of the 1,000 shares currently owned by his spouse. With the exception of this late filing, the Company believes, based on its review of Forms 3, 4, 5, if any, and periodic written representations from reporting persons, that all other officers, directors, and holders of more than 10% of the Company's common stock complied with all Section 16(a) filing requirements for the 2003 fiscal year. The SEC website address
"www.sec.gov/cgi-bin/browse-edgar?action=getcompany&CIK=30140&owner=only"
contains the electronic filings of Forms 3, 4, and 5 related to beneficial ownership by the Company's directors and executive officers.

ITEM 11. EXECUTIVE COMPENSATION

A.   COMPENSATION OF EXECUTIVE OFFICERS

     The Summary Compensation table below discloses the total compensation paid to each of the Company's four executive officers for the three fiscal years ended March 31, 2003, for services rendered in all capacities to the Company and its subsidiaries.

                                                   SUMMARY COMPENSATION TABLE


                                                        Annual Compensation           Long-term Compensation
                                                        -------------------           ----------------------

                                         Fiscal                                        Securities Underlying         All Other
Name and Principal Position               Year        Salary ($)      Bonus ($)          Option Grants (#)        Compensation(1)
---------------------------               ----        ----------      ---------          -----------------        ---------------
Jerome Drexler                            2003        $  245,405            --                      --                    --
  Chairman of the Board and               2002           237,972            --                      --                    --
  Chief Executive Officer                 2001           235,622      $ 50,000                      --                    --

Richard M. Haddock                        2003        $  282,158            --                  50,000                $6,250
  President and                           2002           263,645            --                  30,000                 5,437
  Chief Operating Officer                 2001           255,029      $ 50,000                  30,000                 2,625

Christopher J. Dyball                     2003        $  263,109            --                  50,000                $6,250
  Executive Vice President; General       2002           256,763            --                  30,000                 5,437
  Manager, Card Manufacturing             2001           237,227      $ 50,000                  30,000                 2,625

Steven G. Larson                          2003        $  217,217            --                  35,000                $6,123
  Vice President of Finance               2002           207,810            --                  12,000                 5,437
  and Treasurer                           2001           207,234      $ 30,000                  20,000                 2,625

-----------------------
(1) Represents the Company's matching contribution on behalf of these individuals in the Company's 401(k) Plan.

Stock Option Grants to Executive Officers

     The following table sets forth the stock options granted to each of the Company's four executive officers under the Company's Stock Option Plan during the 2003 fiscal year ended March 31, 2003. The options become exercisable in installments of one-fourth (1/4) each after one, two, three, and four years from the date of grant.


                                        OPTION GRANTS IN LAST FISCAL YEAR

                                                Individual Grants
                                                                                           Potential Realizable Value at
                             Number of          Percent of                                     Assumed Annual Rates of
                             Securities       Total Options    Exercise                      Stock Price Appreciation
                             Underlying         Granted to       Price      Expiration          For Option Term (3)
                              Options           Employees      ($/Share)       Date             -------------------
        Name                 Granted(#)       in Fiscal Year      (1)          (2)          5% ($)              10% ($)
        ----                 ----------       --------------   ---------    ----------      ------              -------
Jerome Drexler                      --                --             --           --             --                   --
Richard Haddock                 50,000             12.69%       $17.675       6/6/12       $555,786           $1,408,470
Christopher Dyball              50,000             12.69%       $17.675       6/6/12        555,786            1,408,470
Steven Larson                   35,000              8.88%       $17.675       6/6/12        389,050              985,929

---------------------

(1) At the discretion of the Board of Directors and/or Stock Option Committee, the optionee may pay the exercise price to the Company in cash or by delivering already owned shares, subject to certain conditions.

(2) Options have ten-year terms but are subject to earlier termination in certain events.

(3) The 5% and 10% assumed rates of appreciation are mandated by the rules of the Securities and Exchange Commission and do not represent the Company's estimate or projection of the future common stock price.

Aggregated Option Exercises and Options Held by Executive Officers

     The following table sets forth the value of options exercised by the Company's executive officers during the fiscal year ended March 31, 2003, and remaining options held at fiscal year end.


                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR-END OPTION VALUES

                                                                 Number of Securities
                                  Shares                        Underlying Unexercised            Value of Unexercised
                                 Acquired                             Options at                 In-the-Money Options at
                                    on            Value           Fiscal Year-End (#)             Fiscal Year-End ($)(2)
                                 Exercise        Realized         -------------------             ----------------------
            Name                    (#)           ($)(1)     Exercisable     Unexercisable     Exercisable     Unexercisable
            ----                 --------        --------    -----------     -------------     -----------     -------------
Jerome Drexler                    85,600         $989,047      155,000               --          $386,548              --
Richard Haddock                       --               --      192,000           87,500          $484,894         $25,763
Christopher Dyball                    --               --      160,200           87,500          $351,114         $25,763
Steven Larson                         --               --      115,667           54,000          $196,604         $10,305

---------------------

(1) Market value of underlying securities (based on the fair market value of the Company's common stock on The Nasdaq Stock Market) at the time of their exercise, minus the exercise price.

(2) Market value of securities underlying in-the-money options at fiscal year end (based on $14.27 per share, the average market price of the Company's common stock on The Nasdaq Stock Market on the last day of the Company's fiscal year) minus the exercise price.

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

D.   COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     During fiscal 2003, none of the Company's executive officers served on the board of directors of any entities whose directors or officers serve on the Company's Compensation Committee. During fiscal 2003, Mr. McKenna and Dr. Maydan served as members of the Compensation Committee, which is currently composed entirely of two outside directors who are not officers or employees of the Company. As presently established, the Compensation Committee approves the salary of executive officers, including the Chief Executive Officer, and certain other employees.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The table below, based upon information supplied by the principal stockholders, shows the name, address, number of shares held, nature of ownership, and percentage of shares held as of March 31, 2003 by the persons or entities known to the Company to own beneficially more than 5% of the outstanding common stock. Applicable percentages are based on 10,443,192 shares outstanding on March 31, 2003.

                 BENEFICIAL OWNERSHIP BY PRINCIPAL STOCKHOLDERS

                                                                                      Common       Percent of
                         Name and Address of Beneficial Owner                       Shares (1)      Class (2)
                         ------------------------------------                       ----------      --------
Jerome Drexler, c/o Drexler Technology Corporation, 1077 Independence Avenue,
Mountain View, CA 94043                                                             898,445 (3)        8.5%

FMR Corp., 82 Devonshire Street, Boston, MA 02109                                 1,205,745 (4)       11.5%

William D. Witter, Inc., 51st Floor, 153 E. 53rd Street, New York, NY 10022       1,023,560 (5)        9.8%

---------------------

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

(3) Includes 155,000 shares purchasable by exercise of option within 60 days. Does not include 7,700 shares owned by Mr. Drexler's wife, as to which shares Mr. Drexler disclaims any beneficial ownership. Includes 10,000 shares held by The Drexler Foundation, the assets of which are perpetually dedicated to charity. The power to vote and to dispose of the shares held by The Drexler Foundation is shared by the Foundation's directors, consisting of Mr. Drexler and his wife. Mr. Drexler disclaims beneficial ownership with respect to these shares.

(4) This information is based on a Schedule 13F-HR filing with the SEC for the quarter ended March 31, 2003 by FMR Corp.("FMR") on behalf of Edward C. Johnson 3d and Abigail P. Johnson: Fidelity Management & Research Company, a registered investment adviser and wholly owned subsidiary of FMR, is the beneficial owner of 1,043,326 shares over which Mr. Johnson and FMR each have sole dispositive power and the Funds' Boards of Trustees have sole voting power; Fidelity Management Trust Company, a wholly owned subsidiary of FMR, is the beneficial owner of 521,645 shares over which Mr. Johnson and FMR each have sole voting and sole dispositive power.

(5) This information is based on a Schedule 13F-HR filing with the SEC for the quarter ended March 31, 2003 by William D. Witter, Inc. Of the 1,023,560 shares attributed to William D. Witter, Inc., it has sole voting power over 903,082 of these shares and sole dispositive power over all 1,023,560 shares.

     The following table contains information as of March 31, 2003, respecting the number of shares and percentage of the Company's common stock beneficially owned by each of the Company's seven directors, by each executive officer of the Company, and by all executive officers and directors as a group. The address of each beneficial owner listed in the table is c/o Drexler Technology Corporation, 1077 Independence Avenue, Mountain View, California 94043. Applicable percentages are based on 10,443,192 shares outstanding on March 31, 2003.

               STOCK OWNERSHIP BY DIRECTORS AND EXECUTIVE OFFICERS

                                                                              Common            Percent
                   Name                                                     Shares (1)        of Class (2)
                   ----                                                     ----------        ------------
     Jerome Drexler                                                         898,445 (3)            8.5%

     Arthur H. Hausman                                                       56,392 (4)             .5%

     Dan Maydan                                                              33,000 (5)             .3%

     William E. McKenna                                                      83,483 (6)             .8%

     Walter F. Walker                                                        48,250 (7)             .5%

     Richard M. Haddock                                                     199,214 (8)            1.9%

     Christopher J. Dyball                                                  167,088 (9)            1.6%

     Steven G. Larson                                                       118,822 (10)           1.1%

     All executive officers and directors as a group (8 persons)          1,604,694 (11)          14.3%

     ----------------------------------------

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

(3) Includes 155,000 shares purchasable by exercise of option within 60 days. Does not include 7,700 shares owned by Mr. Drexler's wife, as to which shares Mr. Drexler disclaims any beneficial ownership. Includes 10,000 shares held by The Drexler Foundation, the assets of which are perpetually dedicated to charity. The power to vote and to dispose of the shares held by The Drexler Foundation is shared by the Foundation's directors, consisting of Mr. Drexler and his wife. Mr. Drexler disclaims beneficial ownership with respect to these shares.

(4)  Includes 36,000 shares purchasable by exercise of option within 60 days.

(5)  Includes 33,000 shares purchasable by exercise of option within 60 days.

(6)  Includes 48,000 shares purchasable by exercise of option within 60 days.

(7) Includes 31,000 shares purchasable by exercise of option within 60 days. Does not include 1,000 shares owned by Mr. Walker's wife, as to which shares Mr. Walker disclaims any beneficial ownership.

(8)  Includes 192,000 shares purchasable by exercise of option within 60 days.

(9)  Includes 160,000 shares purchasable by exercise of option within 60 days.

(10) Includes 115,667 shares purchasable by exercise of option within 60 days.

(11) Includes 770,867 shares purchasable by exercise of option within 60 days.


                      EQUITY COMPENSATION PLAN INFORMATION

     The table below shows information as of March 31, 2003, with respect to equity compensation plans under which equity securities of the Company are authorized for issuance. The Company's equity compensation plans, consisting of the Stock Option Plan and Employee Stock Purchase Plan, are approved by security holders.


                                  Number of Securities to Be      Weighted-Average          Number of Securities Remaining
                                    Issued upon Exercise of      Exercise Price of        Available for Future Issuance under
                                     Outstanding Options,       Outstanding Options,     Equity Compensation Plans (Excluding
         Plan Category               Warrants, and Rights       Warrants, and Rights     Securities  Reflected in Column (A))
         -------------               --------------------       --------------------     ------------------------------------
                                              (a)                       (b)                               (c)
Equity compensation plans
approved by security holders               2,059,798                   $13.25                          303,265 (1)

Equity compensation plans not
approved by security holders                       0                       0                                 0

---------------------

(1) Includes 84,461 shares reserved as of March 31, 2003 for future purchases by employees through payroll deductions under the Company's Employee Stock Purchase Plan, which is available to all regular employees who work a minimum of 30 hours per week and who have completed six months of employment with the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     On October 21, 2001, the Company entered into a one-year agreement with Wexler & Walker Public Policy Associates, a unit of Hill and Knowlton, Inc., ("Wexler") to be lobbyists on behalf of the Company. The Chairman of Wexler is Robert S. Walker, a brother of director Walter F. Walker. In October 2002, the agreement was extended for the period October 1, 2002 through September 2003, or until terminated upon seven days' notice. The extended agreement provides for a monthly retainer of $10,000. During the 2003 fiscal year, the Company paid $96,985 to Wexler. There were no significant amounts due to Wexler as of March 31, 2002 or 2003.

ITEM 14. CONTROLS AND PROCEDURES

     EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. The Company's principal executive officer and principal financial officer have evaluated the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) within the 90 days prior to the filing of this Form 10-K and have determined that they are reasonable, taking into account the totality of the circumstances.

     CHANGES IN INTERNAL CONTROLS. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, which was shortly prior to the release of the Company's earnings statement for the period covered by this Form 10-K.

                                     PART IV
                                     -------

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  List of Documents Filed as Part of this Report

     1. The consolidated financial statements of the Company, filed herewith under Item 8, as follows:

                                                                                           Page Number
                                                                                           -----------
          (1)  Reports of Independent Accountants and Independent Public
               Accountants                                                                      32

          (2)  Consolidated Balance Sheets at March 31, 2002 and March 31, 2003                 34

          (3)  Consolidated Statements of Income for Fiscal Years 2001, 2002,
               and 2003                                                                         35

          (4)  Consolidated Statements of Stockholders' Equity for Fiscal Years
               2001, 2002, and 2003                                                             36

          (5)  Consolidated Statements of Cash Flows for Fiscal Years 2001,
               2002, and 2003                                                                   37

          (6)  Notes to Consolidated Financial Statements                                       38

     2.   Financial Statement Schedules:

          The schedule supporting the Company's Consolidated Financial
          Statements, filed herewith under Item 14(d), as follows:

          Schedule
           Number                        Description                                       Page Number
           ------                        -----------                                       -----------

             --         Report of Independent Accountants on Financial
                        Statement Schedule                                                      58

             II         Valuation and Qualifying Accounts                                       59

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

     3.   Exhibits:

          The Exhibits to this Report, filed herewith under Item 14(c) or incorporated by reference from other documents previously filed with the Securities and Exchange Commission, as follows:

          Exhibit                                                                   Filed Herewith or Incorporated
          Number                         Description                                     Herein by Reference to
          ------                         -----------                                     ----------------------

           3.1          Amended and Restated Certificate of Incorporation        Exhibit 3.1.1 to Report on Form 10-Q
                                                                                 for period ended September 30, 2000

           3.2          Amended and Restated By-Laws as of July 24, 2001         Exhibit 3.2. to Report on Form 10-K
                                                                                 filed June 21, 2002

          10.1          Building lease agreement with The Milla and              Exhibit 10.1.6 to Report on Form 10-K
                        Raymond Handley 1992 Trust (Marine Way)                  for fiscal year ended March 31, 2000


          Exhibit                                                                   Filed Herewith or Incorporated
          Number                         Description                                     Herein by Reference to
          ------                         -----------                                     ----------------------
          10.1.1        Building lease agreement with Renault & Handley          Exhibit 10.1 to Report on Form 10-Q
                        Employees Investment Co. (Bayshore Parkway)              for period ended September 30, 2000

          10.2          Optical memory card manufacturing license with           Exhibit 4 to Report on Form 8-K
                        Canon Inc.                                               dated January 10, 1989

          10.3          Optical memory card manufacturing license with           Exhibit 10.8 to Report on Form 10-K
                        Optical Memory Card Business Corporation                 for fiscal year ended March 31, 1991

          10.4*         Stock Option Plan                                        Exhibit 10.1 to Report on Form 10-Q
                                                                                 for period ended September 30, 2000

          10.4.1*       Amendment to Stock Option Plan                           Exhibit 10.4.1 to Report on Form 10-K
                                                                                 filed June 28, 2001

          10.4.2*       Amended and Restated Stock Option Plan                   Exhibit 10.4.1 to Report on Form 10-K
                                                                                 filed November7, 2002

          10.5          Patent License Agreement with Nippon Conlux Co., Ltd.    Exhibit 10.6 to Report on Form 10-K
                                                                                 for fiscal year ended March 31, 1999

          10.6          Subcontract with Information Spectrum Inc. dated         Exhibit 10.6 to Report on Form 10-K
                        June 2, 2000 (INS/DOS)                                   filed June 28, 2001

          16            Letter re Change in Certifying Accountants               Exhibit 16 to Report on Form 8-K
                                                                                 dated April 8, 2002

          21            Subsidiaries of the Registrant                           Exhibit 21 to Report on Form 10-K
                                                                                 filed June 28, 2001

          23            Consent of Independent Accountants                       Filed herewith as page 64

     ------------------------
     *Indicates management contract or compensatory plan or arrangement.

(b)  Reports on Form 8-K

     None.

(c)  Exhibits

     Exhibit 23 is filed herewith as page 64.

(d)  Financial Statement Schedule

     Schedule II to the Company's consolidated financial statements follows on page 59.

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE



To the Board of Directors and Stockholders of Drexler Technology Corporation:

     Our audit of the consolidated financial statements of Drexler Technology Corporation referred to in our report dated April 28, 2003, which report and consolidated financial statements are included in this Annual Report on Form 10-K, also included an audit of the financial statement schedule for Fiscal 2003 and Fiscal 2002 listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



/s/PricewaterhouseCoopers LLP
San Jose, CA
April 28, 2003


                                                                                                                      SCHEDULE II


                                         DREXLER TECHNOLOGY CORPORATION AND SUBSIDIARIES

                                                VALUATION AND QUALIFYING ACCOUNTS
                                    For the Fiscal Years Ended March 31, 2001, 2002, and 2003



                                     Balance at       Additions (Deletions)    Additions
                                     Beginning              Charged to         Charged to                            Balance at
       Description                   of Period           Profit and Loss     Other Accounts       Deductions       End of Period
       -----------                   ---------           ---------------     --------------       ----------       -------------
Fiscal 2001:

    Product return reserve          $     500,000        $            --     $           --     $       266,000    $     234,000
                                    =============        ===============     ==============     ===============    =============

    Deferred tax asset
       valuation allowance          $  12,201,000        $    (1,807,000)    $      373,000     $    (2,359,000)   $   8,408,000
                                    =============        ===============     ==============     ===============    =============
Fiscal 2002:

    Product return reserve          $     234,000        $      (127,000)    $           --     $         7,000    $     100,000
                                    =============        ===============     ==============     ===============    =============

    Deferred tax asset
       valuation allowance          $   8,408,000        $    (3,048,000)    $    1,499,000     $    (1,541,000)   $   5,318,000
                                    =============        ===============     ==============     ===============    =============

Fiscal 2003:

    Product return reserve          $     100,000        $            --     $           --     $        10,000    $      90,000
                                    =============        ===============     ==============     ===============    =============

    Deferred tax asset
       valuation allowance          $   5,318,000        $            --     $           --     $        64,000    $   5,254,000
                                    =============        ===============     ==============     ===============    =============

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

     Dated: July 11, 2003

           D R E X L E R  T E C H N O L O G Y  C O R P O R A T I O N

            By               /s/ Jerome Drexler
              ----------------------------------------------------
              Jerome Drexler, Chairman and Chief Executive Officer

     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Jerome Drexler and Steven G. Larson, and each of them, acting individually, as his attorney-in-fact, each with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

             Signature                                   Title                              Date
             ---------                                   -----                              ----
/s/ Jerome Drexler                        Chairman of the Board of Directors            July 11, 2003
------------------------------------      and Chief Executive Officer
Jerome Drexler                            (Principal Executive Officer)

/s/ Steven G. Larson                      Vice President of Finance and Treasurer       July 11, 2003
------------------------------------      (Principal Financial Officer and
Steven G. Larson                          Principal Accounting Officer)

/s/ Richard M. Haddock                    President and Chief Operating Officer;        July 11, 2003
------------------------------------      Director
Richard M. Haddock

/s/ Christopher J. Dyball                 Executive Vice President;                     July 11, 2003
------------------------------------      Director
Christopher J. Dyball

/s/ Arthur H. Hausman                     Director                                      July 11, 2003
------------------------------------
Arthur H. Hausman

/s/ Dan Maydan                            Director                                      July 11, 2003
------------------------------------
Dan Maydan

/s/ William E. Mckenna                    Director                                      July 11, 2003
------------------------------------
William E. McKenna

/s/ Walter F. Walker                      Director                                      July 11, 2003
------------------------------------
Walter F. Walker

The certification statements by Registrant's chief executive officer and chief financial officer relating to this Annual Report on Form 10-K, as required by section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. section 1350), have been submitted to the Securities and Exchange Commission as additional correspondence accompanying this report.

                                 CERTIFICATIONS
                                 --------------

     I, Jerome Drexler, certify that:

     1. I have reviewed this annual report on Form 10-K of Drexler Technology Corporation, a Delaware corporation;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

        (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

        (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

        (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

        (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: July 11, 2003


By:          /s/ Jerome Drexler
    -------------------------------------
    Jerome Drexler, Chairman of the Board
        (Principal Executive Officer)

                                 CERTIFICATIONS
                                 --------------

     I, Steven G. Larson, certify that:

     1. I have reviewed this annual report on Form 10-K of Drexler Technology Corporation, a Delaware corporation;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

        (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

        (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

        (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

        (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: July 11, 2003


By:               /s/ Steven G. Larson
    ------------------------------------------------------
    Steven G. Larson, Vice President Finance and Treasurer
               (Principal Financial Officer)

                  EXHIBIT INDEX

                                INDEX TO EXHIBITS
                                  [ITEM 14(c)]
Exhibit
Number      Description
------      -----------

3.1 Amended and Restated Certificate of Incorporation; previously filed as Exhibit 3.1.1 to Report on Form 10-Q for period ended September 30, 2000, and incorporated herein by reference

3.2 Amended and Restated By-Laws as of July 24, 2001; previously filed as Exhibit 3.2. to Report on Form 10-K filed June 21, 2002 and incorporated herein by reference

10.1 Building lease agreement with The Milla and Raymond Handley 1992 Trust (Marine Way); previously filed as Exhibit 10.1.6 to Report on Form 10-K for fiscal year ended March 31, 2000, and incorporated herein by reference

10.1.1 Building lease agreement with Renault & Handley Employees Investment Co. (Bayshore Parkway); previously filed as Exhibit 10.1 to Report on Form 10-Q for period ended September 30, 2000, and incorporated herein by reference

10.2        Optical memory card manufacturing license with Canon Inc.;
            previously filed as Exhibit 4 to Report on Form 8-K dated January 10, 1989, and incorporated herein by reference

10.3 Optical memory card manufacturing license with Optical Memory Card Business Corporation; previously filed as Exhibit 10.8 to Report on Form 10-K for fiscal year ended March 31, 1991, and incorporated herein by reference

10.4 Stock Option Plan; previously filed as Exhibit 10.1 to Report on Form 10-Q for period ended September 30, 2000, and incorporated herein by reference

10.4.1 Amendment to Stock Option Plan; previously filed as Exhibit 10.4.1 to Report on Form 10-K filed June 28, 2001, and incorporated herein by reference

10.5 Patent License Agreement with Nippon Conlux Co., Ltd.; previously filed as Exhibit 10.6 to Report on Form 10-K for fiscal year ended March 31, 1999, and incorporated herein by reference

10.6        Subcontract with Information Spectrum Inc. dated June 2, 2000;
            (INS/DOS) previously filed as Exhibit 10.6 to Report on Form 10-K filed June 28, 2001, and incorporated herein by reference

16          Letter re Change in Certifying Accountant; previously filed as
            Exhibit 16 to Report on Form 8-K dated April 8, 2002

21 Subsidiaries of the Registrant; previously filed as Exhibit 21 to Report on Form 10-K filed June 28, 2001, and incorporated herein by reference

23          Consent of Independent Accountants; filed herewith as page 64