Form 10-Q
period 2003-06-30
DREXLER TECHNOLOGY CORP
filed 2003-08-08
CIK 30140

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q



               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2003


                        Commission File Number: 000-06377


                         DREXLER TECHNOLOGY CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Delaware                                             77-0176309
-------------------------------                        -------------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                             Identification No.)


1077 Independence Avenue, Mountain View, CA                    94043-1601
-------------------------------------------            -------------------------
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

Number of outstanding shares of common stock, $.01 par value, at August 5, 2003:
10,555,007


                                            TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION                                                            Page Number
         Item 1.   Condensed Consolidated Financial Statements (Unaudited)
                       Condensed Consolidated Balance Sheets                                   3
                       Condensed Consolidated Statements of Operations                         4
                       Condensed Consolidated Statements of Cash Flows                         5
                   Notes to Condensed Consolidated Financial Statements                        6

         Item 2.   Management's Discussion and Analysis of Financial
                   Condition and Results of Operations (Unaudited)                            10

         Item 3.   Quantitative and Qualitative Disclosures about Market Rate Risks           17

         Item 4.   Controls and Procedures                                                    18

PART II. OTHER INFORMATION                                                                    18

         Item 1.   Legal Proceedings                                                          18
         Item 5.   Other Information                                                          18
         Item 6.   Exhibits and Reports on Form 8-K                                           18

SIGNATURES                                                                                    19

CERTIFICATIONS                                                                                20


------------------------------------------------------------------------------------------------------

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


                                           DREXLER TECHNOLOGY CORPORATION AND SUBSIDIARIES
                                                CONDENSED CONSOLIDATED BALANCE SHEETS
                                                             (UNAUDITED)
                                         (In thousands, except share and per share amounts)

                                                                                               March 31, 2003          June 30, 2003
                                                                                               --------------          -------------

                                                               ASSETS
Current assets:
   Cash and cash equivalents .....................................................                $  5,754               $ 10,971
   Short-term investments ........................................................                   4,363                  2,972
   Accounts receivable ...........................................................                   1,659                    256
   Inventories ...................................................................                   5,711                  5,448
   Deferred tax asset ............................................................                   2,689                  3,660
   Prepaid and other current assets ..............................................                   1,016                    632
                                                                                                  --------               --------
      Total current assets .......................................................                  21,192                 23,939
                                                                                                  --------               --------

Property and equipment, at cost ..................................................                  23,204                 23,151
   Less--accumulated depreciation and amortization ...............................                 (15,795)               (15,405)
                                                                                                  --------               --------
      Property and equipment, net ................................................                   7,409                  7,746

Long-term investments ............................................................                   6,898                  2,398
Patents and other intangibles, net ...............................................                     567                    534
Deferred tax asset, net ..........................................................                   4,397                  4,397
                                                                                                  --------               --------

           Total assets ..........................................................                $ 40,463               $ 39,014
                                                                                                  ========               ========

                                                LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable ..............................................................                $  1,085               $    333
   Accrued liabilities ...........................................................                   1,439                  1,650
   Advance payments from customers ...............................................                   1,096                    529
                                                                                                  --------               --------
      Total current liabilities ..................................................                   3,620                  2,512
                                                                                                  --------               --------

Stockholders' equity:
   Preferred stock, $.01 par value:
      Authorized--2,000,000 shares
      Issued--none ...............................................................                      --                     --
   Common stock, $.01 par value:
      Authorized--30,000,000 shares
      Issued--10,443,192 shares at March 31, 2003
           and 10,545,724 shares at June 30, 2003 ................................                     104                    105
   Additional paid-in capital ....................................................                  42,556                 43,670
   Accumulated deficit ...........................................................                  (5,817)                (7,273)
                                                                                                  --------               --------
      Total stockholders' equity .................................................                  36,843                 36,502
                                                                                                  --------               --------

           Total liabilities and stockholders' equity ............................                $ 40,463               $ 39,014
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


                                       DREXLER TECHNOLOGY CORPORATION AND SUBSIDIARIES
                                       CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                         (UNAUDITED)
                                           (In thousands, except per share amounts)

                                                                                                       Three Months Ended
                                                                                                           June 30,
                                                                                                      2002            2003
                                                                                                      ----            ----
Revenues:
       Total revenues .............................................................................    6,588           2,446
                                                                                                    --------        --------

Cost of product sales .............................................................................    3,285           2,556
                                                                                                    --------        --------

       Gross profit (loss) ........................................................................    3,303            (110)
                                                                                                    --------        --------

Operating expenses:
    Selling, general, and administrative expenses .................................................    1,570           1,769
    Research and engineering expenses .............................................................      776             612
                                                                                                    --------        --------
       Total operating expenses ...................................................................    2,346           2,381
                                                                                                    --------        --------

           Operating income (loss) ................................................................      957          (2,491)

Other income ......................................................................................      106              64
                                                                                                    --------        --------

           Income (loss) before income taxes ......................................................    1,063          (2,427)

Income tax expense (benefit) ......................................................................      404            (971)
                                                                                                    --------        --------

           Net income (loss)......................................................................  $    659        $ (1,456)
                                                                                                    ========        ========

Net income (loss) per share:
           Basic .................................................................................  $    .06        $   (.14)
           Diluted................................................................................  $    .06        $   (.14)

Weighted-average shares used in computing net income (loss) per share:
           Basic ..................................................................................   10,300          10,478
           Diluted ................................................................................   11,117          10,478


              The accompanying notes are an integral part of these condensed consolidated financial statements.


                                         DREXLER TECHNOLOGY CORPORATION AND SUBSIDIARIES
                                         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                           (UNAUDITED)
                                                          (In thousands)


                                                                                                           Three Months Ended
                                                                                                                June 30,
                                                                                                           2002          2003
                                                                                                           ----          ----
Cash flows from operating activities:
   Net income (loss)...................................................................................  $    659      $ (1,456)
   Adjustments to reconcile net income (loss)  to net cash
       provided by (used in) operating activities:
       Depreciation and amortization ...................................................................      408           466
       Provision for doubtful accounts receivable ......................................................       11             2
       (Increase) decrease in deferred tax asset .......................................................      307          (971)
       Provision for excess and obsolete inventory .....................................................       43            --
       Tax benefit for stock option exercises ..........................................................       96            --

   Changes in operating assets and liabilities:
       (Increase) decrease in accounts receivable ......................................................      (87)        1,401
       (Increase) decrease in inventories ..............................................................      (91)          263
       (Increase) decrease in other assets .............................................................      (64)          384
       Decrease in accounts payable and accrued liabilities ............................................      (76)         (545)
       Increase in deferred revenue ....................................................................       76             4
       Increase (decrease) in advance payments from customers ..........................................       71          (567)
       Decrease in deferred gross profit ...............................................................     (710)           --
                                                                                                         --------      --------

            Net cash provided by (used in) operating activities ........................................      643        (1,019)
                                                                                                         --------      --------

Cash flows from investing activities:
   Purchases of property and equipment .................................................................     (802)         (736)
   Investment in patents and other intangibles .........................................................      (35)          (34)
   Purchases of investments ............................................................................   (3,838)           --
   Proceeds from maturities of investments .............................................................    2,243         5,891
                                                                                                         --------      --------

            Net cash provided by (used in) investing activities ........................................   (2,432)        5,121
                                                                                                         --------      --------

Cash flows from financing activities:
       Proceeds from sale of common stock through stock plans ..........................................      807         1,115
                                                                                                         --------      --------

            Net cash provided by financing activities ..................................................      807         1,115
                                                                                                         --------      --------

            Net increase (decrease) in cash and cash equivalents .......................................     (982)        5,217

Cash and cash equivalents:
   Beginning of period .................................................................................    8,193         5,754
                                                                                                         --------      --------
   End of period  .....................................................................................  $  7,211      $ 10,971
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

     These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto for the year ended March 31, 2003, included in the Company's Annual Report on Form 10-K.

     The results of operations for the three months ended June 30, 2003 are not necessarily indicative of results to be expected for the entire fiscal year ending March 31, 2004.

     FISCAL PERIOD: For purposes of presentation, the Company labels its annual accounting period end as March 31 and its interim quarterly periods as ending on the last day of the corresponding month. The Company, in fact, operates and reports based on quarterly periods ending on the Friday closest to month end. The 13-week first quarter of fiscal 2003 ended on June 28, 2002, and the 13-week first quarter of fiscal 2004 ended on June 27, 2003.

     INVENTORIES: Inventories are stated at the lower of cost or market, with cost determined on a first-in, first-out basis and market based on the lower of replacement cost or estimated realizable value. The components of inventories are (in thousands):

                                          March 31,   June 30,
                                            2003        2003
                                            ----        ----

                 Raw materials ........... $3,234      $3,113
                 Work-in-process .........    220         231
                 Finished goods ..........  2,257       2,104
                                           ------      ------
                                           $5,711      $5,448
                                           ======      ======

     RECLASSIFICATIONS. Certain items have been reclassified in the prior year to conform to the current year presentation.

     NET INCOME (LOSS) PER SHARE: Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding. Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock and common stock equivalents outstanding. Common stock equivalents consist of stock options using the treasury stock method. As their effect would be antidilutive, stock options were excluded from the calculation of the diluted net loss per share for the three months ended June 30, 2003. The reconciliation of the denominators of the basic and diluted net income (loss) per share computation for the three months ended June 30, 2002 and June 30, 2003 is shown in the following table (in thousands, except per share data):

                                                           Three Months Ended
                                                                 June 30,
                                                           2002          2003
                                                           ----          ----

Net income (loss) .................................      $    659      $ (1,456)
                                                         ========      ========

Basic net income (loss) per share:
    Weighted average common shares outstanding ....        10,300        10,478
                                                         --------      --------
Basic net income (loss) per share .................      $    .06      $   (.14)
                                                         ========      ========

Diluted net income (loss) per share:
    Weighted average common shares outstanding ....        10,300        10,478
    Weighted average common shares from
       stock option grants ........................           817          --
                                                         --------      --------

    Weighted average common shares and common
       stock equivalents outstanding ..............        11,117        10,478
                                                         --------      --------

Diluted net income (loss) per share ...............      $    .06      $   (.14)
                                                         ========      ========

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

     The Company applies the provisions of Statement of Position (SOP) 97-2, "Software Revenue Recognition," as amended by SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions" to all transactions involving the sale of software products. Revenue from the license of the Company's software products is recognized when persuasive evidence of an arrangement exists, the software product has been delivered, the fee is fixed or determinable, and collectibility is reasonably assured, and, if applicable, upon acceptance when acceptance criteria are specified or upon expiration of the acceptance period. To date, software sales have not been significant to the Company's business.

     ACCOUNTING FOR INCOME TAXES. As part of the process of preparing its consolidated financial statements, the Company is required to estimate income taxes in each of the jurisdictions in which it operates. This process involves estimating the actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the consolidated balance sheets. The Company must then assess the likelihood that the deferred tax assets will be recovered from future taxable income and to the extent that management believes recovery is not likely, the Company must establish a valuation allowance. To the extent that a valuation allowance is established or increased in a period, the Company must include an expense within the tax provision in the statements of operations.

     Significant management judgment is required in determining the provision for income taxes and, in particular, any valuation allowance recorded against the Company's deferred tax assets. The Company has recorded a valuation allowance of $5.3 million as of June 30, 2003, due to uncertainties related to its ability to utilize some of the deferred tax assets, primarily consisting of certain net operating losses attributable to stock option deductions carried forward, before they expire. The amount of the valuation allowance has been determined based on management's estimates of taxable income by jurisdiction in which the Company operates over the periods in which the related deferred tax assets will be recoverable.

     STOCK-BASED COMPENSATION. On December 31, 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 148, Accounting for Stock Based Compensation - Transition and Disclosure, which amends SFAS No. 123. SFAS No. 148 requires more prominent and frequent disclosures about the effects of stock-based compensation. The Company accounts for its stock-based compensation plans using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. Compensation cost for stock options, if any, is measured by the excess of the quoted market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock. SFAS No. 123, Accounting for Stock-Based Compensation, established accounting and disclosure requirements using a fair-value based method of accounting for stock-based employee compensation plans. Had compensation expense been determined consistent with SFAS No. 123, the Company's net income (loss) and basic and diluted net income (loss) per share would have decreased to the following pro forma amounts (dollars, in thousands, except per share amounts):

                                                                                           Three Months Ended
                                                                                                June 30,
                                                                                          2002             2003
                                                                                          ----             ----
                 Net income (loss), as reported ................................        $    659         $ (1,456)
                                                                                        ========         ========

                 Deduct: total stock-based employee compensation
                    determined under fair value based method for all
                    awards, net of related tax effects .........................            (255)            (316)
                                                                                        --------         --------
                 Pro forma net income (loss) ...................................        $    404         $ (1,772)
                                                                                        ========         ========

                 Basic net income (loss) per common share:
                    As reported ................................................        $    .06         $   (.14)
                                                                                        ========         ========
                    Pro forma ..................................................        $    .04         $   (.17)
                                                                                        ========         ========

                 Diluted net income (loss) per common share:
                    As reported ................................................        $    .06         $   (.14)
                                                                                        ========         ========
                    Pro forma ..................................................        $    .04         $   (.17)
                                                                                        ========         ========

                 Shares used in computing basic and diluted pro forma net income
                    (loss) per share:
                    Basic ......................................................          10,300           10,478
                    Diluted ....................................................          11,117           10,478

                 Stock-based employee compensation expense included
                    in reported net income (loss), net of related tax effect ...              17               20

     The Company computed the fair value of each option grant on the date of grant using the Black-Scholes option valuation model with the following assumptions:

                                                                      Three Months Ended
                                                                           June 30,
                                                                  2002                  2003
                                                                  ----                  ----
                 Risk-free interest rate.........................4.41% to 4.99%        2.74%
                 Average expected life of option.................5 to 8 years          5 years
                 Dividend yield..................................0%                    0%
                 Volatility of common stock......................50%                   50%
                 Weighted average fair value of option grants....$10.67                $10.06

     CONCENTRATION OF CREDIT RISK. One United States customer comprised 99% of accounts receivable at March 31, 2003 and three United States customers comprised 67%, 16%, and 13%, respectively, of accounts receivable at June 30, 2003.

     LEGAL MATTERS. The Company was informed on July 10, 2003, that its subsidiary, LaserCard Systems Corporation, had been named as one of several defendants in a lawsuit brought by George Rawe. Mr. Rawe alleged in the lawsuit that he was injured in laser eye surgery performed using a VISX, Incorporated laser system that may have incorporated a LaserCard and read/write drive as components. Mr. Rawe is suing the physicians involved for malpractice and VISX, Incorporated, the Company, and various unnamed defendants for product liability, alleging their products were defective. The lawsuit was filed in California Superior Court for San Joaquin County, case number CV020962 and seeks unspecified damages. The Company is just beginning to evaluate the complaint and the Company's defenses, and any indemnification rights or obligations the Company may have with respect to VISX, Incorporated. The Company has tendered defense of the lawsuit to its product liability insurance carrier which has agreed to provide a defense.

     RECENT ACCOUNTING PRONOUNCEMENTS. In November 2002, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables." EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company believes that the adoption of this standard will have no material impact on its consolidated financial statements.

     In January 2003, the FASB issued Financial Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46). FIN 46 addresses consolidation by business enterprises of variable interest entities. Under that interpretation, certain entities known as Variable Interest Entities (VIEs) must be consolidated by the primary beneficiary of the entity. The primary beneficiary is generally defined as having the majority of the risks and rewards arising from the VIE. For VIEs in which a significant (but not majority) variable interest is held, certain disclosures are required. It applies immediately to variable interest entities created after January 31, 2003, and applies in the first year or interim period beginning after June 15, 2003 to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company does not believe that the adoption of this interpretation will have a material effect on its consolidated financial position, results of operations, or cash flows.

     In May 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company does not believe that adoption of SFAS No. 149 will have any material impact on its consolidated financial statements.

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how companies classify and measure certain financial instruments with characteristics of both liabilities and equity. It requires companies to classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS No. 150 is effective beginning with the second quarter of fiscal 2004; the Company does not believe that adoption of SFAS No. 150 will have any material impact on its consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UNAUDITED)

     The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this Form 10-Q Report and the consolidated financial statements and notes thereto for the year ended March 31, 2003, included in the Company's fiscal 2003 Annual Report on Form 10-K.

FORWARD-LOOKING STATEMENTS

     All statements contained in this report that are not historical facts are forward-looking statements. The forward-looking statements in this report are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. They are not historical facts or guarantees of future performance or events. Rather, they are based on current expectations, estimates, beliefs, assumptions, and goals and objectives and are subject to uncertainties that are difficult to predict. As a result, the Company's actual results may differ materially from the statements made. Often such statements can be identified by their use of words such as "may," "will," "intends," "plans," "believes," "anticipates," "visualizes," "expects," and "estimates." Forward-looking statements made in this report include statements as to current and potential customers, applications, orders, or market segments for optical memory card products; statements as to anticipated release orders and/or shipment quantities and schedules under the Company's U.S. government and Canadian government subcontracts; the Company's expectations that it will receive an order this calendar year for the purchase of 1,000 read/write drives pursuant to a Request for Quotation (RFQ) issued by the U.S. Department of Homeland Security; the Company's expectations regarding current and future orders and deliveries of cards and read/write drives under Italian government card programs; the need for, expected success of, and potential benefits from the Company's research and engineering efforts, including developing new or enhanced card capabilities, software products, production-model read-only drives, or drives with advanced security features or lower manufacturing costs; whether introduction of new drives will increase sales, and the effects of read/write drive prices and sales volume on gross profits or gross margins from read/write drive sales; the Company's belief that the read/write drive inventory at June 30, 2003 is reflected at its net realizable value; belief that there is a market for both designs of its read/write drives to support and expand optical card sales and that the read/write drive inventory on hand will be ordered by customers; the Company's efforts to recruit new value-added resellers (VARs); expectations regarding revenues, margins, capital resources, capital expenditures and investments, and the Company's deferred tax asset and related valuation allowance; anticipated reductions of federal tax cash payments due to current Company tax benefits; statements as to expected card delivery volumes, estimates of optical card production capacity, expected card yields therefrom, the Company's ability to expand production capacity, and the Company's plans and expectations regarding the growth and associated capital costs of such capacity; estimates that revenues will be sufficient to generate cash from operating activities over the next 12 months despite expected quarterly fluctuations; expectations regarding market growth, product demand, and foreign business including emerging programs or prospective applications in China, India, Italy, Saudi Arabia, and Macedonia; and expectations as to continued, or expanded, or potential U.S. government or other governmental card programs.

     These forward-looking statements are based upon the Company's assumptions about and assessment of the future, which may or may not prove true, and involve a number of risks and uncertainties including, but not limited to, customer concentration and reliance on continued U.S. government business; lengthy sales cycles; changes in and reliance on domestic and foreign government policy-making; the risks associated with doing business in and with foreign countries, the impact of litigation or governmental or regulatory proceedings; the ability of the Company or its customers to initiate and develop new programs utilizing the Company's card products; the Company's reliance on value-added resellers (VARs), licensees, or other third parties to generate sales, perform customer system integration, develop application software, or integrate optical card systems with other technologies; risks and difficulties associated with development, manufacture, and deployment of optical cards, drives, and systems; potential manufacturing difficulties and complications associated with increasing manufacturing capacity of cards and drives and outsourcing manufacturing; the Company's ability to produce and sell read/write drives in volume; the unpredictability of customer demand for products and customer issuance and release of corresponding orders; government rights to withhold order releases, reduce the quantities released, and extend shipment dates; whether the Company receives a fixed schedule, notification, or plan for shipments out of the government-funded vault located on the Company's premises, enabling the Company to recognize revenues on cards delivered to the vault instead of when cards later are shipped from the vault; the U.S. government's right to modify or withdraw its RFQ for 1,000 read/write drives, award any resulting contract, make multiple awards, and determine the award quantity at its sole discretion; the possibility that the Company's products will not be selected for the US-VISIT (United States Visitor and Immigrant Status Indicator Technology) program and/or the TWIC (Transportation Workers Identification Credential) program; the possibility that the Italian government will not fully implement optical memory card programs as currently visualized or place follow-on orders; the impact of technological advances, general economic trends, and competitive products; and other risks detailed from time to time in the SEC filings of Drexler Technology Corporation, including its Annual Report on Form 10-K for the fiscal year ended March 31, 2003. These forward-looking statements speak only as to the date of this report, and, except as required by law, the Company undertakes no obligation to publicly release updates or revisions to these statements whether as a result of new information, future events, or otherwise.

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

     The Company applies the provisions of Statement of Position (SOP) 97-2, "Software Revenue Recognition," as amended by SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions" to all transactions involving the sale of software products. Revenue from the license of the Company's software products is recognized when persuasive evidence of an arrangement exists, the software product has been delivered, the fee is fixed or determinable, and collectibility is reasonably assured, and, if applicable, upon acceptance when acceptance criteria are specified or upon expiration of the acceptance period. To date, software sales have not been significant to the Company's business.

     ACCOUNTING FOR INCOME TAXES. As part of the process of preparing its consolidated financial statements, the Company is required to estimate income taxes in each of the jurisdictions in which it operates. This process involves estimating the actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the consolidated balance sheets. The Company must then assess the likelihood that the deferred tax assets will be recovered from future taxable income and to the extent that management believes recovery is not likely, the Company must establish a valuation allowance. To the extent that a valuation allowance is established or increased in a period, the Company must include an expense within the tax provision in the statements of operations.

     Significant management judgment is required in determining the provision for income taxes and, in particular, any valuation allowance recorded against the Company's deferred tax assets. The Company has recorded a valuation allowance of $5.3 million as of June 30, 2003, due to uncertainties related to its ability to utilize some of the deferred tax assets, primarily consisting of certain net operating losses attributable to stock option deductions carried forward, before they expire. The amount of the valuation allowance has been determined based on management's estimates of taxable income by jurisdiction in which the Company operates over the periods in which the related deferred tax assets will be recoverable.

     The Company's net operating losses available to reduce future taxable income expire on various dates from fiscal 2005 through fiscal 2023. The Company's methodology for determining the realizability of its deferred tax assets involves estimates of future taxable income from its core business, which assume ongoing business under the U.S. government subcontract for Permanent Resident Cards and Laser Visa Border Crossing Cards and the Canadian government's Permanent Resident Card program, as well as estimated operating expenses to support that anticipated level of business; the estimated impact of future stock option deductions; and the expiration dates and amounts of net operating loss carryforwards. These estimates are projected through the life of the related deferred tax assets based on assumptions which management believes to be reasonable and consistent with current operating results. In concluding that a valuation allowance was required as of June 30, 2003, the Company considered both the positive and negative evidence regarding its ability to generate sufficient future taxable income to realize its deferred tax assets. Positive evidence included having achieved taxable income in recent periods and having achieved profitability for financial reporting purposes since 1999, which the Company concluded provided evidence regarding its ability to generate a sustained level of future profits through the expiration periods of the net operating loss carryforwards. Other positive evidence included (1) the level of sales and business experienced under the contract with the U.S. government for Permanent Resident Cards and Laser Visa Border Crossing Cards and the Canadian government's Permanent Resident Card program; (2) prospects in Italy and Saudi Arabia for national identification card programs; and (3) the heightened interest in border security initiatives following the events of September 11, 2001. Negative evidence included (1) the Company's reliance on a limited number of customers for a substantial portion of its business; (2) the uncertainty in timing of anticipated orders from customers; (3) the impact of future stock option deductions on taxable income; and (4) recent experience of net operating loss carryforwards expiring unused; and (5) the loss for the first quarter of fiscal 2004. In weighing the positive and negative evidence above, the Company considered the "more likely than not" criteria pursuant to SFAS No. 109 as well as the risk factors related to its future business described under the subheadings: "Dependence on VARs and on a Limited Number of Customers," "Lengthy Sales Cycles," "Technological Change," and "Competition" as noted in the section entitled "Factors That May Affect Future Operating Results" in the Company's Report on Form 10-K for the fiscal year ended March 31, 2003.

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

     Management's analysis of the carrying value of card and read/write drive inventory is performed on a quarterly basis. At June 30, 2003, read/write drive parts, work in process, and finished goods inventory totaled $3 million compared with $2.8 million at March 31, 2003. The Company believes that the read/write drive inventory as of June 30, 2003 is reflected at its net realizable value. During fiscal 2003, the Company neared production-ready status for a newer version of a read/write drive. The design change resulted in a lower cost model with enhanced functionality that is expected to fulfill the needs of a number of prospective customers. This newer version, however, does not have a major function offered by the older drive model, which is therefore not obsolete. There are 634 drives of the previous model in finished goods inventory that are available for purchase for the primary use as encoders in personalization systems. In addition, there are 473 drives of the new design in finished goods inventory. During the second quarter of fiscal 2004, the Company expects to complete the assembly of an additional 325 drives of the new design. The Company believes there is a market for both designs of its read/write drives to support and expand optical card sales and, based on current proposals in process, that the read/write drive inventory on hand at June 30, 2003 will be ordered by customers. For example, on July 24, 2003, the Company announced that the U.S. Department of Homeland Security issued Request for Quotation (RFQ) Solicitation Number COW-3-R-0039 for 1,000 optical stripe read/write drives/biometric verification systems, for which the Company expects to receive a read/write drive order this calendar year through one of its value-added resellers. The Company is the only manufacturer of read/write drives that function with the cards to be read in conjunction with this solicitation. The Company is also working, through a value-added reseller (VAR), with the Italian government regarding a national identification card program; in addition to supplying the Company's optical memory cards for the program, the Company expects that there will be demand both for its previous model of read/write drives (necessary for encoding and initialization purposes) and for the new model of read/write drives (for other read/write requirements under this program). The Company is the only manufacturer of read/write drives that function with the cards to be read under this program. The Company believes that demand for such drives could be significantly more than its current inventory, but the quantity needed will ultimately depend on the nature and scope of deployment of the program. The current status of this program is described in the "Overview" section below. If these anticipated drive orders do not materialize, the Company may need to write-down the value of its inventory for any potential excess quantities. However, the Company concluded that as of June 30, 2003, there was no need to write down the value of its read/write drive inventory on hand. In reaching this conclusion, the Company considered (1) the potential market demand, (2) that the Company is the only provider of read/write drives that function with the Company's cards, (3) that the 634 drives of the previous model provide a function not offered by the new model, and (4) that the new model provides a solution for applications not requiring the encoding or initialization function.

     With respect to inventory carrying values, the Company follows the principles articulated in Accounting Research Bulletin 43, Chapter 4, "Inventory Pricing," paragraphs 5 through 7 and 10 and other authoritative guidance (Staff Accounting Bulletin 100) as it relates to determining the appropriate cost basis of inventory and determining whether firm, noncancelable purchase commitments should be accrued as a loss if forecasted demand is not sufficient to utilize all such committed inventory purchases. As part of the Company's quarterly excess/obsolete analysis, management also determines whether lower of cost or market adjustments (i.e., where selling prices less certain costs are not sufficient to recover inventory carrying values) are warranted; to date, the Company has not recorded any significant lower of cost or market adjustments. In those instances where the Company has recorded charges for excess and obsolete inventory, management ensures that such new cost basis is reflected in the statement of operations if that inventory is subsequently sold.

RESULTS OF OPERATIONS--FISCAL 2004 FIRST QUARTER
COMPARED WITH FISCAL 2003 FIRST QUARTER

Overview

     The Company's principal LaserCard market today involves high-security, counterfeit-resistant, tamper-resistant cards for digital governance. In this regard, the Company provides governments with high security LaserCard optical memory cards, read/write drives, and related products to facilitate or expedite the process of governing by documenting the grant of certain rights to citizens and/or non-citizen permanent residents. These counterfeit- and tamper-resistant cards are consumable products because they typically are replaced when the rights documented by the cards expire. Within this market, the largest user of LaserCard products is the U.S. government, which purchases the Company's products through a value-added reseller, Information Spectrum, Inc. (ISI), a unit of Anteon International Corporation. ISI is the government contractor for LaserCard product sales to the U.S. Department of Homeland Security (DHS), U.S. Department of State (DOS), U.S. Department of Defense (DOD), and the government of Canada. Under government contracts with ISI, the DHS purchases U.S. Permanent Resident Cards (Green Cards) and DOS "Laser Visa" Border Crossing Cards (BCCs); the DOD purchases Automated Manifest System cards; and the Canadian government purchases Permanent Resident Cards. Encompassing all of these programs, the Company's product sales to ISI represented 93% of total revenues for the fiscal 2004 first quarter ended June 30, 2003 and 97% of total revenues during the fiscal 2003 first quarter ended June 30, 2002. Green Cards and Laser Visas alone represented 43% of total revenues for the fiscal 2004 first quarter and 93% of total revenues for the fiscal 2003 first quarter. Sales of cards and read/write drives for the Canadian Permanent Resident Card program represented 42% of total revenues for the fiscal 2004 first quarter and 1% of total revenues for the fiscal 2003 first quarter. For Italy, the Company anticipates orders for two card programs--the CIE card (Carta d'Identica Elettronica), and the PSE card (Permesso di Soggiorno Elettronico). The Company has been informed by its Italian VAR that the government of Italy plans to order significant quantities of CIE cards and PSE cards this fiscal year, with a value estimated by the Company at approximately $5.2 million for CIE cards and $2.7 million for PSE cards; and, in addition, to place orders for several thousand read/write drives over a several year period with the initial orders beginning during calendar year 2004. On July 28, 2003, the Company announced receipt of the first of what it expects to be several of such orders, for CIE cards valued at $2.4 million to be shipped prior to the end of fiscal 2004.

     Potential applications for optical memory card digital governance programs in various countries include identification cards for Saudi Arabia and perhaps Macedonia; motor vehicle registration cards in India; children's healthcare cards in the People's Republic of China; and the expansion of current U.S. government ID card programs due to the perceived increasing need for enhanced U.S. border security. Since governmental card programs typically rely on government policy-making, which in turn is subject to technical requirements, budget approvals, and political considerations, there is no assurance that these programs will be implemented as expected.

     In addition to using its own marketing staff, the Company utilizes VAR companies and card distribution licensees for the development of commercial markets and applications for LaserCard products. Product sales to VARs and licensees consist primarily of the Company's optical memory cards and optical card read/write drives. The Company also offers for sale, its customized software applications and add-on peripherals made by other companies (such as equipment for adding a digitized photo, fingerprint, hand template, or signature to the cards). The VARs/licensees may add application software, personal computers, and other peripherals, and then resell these products integrated into data systems. The Company is continuing its efforts to recruit new VARs and eliminate nonproductive VARs.

     The Company's current U.S. government subcontract for Green Cards and Laser Visas has an authorized maximum of $81 million for up to 24 million cards over a period of up to five years. Announced in June 2000, this subcontract was received by the Company through a LaserCard VAR that is a U.S. government prime contractor, under a competitively bid, government procurement contract. The subcontract provides for an initial one-year contract period and four additional one-year contract options. This contract was most recently extended in June 2003 for the one-year period through May 25, 2004. Under this supply subcontract for up to 24 million optical memory cards, the number of optical memory cards sold (and recorded as revenue) from September 2000 through June 2003 totaled over 11 million cards. In addition, the Company has supplied 9 million optical memory cards to the U.S. government since 1997 under previous subcontracts, for a combined total of over 20 million Green Cards and Laser Visa BCCs.

     In 2002, the Company was awarded a subcontract for production of Canada's new Permanent Resident Cards. Orders to date under this subcontract now total
1.15 million cards. The subcontract provides for a minimum purchase of 2.3 million cards over the five-year term of the subcontract.

Revenues

     The Company's total revenues for the fiscal 2004 first quarter ended June 30, 2003 consisted of sales of optical memory cards, optical card read/write drives, drive accessories, maintenance, peripherals, and other miscellaneous items. For the fiscal 2004 first quarter, the Company's total revenues were $2,446,000 compared with $6,588,000 for the comparable prior-year quarter. The decrease in total revenues was due to lower sales of optical memory cards for the U.S. government's Laser Visa BCC and Green Card programs, as described above, representing 43% of fiscal 2004 first quarter revenues and 93% of fiscal 2003 first quarter revenues.

     Revenue on optical memory cards totaled $2,290,000 for the fiscal 2004 first quarter as compared with $6,296,000 for the fiscal 2003 first quarter. As reported previously by the Company, follow-on production of U.S. "Laser Visa" Border Crossing Cards (BCCs) and Permanent Resident Cards (Green Cards) for the U.S. Department of Homeland Security (DHS) was delayed during the fiscal 2004 first quarter while new artwork for the cards was being designed by DHS. The artwork change for Laser Visa BCCs was completed in July 2003, and on July 14, 2003, the Company announced receipt of an optical memory card order valued at approximately $2 million for Laser Visa BCCs, under the

U.S. government subcontract described above. The new order called for card production to start immediately and to be completed within four months. The Company will recognize the corresponding revenue according to its revenue-recognition policy (see Backlog). The DHS has not yet approved new artwork for Green Cards.

     Revenue on read/write drives, drive accessories, and maintenance totaled $114,000 for the fiscal 2004 first quarter as compared with $231,000 for the fiscal 2003 first quarter.

     LaserCard(R) optical memory card sales during the quarter ended June 30, 2003 included shipments of the Canadian government's Permanent Resident Card, under the Canadian government subcontract described above. A new $1.8 million order under this subcontract was received by the Company in May 2003 with deliveries scheduled through February 2004. The Company had anticipated additional sales, which did not occur, to certain foreign customers during the fiscal 2004 first quarter, including the Italian government's planned electronic national ID card program, for which the Company announced a card order in late July.

     Revenues during fiscal year 2003 included about $21.2 million on sales of Green Cards and Laser Visa BCCs. The Company anticipates that fiscal 2004 revenues will include revenues ranging from $6.5 million to $10 million for these programs. In order to maintain card revenues at the fiscal 2003 level, fiscal 2004 revenues will need to include additional orders from other existing programs such as Canada and Italy, and from new programs such as those in Saudi Arabia, perhaps Macedonia, and the United States government's US-VISIT and TWIC programs.

Backlog

     As of June 30, 2003, the backlog for LaserCard optical memory cards totaled approximately $1.7 million in firm card orders under the card supply contract for Canadian government cards with deliveries scheduled through February 2004. For U.S. government cards, since the Company had a fixed delivery schedule commencing in September 2002 and continuing through April 2003 for card shipments out of the secure, U.S. government-funded vault on Company premises, the Company recognized revenues on the cards as they were delivered to the vault, and therefore such cards were not included in backlog at June 30, 2003. As of June 30, 2002, the backlog for LaserCard optical memory cards totaled approximately $10.4 million, consisting of approximately $6.4 million in card orders under card supply contracts, and approximately $4.0 million in cards produced and delivered to the secure, government-funded vault. The fluctuation in backlog for the fiscal 2004 first quarter compared with fiscal 2003 first quarter is due to the following: (1) the receipt of fixed delivery schedules subsequent to the first quarter of fiscal 2003, which permitted the Company to recognize revenue on $6.3 million in cards then located in the vault; (2) the fact that government release orders arrive at irregular intervals; (3) orders were delayed because of new artwork; and (4) the reserve stock on hand at the government's card-issuing facility had reached its required level. Purchase order releases under the Company's five-year U.S. government subcontract are issued at irregular intervals and for varying card quantities.

     On July 14, 2003, the Company announced an optical memory card order valued at approximately $2 million for Laser Visa BCCs for the U.S. Department of Homeland Security, under the Company's U.S. government subcontract discussed above. The order calls for card production to start immediately and to be completed within four months. The Company will recognize the corresponding revenue according to its revenue-recognition policy, as described previously under "Critical Accounting Policies." As of August 5, 2003, the Company had not received a fixed delivery schedule for shipments out of the U.S. government vault. Therefore, revenue will be recognized when the cards are shipped from the vault to the government unless the Company receives a fixed schedule, notification, or plan for shipments out of the vault to the government, in which case revenue will be recognized upon the latter of receipt of such fixed shipment schedule or delivery of the cards into the vault.

     On July 28, 2003, the Company announced an optical memory card order valued at approximately $2.4 million for Italian government national ID cards, called CIE cards. The order calls for card production beginning in September for delivery within four to seven months.

Gross Margin

     Excluding license and royalty revenue, gross margin on product sales was negative 4% for the first quarter of fiscal 2004 and positive 50% for the first quarter of fiscal 2003. The overall gross profit declined $3,413,000 to a negative $110,000 for the first quarter of fiscal 2004 from a positive $3,303,000 for the first quarter of fiscal 2003.

     OPTICAL MEMORY CARDS. Historically, optical memory card gross margins have approximated 50%. Optical memory card gross profit and margins can vary significantly based on average selling price, sales and production volume, mix of card types, production efficiency and yields, and changes in fixed costs. The gross margin on optical memory cards declined to 4% during the first quarter of fiscal 2004 versus 55% during the first quarter of fiscal 2003 primarily due to low sales and production volume. The Company depends on gross profit generated from optical memory card sales. Gross profit on optical memory card sales was about $90,000 for the fiscal 2004 first quarter compared with approximately $3.4 million for the fiscal 2003 first quarter.

     READ/WRITE DRIVES. Read/write drive gross margins are currently negative, inclusive of fixed overhead costs. Even if read/write drive sales volume achieves positive gross profit, the Company believes that read/write drive gross margins will remain below 10% for the foreseeable future. For the fiscal 2004 first quarter, gross profit on read/write drive sales was a negative gross profit of about $210,000 compared with a negative gross profit of about $156,000 for the fiscal 2003 first quarter.

Income and Expenses

     SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES (SG&A). SG&A expenses were $1,769,000 for the fiscal 2004 first quarter compared with $1,570,000 for the fiscal 2003 first quarter. The increase for the first quarter of fiscal 2004 compared with the first quarter of fiscal 2003 was primarily due to an increase of approximately $108,000 for insurance expenditures, and an increase of $120,000 for accounting services. The Company believes that SG&A expenses for fiscal 2004 will be higher than fiscal 2003 levels, mainly due to increases in marketing and selling expenses, increases in insurance premiums and accounting and audit fees, and other general increases.

     RESEARCH AND ENGINEERING EXPENSES (R&E). The Company is continuing its efforts to develop new optical memory card features and structures, including the insertion of contactless chips with radio frequency (RF) capability, optical memory card read/write drives, read-only drives (readers), and software products in an effort to provide new products that can stimulate optical memory card sales growth. For example, the Company has developed a prototype of a LaserCard handheld reader. The Company anticipates that these ongoing research and engineering efforts will result in new or enhanced card capabilities, production-model read-only drives, or drives with advanced security features and lower manufacturing costs; however, there is no assurance that such product development efforts will be successful. These features are important for the Company's existing and future optical memory card markets. Total R&E expenses were $612,000 for the first quarter of fiscal 2004 compared with $776,000 for the comparable prior-year period. The $164,000 decrease for fiscal 2004 compared with 2003 is mainly due to a $94,000 reduction in purchased services, and a $33,000 reduction due to the completion last year of the amortization of design technology transfer costs.

     OTHER INCOME AND EXPENSE. Total net other income for the first quarter of fiscal 2004 was $64,000, consisting of $62,000 in interest income, compared with $106,000 of interest income for the first quarter of fiscal 2003. This decrease is due to a decrease in interest rates.

     INCOME (LOSS) BEFORE INCOME TAXES. Income (loss) before income taxes for the first quarter of fiscal 2004 decreased by $3,490,000 compared with the first quarter of fiscal 2003, mainly due to the $3,413,000 decrease in gross profit.

     INCOME TAXES. The Company recorded an income tax benefit of $971,000 for the first quarter of fiscal 2004 compared with an income tax expense of $404,000 for the first quarter of fiscal 2003. The amount of income tax benefit recorded for the fiscal 2004 first quarter was based upon the Company's anticipated tax rate for the full fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

     As of June 30, 2003, the Company had cash, cash equivalents, and short-term investments of $13,943,000, a current ratio of 9.5 to 1, and no long-term debt. The Company also had $2,398,000 in long-term investments with original maturities from 12 to 13 months.

     Net cash used for operating activities was $1,019,000 for the first quarter of fiscal 2004 compared with $643,000 provided by operating activities for the first quarter of fiscal 2003. The primary reason for the cash used for operating activities was the net loss recorded of $1,456,000, subtracting $505,000 in non-cash adjustments, and adding $942,000 for changes in operating assets and liabilities. The primary reason for the cash provided by operating activities during the first quarter of fiscal 2003 was the profit recorded of $659,000, adding the $865,000 of non-cash adjustments, and deducting $881,000 for changes in operating assets and liabilities.

     The Company believes that the estimated level of revenues over the next 12 months will be sufficient to generate cash from operating activities over the same period. However, quarterly fluctuations are expected. Operating cash flow could be negatively impacted to a significant degree if either of the Company's largest U.S. government programs were to be delayed, canceled, or not extended and not be replaced by other card orders or other sources of income, or if increases in product revenues or licenses do not keep pace with increased marketing and R&E expenditures.

     The Company has not established a line of credit and has no current plans to do so. The Company may negotiate a line of credit if and when it becomes appropriate, although no assurance can be made that such financing would be available on favorable terms or at all, if needed.

     As a result of the $1,456,000 net loss recorded for the fiscal 2004 first quarter, the Company's accumulated deficit increased to $7,273,000. Stockholders' equity decreased to $36,502,000 as a result of the net loss recorded that was partially offset by $1,115,000 in additions to equity due to stock option exercises.

     Net cash provided by investing activities was $5,121,000 for the first quarter of fiscal 2004 compared with $2,432,000 used for investing activities in the first quarter of fiscal 2003. These amounts include changes in the maturity of liquid investments, purchases of property and equipment of $736,000 for the first quarter of fiscal 2004, and $802,000 for the first quarter of fiscal 2003, and increases in patents and other intangibles of $34,000 for the first quarter of fiscal 2004, and $35,000 for the first quarter of fiscal 2003.

     The Company considers all highly liquid investments, consisting primarily of commercial paper, taxable notes, and U.S. government bonds, with original or remaining maturities of three months or less at date of purchase, to be cash equivalents. All investments with original or remaining maturities of more than three months but not more than one year at date of purchase, are classified as short-term. Investments with original or remaining maturities of more than one year at date of purchase are classified as long-term. The Company determines the length of its investments after considering its cash requirements and yields available for the type of investment considered by the Company. Management also determines the appropriate classification of debt and equity securities at the time of purchase and reevaluates the classification of investments as of each balance sheet date. As of June 30, 2003, the Company had $5,370,000 classified as short-term and long-term investments, compared with $11,261,000 at March 31, 2003. All marketable securities were classified as held-to-maturity. Cash plus short-term and long-term investments were $16,341,000 at June 30, 2003 and $17,015,000 at March 31, 2003.

     The Company added capital equipment and leasehold improvements of approximately $0.7 million during the first quarter of fiscal 2004 compared with approximately $0.8 million during the first quarter of fiscal 2003. Depending on card type, the Company's current card production capacity is estimated at approximately 13 million cards per year. The Company plans to purchase additional production equipment in a series of steps when deemed appropriate by the Company. The Company is also increasing production capacity for cards with new structures used by the Canadian and Italian programs. In addition to investment used for expansion, the Company expects to make additional capital expenditures for cost savings, quality improvements, and other purposes. The Company plans to use cash on hand and cash generated from operations to fund capital expenditures of about $7 million during fiscal 2004 for equipment and leasehold improvements for card production, read/write drive tooling and assembly, and general support items. Approximately $5 million of this proposed expenditure is slated for new card manufacturing equipment.

     Net cash provided by financing activities was $1,115,000 for the first quarter of fiscal 2004 compared with net cash provided by financing activities of $807,000 for the first quarter of fiscal 2003. Financing activities consisted of proceeds on sales of common stock through the Company's stock-option and stock-purchase plans.

     There were no debt financing activities for the fiscal 2004 first quarter ended June 30, 2003.

ITEM 3.      QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RATE RISKS

     INTEREST RATE RISK. The Company invests its cash, beyond that needed for daily operations, in high quality debt securities. In doing so, the Company seeks primarily to preserve the value and liquidity of its capital and, secondarily, to safely earn income from these investments. To accomplish these goals, the Company invests only in debt securities issued by (a) the U.S. Treasury and U.S. government agencies and corporations and (b) debt instruments that meet the following criteria:

     -- Commercial paper rated A1/P1 or debt instruments rated AAA, as rated by the major rating services
     -- Can readily be sold for cash

There were no material changes during the first quarter of fiscal 2004 to the Company's exposure to market risk for changes in interest rates.

     FOREIGN CURRENCY EXCHANGE RATE RISK. The Company sells products in various international markets. All of these sales are denominated in U.S. Dollars. As of June 30, 2003, the Company had no outstanding foreign currency hedge contracts. Accordingly, the Company had no material foreign currency exchange risk as of June 30, 2003. There were no material changes during the first quarter of fiscal 2004 to the Company's foreign currency exchange rate risk.

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

PART II.     OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS

     As to the litigation previously reported in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2003, the Company has tendered the defense to its product liability insurance carrier which has agreed to provide a defense.

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

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

       (a)   Exhibit No.        Exhibit Description
             -----------        -------------------

             99.1               Certification of Chief Executive Officer
             99.2               Certification of Chief Financial Officer

       The above-listed exhibits are filed herewith. No other exhibits are included in this report as the contents of the required exhibits are either not applicable to Registrant, to be provided only if Registrant desires, or contained elsewhere in this report.

       (b)   Reports on Form 8-K

       On April 15, 2003, the Company filed a Report on Form 8-K dated April 8, 2003, which reported under Item 12, the issuance of a press release containing estimates of financial results for the fourth quarter and fiscal year ended March 31, 2003.

       On May 2, 2003, the Company filed a Report on Form 8-K dated April 28, 2003, which reported under Item 12, the issuance of a press release containing financial results for the fourth quarter and fiscal year ended March 31, 2003.


SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

                                      DREXLER TECHNOLOGY CORPORATION (Registrant)

Date: August 8, 2003                  /s/ Jerome Drexler
                                      ------------------
                                      Jerome Drexler, Chairman of the Board of Directors
                                      and Chief Executive Officer (Principal Executive Officer)

Date: August 8, 2003                  /s/ Steven G. Larson
                                      --------------------
                                      Steven G. Larson, Vice President of Finance and Treasurer
                                      (Principal Financial Officer and Principal Accounting Officer)

CERTIFICATIONS


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

Date: August 8, 2003


By:      /s/ Jerome Drexler             Jerome Drexler, Chairman of the Board
    -------------------------------
     (Principal Executive Officer)

CERTIFICATIONS


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

Date: August 8, 2003


By:      /s/ Steven G. Larson           Steven G. Larson, Vice President Finance
    -----------------------------       and Treasurer
    (Principal Financial Officer)

                                  EXHIBIT INDEX



                                INDEX TO EXHIBITS
                                  [ITEM 14(c)]
Exhibit
Number         Description
------         -----------

99.1           Certification of Chief Executive Officer
99.2           Certification of Chief Financial Officer