Form 10-K/A
period 2003-03-31
DREXLER TECHNOLOGY CORP
filed 2003-09-30
CIK 30140

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[Mark One]                          FORM 10-K/A

                               (Amendment No. 1)

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

 Number of outstanding shares of Common Stock, $.01 par value, at June 6, 2003:
                                   10,538,608

      THE ANNUAL MEETING OF STOCKHOLDERS OF DREXLER TECHNOLOGY CORPORATION
                        WILL BE HELD ON OCTOBER 10, 2003.

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

                                EXPLANATORY NOTE

      This Amendment No. 1 on Form 10-K/A amends Drexler Technology Corporation's (the Company's) Annual Report on Form 10-K for the fiscal year ended March 31, 2003, as initially filed with the Securities and Exchange Commission (SEC) on July 11, 2003. This amendment is being filed in order to expand the discussion under "Critical Accounting Policies" of the Company's accounting for income taxes and inventory in response to comments received from the SEC staff; to add Footnote 9 to the consolidated financial statements which was inadvertently omitted; to reflect the change in the Company's planned annual meeting date on the cover page; to make a few other minor corrections in various places; and to update Item 14 and the certifications of the chief executive and financial officers in light of intervening SEC rules.








                                       2-A

                                     PART I
                                     ------

ITEM 1.  BUSINESS

     FORWARD-LOOKING STATEMENTS. All statements contained in this report that are not historical facts are forward-looking statements. The forward-looking statements in this report are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. They are not historical facts or guarantees of future performance or events. Rather, they are based on current expectations, estimates, beliefs, assumptions, and goals and objectives and are subject to uncertainties that are difficult to predict. As a result, the Company's actual results may differ materially from the statements made. Often such statements can be identified by their use of words such as "may," "will," "intends," "plans," "believes," "anticipates," "visualizes," "expects," and "estimates." Forward-looking statements made in this report include statements as to current and potential customers, applications, orders, or market segments for optical memory card products; statements as to anticipated orders and/or shipment quantities and schedules under the Company's U.S. government and Canadian government subcontracts; the Company's expectation that it will be awarded a contract for approximately 1,000 read/write drives under the U.S. Department of Homeland Security's Presolicitation Notice and the expectation that there will be demand for the Company's cards and read/write drives under Italian government card programs; the Company's belief that the U.S. government intends to field optical card-based biometric verification systems on the southern U.S. border and at certain U.S. airports; the objectives of the Company in its efforts to sell read/write drives; the need for, expected success of, and potential benefits from the Company's research and engineering efforts, including developing new or enhanced card capabilities, software products, production-model read-only drives, or drives with advanced security features or lower manufacturing costs; whether introduction of new drives will increase sales, and the effects of read/write drive prices and sales volume on gross profits or gross margins from read/write drive sales; the Company's estimates for the level of sales of drives that would be necessary to achieve a gross profit at current prices inclusive of fixed overhead costs; expectations regarding the market for read/write drives and read/write drive prices; the Company's belief that it has an adequate inventory of read/write drives and components; the Company's efforts to recruit new value-added resellers (VARs) or licensees; the adequacy of card raw material inventory on hand to meet future demand; the Company's belief that Kodak will continue to supply sufficient photographic film and that an alternate supplier could be established if needed; the Company's ability to expand production capacity; anticipated release orders and deliveries under the Company's U.S. government subcontract; expectations regarding revenues, margins, capital resources, capital expenditures and investments, and the Company's deferred tax asset and related valuation allowance; anticipated reductions of federal tax cash payments due to current Company tax benefits; statements as to expected card delivery volumes; estimates of optical card production capacity, expected card yields therefrom, and the Company's plans and expectations regarding the growth and associated capital costs of such capacity; estimate that revenues will be sufficient to generate cash from operations; the Company's expectation that it will retain any earnings for use and reinvestment in its business; expectations regarding market growth, product demand, and foreign business including emerging programs or prospective applications in China, India, Italy, Macedonia, and Saudi Arabia; and expectations as to continued, or expanded, or potential U.S. government or other governmental card programs.

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

GENERAL DEVELOPMENT OF BUSINESS

     Headquartered in Mountain View, California, Drexler Technology Corporation develops, manufactures, and markets optical data storage products and systems featuring LaserCard(R) optical memory cards and chip-ready Smart/Optical(TM) cards. Drexler-made LaserCard(R) optical memory cards are used for digital governance applications such as immigration, border crossing visas, cargo manifests, motor vehicle registration, multi-biometric identification (ID) cards, and other digital read/write card applications. LaserCard Systems Corporation (LSC), a wholly owned subsidiary of Drexler Technology Corporation, makes optical card read/write drives, develops optical card software, and markets optical cards, read/write drives, and related systems.

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

     The LaserCard optical memory card is an updatable, laser recordable, computer readable, credit-card sized, data storage card--invented, patented, developed, and manufactured by the Company. It contains a reflective stripe of laser-recording material called Drexon(R), a Company invention. Along with its ability to record, update, and store up to 4.1 megabytes of digital data (2.86 megabytes of user data), this unique card offers multiple data-security features, can be carried in a wallet, and is highly resistant to counterfeiting and data tampering. This makes the LaserCard ideal for portable, recordable, secure, cumulative data storage.

     The Company's LaserCard product line currently consists of optical memory cards, optical card read/write drives, optical card systems, chip-ready hybrid Smart/Optical(TM) cards, and related software and peripherals. Target markets are domestic and foreign government programs; identification cards; and medical, transportation, pay-per-use, and electronic commerce applications, among others. The Company's products are sold mainly through value-added reseller (VAR) companies and card-distribution licensees that develop commercial applications for LaserCard products. Company revenues also include fees from the occasional sale of patent licenses.

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

     In addition, the U.S. Department of Defense has employed the LaserCard since 1993 in its Automated Manifest System, now used for both Army and Marine military cargo shipments. In mid-2002, the Canadian government began issuing the Company's optical memory cards as the new Canadian "Maple Leaf" Permanent Resident Card.

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

     o The current Canadian "Maple Leaf" Permanent Resident Card made by the Company has been issued by the Government of Canada since mid-2002 to confirm Canadian permanent resident status and as a safe proof of status document for permanent residents re-entering Canada by commercial carrier after international travel
          (http://www.cic.gc.ca/english/pr-card/prc-about.html).

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

     LSC also is marketing the LaserCard Biometric ID Verification System as a "concept" package, meaning that software which performs the same functions (but not usable with U.S. government cards) is available in customized form to other customers for government, industrial and commercial applications.

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

     On July 14, 2003, the Company announced an optical memory card order valued at approximately $2 million for Laser Visa BCCs for the Department of Homeland Security, under the Company's U.S. government subcontract discussed above. The order calls for card production to start immediately and to be completed within four months. The Company will recognize the corresponding revenue according to its revenue-recognition policy, as described under "Critical Accounting Policies."

Financial Information About Geographic Areas

     Financial information about geographic areas is described in Note 4 to Item 8, "Consolidated Financial Statements and Supplementary Data."

FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

     DEPENDENCE ON VARS AND ON A LIMITED NUMBER OF CUSTOMERS - WE DEPEND ON ONE VAR AND TWO ULTIMATE CUSTOMERS FOR THE BULK OF OUR REVENUE. THE LOSS OF OUR ULTIMATE CUSTOMERS OR SIGNIFICANT REDUCTIONS IN THEIR ORDERS WOULD CAUSE REVENUES TO DECLINE, AND HAVING TO REPLACE OUR VAR COULD INTERRUPT OUR GOVERNMENT BUSINESS. We are heavily dependent on U.S. government subcontract release orders for DHS Green Cards and DOS Laser Visa BCCs, representing 82% of our revenues for fiscal year 2003 compared with 78% of total revenues for fiscal 2002 and 62% of total revenues for fiscal 2001. Sales of cards and read/write drives for the Canadian Permanent Resident Card program represented 10.5% of total revenues for fiscal 2003 and 3% of revenues in fiscal 2002 when shipments began. One VAR, Information Spectrum, Inc., based in Virginia (now a unit of Anteon International Corporation), is the government contractor for the United States Green Cards, BCCs, and Automated Manifest Cards, and the Canadian Permanent Resident Cards. However, since the ultimate customers are national governments, we are not dependent upon the specific contractor for continued revenues from these programs. Although not anticipated, if Information Spectrum were to discontinue its participation as contractor, other qualified contractors could be utilized by those governments for purchasing our products, although the process of doing so could cause program delays.

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

     PATENT PROTECTION - IF WE FAIL TO PROTECT OUR INTELLECTUAL PROPERTY RIGHTS, COMPETITORS MAY BE ABLE TO USE OUR TECHNOLOGIES, WHICH COULD WEAKEN OUR COMPETITIVE POSITION, REDUCE REVENUES, OR INCREASE COSTS. We use a combination of patent, trademark, and trade secret laws, confidentiality procedures, and licensing arrangements to establish and protect our proprietary rights. Our existing and future patents may not be sufficiently broad to protect our proprietary technologies. Despite our efforts to protect proprietary rights, we cannot be certain that the steps we have taken will prevent the misappropriation or unauthorized use of our technologies, particularly in foreign countries where the laws may not protect proprietary rights as fully as U.S. law. Any patents we may obtain may not be adequate to protect our proprietary rights. Our competitors may independently develop similar technology, duplicate our products, or design around any of our issued patents or other intellectual property rights. Litigation may be necessary to enforce our intellectual property rights or to determine the validity or scope of the proprietary rights of others. This litigation could result in substantial costs and diversion of resources and may not ultimately be successful. We cannot predict whether the expiration or invalidation of our patents would result in the introduction of competitive products that would affect our future revenues adversely. However, since our technology is now in the commercial stage, our know-how and experience in volume card production, system development and software capabilities, brand-name recognition within our card markets, and dominant-supplier status for optical memory cards are of far greater importance than our patents. At this time, we believe that our existing patent portfolio is helpful but is no longer essential for maintaining the LaserCard's market position.

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

                       Quarterly Stock Prices (Unaudited)
                       ----------------------------------

                                                 Fiscal 2002                        Fiscal 2003
                                               ---------------                    ----------------
                                         High Trade       Low Trade          High Trade        Low Trade
                                         ----------       ---------          ----------        ---------
         First Quarter................   $  14.94         $ 10.40             $  30.30         $ 16.61
         Second Quarter...............      17.00            8.80                22.00           12.03
         Third Quarter................      24.50           14.25                21.50           12.01
         Fourth Quarter...............      25.90           18.10                15.95           11.61

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

     All statements contained in this report that are not historical facts are forward-looking statements. The forward-looking statements in this report are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. They are not historical facts or guarantees of future performance or events. Rather, they are based on current expectations, estimates, beliefs, assumptions, and goals and objectives and are subject to uncertainties that are difficult to predict. As a result, the Company's actual results may differ materially from the statements made. Often such statements can be identified by their use of words such as "may," "will," "intends," "plans," "believes," "anticipates," "visualizes," "expects," and "estimates." Forward-looking statements made in this report include statements as to current and potential customers, applications, orders, or market segments for optical memory card products; statements as to anticipated orders and/or shipment quantities and schedules under the Company's U.S. government and Canadian government subcontracts; the Company's expectation that it will be awarded a contract for approximately 1,000 read/write drives under the U.S. Department of Homeland Security's Presolicitation Notice and the expectation that there will be demand for the Company's cards and read/write drives under Italian government card programs; the Company's belief that the U.S. government intends to field optical card-based biometric verification systems on the southern U.S. border and at certain U.S. airports; the objectives of the Company in its efforts to sell read/write drives; the need for, expected success of, and potential benefits from the Company's research and engineering efforts, including developing new or enhanced card capabilities, software products, production-model read-only drives, or drives with advanced security features or lower manufacturing costs; whether introduction of new drives will increase sales, and the effects of read/write drive prices and sales volume on gross profits or gross margins from read/write drive sales; the Company's estimates for the level of sales of drives that would be necessary to achieve a gross profit at current prices inclusive of fixed overhead costs; expectations regarding the market for read/write drives and read/write drive prices; the Company's belief that it has an adequate inventory of read/write drives and components; the Company's efforts to recruit new value-added resellers (VARs) or licensees; the adequacy of card raw material inventory on hand to meet future demand; the Company's belief that Kodak will continue to supply sufficient photographic film and that an alternate supplier could be established if needed; the Company's ability to expand production capacity; anticipated release orders and deliveries under the Company's U.S. government subcontract; expectations regarding revenues, margins, capital resources, capital expenditures and investments, and the Company's deferred tax asset and related valuation allowance; anticipated reductions of federal tax cash payments due to current Company tax benefits; statements as to expected card delivery volumes; estimates of optical card production capacity, expected card yields therefrom, and the Company's plans and expectations regarding the growth and associated capital costs of such capacity; estimate that revenues will be sufficient to generate cash from operations; the Company's expectation that it will retain any earnings for use and reinvestment in its business; expectations regarding market growth, product demand, and foreign business including emerging programs or prospective applications in China, India, Italy, Macedonia, and Saudi Arabia; and expectations as to continued, or expanded, or potential U.S. government or other governmental card programs.

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

     The Company applies the provisions of Statement of Position (SOP) 97-2, "Software Revenue Recognition," as amended by SOP 98-9 "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions" to all transactions involving the sale of software products. Revenue from the license of the Company's software products is recognized when persuasive evidence of an arrangement exists, the software product has been delivered, the fee is fixed or determinable, and collectibility is reasonably assured, and, if applicable, upon acceptance when acceptance criteria are specified or upon expiration of the acceptance period. To date, software sales have not been significant to the Company's business.

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

     Significant management judgment is required in determining the provision for income taxes and, in particular, any valuation allowance recorded against the Company's deferred tax assets. The Company has recorded a valuation allowance of $5.3 million as of March 31, 2003, due to uncertainties related to its ability to utilize some of the deferred tax assets, primarily consisting of certain net operating losses attributable to stock option deductions carried forward, before they expire. The amount of the valuation allowance has been determined based on management's estimates of taxable income by jurisdiction in which the Company operates over the periods in which the related deferred tax assets will be recoverable.

     The Company's net operating losses available to reduce future taxable income expire on various dates from fiscal 2005 through fiscal 2023. The Company's methodology for determining the realizability of its deferred tax assets involves estimates of future taxable income from its core business, which assume ongoing business under the U.S. government subcontract for Permanent Resident Cards and Laser Visa Border Crossing Cards and the Canadian government's

Permanent Resident Card program, as well as estimated operating expenses to support that anticipated level of business; the estimated impact of future stock option deductions; and the expiration dates and amounts of net operating loss carryforwards. These estimates are projected through the life of the related deferred tax assets based on assumptions which management believes to be reasonable and consistent with current operating results. In concluding that a valuation allowance was required as of March 31, 2003, the Company considered both the positive and negative evidence regarding its ability to generate sufficient future taxable income to realize its deferred tax assets. Positive evidence included having achieved taxable income in recent periods and having achieved profitability for financial reporting purposes since 1999, which the Company concluded provided evidence regarding its ability to generate a sustained level of future profits through the expiration periods of the net operating loss carryforwards. Other positive evidence included (1) the level of sales and business experienced under the contract with the U.S. government for Permanent Resident Cards and Laser Visa Border Crossing Cards and the Canadian government's Permanent Resident Card program; (2) prospects in Italy and Saudi Arabia for national identification card programs; and (3) the heightened interest in border security initiatives following the events of September 11, 2001. Negative evidence included (1) the Company's reliance on a limited number of customers for a substantial portion of its business; (2) the uncertainty in timing of anticipated orders from customers; (3) the impact of future stock option deductions on taxable income; and (4) recent experience of net operating loss carryforwards expiring unused. In weighing the positive and negative evidence above, the Company considered the "more likely than not" criteria pursuant to Statement of Financial Accounting Standards (SFAS) No. 109 as well as the risk factors related to its future business described under the subheadings: "Dependence on VARs and on a Limited Number of Customers," "Lengthy Sales Cycles," "Technological Change," and "Competition" as noted in the section entitled "Factors That May Affect Future Operating Results." Based upon the above analysis, the Company concluded that of the $12.3 million of total deferred tax assets as of March 31, 2003, a valuation allowance of $5.3 million was required since it could not be concluded that it was more likely than not that those deferred tax assets would be realized. The Company also concluded that it was more likely than not that the resultant net deferred tax assets in the amount of $7.1 million would be realized based upon the analysis described above. As of March 31, 2003, the Company would require approximately $17 million in cumulative future taxable income to be generated at various times over the next approximately ten years to realize the related net deferred tax assets recognized as of March 31, 2003.

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

     Management's analysis of the carrying value of card and read/write drive inventory is performed on a quarterly basis. At March 31, 2003, read/write drive parts, work in process, and finished goods inventory totaled $2.8 million compared with $3.1 million at March 31, 2002. During fiscal 2003, the Company sold approximately 175 read/write drives. The Company believes that the read/write drive inventory as of March 31, 2003 is reflected at its net realizable value. During fiscal 2003, the Company neared production-ready status for a newer version of a read/write drive. The design change resulted in a lower cost model with enhanced functionality that is expected to fulfill the needs of a number of prospective customers. This newer version, however, does not have a major function offered by the older drive model, which is therefore not obsolete. Many of the component parts of the previous read/write drive model are also used in the new model. However, the Company determined that a write-down of the other component parts not used by the new model was necessary since there are no current plans to manufacture additional units of the old model. The Company recorded a $300,000 charge in fiscal 2003 to write off these parts. There are 680 drives of the previous model in finished goods inventory that are available for purchase for the primary use as encoders in personalization systems. In addition, there are 260 drives of the new design in finished goods inventory. During the first six months of fiscal 2004, the Company expects to purchase approximately $250,000 in read/write drive parts and complete the assembly of an additional 650 drives of the new design. The Company believes there is a market for both designs of its read/write drives to support and expand optical card sales and, based on current proposals in process, that the read/write drive inventory on hand at March 31, 2003, including parts to be received, will be ordered by customers. For example, on April 22, 2003, the U.S. Department of Homeland Security issued a Presolicitation Notice for the purchase of approximately 1,000 optical stripe read/write drives, which the Company expects will be ordered this calendar year. The Company is the only manufacturer of read/write drives that function with the cards to be read under this program. The Company is also working, through a VAR, with the Italian government regarding a national identification card program; in addition to supplying the Company's optical memory cards for the program, the Company expects that there will be demand for its previous model read/write drives necessary for encoding and initialization needs and for the new model for other read/write requirements under the program. The Company is the only manufacturer of read/write drives that function with the cards to be read under this program. The Company believes that demand for such drives could be significantly more than its current inventory, but will ultimately depend on the nature and scope of deployment of the program. In particular, drives will be required if and as the program is rolled out to new towns and cities over the next several years at a pace which will be determined based upon the acceptance and success of the program and cannot be predicted at this time. The status of this program is described in the "Overview" section on page 26. If these anticipated drive orders do not materialize, the Company may need to write-down the value of its inventory for any potential excess quantities. However, the Company concluded that as of March 31, 2003, there was no need to write down the value of its read/write drive inventory on hand. In reaching this conclusion, the Company considered (1) the potential market demand, (2) that the Company is the only provider of read/write drives that function with the Company's cards, (3) that the 680 drives of the previous model provide a function not offered by the new model, and (4) that the new model provides a solution for applications not requiring the encoding or initialization function.

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

                                      25-A

RESULTS OF OPERATIONS--FISCAL 2003 COMPARED WITH FISCAL 2002 AND FISCAL 2001

Overview

      The Company's principal LaserCard market today involves high-security, counterfeit-resistant, tamper-resistant cards for digital governance. In this regard, the Company provides governments with high security LaserCard optical memory cards and read/write drives to facilitate or expedite the process of governing by documenting the grant of certain rights to citizens and/or non-citizen permanent residents. These counterfeit- and tamper-resistant cards are consumable products because they typically are replaced when the rights documented by the cards expire. Within this market, the Company's largest customer for LaserCard products is the United States government (through a government prime contractor, Information Spectrum, Inc., a unit of Anteon International Corporation), representing 82% of total revenues for fiscal year 2003 compared with 78% of total revenues for fiscal 2002 and 62% of total revenues for fiscal 2001. These revenues are predominantly the result of two U.S. Department of Homeland Security card programs-U.S. Permanent Resident Cards (Green Cards), formerly for the U.S. Immigration and Naturalization Service
(INS); and "Laser Visa" Border Crossing Cards (BCCs) for the U.S. Department of State (DOS). Sales of cards and read/write drives for the Canadian Permanent Resident Card program represented 10.5% of total revenues for fiscal 2003 and 3% of revenues in fiscal 2002 when shipments began. VISX, Incorporated, a non-government customer since 1992, represented 7% of the Company's fiscal 2002 revenues and near zero in fiscal 2003. The Company anticipates orders for two programs in Italy-the CIE card (Carta d'Identica Elettronica), and the PSE card (Permesso di Soggiorno Elettronico). The Company has been informed by its Italian VAR that the Italian government plans to issue 1.7 million CIE cards and 600,000 PSE cards this year through December 2003. However, the Company has not as yet received any corresponding card orders.

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

     PRODUCT REVENUES. Sales of LaserCard(R) optical memory cards and related products totaled $25,221,000 for fiscal 2003 compared with $19,562,000 for fiscal 2002 and $22,690,000 for fiscal 2001. The changes in product revenues over these periods were due primarily to the sale of optical memory cards for two U.S. government card programs, as described below. For fiscal 2003, the Company sold LaserCard products to approximately 30 customers in six states and 10 foreign countries. The Company sold 7.3 million optical memory cards and approximately 175 read/write drives for fiscal 2003 compared with 5.6 million optical cards and 450 read/write drives for fiscal 2002 and 5.9 million cards and 1,280 read/write drives for fiscal 2001. Read/write drive revenues decreased by $0.7 million for fiscal 2003 compared with fiscal 2002 and by approximately $2.6 million for fiscal 2002 as compared with fiscal 2001. Read/write drives comprised less than approximately 5% of total revenues during both fiscal 2003 and fiscal 2002 and approximately 15% of total revenues during fiscal 2001. Of the 1,280 read/write drives sold during fiscal 2001, approximately 600 drives were delivered mainly for the U.S. Department of Defense Automated Manifest System as compared with approximately 60 read/write drives for fiscal 2002 and approximately 15 drives for fiscal 2003. Orders for this program have historically been sporadic. The remaining decrease in read/write drive deliveries was due to a reduction in sales to VISX, Incorporated, a VAR. Sales of cards and drives to VISX were negligible in fiscal 2003, but represented 7% of the Company's fiscal 2002 revenues and 22% in fiscal 2001. Although some of VISX's LaserCard-equipped surgery systems that are already installed at laser eye-surgery clinics continue to use the Company's optical memory cards, VISX does not employ LaserCard drives for system activation of its currently produced laser eye-surgery equipment. In addition to sales to other customers, the Company anticipates delivery of approximately 1,000 read/write drives for the Department of Homeland Security during fiscal 2004.

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

     LICENSE FEES AND OTHER REVENUES. The Company entered into a read/write drive kits assembly license with a customer in Italy which generated license revenue of $712,000 during fiscal 2001 and $119,000 during fiscal 2002. The arrangement was structured whereby the customer agreed to pay a contractually agreed upon fee in exchange for the transfer of technical knowledge and know-how and training in the assembly of read/write drives. The training period extended over 16 months, which is the period over which the Company recognized the fee as revenue. The Company recorded revenue of $1,465,000 during fiscal 2001 and $1,206,000 in fiscal 2002 realized on digital sound patent licenses sold to Sony Corporation and Dolby Laboratories, Inc. The revenues were net of legal costs and third party contingency (success) fees. There are no ongoing royalty payments. Fiscal 2003 license and other revenue included $875,000 representing the unamortized portion of a $1,000,000 nonrefundable distribution license fee received in 2000 from a licensee in Asia that had committed to purchase a minimum number of optical memory cards for a program in the licensee's country. The Company recorded this fee as deferred revenue and has been amortizing it as revenue in proportion to the actual card purchases by the licensee. During December 2002, the Company determined that, due to the licensee's failure to meet the minimum contractual purchase commitment, the licensee's distribution rights had become unenforceable and that the licensee would no longer be acting as the card supplier for that program. In addition, at that time the Company decided it would no longer work with the licensee under the terms of the license agreement. Since there were no further obligations, the Company recognized the remaining $875,000 of revenue in the quarter ended December 31, 2002. Fiscal 2003 license and other revenue also included $235,000 relating to a payment received in January 2002 from a third party that was considering entering into a license agreement with the Company; the Company originally recorded this payment as deferred revenue. The third party had subsequently foregone its rights under this agreement due to non-performance and accordingly, the Company recognized revenue on this arrangement in the fourth quarter of fiscal 2003.

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

      OPTICAL MEMORY CARDS. The Company depends on gross profit generated from optical memory card sales. Gross profit on optical memory card sales was about $12.1 million for fiscal 2003, $9.5 million for fiscal 2002, and $9.9 million for fiscal 2001. The change in gross profit from year to year was mainly due to changes in sales volume.

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

      OTHER INCOME. Total other income for fiscal 2003 consisted of $397,000 of interest income compared with $386,000 of interest income for fiscal 2002 and $612,000 of interest income for fiscal 2001. The difference for fiscal 2002 compared with fiscal 2001 is due to interest rate declines.

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

      INCOME TAXES. The Company recorded an income tax expense of $1,520,000 for fiscal 2003 as compared with the income tax benefits of $2,786,000 for fiscal 2002 and $1,097,000 for fiscal 2001. As of March 31, 2002, the Company had recognized all prior tax benefits for income statement purposes. The income tax benefit for fiscal 2002 included a credit of $2,999,000 due to the change in the valuation allowance relating to the federal deferred tax asset, net of federal alternative minimum taxes, partially offset by $213,000 for state tax expense. The income tax benefit for fiscal 2001 included a credit of $1,671,000 due to the change in the valuation allowance relating to the federal deferred tax asset, net of federal alternative minimum taxes, partially offset by $220,000 for state tax expense and $354,000 for foreign income taxes.

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
                                                                   =======      =======      =======

      The $1,163,000 increase in inventory during fiscal 2003 was largely due to a $900,000 increase in raw materials inventory for optical memory card manufacture, and a $460,000 increase in optical memory card finished goods inventory partially offset by a $160,000 decrease in optical memory card work-in-process inventory. The advance payments from customers amount fluctuates with the amount of Company backlog on which advance payments are received. Deferred revenue increases when cash is received for items on which revenue has not yet been recognized. Deferred revenue decreases when revenue is recognized on these items.

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


                         REPORT OF INDEPENDENT AUDITORS


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



                             /s/Arthur Andersen LLP

San Jose, California
May 13, 2002


                                   DREXLER TECHNOLOGY CORPORATION AND SUBSIDIARIES

                                             CONSOLIDATED BALANCE SHEETS
                                               March 31, 2002 and 2003
                                  (In thousands, except share and par value amounts)

                                                                                                 2002          2003
                                                                                                 ----          ----

                                                        ASSETS
Current assets:
   Cash and cash equivalents ...............................................................  $  8,193      $  5,754
   Short-term investments ..................................................................     8,883         4,363
   Accounts receivable, net of product return reserve of $100 in 2002 and $90 in 2003 ......     1,659         1,659
   Inventories .............................................................................     4,973         5,711
   Deferred tax asset ......................................................................     3,849         2,689
   Prepaid and other current assets ........................................................       561         1,016
                                                                                              --------      --------
      Total current assets .................................................................    28,118        21,192
                                                                                              --------      --------

Property and equipment, at cost ............................................................    20,979        23,204
   Less--accumulated depreciation and amortization .........................................   (14,561)      (15,795)
                                                                                              --------      --------
      Property and equipment, net ..........................................................     6,418         7,409

Long-term investments ......................................................................     1,002         6,898
Patents and other intangibles, net .........................................................       612           567
Deferred tax asset, net ....................................................................     4,563         4,397
                                                                                              --------      --------

           Total assets ....................................................................  $ 40,713      $ 40,463
                                                                                              ========      ========

                                         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable ........................................................................  $    738      $  1,085
   Accrued liabilities .....................................................................     1,117         1,434
   Advance payments from customers .........................................................     2,551         1,096
   Deferred revenue ........................................................................       235             5
   Deferred gross profit ...................................................................     2,860            --
                                                                                              --------      --------
      Total current liabilities ............................................................     7,501         3,620

   Deferred revenue, long-term .............................................................       875            --
                                                                                              --------      --------
           Total liabilities ...............................................................  $  8,376      $  3,620
                                                                                              --------      --------
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

     REVENUE RECOGNITION. Product sales primarily consist of card sales and sales of read/write drives. The Company recognizes revenue from product sales when the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the fee is fixed or determinable; and (4) collectibility is reasonably assured. The Company recognizes revenue on product sales at the time of shipment when shipping terms are F.O.B. shipping point, orders are placed pursuant to a pre-existing sales arrangement, and there are no post-shipment obligations or customer acceptance criteria. Where appropriate, provision is made at the time of shipment for estimated warranty costs and estimated returns. Product sales primarily consist of card sales and sales of read/write drives.

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

     The Company applies the provisions of Statement of Position SOP 97-2, "Software Revenue Recognition," as amended by Statement of Position 98-9 "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions" to all transactions involving the sale of software products. Revenue from the license of the Company's software products is recognized when persuasive evidence of an arrangement exists, the software product has been delivered, the fee is fixed or determinable, and collectibility is reasonably assured, and, if applicable, upon acceptance when acceptance criteria are specified or upon expiration of the acceptance period. Software sales have not been significant to the Company's business for all periods presented.

     License revenue, which may consist of up-front license fees and long-term royalty payments, is recognized as revenue when realized. The cost of license revenue, unless patent litigation was involved, is not material and is included in selling, general, and administrative expenses.

     The Company entered into a read/write drive kits assembly license with a customer in Italy which generated license revenue of $712,000 during fiscal 2001 and $119,000 during fiscal 2002. The arrangement was structured whereby the customer agreed to pay the Company a contractually agreed upon fee in exchange for the transfer of technical knowledge and know-how and training in the assembly of read/write drives. The training period extended over 16 months, which is the period over which the Company recognized the fee as revenue. The Company recorded revenue of $1,465,000 during fiscal 2001 and $1,206,000 in fiscal 2002 relating to digital sound patent licenses sold to Sony Corporation and Dolby Laboratories, Inc. The revenues were net of legal costs and third party contingency (success) fees. There are no ongoing royalty payments.

     RESEARCH AND ENGINEERING EXPENSES. Costs related to research, design, and development of products are charged to research and development expense as incurred.

     STOCK-BASED COMPENSATION. On December 31, 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 148, "Accounting for Stock Based Compensation - Transition and Disclosure," which amends SFAS No. 123. SFAS No. 148 requires more prominent and frequent disclosures about the effects of stock-based compensation, which the Company adopted for the year ended March 31, 2003. The Company accounts for its stock-based compensation plans using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Compensation cost for stock options, if any, is measured by the excess of the quoted market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock. SFAS No. 123, "Accounting for Stock-Based Compensation," established accounting and disclosure requirements using a fair-value based method of accounting for stock-based employee compensation plans. Had compensation expense for the Plans been determined consistent with SFAS No. 123, the Company's net income and basic and diluted net income per share would have decreased to the following pro forma amounts (dollars, in thousands, except per share amounts):

                                                                                                   Fiscal Year
                                                                                                   -----------

                                                                                        2001          2002          2003
                                                                                        ----          ----          ----
Net income, as reported............................................................  $   7,912     $   5,199     $   2,282
                                                                                     =========     =========     =========

Deduct: Total stock-based employee compensation determined under
   fair value based method for all awards, net of related tax effects..............     (1,823)       (2,245)       (1,353)
                                                                                     ---------     ---------     ---------

Pro forma net income...............................................................  $   6,089     $   2,954     $     929
                                                                                     =========     =========     =========

Basic net income per common share:
   As reported.....................................................................  $     .80     $     .52     $     .22
                                                                                     =========     =========     =========
   Pro forma ......................................................................  $     .62     $     .30     $     .09
                                                                                     =========     =========     =========

Diluted net income per common share:
   As reported.....................................................................  $     .76     $     .50     $     .21
                                                                                     =========     =========     =========
   Pro forma ......................................................................  $     .58     $     .28     $     .09
                                                                                     =========     =========     =========

Shares used in computing basic and diluted and pro forma net income per share:
   Basic.    ......................................................................      9,897         9,961        10,356
   Diluted   ......................................................................     10,446        10,468        10,842

Stock-based employee compensation expense included
   in reported net income, net of related tax effects..............................         78            91            55

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

     INDEMNIFICATION. The Company's major sales agreements provide remedies to customers, such as defense, settlement, or payment of judgment for intellectual property claims related to the use of the Company's products. The Company has also entered into indemnification agreements with its directors and officers and the Company's bylaws contain similar indemnification obligations. Claims made under such indemnifications are rare and the associated estimated fair value of the liability is not material.

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

8.   INCOME TAXES

     The provision for income taxes for fiscal 2001, 2002, and 2003 consists of the following (in thousands):

                                                       Fiscal Year
                                                       -----------

                                             2001          2002          2003
                                             ----          ----          ----
        Current provision:
           Federal......................  $     136     $      49     $     261
           State........................        220           213            98
           Foreign......................        354            --            --
                                          ---------     ---------     ---------
                                                710           262           359
                                          ---------     ---------     ---------
        Deferred provision:
           Federal......................     (1,807)       (3,048)        1,161
                                          ---------     ---------     ---------

        Income tax expense (benefit)....  $  (1,097)    $  (2,786)    $   1,520
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

9.  SUBSEQUENT EVENT (Unaudited)

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

A.    DIRECTORS AND EXECUTIVE OFFICERS*

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

----------------------
* As of July 11, 2003. See September 11, 2003 Proxy Statement for subsequent changes.

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

ITEM 14. CONTROLS AND PROCEDURES

     EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. The Company's principal executive officer and principal financial officer have evaluated the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Form 10-K/A and have determined that they are reasonable taking into account the totality of the circumstances.

     CHANGES IN INTERNAL CONTROLS. There were no significant changes in the Company's internal control over financial reporting that occurred during the period covered by this Form 10-K/A that have materially affected, or are reasonably likely to materially affect, such control.

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

          10.5          Patent License Agreement with Nippon Conlux Co., Ltd.    Exhibit 10.6 to Report on Form 10-K
                                                                                 for fiscal year ended March 31, 1999

          10.6          Subcontract with Information Spectrum Inc. dated         Exhibit 10.6 to Report on Form 10-K
                        June 2, 2000 (INS/DOS)                                   filed June 28, 2001

          16            Letter re Change in Certifying Accountants               Exhibit 16 to Report on Form 8-K
                                                                                 dated April 8, 2002

          21            Subsidiaries of the Registrant                           Exhibit 21 to Report on Form 10-K
                                                                                 filed June 28, 2001

          23            Consent of Independent Accountants                       Filed herewith as page 62

          24            Power of Attorney                                        Filed previously as page 60

          31.1          Rule 13a-14(a) Certification of Christopher J.
                        Dyball, co-principal executive officer                   Filed herewith as page 63

          31.2          Rule 13a-14(a) Certification of  Richard M. Haddock,
                        co-principal executive officer                           Filed herewith as page 64

          31.3          Rule 13a-14(a) Certification of Steven G. Larson,
                        principal financial officer                              Filed herewith as page 65

          32.1          Section 1350 Certification of Christopher J. Dyball
                        and Richard M. Haddock, co-chief executive officers      Filed herewith as page 66

          32.2          Section 1350 Certification of Steven G. Larson,
                        chief financial officer                                  Filed herewith as page 67

     ------------------------
     *Indicates management contract or compensatory plan or arrangement.

(b)  Reports on Form 8-K

     None.

(c)  Exhibits

     Exhibits 23, 31.1, 31.2,31.3, 32.1, and 32.2 are filed herewith.

(d)  Financial Statement Schedule

     Schedule II to the Company's consolidated financial statements follows on page 59.

                        REPORT OF INDEPENDENT AUDITORS ON
                          FINANCIAL STATEMENT SCHEDULE



To the Board of Directors and Stockholders of Drexler Technology Corporation:

      Our audit of the consolidated financial statements of Drexler Technology Corporation referred to in our report dated April 28, 2003, which report and consolidated financial statements are included in this Annual Report on Form 10-K/A, also included an audit of the financial statement schedule for Fiscal 2003 and Fiscal 2002 listed in Item 15(a)(2) of this Form 10-K/A. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



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
                                    =============        ===============     ==============     ===============    =============

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

     Dated:  September 29, 2003


                         D R E X L E R  T E C H N O L O G Y  C O R P O R A T I O N

By:             /s/ Christopher J. Dyball                 By:             /s/ Richard M. Haddock
    -------------------------------------------------         ----------------------------------------------
    Christopher J. Dyball, Co-Chief Executive Officer         Richard M. Haddock, Co-Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

             Signature                                   Title                              Date
             ---------                                   -----                              ----

/s/ Christopher J. Dyball                 Co-Chief Executive Officer                  September 29, 2003
------------------------------------      (Co-Principal Executive Officer)
Christopher J. Dyball

/s/ Richard M. Haddock                    Co-Chief Executive Officer                  September 29, 2003
------------------------------------      (Co-Principal Executive Officer)
Richard M. Haddock

/s/ Steven G. Larson                      Vice President of Finance and Treasurer     September 29, 2003
------------------------------------      (Principal Financial Officer and
Steven G. Larson                          Principal Accounting Officer)

/s/ Jerome Drexler                        Chairman of the Board of Directors          September 29, 2003
------------------------------------
Jerome Drexler

/s/ Arthur H. Hausman*                    Director                                    September 29, 2003
------------------------------------
Arthur H. Hausman

/s/ Dan Maydan*                           Director                                    September 29, 2003
------------------------------------
Dan Maydan

/s/ William E. Mckenna*                   Director                                    September 29, 2003
------------------------------------
William E. McKenna

/s/ Walter F. Walker*                     Director                                    September 29, 2003
------------------------------------
Walter F. Walker

  *By:  /s/ Jerome Drexler
---------------------------------
Jerome Drexler, attorney-in-fact

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

16          Letter re Change in Certifying Accountant; previously filed as
            Exhibit 16 to Report on Form 8-K dated April 8, 2002

21 Subsidiaries of the Registrant; previously filed as Exhibit 21 to Report on Form 10-K filed June 28, 2001, and incorporated herein by reference

23          Consent of Independent Accountants; filed herewith as page 62

24          Power of Attorney; filed previously as page 60

31.1 Rule 13a-14(a) Certification of Christopher J. Dyball, co-principal executive officer; filed herewith as page 63

31.2 Rule 13a-14(a) Certification of Richard M. Haddock, co-principal executive officer; filed herewith as page 64

31.3 Rule 13a-14(a) Certification of Steven G. Larson, principal financial officer; filed herewith as page 65

32.1        Section 1350 Certification of Christopher J. Dyball and Richard M.
            Haddock, co-chief executive officers; filed herewith as page 66

32.2 Section 1350 Certification of Steven G. Larson, chief financial officer; filed herewith as page 67