Form 10-Q
period 2003-10-03
DREXLER TECHNOLOGY CORP
filed 2003-11-17
CIK 30140

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2003


                        Commission File Number: 000-06377


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


                                 (650) 969-7277
                                 --------------
              (Registrant's telephone number, including area code)


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

Number of outstanding shares of common stock, $.01 par value, at November 10, 2003: 10,567,355.


                                TABLE OF CONTENTS
PART I.  FINANCIAL INFORMATION                                                       Page Number

         Item 1.   Condensed Consolidated Financial Statements (Unaudited)                3
                   Condensed Consolidated Balance Sheets                                  3
                   Condensed Consolidated Statements of Operations                        4
                   Condensed Consolidated Statements of Cash Flows                        5
                   Notes to Condensed Consolidated Financial Statements                   6

         Item 2.   Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                                   10

         Item 3.   Quantitative and Qualitative Disclosures about Market Rate Risks      20

         Item 4.   Controls and Procedures                                               20

PART II. OTHER INFORMATION

         Item 1.   Legal Proceedings                                                     20
         Item 4.   Submission of Matters to a Vote of Security Holders                   20
         Item 5.   Other Information                                                     21
         Item 6.   Exhibits and Reports on Form 8-K                                      21

SIGNATURES                                                                               22


-------------------------------------------------------------------------------------------


PART I.  FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


                                       DREXLER TECHNOLOGY CORPORATION AND SUBSIDIARIES
                                            CONDENSED CONSOLIDATED BALANCE SHEETS
                                                         (UNAUDITED)
                                      (In thousands, except share and per share amounts)


                                                                                       March 31,                 September 30,
                                                                                          2003                       2003
                                                                                          ----                       ----
                                                            ASSETS
Current assets:
   Cash and cash equivalents ....................................................      $   5,754                 $    10,284
   Short-term investments........................................................          4,363                       3,749
   Accounts receivable...........................................................          1,659                       1,036
   Inventories ..................................................................          5,711                       5,182
   Deferred tax asset, net.......................................................          2,689                       4,513
   Prepaid and other current assets..............................................          1,016                         588
                                                                                       ---------                 -----------
      Total current assets ......................................................         21,192                      25,352
                                                                                       ---------                 -----------

Property and equipment, at cost..................................................         23,204                      23,068
   Less--accumulated depreciation and amortization ...............................       (15,795)                    (14,974)
                                                                                        ---------                 -----------
      Property and equipment, net................................................          7,409                       8,094

Long-term investments............................................................          6,898                       2,144
Patents and other intangibles, net...............................................            567                         485
Deferred tax asset, net..........................................................          4,397                       3,933
                                                                                       ---------                 -----------

           Total assets..........................................................      $  40,463                 $    40,008
                                                                                       =========                 ===========

                                             LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable..............................................................      $   1,085                 $       577
   Accrued liabilities ..........................................................          1,434                       1,676
   Advance payments from customers...............................................          1,096                       2,270
   Deferred revenue..............................................................              5                         467
                                                                                       ---------                 -----------
      Total current liabilities..................................................          3,620                       4,990
                                                                                       ---------                 -----------

Stockholders' equity:
   Preferred stock, $.01 par value:
      Authorized--2,000,000 shares
      Issued--none................................................................            --                          --
   Common stock, $.01 par value:
      Authorized--30,000,000 shares
      Issued--10,443,192 shares at March 31, 2003
           and 10,566,622 shares at September 30, 2003...........................            104                         106
   Additional paid-in capital....................................................         42,556                      43,929
   Accumulated deficit...........................................................         (5,817)                     (9,017)
                                                                                       ---------                 -----------
      Total stockholders' equity.................................................         36,843                      35,018
                                                                                       ---------                 -----------

           Total liabilities and stockholders' equity............................      $  40,463                 $    40,008
                                                                                       =========                 ===========



              The accompanying notes are an integral part of these condensed consolidated financial statements.


                                         DREXLER TECHNOLOGY CORPORATION AND SUBSIDIARIES
                                         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                           (UNAUDITED)
                                            (In thousands, except per share amounts)


                                                                          Three Months Ended               Six Months Ended
                                                                            September 30,                    September 30,
                                                                       2002             2003             2002            2003
                                                                       ----             ----             ----            ----
Revenues
       Total revenues.............................................  $   9,493        $   2,708        $  16,081       $   5,154
                                                                    ---------        ---------        ---------       ---------

Cost of product sales.............................................      5,095            2,526            8,380           5,082
                                                                    ---------        ---------        ---------       ---------

       Gross profit ..............................................      4,398              182            7,701              72
                                                                    ---------        ---------        ---------       ---------

Operating expenses:
    Selling, general, and administrative expenses.................      1,438            1,642            3,008           3,411
    Research and engineering expenses.............................        742              741            1,518           1,353
                                                                    ---------        ---------        ---------       ---------
       Total operating expenses...................................      2,180            2,383            4,526           4,764
                                                                    ---------        ---------        ---------       ---------

          Operating income (loss).................................      2,218           (2,201)           3,175          (4,692)
                                                                    ---------        ---------        ---------       ---------

Other income, net.................................................        108               68              214             132
                                                                    ---------        ---------        ---------       ---------

          Income (loss) before income taxes.......................      2,326           (2,133)           3,389          (4,560)

Income tax expense (benefit)......................................        951             (389)           1,355          (1,360)
                                                                    ---------        ---------        ---------       ---------

          Net income (loss).......................................  $   1,375        $  (1,744)       $   2,034       $  (3,200)
                                                                    =========        =========        =========       =========

Net income (loss) per share:
          Basic ..................................................  $     .13        $    (.17)       $      .20      $    (.30)
                                                                    =========        =========        ==========      =========
          Diluted ................................................  $     .13        $    (.17)       $      .19      $    (.30)
                                                                    =========        =========        ==========      =========

Weighted-average shares used in computing
    net income (loss) per share:
          Basic...................................................     10,314           10,553           10,307          10,516
          Diluted.................................................     10,764           10,553           10,974          10,516



                The accompanying notes are an integral part of these condensed consolidated financial statements.


                                         DREXLER TECHNOLOGY CORPORATION AND SUBSIDIARIES
                                         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                           (UNAUDITED)
                                                         (In thousands)


                                                                                                        Six Months Ended
                                                                                                          September 30,
                                                                                                    2002                 2003
                                                                                                    ----                 ----
Cash flows from operating activities:
     Net income (loss).......................................................................    $   2,034           $   (3,200)
     Adjustments to reconcile net income (loss) to net cash used in operating activities:
         Depreciation and amortization.......................................................          884                  945
         Provision for doubtful accounts receivable..........................................           11                    2
         Provision for product return reserve................................................           26                   --
         Stock-based compensation............................................................           43                   49
         Deferred tax expense (benefit)......................................................        1,051               (1,360)
         Tax benefit for stock option exercises..............................................           97                   --

     Changes in operating assets and liabilities:
         (Increase) decrease in accounts receivable..........................................         (216)                 621
         (Increase) decrease in inventories..................................................          (66)                 529
         Decrease in other assets............................................................          175                  428
         Increase (decrease) in accounts payable and accrued liabilities.....................          582                 (266)
         Increase (decrease) in deferred revenue.............................................       (2,860)                 462
         Increase (decrease) in advance payments from customers..............................       (1,952)               1,174
                                                                                                 ---------           ----------

              Net cash used in operating activities..........................................         (191)                (616)
                                                                                                 ---------           ----------

Cash flows from investing activities:
     Purchases of property and equipment.....................................................       (1,061)              (1,494)
     Investment in patents and other intangibles.............................................         (298)                 (54)
     Purchases of investments................................................................       (5,236)              (2,713)
     Proceeds from maturities of investments.................................................        3,399                8,081
                                                                                                 ---------           ----------

              Net cash (used in) provided by investing activities............................       (3,196)               3,820
                                                                                                 ---------           ----------

Cash flows from financing activities:
     Proceeds from sale of common stock through stock plans..................................          916                1,326
                                                                                                 ---------           ----------

              Net cash provided by financing activities......................................          916                1,326
                                                                                                 ---------           ----------

              Net (decrease) increase in cash and cash equivalents...........................       (2,471)               4,530

Cash and cash equivalents:
     Beginning of period.....................................................................        8,193                5,754
                                                                                                 ---------           ----------
     End of period...........................................................................    $   5,722           $   10,284
                                                                                                 =========           ==========



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

     These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto for the year ended March 31, 2003, included in the Company's Annual Report on Form 10-K/A.

     The results of operations for the three- and six-month periods ended September 30, 2003 are not necessarily indicative of results to be expected for the entire fiscal year ending March 31, 2004.

     FISCAL PERIOD: For purposes of presentation, the Company labels its annual accounting period end as March 31 and its interim quarterly periods as ending on the last day of the corresponding month. The Company, in fact, operates and reports based on quarterly periods ending on the Friday closest to month end. The 13-week second quarter of fiscal 2003 ended on September 27, 2002, and the 14-week second quarter of fiscal 2004 ended on October 3, 2003.

     INVENTORIES: Inventories are stated at the lower of cost or market, with cost determined on a first-in, first-out basis and market based on the lower of replacement cost or estimated realizable value. The components of inventories are (in thousands):
                                    March 31,        September 30,
                                       2003               2003
                                       ----               ----

Raw materials...................    $   3,234          $   2,695
Work-in-process.................          220                381
Finished goods..................        2,257              2,106
                                    ---------          ---------
                                    $   5,711          $   5,182
                                    =========          =========

     RECLASSIFICATIONS. Certain items have been reclassified in the prior year to conform to the current year presentation.

     NET INCOME (LOSS) PER SHARE: Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding. Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock and common stock equivalents outstanding. Common stock equivalents consist of stock options using the treasury stock method. As the effect of common stock equivalents would be antidilutive, stock options were excluded from the calculation of diluted net loss per share for the three and six-months ended September 30, 2003. As the effect would be antidulutive, 414,000 and 32,000 shares, respectively, were excluded from the calculation of diluted net earnings per share for the three months and six months ended September 30, 2002, respectively. The reconciliation of the denominators of the basic and diluted net income (loss) per share computation for the three and six months ended September 30, 2002 and September 30, 2003 is shown in the following table (in thousands, except per share data):


                                                            Three Months Ended                 Six Months Ended
                                                               September 30,                     September 30,
                                                           2002              2003            2002             2003
                                                           ----              ----            ----             ----
Net income (loss).....................................  $   1,375        $  (1,744)       $   2,034       $  (3,200)
                                                        =========        =========        =========       =========

Basic net income (loss) per share:
    Weighted average common shares outstanding........     10,314           10,553           10,307          10,516
                                                        ---------        ---------        ---------       ---------
Basic net income (loss) per share.....................  $     .13        $    (.17)       $     .20       $    (.30)
                                                        =========        =========        =========       =========

Diluted net income (loss) per share:
    Weighted average common shares outstanding........     10,314           10,553           10,307          10,516
    Weighted average common shares from
       stock option grants............................        450               --              667              --
                                                        ---------        ---------        ---------       ---------

    Weighted average common shares and common
       stock equivalents outstanding..................     10,764           10,553           10,974          10,516
                                                        ---------        ---------        ---------       ---------

Diluted net income (loss) per share...................  $     .13        $    (.17)       $     .19       $    (.30)
                                                        =========        =========        =========       =========

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

      The Company's U.S. government subcontract requires delivery into a secure, government-funded vault located on the Company's premises. Shipments are made from the vault on a shipment schedule provided by the prime contractor, which is subject to revision, but not cancellation, at the option of the prime contractor. At the time the cards are delivered into the vault, title to the cards is transferred to the government and all risks of ownership are transferred as well. The prime contractor is invoiced, with payment due within thirty days, and the contract does not contain any return or cancellation provisions. Pursuant to the provisions of SAB 101, revenue is recognized on delivery into the vault as the Company has fulfilled its contractual obligations and the earnings process is complete. If the Company does not receive a shipment schedule, revenue is recognized upon shipment from the vault.

     License revenue, which may consist of up-front license fees and long-term royalty payments, is recognized as revenue when realized. The cost of license revenue, unless patent litigation is involved, is not material and is included in selling, general, and administrative expenses.

     The Company applies the provisions of Statement of Position (SOP) 97-2, "Software Revenue Recognition," as amended by SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions" to all transactions involving the sale of software products. Revenue from the license of the Company's software products is recognized when persuasive evidence of an arrangement exists, the software product has been delivered, the fee is fixed or determinable, and collectibility is probable, and, if applicable, upon acceptance when acceptance criteria are specified or upon expiration of the acceptance period. To date, software sales have not been significant to the Company's business.

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

     Significant management judgment is required in determining the provision for income taxes and, in particular, any valuation allowance recorded against the Company's deferred tax assets. The Company has recorded a valuation allowance of $5.7 million as of September 30, 2003, due to uncertainties related to its ability to utilize some of its deferred tax assets before they expire. The amount of the valuation allowance has been determined based on management's estimates of taxable income by jurisdiction in which the Company operates over the periods in which the related deferred tax assets will be recoverable.

     STOCK-BASED COMPENSATION. On December 31, 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 148, "Accounting for Stock Based Compensation - Transition and Disclosure," which amends SFAS No. 123. SFAS No. 148 requires more prominent and frequent disclosures about the effects of stock-based compensation. The Company accounts for its stock-based compensation plans using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Compensation cost for stock options, if any, is measured by the excess of the quoted market price of the Company's stock at the date of grant over the exercise price. SFAS No. 123, "Accounting for Stock-Based Compensation," established accounting and disclosure requirements using a fair-value based method of accounting for stock-based employee compensation plans. Had compensation expense been determined consistent with SFAS No. 123, the Company's net income (loss) and basic and diluted net income (loss) per share would have decreased to the following pro forma amounts (dollars, in thousands, except per share amounts):

                                                                         Three Months Ended                Six Months Ended
                                                                            September 30,                    September 30,
                                                                       2002              2003            2002            2003
                                                                       ----              ----            ----            ----
Net income (loss), as reported....................................   $  1,375        $   (1,744)       $  2,034       $  (3,200)
                                                                     ========        ==========        ========       =========

Add:  Stock-based employee compensation expense
    included in reported net income (loss), net of related
    tax effects...................................................          9                 9              26              29

Deduct: total stock-based employee compensation
    determined under fair value based method for all
    awards, net of related tax effects............................       (309)             (328)           (581)           (664)
                                                                     --------        ----------        --------       ---------
Pro forma net income (loss).......................................   $  1,075        $   (2,063)       $  1,479       $  (3,835)
                                                                     ========        ==========        ========       =========

Basic net income (loss) per common share:
    As reported...................................................   $     .13       $     (.17)       $     .20      $    (.30)
                                                                     =========       ==========        =========      =========
    Pro forma.....................................................   $     .10       $     (.20)       $     .14      $    (.36)
                                                                     =========       ==========        =========      =========

Diluted net income (loss) per common share:
    As reported...................................................   $     .13       $     (.17)       $     .19      $    (.30)
                                                                     =========       ==========        =========      =========
    Pro forma.....................................................   $     .10       $     (.20)       $     .13      $    (.36)
                                                                     =========       ==========        =========      =========

Shares used in computing basic and diluted pro forma
    net income (loss) per share:
    Basic ........................................................      10,314           10,553           10,307         10,516
    Diluted.......................................................      10,764           10,553           10,974         10,516

     The Company computed the fair value of each option grant on the date of grant using the Black-Scholes option valuation model with the following assumptions:


                                                              Three Months Ended                    Six Months Ended
                                                                 September 30,                        September 30,
                                                           2002                 2003             2002                2003
                                                           ----                 ----             ----                ----
Risk-free interest rate..................................  4.41% to 4.99%       N/A              4.41% to 4.99%      2.74%
Average expected life of option..........................  5 to 8 years         N/A              5 to 8 years        5 years
Dividend yield...........................................  0%                   N/A              0%                  0%
Volatility of common stock...............................  50%                  N/A              50%                 50%
Weighted average fair value of option grants.............  $10.67               N/A              $10.67              $10.06

     CONCENTRATION OF CREDIT RISK. One United States customer comprised 99% of accounts receivable at March 31, 2003 and two United States customers comprised 81% and 17%, respectively, of accounts receivable at September 30, 2003.

     SEGMENT REPORTING. The Company has two reportable segments: (1) optical memory cards and (2) optical memory card drives, maintenance, and related accessories.

     The accounting policies for the segments are the same as those described in the "Summary of Significant Accounting Policies." Resources are allocated to the segments in a manner that optimizes optical memory card revenues as determined by management. Segment net sales includes sales to external customers. Accounts receivable, cash, deferred income taxes, prepaid expenses, certain fixed assets, and other assets are not separately identifiable to segments. Therefore, the amount of assets by segment is not meaningful. There are no inter-segment sales or transfers.

     The Company's reportable operating segments currently have different financial characteristics. They are not strategic business units that offer unrelated products and services. They do not utilize different technology or require different marketing strategies. The Company's chief operating decision maker is considered to be the Company's Co-Chief Executive Officers ("Co-CEOs"). The Co-CEOs review financial information presented on a consolidated basis that is accompanied by disaggregated information about revenues and gross profit by operating segment. The tables below present information for optical memory cards, optical memory card drives, and other for the three- and six-month periods ended September 30, 2002 and September 30, 2003:

                                  Three Months Ended September 30, 2002                 Three Months Ended September 30, 2003
                                  -------------------------------------                 -------------------------------------
                                                               Gross Profit                                          Gross Profit
                                Revenue        Cost of Sales      (Loss)              Revenue       Cost of Sales       (Loss)
                                -------        -------------      ------              -------       -------------       ------
Optical memory cards            $ 9,236            $ 4,437        $ 4,799             $ 2,191           $ 1,851         $  340
Optical card drives                 105                535           (430)                471               652           (181)
Other                               152                123             29                  46                23             23
                                -------            -------        -------             -------           -------         ------
                                $ 9,493            $ 5,095        $ 4,398             $ 2,708           $ 2,526         $  182
                                =======            =======        =======             =======           =======         ======

                                   Six Months Ended September 30, 2002                   Six Months Ended September 30, 2003
                                   -----------------------------------                   -----------------------------------
                                                               Gross Profit                                          Gross Profit
                                Revenue        Cost of Sales      (Loss)              Revenue       Cost of Sales       (Loss)
                                -------        -------------      ------              -------       -------------       ------

Optical memory cards            $15,532            $ 7,288        $ 8,244             $ 4,480           $ 4,052         $  428
Optical card drives                 336                928           (592)                586               978           (392)
Other                               213                164             49                  88                52             36
                                -------            -------        -------             -------           -------         ------
                                $16,081            $ 8,380        $ 7,701             $ 5,154           $ 5,082         $   72
                                =======            =======        =======             =======           =======         ======

     LEGAL MATTERS. The Company was informed on July 10, 2003, that its subsidiary, LaserCard Systems Corporation, had been named as one of several defendants in a lawsuit brought by George Rawe. Mr. Rawe alleged in the lawsuit that he was injured in laser eye surgery performed using a VISX, Incorporated laser system that may have incorporated a LaserCard and read/write drive as components. Mr. Rawe is suing the physicians involved for malpractice and VISX, Incorporated, the Company, and various unnamed defendants for product liability, alleging their products were defective. The lawsuit was filed in California Superior Court for San Joaquin County, case number CV020962 and seeks unspecified damages. The Company has tendered defense of the lawsuit to its product liability insurance carrier, which has agreed to provide a defense.

     RECENT ACCOUNTING PRONOUNCEMENTS. In November 2002, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables." EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of this standard did not have a material impact on its consolidated financial statements.

     In January 2003, the FASB issued Financial Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46). FIN 46 addresses consolidation by business enterprises of variable interest entities. Under that interpretation, certain entities known as Variable Interest Entities (VIEs) must be consolidated by the primary beneficiary of the entity. The primary beneficiary is generally defined as having the majority of the risks and rewards arising from the VIE. For VIEs in which a significant (but not majority) variable interest is held, certain disclosures are required. It applies immediately to variable interest entities created after January 31, 2003, and applies in the first year or interim period beginning after June 15, 2003 to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The adoption of this interpretation did not have a material effect on the Company's consolidated financial statements.

     In May 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 did not have an impact on the Company's consolidated financial statements.

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 establishes standards for how companies classify and measure certain financial instruments with characteristics of both liabilities and equity. It requires companies to classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS No. 150 is effective beginning with the third quarter of fiscal 2004. The Company does not believe that the adoption of SFAS No. 150 will have an impact on the Company's consolidated financial statements.

     In July 2003, the Emerging Issues Task Force ("EITF") reached a consensus on Issue 03-5, "Applicability of AICPA Statement of Position 97-2 ("SOP 97-2") to Non-Software Deliverables" ("EITF 03-5"). The consensus was reached that SOP 97-2 is applicable to non-software deliverables if they are included in an arrangement that contains software that is essential to the non-software deliverables' functionality. This consensus is to be applied to Company's financial year beginning October 1, 2003. The Company has not yet evaluated the impact that EITF 03-5 will have on its financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this Form 10-Q Report and the consolidated financial statements and notes thereto for the year ended March 31, 2003, included in the Company's fiscal 2003 Annual Report on Form 10-K/A.

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

Often such statements can be identified by their use of words such as "may," "will," "intends," "plans," "believes," "anticipates," "visualizes," "expects," and "estimates." Forward-looking statements made in this report include statements as to current and potential market segments, customers, and applications for and deployment of the Company's products; card quantities, delivery rates, card backlog, and revenue recognition for U.S. or foreign government programs; statements as to potential use of the Company's products in the Department of Homeland Security (DHS) U.S. Visitor and Immigration Status Indication Technology (US-VISIT) program and the Transportation Security Agency
(TSA) Transportation Workers Identification Credential (TWIC) card program; the anticipated profit shortfall for the fiscal 2004 third quarter and the factors related thereto; expectations as to the establishment of new sheet-lamination production facilities and the short-term effect on gross margins; uncertainties associated with achieving adequate production capacity for sheet-lamination process cards to meet order requirements and delivery schedules; anticipated continued use of the Company's cards by the governments of the United States, Canada, and Italy, and an anticipated order for citizen ID cards for an undisclosed country; reliance on value-added resellers and system integrators to generate sales, perform customer system integration, develop application software, test products, and work with governments to implement card programs; the Company's efforts to recruit new value-added resellers (VARs); the Company's expectations regarding current and future orders and deliveries of cards and read/write drives under Italian government card programs; the need for, expected success of, and potential benefits from the Company's research and engineering efforts, including developing new or enhanced card capabilities, software products, production-model read-only drives, or drives with advanced security features or lower manufacturing costs; whether introduction of new drives will increase sales, and the effects of read/write drive prices and sales volume on gross profits or gross margins from read/write drive sales; the Company's belief that the read/write drive inventory at September 30, 2003 is reflected at its net realizable value; belief that there is a market for both designs of its read/write drives to support and expand optical card sales and that the read/write drive inventory on hand will be ordered by customers; expectations regarding revenues, margins, capital resources, capital expenditures and investments, and the Company's deferred tax asset and related valuation allowance; anticipated reductions of federal tax cash payments due to current Company tax benefits; statements as to expected card delivery volumes, estimates of optical card production capacity, expected card yields therefrom, the Company's ability to expand production capacity, and the Company's plans and expectations regarding the growth and associated capital costs of such capacity; estimates that revenues will be sufficient to generate cash from operating activities over the next 12 months despite expected quarterly fluctuations; the Company's expectation that it will complete the acquisition of two German card companies in early 2004 after a due diligence period is completed; expectations regarding market growth, product demand, and foreign business including emerging programs or prospective applications in India, Italy, and several other countries; and expectations as to continued, expanded, or potential U.S. government or other governmental card programs.

     These forward-looking statements are based upon the Company's assumptions about and assessment of the future, which may or may not prove true, and involve a number of risks and uncertainties including, but not limited to, customer concentration and reliance on continued U.S. government business; risks associated with doing business in and with foreign countries; lengthy sales cycles and changes in and dependence on government policy-making; reliance on value-added resellers and system integrators to generate sales, perform customer system integration, develop application software, integrate optical card systems with other technologies, test products, and work with governments to implement card programs; risks and difficulties associated with development, manufacture, and deployment of optical cards, drives, and systems; the possibility that optical memory cards will not be selected for the full implementation of the US-VISIT program, for the prototype phase of the TWIC program, or for new government programs abroad; the impact of litigation or governmental or regulatory proceedings; the ability of the Company or its customers to initiate and develop new programs utilizing the Company's card products; risks and difficulties associated with development, manufacture, and deployment of optical cards, drives, and systems; potential manufacturing difficulties and complications associated with increasing manufacturing capacity of cards and drives, implementing new manufacturing processes, and outsourcing manufacturing; the Company's ability to produce and sell read/write drives in volume; the unpredictability of customer demand for products and customer issuance and release of corresponding orders; government rights to withhold order releases, reduce the quantities released, and extend shipment dates; whether the Company receives a fixed payment schedule and/or a schedule, notification, or plan for shipments out of the government-funded vault located on the Company's premises, enabling the Company to recognize revenues on cards delivered to the vault instead of when cards later are shipped from the vault; the possibility that the proposed acquisition of two German card companies will not be completed due to issues raised during due diligence or failure to be able to timely negotiate a mutually acceptable agreement; the impact of technological advances, general economic trends, and competitive products; and other risks detailed from time to time in the SEC filings of Drexler Technology Corporation, including its Annual Report on Form 10-K/A for the fiscal year ended March 31, 2003. These forward-looking statements speak only as to the date of this report, and, except as required by law, the Company undertakes no obligation to publicly release updates or revisions to these statements whether as a result of new information, future events, or otherwise.

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

      The Company's U.S. government subcontract requires delivery into a secure, government-funded vault located on the Company's premises. Shipments are made from the vault on a shipment schedule provided by the prime contractor, which is subject to revision, but not cancellation, at the option of the prime contractor. At the time the cards are delivered into the vault, title to the cards is transferred to the government and all risks of ownership are transferred as well. The prime contractor is invoiced, with payment due within thirty days, and the contract does not contain any return or cancellation provisions. Pursuant to the provisions of SAB 101, revenue is recognized on delivery into the vault as the Company has fulfilled its contractual obligations and the earnings process is complete. If the Company does not receive a shipment schedule, revenue is recognized upon shipment from the vault.

     License revenue, which may consist of up-front license fees and long-term royalty payments, is recognized as revenue when realized. The cost of license revenue, unless patent litigation is involved, is not material and is included in selling, general, and administrative expenses.

     The Company applies the provisions of Statement of Position (SOP) 97-2, "Software Revenue Recognition," as amended by SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions" to all transactions involving the sale of software products. Revenue from the license of the Company's software products is recognized when persuasive evidence of an arrangement exists, the software product has been delivered, the fee is fixed or determinable, and collectibility is probable, and, if applicable, upon acceptance when acceptance criteria are specified or upon expiration of the acceptance period. To date, software sales have not been significant to the Company's business.

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

     Significant management judgment is required in determining the provision for income taxes and, in particular, any valuation allowance recorded against the Company's deferred tax assets. The Company has recorded a valuation allowance of $5.7 million as of September 30, 2003, due to uncertainties related to its ability to utilize some of its deferred tax assets before they expire. The amount of the valuation allowance has been determined based on management's estimates of taxable income by jurisdiction in which the Company operates over the periods in which the related deferred tax assets will be recoverable.

     The Company's net operating losses available to reduce future taxable income expire on various dates from fiscal 2005 through fiscal 2024. The Company's methodology for determining the realizability of its deferred tax assets involves estimates of future taxable income; the estimated impact of future stock option deductions; and the expiration dates and amounts of net operating loss carryforwards. These estimates are based on near-term projections and assumptions which management believes to be reasonable. In concluding that a valuation allowance was required as of September 30, 2003, the Company considered both the positive and negative evidence regarding its ability to generate sufficient future taxable income to realize its deferred tax assets. Positive evidence included having achieved taxable income in recent periods and having achieved profitability for financial reporting purposes from fiscal 1999 through fiscal year 2003, which the Company concluded provided evidence regarding its ability to generate a sustained level of future profits through the expiration periods of the net operating loss carryforwards. Other positive evidence included (1) the level of sales and business experienced under the contract with the U.S. government for Permanent Resident Cards and Laser Visa Border Crossing Cards and the Canadian government's Permanent Resident Card program; (2) prospects in Italy and an unnamed eastern hemisphere country for national identification card programs; (3) the heightened interest in border security initiatives following the events of September 11, 2001, and (4) expected future orders. Negative evidence included (1) the Company's reliance on a limited number of customers for a substantial portion of its business; (2) the uncertainty in timing of anticipated orders from customers; (3) the impact of future stock option deductions on taxable income; and (4) recent experience of net operating loss carryforwards expiring unused; and (5) the loss for the first and second quarters of fiscal 2004. In weighing the positive and negative evidence above, the Company considered the "more likely than not" criteria pursuant to SFAS No. 109 as well as the risk factors related to its future business described under the subheadings: "Dependence on VARs and on a Limited Number of Customers," "Lengthy Sales Cycles," "Technological Change," and "Competition" as noted in the section entitled "Factors That May Affect Future Operating Results" in the Company's Report on Form 10-K/A for the fiscal year ended March 31, 2003. The net deferred tax asset includes $1.9 million that could expire during fiscal 2005 ending March 31, 2005 if the Company does not achieve taxable profits in the interim. This would result in an additional $1.9 million in income tax expense.

     In the event that actual results differ from these estimates or that these estimates are adjusted in future periods, the Company may need to adjust the amount of the valuation allowance based on future determinations of whether it is more likely than not that some or all of its deferred tax assets will be realized. An increase to the valuation allowance would require a corresponding amount recorded as additional income tax expense, while a decrease in the valuation allowance would be recorded as an income tax benefit or a credit to stockholders' equity. If expected future profits and orders do not materialize as anticipated, the Company may increase the valuation allowance, which will result in recording income tax expense on the statement of operations.

     INVENTORIES. The Company values its inventory at the lower of the actual cost to purchase and/or manufacture the inventory or the current estimated market value of the inventory. Management regularly reviews inventory quantities on hand and records a provision for excess and obsolete inventory based primarily on forecasts of product demand. Demand for read/write drives can fluctuate significantly. LaserCard market growth could be limited and operating results could be harmed if the Company is unable to produce and sell read/write drives in volume. In order to obtain favorable pricing, purchases of certain read/write drive parts are made in quantities that exceed the historical annual sales rate of drives. The Company purchases read/write drive parts for its anticipated read/write drive demand and takes into consideration the order-to-delivery lead times of vendors and the economic purchase order quantity for such parts.

     Management's analysis of the carrying value of card and read/write drive inventory is performed on a quarterly basis. With respect to inventory carrying values, the Company follows the principles articulated in Accounting Research Bulletin 43, Chapter 4, "Inventory Pricing," paragraphs 5 through 7 and 10 and other authoritative guidance (Staff Accounting Bulletin 100) as it relates to determining the appropriate cost basis of inventory and determining whether firm, noncancelable purchase commitments should be accrued as a loss if forecasted demand is not sufficient to utilize all such committed inventory purchases. As part of the Company's quarterly excess/obsolete analysis, management also determines whether lower of cost or market adjustments (i.e., where selling prices less certain costs are not sufficient to recover inventory carrying values) are warranted; during the first six months of fiscal 2004, the Company has not recorded any significant lower of cost or market adjustments. In those instances where the Company has recorded charges for excess and obsolete inventory, management ensures that such new cost basis is reflected in the statement of operations if that inventory is subsequently sold.

RESULTS OF OPERATIONS--FISCAL 2004 SECOND QUARTER AND FIRST SIX MONTHS COMPARED WITH FISCAL 2003 SECOND QUARTER AND FIRST SIX MONTHS

Overview

     The Company's principal LaserCard market today involves high-security, counterfeit-resistant, tamper-resistant cards for digital governance. In this regard, the Company provides governments with high security LaserCard optical memory cards, read/write drives, and related products to facilitate or expedite the process of governing by documenting the grant of certain rights to citizens and/or non-citizen permanent residents. These counterfeit- and tamper-resistant cards are consumable products because they typically are replaced when the rights documented by the cards expire. Within this market, the largest user of LaserCard products is the U.S. government, which purchases the Company's products through a value-added reseller, Information Spectrum, Inc. (ISI), a unit of Anteon International Corporation. ISI is the government contractor for LaserCard product sales to the U.S. Department of Homeland Security (DHS), U.S. Department of State (DOS), U.S. Department of Defense (DOD), and the government of Canada. Under government contracts with ISI, the DHS purchases U.S. Permanent Resident Cards (Green Cards) and DOS "Laser Visa" Border Crossing Cards (BCCs); the DOD purchases Automated Manifest System cards; and the Canadian government purchases Permanent Resident Cards. Encompassing all of these programs, the Company's product sales to ISI represented 75% of total revenues for the fiscal 2004 second quarter ended September 30, 2003, 99% of total revenues for the fiscal 2003 second quarter ended September 30, 2002, 83% of total revenues for the fiscal 2004 first six months, and 98% of total revenues for the fiscal 2003 first six months.

     Revenues for U.S. government Green Cards and Laser Visa Border Crossing Cards and for Canadian government Permanent Resident Cards are shown below as a percentage of total Company revenues:


                                                      Three Months Ended               Six Months Ended
                                                        September 30,                     September 30,
                                                      2002          2003               2002        2003
                                                      ----          ----               ----        ----
United States Green Cards and Laser Visa BCCs......    92%           47%                92%         45%
Canadian Permanent Resident Cards..................     6%           20%                 4%         31%

     For the government of Italy, there are two card programs; the Company has received orders for CIE cards (Carta d'Identica Elettronica) and anticipates orders for the PSE cards (Permesso di Soggiorno Elettronico). The Company has been informed by its Italian value-added reseller (VAR) that the government of Italy plans to order significant quantities of CIE cards and PSE cards this fiscal year, with a value estimated by the Company at approximately $5.2 million for Phase 2 of the CIE card program (including a $2.4 million CIE card order received in July 2003) and $2.7 million for PSE cards. After Phase 2 and if Phase 3 is fully implemented, CIE card orders could reach 8 to 10 million cards per year, plus several thousand optical memory card drives over time. However, no assurance can be given that the Italian government will implement its programs as currently visualized or that follow-on orders will result.

     Potential applications for LaserCard optical memory card digital governance programs include identification cards in several countries, motor vehicle registration cards in India, and the expansion of current U.S. government ID card programs due to the perceived increasing need for enhanced U.S. border security. U.S. government ID programs include the U.S. Visitor and Immigration Status Indication Technology (US-VISIT) program. The Company announced on October 9, 2003 that it received an order from the US-VISIT program office for 1,000 optical memory card read/write drives and biometric verification systems software, to be delivered by December 29, 2003. Revenue will be recognized upon acceptance of the products by the U.S. government. These 1,000 drives and software systems will be deployed by the DHS to air, land, and sea ports of entry around the United States, enabling the DHS to read the encoded data on more than 13 million Permanent Resident Cards and Border Crossing Cards previously manufactured by the Company and issued by the U.S. government since 1998. Another potential U.S. government application for the LaserCard is the U.S. Transportation Security Agency (TSA) Transportation Workers Identification Credential (TWIC) card program. A small quantity of drives and cards were purchased from the Company for the TWIC evaluation and testing phase, after which the digital card technologies that are deemed appropriate would then be eligible to enter into the prototype phase of the program. Since governmental card programs typically rely on government policy-making, which in turn is subject to technical requirements, budget approvals, and political considerations, there is no assurance that these programs will be implemented as expected or that the Company will be chosen as a vendor for the prototype phase of the TWIC program or for the full implementation of the US-VISIT program.

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

     The Company's current U.S. government subcontract for Green Cards and Laser Visa BCCs has an authorized maximum of $81 million for up to 24 million cards over a period of up to five years. Announced in June 2000, this subcontract was received by the Company through a LaserCard VAR that is a U.S. government prime contractor, under a competitively bid, government procurement contract. The subcontract provides for an initial one-year contract period and four additional one-year contract options. This contract was most recently extended in June 2003 for the one-year period through May 25, 2004. This subcontract has one remaining extension, and there is no assurance that a follow-on contract will be issued by the DHS. Under this supply subcontract for up to $81 million , $38 million has been recorded as revenue during the period from September 2000 through September 2003. In addition, the Company has supplied optical memory cards to the U.S. government since 1997 under previous subcontracts totaling $31 million., for a combined total of over $69 million.

      In 2002, the Company was awarded a subcontract for production of Canada's new Permanent Resident Cards. Orders to date under this subcontract now total
1.5 million cards, including a 400,000 card order announced on September 11, 2003. The subcontract provides for a minimum purchase of 2.3 million cards over the five-year term of the subcontract. Also in 2002, the Canadian government purchased 220 read/write drives from the Company to read and verify Canadian Permanent Resident Cards and to authenticate U.S. Green Cards and Laser Visa BCCs.

     On August 13, 2003, the Company announced that an undisclosed country has selected the Company's optical memory cards for secure personal identification, and orders for optical memory cards are anticipated. The Company sold 120 drives for this program, most of which were shipped in the fiscal 2004 second quarter, for installation of the infrastructure required for card issuance.

Revenues

     The Company's total revenues for the fiscal 2004 second quarter ended September 30, 2003 consisted of sales of optical memory cards, optical card read/write drives, drive accessories, maintenance, peripherals, and other miscellaneous items. For the fiscal 2004 second quarter, the Company's total revenues were $2,708,000 for the fiscal 2004 second quarter and $5,154,000 for the fiscal 2004 first six months, compared with $9,493,000 for the fiscal 2003 second quarter and $16,081,000 for the fiscal 2003 first six months. The decrease in total revenues was due to lower sales of optical memory cards for the U.S. government's Laser Visa BCC and Green Card programs, as described above.

     Revenue on optical memory cards totaled $2,190,000 for the fiscal 2004 second quarter compared with $9,236,000 for the fiscal 2003 second quarter. Revenue on optical memory cards totaled $4,480,000 for the first six months of fiscal 2004 compared with $15,532,000 for the first six months of fiscal 2003. As reported previously by the Company, follow-on production of U.S. "Laser Visa" Border Crossing Cards (BCCs) and Permanent Resident Cards (Green Cards) for the U.S. Department of Homeland Security (DHS) was delayed during the fiscal 2004 first quarter while new artwork for the cards was being designed by DHS. The artwork change for Laser Visa BCCs was completed in July 2003, and on July 14, 2003, the Company announced receipt of an optical memory card order valued at approximately $2 million for Laser Visa BCCs, under the U.S. government subcontract described above. The new order called for card production to start immediately and to be completed within four months. The DHS has not yet approved new artwork for Green Cards, which has resulted in no production or revenues for these cards since April 2003.

     The Company's U.S. government subcontract requires delivery into a secure, government-funded vault located on the Company's premises. Shipments are made from the vault on a shipment schedule provided by the prime contractor, which is subject to revision, but not cancellation, at the option of the prime contractor. At the time the cards are delivered into the vault, title to the cards is transferred to the government and all risks of ownership are transferred as well. The prime contractor is invoiced, with payment due within thirty days, and the contract does not contain any return or cancellation provisions. Pursuant to the provisions of SAB 101, revenue is recognized on delivery into the vault as the Company has fulfilled its contractual obligations and the earnings process is complete. If the Company does not receive a shipment schedule, revenue is recognized upon shipment from the vault. For the three months ended June 30, 2002, revenue was recognized upon shipment of U.S. government cards from this vault because the Company did not receive a fixed schedule for shipment of cards out of the vault to the customer. For the three months ended September 30, 2002, for the first time, the Company did receive a fixed schedule for shipment of the cards out of this vault to the customer; therefore, in addition to revenue recognized upon shipment of cards from the vault, the Company also recorded $6.9 million in revenue on U.S. Government cards that were located in the vault on September 30, 2002 that had not yet been shipped to the customer. For the three and six months ended September 30, 2003, revenue of $1.3 million and $2.3 million, respectively, was recognized upon delivery of U.S. government cards to this vault that have not yet been shipped to the customer but for which the Company received a fixed schedule for shipment of the cards out of the vault.

     Revenue on read/write drives, drive accessories, and maintenance totaled $472,000 for the fiscal 2004 second quarter compared with $105,000 for the fiscal 2003 second quarter. Revenue on read/write drives, drive accessories, and maintenance totaled $586,000 for the fiscal 2004 first six months compared with $325,000 for the fiscal 2003 first six months. These increases were due to a rise in unit sales volume for read/write drives. For the fiscal 2004 second quarter, 69% of read/write drive revenues were for an unnamed eastern hemisphere country, for the purpose of installing the infrastructure for card issuance under a new ID card program.

     Optical memory card revenues for the quarter ended September 30, 2003 mainly included sales of Laser Visa Border Crossing Cards manufactured for the U.S. government and sales of Permanent Resident Cards made for the Canadian government. The Company had anticipated additional sales to other customers during the second quarter, including the Italian government for its planned national ID card program (CIE card), for which a card order was announced on July 28, 2003. After specifications and card structure are finalized, volume shipments of CIE cards are expected to begin in the quarter ending December 31, 2003. In addition, as most recently reported by the Company on September 11, 2003 and October 30, 2003, the Company is still awaiting approval of the new artwork for U.S. Department of Homeland Security (DHS) Green Cards. The Company anticipates further orders for Green Cards this fiscal year after the design artwork has been approved, although the amount and timing of orders and revenue recognition cannot be predicted.

     Revenues during fiscal year 2003 included about $21.2 million on sales of Green Cards and Laser Visa BCCs. The Company anticipates that fiscal 2004 revenues for these two programs will not exceed $5 million. Revenues through the first six months of fiscal 2004 for these two programs were approximately $2.3 million.

Backlog

     As of September 30, 2003, the backlog for LaserCard optical memory cards totaled approximately $5.75 million in firm card orders for delivery this fiscal year. As of September 30, 2002, the backlog for LaserCard optical memory cards totaled approximately $10.45 million. Order backlog as of September 30, 2003 includes orders for the following programs: Laser Visa BCCs for the U.S. Department of Homeland Security, Italian government national ID cards (CIE cards), and Canadian government Permanent Resident Cards. Backlog is subject to fluctuation due to having few customers and the timing of orders.

     Subsequent to the end of the fiscal 2004 second quarter, on October 9, 2003, the Company announced receipt of an order for 1,000 optical memory card read/write drives and biometric verification systems software for the US-

VISIT program, for delivery by December 31, 2003. These 1,000 drives and software systems will be deployed by the U.S. Department of Homeland Security
(DHS) to air, land, and sea ports of entry around the United States. They will enable the DHS to read the encoded data on more than 13 million U.S. Permanent Resident Cards and Border Crossing Cards previously manufactured by the Company and issued by the U.S. government since 1998.

Gross Margin

     Gross margin on product sales was 7% for the fiscal 2004 second quarter and 1% for the fiscal 2004 first six months compared with 46% for the fiscal 2003 second quarter and 48% for the fiscal 2003 first six months. The overall gross profit declined $4,216,000, to $182,000 for the second quarter of fiscal 2004 from $4,398,000 for the second quarter of fiscal 2003. For the fiscal 2004 first six months, overall gross profit declined $7,629,000 to $72,000 from $7,701,000 for the fiscal 2003 first six months, due principally to the decline in revenue.

     OPTICAL MEMORY CARDS. Prior to fiscal 2004, optical memory card gross margins have approximated 50%. Optical memory card gross profit and margins can vary significantly based on average selling price, sales and production volume, mix of card types, production efficiency and yields, and changes in fixed costs. The gross margin on optical memory cards declined to 16% for the second quarter of fiscal 2004 and 10% for the first six months of fiscal 2004 versus 52% for the second quarter of fiscal 2003 and 53% for the first six months of fiscal 2003. The declines in both periods were primarily due to low revenues and production volume and the corresponding underabsorption of fixed costs.

     As reported by the Company on September 11, 2003, the gross profit margins for production of the new national ID cards for the Italian government will be limited in the short term due to the establishment of additional sheet-lamination production facilities and the production ramp-up and learning curve associated with achieving high-volume production of these new products. This sheet-lamination process, also used to make Canadian Permanent Resident Cards, is currently more labor intensive but allows the use of high security offset printing and other special features, resulting in a premium card. To date, gross margins on the Canadian cards have not exceeded approximately 40%. The Company believes that over time it will be able to improve margins on cards made by the sheet-lamination process through automation and yield improvements. More significantly in the fiscal 2004 second quarter just ended, card production orders for U.S. Green Cards and Laser Visa BCCs for the U.S. Department of Homeland Security were much lower than last year's levels. The Company is still awaiting approval of the new artwork for the DHS Green Cards. DHS cards are made using the Company's normal, roll-lamination process that has been in high-volume production since 1997, with predictable gross profit margins of approximately 50% based on production volumes of over one million cards per quarter.

     READ/WRITE DRIVES. Read/write drive gross margins are currently negative, inclusive of fixed overhead costs. Even if read/write drive sales volume achieves positive gross profit, the Company believes that read/write drive gross margins will remain below 10% for the foreseeable future unless the drives are bundled with other products. For the fiscal 2004 second quarter, the Company had a negative gross profit on read/write drive sales of approximately $180,000 compared with a negative gross profit of approximately $430,000 for the fiscal 2003 second quarter. For the fiscal 2004 first six months, gross profit on read/write drive sales was a negative gross profit of approximately $390,000 compared with a negative gross profit of approximately $585,000 for the fiscal 2003 first six months. Last year, during the fiscal 2003 second quarter, the Company wrote off read/write drive inventory totaling $273,000.

Income and Expenses

     SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES (SG&A). SG&A expenses were $1,642,000 for the fiscal 2004 second quarter compared with $1,438,000 for the fiscal 2003 second quarter. The increase of $204,000 for the second quarter of fiscal 2004 compared with the second quarter of fiscal 2003 was primarily due to an increase of approximately $116,000 for insurance premiums and an increase of $80,000 for accounting services. For the fiscal 2004 first six months, SG&A expenses were $3,411,000 compared with $3,008,000 for the fiscal 2003 first six months. The increase of $403,000 for the fiscal 2004 first six months compared with the fiscal 2003 first six months was due mainly to an increase of $228,000 for insurance and $160,000 for accounting services. The Company believes that SG&A expenses for fiscal 2004 will be higher than fiscal 2003 levels, mainly due to increases in marketing and selling expenses, payroll costs, increases in insurance premiums and accounting and audit fees, and other general increases.

     RESEARCH AND ENGINEERING EXPENSES (R&E). The Company is continuing its efforts to develop new optical memory card features and structures, including various sheet-lamination card structures, the insertion of contactless chips with radio frequency (RF) capability, Optichip OVD(TM) (optically variable device) products and associated media development, optical memory card read/write drives, read-only drives (readers), and software products in an effort to provide new products that can stimulate optical memory card sales growth. For example, the Company recently has developed a prototype of a LaserCard handheld reader. The Company anticipates that these ongoing research and engineering efforts will result in new or enhanced card capabilities, production-model read-only drives, or drives with advanced security features and lower manufacturing costs; however, there is no assurance that such product development efforts will be successful. These features are important for the Company's existing and future optical memory card markets. Total R&E expenses were $741,000 for the second quarter of fiscal 2004 compared with $742,000 for the second quarter of fiscal 2003. For the first six months of fiscal 2004, R&E expenses were $1,353,000 compared with $1,518,000 for the first six months of fiscal 2003. The $165,000 decrease for the fiscal 2004 first six months is mainly due to a $51,000 reduction in purchased services, a $63,000 decrease in prototype expenditures, and a $65,000 reduction due to the completion last year of the amortization of design technology transfer costs.

     OTHER INCOME AND EXPENSE. Total net other income for the second quarter of fiscal 2004 was $68,000, consisting of $66,000 in interest income, compared with $108,000 of interest income for the second quarter of fiscal 2003. Total net other income for the first six months of fiscal 2004 was $132,000 consisting of $128,000 of interest income compared with $214,000 of interest income for the first six months of fiscal 2003. These decreases were due to decreases in interest rates.

     INCOME (LOSS) BEFORE INCOME TAXES. Income (loss) before income taxes for the second quarter of fiscal 2004 decreased by $4,459,000 compared with the second quarter of fiscal 2003, mainly due to the $4,216,000 decrease in gross profit. For the same reason, income (loss) before income taxes for the first six months of fiscal 2004 decreased by $7,949,000 compared with the first six months of fiscal 2003.

     INCOME TAXES. The Company recorded an income tax benefit of $389,000 for the second quarter of fiscal 2004 compared with an income tax expense of $951,000 for the second quarter of fiscal 2003. For the first six months of fiscal 2004, the Company recorded an income tax benefit of $1,360,000 compared with an income tax expense of $1,355,000 for the first six months of fiscal 2003. The amount of income tax benefit recorded for the fiscal 2004 second quarter was based upon the Company's anticipated tax rate for the full fiscal year, partially offset by an increase in the deferred tax asset valuation allowance as the analysis performed by management indicated a reduction in the anticipated realization of the deferred tax asset.

LIQUIDITY AND CAPITAL RESOURCES

     As of September 30, 2003, the Company had cash, cash equivalents, and short-term investments of $14,033,000, a current ratio of 5.1 to 1, and no long-term debt. The Company also had $2,144,000 in long-term investments with original maturities from 1 year to 2 1/2 years.

     Net cash used for operating activities was $616,000 for the first six months of fiscal 2004 compared with $191,000 for the first six months of fiscal 2003. The primary reason for the decline in operating cash flow was the net loss recorded of $3,200,000, subtracting $364,000 in non-cash adjustments, and adding $2,948,000 for changes in operating assets and liabilities. The primary reason for the cash used in operating activities during the first six months of fiscal 2003 was the profit recorded of $2,034,000, adding the $2,112,000 of non-cash adjustments, and deducting $4,337,000 for changes in operating assets and liabilities.

     The Company believes that the estimated level of revenues over the next 12 months will be sufficient to generate cash from operating activities over the same period. However, quarterly fluctuations are expected. Operating cash flow could be negatively impacted to a significant degree if either of the Company's largest U.S. government programs were to be further delayed, canceled, or not extended and not be replaced by other card orders or other sources of income, or if increases in product revenues or licenses do not keep pace with increased marketing and R&E expenditures.

     The Company has not established a line of credit and has no current plans to do so. The Company may negotiate a line of credit if and when it becomes appropriate, although no assurance can be made that such financing would be available on favorable terms or at all, if needed.

     As a result of the $1,744,000 net loss recorded for the fiscal 2004 second quarter, the Company's accumulated deficit increased to $9,017,000. Stockholders' equity decreased to $35,018,000 as a result of the net loss recorded that was partially offset by $211,000 in additions to equity due to the sale of stock through stock plans during the fiscal 2004 second quarter.

     Net cash provided by investing activities was $3,820,000 for the first six months of fiscal 2004 compared with $3,196,000 used for investing activities in the first six months of fiscal 2003. These amounts include changes in the maturity of liquid investments, purchases of property and equipment of $1,494,000 for the first six months of fiscal 2004, and $1,061,000 for the first six months of fiscal 2003, and increases in patents and other intangibles of $54,000 for the first six months of fiscal 2004 and $298,000 for the first six months of fiscal 2003.

     The Company considers all highly liquid investments, consisting primarily of commercial paper, taxable notes, and U.S. government bonds, with original or remaining maturities of three months or less at the date of purchase, to be cash equivalents. All investments with original or remaining maturities of more than three months but not more than one year at the date of purchase, are classified as short-term. Investments with original or remaining maturities of more than one year at the date of purchase are classified as long-term. The Company determines the length of its investments after considering its cash requirements and yields available for the type of investment considered by the Company. Management also determines the appropriate classification of debt and equity securities at the time of purchase and reevaluates the classification of investments as of each balance sheet date. As of September 30, 2003, the Company had $5,893,000 classified as short-term and long-term investments, compared with $11,261,000 at March 31, 2003. All marketable securities were classified as held-to-maturity. Cash, short-term investments, and long-term investments were $16,177,000 at September 30, 2003 and $17,015,000 at March 31, 2003.

     The Company made capital equipment and leasehold improvement purchases of approximately $1.5 million during the first six months of fiscal 2004 compared with approximately $1.1 million during the first six months of fiscal 2003. Depending on card type, the Company's current card production capacity is estimated at approximately 13 million cards per year. The Company plans to purchase additional production equipment in a series of steps when deemed appropriate by the Company. The Company is also increasing production capacity for cards with new structures used by the Canadian and Italian programs. In addition to investment used for expansion, the Company expects to make additional capital expenditures for cost savings, quality improvements, and other purposes. The Company plans to use cash on hand and cash generated from operations to fund capital expenditures of approximately $7 million during fiscal 2004 for equipment and leasehold improvements for card production, read/write drive tooling and assembly, and general support items. Approximately $5 million of this proposed expenditure is slated for new card manufacturing equipment. The Company also may invest cash in leasehold improvements on additional leased space and/or acquisition of companies with synergistic products and/or manufacturing capabilities. In these regards, the Company anticipates using cash in the amount of $3 million in the next 12 months if it completes the planned $5.5 million acquisition of two German card companies, which is expected to take place in early 2004, and a subsequent payment of $2.5 million spread over the following four years. The Company may raise cash through debt and/or equity financing to fund these investments in capital equipment, leasehold improvements, and acquisitions, including those listed above. Due to current commercial real estate market conditions and by renegotiating an existing lease, the Company anticipates that it will be able to lease additional square footage at this time without increasing its lease payments.

     Net cash provided by financing activities was $1,326,000 for the first six months of fiscal 2004 compared with net cash provided by financing activities of $916,000 for the first six months of fiscal 2003. Financing activities consisted of proceeds on sales of common stock through the Company's stock-option and stock-purchase plans.

     There were no debt financing activities for the fiscal 2004 first six months ended September 30, 2003.

ITEM 3.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RATE RISKS

     INTEREST RATE RISK. The Company invests its cash, beyond that needed for daily operations, in high quality debt securities. In doing so, the Company seeks primarily to preserve the value and liquidity of its capital and, secondarily, to safely earn income from these investments. To accomplish these goals, the Company invests only in debt securities issued by (a) the U.S. Treasury and U.S. government agencies and corporations and (b) debt instruments that meet the following criteria:

     -- Commercial paper rated A1/P1 or debt instruments rated AAA, as rated by the major rating services
     --  Can readily be sold for cash

     There were no material changes during the second quarter of fiscal 2004 to the Company's exposure to market risk for changes in interest rates.

     FOREIGN CURRENCY EXCHANGE RATE RISK. The Company sells products in various international markets. All of these sales are denominated in U.S. Dollars. As of September 30, 2003, the Company had no outstanding foreign currency hedge contracts. Accordingly, the Company had no material foreign currency exchange risk as of September 30, 2003. There were no material changes during the second quarter of fiscal 2004 to the Company's foreign currency exchange rate risk.

ITEM 4.  CONTROLS AND PROCEDURES

     EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. The Company's principal executive officers and principal financial officer have evaluated the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) as of the end of the period covered by this Form 10-Q and have determined that they are reasonable taking into account the totality of the circumstances.

     CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING. There were no significant changes in the Company's internal control over financial reporting that occurred during the period covered by this Form 10-Q that have materially affected, or are reasonably likely to materially affect, such control.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     There have been no material developments this past quarter to the litigation described in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2003, as supplemented by the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the Company's October 10, 2003 Annual Meeting of Stockholders, the Company's stockholders (i) re-elected the existing Board of Directors and (ii) rejected a stockholder proposal related to engaging an investment banking firm.

     Of the 10,555,923 shares of common stock outstanding as of the record date of August 21, 2003, a total of 9,996,807 shares were voted by proxy, representing 95% of the total votes eligible to be cast, constituting a majority and more than a quorum of the outstanding shares entitled to vote. Votes cast in connection with the election of directors were: Jerome Drexler (9,902,089 votes for re-election, 94,718 votes withheld), Christopher J. Dyball (9,487,382 votes for election, 509,425 votes withheld), Richard M. Haddock (9,908,269 votes for election, 88,538 votes withheld), Arthur H. Hausman (9,044,016 votes for re-election, 952,791 votes withheld), Dan Maydan (9,720,111 votes for re-election, 276,696 votes withheld), William E. McKenna (9,038,766 votes for re-election, 958,041 votes withheld), and Walter F. Walker (8,650,739 votes for re-election, 1,346,068 votes withheld). On the stockholder's proposal related to engaging an investment banking firm, 784,679 shares were voted in favor, and there were 6,241,764 negative votes, 79,662 abstentions, and 2,890,702 broker non-votes.

     There were no other matters submitted to a vote of security holders during the period for which this report is filed.

ITEM 5.  OTHER INFORMATION

     The Company's Audit Committee has approved certain non-audit services provided or to be provided by KPMG LLP, the Company's independent accountants. These services relate to consultation, advice, and other services in connection with tax planning and compliance.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibit No.     Exhibit Description
         -----------     -------------------

         3.1             Amended and Restated By-Laws as of August 21, 2003

         31.1 Rule 13a-14(a) Certification of Christopher J. Dyball, co-principal executive officer

         31.2 Rule 13a-14(a) Certification of Richard M. Haddock, co-principal executive officer

         31.3 Rule 13a-14(a) Certification of Steven G. Larson, principal financial officer

         32.1 Section 1350 Certification of Christopher J. Dyball and Richard M. Haddock, co-chief executive officers

         32.2 Section 1350 Certification of Steven G. Larson, chief financial officer

     The above-listed exhibits are filed herewith. No other exhibits are included in this report as the contents of the required exhibits are either not applicable to Registrant, to be provided only if Registrant desires, or contained elsewhere in this report.

     (b) Reports on Form 8-K

     On August 12, 2003, the Company filed a Report on Form 8-K dated August 6, 2003, which reported under Item 12 the issuance of a press release containing financial results for the fiscal 2004 first quarter ended June 30, 2003.

     On August 29, 2003, the Company filed a Report on Form 8-K dated August 28, 2003, which reported under Item 5 the issuance of a press release announcing the appointment of Richard M. Haddock and Christopher J. Dyball as Co-Chief Executive Officers.

     On September 5, 2003, the Company filed a Report on Form 8-K dated August 29, 2003, which reported under Item 4 that PricewaterhouseCoopers LLP ("PwC") had informed the Company that PwC would not be standing for re-appointment as the Company's independent auditors.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

DREXLER TECHNOLOGY CORPORATION
(Registrant)


           Signature                              Title                                 Date
           ---------                              -----                                 ----
/s/ Christopher J. Dyball             Co-Chief Executive Officer                  November 14, 2003
----------------------------------    (Co-Principal Executive Officer)
Christopher J. Dyball

/s/ Richard M. Haddock                Co-Chief Executive Officer                  November 14, 2003
----------------------------------    (Co-Principal Executive Officer)
Richard M. Haddock

/s/ Steven G. Larson                  Vice President of Finance and Treasurer     November 14, 2003
----------------------------------    (Principal Financial Officer and
Steven G. Larson                      Principal Accounting Officer)

                                INDEX TO EXHIBITS
                                  [ITEM 14(c)]
Exhibit
Number      Description
------      -----------

3.1         Amended and Restated By-Laws dated August 21, 2003, filed herewith

31.1 Rule 13a-14(a) Certification of Christopher J. Dyball, co-principal executive officer

31.2 Rule 13a-14(a) Certification of Richard M. Haddock, co-principal executive officer

31.3 Rule 13a-14(a) Certification of Steven G. Larson, principal financial officer

32.1 Section 1350 Certification of Christopher J. Dyball and Richard M. Haddock, co-chief executive officers

32.2 Section 1350 Certification of Steven G. Larson, chief financial officer