Form 10-Q
period 2003-12-31
DREXLER TECHNOLOGY CORP
filed 2004-02-17
CIK 30140

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended December 31, 2003



                         DREXLER TECHNOLOGY CORPORATION
                         ------------------------------
             (Exact name of registrant as specified in its charter)


          Delaware                     0-6377                    77-0176309
          --------                     ------                    ----------

(State or other jurisdiction of     (Commission              (I.R.S. Employer
incorporation or organization)      File Number)            Identification No.)


         1077 Independence Avenue, Mountain View, California 94043-1601
         --------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)


                                 (650) 969-7277
              (Registrant's telephone number, including area code)


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

Number of outstanding shares of common stock, $.01 par value, at February 12, 2004: 11,388,977.

                                           TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION                                                             Page Number

         Item 1.   Condensed Consolidated Financial Statements (Unaudited)                       3
                   Condensed Consolidated Balance Sheets                                         3
                   Condensed Consolidated Statements of Operations                               4
                   Condensed Consolidated Statements of Cash Flows                               5
                   Notes to Condensed Consolidated Financial Statements                          6

         Item 2.   Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                                          13

         Item 3.   Quantitative and Qualitative Disclosures about Market Rate Risks             23

         Item 4.   Controls and Procedures                                                      23

PART II. OTHER INFORMATION

         Item 1.   Legal Proceedings                                                            24

         Item 2.   Changes in Securities, Use of Proceeds, and
                   Issuer Purchases of Equity Securities                                        24

         Item 5.   Other Information                                                            24

         Item 6.   Exhibits and Reports on Form 8-K                                             24

SIGNATURES                                                                                      25


----------------------------------------------------------------------------------------------------------



PART I.  FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


                                       DREXLER TECHNOLOGY CORPORATION AND SUBSIDIARIES
                                            CONDENSED CONSOLIDATED BALANCE SHEETS
                                                         (UNAUDITED)
                                      (In thousands, except share and per share amounts)


                                                                                       March 31,                 December 31,
                                                                                          2003                       2003
                                                                                          ----                       ----

                                                            ASSETS
Current assets:
   Cash and cash equivalents ....................................................    $     5,754                 $    17,917
   Short-term investments........................................................          4,363                       2,559
   Accounts receivable...........................................................          1,659                       1,324
   Inventories ..................................................................          5,711                       3,769
   Deferred tax asset, net.......................................................          2,689                          --
   Prepaid and other current assets..............................................          1,016                       1,193
                                                                                     -----------                 -----------
      Total current assets ......................................................         21,192                      26,762
                                                                                     -----------                 -----------

Property and equipment, at cost..................................................         23,204                      25,073
   Less--accumulated depreciation and amortization ...............................        (15,795)                    (15,482)
                                                                                      -----------                 -----------
      Property and equipment, net................................................          7,409                       9,591

Long-term investments............................................................          6,898                       5,944
Patents and other intangibles, net...............................................            567                         465
Deferred tax asset, net..........................................................          4,397                          --
                                                                                     -----------                 -----------

           Total assets..........................................................    $    40,463                 $    42,762
                                                                                     ===========                 ===========

                                             LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable..............................................................    $     1,085                 $     1,441
   Accrued liabilities ..........................................................          1,434                       1,289
   Advance payments from customers...............................................          1,096                       4,133
   Deferred revenue..............................................................              5                         231
                                                                                     -----------                 -----------
      Total current liabilities..................................................          3,620                       7,094

Long-term liabilities:
   Common stock warrants and options redemption liability........................             --                       1,111
                                                                                     -----------                 -----------
   Total liabilities.............................................................          3,620                       8,205
                                                                                     -----------                 -----------

Stockholders' equity:
   Preferred stock, $.01 par value:
      Authorized--2,000,000 shares
      Issued--none................................................................            --                          --
   Common stock, $.01 par value:
      Authorized--30,000,000 shares
      Issued--10,443,192 shares at March 31, 2003
           and 11,368,777 shares at December 31, 2003............................            104                         114
   Additional paid-in capital....................................................         42,556                      52,324
   Accumulated deficit...........................................................         (5,817)                    (17,881)
                                                                                     -----------                 -----------
           Total stockholders' equity............................................         36,843                      34,557
                                                                                     -----------                 -----------

               Total liabilities and stockholders' equity........................    $    40,463                 $    42,762
                                                                                     ===========                 ===========


              The accompanying notes are an integral part of these condensed consolidated financial statements.


                                         DREXLER TECHNOLOGY CORPORATION AND SUBSIDIARIES
                                         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                           (UNAUDITED)
                                            (In thousands, except per share amounts)


                                                                         Three Months Ended               Nine Months Ended
                                                                            December 31,                     December 31,
                                                                       2002             2003             2002            2003
                                                                       ----             ----             ----            ----
Revenues
    Product sales.................................................  $   4,490        $   5,467        $  20,571      $   10,621
    License and royalty revenue...................................        875               --              875              --
                                                                    ---------        ---------        ---------      ----------
       Total revenues.............................................      5,365            5,467           21,446      $   10,621
                                                                    ---------        ---------        ---------      ----------

Cost of product sales.............................................      2,580            3,905           10,960           8,987
                                                                    ---------        ---------        ---------      ----------

       Gross profit ..............................................      2,785            1,562           10,486           1,634
                                                                    ---------        ---------        ---------      ----------

Operating expenses:
    Selling, general, and administrative expenses.................      1,566            1,560            4,574           4,971
    Research and engineering expenses.............................        653              588            2,171           1,941
                                                                    ---------        ---------        ---------      ----------
       Total operating expenses...................................      2,219            2,148            6,745           6,912
                                                                    ---------        ---------        ---------      ----------

          Operating income (loss).................................        566             (586)           3,741          (5,278)
                                                                    ---------        ---------        ---------      ----------

Other income, net.................................................         96              168              310             300
                                                                    ---------        ---------        ---------      ----------

          Income (loss) before income taxes.......................        662             (418)           4,051          (4,978)

Income tax expense................................................        265            8,446            1,620           7,086
                                                                    ---------        ---------        ---------      ----------

          Net income (loss).......................................  $     397        $  (8,864)       $   2,431      $  (12,064)
                                                                    =========        =========        =========      ==========

Net income (loss) per share:
          Basic ..................................................  $     .04        $    (.83)       $      .24     $    (1.14)
                                                                    =========        =========        ==========     ==========
          Diluted ................................................  $     .04        $    (.83)       $      .22     $    (1.14)
                                                                    =========        =========        ==========     ==========

Weighted-average shares used in computing
    net income (loss) per share:
          Basic...................................................     10,376           10,631            10,330         10,554
          Diluted.................................................     10,788           10,631            10,915         10,554


                The accompanying notes are an integral part of these condensed consolidated financial statements.


                                         DREXLER TECHNOLOGY CORPORATION AND SUBSIDIARIES
                                         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                           (UNAUDITED)
                                                          (In thousands)


                                                                                                       Nine Months Ended
                                                                                                          December 31,
                                                                                                    2002                 2003
                                                                                                    ----                 ----
Cash flows from operating activities:
     Net income (loss).......................................................................    $   2,431           $  (12,064)
     Adjustments to reconcile net income (loss) to net cash provided by operating activities:
        Depreciation and amortization........................................................        1,355                1,490
        Provision for doubtful accounts receivable...........................................           11                    1
        Stock-based compensation.............................................................           43                   49
        Deferred tax expense.................................................................        1,417                7,086
        Tax benefit relating to the exercise of stock options................................          202                   --
        Gain associated with decrease in fair value of
           common stock warrants and options.................................................           --                 (118)
     Changes in operating assets and liabilities:
        Decrease in accounts receivable......................................................          181                  334
        (Increase) decrease in inventories...................................................       (1,132)               1,942
        Increase in other assets.............................................................         (297)                (177)
        Increase in accounts payable and accrued liabilities.................................          453                  211
        Increase (decrease) in deferred revenue..............................................       (3,735)                 226
        Increase (decrease) in advance payments from customers...............................         (827)               3,037
                                                                                                 ---------           ----------

           Net cash provided by operating activities.........................................          102                2,017
                                                                                                 ---------           ----------

Cash flows from investing activities:
     Purchases of property and equipment.....................................................       (1,436)              (3,504)
     Acquisition of patents and other intangibles............................................         (270)                 (66)
     Purchases of investments................................................................       (9,379)              (7,513)
     Proceeds from maturities of investments.................................................       10,075               10,271
                                                                                                 ---------           ----------

           Net cash used in  investing activities............................................       (1,010)                (812)
                                                                                                 ---------           ----------

Cash flows from financing activities:
     Proceeds from sale of common stock through stock plans..................................        1,682                1,410
     Proceeds from sale of common stock, options, and
        warrants through private placement...................................................           --                9,548
                                                                                                 ---------           ----------

           Net cash provided by financing activities.........................................        1,682               10,958
                                                                                                 ---------           ----------

           Net increase in cash and cash equivalents.........................................          774               12,163

Cash and cash equivalents:
     Beginning of period.....................................................................        8,193                5,754
                                                                                                 ---------           ----------
     End of period...........................................................................    $   8,967           $   17,917
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

     The results of operations for the three and nine-month periods ended December 31, 2003 are not necessarily indicative of results to be expected for the entire fiscal year ending March 31, 2004.

     FISCAL PERIOD: For purposes of presentation, the Company labels its annual accounting period end as March 31 and its interim quarterly periods as ending on the last day of the corresponding month. The Company, in fact, operates and reports based on quarterly periods ending on the Friday closest to month end. The 13-week third quarter of fiscal 2003 ended on December 27, 2002, and the 13-week third quarter of fiscal 2004 ended on January 2, 2004.

     INVENTORIES: Inventories are stated at the lower of cost or market, with cost determined on a first-in, first-out basis and market based on the lower of replacement cost or estimated net realizable value. The components of inventories are (in thousands):
                                           March 31,             December 31,
                                             2003                    2003
                                             ----                    -----

     Raw materials......................  $    3,234             $    2,276
     Work-in-process....................         220                    480
     Finished goods.....................       2,257                  1,013
                                          ----------             ----------
                                          $    5,711             $    3,769
                                          ==========             ==========

     RECLASSIFICATIONS. Certain items have been reclassified in the prior year to conform to the current year presentation.

     NET INCOME (LOSS) PER SHARE: Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding. Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock and common stock equivalents outstanding. Common stock equivalents consist of stock options and warrants using the treasury stock method. As the effect of common stock equivalents would be antidilutive, stock options and warrants were excluded from the calculation of diluted net loss per share for the three months and nine months ended December 31, 2003. As the effect would be antidulutive, 401,200 and 32,000 stock option shares, respectively, were excluded from the calculation of diluted net earnings per share for the three months and nine months ended December 31, 2002, respectively. The reconciliation of the denominators of the basic and diluted net income (loss) per share computation for the three and nine months ended December 31, 2002 and December 31, 2003 is shown in the following table (in thousands, except per share data):

                                                                          Three Months Ended              Nine Months Ended
                                                                            December 31,                      December 31,
                                                                       2002              2003            2002             2003
                                                                       ----              ----            ----             ----
Net income (loss).................................................  $     397        $  (8,864)       $   2,431      $  (12,064)
                                                                    =========        =========        =========      ==========

Basic net income (loss) per share:
    Weighted average common shares outstanding....................     10,376           10,631           10,330          10,554
                                                                    ---------        ---------        ---------      ----------
Basic net income (loss) per share.................................  $     .04        $    (.83)       $     .24      $    (1.14)
                                                                    =========        =========        =========      ==========

Diluted net income (loss) per share:
    Weighted average common shares outstanding....................     10,376           10,631           10,330          10,554
    Weighted average common shares from
       stock option grants........................................        412               --              585              --
                                                                    ---------        ---------        ---------      ----------
    Weighted average common shares and common
       stock equivalents outstanding..............................     10,788           10,631           10,915          10,554
                                                                    ---------        ---------        ---------      ----------
Diluted net income (loss) per share...............................  $     .04        $    (.83)       $     .22      $    (1.14)
                                                                    =========        =========        =========      ==========

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

      The Company's U.S. government subcontract requires delivery into a secure, government-funded vault located on the Company's premises. Shipments are made from the vault on a shipment schedule provided by the prime contractor, which is subject to revision, but not cancellation, at the option of the prime contractor. At the time the cards are delivered into the vault, title to the cards is transferred to the government and all risks of ownership are transferred as well. The prime contractor is invoiced, with payment due within thirty days, and the contract does not contain any return (other than for warranty) or cancellation provisions. Pursuant to the provisions of Staff Accounting Bulletin No. 101 (SAB 101), revenue is recognized on delivery into the vault as the Company has fulfilled its contractual obligations and the earnings process is complete. If the Company does not receive a shipment schedule, revenue is recognized upon shipment from the vault.

     License revenue, which may consist of up-front license fees and long-term royalty payments, is recognized as revenue when earned. The cost of license revenue is not material and is included in selling, general, and administrative expenses. License revenue in the amount of $875,000 for the fiscal 2003 third quarter and first nine months represents the unamortized portion of a $1,000,000 nonrefundable distribution license fee received in 2000 from a licensee in Asia that had committed to purchase a minimum number of optical memory cards for a program in the licensee's country. The Company recorded this fee as deferred revenue and had been amortizing it as revenue in proportion to actual card purchases by the licensee. During the quarter ended December 31, 2002, the Company determined that, due to the licensee's failure to meet the minimum contractual purchase commitment, the licensee's distribution rights had become unenforceable and that the licensee would no longer be acting as the card supplier for that program.

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

     ACCOUNTING FOR INCOME TAXES. As part of the process of preparing its consolidated financial statements, the Company is required to estimate income taxes in each of the jurisdictions in which it operates. This process involves estimating the actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the consolidated balance sheets. The Company must then assess the likelihood that the deferred tax assets, including net operating loss carryforwards, will be recovered from future taxable income and to the extent that management believes recovery is not likely, the Company must establish a valuation allowance. The Company's methodology for determining the realizability of its deferred tax assets involves estimates of future taxable income; the estimated impact of future stock option deductions; and the expiration dates and amounts of net operating loss carryforwards. To the extent that a valuation allowance is established or increased in a period, the Company must include an expense within the tax provision in the statements of operations.

     Significant management judgment is required in determining the provision for income taxes and, in particular, any valuation allowance recorded against the Company's deferred tax assets. Applying the above methodology, due in part to the Company's recent cumulative tax loss history and the difficulty in forecasting the timing of future revenue which could lead to positive income on its financial statements and taxable income, the Company recorded an income tax expense of $8,446,000 for the third quarter of fiscal 2004 by increasing the valuation allowance to be equal to the remaining balance of the Company's deferred tax asset. This increase resulted in a total valuation allowance of $13.7 million as of December 31, 2003.

     STOCK-BASED COMPENSATION. The Company accounts for its stock-based compensation plans using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Compensation cost for stock options, if any, is measured by the excess of the quoted market price of the Company's stock at the date of grant over the exercise price. Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," established accounting and disclosure requirements using a fair-value based method of accounting for stock-based employee compensation plans. Had compensation expense been determined consistent with SFAS No. 123, the Company's net income (loss) and basic and diluted net income (loss) per share would have decreased to the following pro forma amounts (dollars, in thousands, except per share amounts):


                                                                          Three Months Ended              Nine Months Ended
                                                                            December 31,                      December 31,
                                                                       2002              2003            2002             2003
                                                                       ----              ----            ----             ----
Net income (loss), as reported....................................   $    397        $   (8,864)       $  2,431       $  (12,064)
                                                                     ========        ==========        ========       ==========

Add:  Stock-based employee compensation expense
    included in reported net income (loss), net of related
    tax effects...................................................         20                35              46               83

Deduct: total stock-based employee compensation
    determined under fair value based method for all
    awards, net of related tax effects............................       (396)             (798)           (977)          (1,904)
                                                                     --------        ----------        --------       ----------
Pro forma net income (loss).......................................   $     21        $   (9,627)       $  1,500       $  (13,885)
                                                                     ========        ==========        ========       ==========

Basic net income (loss) per common share:
    As reported...................................................   $    .04        $     (.83)       $    .24       $    (1.14)
                                                                     ========        ==========        ========       ==========
    Pro forma.....................................................   $     --        $     (.91)       $    .15       $    (1.32)
                                                                     ========        ==========        ========       ==========

Diluted net income (loss) per common share:
    As reported...................................................   $    .04        $     (.83)       $    .22       $    (1.14)
                                                                     ========        ==========        ========       ==========
    Pro forma.....................................................   $     --        $     (.91)       $    .14       $    (1.32)
                                                                     ========        ==========        ========       ==========

Shares used in computing basic and diluted pro forma
    net income (loss) per share:
    Basic ........................................................     10,376            10,631          10,330           10,554
    Diluted.......................................................     10,788            10,631          10,915           10,554

     The Company computed the fair value of each option grant on the date of grant using the Black-Scholes option valuation model with the following assumptions:

                                                        Three Months Ended                  Nine Months Ended
                                                            December 31,                       December 31,
                                                     2002                2003            2002                 2003
                                                     ----                ----            ----                 ----

Risk-free interest rate............................  4.41% to 4.99%      3.75%           4.41% to 4.99%       2.74% to 3.75%
Average expected life of option....................  5 to 8 years        8 years         5 to 8 years         5 to 8 years
Dividend yield.....................................  0%                  0%              0%                   0%
Volatility of common stock.........................  50%                 50%             50%                  50%
Weighted average fair value of option grants.......  $10.67              $9.36           $10.67               $9.57

     ISSUANCE OF STOCK, OPTIONS, AND WARRANTS. Between December 24 and 30, 2003, the Company issued and sold 791,172 shares of common stock, options to purchase 122,292 shares of common stock, and warrants to purchase 174,057 shares of common stock for an aggregate purchase price of $10,095,332 in a private placement. The Company received net proceeds of $9,548,000 (net of fees and expenses). The purchase price of the common stock was $12.76 per share, which was a 15% discount from the five-day average price as of December 23, 2003. The options have an exercise price of $16.51 per share and a nine-month life. The warrants have an exercise price of $17.26 per share and a life of five years. The options and warrants were valued at $245,000 and $984,000, respectively, based on a Black-Scholes calculation as of December 23, 2003 and pursuant to the provisions of EITF Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock," (EITF 00-19) were recorded at those values in long-term liabilities. The balance of the net proceeds was accounted for as additional paid-in capital. Under EITF 00-19, the Company marks-to-market the fair value of the options and warrants at the end of each accounting period. At the end of the fiscal 2004 third quarter, this resulted in options and warrants valued at $195,000 and $916,000, respectively. The decrease in the valuation of the options and warrants between December 23, 2003 and the quarter end of $118,000 was recorded as other income in the accompanying Condensed Consolidated

Statement of Operations and resulted from a decrease in the Company's stock price. On February 6, 2004, the Company and the investors entered into an amendment to their original agreement, that resulted in the reclassification of the option and warrant value to equity. The amendment clarified that the options and warrants granted in the financing may be exercised at a time when a registration statement covering the resale of the underlying share is not effective or available and that in such instance the Company would deliver to the investors shares of common stock whose resale is not currently registered. On the effective date of the amendment, the option and warrant value was reclassified to equity as additional paid-in capital. As a result of the increase in the value of the options and warrants from the closing date to the amendment date due to increases in the Company's stock price, the Company recognized an expense of $211,000 which will be included in other expense in the Condensed Consolidated Statement of Operations in the fourth quarter of fiscal 2004. The Company is subject to certain indemnity provisions included in the stock purchase agreement entered into as part of the financing in connection with its registration of the resale of the common stock issued and issuable in financing. Morgan Keegan & Company, Inc. acted as the Company's exclusive placement agent for this transaction and was granted warrants to purchase 15,284 shares of common stock.

     CONCENTRATION OF CREDIT RISK. One United States customer comprised 99% of accounts receivable at March 31, 2003 and two customers comprised 88% and 12%, respectively, of accounts receivable at December 31, 2003.

     SEGMENT REPORTING. The Company has two reportable segments: (1) optical memory cards and (2) optical memory card drives, drive service, and related accessories ("optical card drives"). The segments were determined based on the information used by the chief operating decision maker. The segments reported though are not strategic business units which offer unrelated products and services, but utilize compatible technology and are marketed jointly.

     The accounting policies used to derive reportable segment results are the same as those described in the "Summary of Significant Accounting Policies" included in the Company's fiscal 2003 Annual Report on Form 10-K/A. Resources are allocated to the segments in a manner that optimizes optical memory card revenues as determined by the chief operating decision maker. Segment revenues are comprised of sales to external customers. Segment gross profit (loss) includes all segment revenues less the related cost of sales. Fixed assets and inventory are not separately reported by segment to the chief operating decision maker. Accounts receivable, cash, deferred income taxes, prepaid expenses, certain fixed assets, and other assets are not separately identifiable to segments. Therefore, the amount of assets by segment is not meaningful. There are no inter-segment sales or transfers; all of the Company's long-lived assets are attributable to the United States.

     The Company's chief operating decision maker is currently the Company's Co-Chief Executive Officers, prior to which the Company's Chairman and Chief Executive Officer was considered to be the chief operating decision maker. The chief operating decision maker reviews financial information presented on a consolidated basis that is accompanied by disaggregated information about revenues and gross profit (loss) by segment.

     The tables below present information for optical memory cards and optical card drives for the three- and nine-month periods ended December 31, 2002 and December 31, 2003 (in thousands):

                                      Three Months Ended December 31, 2002      Three Months Ended December 31, 2003
                                      ------------------------------------      ------------------------------------

                                      Optical                                   Optical
                                      Memory      Optical Card     Segment      Memory      Optical Card     Segment
                                      Cards          Drives        Total        Cards          Drives         Total
                                      -----          ------        -----        -----          ------         -----

 Revenue.........................     $  4,166       $  280        $ 4,446      $  2,942       $ 2,490       $ 5,432
 Cost of sales...................        2,111          400          2,511         2,231         1,650         3,881
 Gross profit (loss).............        2,055         (120)         1,935           711           840         1,551
 Depreciation and
 amortization expense............          272           21            293           306            57           363


                                      Nine Months Ended December 31, 2002       Nine Months Ended December 31, 2003
                                      -----------------------------------       -----------------------------------

                                      Optical                                   Optical
                                      Memory      Optical Card     Segment      Memory      Optical Card     Segment
                                      Cards          Drives        Total        Cards          Drives         Total
                                      -----          ------        -----        -----          ------         -----
 Revenue.........................     $ 19,698       $   616       $20,314      $ 7,422        $ 3,076       $10,498
 Cost of sales...................        9,399         1,328        10,727        6,283          2,628         8,911
 Gross profit (loss).............       10,299          (712)        9,587        1,139            448         1,587
 Depreciation and
 amortization expense............          756            60           816          870            110           980


     The following is a reconciliation of segment results to amounts included in the Company's condensed consolidated financial statements (in thousands):


                                      Three Months Ended December 31, 2002      Three Months Ended December 31, 2003
                                      ------------------------------------      ------------------------------------

                                      Segment                                   Segment
                                       Total          Other          Total       Total          Other         Total
                                       -----          -----          -----       -----          -----         -----

 Revenue.........................     $  4,446       $   919       $ 5,365      $ 5,432        $    35       $ 5,467
 Cost of sales...................        2,511            69         2,580        3,881             24         3,905
 Gross profit....................        1,935           850         2,785        1,551             11         1,562
 Depreciation and
 amortization expense............          293           181           474          363            182           545

                                      Nine Months Ended December 31, 2002       Nine Months Ended December 31, 2003
                                      -----------------------------------       -----------------------------------

                                      Segment                                   Segment
                                       Total          Other          Total       Total          Other         Total
                                       -----          -----          -----       -----          -----         -----

 Revenue.........................     $ 20,314       $ 1,132 (a)   $21,446      $10,498        $   123       $10,621
 Cost of sales...................       10,727           233        10,960        8,911             76         8,987
 Gross profit....................        9,587           899        10,486        1,587             47         1,634
 Depreciation and
 amortization expense............          816           539         1,355          980            510         1,490

(a) Other revenue for fiscal year 2003 consists primarily of license revenue. Other cost of sales and depreciation and amortization expense represents corporate and other costs not directly associated with segment activities.

     POTENTIAL ACQUISITION. On November 13, 2003, the Company announced that it had entered into a Letter of Intent to acquire two card companies related through common ownership, Challenge Card Design Plastikkarten GmbH of Rastede, Germany (CCD), and cards & more GmbH of Ratingen, Germany (C&M), including their sales operations in the USA and Korea. The Letter of Intent calls for acquisition of substantially all of the assets of the two companies in exchange for assumption of approximately $600,000 of debt and payment of approximately $6.1 million cash, consisting of approximately $3.5 million payable at closing and approximately $2.6 million payable in four equal annual installments. CCD and C&M provide advanced contactless card solutions, primarily in the consumer, event, and access control sectors of the European market. The final acquisition agreement is expected to be signed and announced during the first calendar quarter of 2004, after (1) a due diligence period is completed, including preparing financial statements for CCD and C&M in accordance with accounting principles generally accepted in the United States; (2) the terms and conditions of the definitive agreement are negotiated; and (3) any required approvals are obtained. CCD and C&M will continue serving their existing customer base for card-related products. The addition of the CCD card manufacturing plant in Rastede is expected to add significant capacity and product flexibility to the Company's product line. The Company believes that the combined companies will not require additional operating cash for their base businesses. Included in the capital equipment plans discussed under "Liquidity and Capital Resources" are amounts for optical memory card production equipment to be installed in Germany at CCD.

     LEGAL MATTERS. The Company was informed on July 10, 2003, that its subsidiary, LaserCard Systems Corporation, had been named as one of several defendants in a lawsuit. The plaintiff alleged in the lawsuit that he was injured in laser eye surgery performed using a VISX, Incorporated laser system that may have incorporated a LaserCard and read/write drive as components. The plaintiff also is suing the physicians involved for malpractice and VISX, Incorporated, the Company, and various unnamed defendants for product liability, alleging their products were defective. The lawsuit was filed in California Superior Court for San Joaquin County, case number CV020962 and seeks unspecified damages. The Company has tendered defense of the lawsuit to its product liability insurance carrier, which has agreed to provide a defense. The Company believes that settlement costs, if any, will be covered by its insurance policy. Discovery is in the early stages.

     RECENT ACCOUNTING PRONOUNCEMENTS. In November 2002, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables" (EITF 00-21). EITF 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF 00-21 apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of this standard did not have a material impact on the Company's financial position and results of operations.

     In January 2003, the FASB issued Financial Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46). FIN 46 addresses consolidation by business enterprises of variable interest entities. Under that interpretation, certain entities known as Variable Interest Entities (VIEs) must be consolidated by the primary beneficiary of the entity. The primary beneficiary is generally defined as having the majority of the risks and rewards arising from the VIE. For VIEs in which a significant (but not majority) variable interest is held, certain disclosures are required. In December 2003, the FASB revised FIN 46, delaying the effective dates for certain entities created before February 1, 2003, and making other amendments to clarify application of the guidance. For potential variable interest entities other than any Special Purpose Entities (SPEs), the revised FIN 46 (FIN 46R) is now required to be applied no later than the end of the first fiscal year or interim reporting period ending after March 15, 2004. The original guidance under FIN 46 is still applicable, however, for all SPEs created prior to February 1, 2003 at the end of the first interim or annual reporting period ending after December 15, 2003. FIN 46R may be applied prospectively with a cumulative effect adjustment as of the date it is first applied, or by restating previously issued financial statements with a cumulative-effect adjustment as of the beginning of the first year restated. FIN 46R also requires certain disclosures of an entity's relationship with variable interest entities. The Company will adopt FIN 46R for non-SPE entities as of March 31, 2004.

     In May 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 did not have an impact on the Company's financial position and results of operations.

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 establishes standards for how companies classify and measure certain financial instruments with characteristics of both liabilities and equity. It requires companies to classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS No. 150 is effective beginning with the third quarter of fiscal 2004. The adoption of SFAS No. 150 did not have an impact on the Company's financial position and results of operations.

     In July 2003, the EITF reached a consensus on Issue No. 03-5, "Applicability of AICPA Statement of Position 97-2 (SOP 97-2) to Non-Software Deliverables" (EITF 03-5). The consensus was reached that SOP 97-2 is applicable to non-software deliverables if they are included in an arrangement that contains software that is essential to the non-software deliverables' functionality. This consensus is to be applied to Company's financial year beginning after October 1, 2003. The Company has not yet evaluated the impact that EITF 03-5 will have on its financial position and results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

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

FORWARD-LOOKING STATEMENTS

     All statements contained in this report that are not historical facts are forward-looking statements. The forward-looking statements in this report are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. They are not historical facts or guarantees of future performance or events. Rather, they are based on current expectations, estimates, beliefs, assumptions, and goals and objectives and are subject to uncertainties that are difficult to predict. As a result, the Company's actual results may differ materially from the statements made. Often such statements can be identified by their use of words such as "may," "will," "intends," "plans," "believes," "anticipates," "visualizes," "expects," and "estimates." Forward-looking statements made in this report include statements as to current and potential market segments, customers, and applications for and deployment of the products of the Company; the Company's expectation that it will complete the acquisition of CCD-C&M during the first calendar quarter of 2004; statements as to the business benefits to the Company as a result of the private placement and/or the acquisitions--including increased revenue potential, card production capacity and product flexibility; production quantities, delivery rates and expected delivery schedule, backlog, and revenue recognition for Company products for U.S. or foreign government programs; statements as to potential deployment and use of the Company's products in the Department of Homeland Security (DHS) U.S. Visitor and Immigration Status Indication Technology (US-VISIT) program, expectations as to the establishment of new sheet-lamination production facilities and the short-term effect on gross margins; uncertainties associated with achieving adequate production capacity for sheet-lamination process cards to meet order requirements and delivery schedules; anticipated continued use of the Company's cards by the governments of the United States, Canada, and Italy, and an anticipated order for citizen ID cards for an undisclosed country; reliance on value-added resellers and system integrators to generate sales, perform customer system integration, develop application software, test products, and work with governments to implement card programs; the Company's efforts to recruit new value-added resellers (VARs); the Company's expectations regarding current and future orders and deliveries of cards and read/write drives under Italian government card programs; the need for, expected success of, and potential benefits from the Company's research and engineering efforts, including developing new or enhanced card capabilities, software products, production-model read-only drives, or drives with advanced security features or lower manufacturing costs; whether introduction of new drives will increase sales, and the effects of read/write drive prices and sales volume on gross profits or gross margins from read/write drive sales; the Company's belief that the read/write drive inventory at December 31, 2003 is reflected at its net realizable value; belief that there is a market for both designs of its read/write drives to support and expand optical card sales and that the read/write drive inventory on hand will be ordered by customers; expectations regarding revenues, margins, capital resources, and capital expenditures and investments, and the Company's deferred tax asset and related valuation allowance; anticipated reductions of federal tax cash payments due to current Company tax benefits; statements as to expected card delivery volumes, estimates of optical card production capacity, expected card yields therefrom, the Company's ability to expand production capacity, and the Company's plans and expectations regarding the growth and associated capital costs of such capacity; estimates that revenues will be sufficient to generate cash from operating activities over the next 12 months despite expected quarterly fluctuations; expectations regarding market growth, product demand, and foreign business including emerging programs or prospective applications in India, Italy, and several other countries; and expectations as to continued, expanded, or potential U.S. government or other governmental card programs.

     These forward-looking statements are based upon the Company's assumptions about and assessment of the future, which may or may not prove true, and involve a number of risks and uncertainties including, but not limited to, whether there is a market for cards for homeland security and if so whether such market will utilize optical memory cards as opposed to other technology; customer concentration and reliance on continued U.S. government business; risks associated with doing business in and with foreign countries; whether the results of the CCD-C&M due diligence will support the Company proceeding with the acquisition and whether the Company and CCD-C&M can timely negotiate and execute an acquisition agreement; lengthy sales cycles and changes in and dependence on government policy-making; reliance on value-added resellers and system integrators to generate sales, perform customer system integration, develop application software, integrate optical card systems with other technologies, test products, and work with governments to implement card programs; risks and difficulties associated with development, manufacture, and deployment of optical cards, drives, and systems; the possibility that optical memory cards will not be selected for the full implementation of the US-VISIT program or for new government programs abroad; the impact of litigation or governmental or regulatory proceedings; the ability of the Company or its customers to initiate and develop new programs utilizing the Company's card products; risks and difficulties associated with development, manufacture, and deployment of optical cards, drives, and systems; potential manufacturing difficulties and complications associated with increasing manufacturing capacity of cards and drives, implementing new manufacturing processes, and outsourcing manufacturing; the Company's ability to produce and sell read/write drives in volume; the unpredictability of customer demand for products and customer issuance and release of corresponding orders; government rights to withhold order releases, reduce the quantities released, and extend shipment dates; whether the Company receives a fixed payment schedule and/or a schedule, notification, or plan for shipments out of the government-funded vault located on the Company's premises, enabling the Company to recognize revenues on cards delivered to the vault instead of when cards later are shipped from the vault; whether the Company conducts its planned production capacity expansion and acquisition of CCD-C&M, the impact of technological advances, general economic trends, and competitive products; and other risks detailed from time to time in the Company's SEC filings, including its Annual Report on Form 10-K/A for the fiscal year ended March 31, 2003. These forward-looking statements speak only as to the date of this report, and, except as required by law, the Company undertakes no obligation to publicly release updates or revisions to these statements whether as a result of new information, future events, or otherwise.

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

      The Company's U.S. government subcontract requires delivery into a secure, government-funded vault located on the Company's premises. Shipments are made from the vault on a shipment schedule provided by the prime contractor, which is subject to revision, but not cancellation, at the option of the prime contractor. At the time the cards are delivered into the vault, title to the cards is transferred to the government and all risks of ownership are transferred as well. The prime contractor is invoiced, with payment due within thirty days, and the contract does not contain any return (other than for warranty) or cancellation provisions. Pursuant to the provisions of SAB 101, revenue is recognized on delivery into the vault as the Company has fulfilled its contractual obligations and the earnings process is complete. If the Company does not receive a shipment schedule for shipment of cards from the vault, revenue is recognized upon shipment from the vault.

     License revenue, which may consist of up-front license fees and long-term royalty payments, is recognized as revenue when earned. The cost of license revenue is not material and is included in selling, general, and administrative expenses.

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

     Significant management judgment is required in determining the provision for income taxes and, in particular, any valuation allowance recorded against the Company's deferred tax assets. Due in part to the Company's recent cumulative tax loss history, income statement loss history over the past four quarters, and the difficulty in forecasting the timing of future revenue which could lead to positive income on its financial statements and taxable income, the Company determined it was necessary to increase the valuation allowance under SFAS No. 109. As a result, the Company has recorded a valuation allowance of $13.7 million as of December 31, 2003, including $8,446,000 in the third quarter of fiscal 2004, due to uncertainties related to its ability to utilize its deferred tax assets before they expire.

     The Company's methodology for determining the realizability of its deferred tax assets involves estimates of future taxable income; the estimated impact of future stock option deductions; and the expiration dates and amounts of net operating loss carryforwards. These estimates are based on near-term projections and assumptions which management believes to be reasonable. In concluding that a valuation allowance was required as of December 31, 2003, the Company considered both the positive and negative evidence regarding its ability to generate sufficient future taxable income to realize its deferred tax assets. Positive evidence included having achieved profitability for financial reporting purposes from fiscal 1999 through fiscal year 2003. Other positive evidence included (1) the level of sales and business experienced under the contract with the Canadian government's Permanent Resident Card program; (2) prospects in Italy and an unnamed eastern hemisphere country for national identification card programs;
(3) the heightened interest in border security initiatives following the events of September 11, 2001;, and (4) expected future orders. Negative evidence included (1) the Company's reliance on a limited number of customers for a substantial portion of its business; (2) the uncertainty in timing of anticipated orders from customers; (3) the impact of future stock option deductions on taxable income; and (4) recent experience of net operating loss carryforwards expiring unused; (5) the loss for the fourth quarter of fiscal 2003 and the first, second, and third quarters of fiscal 2004; and (6) the prospect of three years' cumulative tax net operating losses. In weighing the positive and negative evidence above, the Company considered the "more likely than not" criteria pursuant to SFAS No. 109 as well as the risk factors related to its future business described under the subheadings: "Dependence on VARs and on a Limited Number of Customers," "Lengthy Sales Cycles," "Technological Change," and "Competition" as noted in the section entitled "Factors That May Affect Future Operating Results" in the Company's Report on Form 10-K/A for the fiscal year ended March 31, 2003.

     In the event that actual results differ from these estimates or that these estimates are adjusted in future periods, the Company may need to adjust the amount of the valuation allowance based on future determinations of whether it is more likely than not that some or all of its deferred tax assets will be realized. A decrease in the valuation allowance would be recorded as an income tax benefit or a reduction of income tax expense or a credit to stockholders' equity. The Company's net operating losses available to reduce future taxable income expire on various dates from fiscal 2005 through fiscal 2024.

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

     Management's analysis of the carrying value of card and read/write drive inventory is performed on a quarterly basis. With respect to inventory carrying values, the Company follows the principles articulated in Accounting Research Bulletin 43, Chapter 4, "Inventory Pricing," paragraphs 5 through 7 and 10 and other authoritative guidance

(SAB 100) as it relates to determining the appropriate cost basis of inventory and determining whether firm, noncancelable purchase commitments should be accrued as a loss if forecasted demand is not sufficient to utilize all such committed inventory purchases. As part of the Company's quarterly excess/obsolete analysis, management also determines whether lower of cost or market adjustments (i.e., where selling prices less certain costs are not sufficient to recover inventory carrying values) are warranted; during the first nine months of fiscal 2004, the Company has not recorded any significant lower of cost or market adjustments. In those instances where the Company has recorded charges for excess and obsolete inventory, management ensures that such new cost basis is reflected in the statement of operations if that inventory is subsequently sold. The Company's inventory reserves are based upon the lower of cost or market for slow moving or obsolete items. As a result, the Company believes a 10% increase or decrease of sales would not have a material impact on such reserves.

RESULTS OF OPERATIONS--FISCAL 2004 THIRD QUARTER AND FIRST NINE MONTHS COMPARED WITH FISCAL 2003 THIRD QUARTER AND FIRST NINE MONTHS

Overview

     Drexler Technology Corporation is located in Mountain View, California. The Company makes and markets high-security, durable plastic optical memory cards and associated computerized read/write drives primarily for use in digital governance programs by the US and foreign governments. The counterfeit- and tamper-resistant cards are consumable products because they typically are replaced when the rights documented by the cards expire. The largest user of LaserCard products is the U.S. government, which purchases the Company's products through a value-added reseller (VAR), Information Spectrum, Inc. (ISI), a unit of Anteon International Corporation. ISI is the government contractor for LaserCard product sales to the U.S. Department of Homeland Security (DHS), U.S. Department of State (DOS), U.S. Department of Defense (DOD), and the government of Canada. Under government contracts with ISI, the DHS purchases U.S. Permanent Resident Cards (Green Cards) and DOS "Laser Visa" Border Crossing Cards (BCCs); the DOD purchases Automated Manifest System cards; and the Canadian government purchases Permanent Resident Cards. Encompassing all of these programs, the Company's product sales to ISI represented 89% of total revenues for the fiscal 2004 third quarter ended December 31, 2003, 81% of total revenues for the fiscal 2003 third quarter ended December 31, 2002, 86% of total revenues for the fiscal 2004 first nine months, and 94% of total revenues for the fiscal 2003 first nine months.

     Revenues for the major government programs are shown below as a percentage of total Company revenues:

                                                               Three Months Ended                Nine Months Ended
                                                                  December 31,                      December 31,
                                                             2002              2003            2002             2003
                                                             ----              ----            ----             ----
United States Green Cards and Laser Visa BCCs............     65%               60%             87%              53%
Canadian Permanent Resident Cards........................     16%               22%              7%              29%
Italian Carta d'Identica Elettronica (CIE) Cards.........      1%               10%              1%               6%

     For the government of Italy, the Company has received orders for CIE cards (Carta d'Identica Elettronica) and anticipates orders for a new program for the PSE cards (Permesso di Soggiorno Elettronico). The Company currently has a backlog in the amount of $5.7 million for CIE cards scheduled for delivery from January 2004 through May 2004 for Phase 2 of this program. According to program descriptions released by the Italian government, CIE card orders could potentially reach 8 to 10 million cards per year if Phase 3 is fully implemented.

     Optical memory card revenues for the quarter ended December 31, 2003 mainly included sales of Green Cards manufactured for the U.S. government, and sales of Permanent Resident Cards made for the Canadian government, and CIE cards for the Italian government for its planned national ID card program.

     Production of U.S. Laser Visa Border Crossing Cards (BCCs) and Permanent Resident Cards (Green Cards) for the U.S. Department of Homeland Security (DHS) was delayed at the beginning of fiscal 2004 while new artwork for the cards was being designed by DHS. The artwork change for Laser Visa BCCs was completed in July 2003, and on July 14, 2003, the Company announced receipt of an optical memory card order valued at approximately $2 million for

Laser Visa BCCs. The new order called for card production to start immediately and to be completed within four months. The artwork change for Green Cards resulted in an order announced by the Company on December 19, 2003, valued at approximately $2.6 million, calling for deliveries through May 2004.

     Optical memory card revenues during fiscal year 2003 included about $21.2 million on sales of Green Cards and Laser Visa BCCs. The Company anticipates that fiscal 2004 optical memory card revenues for these two programs will not exceed $4.8 million to $5.6 million. The U.S. Government is currently personalizing cards at an $8.9 million annualized run rate. The value is based upon the Company's selling price of cards to ISI. The Company believes that annual revenues will approximate the U.S. Government personalization rate over time subject to fluctuations in the level of inventory deemed appropriate by the U.S. Government. Optical memory card revenues through the first nine months of fiscal 2004 for these two programs were approximately $3.2 million.

     The Company has established sheet-lamination production facilities to make Canadian Permanent Resident Cards, Italian National ID cards, and cards for other potential programs. This process is currently more labor intensive than its roll-lamination process but allows the use of high security offset printing and other special features, resulting in a premium card. To date, gross margins on the Canadian sheet-process cards have been less than 40%. The Company believes that over time it will be able to improve margins on cards made by the sheet-lamination process through automation and yield improvements. In addition, roll-lamination card gross margins have been hampered by low sales and production volume.

     Potential applications for LaserCard optical memory card digital governance programs include identification cards in several countries, motor vehicle registration cards in India, and the expansion of current U.S. government ID card programs due to the perceived increasing need for enhanced U.S. border security. U.S. government ID programs include the U.S. Visitor and Immigration Status Indication Technology (US-VISIT) program. During the fiscal 2004 third quarter, the Company received an order for and delivered 1,000 optical memory card read/write drives and biometric verification systems software for a Department of Homeland Security program. Revenue was recognized for the 900 systems accepted during the quarter. These 1,000 drives and software systems will be deployed by the DHS to air, land, and sea ports of entry around the United States, enabling the DHS to read the encoded data on more than 13 million Permanent Resident Cards and Border Crossing Cards previously manufactured by the Company and issued by the U.S. government since 1998. Since governmental card programs typically rely on government policy-making, which in turn is subject to technical requirements, budget approvals, and political considerations, there is no assurance that the US-VISIT program will be implemented as expected or that the Company will be chosen as a vendor for the full implementation of this program.

     In addition to using its own marketing staff, the Company utilizes VAR companies and card distribution licensees for the development of markets and applications for LaserCard products. Product sales to VARs and licensees consist primarily of the Company's optical memory cards and optical card read/write drives. The Company also offers for sale, its customized software applications and add-on peripherals made by other companies (such as equipment for adding a digitized photo, fingerprint, hand template, or signature to the cards). The VARs/licensees may add application software, personal computers, and other peripherals, and then resell these products integrated into data systems. The Company is continuing its efforts to recruit new VARs and eliminate nonproductive VARs.

     The Company's current five-year U.S. government subcontract for Green Cards and Laser Visa BCCs was announced in June 2000. This subcontract was received by the Company through LaserCard VAR ISI, that is a U.S. government prime contractor, under a competitively bid, government procurement contract. The subcontract provides for an initial one-year contract period and four additional one-year contract options. This contract was most recently extended in June 2003 for the one-year period through May 25, 2004. This subcontract has one remaining extension, and there is no assurance that a follow-on contract will be issued by the DHS.

      In 2002, the Company was awarded a subcontract for production of Canada's new Permanent Resident Cards. Orders to date under this subcontract now total $7 million, including a $1.4 million backlog as of December 31, 2003. The subcontract provides for a minimum purchase of cards valued at approximately $10.3 million over the five-year term of the subcontract. Also in 2002, the Canadian government purchased 220 read/write drives from the Company to read and verify Canadian Permanent Resident Cards and to authenticate U.S. Green Cards and Laser Visa BCCs.

     On August 13, 2003, the Company announced that an undisclosed country has selected the Company's optical memory cards for secure personal identification, and orders for optical memory cards are anticipated. The Company sold 120 drives for this program, most of which were shipped in the fiscal 2004 second quarter, for installation of the infrastructure required for card issuance.

     As more fully described below, in December 2003, the Company raised approximately $9.5 million in an equity private placement. The Company sold 791,172 shares of common stock, nine-month options to purchase 122,292 shares of common stock at $16.51, and five-year warrants to purchase 174,057 shares of common stock at $17.26.

     Kodak, the Company's sole-source supplier of raw material for its optical memory card media, announced that it is reducing its emphasis on emulsion based films. If Kodak were to discontinue manufacturing the raw material from which the Company's optical memory card media is made, the Company would order the maximum amount of final-run stock for use while endeavoring to establish an alternate supplier for such raw material, although the purchase price could increase from a new supplier. The Company has purchased a long-term supply of the raw material to make mastering loops and believes it has on hand an adequate supply of media raw material on hand and on order to meet anticipated demand.

     The Company plans to invest approximately $11 million in the acquisition of CCD and C&M, and additional capital equipment and leasehold improvement expenditures over the next six to nine months as more fully discussed under Liquidity. In this regard, the Company has entered into ten-year leases for two buildings in Mountain View, California, totaling 69,000 square feet, with average annual lease payments totaling $1,106,000 combined. One lease is a renegotiation of the lease for an existing leased building and the other lease, signed on January 29, 2004, is for additional space. The Company anticipates it will occupy the newly leased building by the end of May 2004. The Company will move out of a smaller building at that time. This has resulted in the acceleration of certain leasehold improvement amortization costs for the period from November 2003 through May 2004, resulting in recognition of $280,000 of additional leasehold amortization expense through that period.

Revenues

     The Company's total revenues for the fiscal 2004 third quarter ended December 31, 2003 consisted of sales of optical memory cards, optical card read/write drives, drive accessories, maintenance, peripherals, and other miscellaneous items. The Company's total revenues were $5,467,000 for the fiscal 2004 third quarter and $10,621,000 for the fiscal 2004 first nine months, compared with $5,365,000 for the fiscal 2003 third quarter and $21,446,000 for the fiscal 2003 first nine months. The increase in revenues for the three months ended December 31, 2003 was due to the sale of read/write drives to the Department of Homeland Security, discussed below, partially offset by the decrease in license revenues and the decrease in optical memory card revenues. The decrease in total revenues for the nine-month periods was due to significantly lower sales of optical memory cards for the U.S. government's Laser Visa BCC and Green Card programs, as described above.

     Revenue on optical memory cards totaled $2,942,000 for the fiscal 2004 third quarter compared with $4,166,000 for the fiscal 2003 third quarter. Revenue on optical memory cards totaled $7,422,000 for the first nine months of fiscal 2004 compared with $19,698,000 for the first nine months of fiscal 2003. These decreases were due to lower unit volume of card sales.

     During the fiscal 2004 third quarter, the Company received an order for and delivered 1,000 optical memory card read/write drives and biometric verification systems software for a Department of Homeland Security program. Revenue was recognized for the 900 systems accepted during the fiscal 2004 third quarter. One hundred systems were delivered near the end of the third quarter and will be recorded as revenue in the quarter ending March 31, 2004 when acceptance occurred. Revenue on read/write drives, drive service, and related accessories totaled $2,490,000, inclusive of $473,000 for biometric systems software, for the fiscal 2004 third quarter compared with $280,000 for the fiscal 2003 third quarter. Revenue on read/write drives, drive service, and related accessories totaled $3,076,000, inclusive of $473,000 for biometric systems software, for the fiscal 2004 first nine months compared with $616,000 for the fiscal 2003 first nine months. These increases were due to an increase in unit sales volume for read/write drives and higher selling prices due to the inclusion of biometric systems software.

Backlog

     As of December 31, 2003, the backlog for LaserCard optical memory cards totaled $9.6 million, with approximately $5.6 million in firm card orders scheduled for delivery this fiscal year. Order backlog as of December 31, 2003 includes orders for the following programs: Green Cards for the U.S. Department of Homeland Security, Italian government national ID cards (CIE cards), and Canadian government Permanent Resident Cards. Backlog is subject to fluctuation due to having few customers and the timing of orders. As of December 31, 2003, the backlog for LaserCard optical memory cards totaled $6.3 million. The Company has no backlog for read/write drives.

Gross Margin

     Gross margin on overall product sales was 29% for the fiscal 2004 third quarter and 15% for the fiscal 2004 first nine months compared with 43% for the fiscal 2003 third quarter and 47% for the fiscal 2003 first nine months. The overall gross profit declined $1,223,000, to $1,562,000 for the third quarter of fiscal 2004 from $2,785,000 for the third quarter of fiscal 2003. This decline was due primarily to lower volume of optical memory card sales and the shift in revenue mix for the quarter from optical memory cards to read/write drives. For the fiscal 2004 first nine months, overall gross profit declined $8,852,000 to $1,634,000 from $10,486,000 for the fiscal 2003 first nine months, due principally to the decline in optical memory card revenue.

     OPTICAL MEMORY CARDS. Prior to fiscal 2004, optical memory card gross margins have approximated 50%. Optical memory card gross profit and margins can vary significantly based on average selling price, sales and production volume, mix of card types, production efficiency and yields, and changes in fixed costs. The gross margin on optical memory cards declined to 24% for the third quarter of fiscal 2004 and 15% for the first nine months of fiscal 2004 as compared to 49% for the third quarter of fiscal 2003 and 52% for the first nine months of fiscal 2003. The declines in both periods were primarily due to low revenues and production volume and the corresponding underabsorption of fixed costs and the introduction of cards made by a sheet-lamination process that currently have lower margins than cards made by the roll-lamination process.

     READ/WRITE DRIVES. For the fiscal 2004 third quarter, the Company had a gross profit on read/write drive sales, including biometric systems software, of approximately $840,000 and a gross margin of 34% compared with a negative gross profit on read/write drive sales of approximately $120,000 for the fiscal 2003 third quarter. For the fiscal 2004 first nine months, gross profit on read/write drive sales, including biometric systems software, was approximately $448,000 and a gross margin of l5% compared with a negative gross profit of approximately $712,000 for the fiscal 2003 first nine months. The inclusion of biometric systems software on a per-drive basis increased read/write drive gross profits by $473,000 in both the third quarter and first nine months of fiscal 2004. During the fiscal 2003 first nine months, the Company wrote off read/write drive inventory totaling approximately $300,000. Read/write drive gross profit and margins can vary significantly based upon sales and production volume, changes in fixed costs, and the inclusion of optional features and software licenses on a per-drive basis. Prior to the third quarter of fiscal 2004, read/write drive gross profits have been negative, inclusive of fixed overhead costs, due to low sales volume. The Company anticipates that quarterly negative gross profits will recur in the future unless sales volume is sufficient to cover fixed costs. Also, unless per drive systems software licenses are included in future orders, the Company believes that margins will be below 10% when sales volume is sufficient to result in positive gross profit.

Income and Expenses

     SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES (SG&A). SG&A expenses were $1,560,000 for the fiscal 2004 third quarter compared with $1,566,000 for the fiscal 2003 third quarter. For the fiscal 2004 first nine months, SG&A expenses were $4,971,000 compared with $4,574,000 for the fiscal 2003 first nine months. The increase of $397,000 for the fiscal 2004 first nine months compared with the fiscal 2003 first nine months was primarily due to a $245,000 increase in insurance premiums and an increase of $194,000 in legal and accounting fees. The Company believes that SG&A expenses for the remainder of fiscal 2004 will be higher than fiscal 2003 levels, mainly due to increases in accounting and legal fees primarily related to due diligence for the potential acquisition of two companies in Germany.

     RESEARCH AND ENGINEERING EXPENSES (R&E). The Company is continuing its efforts to develop new optical memory card features and structures, including various sheet-lamination card structures, the insertion of contactless chips with radio frequency (RF) capability, Optichip(TM), OVD (optically variable device) products and associated media development; enhanced optical memory card read/write drives and read-only drives (readers); and new software products in an effort to provide new products that can stimulate optical memory card sales growth. For example, the Company recently has developed a prototype of a LaserCard handheld reader. The Company anticipates that these ongoing research and engineering efforts will result in new or enhanced card capabilities, production-model read-only drives, or drives with advanced security features and lower manufacturing costs; however, there is no assurance that such product development efforts will be successful. These features are important for the Company's existing and future optical memory card markets. Total R&E expenses were $588,000 for the third quarter of fiscal 2004 compared with $653,000 for the third quarter of fiscal 2003. For the first nine months of fiscal 2004, R&E expenses were $1,941,000 compared with $2,171,000 for the first nine months of fiscal 2003. The $230,000 decrease for the fiscal 2004 first nine months is mainly due to the completion of the design for a new read/write drive model and a $98,000 reduction related to the completion last year of the amortization of design technology transfer costs. Increases in R&E expenses are anticipated for development of production-model read-only drives and optical memory card media development.

     OTHER INCOME AND EXPENSE. Total net other income for the third quarter of fiscal 2004 was $168,000 consisting of $50,000 in interest income and a $118,000 gain recorded to mark-to-market the fair value of the common stock options and warrants issued in December 2003, compared with $96,000 of interest income for the third quarter of fiscal 2003. Other income for the first nine months of fiscal 2004 was $300,000 consisting of the $118,000 gain on these options and warrants, and $178,000 of interest income compared with $310,000 of interest income for the first nine months of fiscal 2003. The decrease in interest income was primarily due to decline in interest rates.

     INCOME TAXES. The Company recorded an income tax expense of $8,446,000 for the third quarter due to increasing the valuation allowance to be equal to the remaining balance of the Company's deferred tax asset. This income tax expense is not a cash item and does not mean that the Company owes income taxes, but rather that it no longer can demonstrate that in the future it will likely be able to utilize the tax benefits of previously generated net operating losses. The methodology for determining the realizability of its deferred tax asset is a critical accounting policy as described under the heading "Critical Accounting Policies" and in the Company's SEC filings. In summary, this methodology considers positive and negative evidence regarding the Company's ability to generate sufficient future taxable income to realize its deferred tax assets. Due in part to the Company's recent cumulative tax loss history, income statement loss history over the past four quarters, and the difficulty in forecasting the timing of future revenue which could lead to positive income on its financial statements and taxable income, the Company determined it was necessary to increase the valuation allowance under SFAS No. 109. If the Company has taxable income in the future, any unexpired net operating loss income tax carry-forward amounts will be utilized to reduce otherwise required income tax payments, and future tax expense, up to the full amount of the deferred tax asset which is currently $13.7 million. For the nine-month period ended December 31,2004, the Company recorded an income tax expense of $7,086,000. The Company recorded income tax expense of $265,000 for the three months ended December 31, 2002 and $1,620,000 for the nine months ended December 31, 2002, both at an effective tax rate of 40%.

LIQUIDITY AND CAPITAL RESOURCES

     As of December 31, 2003, the Company had cash, cash equivalents, and short-term investments of $20,476,000 and a current ratio of 3.8 to 1. The Company also had $5,944,000 in long-term investments with original maturities from 1 year to 2 1/2 years. Cash, short-term investments, and long-term investments were $26,420,000 at December 31, 2003 and $17,015,000 at March 31, 2003.

     Net cash provided by operating activities was $2,017,000 for the first nine months of fiscal 2004 compared with $102,000 for the first nine months of fiscal 2003. The primary components of the increase in operating cash flow were $3,864,000 from the increase in advance payments from customers during the first nine months of fiscal 2004 compared with the decrease for the first nine months of fiscal 2003; $3,074,000 from the decrease in inventories for the first nine months of fiscal 2004 compared with the decrease for the first nine months of fiscal 2003; and $3,961,000 from the increase in deferred revenue for the first nine months of fiscal 2004 compared with the decrease for the first nine months of fiscal 2003, all of which were partially offset by the $8,852,000 decrease in gross profit. At December 31, 2003, the Company had received advance payments from customers in the amount of $4.1 million for partial payment for the optical memory card orders described in the Backlog section above. Cash also increased during the quarter due to partial payment received for the 1,000 read/write drives shipped during the quarter, which accounted for most of the inventory decrease for the first nine-months of fiscal 2004. Cash will fluctuate based upon the timing of advance payments from customers relative to shipments and the timing of inventory purchases and subsequent manufacture and sale of products.

     The Company believes that the estimated level of revenues over the next 12 months will be sufficient to generate cash from operating activities over the same period. However, quarterly fluctuations are expected. Operating cash flow could be negatively impacted to a significant degree if either of the Company's largest U.S. government programs were to be further delayed, canceled, or not extended, if the Italian CIE card program does not grow as planned internally, and if these programs are not replaced by other card orders or other sources of income, or if increases in product revenues or licenses do not keep pace with increased marketing and R&E expenditures.

     The Company has not established a line of credit and has no current plans to do so. The Company may negotiate a line of credit if and when it becomes appropriate, although no assurance can be made that such financing would be available on favorable terms or at all, if needed.

     As a result of the $8,964,000 net loss recorded for the fiscal 2004 third quarter, the Company's accumulated deficit increased to $17,881,000. Stockholders' equity decreased to $34,557,000 as a result of the net loss recorded that was offset by $9,872,000 in additions to equity due to the sale of stock through stock plans during the fiscal 2004 third quarter and the proceeds of a private placement of common stock, as described below.

     Net cash used in investing activities was $812,000 for the first nine months of fiscal 2004 compared with $1,010,000 used in investing activities for the first nine months of fiscal 2003. These amounts include purchases and maturities of liquid investments, purchases of property and equipment of $3,504,000 for the first nine months of fiscal 2004, and $1,436,000 for the first nine months of fiscal 2003, and increases in patents and other intangibles of $66,000 for the first nine months of fiscal 2004 and $270,000 for the first nine months of fiscal 2003.

     The Company considers all highly liquid investments, consisting primarily of commercial paper, taxable notes, and U.S. government bonds, with original or remaining maturities of three months or less at the date of purchase, to be cash equivalents. All investments with original or remaining maturities of more than three months but not more than one year at the date of purchase, are classified as short-term. Investments with original or remaining maturities of more than one year at the date of purchase are classified as long-term. The Company determines the length of its investments after considering its cash requirements and yields available for the type of investment considered by the Company. Management also determines the appropriate classification of debt and equity securities at the time of purchase and reevaluates the classification of investments as of each balance sheet date. As of December 31, 2003, the Company had $8,503,000 classified as short-term and long-term investments, compared with $11,261,000 at March 31, 2003. All marketable securities were accounted for as held-to-maturity.

      The Company made capital equipment and leasehold improvement purchases of approximately $3.5 million during the first nine months of fiscal 2004 compared with approximately $1.4 million during the first nine months of fiscal 2003. The Company's current card capacity, assuming optimal card type mix, is estimated at approximately 13 million cards per year. The Company plans to purchase additional production equipment in a series of steps when deemed appropriate by the Company. The Company is also increasing production capacity for cards with new structures used by the Canadian and Italian programs. In addition to investment used for expansion, the Company expects to make additional capital expenditures for cost savings, quality improvements, and other purposes. The Company plans to use cash on hand and cash generated from operations to fund capital expenditures of approximately $8 million during the next six to nine months for equipment and leasehold improvements for card production, read/write drive tooling and assembly, and general support items. Approximately $5 million of this proposed expenditure is slated for new card manufacturing equipment.

      On November 13, 2003, the Company announced that it had entered into a Letter of Intent to acquire two German card companies related through common control, CCD and C&M, including their sales operations in the USA and Korea. The Letter of Intent calls for acquisition of substantially all of the assets in exchange for assumption of approximately $600,000 of debt and payment of approximately $6.1 million cash, consisting of approximately $3.5 million payable at closing, and approximately $2.6 million payable in four equal annual installments. CCD and C&M provide advanced contactless card solutions, primarily in the consumer, event, and access control sectors of the European market. The final acquisition agreement is expected to be signed and announced during the first calendar quarter of 2004, after (1) a due diligence period is completed, including preparing financial statements for CCD and C&M in accordance with accounting principles generally accepted in the United States; (2) the terms and conditions of the definitive agreement are negotiated; and (3) any required approvals are obtained. CCD and C&M will continue serving their existing customer base for card-related products. The addition of the CCD card manufacturing plant in Rastede is expected to add significant capacity and product flexibility to the Company's product line. The Company believes that the combined companies will not require additional operating cash for their base businesses. Included in the capital equipment plans outlined above are amounts for optical memory card production equipment to be installed in Germany at CCD.

     Net cash provided by financing activities was $10,958,000 for the first nine months of fiscal 2004 compared with net cash provided by financing activities of $1,682,000 for the first nine months of fiscal 2003. Financing activities consisted of proceeds from an equity private placement described below and proceeds on sales of common stock through the Company's stock-option and stock-purchase plans of $1,410,000 in the first nine months of fiscal 2004 and $1,682,000 in the first nine months of fiscal 2003.

      Between December 24 and 30, 2003, the Company received net proceeds of $9,548,000 (net of fees and expenses) from the issuance and sale of 791,172 shares of common stock, options to purchase 122,292 shares of common stock, and warrants to purchase 174,057 shares of common stock for an aggregate purchase price of $10,095,332 in a private placement. The purchase price of the common stock was $12.76 per share, which was a 15% discount from the five-day average price as of December 23, 2003. The options have an exercise price of $16.51 per share and a nine-month life. The warrants have an exercise price of $17.26 per share and a life of five years. The options and warrants were valued at $245,000 and $984,000, respectively, based on a Black-Scholes calculation as of December 23, 2003 and pursuant to the provisions of EITF Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock," (EITF 00-19) were recorded at those values in long-term liabilities. The balance of the net proceeds was accounted for as additional paid in capital. Under EITF 00-19, the Company marks-to-market the fair value of the options and warrants at the end of each accounting period. At the end of the fiscal 2004 third quarter, this resulted in options and warrants valued at $195,000 and $916,000, respectively. The decrease in valuation of the options and warrants between December 23, 2003 and the quarter end of $118,000 was recorded as other income in the accompanying Condensed Consolidated Statement of Operations and resulted from a decrease in the Company's stock price. On February 6, 2004, the Company and the investors entered into an amendment to their original agreement that resulted in the reclassification of the option and warrant value to equity. The amendment clarified that the options and warrants granted in the financing may be exercised at a time when a registration statement covering the resale of the underlying share is not effective or available and that in such instance the Company would deliver to the investors shares of common stock whose resale is not currently registered. On the effective date of the amendment, the option and warrant value was reclassified to equity as additional paid-in-capital. As a result of the increase in value of the options and warrants from the closing date to the amendment date, due to increases in the Company's stock price, the Company recognized an expense of $211,000, which will be included in other expense in the Condensed Consolidated Statement of Operations in the fourth quarter of fiscal 2004.

      On January 23, 2004, the Company filed an S-3 Registration Statement with the Securities and Exchange Commission covering the resale of the common stock issued and issuable in such financing. There can be no assurance that the Securities and Exchange Commission will declare the registration statement effective. The Company is subject to certain indemnity provisions included in the stock purchase agreement entered into as part of the financing associated with this registration. Morgan Keegan & Company, Inc. acted as the Company's exclusive placement agent for this transaction. The Company presently intends to use the net proceeds from this private placement (1) to purchase capital equipment and make leasehold improvements to further expand Drexler's LaserCard optical memory card production capacity, (2) for the planned cash purchase of CCD and C&M, and (3) for general corporate purposes.

     There were no debt financing activities for the fiscal 2004 first nine months ended December 31, 2003.

     The following table provides the effect on liquidity and cash flows for the Company's leased buildings as of December 31, 2003 (in thousands). There are no other contractual obligations or commercial commitments as of that date:

                     Fiscal Year
                     -----------

                     2004.....................  $    241
                     2005.....................       616
                     2006.....................       528
                     2007.....................       459
                     2008.....................       407
                     2009.....................       424
                     Thereafter...............     2,322
                                                --------
                        Total.................  $  4,997
                                                ========

      Subsequent to December 31, 2003, on January 29, 2004, the Company entered into a ten-year building lease for approximately 43,000 square feet with annual lease payments beginning April 1, 2004 of $386,000 for the first five years and $890,000 for the final five years, for a total amount of $6.4 million.

ITEM 3.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RATE RISKS

     INTEREST RATE RISK. The Company invests its cash, beyond that needed for daily operations, in high quality debt securities. In doing so, the Company seeks primarily to preserve the value and liquidity of its capital and, secondarily, to safely earn income from these investments. To accomplish these goals, the Company invests only in debt securities issued by (a) the U.S. Treasury and U.S. government agencies and corporations and (b) debt instruments that meet the following criteria:

     -- Commercial paper rated A1/P1 or debt instruments rated AAA, as rated by the major rating services
     --   Can readily be sold for cash

     There were no material changes during the third quarter of fiscal 2004 to the Company's exposure to market risk for changes in interest rates.

     FOREIGN CURRENCY EXCHANGE RATE RISK. The Company sells products in various international markets. All of these sales are denominated in U.S. Dollars. However, some raw material and purchased services are denominated in euros. Accordingly, the Company is subject to exposure if the exchange rate for euros increases in relation to the exchange rate for United States dollars. As of December 31, 2003, the Company had not entered into a forward exchange contract to hedge against or potentially minimize the foreign currency exchange risk. Therefore, there were no material changes during the third quarter of fiscal 2004 to the Company's foreign currency exchange rate risk.

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

ITEM 2.  CHANGES IN SECURITIES, USE OF PROCEEDS, AND
         ISSUER PURCHASES OF EQUITY SECURITIES

      On December 26-30, 2003, the Company closed a private placement of its common stock and raised $10.1 million, with net proceeds of $9.5 million. The Company sold 791,172 shares of our $0.01 par value common stock to 17 investors at $12.76 per share and granted them five-year warrants to purchase 174,057 shares of common stock at an exercise price of $17.26 per share and nine-month options to purchase 122,292 shares of common stock at an exercise price of $16.51 per share, all of which are immediately exercisable for cash only.

      The private placement was conducted without registration under the Federal Securities Act of 1933, as amended, in reliance upon the exemption provided by
Section 4(2) of such Act and Rule 506 promulgated under such Section. The Company filed a Registration Statement on Form S-3 on January 23, 2004 to register the resale of these shares and the shares issuable upon exercise of the warrants, and options with the Securities Exchange Commission. In addition to cash fees, on December 30, 2003, the Company issued Morgan Keegan & Co., Inc., which served as the placement agent, three-year warrants to purchase 15,284 shares of the Company's $0.01 par value common stock at an exercise price of $17.26 per share, which are immediately exercisable for cash only. These warrants were sold in reliance upon similar exemptions from registration and the shares underlying these warrants were included in the registration statement described above.

ITEM 5.  OTHER INFORMATION

     NON-AUDIT SERVICES. The Company's Audit Committee has approved certain non-audit services provided or to be provided by KPMG LLP, the Company's independent accountants. These services relate to consultation, advice, and other services in connection with tax planning and compliance and due diligence matters in connection with the proposed acquisition of two German companies.

     NEXT ANNUAL MEETING OF STOCKHOLDERS. The Company's 2004 Annual Meeting of Stockholders is scheduled to be held on Friday, October 1, 2004.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  (a)    Exhibit No.      Exhibit Description
         -----------      -------------------

         10.1             Building lease agreement (as amended)

         31.1 Rule 13a-14(a) Certification of Christopher J. Dyball, co-principal executive officer

         31.2 Rule 13a-14(a) Certification of Richard M. Haddock, co-principal executive officer

         31.3 Rule 13a-14(a) Certification of Steven G. Larson, principal financial officer

         32.1 Section 1350 Certification of Christopher J. Dyball and Richard M. Haddock, co-chief executive officers

         32.2 Section 1350 Certification of Steven G. Larson, chief financial officer

         99.1             Engagement Letter with Morgan Keegan & Co., Inc.
                          (as amended)

         99.2             Stock and Warrant Purchase Agreement (as amended)

     The above-listed exhibits are filed herewith. No other exhibits are included in this report as the contents of the required exhibits are either not applicable to Registrant, to be provided only if Registrant desires, or contained elsewhere in this report.

     (b)  Reports on Form 8-K

     On October 22, 2003, the Company filed a Report on Form 8-K dated October 15, 2003, which reported under Item 4 that the Company engaged KPMG LLP to be its new independent accountant.

     On November 4, 2003, the Company filed a Report on Form 8-K dated October 30, 2003, which reported under Item 12 the issuance of a press release containing financial results for the fiscal 2004 second quarter ended September 30, 2003.

     On November 19, 2003, the Company filed a Report on Form 8-K dated November 13, 2003, which reported under Item 9 the issuance of a press release announcing that the Company entered into a Letter of Intent to acquire two German card companies.

     On December 31, 2003, the Company filed a Report on Form 8-K dated December 23, 2003, which reported under Item 5 that it that it had entered into an agreement to conduct an equity private placement to institutional investors, with gross proceeds to the Company of approximately $10.1 million.


SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

DREXLER TECHNOLOGY CORPORATION
(Registrant)

            Signature                             Title                                   Date
            ---------                             -----                                   ----
/s/ Christopher J. Dyball              Co-Chief Executive Officer                  February 17, 2004
---------------------------------      (Co-Principal Executive Officer)
Christopher J. Dyball

/s/ Richard M. Haddock                 Co-Chief Executive Officer                  February 17, 2004
---------------------------------      (Co-Principal Executive Officer)
Richard M. Haddock

/s/ Steven G. Larson                   Vice President of Finance and Treasurer     February 17, 2004
---------------------------------      (Principal Financial Officer and
Steven G. Larson                       Principal Accounting Officer)

                                INDEX TO EXHIBITS
                                  [ITEM 14(c)]
Exhibit
Number      Description
------      -----------

10.1        Building lease agreement (as amended)

31.1 Rule 13a-14(a) Certification of Christopher J. Dyball, co-principal executive officer

31.2 Rule 13a-14(a) Certification of Richard M. Haddock, co-principal executive officer

31.3 Rule 13a-14(a) Certification of Steven G. Larson, principal financial officer

32.1 Section 1350 Certification of Christopher J. Dyball and Richard M. Haddock, co-chief executive officers

32.2 Section 1350 Certification of Steven G. Larson, chief financial officer

99.1        Engagement Letter with Morgan Keegan & Co., Inc. (as amended)

99.2        Stock and Warrant Purchase Agreement (as amended)