Form 10-Q/A
period 2003-12-31
DREXLER TECHNOLOGY CORP
filed 2004-04-26
CIK 30140

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1 to

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2003

DREXLER TECHNOLOGY CORPORATION

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	0-6377 (Commission File Number)	77-0176309 (I.R.S. Employer Identification No.)

1077 Independence Avenue, Mountain View, California 94043-1601

(Address of principal executive offices) (Zip Code)

(650) 969-7277

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  ☒  Yes  ☐  No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).  ☒  Yes  ☐  No

Number of outstanding shares of common stock, $.01 par value, at February 12, 2004: 11,388,977.

EXPLANATORY NOTE

The purpose of this Amendment No. 1 on Form 10-Q/A is to describe in more detail the accounting for our deferred tax assets by expanding the relevant discussion in Management’s Discussion and Analysis of Results of Operations and Financial Condition, primarily but not exclusively under our critical accounting policies.

PART I. FINANCIAL INFORMATION

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this Form 10-Q Report and the consolidated financial statements and notes thereto for the year ended March 31, 2003, included in the Company’s fiscal 2003 Annual Report on Form 10-K/A.

FORWARD-LOOKING STATEMENTS

All statements contained in this report that are not historical facts are forward-looking statements. The forward-looking statements in this report are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. They are not historical facts or guarantees of future performance or events. Rather, they are based on current expectations, estimates, beliefs, assumptions, and goals and objectives and are subject to uncertainties that are difficult to predict. As a result, the Company’s actual results may differ materially from the statements made. Often such statements can be identified by their use of words such as “may,” “will,” “intends,” “plans,” “believes,” “anticipates,” “visualizes,” “expects,” and “estimates.” Forward-looking statements made in this report include statements as to current and potential market segments, customers, and applications for and deployment of the products of the Company; the Company’s expectation that it will complete the acquisition of CCD-C&M during the first calendar quarter of 2004; statements as to the business benefits to the Company as a result of the private placement and/or the acquisitions—including increased revenue potential, card production capacity and product flexibility; production quantities, delivery rates and expected delivery schedule, backlog, and revenue recognition for Company products for U.S. or foreign government programs; statements as to potential deployment and use of the Company’s products in the Department of Homeland Security (DHS) U.S. Visitor and Immigration Status Indication Technology (US-VISIT) program, expectations as to the establishment of new sheet-lamination production facilities and the short-term effect on gross margins; uncertainties associated with achieving adequate production capacity for sheet-lamination process cards to meet order requirements and delivery schedules; anticipated continued use of the Company’s cards by the governments of the United States, Canada, and Italy, and an anticipated order for citizen ID cards for an undisclosed country; reliance on value-added resellers and system integrators to generate sales, perform customer system integration, develop application software, test products, and work with governments to implement card programs; the Company’s efforts to recruit new value-added resellers (VARs); the Company’s expectations regarding current and future orders and deliveries of cards and read/write drives under Italian government card programs; the need for, expected success of, and potential benefits from the Company’s research and engineering efforts, including developing new or enhanced card capabilities, software products, production-model read-only drives, or drives with advanced security features or lower manufacturing costs; whether introduction of new drives will increase sales, and the effects of read/write drive prices and sales volume on gross profits or gross margins from read/write drive sales; the Company’s belief that the read/write drive inventory at December 31, 2003 is reflected at its net realizable value; belief that there is a market for both designs of its read/write drives to support and expand optical card sales and that the read/write drive inventory on hand will be ordered by customers; expectations regarding revenues, margins, capital resources, and capital expenditures and investments, and the Company’s deferred tax asset and related valuation allowance; anticipated reductions of federal tax cash payments due to current Company tax benefits; statements as to expected card delivery volumes, estimates of optical card production capacity, expected card yields therefrom, the Company’s ability to expand production capacity, and the Company’s plans and expectations regarding the growth and associated capital costs of such capacity; estimates that revenues will be sufficient to generate cash from operating activities over the next 12 months despite expected quarterly fluctuations; expectations regarding market growth, product demand, and foreign business including emerging programs or prospective applications in India, Italy, and several other countries; and expectations as to continued, expanded, or potential U.S. government or other governmental card programs.

These forward-looking statements are based upon the Company’s assumptions about and assessment of the future, which may or may not prove true, and involve a number of risks and uncertainties including, but not limited to, whether there is a market for cards for homeland security and if so whether such market will utilize optical memory cards as opposed to other technology; customer concentration and reliance on continued U.S. government business; risks associated with doing business in and with foreign countries; whether the results of the CCD-C&M due diligence will support the Company proceeding with the acquisition and whether the Company and CCD-C&M can timely negotiate and execute an acquisition agreement; lengthy sales cycles and changes in and dependence on government policy-making; reliance on value-added resellers and system integrators to generate sales, perform customer system integration, develop application software, integrate optical card systems with other technologies, test products, and work with governments to implement card programs; risks and difficulties associated with development, manufacture, and deployment of optical cards, drives, and systems; the possibility that optical memory cards will not be selected for the full implementation of the US-VISIT program or for new government programs abroad; the impact of litigation or governmental or regulatory proceedings; the ability of the Company or its customers to initiate and develop new programs utilizing the Company’s card products; risks and difficulties associated with development, manufacture, and deployment of optical cards, drives, and systems; potential manufacturing difficulties and complications associated with increasing manufacturing capacity of cards and drives, implementing new manufacturing processes, and outsourcing manufacturing; the Company’s ability to produce and sell read/write drives in volume; the unpredictability of customer demand for products and customer issuance and release of corresponding orders; government rights to withhold order releases, reduce the quantities released, and extend shipment dates; whether the Company receives a fixed payment schedule and/or a schedule, notification, or plan for shipments out of the government-funded vault located on the Company’s premises, enabling the Company to recognize revenues on cards delivered to the vault instead of when cards later are shipped from the vault; whether the Company conducts its planned production capacity expansion and acquisition of CCD-C&M, the impact of technological advances, general economic trends, and competitive products; and other risks detailed from time to time in the Company’s SEC filings, including its Annual Report on Form 10-K/A for the fiscal year ended March 31, 2003. These forward-looking statements speak only as to the date of this report, and, except as required by law, the Company undertakes no obligation to publicly release updates or revisions to these statements whether as a result of new information, future events, or otherwise.

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

The Company’s U.S. government subcontract requires delivery into a secure, government-funded vault located on the Company’s premises. Shipments are made from the vault on a shipment schedule provided by the prime contractor, which is subject to revision, but not cancellation, at the option of the prime contractor. At the time the cards are delivered into the vault, title to the cards is transferred to the government and all risks of ownership are transferred as well. The prime contractor is invoiced, with payment due within thirty days, and the contract does not contain any return (other than for warranty) or cancellation provisions. Pursuant to the provisions of SAB 101, revenue is recognized on delivery into the vault as the Company has fulfilled its contractual obligations and the earnings process is complete. If the Company does not receive a shipment schedule for shipment of cards from the vault, revenue is recognized upon shipment from the vault.

License revenue, which may consist of up-front license fees and long-term royalty payments, is recognized as revenue when earned. The cost of license revenue is not material and is included in selling, general, and administrative expenses.

The Company applies the provisions of Statement of Position (SOP) 97-2, “Software Revenue Recognition,” as amended by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions” to all transactions involving the sale of software products. Revenue from the license of the Company’s software products is recognized when persuasive evidence of an arrangement exists, the software product has been delivered, the fee is fixed or determinable, and collectibility is probable, and, if applicable, upon acceptance when acceptance criteria are specified or upon expiration of the acceptance period.

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

Significant management judgment is required in determining the provision for income taxes and, in particular, any valuation allowance recorded against the Company’s deferred tax assets. Due to the Company’s recent cumulative tax loss history especially as incurred in part and forecasted in part for the three-year period ending March 31, 2004, income statement loss history over the past four quarters, and the difficulty in forecasting the timing of future revenue as evidenced by the deviations in achieved revenues from expected revenues during the past few quarters and taking into account the newness of certain customer relationships, the Company determined it was necessary to increase the valuation allowance under SFAS No. 109 to the full amount of the deferred tax asset. As a result, the Company has recorded a valuation allowance of $13.7 million as of December 31, 2003, which includes a valuation charge of $8,446,000 in the third quarter of fiscal 2004, due to uncertainties related to its ability to utilize its deferred tax assets.

The Company’s methodology for determining the realizability of its deferred tax assets involves estimates of future taxable income; the estimated impact of future stock option deductions; and the expiration dates and amounts of net operating loss carryforwards. These estimates are based on near-term projections and assumptions which management believes to be reasonable. For our recent prior periods, we had been estimating our future taxable income from our core business, which assumed on-going business under the U.S. government subcontract for Permanent Resident Cards and Laser Visa Border Crossing Cards and the Canadian government’s Permanent Resident Card program, as well as estimated operating expenses to support that level of business, as offset by the estimated impact of future stock option deductions. We have subsequently gone back to estimating future taxable income based upon our expectations for the current and next three years because this past core business has not proven to be as stable as we had believed it to be and because the customers are expected to represent an increasingly smaller part of our business. We expect revenues from these US programs to stabilize at revenue levels lower than we had expected in the past and because we expect new foreign business, which has fluctuated considerably quarter to quarter, to comprise a larger portion of our core business. We have had difficulty in the past, and expect to have continued difficulty in the future, in reliably forecasting our foreign business and the revenue we receive from it. This, in combination with our anticipated three-year cumulative tax loss for the period ended March 31, 2004, has resulted in our limiting our estimates of future income for these purposes to orders in backlog at the end of each reporting period. As our circumstances change, we may in the future be able to estimate our future revenue based upon our forecast revenues rather than only using booked orders, although we cannot say if or when this will occur.

In concluding that a valuation allowance was required as of December 31, 2003, the Company considered both the positive and negative evidence regarding its ability to generate sufficient future taxable income to realize its deferred tax assets. Positive evidence included having achieved profitability for financial reporting purposes from fiscal 1999 through fiscal year 2003. Other positive evidence included (1) the level of sales and business experienced under the contract with the Canadian government’s Permanent Resident Card program; (2) prospects in Italy and an unnamed eastern hemisphere country for national identification card programs; (3) the heightened interest in border security initiatives following the events of September 11, 2001; and (4) expected future orders. Negative evidence included (1) the Company’s reliance on a limited number of customers for a substantial portion of its business; (2) the uncertainty in timing of anticipated orders from customers; (3) the impact of future stock option deductions on taxable income; and (4) recent experience of net operating loss carryforwards expiring unused; (5) the loss for the fourth quarter of fiscal 2003 and the first, second, and third quarters of fiscal 2004; and (6) the prospect of three years’ cumulative tax net operating losses. In weighing the positive and negative evidence above, the Company considered the “more likely than not” criteria pursuant to SFAS No. 109 as well as the risk factors related to its future business described under the subheadings: “Dependence on VARs and on a Limited Number of Customers,” “Lengthy Sales Cycles,” “Technological Change,” and “Competition” as noted in the section entitled “Factors That May Affect Future Operating Results” in the Company’s Report on Form 10-K/A for the fiscal year ended March 31, 2003. As described above, the Company concluded that the negative evidence outweighed the positive evidence and as a result increased the valuation allowance to the full amount of our deferred tax asset.

In the event that actual results differ from these estimates or that these estimates are adjusted in future periods, the Company may need to adjust the amount of the valuation allowance based on future determinations of whether it is more likely than not that some or all of its deferred tax assets will be realized. A decrease in the valuation allowance would be recorded as an income tax benefit or a reduction of income tax expense or a credit to stockholders’ equity. The Company’s net operating losses available to reduce future taxable income expire on various dates from fiscal 2005 through fiscal 2024.

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

Management’s analysis of the carrying value of card and read/write drive inventory is performed on a quarterly basis. With respect to inventory carrying values, the Company follows the principles articulated in Accounting Research Bulletin 43, Chapter 4, “Inventory Pricing,” paragraphs 5 through 7 and 10 and other authoritative guidance (SAB 100) as it relates to determining the appropriate cost basis of inventory and determining whether firm, noncancelable purchase commitments should be accrued as a loss if forecasted demand is not sufficient to utilize all such committed inventory purchases. As part of the Company’s quarterly excess/obsolete analysis, management also determines whether lower of cost or market adjustments (i.e., where selling prices less certain costs are not sufficient to recover inventory carrying values) are warranted; during the first nine months of fiscal 2004, the Company has not recorded any significant lower of cost or market adjustments. In those instances where the Company has recorded charges for excess and obsolete inventory, management ensures that such new cost basis is reflected in the statement of operations if that inventory is subsequently sold. The Company’s inventory reserves are based upon the lower of cost or market for slow moving or obsolete items. As a result, the Company believes a 10% increase or decrease of sales would not have a material impact on such reserves.

RESULTS OF OPERATIONS—FISCAL 2004 THIRD QUARTER AND FIRST NINE MONTHS COMPARED WITH FISCAL 2003 THIRD QUARTER AND FIRST NINE MONTHS

Overview

Drexler Technology Corporation is located in Mountain View, California. The Company makes and markets high-security, durable plastic optical memory cards and associated computerized read/write drives primarily for use in digital governance programs by the US and foreign governments. The counterfeit- and tamper-resistant cards are consumable products because they typically are replaced when the rights documented by the cards expire. The largest user of LaserCard products is the U.S. government, which purchases the Company’s products through a value-added reseller (VAR), Information Spectrum, Inc. (ISI), a unit of Anteon International Corporation. ISI is the government contractor for LaserCard product sales to the U.S. Department of Homeland Security (DHS), U.S. Department of State (DOS), U.S. Department of Defense (DOD), and the government of Canada. Under government contracts with ISI, the DHS purchases U.S. Permanent Resident Cards (Green Cards) and DOS “Laser Visa” Border Crossing Cards (BCCs); the DOD purchases Automated Manifest System cards; and the Canadian government purchases Permanent Resident Cards. Encompassing all of these programs, the Company’s product sales to ISI represented 89% of total revenues for the fiscal 2004 third quarter ended December 31, 2003, 81% of total revenues for the fiscal 2003 third quarter ended December 31, 2002, 86% of total revenues for the fiscal 2004 first nine months, and 94% of total revenues for the fiscal 2003 first nine months.

Revenues for the major government programs are shown below as a percentage of total Company revenues:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2003	2002	2003	2002
United States Green Cards and Laser Visa BCCs	65%	60%	87%	53%
Canadian Permanent Resident Cards	16%	22%	7%	29%
Italian Carta d’Identica Elettronica (CIE) Cards	1%	10%	1%	6%

For the government of Italy, the Company has received orders for CIE cards (Carta d’Identica Elettronica) and anticipates orders for a new program for the PSE cards (Permesso di Soggiorno Elettronico). The Company currently has a backlog in the amount of $5.7 million for CIE cards scheduled for delivery from January 2004 through May 2004 for Phase 2 of this program. According to program descriptions released by the Italian government, CIE card orders could potentially reach 8 to 10 million cards per year if Phase 3 is fully implemented.

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

Optical memory card revenues during fiscal year 2003 included about $21.2 million on sales of Green Cards and Laser Visa BCCs. The Company anticipates that fiscal 2004 optical memory card revenues for these two programs will not exceed $4.8 million to $5.6 million. The U.S. Government is currently personalizing cards at an $8.9 million annualized run rate. The value is based upon the Company’s selling price of cards to ISI. The Company believes that annual revenues will approximate the U.S. Government personalization rate over time subject to fluctuations in the level of inventory deemed appropriate by the U.S. Government. This is substantially less than the approximately $13 million level of revenues we had previously expected to receive from these programs on an annual basis. Optical memory card revenues through the first nine months of fiscal 2004 for these two programs were approximately $3.2 million.

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

In addition to using its own marketing staff, the Company utilizes VAR companies and card distribution licensees for the development of markets and applications for LaserCard products. Product sales to VARs and licensees consist primarily of the Company’s optical memory cards and optical card read/write drives. The Company also offers for sale, its customized software applications and add-on peripherals made by other companies (such as equipment for adding a digitized photo, fingerprint, hand template, or signature to the cards). The VARs/licensees may add application software, personal computers, and other peripherals, and then resell these products integrated into data systems. The Company is continuing its efforts to recruit new VARs and eliminate nonproductive VARs.

The Company’s current five-year U.S. government subcontract for Green Cards and Laser Visa BCCs was announced in June 2000. This subcontract was received by the Company through LaserCard VAR ISI, that is a U.S. government prime contractor, under a competitively bid, government procurement contract. The subcontract provides for an initial one-year contract period and four additional one-year contract options. This contract was most recently extended in June 2003 for the one-year period through May 25, 2004. This subcontract has one remaining extension, and there is no assurance that a follow-on contract will be issued by the DHS.

In 2002, the Company was awarded a subcontract for production of Canada’s new Permanent Resident Cards. Orders to date under this subcontract now total $7 million, including a $1.4 million backlog as of December 31, 2003. The subcontract provides for a minimum purchase of cards valued at approximately $10.3 million over the five-year term of the subcontract. Also in 2002, the Canadian government purchased 220 read/write drives from the Company to read and verify Canadian Permanent Resident Cards and to authenticate U.S. Green Cards and Laser Visa BCCs. On August 13, 2003, the Company announced that an undisclosed country has selected the Company’s optical memory cards for secure personal identification, and orders for optical memory cards are anticipated. The Company sold 120 drives for this program, most of which were shipped in the fiscal 2004 second quarter, for installation of the infrastructure required for card issuance.

As more fully described below, in December 2003, the Company raised approximately $9.5 million in an equity private placement. The Company sold 791,172 shares of common stock, nine-month options to purchase 122,292 shares of common stock at $16.51, and five-year warrants to purchase 174,057 shares of common stock at $17.26.

Kodak, the Company’s sole-source supplier of raw material for its optical memory card media, announced that it is reducing its emphasis on emulsion based films. If Kodak were to discontinue manufacturing the raw material from which the Company’s optical memory card media is made, the Company would order the maximum amount of final-run stock for use while endeavoring to establish an alternate supplier for such raw material, although the purchase price could increase from a new supplier. The Company has purchased a long-term supply of the raw material to make mastering loops and believes it has on hand an adequate supply of media raw material on hand and on order to meet anticipated demand.

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

Revenues

The Company’s total revenues for the fiscal 2004 third quarter ended December 31, 2003 consisted of sales of optical memory cards, optical card read/write drives, drive accessories, maintenance, peripherals, and other miscellaneous items. The Company’s total revenues were $5,467,000 for the fiscal 2004 third quarter and $10,621,000 for the fiscal 2004 first nine months, compared with $5,365,000 for the fiscal 2003 third quarter and $21,446,000 for the fiscal 2003 first nine months. The increase in revenues for the three months ended December 3, 2003 was due to the sale of read/write drives to the Department of Homeland Security, discussed below, partially offset by the decrease in license revenues and the decrease in optical memory card revenues. The decrease in total revenues for the nine-month periods was due to significantly lower sales of optical memory cards for the U.S. government’s Laser Visa BCC and Green Card programs, as described above.

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

RESEARCH AND ENGINEERING EXPENSES (R&E). The Company is continuing its efforts to develop new optical memory card features and structures, including various sheet-lamination card structures, the insertion of contactless chips with radio frequency (RF) capability, Optichip(TM), OVD (optically variable device) products and associated media development; enhanced optical memory card read/write drives and read-only drives (readers); and new software products in an effort to provide new products that can stimulate optical memory card sales growth. For example, the Company recently has developed a prototype of a LaserCard handheld reader. The Company anticipates that these ongoing research and engineering efforts will result in new or enhanced card capabilities, production-model read-only drives, or drives with advanced security features and lower manufacturing costs; however, there is no assurance that such product development efforts will be successful. These features are important for the Company’s existing and future optical memory card markets. Total R&E expenses were $588,000 for the third quarter of fiscal 2004 compared with $653,000 for the third quarter of fiscal 2003. For the first nine months of fiscal 2004, R&E expenses were $1,941,000 compared with $2,171,000 for the first nine months of fiscal 2003. The $230,000 decrease for the fiscal 2004 first nine months is mainly due to the completion of the design for a new read/write drive model and a $98,000 reduction related to the completion last year of the amortization of design technology transfer costs. Increases in R&E expenses are anticipated for development of production-model read-only drives and optical memory card media development.

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

INCOME TAXES.

The Company recorded an income tax expense of $8,446,000 for the third quarter due to increasing the valuation allowance to be equal to the remaining balance of the Company’s deferred tax asset. This income tax expense is not a cash item and does not mean that the Company owes income taxes, but rather that it no longer can demonstrate that in the future it will likely be able to utilize the tax benefits of previously generated net operating losses. The methodology for determining the realizability of its deferred tax asset is a critical accounting policy as described under the heading “Critical Accounting Policies” and in the Company’s SEC filings. In summary, this methodology considers positive and negative evidence regarding the Company’s ability to generate sufficient future taxable income to realize its deferred tax assets. Due to the Company’s recent cumulative tax loss history especially as incurred in part and forecasted in part for the three-year period ending March 31, 2004, income statement loss history over the past four quarters, and the difficulty in forecasting the timing of future revenue as evidenced by the deviations in achieved revenues from expected revenues during the past few quarters and taking into account the newness of certain customer relationships, the Company determined it was necessary to increase the valuation allowance under SFAS No. 109 to the full amount of the deferred tax asset because estimated future revenue based upon booked orders only would not generate sufficient taxable income to realize any of its deferred tax assets. If the Company has taxable income in the future, any unexpired net operating loss income tax carry-forward amounts will be utilized to reduce otherwise required income tax payments, and future tax expense, up to the full amount of the deferred tax asset which is currently $13.7 million. For the nine-month period ended December 31,2004, the Company recorded an income tax expense of $7,086,000. The Company recorded income tax expense of $265,000 for the three months ended December 31, 2002 and $1,620,000 for the nine months ended December 31, 2002, both at an effective tax rate of 40%.

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

The Company believes that the estimated level of revenues over the next 12 months will be sufficient to generate cash from operating activities over the same period. However, quarterly fluctuations are expected. Operating cash flow could be negatively impacted to a significant degree if either of the Company’s largest U.S. government programs were to be further delayed, reduced, canceled, or not extended, if the Italian CIE card program does not grow as planned internally, and if these programs are not replaced by other card orders or other sources of income, or if increases in product revenues or licenses do not keep pace with increased marketing and R&E expenditures.

The Company has not established a line of credit and has no current plans to do so. The Company may negotiate a line of credit if and when it becomes appropriate, although no assurance can be made that such financing would be available on favorable terms or at all, if needed.

As a result of the $8,964,000 net loss recorded for the fiscal 2004 third quarter, the Company’s accumulated deficit increased to $17,881,000. Stockholders’ equity decreased to $34,557,000 as a result of the net loss recorded that was offset by $9,872,000 in additions to equity due to the sale of stock through stock plans during the fiscal 2004 third quarter and the proceeds of a private placement of common stock, as described below.

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

The Company made capital equipment and leasehold improvement purchases of approximately $3.5 million during the first nine months of fiscal 2004 compared with approximately $1.4 million during the first nine months of fiscal 2003. The Company’s current card capacity, assuming optimal card type mix, is estimated at approximately 13 million cards per year. The Company plans to purchase additional production equipment in a series of steps when deemed appropriate by the Company. The Company is also increasing production capacity for cards with new structures used by the Canadian and Italian programs. In addition to investment used for expansion, the Company expects to make additional capital expenditures for cost savings, quality improvements, and other purposes. The Company plans to use cash on hand and cash generated from operations to fund capital expenditures of approximately $8 million during the next six to nine months for equipment and leasehold improvements for card production, read/write drive tooling and assembly, and general support items. Approximately $5 million of this proposed expenditure is slated for new card manufacturing equipment.

On November 13, 2003, the Company announced that it had entered into a Letter of Intent to acquire two German card companies related through common control, CCD and C&M, including their sales operations in the USA and Korea. The Letter of Intent calls for acquisition of substantially all of the assets in exchange for assumption of approximately $600,000 of debt and payment of approximately $6.1 million cash, consisting of approximately $3.5 million payable at closing, and approximately $2.6 million payable in four equal annual installments. CCD and C&M provide advanced contactless card solutions, primarily in the consumer, event, and access control sectors of the European market. The final acquisition agreement is expected to be signed and announced during the first calendar quarter of 2004, after (1) a due diligence period is completed, including preparing financial statements for CCD and C&M in accordance with accounting principles generally accepted in the United States; (2) the terms and conditions of the definitive agreement are negotiated; and (3) any required approvals are obtained. CCD and C&M will continue serving their existing customer base for card-related products. The addition of the CCD card manufacturing plant in Rastede is expected to add significant capacity and product flexibility to the Company’s product line. The Company believes that the combined companies will not require additional operating cash for their base businesses. Included in the capital equipment plans outlined above are amounts for optical memory card production equipment to be installed in Germany at CCD.

Net cash provided by financing activities was $10,958,000 for the first nine months of fiscal 2004 compared with net cash provided by financing activities of $1,682,000 for the first nine months of fiscal 2003. Financing activities consisted of proceeds from an equity private placement described below and proceeds on sales of common stock through the Company’s stock-option and stock-purchase plans of $1,410,000 in the first nine months of fiscal 2004 and $1,682,000 in the first nine months of fiscal 2003.

Between December 24 and 30, 2003, the Company received net proceeds of $9,548,000 (net of fees and expenses) from the issuance and sale of 791,172 shares of common stock, options to purchase 122,292 shares of common stock, and warrants to purchase 174,057 shares of common stock for an aggregate purchase price of $10,095,332 in a private placement. The purchase price of the common stock was $12.76 per share, which was a 15% discount from the five-day average price as of December 23, 2003. The options have an exercise price of $16.51 per share and a nine-month life. The warrants have an exercise price of $17.26 per share and a life of five years. The options and warrants were valued at $245,000 and $984,000, respectively, based on a Black-Scholes calculation as of December 23, 2003 and pursuant to the provisions of EITF Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” (EITF 00-19) were recorded at those values in long-term liabilities. The balance of the net proceeds was accounted for as additional paid in capital. Under EITF 00-19, the Company marks-to-market the fair value of the options and warrants at the end of each accounting period. At the end of the fiscal 2004 third quarter, this resulted in options and warrants valued at $195,000 and $916,000, respectively. The decrease in valuation of the options and warrants between December 23, 2003 and the quarter end of $118,000 was recorded as other income in the accompanying Condensed Consolidated Statement of Operations and resulted from a decrease in the Company’s stock price. On February 6, 2004, the Company and the investors entered into an amendment to their original agreement that resulted in the reclassification of the option and warrant value to equity. The amendment clarified that the options and warrants granted in the financing may be exercised at a time when a registration statement covering the resale of the underlying share is not effective or available and that in such instance the Company would deliver to the investors shares of common stock whose resale is not currently registered. On the effective date of the amendment, the option and warrant value was reclassified to equity as additional paid-in-capital. As a result of the increase in value of the options and warrants from the closing date to the amendment date, due to increases in the Company’s stock price, the Company recognized an expense of $211,000, which will be included in other expense in the Condensed Consolidated Statement of Operations in the fourth quarter of fiscal 2004.

On January 23, 2004, the Company filed an S-3 Registration Statement with the Securities and Exchange Commission covering the resale of the common stock issued and issuable in such financing. There can be no assurance that the Securities and Exchange Commission will declare the registration statement effective. The Company is subject to certain indemnity provisions included in the stock purchase agreement entered into as part of the financing associated with this registration. Morgan Keegan & Company, Inc. acted as the Company’s exclusive placement agent for this transaction. The Company presently intends to use the net proceeds from this private placement (1) to purchase capital equipment and make leasehold improvements to further expand Drexler’s LaserCard optical memory card production capacity, (2) for the planned cash purchase of CCD and C&M, and (3) for general corporate purposes.

There were no debt financing activities for the fiscal 2004 first nine months ended December 31, 2003.

The following table provides the effect on liquidity and cash flows for the Company’s leased buildings as of December 31, 2003 (in thousands). There are no other contractual obligations or commercial commitments as of that date:

Fiscal Year
2004	$241
2005	616
2006	528
2007	459
2008	407
2009	424
Thereafter	2,322

Total	$4,997

Subsequent to December 31, 2003, on January 29, 2004, the Company entered into a ten-year building lease for approximately 43,000 square feet with annual lease payments beginning April 1, 2004 of $386,000 for the first five years and $890,000 for the final five years, for a total amount of $6.4 million.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized:

DREXLER TECHNOLOGY CORPORATION

(Registrant)

Signature	Title	Date

/s/ Christopher J. Dyball Christopher J. Dyball	Co-Chief Executive Officer (Co-Principal Executive Officer)	April 26, 2004

/s/ Richard M. Haddock Richard M. Haddock	Co-Chief Executive Officer (Co-Principal Executive Officer)	April 26, 2004

/s/ Steven G. Larson Steven G. Larson	Vice President of Finance and Treasurer (Principal Financial Officer and Principal Accounting Officer)	April 26, 2004

18