Form 10-Q/A
period 2003-12-31
DREXLER TECHNOLOGY CORP
filed 2004-05-14
CIK 30140

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 2 to

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

EXPLANATORY NOTE

The purpose of this Amendment No. 2 on Form 10-Q/A is to correct a clerical error made in compiling Amendment No. 1 on Form 10-Q/A from the original Form 10-Q. The error involved inadvertently reversing the headings “2002” and “2003” in the revenue table on page 8.

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

Revenues for the major government programs are shown below as a percentage of total Company revenues:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2002	2003	2002	2003
United States Green Cards and Laser Visa BCCs	65%	60%	87%	53%
Canadian Permanent Resident Cards	16%	22%	7%	29%
Italian Carta d’Identica Elettronica (CIE) Cards	1%	10%	1%	6%

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized:

DREXLER TECHNOLOGY CORPORATION

(Registrant)

Signature	Title	Date

/s/ Christopher J. Dyball Christopher J. Dyball	Co-Chief Executive Officer (Co-Principal Executive Officer)	May 13, 2004

/s/ Richard M. Haddock Richard M. Haddock	Co-Chief Executive Officer (Co-Principal Executive Officer)	May 13, 2004

/s/ Steven G. Larson Steven G. Larson	Vice President of Finance and Treasurer (Principal Financial Officer and Principal Accounting Officer)	May 13, 2004

18