Form 10-K
period 2004-03-31
DREXLER TECHNOLOGY CORP
filed 2004-06-16
CIK 30140

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
[Mark One]

   [ x ]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                    For the Fiscal Year Ended March 31, 2004

                                       OR
   [   ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                     For the Transition Period from to _____

                        Commission File Number: 000-6377

                         DREXLER TECHNOLOGY CORPORATION
                         ------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                         77-0176309
--------------------------------                           --------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                           Identification No.)

1875 North Shoreline Boulevard, Mountain View, CA             94043-1601
-------------------------------------------------             ----------
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

Based on the last trade price of the Company's Common Stock on The Nasdaq Stock Market on June 10, 2004, the aggregate market value of the voting stock held by non-affiliates of the registrant is approximately $141,000,000.

 Number of outstanding shares of Common Stock, $.01 par value, at June 10, 2004:
                                   11,410,064

                    DOCUMENTS INCORPORATED BY REFERENCE: NONE


                                                              PART I
                                                                                                                            Page
                                                                                                                            ----
Item 1.    Business.......................................................................................................     3
           Forward-Looking Statements.....................................................................................     3
               General Development of Business............................................................................     4
               Financial Information about Segments.......................................................................     6
               Narrative Description of Business..........................................................................     6
                  LaserCard(R)Optical Memory Cards.........................................................................    6
                     Optical Data Storage.................................................................................     6
                     The Drexon(R)Laser Recording Medium...................................................................    6
                     LaserCard Digital Governance Applications............................................................     6
                     Reading and Writing Optical Memory Cards.............................................................     8
                     Data Storage Capacity................................................................................     8
                     LaserCard Prerecording...............................................................................     8
                     LaserCard Durability.................................................................................     8
                     LaserCard Security Features and Capabilities.........................................................     9
                     International Standards for Optical Memory Cards.....................................................    11
                     LaserCard Manufacturing..............................................................................    11
                     Raw Materials........................................................................................    11
                     Subsidiaries and Marketing Organization .............................................................    12
                     Card Product Evolution...............................................................................    13
                     APIs and Application Software........................................................................    13
                     LaserCard Read/Write Drives; Manufacturing and Parts/Components......................................    14
                     LaserCard Biometric ID Verification System...........................................................    14
                     Other Advanced-Technology Cards......................................................................    15
                     Peripheral Equipment.................................................................................    15
                  Licensing...............................................................................................    15
                  Competition.............................................................................................    16
                  Other Matters...........................................................................................    17
                     Research and Engineering Expenses....................................................................    17
                     Patents and Trademarks...............................................................................    18
                     Employees............................................................................................    18
                     Dependence on Government Subcontracts through a Sole Contractor......................................    19
                     Backlog..............................................................................................    19
                     Financial Information about Geographic Areas.........................................................    19
                  Factors that May Affect Future Operating Results........................................................    20
Item 2.    Properties.....................................................................................................    26
Item 3.    Legal Proceedings..............................................................................................    26
Item 4.    Submission of Matters to a Vote of Security Holders............................................................    26

                                                             PART II

Item 5.    Market for the Registrant's Common Stock and Related Stockholder Matters.......................................    27
Item 6.    Selected Financial Data........................................................................................    28
Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations..........................    29
               Critical Accounting Policies...............................................................................    30
               Results of Operations--Fiscal 2004 Compared with Fiscal 2003 and Fiscal 2002................................   31
               Liquidity and Capital Resources............................................................................    37
Item 7A.   Quantitative and Qualitative Disclosures about Market Risk.....................................................    41
Item 8.    Consolidated Financial Statements and Supplementary Data.......................................................    42
               Reports of Independent Registered Public Accounting Firms..................................................    42
               Consolidated Financial Statements..........................................................................    44
               Notes to Consolidated Financial Statements.................................................................    48
               Quarterly Financial Information (Unaudited)................................................................    66
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...........................    67
Item 9A.   Controls and Procedures........................................................................................    67

                                                             PART III

Item 10.   Directors and Executive Officers of the Registrant.............................................................    68
Item 11.   Executive Compensation.........................................................................................    69
Item 12.   Security Ownership of Certain Beneficial Owners and Management.................................................    71
Item 13.   Certain Relationships and Related Transactions.................................................................    73

                                                             PART IV

Item 14.   Principal Accountant Fees and Services.........................................................................    74
Item 15.   Exhibits, Financial Statement Schedule, and Reports on Form 8-K................................................    75
Signatures................................................................................................................    88

                                    PART I

ITEM 1.    BUSINESS

        FORWARD-LOOKING STATEMENTS. All statements contained in this report that are not historical facts are forward-looking statements. The forward-looking statements in this report are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. They are not historical facts or guarantees of future performance or events. Rather, they are based on current expectations, estimates, beliefs, assumptions, and goals and objectives and are subject to uncertainties that are difficult to predict. As a result, the Company's actual results may differ materially from the statements made. Often such statements can be identified by their use of words such as "may," "will," "intends," "plans," "believes," "anticipates," "visualizes," "expects," and "estimates." Forward-looking statements made in this report include statements as to current and potential market segments, customers, and applications for and deployment of the products of the Company; statements as to the business benefits to the Company as a result of the March 2004 acquisition of two German companies--including increased revenue potential, card production capacity and product flexibility; statements as to the advantages of, potential income from, and duties to be performed under the sale of a second-source card manufacturing license; statements as to the Global Investments Group (GIG) license for second-source card production in Slovenia, including future scheduled payments and royalties, targeted startup date and production capacity, and that the Company will sell equipment to GIG, provide GIG with installation support, and have on-site personnel; production quantities, delivery rates and expected delivery schedule, backlog, and revenue recognition for Company products for U.S. or foreign government programs; statements as to potential deployment and use of the Company's products in the Department of Homeland Security (DHS) U.S. Visitor and Immigration Status Indication Technology (US-VISIT) program; expectations as to the new sheet-lamination production facilities and the short-term effect on gross margins; uncertainties associated with achieving adequate production capacity for sheet-lamination process cards to meet order requirements and delivery schedules; anticipated continued use of the Company's products by the governments of the United States, Canada, and Italy; reliance on value-added resellers and system integrators to generate sales, perform customer system integration, develop application software, test products, and work with governments to implement card programs; the Company's efforts to recruit new value-added resellers (VARs); the need for, expected success of, and potential benefits from the Company's research and engineering efforts, including developing new or enhanced card capabilities, software products, production-model read-only drives, or drives with advanced security features or lower manufacturing costs; whether introduction of new drives will increase sales, and the effects of read/write drive prices and sales volume on gross profits or gross margins from read/write drive sales; the Company's belief that the read/write drive inventory is reflected at its net realizable value; belief that there is a market for both designs of its read/write drives to support and expand optical card sales and that the read/write drive inventory on hand will be ordered by customers; expectations regarding revenues, margins, capital resources, and capital expenditures and investments, and the Company's deferred tax asset and related valuation allowance; anticipated reductions of federal tax cash payments due to current Company tax benefits; statements as to expected card delivery volumes, estimates of optical card production capacity, expected card yields therefrom, the Company's ability to expand production capacity, and the Company's plans and expectations regarding the growth and associated capital costs of such capacity; estimates that revenues will be sufficient to generate cash from operating activities over the next 12 months despite expected quarterly fluctuations; expectations regarding market growth, product demand, and the continuation of current programs; potential expansion or implementation of government programs utilizing optical memory cards, including without limitation, those in Senegal, India, an Saudi Arabia, and the timing of the award of any prime contracts for such programs; and the Company's plans, objectives, and expected future economic performance.

        These forward-looking statements are based upon the Company's assumptions about and assessment of the future, which may or may not prove true, and involve a number of risks and uncertainties including, but not limited to, whether there is a market for cards for homeland security in the U.S. and abroad, and if so whether such market will utilize optical memory cards as opposed to other technology; customer concentration and reliance on continued U.S. and Italian government business; risks associated with doing business in and with foreign countries; whether the Company can successfully integrate and operate its recently acquired German subsidiaries; whether the Company will be successful in assisting GIG with factory startup and training; whether GIG will have the financial wherewithal to make its required payments to the Company and to operate the facility; whether the facility will efficiently produce high quality optical memory cards in volume; whether GIG will be able to procure and satisfy customers so that it owes and pays royalties; and whether GIG will encounter unexpected delays in constructing and staffing the facility;

lengthy sales cycles and changes in and dependence on government policy-making; reliance on value-added resellers and system integrators to generate sales, perform customer system integration, develop application software, integrate optical card systems with other technologies, test products, and work with governments to implement card programs; risks and difficulties associated with development, manufacture, and deployment of optical cards, drives, and systems; the impact of litigation or governmental or regulatory proceedings; the ability of the Company or its customers to initiate and develop new programs utilizing the Company's card products; risks and difficulties associated with development, manufacture, and deployment of optical cards, drives, and systems; potential manufacturing difficulties and complications associated with increasing manufacturing capacity of cards and drives, implementing new manufacturing processes, and outsourcing manufacturing; the Company's ability to produce and sell read/write drives in volume; the unpredictability of customer demand for products and customer issuance and release of corresponding orders; government rights to withhold order releases, reduce the quantities released, and extend shipment dates; whether the Company receives a fixed payment schedule and/or a schedule, notification, or plan for shipments out of the government-funded vault located on the Company's premises, enabling the Company to recognize revenues on cards delivered to the vault instead of when cards later are shipped from the vault; the impact of technological advances, general economic trends, and competitive products; and the possibility that optical memory cards will not be purchased for the full implementation of card programs in Italy, Saudi Arabia, India, and Senegal or for DHS programs in the U.S., or will not be selected for other government programs in the U.S. and abroad, including the US-VISIT program; the risks set forth in the section entitled "Factors That May Affect Future Operating Results" and elsewhere in this report; and other risks detailed from time to time in the Company's SEC filings. These forward-looking statements speak only as to the date of this report, and, except as required by law, the Company undertakes no obligation to publicly release updates or revisions to these statements whether as a result of new information, future events, or otherwise.

        TRADEMARKS. LaserCard(R) and Drexon(R) are the Company's registered trademarks. Smart/OpticalTM card, LaserCard(R) ConciergeCardTM, OptiChipTM, and LaserBadgeTM are the Company's trademarks. The Company may also refer to trademarks of other corporations and organizations in this document.

GENERAL DEVELOPMENT OF BUSINESS

        Headquartered in Mountain View, California, Drexler Technology Corporation develops, manufactures, and markets optical data storage products and systems featuring LaserCard(R) optical memory cards and chip-ready Smart/Optical(TM) cards. Drexler-made LaserCard(R) optical memory cards are used for digital governance applications such as immigration, border crossing visas, cargo manifests, motor vehicle registration, multi-biometric identification (ID) cards, and other digital read/write card applications. LaserCard Systems Corporation (LSC), a wholly owned subsidiary of Drexler Technology Corporation, makes optical card read/write drives, develops optical card software, and markets optical cards, read/write drives, and related systems. Challenge Card Design Plastikkarten GmbH of Rastede, Germany (CCD), and cards & more GmbH of Ratingen, Germany (C&M) became wholly owned subsidiaries of Drexler Technology on March 31, 2004. CCD manufactures advanced-technology cards, and C&M markets CCD cards and system solutions worldwide and is a representative for various thermal card printers in Europe, the Middle East, and Africa.

        Drexler Technology Corporation was incorporated under the laws of the State of California on July 23, 1968, and was reincorporated as a Delaware corporation on June 24, 1987. The Company's mailing address and executive offices are located at 1875 North Shoreline Boulevard, Mountain View, California 94043, and the telephone number is (650) 969-7277. Throughout this report, the "Company," "we," and "us" refer to Drexler Technology Corporation and subsidiaries, unless otherwise indicated.

        The Company's annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports can be obtained free of charge after such material is electronically filed with or furnished to the Securities and Exchange Commission (SEC). These documents are available as soon as reasonably practicable using the hypertext link to the SEC's website via the Company's website, www.drexlertechnology.com. They also may be obtained directly from the SEC's website, www.sec.gov/edgar/searchedgar/companysearch.html under CIK code 30140. In addition, these documents and the Company's "Code of Ethics and Business Conduct for Employees, Officers, and Directors" are posted on the Company's website.

        The LaserCard optical memory card is an updatable, laser recordable, computer readable, credit-card sized, data storage card--invented, patented, developed, and manufactured by the Company. It contains a reflective stripe of laser-recording material called Drexon(R), a Company invention. Along with its ability to record, update, and store up to 4.1 megabytes of digital data (2.86 megabytes of user data), this unique card offers multiple data-security features, can be carried in a wallet, and is highly resistant to counterfeiting and data tampering. This makes the LaserCard ideal for portable, recordable, secure, cumulative data storage and cardholder identification.

        The Company's product line primarily consists of LaserCard optical memory cards, optical card read/write drives, optical card systems, chip-ready hybrid Smart/Optical(TM) cards, and other advanced-technology cards. The Company also sells optical card-related software and third-party peripherals, including fingerprint sensor units, digital video cameras, and thermal card printers. The Company's LaserCard products are sold mainly through value-added reseller (VAR) companies and card-distribution licensees, with primary target markets being domestic and foreign government programs, particularly for secure identification cards. Company revenues also include fees from the occasional sale of patent and know-how licenses.

        Originally a supplier of photomasks to the semiconductor industry, the Company transitioned its business into optical memory cards over a number of years of research, product development, production engineering, marketing, and licensing. After several years of moderate-sized orders, the breakthrough order for LaserCard optical memory cards came in February 1997 in the form of a $7.1 million order for Permanent Resident Cards (Green Cards) under a subcontract where the United States Immigration and Naturalization Service (INS) was the ultimate customer. This initial order was followed by a series of additional multi-million-dollar order releases under subcontracts for INS Green Cards and for U.S. Department of State "Laser Visa" Border Crossing Cards (BCCs). In June 2000, the Company was awarded a U.S. government subcontract to supply Green Cards and Laser Visa BCCs over a period of up to five years. Under this five-year subcontract, successive order releases totaling $41 million have been received by the Company as of March 31, 2004. In early 2003, the INS became part of the newly formed U.S. Department of Homeland Security (DHS), which is now the ultimate customer under the Company's subcontract for Green Cards and Laser Visa Border Crossing Cards.

        In addition, the U.S. Department of Defense has employed the LaserCard since 1993 in its Automated Manifest System, now used for both Army and Marine military cargo shipments. Through March 31, 2004, the Company has recorded revenues of over $81 million on LaserCard optical memory cards sold for U.S. government programs.

        In mid-2002, the Canadian government began issuing the Company's optical memory cards as the new Canadian "Maple Leaf" Permanent Resident Card.

        Applications for the LaserCard include the following:

        o       United States Permanent Resident Card (Green Card)
        o       United States Department of State Laser Visa Border Crossing
                Card (BCC)
        o       United States Department of Defense Automated Manifest System
                Card
        o       Government of Canada "Maple Leaf" Permanent Resident Card
        o       Italian national ID card for citizens
        o       Saudi Arabian ID card
        o Other developing programs involving banking, medical record cards, and vehicle registration cards

        On March 31, 2004, the Company successfully completed the acquisition of two related German card companies, Challenge Card Design Plastikkarten GmbH of Rastede, Germany, and cards & more GmbH of Ratingen, Germany, including their sales operations in the USA and Korea. These acquisitions provide the Company with a strong card manufacturing base to serve the European, Middle Eastern, African, and Asian markets, supplementing the Company's newly expanded manufacturing operations in California. While future operating results of these German companies will be consolidated into the Company's financial statements for future periods, the historic results of CCD and C&M have not been included in the financial statements for fiscal 2004 and prior periods, although the consolidated balance sheet as of March 31, 2004 reflects the acquisition of these two companies.

        Effective April 3, 2004, the Company sold a royalty-bearing, second-source card-manufacturing license to the Global Investments Group, for optical memory card manufacturing in Slovenia. This agreement provides for payments to the Company of $29 million over the 20-year term of the license (consisting of a five-year training support package, followed by an ongoing support phase for an additional 15 years). Additionally, the Company is to sell approximately $12 million worth of the required manufacturing equipment and provide installation support for the licensee's new facility to achieve a targeted initial manufacturing capacity of 10 million optical cards annually. The Company has received the initial $5 million of payments called for in the agreements, consisting of a partial payment for the equipment of $500,000 as of March 31, 2004 and $4.5 million subsequent to March 31, 2004. Start up of the Global Investments Group facility is planned for early 2005.

        For a discussion of the risk factors related to the Company's business operations, see the "Forward-Looking Statements" narrative at the beginning of this report, the "Factors That May Affect Future Operating Results" at the end of this section, and the "Management's Discussion and Analysis of Financial Condition" contained in Item 7.

FINANCIAL INFORMATION ABOUT SEGMENTS

        The Company's two reportable segments are: (1) optical memory cards and
(2) optical memory card drives, maintenance, and related accessories ("optical card drives"). The segments were determined based on the information used by the chief operating decision maker. The segments reported are not strategic business units which offer unrelated products and services, rather these reportable segments utilize compatible technology and are marketed jointly. See "Segment Reporting" in Note 4 in Item 8, "Consolidated Financial Statements and Supplementary Data," for additional industry segment information.

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

THE DREXON(R) LASER RECORDING MEDIUM

        The Drexon(R) laser recording medium was invented and patented by the Company for optical data storage. It consists of a thin, organic film or colloidal matrix that contains a thin layer of microscopic silver particles. Using proprietary and patented processes, the Drexon material is produced by chemical conversion of photographic emulsions, creating a reflective recording surface. As described under "Prerecording," Drexon allows data to be recorded using a laser and/or prerecorded using photolithography.

        The Drexon medium is DRAW (direct-read-after-write). DRAW media permit data to be read immediately after laser recording--for instantaneous checking of information. Data can be laser written onto the Drexon material at any time (immediately, or even over a period of years) but data can be written in a specific location on the medium only once (write once). After an area is recorded, firmware prevents that same location from being overwritten with new data. Obsolete data can be ignored by the system but remains permanently stored on the Drexon optical card as an audit trail of all changes. New or revised information is recorded in a new location. Through these procedures, the card is easily updatable.

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

        To form LaserCard optical memory cards, the Drexon laser recording material is encapsulated within layers of polycarbonate plastic (laminated using electron-beam equipment) and then die cut into card shape. The resulting LaserCard conforms to international card standards for size, thickness, and flexibility. Currently, the average wholesale price to VARs per card is under $5 when the cards are ordered in hundreds of thousands, and even lower in cost when larger quantities of basic cards are ordered.

LASERCARD DIGITAL GOVERNANCE APPLICATIONS

        To date, the most widespread use of LaserCard technology has been in programs involving digital governance, defined as facilitating or expediting the process of governing by documenting the grant of certain rights to citizens and/or non-citizen permanent residents. The counterfeit- and tamper-resistant cards are consumable products because they typically are replaced periodically. The following are examples of digital governance cards:

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

        o The current Canadian "Maple Leaf" Permanent Resident Card, made by the Company, has been issued by the Government of Canada since mid-2002 to confirm Canadian permanent resident status and as a safe proof of status document for permanent residents re-entering Canada by commercial carrier after international travel (http://www.cic.gc.ca/english/pr-card/prc-about.html).

        o The electronic national ID card application in Italy, now in Phase 2, identifies the holder as a citizen and confers upon the holder the rights and privileges to which a citizen is entitled. An Italian permanent resident card for non-citizens may also be implemented.

        o In a planned program for the Kingdom of Saudi Arabia, the LaserCard would be used as a secure personal identification card. The Company has sold read/write drives for installation of the infrastructure required for card issuance, and also has shipped small quantities of optical memory cards for testing and sample purposes.

        o For a secure banking project under the auspices of Societe Nationale La Poste, the national Post Office of Senegal, Africa, the LaserCard is planned to be issued to transient workers who often bank at remote branches which are not on-line in real time with each other.

        o In a newly launched motor vehicle registration program in the State of Delhi, India, the Smart/Optical LaserCard would be used for storing the payment of road tax, vehicle registration, insurance, violations, and vehicle fitness. The State of Gujarat has reportedly issued up to 200,000 such optical cards based registrations to date, and the State of Maharastra has a planned Smart/Optical card program as well.

        o The U.S. Department of Defense uses the LaserCard as a paperless cargo manifest in its Automated Manifest System for governing and facilitating the shipment of military cargo to Army and Marine deployments.

READING AND WRITING OPTICAL MEMORY CARDS

        The optical card read/write drive contains a low-power, semiconductor diode laser for writing (10.0 milliwatts) and reading (0.5 milliwatts) of data. The read/write drive is connected to a personal computer as an external data storage peripheral. Information is recorded when the read/write drive pulses the laser beam through the upper clear layer of the card, forming microscopically small spots in linear tracks on the Drexon material. The recorded spots represent digital data, which can be read by the computer system using an optical card reader or reader/writer peripheral.

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

        The amount of data that can be stored on the LaserCard varies depending upon the type of digital file, file compression algorithm, formatting parameters, and data encoding sector size. Typically, a 2.86 megabyte LaserCard can store more than 1,200 digital text pages or 200 scanned text pages. If the LaserCard is used in a transaction-based application, more than 35,000 transactions could be recorded. The 2.86 megabyte LaserCard has approximately one hundred times the storage capacity of a 32-kilobyte integrated circuit (IC) smart card and over 10,000 times the capacity of a magnetic-stripe card.

LASERCARD PRERECORDING

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

LASERCARD DURABILITY

        Unlike most other types of digital storage media, the LaserCard can be manufactured to withstand temperatures of 100 degrees Centigrade (212 degrees Fahrenheit) for extended periods. Additionally, its ability to withstand flexure exceeds that of conventional credit cards and far surpasses chip cards. Because the Drexon material is a nonvolatile data storage medium, it is not vulnerable to data loss or damage when exposed to X rays, static electricity, application of voltage, or other electromagnetic interference.

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

        The longest running LaserCard program is the U.S. Department of Defense "Automated Manifest" card (since 1993).

LASERCARD SECURITY FEATURES AND CAPABILITIES

        The level of data security used with the LaserCard would depend upon the type of application. Very high security features are required for government-issued ID cards, visas, immigrant work permits, licenses or permits, and for the protection of confidential information such as medical records and other personal data. The LaserCard's high storage capacity accommodates the use of multiple, nonerasable, security safeguards in addition to holding all of the user data and an audit trail. These security measures include eye readable and computer readable security features to enhance data security, confidentiality, and resistance to counterfeiting and data tampering.

        The LaserCard is a multiple-security-feature, digital identity card solution that offers customers the capability of utilizing all or any combination of the following security features on the same card:

        o It can be upgraded time and again to deter data tampering and high-tech counterfeiters.

        o It can store PC-readable (digitized) text and multiple biometrics-face photographs, signatures, fingerprints, hand scans, iris or retina scans, and other biometrics
                (simultaneously).

        o It can permanently contain an "audit trail" of all digital data recorded on the card-even data that is thought to be "erased" by the user.

        o It can utilize a patented process of uniquely laser-engraving an eye-readable image of the cardholder's face, biographic data, signature, document number, and card expiration date.

        o It can have a unique, laser-engraved, sequential identification number.

        o It can store precise, high-resolution microimages during the card manufacturing process-for example, images of all U.S. presidents and all state flags (which the Company does for Department of State and Department of Homeland Security cards).

        o It can store digital certificates, digital signatures, and public and private cryptographic keys based upon public key infrastructure for use with the Internet, intranets, or extranets for verifying identity.

        o It can contain an optically variable device for card authentication.

        BIOMETRICS, DIGITIZED PHOTOS, PINS, AND DEDICATED SYSTEMS. Various computer-readable security safeguards that can be used with the LaserCard include multiple biometric identifiers on the same card-such as digitized iris or retina scans, signatures, fingerprints, and hand geometries; digitized color photographs; biographic data; and one or more personal identification numbers
(PINs). Combinations of these and other security features can be recorded onto the card when it is initialized by the card issuer, for later authentication of the card when it is in actual use. Also, the Company can factory-prerecord dedicated interface codes onto the card's embedded optical memory stripe so that cards without these codes will not function in dedicated equipment, or vice versa.

        With its multi-biometric data capability, the LaserCard's 2.8 megabyte (2,800 kilobyte) storage capacity exceeds the requirements needed for the following multi-biometric ID standards:

        o U.S. National Institute of Standards and Technology (NIST) February 11, 2003 requirements for two fingerprints (10 kilobytes each) and a 10-kilobyte facial image (total of 30 kilobytes) of data storage.

        o The International Biometrics group recommends the capture of iris, face, and fingerprint biometrics from visa applicants.

        o The International Commercial Aviation Organization (ICAO) recommends 10 fingerprints, face, and iris biometrics, requiring about 250 kilobytes of data storage.

        RADIO FREQUENCY (RF) CAPABILITY ON OPTICAL CARDS. The Company has co-developed and markets a new type of smart card that combines a contactless RF chip and optical memory technology to support biometric identification. The contactless portion of the new hybrid card contains a computer chip and radio antenna; the hybrid card is read automatically-no touching or inserting of the card is needed. The contactless technology permits the card to be read in approximately 100 milliseconds, allowing people and/or cars to approach a gate, having their status verified against border security databases. The LaserCard's optical memory stripe provides counterfeit resistance, automatic card authentication, and high capacity secure storage for multiple biometric images. The LaserCard system allows the rapid off-line verification of biometrics. For facilitation applications, such as land border entry or registered traveler programs, data from the optical memory can be downloaded to the contactless chip to activate specific services and privileges for local use.

        DATA SEGMENTATION, SECURITY SOFTWARE, AND ENCRYPTION. If desired, data storage on the LaserCard can be segmented by type of information stored (for example, patient records separated from insurance information or pharmacy records) so that access to each type of data can be controlled separately. Further, for applications that warrant cryptography, all data can be recorded onto the LaserCard using data encryption algorithms. The Company's hybrid, chip-ready Smart/ Optical card-with a microprocessor and over 1 megabyte of updatable optical memory-can be used to store digital signatures, digital certificates, and cryptographic keys such as public key infrastructure for Internet e-commerce, as well as multi-application programs and software upgrades.

        AUDIT TRAIL. Because the LaserCard contains an updatable, nonvolatile WORM memory (write-once, read-many times) that is recorded permanently, the card can hold a complete audit trail of data, changes, updates, and deletions. This can be achieved using software--to allow access to previously recorded files and, if desired, to record all attempts to access data from the LaserCard.

        MATCHING, EYE READABLE IMAGES. The LaserCard uniquely offers this key security feature for maximum counterfeit-resistance. Cardholder-specific information (typically, the cardholder's face photograph, name, signature, number, or other identifying information) can be laser-engraved onto the card's reflective stripe (through the card's protective transparent polycarbonate layer). These "embedded hologram" visual images provide an ultra-secure, matching reference to the identical cardholder-specific image thermally printed elsewhere on the card. These permanent, eye readable images are recorded when the card is issued, using a specially programmed, standard optical card read/write drive. The U.S. Department of Homeland Security, U.S. Department of State, and the governments of Canada, Italy, and Saudi Arabia all use this visual image technology with the Company's cards. For checking of cards at the United States/Mexico border, the eye-readable, laser-engraved images facilitate the immigration inspectors' job of visually verifying cards if automated verification systems are not available.

        OPTICALLY VARIABLE DEVICES (OVDS). An OVD is a security feature that has the characteristic of a changeable optical appearance depending on angle or wavelength of reflected light. OVDs are key elements of many secure document designs. The LaserCard optical media can contain OVD features integrated into the media itself, which raises the counterfeit deterrence of the card.

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

INTERNATIONAL STANDARDS FOR OPTICAL MEMORY CARDS

        Standardization of optical memory cards allows interchange of the digital information encoded on the cards and facilitates compatibility among optical memory card systems. The Company participates in optical card standards activities in the United States and internationally. The standard format base design under which the Company's optical memory cards operate is called the DELA Standard (so named by the Drexler European Licensees Association). Shown below is the current status of optical memory card standards under ISO/IEC (the International Organization for Standardization/International Electrotechnical Committee) and ANSI (the American National Standards Institute). The LaserCard optical memory card system, based upon the DELA Standard format, complies with all of the documents listed.

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

LASERCARD MANUFACTURING

        The Company's LaserCard optical memory card manufacturing operations are located in Mountain View, California, and Rastede, Germany. The Company produces optical memory cards using its established, roll-lamination process or a newer, sheet-lamination process. The sheet-lamination process is currently more labor intensive than its roll-lamination process but allows the use of high security offset printing and other special features, resulting in a premium card. The Company has an annual production capacity of 10 to 12 million roll-process cards and approximately 5 million sheet-process cards. The optical memory card manufacturing facilities permit incremental expansion of production capacity. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" regarding card production capacity.

        In addition, the fiscal 2004 acquisition of Challenge Card Design Plastikkarten GmbH of Rastede, Germany, provides the Company with a card manufacturing base to serve the European, Middle Eastern, African, and Asian markets, supplementing the Company's card manufacturing operations in California, which were recently expanded by moving certain operations to a newly leased facility. CCD has a manufacturing capacity of up to 20 million of its non-optical cards per year. The Company is in the process of enhancing the existing CCD factory in order that finished optical cards may be manufactured in Germany. This will enable CCD to manufacture cards featuring four of the key ID card technologies (optical memory, contact IC chip, contactless RF ID, and magnetic stripe) either singly or in combination, along with other high-security features.

RAW MATERIALS

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

        The raw materials used in the manufacture of optical memory cards are available from one or more qualified suppliers. Such materials include plastic films used in optical memory card production, which are available from one supplier in the U.S. and from multiple foreign suppliers. Processing chemicals, inks, and bonding adhesives are obtained from various U.S. and foreign suppliers. Certain photographic films are commercially available solely from Eastman Kodak Company, of the United States. No assurance can be given that Kodak will continue to supply such photographic films on a satisfactory basis and in sufficient quantities, especially in light of its recent announcement that it is reducing its emphasis on emulsion-based photographic films. If Kodak were to discontinue manufacturing the film from which the Drexon optical stripe is made, the Company would endeavor to establish an alternate supplier for such film, although the purchase price could increase and reliability and quality could decrease from a new supplier. Considering that the U.S. government is a major end-user of optical memory cards, the Company anticipates that an alternate supplier of such film could be established and qualified; however, no assurance can be given that there will be adequate demand to attract a second source for such film. In addition, an alternate supplier could encounter technical issues in producing the film as there may be know-how and manufacturing expertise which Kodak has developed over the years which an alternate supplier may have difficulty to replicate. The Company has pre-purchased a long-term supply of the film used to produce mastering loops for prerecording cards. With regard to the film from which the Drexon optical stripe is made, the Company currently has an order which Kodak has accepted with deliveries scheduled through December, 2004. If Kodak announced that it was no longer going to sell film, the Company would request that Kodak provide a last-buy opportunity, which the Company would plan to take maximum advantage of, although no assurance can be given that Kodak would provide such an opportunity. The Company has film on hand plus on order that it believes would provide an adequate supply to meet anticipated demand until the Company could locate and begin volume purchases of film from a second source.

SUBSIDIARIES AND MARKETING ORGANIZATION

        LASERCARD SYSTEMS CORPORATION (LSC). LSC, a wholly owned subsidiary of Drexler Technology Corporation, markets the Company's products, primarily through value-added resellers (VARs) and licensees of the Company in the United States and other countries. To its VARs and licensees, the Company makes available for sale optical memory cards, optical card read/write drives and software, and third-party peripherals. VARs/licensees may add value in the form of services, application-specific software, personal computers, or other peripherals, and then resell these products as integrated systems. Sales to the United States government and foreign governments are made indirectly through VARs and licensees. For example, products are sold indirectly to ultimate use customers such as the U.S. Department of State, U.S. Department of Defense, U.S. Department of Homeland Security, and the government of Canada, through a VAR that is a government subcontractor.

        For fiscal 2004, the Company sold LaserCard products to approximately 26 direct customers in 4 states and 16 foreign countries. Revenues by geographic region are shown in Note 4 of the "Notes to Consolidated Financial Statements" in Item 8, "Consolidated Financial Statements and Supplementary Data." Substantially all foreign product sales have been made through VARs and licensees. The Company believes that international markets will be an important source of product sales and license revenue in the future.

        LaserCard marketing operations are conducted through the Company's offices in California, New York, and now in Germany. In addition, the LaserCard Systems website (www.lasercard.com) supports worldwide marketing activities. The Company's marketing staff, general management, and technical personnel work closely with customers and provide pre-sales technical support to assist VARs and licensees.

        EUROPEAN OPERATIONS. The Company's newly acquired Germany subsidiaries, Challenge Card Design and cards & more, will provide the marketing base for most of Europe, Middle East, and Africa (EMEA), and also maintain a sales office in Korea. These acquisitions give the Company an established position in the European Union in the advanced-technology card market. CCD and C&M have become recognized leaders in Europe as providers of advanced contactless card solutions, primarily in the consumer, event, and access control sectors. C&M will be heading the Company's European marketing effort in coordination with LaserCard Systems Corporation.

        The addition of the CCD card manufacturing plant in Rastede will add significant capacity and product flexibility to the Company's product line. With expertise in contactless IC technology and high resolution security printing, the European factory base will position the Company to move into new market areas. The European marketing base, along with the optical card manufacturing capability planned for the new operation in Germany, are intended to accelerate European acceptance of the use of optical memory products in EU government and business solutions.

        The cards & more subsidiary will continue to serve and support its existing customer base for advanced-technology cards and thermal printers, while adding new resources to build the optical memory card business throughout the EMEA region. In expanding its European presence, the Company intends to focus principally on biometric ID solutions for national and regional governments, as well as promoting optical cards in commercial and industrial markets which can benefit from the large data capacity and robust security that optical cards offer.

        MARKETING OBJECTIVES. In addition to expected continuation of its current business involving U.S. Green Cards, U.S. Laser Visa BCCs, U.S. military Automated Manifest System cards, Canadian Permanent Resident Cards, and the electronic national ID card for citizens of Italy, the Company's marketing objectives include card applications in the United States and abroad, such as:

        o       US-VISIT system (previously called the U.S. Entry-Exit system)
        o       Canadian Citizens' ID card
        o       Italian permanent resident card for non-citizens
        o       Identification card for Saudi Arabia
        o       Motor vehicle registration card for several states in India
        o Multi-application cards plus other ID and banking card applications

CARD PRODUCT EVOLUTION

        The Company continues to add features to its optical memory card products, making them much more than simple, digital data storage devices. The Company has enhanced its optical memory card manufacturing capabilities to meet evolving international standards and, for some applications, to provide special features, if specified; for example: security printing, sequential serial numbers, bar coded data, laser-engraved eye-readable images, signature panels, magnetic stripes, OVD (optically variable device) security diffraction pattern, and OptiChip small form factor optical media. In addition, "chip ready" optical memory cards can be purchased from the Company, for insertion of IC chips to create hybrid Smart/Optical cards. The Company intends to continue its research and development efforts to evolve its products and services to meet changing market needs or to create new markets for advanced-technology cards.

        In addition, Company personnel and the newly acquired CCD-C&M European operations have worked together for the past four years to co-develop advanced secure optical card solutions for customers such as the Canadian and Italian government optical card programs.

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

LASERCARD READ/WRITE DRIVES; MANUFACTURING AND PARTS/COMPONENTS

        Optical memory cards are used in conjunction with a card read/write device (drive) that connects to a personal computer. The price, performance, and availability of read/write drives are factors in the commercialization of optical cards. The Company maintains read/write drive manufacturing operations in its Mountain View, California facilities. The Company has introduced a new version of a read/write drive and is targeting design changes to allowing further reductions in the drive selling price.

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

        Prior to fiscal 2002, the Company had been selling read/write drives for less than three thousand dollars per unit in quantities of six or more, and these units generally include interface software/device drivers. In fiscal 2002, the Company reduced the selling price for these read/write drives by 20% for typical purchase quantities in an effort to develop a broader market and customer base for LaserCard optical memory cards. Since fiscal 2002, there has not been a further reduced selling price for these read/write drives. However, in fiscal 2004, the Company introduced a new drive with a 25% reduction in price for typical quantities as compared with the previous model. Current and target applications for the Company's LaserCard typically require a small number of drives relative to the number of cards purchased.

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

        During the fiscal 2004 third quarter, the Company received an order for and delivered 1,000 optical memory card read/write drives and biometric verification system software for a Department of Homeland Security program. These 1,000 drives and software systems are being deployed by the DHS at U.S. borders, to enable the DHS to read the encoded data on more than 16 million Green Cards and Border Crossing Cards previously manufactured by the Company and issued by the U.S. government since 1998.

        LSC also is marketing the LaserCard Biometric ID Verification System as a "concept" package, meaning that software which performs the same functions (but not usable with U.S. government cards) is available in customized form to other customers for government, industrial, and commercial applications.

OTHER ADVANCED-TECHNOLOGY CARDS

        Acquired by the Company on March 31, 2004, Challenge Card Design Plastikkarten GmbH and cards & more GmbH are recognized leaders in Europe as providers of advanced contactless card solutions, primarily in the consumer, event, and access control sectors. CCD has the production capacity to manufacture up to 20 million advanced-technology cards per year--including contact IC chip cards, contactless RF ID cards, and magnetic stripe cards--while C&M markets CCD cards and system solutions worldwide.

PERIPHERAL EQUIPMENT

        The sale of third-party peripheral equipment and systems has not contributed materially to the Company's revenues to date. However, the following peripherals are purchased and re-sold by the Company to facilitate customer application development:

        o Fingerprint sensor units to capture fingerprints for storage onto the LaserCard as a template and as a high-resolution image.

        o Digital video cameras for capturing and storing computer readable photos in color.

        o       Thermal printers for printing on plastic cards.

LICENSING

        From 1983 through March 31, 2004, the Company generated a total of approximately $40 million in license fee revenues under nonexclusive patent license agreements related to optical memory card manufacture, equipment for using the cards, optical data storage, card distribution, and other aspects of the Company's technologies. These licenses included two $10 million, nonexclusive, royalty bearing, patent licenses for optical memory card manufacture, although the Company believes that the licensees are not manufacturing or selling such cards at this time. The first such license was sold in fiscal 1989 to Canon Inc. The second was sold in fiscal 1991 to Optical Memory Card Business Corporation (OMCBC), a joint venture formed by four Japanese companies (three of the Company's read/write drive equipment licensees and Dai Nippon Printing Co., Ltd.). On July 1, 2002, the joint venture's license was fully assumed by Dai Nippon Printing.

        Effective April 3, 2004, the Company sold a third card-manufacturing license to the Global Investments Group, based in Auckland, New Zealand, for card manufacturing in Slovenia. This agreement provides for payments to the Company of $29 million for the license over the 20-year term of the license (including a five-year training support package, followed by an ongoing support phase for an additional 15 years). Additionally, the Company is to sell approximately $12 million worth of the required manufacturing equipment and installation support for the new facility to provide a targeted initial manufacturing capacity of 10 million optical cards annually. Options to increase capacity to 30 million cards per year are provided. The Company has received the initial $5 million of payments called for in the agreements, consisting of a partial payment for the equipment of $500,000 as of March 31, 2004 and $4.5 million subsequent to March 31, 2004. In addition to the $41 million from the GIG transaction, Global Investments Group is to pay the Company royalties for each card produced under the license. The territories covered by the license include most of the European Union and eastern European regions. The Global Investments Group has exclusive marketing rights in certain territories, with performance goals to maintain these rights. The Company will assign personnel on site during the license term to assist with quality, security, and operational procedures, with a mutual goal that the facility and the cards made there conform to the Company's standards. Start up of the Global Investments Group facility is planned for early 2005. Payments under this license will be recognized as revenue over the term of the arrangement beginning when operation of the factory commences. The Company also retains rights to utilize up to 20% of the new facility capacity as backup and capacity buffer to augment its own card manufacturing facilities. The granting of this license to GIG is expected to create a second source supplier of optical memory cards for existing and prospective customers who may request multiple sources for cards.

        Also from time to time, the Company has offered nonexclusive, royalty bearing licenses for optical card read/write drive manufacture, for assembly of read/write drives from kits, for optical card finishing using Company-supplied materials, and for card manufacturing. In the past, the Company also offered card distribution licenses to create distributors, in selected regions of the world, that can buy cards wholesale from the Company at prices lower than those charged to VARs. The Company conducts its licensing efforts on a selective basis. The timing, number, type, and magnitude of future license sales, if any, cannot be predicted or inferred from past events. There is no assurance that any of the Company's patent licensing efforts will be successful.

        License revenues for fiscal 2004, 2003, and 2002 are detailed in the "Management's Discussion and Analysis" section of this report, under the heading "License Fees and Other Revenues."

COMPETITION

        The Company's primary competition is other card products. Competitive factors among the various card technologies include system/card portability, interoperability, price-performance ratio of cards and associated equipment, durability, environmental tolerance, and card security. The Company believes its optical memory cards offer key technological and security advantages. The current price of optical card read/write drives is a competitive disadvantage to the Company in some markets because alternative technologies typically have lower priced drives. However, when the cost of drives and a large number of cards is factored together, the Company's optical memory card technology can offer competitive pricing compared with its closest competitor, high capacity IC cards, especially when the very high cost of Public Key encryption is factored into the cost of an IC card system.

        Other card technologies that compete with optical memory cards include integrated circuit (IC) cards, 2-dimensional bar code cards and symbology cards, CD-read only cards and recordable cards, and RF (radio frequency) cards. The financial and marketing resources of some of the competing companies are greater than the Company's resources. The Company believes that the LaserCard's storage capacity, read/write capability, price-performance ratio, rugged card construction and flexibility, optional technology add-ons, ability to store audit trails, and resistance to counterfeiting and tampering make the LaserCard optical memory card a viable choice for a variety of digital card applications.

        In addition, centralized on-line databases combined with wide-area networks may limit the penetration of optical memory cards in certain applications, and are a form of competition.

        IC CARDS. The LaserCard competes primarily with cards that contain an integrated circuit (IC) microprocessor and memory. Known as "smart cards," "IC cards," or "chip cards," their prices and performance vary widely. The IC card uses a much lower cost read/write drive than is currently used with an optical card, whereas a typical smart card containing a 32-kilobyte IC and a microprocessor is typically more than the cost of the Company's 2,800 kilobyte optical memory card. The IC card is more vulnerable to tampering and can be more easily damaged in everyday use, whereas the Company's card construction and the use of polycarbonate plastic make the LaserCard more rugged. For multi-function applications, the Company currently offers "chip ready" optical cards to which an IC can be added to create a hybrid smart card, called a Smart/Optical(TM) card. Companies that manufacture IC cards of various types and storage capacities include Gemplus, SchlumbergerSema, Sharp, Orga Card Systems, Oberthur Card Systems, and others.

        OTHER CARD PRODUCTS. Read/write magnetic-stripe cards and read-only memory cards such as 2-dimensional bar code cards and symbology cards are lower priced and compete with the Company's read/write optical memory cards for certain markets, such as identification cards. However, the Company's cards have significantly higher storage capacity and offer unique security features to deter counterfeiting and data tampering. Commercial magnetic-stripe cards are relatively easy to duplicate and, because they are erasable and rerecordable, are highly susceptible to unauthorized erasure and alteration. Two-dimensional bar codes on cards and other symbology cards store relatively small amounts of data compared to the LaserCard and are not recordable/updatable after they are issued. Moreover, alternative technologies--such as magnetic stripes, IC chips, radio frequency (RF) circuitry, and bar codes/symbology--can be incorporated into the Company's optical memory cards, thereby adding additional performance features to the LaserCard. In 2000, a small company announced it was developing a 5 megabyte magnetic card. However, the Company believes that magnetic-based cards (which are easily erasable) may not have the security and audit trail features required for government ID cards or medical record cards. Experimental card technologies probably are under development at other companies.

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

        OTHER OPTICAL MEMORY CARDS AND EQUIPMENT. As described in the "Licensing," section, the Company previously licensed its card patents to two Japanese companies, Canon Inc. and Dai Nippon Printing, which the Company believes are not manufacturing or selling such cards at this time. In addition, in April 2004, the Company sold a card manufacturing license to a New Zealand company for the manufacture of optical memory cards in Slovenia. Under these royalty-bearing licenses, the licensees have the right to manufacture and sell optical memory cards in competition with the LaserCard. Dai Nippon Printing Co., Ltd., did not report any optical card sales for calendar year 2002, and Canon Inc. has not reported any such sales since 1999. The newly licensed Slovenian operation under the Global Investments Group license is not yet capable of manufacturing optical cards, but is expected to become a second-source for the Company's cards over time. Global Investments Group could become a competitor in certain Western European countries; however, exclusivity provisions of the license preclude competition in certain markets. For example, the Company is prohibited from competing in certain Eastern European countries, and Global Investments Group is prohibited from competing in certain Western European countries and in some other territories.

        As to optical card drives, both Canon and Japan-based Olympus Optical Co. (an equipment licensee of the Company) have in the past produced their own optical card drives, although they are not believed to be doing so currently. Canon and Olympus have not reported any optical card drive sales since mid-2000. A United States company, BSI2000 (a LaserCard VAR), has unveiled a proprietary low-cost reader for optical cards, according to an April 28, 2004 news release published by BSI 2000. It is described as a small, wall-mounted unit able to scan and identify fingerprints that match biometric data embedded in optical identity cards. BSI said it expects to have the unit ready for the marketplace by early fall 2004. The Company cannot verify the actual status of this announced product.

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

        During the past several years, prerecorded read-only optical cards functioning with CD players have been used as high-data capacity, 1.2-millimeter thick, "business cards" containing computer-readable data such as promotional materials. In 2000, Philips, Sony, and Taiyo Yuden announced a customer-recordable version of these thick, rigid data cards based upon the widely used CD-recordable format; however, they do not meet the ISO Standards for either credit cards or identification cards. Also in 2000, it became known that a small company is developing a high-data capacity, ultraviolet-laser recordable, read-only, optical memory disk and optical memory card that would be read with a second laser operating in the visible or near-infrared wavelength. That company's news releases imply a primary focus on disks.

OTHER MATTERS

RESEARCH AND ENGINEERING EXPENSES

        Research and engineering expenses were $2,620,000 for fiscal 2004; $2,818,000 for fiscal 2003; and $3,045,000 for fiscal 2002. The Company is continuing its efforts to develop new optical memory card features, including the insertion of contactless chips with radio frequency (RF) capability, optical memory card read/write drives, read-only drives (readers), OptiChip small form factor optical media, and software products in an effort to provide new products that can stimulate optical memory card sales growth. For example, the Company has developed a prototype of a LaserCard handheld reader. The Company anticipates that these ongoing research and engineering efforts will result in new or enhanced card capabilities, production-model read-only drives, or drives with advanced security features and lower manufacturing costs; however, there is no assurance that such product development efforts will be successful. These factors are important for the Company's existing and future optical memory card markets. Also see Item 7, "Management's Discussion and Analysis."

PATENTS AND TRADEMARKS

        OPTICAL DATA STORAGE. As of March 31, 2004, the Company owned approximately 30 U.S. patents relating to optical data storage (including optical storage media, optical cards, formats, equipment, systems, software, the utilization of optical storage media, and e-commerce technology), and other U.S. and foreign patent applications have been filed. Approximately 40 counterpart patents of certain U.S. patents are issued in various foreign countries. However, the Company owns certain U.S. patents as to which foreign counterparts have either not been filed or the examination process has been terminated without issuance of the foreign patents. From time to time, the Company elects to allow some of its U.S. or foreign patents to expire when maintenance fees become due, if the patents are deemed no longer relevant. In addition, the Company protects as trade secrets some refinements to the Drexon medium and cards and know-how related to card production. Also, the Company's know-how and experience in volume card production, system development and software capabilities, brand-name recognition within its card markets, and dominant-supplier status for optical-memory cards are of far greater importance than the Company's patents. Therefore, at this time, the Company believes that its patent portfolio is helpful but is no longer essential for maintaining the LaserCard's market position.

        The Company's U.S. patents have expiration dates ranging from 2004 to 2020, with the majority expiring during the first part of this period. Counterpart patents in foreign countries also expire during this period, usually about two to three years after the U.S. patent expires. Under the OMCBC/Dai Nippon Printing license agreement with the Company for manufacture of optical memory cards, the obligation to pay royalties to the Company for use of the licensed patents cards ceased on December 31, 2003. Canon's royalty obligations in connection with its licenses to manufacture optical memory cards and reading and writing equipment expire on December 31, 2008. Dai Nippon Printing Co., Ltd., did not report any optical card sales for calendar year 2002, and Canon Inc. has not reported any such sales since 1999. Other read/write equipment licenses sold by the Company provide for royalty payments to cease on the last expiration date of the licensed patents. The license sold to the Global Investments Group provides for royalty payments on optical memory card sales; however, the Slovenian card manufacturing operation is not expected to commence manufacturing cards until calendar year 2005. Royalty payments to the Company from its licensees have not been significant to date.

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

        LaserCard(R) and Drexon(R) are federally registered trademarks of Drexler Technology Corporation. The Company believes that its LaserCard brand name, trade name, and other trademarks are important assets in marketing optical memory card products.

EMPLOYEES

        As of March 31, 2004, the Company and its U.S. subsidiaries employed 128 persons (including four executive officers). This workforce consisted of 103 persons in administration, marketing/sales, manufacturing, and research and engineering, plus 25 temporary personnel mainly for quality assurance inspection of cards. In addition, the two German subsidiaries acquired by the Company on March 31, 2004 employed 76 personnel as of that date. None of the Company's employees is represented by a labor union.

DEPENDENCE ON GOVERNMENT SUBCONTRACTS THROUGH SOLE CONTRACTORS

        The largest purchaser of LaserCard products is Anteon International Corporation, a value-added reseller (VAR) of the Company. Anteon is the government contractor for LaserCard product sales to the U.S. Department of Homeland Security (DHS), U.S. Department of State (DOS), U.S. Department of Defense (DOD), and the government of Canada. Under government contracts with Anteon, the DHS purchases U.S. Permanent Resident Cards (Green Cards) and DOS "Laser Visa" Border Crossing Cards (BCCs); the DOD purchases Automated Manifest System cards; and the Canadian government purchases Permanent Resident Cards. Encompassing all of these programs, the Company's product sales to Anteon represented 72% of total revenues for fiscal 2004; 94% of total revenues for fiscal 2003; and 81% of total revenues for fiscal 2002. However, since the ultimate customers are national governments, the Company is not dependent upon any one specific contractor for continued revenues from these programs. Although not anticipated, if Anteon were to discontinue its participation as contractor, other qualified contractors could be utilized by those governments for purchasing our products, although the process of doing so could cause program delays.

        U.S. government subcontract release orders for DHS Green Cards and DOS Laser Visa BCCs represented approximately 44% of the Company's revenue for fiscal 2004; 82% of revenues for fiscal year 2003; and 75% of revenues for fiscal 2002. The percentage declined during fiscal 2004 as U.S. government orders decreased more than the Company had anticipated due to delays in the government approving artwork reflecting the advent of the Department of Homeland Security, and the U.S. governments' desire to reduce inventory levels, while at the same time orders of cards from foreign governments increased as planned over prior years' levels. The U.S. government's agreement with the above VAR expires on May 25, 2005. There can be no assurance that the U.S. government will enter into a new contract with the VAR to continue to purchase the Company's cards, in which case one of the Company's major sources of revenues would be eliminated.

        During fiscal 2004, 22% of the Company's revenues were derived from sales of cards for the government of Italy for its national ID card program, Carta d'Identita Elettronica (CIE), now in Phase 2, early-stage implementation. Card orders under this program are channeled to the Company through a value-added reseller, Laser Memory Card SRL, of Rome, Italy. The most recent CIE card order was in May 2004, for $3.3 million. According to Italian government sources, the distribution of this new national ID card has started in a number of the 56 Italian communities scheduled to be activated under the program during 2004. The government's publicly stated plan to issue up to two million cards this year would put Italy at the forefront of European countries in terms of providing citizens with secure, durable ID documents. However, if this program were to be discontinued or interrupted by the Italian government, the Company would lose one of its significant sources of optical memory card revenues.

BACKLOG

        As of March 31, 2004, the backlog for LaserCard optical memory cards totaled $4.1 million, compared with a backlog of approximately $1.9 million for fiscal 2003 and $16.4 million for fiscal 2002. Order backlog as of March 31, 2004 includes orders for the following programs: Green Cards for the U.S. Department of Homeland Security, Italian government national ID cards (CIE cards), and Canadian government Permanent Resident Cards. Backlog is subject to fluctuation due to having few customers and the timing of orders. The Company has no backlog for read/write drives.

        In addition, the backlog for Challenge Card Design Plastikkarten GmbH and cards & more GmbH products and services totaled 2.1 million euros (approximately $2.6 million) as of March 31, 2004.

FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS

        Financial information about geographic areas is described in Note 4 to
Item 8, "Consolidated Financial Statements and Supplementary Data."

FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

        OUR CURRENT AND FUTURE EXPECTED REVENUES ARE DERIVED FROM A SMALL NUMBER OF ULTIMATE CUSTOMERS SO THAT THE LOSS OF OR REDUCTIONS IN PURCHASES BY ANY ONE ULTIMATE CUSTOMER COULD MATERIALLY REDUCE OUR REVENUES AND LEAD TO LOSSES. During fiscal 2004 and each of the previous two fiscal years, we have derived more than 90% of our revenues from four programs-two U.S. government programs and two foreign government programs. Due to the lengthy sales cycles, we believe that these programs, with perhaps the addition of one or two other foreign programs, will be the basis for a substantial majority of our revenues in the near-term. The loss of or reductions in purchases by any one customer due to program cutbacks, competition, or other reasons would materially reduce our revenue base. Our U.S. government subcontract expires on May 25, 2005. There is no assurance that a follow-on contract will be issued by the U.S. government upon expiration of the current contract. Annual or quarterly losses would occur if there are material reductions, gaps or delays in card orders from our largest U.S. or foreign government programs or if such programs were to be reduced in scope, delayed, canceled, or not extended and not replaced by other card orders or other sources of income.

        WE HAVE INCURRED NET LOSSES DURING THE PAST FIVE QUARTERS AND MAY NOT BE ABLE TO GENERATE SUFFICIENT REVENUE IN THE FUTURE TO ACHIEVE OR SUSTAIN PROFITABILITY. As of March 31, 2004, we had an accumulated deficit of $18,244,000. Although we operated profitably for the previous five years (fiscal 1999 through fiscal 2003), we have incurred significant losses in the past, including in fiscal 1997 and 1998, and we incurred losses in fiscal 2004 due primarily to delays in orders for our cards, and in the third fiscal quarter of 2004, by the increase in the valuation allowance we recorded against our deferred tax assets. There can be no assurance that we will generate enough card revenues in the near term or ever to become profitable. We are relying upon our optical memory card technology to generate future product revenues, earnings, and cash flows. If alternative technologies emerge or if we are otherwise unable to compete, we may not be able to achieve or sustain profitability on a quarterly or annual basis. Annual or quarterly losses would also occur if increases in product revenues or license revenues do not keep pace with increased marketing, research and engineering expenses and the depreciation and amortization associated with capital expenditures.

        OUR PRODUCT REVENUES WILL NOT GROW IF WE DO NOT WIN NEW BUSINESS IN THE U.S. AND ABROAD. Revenues during fiscal 2003 included sales of approximately $21.5 million of U.S. government Green Cards and Laser Visa BCCs. Fiscal 2004 revenues included sales of approximately $5 million of cards for these government programs, with annual sales in the near-term after fiscal 2005 expected to approximate the card personalization rate of the U.S. government, which currently is approximately $9 million of cards per year ($6.6 million for Green Cards and $2.4 million for Laser Visa BCCs). During fiscal 2005, we expect our revenue from these programs to be less as we anticipate that the U.S. government will draw down its excess inventory; and, as a worst case, we could have almost no revenue if the inventory levels are drawn down substantially. These revenue levels are less than the approximately $13 million level of revenues we had previously expected to receive from these programs on an annual basis. We believe that in order for our overall card revenues during fiscal 2005 to return to their fiscal 2003 levels, we will need significant additional orders from new and other existing programs to supplement the revenue, currently expected to be less than $6 million, from the U.S. Green Cards and Laser Visa BCCs. Optical memory card digital governance programs that are emerging programs or prospective applications in various countries include identification cards for Italy and Saudi Arabia; motor vehicle registration cards in India; and several new U.S. government ID card programs due to the increasing need for enhanced U.S. border security. In the United States, the US-VISIT program, the TWIC (Transportation Worker Identification Credential) program, and the proposed Registered Flier program are possible market opportunities for secure identification using optical memory cards. However, there is no assurance that our products will be selected for any of these programs. In particular, we are uncertain whether we will be chosen as a US-VISIT subcontractor directly or through a VAR teaming partner with Accenture, which was announced as the prime contractor for the full implementation of this program on June 1, 2004. Since governmental card programs typically rely on government policy-making, which in turn is subject to technical requirements, budget approvals, and political considerations, there is no assurance that the US-VISIT program will be implemented as expected or that it will include optical cards in its solution.

        From Italy, we received orders in July 2003, December 2003, and May 2004 valued at $2.4 million, $3.8 million, and $3.3 million, respectively, for Phase 2 of the Italian CIE card program and we anticipate receiving orders during

FY 2005 for one of Italy's new programs, the Permesso di Soggiorno Elettronico
(PSE) card. There is no assurance that the foregoing government programs will be continued or implemented as anticipated or that the U.S. government will select our cards for its new homeland security programs.

        ONE VALUE ADDED RESELLER IS THE CONTRACTOR FOR OUR U.S. AND CANADIAN GOVERNMENT CUSTOMERS AND ANOTHER VAR PURCHASES CARDS FROM US FOR THE ITALIAN NATIONAL ID CARD PROGRAM. HAVING TO REPLACE EITHER OF THESE VARS COULD INTERRUPT OUR U.S., CANADIAN, OR ITALIAN GOVERNMENT BUSINESS. AND, IF OUR VARS LOSE THEIR GOVERNMENT BUSINESS, OUR REVENUES WOULD LIKEWISE DECLINE MATERIALLY. The largest purchaser of LaserCard products is Anteon International Corporation, one of our value-added resellers (VARs). Anteon is the government contractor for LaserCard product sales to the U.S. Department of Homeland Security, U.S. Department of State, U.S. Department of Defense, and the government of Canada. Under government contracts with Anteon, the DHS purchases U.S. Green Cards and DOS Laser Visa BCCs; the DOD purchases Automated Manifest System cards; and the Canadian government purchases Permanent Resident Cards. Encompassing all of these programs, our product sales to Anteon represented 72% of total revenues for fiscal 2004 ended March 31, 2004; 94% of total revenues for fiscal 2003 ended March 31, 2003; and 81% of total revenues for fiscal 2002 ended March 31, 2002. However, since the ultimate customers are national governments, we are not dependent upon any one specific contractor for continued revenues from these programs. Although not anticipated, if Anteon were to discontinue its participation as contractor, other qualified contractors could be utilized by those governments for purchasing our products, although the process of doing so could cause program delays. Concerning Italy, during fiscal 2004, 22% of the Company's revenues were derived from sales of cards and read/write drives for the government of Italy for its CIE card program. Card orders under this program are channeled to the Company through a value-added reseller, Laser Memory Card SRL, of Rome, Italy. According to Italian government sources, the distribution of this new national ID card has started in a number of the 56 Italian communities scheduled to be activated under the program during 2004. The government's publicly stated plan is to issue up to two million CIE cards this year. However, if this program were to be discontinued or interrupted by the Italian government, the Company would lose one of its significant sources of optical memory card revenues.

        ONE OF OUR LARGER ULTIMATE CUSTOMERS, THE U.S. GOVERNMENT, HAS THE RIGHT TO DELAY ITS ORDERS OR COULD CHANGE ITS TECHNOLOGY DECISIONS, WHICH WOULD RESULT IN ORDER DELAYS OR LOSSES. Under U.S. government procurement regulations, the government reserves certain rights, such as the right to withhold releases, to reduce the quantities released, extend delivery dates, reduce the rate at which cards are issued, and cancel all or part of its unfulfilled purchase orders. Our U.S. government card deliveries depend upon the issuance of corresponding order releases by the government to its prime contractor and, in turn, to us, and we believe that these orders will continue in accordance with our government subcontract. Losses would occur if either of our largest U.S. government programs were to be delayed, canceled, or not extended and not be replaced by other card orders or other sources of income, or if the government were to change its technology decisions, or if increases in product revenues or licenses do not keep pace with increased marketing, research and engineering, and depreciation on capital equipment. For example, the latest order of cards under our U.S. government subcontract, $2.6 million worth of optical memory cards for the newly enhanced Green Cards, called for deliveries from December 2003 through May 2004. As a result, we experienced a gap in production of several months, which significantly affected operating results for fiscal 2004. The delay in the U.S. government's order was the result of waiting for a change to the design of the DHS artwork that is included on the cards as a result of the formation of the Department of Homeland Security, and was exacerbated by its desire to reduce its inventory levels. Any future excess inventory held by the U.S. government for example due to delayed funding or a slower than anticipated program rollout, or any future changes to the design of the cards may result in future gaps in orders or production which may negatively impact our operating results.

        U.S. government subcontract release orders for DHS Green Cards and DOS Laser Visa BCCs represented approximately 44% of the Company's revenue for fiscal 2004; 82% of revenues for fiscal year 2003; and 75% of revenues for fiscal 2002 The percentage declined during the first nine months of fiscal 2004 as U.S. government orders decreased more than we had anticipated, due to delays in the government approving artwork reflecting the advent of the Department of Homeland Security, and the U.S. governments' desire to reduce inventory levels, while at the same time orders of cards from foreign governments increased as planned over prior years' levels. The U.S. government's agreement with our VAR expires on May 25, 2005. There can be no assurance that the U.S. government will enter into a new contract with our VAR or renew its current contract to purchase our cards, in which case one of our major sources of revenues would be eliminated.

        There is no assurance of continuing read/write drive orders from the U.S. government. The recent order of 1,000 drive units for use by the U.S. government with our Biometric Verification System application software may not result in similar orders in the future. The system performance, including biometric verification speed, accuracy, and card reading performance may not meet government objectives for further system expansion. There is no assurance that the government will have budgeted sufficient funds to expand the system to its full potential or that the Company will be successful in winning any new U.S. government procurements for similar systems or application software.

        SINCE THE SALES CYCLE FOR OUR PRODUCTS IS TYPICALLY LONG AND UNPREDICTABLE, WE HAVE DIFFICULTY PREDICTING FUTURE REVENUE GROWTH. Initial product sales to VARs for their use or use by their ultimate customers are generally in small quantities, for evaluation purposes and trial programs. Obtaining substantial, follow-on orders from these customers usually involves a lengthy sales cycle, requiring marketing and technical time and expense with no guarantee that substantial orders will result. This long sales cycle results in uncertainties in predicting operating results, particularly on a quarterly basis. In addition, since our major marketing programs involve the U.S. government and various foreign governments and quasi-governmental organizations, additional uncertainties and extended sales cycles can result. Factors which increase the length of the sales cycle include government regulations, bidding procedures, budget cycles, and other government procurement procedures, as well as changes in governmental policy-making.

        THE TIMING OF OUR U.S. GOVERNMENT REVENUES IS NOT UNDER OUR CONTROL AND CANNOT BE PREDICTED BECAUSE WE DO NOT RECOGNIZE REVENUE UNTIL CARDS ARE SHIPPED OUT OF A VAULT OR WE RECEIVE A FIXED SHIPMENT SCHEDULE FROM THE GOVERNMENT. We recognize revenue from product sales when the following criteria are met: (a) persuasive evidence of an arrangement exists; (b) delivery has occurred; (c) the fee is fixed or determinable; and (d) collectibility is reasonably assured.

        Our U.S. government subcontract requires delivery of cards to a secure, government-funded vault built on our premises. Deliveries are made into the vault on a fixed schedule specified by the government or one of its specified agents. When the cards are delivered to the vault, all title and risks of ownership are transferred to the government. At the time of delivery, the prime contractor is invoiced, with payment due within thirty days. The contract does not provide for any return provisions other than for warranty. We recognize revenue when the cards are delivered into the vault because we have fulfilled our contractual obligations and the earnings process is complete. However, if we do not receive such a shipment schedule, revenue is not recognized until the cards are shipped from the vault. In addition, revenue recognition for future deliveries into the vault would be affected if the U.S. government cancels the shipment schedule. As a result, our revenues may fluctuate from period to period if we do not continue to obtain shipment schedules under this subcontract or if the shipment schedules are cancelled. We would no longer recognize revenue when cards are delivered to the vault, but instead such revenue recognition would be delayed until the cards are shipped from the vault to the U.S. government.

        WE COULD EXPERIENCE EQUIPMENT, RAW MATERIAL, QUALITY CONTROL, OR OTHER PRODUCTION PROBLEMS UNDER VERY HIGH-VOLUME PRODUCTION. There can be no assurance that we will be able to meet our projected card manufacturing capacity if and when customer orders reach higher levels. We have made and intend to continue to make significant capital expenditures to expand our card manufacturing capacity. However, since customer demand is difficult to predict, we may be unable to ramp up our production quickly enough to timely fill new customer orders. This could cause us to lose new business and possibly existing business. In addition, if we overestimate customer demand, we could incur significant costs from creating excess capacity. We may experience manufacturing complications associated with increasing our manufacturing capacity of cards and drives, including the adequate production capacity for sheet-lamination process cards to meet order requirements and delivery schedules. We may also experience difficulties implementing new manufacturing processes or outsourcing some of our manufacturing. The addition of fixed overhead costs results in lower profit margins unless compensated for by increased product sales. When purchasing raw materials for our anticipated optical card demand, we take into consideration the order-to-delivery lead times of vendors and the economic purchase order quantity for such raw materials. If we over-estimate customer demand, excess raw material inventory can result.

        IF WE ARE UNABLE TO BUY RAW MATERIALS IN SUFFICIENT QUANTITIES AND ON A TIMELY BASIS, WE WILL NOT BE ABLE TO DELIVER PRODUCTS TO CUSTOMERS ON TIME. AS A RESULT, WE COULD LOSE CUSTOMERS, AND REVENUES COULD DECLINE. We depend on sole source and limited source suppliers for optical card raw materials. Such materials include plastic films used in optical memory card production, which are available from one supplier in the U.S. and from multiple foreign suppliers. Processing chemicals, inks, and bonding adhesives are obtained from various U.S. and foreign suppliers. Certain photographic films are commercially available solely from Eastman Kodak Company, of the United States. No assurance can be given that Kodak will continue to supply such photographic films on a satisfactory basis and in sufficient quantities, especially in light of its announcement that it is reducing its emphasis on emulsion-based films. If Kodak were to discontinue manufacturing the film from which the Drexon optical stripe is made, we would endeavor to establish an alternate supplier for such film, although the purchase price could increase and reliability and quality could decrease from a new supplier. Considering that the U.S. government is a major end-user of our optical memory cards, we anticipate that an alternate supplier of these films could be established and qualified; however, no assurance can be given that there will be adequate demand to attract a second source. In addition, an alternate supplier could encounter technical issues in producing the film as there may be know-how and manufacturing expertise which Kodak has developed over the years which an alternate supplier may have difficulty to replicate. We have pre-purchased a long-term supply of the film used to produce mastering loops for prerecording cards. With regard to the film from which the Drexon optical stripe is made, we currently have an order which Kodak has accepted with deliveries scheduled through September, 2004. If Kodak announced that it was no longer going to sell film, we would request that Kodak provide us with a last-buy opportunity which we would plan to take maximum advantage of, although no assurance can be given that Kodak would provide us with such an opportunity. We have film on hand plus on order that we believe would provide us with an adequate supply to meet anticipated demand until we could locate and begin volume purchases from a second source.

        AN INTERRUPTION IN THE SUPPLY OF READ/WRITE DRIVE PARTS OR DIFFICULTIES ENCOUNTERED IN READ/WRITE DRIVE ASSEMBLY COULD CAUSE A DELAY IN DELIVERIES OF DRIVES AND OPTICAL MEMORY CARDS AND A POSSIBLE LOSS OF SALES, WHICH WOULD ADVERSELY AFFECT OUR OPERATING RESULTS. Several major components of our read/write drives are designed specifically for our read/write drive. For example, the optical recording head for the current drive is a part obtained from one supplier; and at current production volumes, it is not economical to have more than one supplier for this custom component. The ability to produce read/write drives in high-volume production, if required, will be dependent upon maintaining or developing sources of supply of components that meet our requirements for high volume, quality, and cost. In addition, we could encounter quality control or other production problems at high-volume production of read/write drives. We are also investing in research and engineering in an effort to develop new drive products.

        IF WE ARE UNABLE TO DEVELOP UPGRADED READ/WRITE DRIVES THAT COST LESS TO MANUFACTURE AND ALSO A READ-ONLY DRIVE, WE COULD LOSE POTENTIAL NEW BUSINESS. Prior to fiscal 2002, we had been selling read/write drives for less than three thousand dollars per unit in quantities of six or more, and these units generally include our interface software/device drivers. In fiscal 2002, we reduced the selling price by 20% for these read/write drives for typical purchase quantities in an effort to develop a broader market and customer base for LaserCard optical memory cards. Since fiscal 2002, there has not been a further reduced selling price for these read/write drives. However, in fiscal 2004, we introduced a new drive with a 25% reduction in price for typical quantities as compared with the previous model. We believe the price of our drives is competitive in applications requiring a large number of cards per each drive, because the relatively low cost for our cards offsets the high cost per drive when compared with our major competition, IC card systems. In addition, we have undertaken a product development program for a hand-held read-only drive, which we believe would increase our prospects for winning future business. However, there can be no assurance that our development program will be successful, that production of any new design will occur in the near term, or that significantly lower manufacturing costs or increased sales will result.

        IF WE ARE UNABLE TO ADAPT TO TECHNOLOGICAL CHANGES IN THE DATA CARD INDUSTRY AND IN THE INFORMATION TECHNOLOGY INDUSTRY GENERALLY, WE MAY NOT BE ABLE TO EFFECTIVELY COMPETE FOR FUTURE BUSINESS. The information technology industry is characterized by rapidly changing technology and continuing product evolution. The future success and growth of our business will require the ability to maintain and enhance the technological capabilities of the LaserCard product line. There can be no assurance that the Company's products currently sold or under development will remain competitive or provide sustained revenue growth.

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

        THE MARKETS FOR OUR PRODUCTS ARE COMPETITIVE, AND IF WE ARE UNABLE TO COMPETE SUCCESSFULLY, REVENUES COULD DECLINE OR FAIL TO GROW. Our optical memory cards may compete with optical memory cards that can be manufactured and sold by three of our licensees (although none is currently doing so) and with other types of portable data storage cards and technologies used for the storage and transfer of digital information. These may include integrated circuit/chip cards; 2-dimensional bar code cards and symbology cards; magnetic-stripe cards; thick, rigid CD-read only cards or recordable cards; PC cards; radio frequency, or RF, chip cards; and small, digital devices such as data-storage keys, tokens, finger rings, and small cards and tags. The financial and marketing resources of some of the competing companies are greater than our resources. Competitive product factors include system/card portability, interoperability, price-performance ratio of cards and associated equipment, durability, environmental tolerance, and card security. Although we believe our cards offer key technological and security advantages for certain applications, the current price of optical card read/write drives is a competitive disadvantage in some of our targeted markets. However, we believe the price of our drives is competitive in applications requiring a large number of cards per each drive, because the relatively low cost for our cards offsets the high cost per drive when compared with our major competition, IC card systems. In countries where the telecommunications infrastructure is extensive and low cost, centralized databases and wide-area networks may limit the penetration of optical memory cards. These trends toward Internet, intranet, and remote wireless networks will in some cases preclude potential applications for our cards.

        THE PRICE OF OUR COMMON STOCK IS SUBJECT TO SIGNIFICANT VOLATILITY. The price of our common stock is subject to significant volatility, which may be due to fluctuations in revenues, earnings, liquidity, press coverage, financial market interest, low trading volume, and stock market conditions, as well as changes in technology and customer demand and preferences. As a result, our stock price might be low at the time a stockholder wants to sell the stock. Also, since we have a relatively low number of shares outstanding, approximately 11 million shares, there will be more volatility in our stock if one or two major holders, for example, large institutional holders, attempt to sell a large number of shares in the open market. There also is a large short position in our stock, which can create volatility when borrowed shares are sold short and later if shares are purchased to cover the short position. Furthermore, our trading volume is often small, meaning that a few trades may have disproportionate influence on our stock price. In addition, someone seeking to liquidate a sizeable position in our stock may have difficulty doing so except over an extended period or privately at a discount. Thus, if one or more of the selling stockholders were to sell or attempt to sell a large number of its shares within a short period of time, such sale or attempt could cause our stock price to decline. There can be no guarantee that the selling stockholders will be able to sell the shares that they acquired at a price per share equal to the price they paid for the stock.

        WE ARE SUBJECT TO RISKS ASSOCIATED WITH CHANGES IN FOREIGN CURRENCY EXCHANGE RATES. Most of the manufacturing process of the LaserCard products that we sell in Italy takes place in Europe. The prices charged to us by the European manufacturer for products are denominated in euros, the currency used in much of Europe. However, when we sell our finished products to the Italian government, the prices that we charge are denominated in United States dollars. Also, as of March 31, 2004, the Company had debt relating to the acquisition of Challenge Card Design Plastikkarten GmbH and cards & more GmbH, of Germany, in the amount of 2.9 million euros. Accordingly, we are subject to exposure if the exchange rate for euros increases in relation to the United States dollar. As of March 31, 2004, we had not entered into a forward exchange contract to hedge against or potentially minimize the foreign currency exchange risk.

        WE HAVE RECENTLY ACQUIRED TWO CARD COMPANIES LOCATED IN GERMANY AND MAY ENCOUNTER DIFFICULTIES IN INTEGRATING THEM INTO OUR BUSINESS. We may encounter unforeseen difficulties in managing Challenge Card Design GmbH and cards & more GmbH, in which case we may not obtain some of the hoped-for benefits of these acquisitions, such as expanded manufacturing capacity and establishment of a significant European presence. Integration of these acquired companies may result in problems related to integration of technology, management, personnel, or products. If we fail to successfully integrate these acquisitions or if they fail to perform as we anticipated, our operations and business could be harmed. Likewise, if the due diligence and audit of these operations performed by third parties on our behalf was inadequate or flawed, we could later discover unforeseen financial or business liabilities. Additionally, in the future we may evaluate other acquisition opportunities that could provide additional product or services offerings or technologies. Any recent or future acquisition could result in difficulties assimilating acquired operations and products, diversion of capital and management's attention away from other business issues and opportunities and may result in an expense if goodwill is impaired or other intangible assets acquired are subsequently determined to be impaired.

      WE RECENTLY SOLD A SECOND-SOURCE CARD MANUFACTURING LICENSE TO GLOBAL INVESTMENTS GROUP (GLOBAL), UNDER WHICH WE WILL PROVIDE CERTAIN FACTORY SET-UP AND TRAINING SERVICES. IF WE ARE NOT SUCCESSFUL OR IF GLOBAL IS UNABLE TO FINANCE THIS OPERATION, THE SECOND-SOURCE SUPPLY OF OPTICAL CARDS WILL NOT MATERIALIZE. IF WE AND GLOBAL ARE SUCCESSFUL, THE SECOND-SOURCE WILL COMPETE WITH US FOR BUSINESS. If Global is not successful, but current and potential customers require a second source of optical memory cards ( which is a common business practice) they could decide to use alternate technology cards, such as chip cards, that have multiple-source suppliers. We are planning to sell to Global approximately $12 million worth of the required manufacturing equipment and installation support for its new card manufacturing facility in Slovenia, to provide a targeted initial manufacturing capacity of 10 million optical cards annually. If successful, this will supply a second source for optical memory cards. We will also be assigning personnel to be on site during the license term to assist with quality, security, and operational procedures, with a mutual goal that the facility and the cards made in Slovenia conform to our standards. If cards are not produced in conformance with our quality standards, the reputation and marketability of optical memory card technology could be damaged. If the factory does not become operational and produce quality cards in high volume, or if Global Investments Group is unable to raise sufficient capital to equip and operate this facility, we would not obtain the hoped-for benefits--including ongoing royalties, sales of raw materials to Global, expansion of the European market, and a bona fide second source for optical memory cards. On the other hand, if and when the factory is successfully manufacturing the cards in high volume, it will compete against us for business in certain territories, which could reduce our potential card revenues if the market does not expand.

        WE MAY NOT BE ABLE TO ATTRACT, RETAIN OR INTEGRATE KEY PERSONNEL, WHICH MAY PREVENT US FROM SUCCEEDING. We may not be able to retain our key personnel or attract other qualified personnel in the future. Our success will depend upon the continued service of key management personnel. The loss of services of any of the key members of our management team, including either of our co-chief executive officers or our vice president of finance and treasurer, or our failure to attract and retain other key personnel could disrupt operations and have a negative effect on employee productivity and morale, thus decreasing production and harming our financial results. In addition, the competition to attract, retain and motivate qualified personnel is intense.

        OUR CALIFORNIA FACILITIES ARE LOCATED IN AN EARTHQUAKE ZONE AND THESE OPERATIONS COULD BE INTERRUPTED IN THE EVENT OF AN EARTHQUAKE, FIRE, OR OTHER DISASTER. Our card manufacturing, corporate headquarters, and drive assembly operations, administrative, and product development activities are located near major earthquake fault lines. In the event of a major earthquake, we could experience business interruptions, destruction of facilities and/or loss of life, all of which could materially adversely affect us. Likewise, fires, floods, or other events could similarly disrupt our operations and interrupt our business.

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

ITEM 2.    PROPERTIES

        As of March 31, 2004, approximately 75,000 square feet of floor space are leased by the Company for card manufacturing, read/write drive production, administration, sales, and research and engineering, in three buildings located in Mountain View, California. These facilities have a current total annualized rental of approximately $960,000 on leases that expire on various dates from July 2005 to May 2014. One 27,000-square foot building is used for optical memory card production; one 43,000 square-foot building is used for optical card production, read/write drive production, administration, sales, and research and engineering; and one 5,000 square-foot building is used for administration. By mutual agreement with the lessor, on November 1, 2003, the lease on the 27,000-square-foot building was modified and extended through October 2013. The original lease had a remaining term through May 2006 with lease payments totaling $2,083,000. The modified lease calls for payments totaling $1,293,000 over the same period. The Company also leases a small marketing office in New York. In Europe, the Company leases a portion of a building in Ratingen, Germany, and a building in Rastede, Germany totaling approximately 15,000 square feet, for card manufacturing, administration, sales, and research and engineering, for a total annualized rental of 239,000 euros on leases that expire on dates from February 2009 to August 2009. Also, the Company owns land and a building in Rastede, Germany, valued at approximately 660,000 euros, that is used in non-optical card production. Management believes these leased and owned facilities to be satisfactory for its present operations. Upon expiration of the leases, management believes that these or other suitable buildings will be able to be leased on a reasonable basis.

ITEM 3.    LEGAL PROCEEDINGS

        There are no material pending legal proceedings to which the Company is a party or of which its property is a subject. In the Rawe litigation previously described in prior filings, it was determined that the Company's products were not included in the laser system which allegedly harmed Mr. Rawe, and Mr. Rawe's counsel has notified counsel for the Company's insurance company that Mr. Rawe has agreed to dismiss with prejudice his claim against the Company's subsidiary, LaserCard Systems Corporation.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        There were no matters submitted to a vote of security holders during the fourth quarter of fiscal 2004.

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


                       QUARTERLY STOCK PRICES (UNAUDITED)

                                  Fiscal 2003                  Fiscal 2004

                            High Trade   Low Trade       High Trade   Low Trade
                            ----------   ---------       ----------   ---------

          First Quarter      $  30.30     $ 16.61         $  22.25     $ 13.03
          Second Quarter        22.00       12.03            20.84       14.00
          Third Quarter         21.50       12.01            17.14       13.00
          Fourth Quarter        15.95       11.61            16.95       12.46


        As of March 31, 2004, there were approximately 912 holders of record of the Company's common stock. The total number of stockholders is believed by the Company to be several thousand higher since many holders' shares are listed under their brokerage firms' names.

        The Company has never paid cash dividends on its common stock. The Company anticipates that for the foreseeable future, it will retain any earnings for use and reinvestment in its business.

        The Company did not repurchase any of its outstanding shares or other securities during its fiscal quarter ended March 31, 2004.

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

                                            DREXLER TECHNOLOGY CORPORATION

                               FIVE-YEAR SUMMARY OF CONSOLIDATED FINANCIAL INFORMATION
                                       Fiscal Years Ended March 31, 2000 - 2004
                                       (In thousands, except per share amounts)


OPERATIONS DATA                                      2000(1)       2001(1)         2002          2003         2004
                                                     ----          ----            ----          ----         ----
   Revenues                                          $ 15,443      $ 24,906      $ 20,889      $ 26,331     $ 16,963
   Cost of product sales                                8,668        12,199        10,652        13,906       13,157
   Selling, general, and administrative expenses        3,996         4,134         5,165         6,202        6,700
   Research and engineering expenses                    1,299         2,370         3,045         2,818        2,620
   Interest and other income, net                         388           612           386           397          176
                                                     --------      --------      --------      --------     --------
   Income (loss) before income taxes                    1,868         6,815         2,413         3,802       (5,338)
   Income tax (benefit) provision                      (2,919)       (1,097)       (2,786)        1,520        7,089
                                                     --------      --------      --------      --------     --------
   Net income (loss)                                 $  4,787      $  7,912      $  5,199      $  2,282     $(12,427)
                                                     ========      ========      ========      ========     ========

   Net income (loss) per share:
       Basic                                         $    .49      $    .80      $    .52      $    .22     $  (1.15)
                                                     ========      ========      ========      ========     ========
       Diluted                                       $    .48      $    .76      $    .50      $    .21     $  (1.15)
                                                     ========      ========      ========      ========     ========

   Weighted average number of common
         and common equivalent shares:
       Basic                                            9,812         9,897         9,961        10,356       10,761
       Diluted                                          9,935        10,446        10,468        10,842       10,761

BALANCE SHEET DATA
   Current assets                                    $ 14,489      $ 18,333      $ 28,118      $ 21,192     $ 23,294
   Current liabilities                                  8,305         7,324         7,501         3,620       11,271
   Total assets                                        24,362        30,137        40,713        40,463       49,835
   Long-term liabilities                                   --            --            --            --        2,878
   Stockholders' equity                                16,057        22,813        32,337        36,843       35,686

(1) As more fully described in the Company's Report on Form 8-K dated May 15, 2002, the financial statements for fiscal 2000 and 2001 were restated due to changes in the timing of revenue recognition of LaserCard optical memory cards that have been delivered into a secure, government-funded vault built for the government on Company premises to comply with security regulations under the subcontract.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

        The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this Form 10-K Report for the year ended March 31, 2004.

        FORWARD-LOOKING STATEMENTS. Please refer to the "Forward-Looking Statements" section starting at page 3 of this report and the section entitled "Factors that May Affect Future Operating Results" starting at page 20 of this report.

CRITICAL ACCOUNTING POLICIES

        REVENUE RECOGNITION. Product sales primarily consist of card sales and sales of read/write drives. The Company recognizes revenue from product sales when the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the fee is fixed or determinable; and (4) collectibility is reasonably assured. The Company recognizes revenue on product sales at the time of shipment when shipping terms are F.O.B. shipping point, orders are placed pursuant to a pre-existing sales arrangement, and there are no post-shipment obligations or customer acceptance criteria. Where appropriate, provision is made at the time of shipment for estimated warranty costs and estimated returns. To date, actual warranty costs and returns activity have not been material.

        The Company's U.S. government subcontract requires delivery into a secure, government-funded vault located on the Company's premises. Shipments are made from the vault on a shipment schedule provided by the prime contractor, which is subject to revision, but not cancellation, at the option of the prime contractor. At the time the cards are delivered into the vault, title to the cards is transferred to the government and all risks of ownership are transferred as well. The prime contractor is invoiced, with payment due within thirty days, and the contract does not contain any return (other than for warranty) or cancellation provisions. Pursuant to the provisions of SEC Staff Accounting Bulletin (SAB) No. 104, revenue is recognized on delivery into the vault as the Company has fulfilled its contractual obligations and the earnings process is complete. If the Company does not receive a shipment schedule for shipment of cards from the vault, revenue is recognized upon shipment from the vault. In addition, revenue recognition for future deliveries into the vault would be affected if the U.S. government cancels the shipment schedule. As a result, the Company's revenues may fluctuate from period to period if the Company does not continue to obtain shipment schedules under this subcontract or if the shipment schedules are cancelled.

        License revenue, which may consist of up-front license fees and long-term royalty payments, is recognized as revenue when earned. The second-source card manufacturing license sold in April 2004 to Global Investments Group provides for royalty payments to the Company for each card produced during the 20-year term of the license agreement. This is a multi-element arrangement as described in Emerging Issues Task Force (EITF) Issue No. 00-21; revenue derived from the up-front payments will be recognized from time to time over the term of the license. The cost of license revenue is not material and is included in selling, general, and administrative expenses.

        The Company applies the provisions of Statement of Position (SOP) No. 97-2, "Software Revenue Recognition," as amended by SOP No. 98-9, "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions" to all transactions involving the sale of software products. Revenue from the license of the Company's software products is recognized when persuasive evidence of an arrangement exists, the software product has been delivered, the fee is fixed or determinable, and collectibility is probable, and, if applicable, upon acceptance when acceptance criteria are specified or upon expiration of the acceptance period.

        ACCOUNTING FOR INCOME TAXES. As part of the process of preparing its consolidated financial statements, the Company is required to estimate income taxes in each of the jurisdictions in which it operates. This process involves estimating the actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the consolidated balance sheets. The Company must then assess the likelihood that the deferred tax assets will be recovered from future taxable income and to the extent that management believes recovery is not likely, the Company must establish a valuation allowance. To the extent that a valuation allowance is established or increased in a period, the Company includes an expense within the tax provision in the statements of operations.

        Significant management judgment is required in determining the provision for income taxes and, in particular, any valuation allowance recorded against the Company's deferred tax assets. During fiscal 2002, the Company recorded a tax benefit of $2,786,000, which included a $2,999,000 reduction to the valuation allowance on its deferred tax assets, net of federal alternative minimum taxes, based on management's assessment that such portion of its deferred tax assets would more likely than not be realized. Due to the Company's recent cumulative tax loss history for the three-year period ending March 31, 2004, income statement loss history over the past five quarters, and the difficulty in forecasting the timing of future revenue as evidenced by the deviations in achieved revenues from expected revenues during the past few quarters and taking into account the newness of certain customer relationships, the Company determined it was necessary to increase the valuation allowance under SFAS No. 109 to the full amount of the deferred tax asset. As a result, the Company has recorded a valuation allowance of $14.8 million as of March 31, 2004, which includes a charge to increase the valuation allowance against the beginning of the year net deferred tax asset balance of $7,086,000 for the year ended March 31, 2004, due to uncertainties related to the Company's ability to utilize its deferred tax assets. In addition the Company recorded a valuation allowance against its net deferred tax asset generated during fiscal 2004 in the amount of $2,411,000.

        The Company's methodology for determining the realizability of its deferred tax assets involves estimates of future taxable income; the estimated impact of future stock option deductions; and the expiration dates and amounts of net operating loss carryforwards. These estimates are based on near-term projections and assumptions which management believes to be reasonable. For recent prior periods, the Company had been estimating future taxable income from its core business, which assumed on-going business under the U.S. government subcontract for Permanent Resident Cards and Laser Visa Border Crossing Cards and the Canadian government's Permanent Resident Card program, as well as estimated operating expenses to support that level of business, as offset by the estimated impact of future stock option deductions. The Company went back to estimating future taxable income based upon its expectations for the current and next three years because this past core business has not proven to be as stable as the Company had believed it to be and because this past core business is expected to represent an increasingly smaller part of the business. This is because the Company expects revenues from these U.S. programs to stabilize at revenue levels lower than had been expected in the past and because the Company expects new foreign business, which has fluctuated considerably quarter to quarter, to comprise a larger portion of the core business. The Company has had difficulty in the past, and expects to have continued difficulty in the future, in reliably forecasting its foreign business and the revenue to be received from it. This, in combination with the anticipated three-year cumulative tax loss for the period ended March 31, 2004, has resulted in the Company basing its estimates of future income for these purposes to booked orders only. As circumstances change, the Company may in the future be able to revert back to estimating future revenue based upon its forecast revenues rather than only using booked orders, although the Company cannot say when this will occur.

        In concluding that a valuation allowance was required, the Company considered both the positive and negative evidence regarding its ability to generate sufficient future taxable income to realize its deferred tax assets. Positive evidence included having achieved profitability for financial reporting purposes from fiscal 1999 through fiscal year 2003. Other positive evidence included (1) the level of sales and business experienced under the contract with the Canadian government's Permanent Resident Card program; (2) prospects in Italy and Saudi Arabia for national identification card programs; (3) the heightened interest in border security initiatives following the events of September 11, 2001; and (4) expected future orders. Negative evidence included
(1) the Company's reliance on a limited number of customers for a substantial portion of its business; (2) the uncertainty in timing of anticipated orders from customers; (3) the impact of future stock option deductions on taxable income; and (4) recent experience of net operating loss carryforwards expiring unused; (5) the loss for the fourth quarter of fiscal 2003 and the losses in fiscal 2004; and (6) the prospect of three years' cumulative tax net operating losses. In weighing the positive and negative evidence above, the Company considered the "more likely than not" criteria pursuant to SFAS No. 109 as well as the risk factors related to its future business described under the subheadings: "Dependence on VARs and on a Limited Number of Customers," "Lengthy Sales Cycles," "Technological Change," and "Competition" as noted in the section entitled "Factors That May Affect Future Operating Results." As described above, the Company concluded that the negative evidence outweighed the positive evidence and as a result increased the valuation allowance to be equal to the full amount of the deferred tax asset as of March 31, 2004.

        In the event that actual results differ from these estimates or that these estimates are adjusted in future periods, the

Company may need to adjust the amount of the valuation allowance based on future determinations of whether it is more likely than not that some or all of its deferred tax assets will be realized. A decrease in the valuation allowance would be recorded as an income tax benefit or a reduction of income tax expense or a credit to stockholders' equity. The Company's net operating losses available to reduce future taxable income expire on various dates from fiscal 2005 through fiscal 2024. To the extent that the Company generates taxable income in jurisdictions where the deferred tax asset relates to net operating losses that have been offset by a full valuation allowance, the utilization of these net operating losses would result in the reversal of the related valuation allowance in the Company's results of operations. The Company would need $8,226,000 of income on its federal income tax return to avoid the expiration of $2,797,000 of the deferred tax asset now set to expire in fiscal 2005.

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

        Management's analysis of the carrying value of card and read/write drive inventory is performed on a quarterly basis. With respect to inventory carrying values, the Company follows the principles articulated in Accounting Research Bulletin 43, Chapter 4, "Inventory Pricing," paragraphs 5 through 7 and 10 and other authoritative guidance (SAB 100) as it relates to determining the appropriate cost basis of inventory and determining whether firm, noncancelable purchase commitments should be accrued as a loss if forecasted demand is not sufficient to utilize all such committed inventory purchases. As part of the Company's quarterly excess/obsolete analysis, management also determines whether lower of cost or market adjustments (i.e., where selling prices less certain costs are not sufficient to recover inventory carrying values) are warranted; during fiscal 2004, the Company has not recorded any significant lower of cost or market adjustments. In those instances where the Company has recorded charges for excess and obsolete inventory, management ensures that such new cost basis is reflected in the statement of operations if that inventory is subsequently sold. The Company's inventory reserves are based upon the lower of cost or market for slow moving or obsolete items. As a result, the Company believes a 10% increase or decrease of sales would not have a material impact on such reserves.

RESULTS OF OPERATIONS--FISCAL 2004 COMPARED WITH FISCAL 2003 AND FISCAL 2002

Overview

        Drexler Technology Corporation is headquartered in Mountain View, California. The Company makes and markets high-security, durable plastic, LaserCard optical memory cards and associated computerized read/write drives primarily for use in digital governance programs by the US and foreign governments. The counterfeit- and tamper-resistant cards are consumable products because they typically are replaced when the cards expire. The largest purchaser of LaserCard products is Anteon International Corporation, a value-added reseller (VAR) of the Company. Anteon is the government contractor for LaserCard product sales to the U.S. Department of Homeland Security (DHS), U.S. Department of State (DOS), U.S. Department of Defense (DOD), and the government of Canada. Under government contracts with Anteon, the DHS purchases U.S. Permanent Resident Cards (Green Cards) and DOS "Laser Visa" Border Crossing Cards (BCCs); the DOD purchases Automated Manifest System cards; and the Canadian government purchases Permanent Resident Cards. Encompassing all of these programs, the Company's product sales to Anteon represented 72% of total revenues for fiscal 2004 ended March 31, 2004; 94% of total revenues for fiscal 2003 ended March 31, 2003; and 81% of total revenues for fiscal 2002 ended March 31, 2002.

        Revenues for the major government programs are shown below as a percentage of total Company revenues:

                                                                 Fiscal Year
                                                             2002   2003   2004
                                                             ----   ----   ----

         United States Green Cards and Laser Visa BCCs        75%    82%    44%
         Canadian Permanent Resident Cards                     3%    10%    25%
         Italian Carta d'Identita Elettronica (CIE) Cards      4%    --     22%

        For the government of Italy, the Company has received orders for CIE cards (Carta d'Identita Elettronica) and anticipates orders for a new program for the PSE cards (Permesso di Soggiorno Elettronico). As of March 31, 2004, the Company has a backlog in the amount of $2.8 million for CIE cards scheduled for delivery through May 2004 for Phase 2 of this program. According to program descriptions released by the Italian government, CIE card orders could potentially reach 8 to 10 million cards per year if Phase 3 is fully implemented.

        Production of U.S. Laser Visa Border Crossing Cards (BCCs) and U.S. Permanent Resident Cards (Green Cards) for the U.S. Department of Homeland Security (DHS) was delayed at the beginning of fiscal 2004 while new artwork for the cards was being designed by DHS. The artwork change for Laser Visa BCCs was completed in July 2003, and on July 14, 2003, the Company announced receipt of an optical memory card order valued at approximately $2 million for Laser Visa BCCs. The new order called for card production to start immediately and to be completed within four months. The artwork change for Green Cards resulted in an order announced by the Company on December 19, 2003, valued at approximately $2.6 million, calling for deliveries through May 2004. The Company has not received a follow-on order for either Laser Visa BCCs or Green Cards. As of March 31, 2004, between its own on-site inventory and the inventory it owns and maintains in their vault on Company premises, the U.S. government has inventories of Laser Visa BCCs and Green Cards which would last approximately 20 and 12 months, respectively, at the U.S. government's current card-personalization rates.

        Optical memory card revenues for fiscal 2004 included approximately $4.8 million in sales of U.S. Green Cards and Laser Visa BCCs. This is less than the approximately $13 million level of revenues the Company had previously expected to receive from these programs on an annual basis. Optical memory card revenues for these two programs were approximately $21.2 million for fiscal 2003 and $15.6 million for fiscal 2002. The Company anticipates that fiscal 2005 optical memory card revenues for these two programs will not exceed $6 million. The U.S. government is currently personalizing cards at an $9 million annualized run rate. The value is based upon the Company's selling price of cards to Anteon. The Company believes that annual revenues under these two programs will approximate the U.S. government personalization rate over time, subject to fluctuations in the level of inventory deemed appropriate by the U.S. government.

        The Company has established sheet-lamination production facilities to make Canadian Permanent Resident Cards, Italian National ID cards, and cards for other potential programs. This process is currently more labor intensive than its roll-lamination process but allows the use of high security offset printing and other special features, resulting in a premium card. To date, gross margins on the Canadian sheet-process cards have been less than 40%. The Company believes that over time it will be able to improve margins on cards made by the sheet-lamination process, through automation and yield improvements. In addition, roll-lamination card gross margins have been hampered by low sales and production volume.

        Potential applications for LaserCard optical memory card digital governance programs include identification cards in several countries, motor vehicle registration cards in India, and the expansion of current U.S. government ID card programs due to the perceived increasing need for enhanced U.S. border security. During the fiscal 2004 third quarter, the Company received an order for and delivered 1,000 optical memory card read/write drives and biometric verification system software for a Department of Homeland Security program. These 1,000 drives and software systems are being deployed by the DHS at U.S. borders, to enable the DHS to read the encoded data on more than 16 million Green Cards and Border Crossing Cards previously manufactured by the Company and issued by the U.S. government since 1998. Potential U.S. government ID programs include the U.S. Visitor and Immigration Status Indication Technology (US-VISIT) program. The Company is uncertain whether it will be chosen as a US-VISIT subcontractor directly or through a VAR teaming partner with Accenture, which was announced as the prime contractor for the full implementation of this program on June 1, 2004. Since governmental card programs typically rely on government policy-making, which in turn is subject to technical requirements, budget approvals, and political considerations, there is no assurance that the US-VISIT program will be implemented as expected or that it will include optical cards in its solution.

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

        The Company's current five-year U.S. government subcontract for Green Cards and Laser Visa BCCs was announced in June 2000 and will expire on May 25, 2005. This subcontract was received by the Company through Anteon, a LaserCard VAR that is a U.S. government prime contractor, under a competitively bid, government procurement contract. There is no assurance that a follow-on contract will be issued by the DHS upon expiration of the current contract, especially given the advent of the US-VISIT program.

        In 2002, the Company was awarded a subcontract for production of Canada's new Permanent Resident Cards. Shipments began in fiscal 2003 and have totaled $6.7 million as of March 31, 2004. Including an order received in April 2004, the Company's backlog at that time of $2.4 million called for deliveries through January 2005.

        In March 2004, the Company quoted on a tender issued by the Kingdom of Saudi Arabia for three million cards and 220 read/write drives for a secure personal identification card program. The products would be delivered over a one-year period after contract issuance. The Company previously sold 120 read/write drives for this program, most of which were shipped in the fiscal 2004 second quarter, for installation of the infrastructure required for card issuance, and also has shipped small quantities of optical memory cards for testing and sample purposes. The first-phase contract allows for the procurement of 300,000 cards, the balance of which may be purchased after testing is complete. The second-phase contract is expected to be awarded to one of the prime contractors in July 2004; however, there is no assurance that the contract will be issued, that the Company would be the selected vendor, or that the Company will receive additional orders for this program under any contract that may ultimately be issued by the Saudi Arabian government.

        On March 31, 2004, the Company successfully concluded the acquisition of two related German card companies, Challenge Card Design Plastikkarten GmbH of Rastede, Germany, and cards & more GmbH of Ratingen, Germany, including their sales operations in the United States and Korea. These acquisitions provide the Company with a card manufacturing base to serve the European, Middle Eastern, African, and Asian markets, supplementing the Company's newly expanded manufacturing operations in California.

        Effective April 3, 2004, the Company sold a second-source card-manufacturing license to the Global Investments Group, based in Auckland, New Zealand, for card manufacturing in Slovenia. This agreement provides for payments to the Company of $29 million for the license over the 20-year term of the license (consisting of a five-year training support package, followed by an ongoing support phase for an additional 15 years). Additionally, the Company is to sell approximately $12 million worth of the required manufacturing equipment and installation support for the new facility to provide a targeted initial manufacturing capacity of 10 million optical cards annually. The Company has received the initial $5 million of payments called for in the agreements, consisting of a partial payment for the equipment of $500,000 as of March 31, 2004 and $4.5 million subsequent to March 31, 2004. Global Investments Group is to pay the Company royalties for each card produced during the 20-year term of the license agreement. Start up of the Global Investments Group facility is planned for early 2005. Revenue will be allocated over the remaining term of the agreement beginning when operation of the factory commences.

        As more fully described under "Liquidity and Capital Resources," in December 2003, the Company raised approximately $9.4 million in an equity private placement, net of expenses. The Company sold 791,172 shares of common stock at $12.76, nine-month options to purchase 122,292 shares of common stock at $16.51, and five-year warrants to purchase 174,057 shares of common stock at $17.26.

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

        The Company plans to invest approximately $11 million in additional capital equipment and leasehold improvement expenditures in fiscal 2005, as more fully discussed under "Liquidity and Capital Resources." In this regard, the Company has entered into ten-year leases for two buildings in Mountain View, California, totaling 69,000 square feet, with average annual lease payments totaling $1.1 million combined. One lease is a renegotiation of the lease for an existing leased building and the other lease, signed on January 29, 2004, is for additional space. Rent expense is recorded at the average of the rent payments over the term of the lease. When the lease payments increase over the lease term, the result is recorded as an accrued liability (deferred rent). At the time the renegotiated lease was signed, there was $139,000 of deferred rent associated with the original lease. This amount is being amortized on a straight-line basis over the ten-year term of the new lease. The Company occupied the newly leased building in April 2004. The Company will move out of a smaller building in mid-2004. This has resulted in the acceleration of certain leasehold improvement amortization costs for the period from November 2003 through May 2004, and in the recognition of approximately $300,000 of additional leasehold amortization expense through that period. Fiscal 2004 amortization expense for leasehold improvements was $367,000.

Revenues

        For the 2004 fiscal year ended March 31, 2004 the Company's total revenues were $16,963,000 compared with $26,331,000 for fiscal 2003 and $20,889,000 for fiscal 2002.

        PRODUCT REVENUES. The Company's product revenues consist of sales of optical memory cards, optical card read/write drives, drive accessories, maintenance, peripherals, and other miscellaneous items to approximately 26 customers in four states and 16 foreign countries. Product revenues were $16,963,000 for fiscal 2004; $25,221,000 for fiscal 2003; and $19,562,000 for fiscal 2002. The changes in product revenues over these periods were due primarily to the sale of optical memory cards for the U.S. government's Laser Visa BCC and Green Card programs. Optical memory card revenues for these programs were $4.8 million for fiscal 2004; $21.2 million for fiscal 2003; and $15.6 million for fiscal 2002. The Company anticipates that fiscal 2005 revenues will not exceed $6 million for these two programs. Therefore, additional orders from new and existing programs are needed to increase revenues to pre-fiscal 2004 levels. Such programs could include those in India, Italy, Saudi Arabia, Senegal, Costa Rica, and the United States.

        Revenue on optical memory cards totaled $13.4 million for fiscal 2004 compared with $24.2 million for fiscal 2003 and $18.2 million for fiscal 2002. The decrease for fiscal 2004 mainly was due to lower unit volume of card sales.

        For fiscal 2004, revenue on read/write drives, drive service, and related accessories totaled $3.4 million compared with $0.7 million for fiscal 2003 and $1.3 million for fiscal 2002. The increase for fiscal 2004 compared with fiscal 2003 and fiscal 2002 was due to an increase in unit sales volume for read/write drives and higher selling prices resulting from the inclusion of biometric system software. The sales-volume increase for fiscal 2004 was primarily the result of an order for and delivery of 1,000 optical memory card read/write drives and biometric verification system software for a U.S. Department of Homeland Security program. Read/write drives comprised 20% of total revenues during fiscal 2004; 3% for fiscal 2003; and 6% for fiscal 2002.

        LICENSE FEES AND OTHER REVENUES. During fiscal 2002, the Company entered into a read/write drive kits assembly license with a customer in Italy, which generated license revenue of $119,000. The arrangement was structured whereby the customer agreed to pay a contractually agreed upon fee in exchange for the transfer of technical knowledge and know-how and training in the assembly of read/write drives. The training period extended over 16 months, which is the period over which the Company recognized the fee as revenue. Also in fiscal 2002, the Company recorded revenue of $1,206,000 realized on digital sound patent licenses sold to Sony Corporation and Dolby Laboratories, Inc. The revenues were net of legal costs and third party contingency (success) fees. There are no ongoing royalty payments. Fiscal 2003 license and other revenue included $875,000, representing the unamortized portion of a $1,000,000 nonrefundable distribution license fee received in 2000 from a licensee in Asia that had committed to purchase a minimum number of optical memory cards for a program in the licensee's country. The Company recorded this fee as deferred revenue and has been amortizing it as revenue in proportion to the actual card purchases by the licensee. During December 2002, the Company determined that, due to the licensee's failure to meet the minimum contractual purchase commitment, the licensee's distribution rights had become unenforceable and that the licensee would no longer be acting as the sole card supplier for that program. In addition, at that time the Company decided it would no longer work with the licensee under the terms of the license agreement. Since there were no further obligations, the Company recognized the remaining $875,000 of revenue in the quarter ended December 31, 2002. Fiscal 2003 license and other revenue also included $235,000 relating to a payment received in January 2002 from a third party that was considering entering into a license agreement with the Company; the Company originally recorded this payment as deferred revenue. The third party had subsequently foregone its rights under this agreement due to non-performance and, accordingly, the Company recognized revenue on this arrangement in the fourth quarter of fiscal 2003.

        There were no license revenues for the 2004 fiscal year ended March 31, 2004. However, on April 16, 2004, the Company announced the sale of a royalty-bearing, optical memory card manufacturing license to the Global Investments Group, of New Zealand, for card manufacturing in Slovenia. The license agreement provides for payments to the Company of $29 million for the license (including a five-year training support package, followed by an ongoing support phase for an additional 15 years). Additionally, the Company agreed to sell approximately $12 million worth of the required manufacturing equipment and installation support for the new facility to provide a targeted initial manufacturing capacity of 10 million optical cards annually, with options to increase capacity to 30 million cards per year. The Company to date has received the initial $5 million of payments called for in the agreements, consisting of a partial payment for the equipment of $500,000 as of March 31, 2004 and $4.5 million subsequent to March 31, 2004. These payments have been recorded in deferred revenue and will be recognized as revenue over the term of the arrangement beginning when operation of the factory commences.

Backlog

        As of March 31, 2004, the backlog for LaserCard optical memory cards totaled $4.1 million, compared with a backlog of approximately $1.9 million for fiscal 2003 and $16.4 million for fiscal 2002. Order backlog as of March 31, 2004 includes orders for the following programs: Green Cards for the U.S. Department of Homeland Security, Italian government national ID cards (CIE cards), and Canadian government Permanent Resident Cards. Backlog is subject to fluctuation due to having few customers and the timing of orders. The Company has no backlog for read/write drives.

        In addition, the backlog for Challenge Card Design Plastikkarten GmbH and cards & more GmbH products and services totaled 2.1 million euros (approximately $2.6 million) as of March 31, 2004.

Gross Margin

        Gross margin on product sales was 22% for fiscal 2004; 45% for fiscal 2003; and 46% for fiscal 2002. The overall gross profit declined $8,619,000, to $3,806,000 for fiscal 2004 from $12,425,000 for fiscal 2003 and decreased $6,431,000 from $10,237,000 for fiscal 2002. The decrease in gross margin on product sales for fiscal 2004 compared with fiscal 2003 was due primarily to lower volume of optical memory card sales. The decrease in gross margin on product sales for fiscal 2003 compared with fiscal 2002 was due largely to (1) the initial production of cards for the Canadian program under a new manufacturing process initiated by the Company during fiscal 2003 and (2) the larger negative gross margin on read/write drive sales, as discussed below.

        According to the license effective April 3, 2004 with Global Investments Group, the Company will resell $12 million of card manufacturing equipment to this licensee during fiscal 2005 and 2006. The Company expects to realize little gross margin on this sale, which is largely a pass-through. The Company will have little cost associated with its Global Investments Group license revenue, therefore, its gross margin will approximate its amortized revenue from the $29 million license fee. The $41 million in revenue and the associated costs will be amortized over the 20-year term of the license.

        OPTICAL MEMORY CARDS. Prior to fiscal 2004, optical memory card gross margins have approximated 50%. Optical memory card gross profit and margins can vary significantly based on average selling price, sales and production volume, mix of card types, production efficiency and yields, and changes in fixed costs. The gross margin on optical memory cards declined to 26% for fiscal 2004 compared with 50% for fiscal 2003 and 52% for fiscal 2002. The declines for fiscal 2004 were primarily due to low sales and production volume and the corresponding underabsorption of fixed costs and the introduction of cards made by a sheet-lamination process that currently have lower margins than cards made by the roll-lamination process. The changes in gross profit for fiscal 2003 and fiscal 2002 were mainly due to changes in sales volume.

        READ/WRITE DRIVES. In fiscal 2002, the Company reduced the selling price for LaserCard read/write drives by 20% for typical purchase quantities in an effort to develop a broader market and customer base for LaserCard optical memory cards. Since fiscal 2002, there has not been a further reduced selling price for these read/write drives. However, in fiscal 2004, the Company introduced a new drive with a 25% reduction in price for typical quantities as compared with the previous model. Current and target applications for the Company's LaserCard typically require a small number of drives relative to the number of cards purchased.

        For fiscal 2004, the Company had a gross profit on read/write drive sales, including biometric system software, of approximately $410,000 and a gross margin of 12% compared with a negative gross profit on read/write drive sales of approximately $890,000 for fiscal 2003 and $640,000 for fiscal 2002. Read/write drive gross profits increased by $525,000 in fiscal 2004 due to the inclusion of biometric system software on a per-drive basis on the 1,000 drive DHS purchase. During fiscal 2003, the Company wrote off read/write drive inventory totaling approximately $300,000. Read/write drive gross profit and margins can vary significantly based upon sales and production volume, changes in fixed costs, and the inclusion of optional features and software licenses on a per-drive basis. Prior to receipt of the comparatively large read/write drive order from the U.S. government in the third quarter of fiscal 2004, read/write drive gross profits had been negative, inclusive of fixed overhead costs, due to low sales volume. The Company anticipates that quarterly negative gross profits will recur in the future unless sales volume is sufficient to cover fixed costs. Also, unless per drive system software licenses are included in future orders, the Company believes that margins will be below 10% when sales volume is sufficient to result in positive gross profit.

Income and Expenses

        SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES (SG&A). SG&A expenses were $6,700,000 for fiscal 2004; $6,202,000 for fiscal 2003; and $5,165,000 for fiscal 2002. The increase for fiscal 2004 compared with fiscal 2003 was primarily due to a $231,000 increase in insurance premiums and an increase of $360,000 in legal and accounting fees. The increase for fiscal 2003 compared with fiscal 2002 included approximately $507,000 for increased marketing and selling expenditures, an increase of $273,000 in general and administrative expenditures, an increase of $177,000 for insurance expenditures, and an increase of $132,000 for legal and accounting services. SG&A expenses for fiscal 2004 were higher than fiscal 2003 levels, mainly due to increases in accounting and legal fees primarily related to due diligence for the acquisition of two companies in Germany and increased costs of being a public company. The Company believes that SG&A expenses for fiscal 2005 will be higher than fiscal 2004 levels, mainly due to integration of the acquired companies, increases in marketing and selling expenses, and the cost of compliance with internal control auditing mandated by Section 404 of the Sarbanes-Oxley Act.

        RESEARCH AND ENGINEERING EXPENSES (R&E). The Company is continuing its efforts to develop new optical memory card features and structures, including various sheet-lamination card structures, the insertion of contactless chips with radio frequency (RF) capability, OptiChip(TM), OVD (optically variable device) products, and associated media development; enhanced optical memory card read/write drives and read-only drives (readers); and new software products in an effort to provide new products that can stimulate optical memory card sales growth. For example, the Company recently has developed a prototype of a LaserCard handheld reader. The Company anticipates that these ongoing research and engineering efforts will result in new or enhanced card capabilities, production-model read-only drives, or drives with advanced security features and lower manufacturing costs; however, there is no assurance that such product development efforts will be successful. These features are important for the Company's existing and future optical memory card markets. Total R&E expenses were $2,620,000 for fiscal 2004; $2,818,000 for fiscal 2003; and $3,045,000 for fiscal 2002. The decrease in R&E spending for fiscal 2004 compared with fiscal 2003 is mainly due to the completion of the design for a new read/write drive model and a $98,000 reduction related to the completion last year of the amortization of design technology transfer costs. The $227,000 decrease for fiscal 2003 compared with 2002 is mainly due to a reduction in purchased services and prototype expenditures. Increases in R&E expenses are anticipated for fiscal 2005 for development of production-model read-only drives, optical memory card media development, and other card and hardware related programs.

        OTHER INCOME AND EXPENSE. Total net other income for fiscal 2004 was $176,000, consisting of $269,000 of interest income, offset by $93,000 of expense recorded to mark-to-market the fair value of common stock options and warrants issued in December 2003. Total other income was $397,000 of interest income for fiscal 2003 and $386,000 of interest income for fiscal 2002. The decrease in interest income for fiscal 2004 compared with fiscal 2003 was primarily due to the decline in interest rates.

        INCOME TAXES. The Company recorded an income tax expense of $7,089,000 for fiscal 2004. For fiscal 2003, the income tax expense was $1,520,000, for an effective tax rate of 40%; and for fiscal 2002, the income tax benefit was $2,786,000. The Company's income tax expense for fiscal 2004 was due to increasing the valuation allowance to be equal to the remaining balance of the Company's deferred tax asset. This income tax expense is not a cash item and does not mean that the Company owes income taxes, but rather that it no longer can demonstrate that in the future it will likely be able to utilize the tax benefits of previously generated net operating losses. The methodology for determining the realizability of its deferred tax asset is a critical accounting policy as described under the heading "Critical Accounting Policies" and in the Company's SEC filings. In summary, this methodology considers positive and negative evidence regarding the Company's ability to generate sufficient future taxable income to realize its deferred tax assets. Due to the Company's recent cumulative tax loss history especially as forecast for the three-year period ending March 31, 2004, income statement loss history over the five quarters ended March 31, 2004, and the difficulty in forecasting the timing of future revenue which could lead to positive income on its financial statements and taxable income as evidenced by the deviations in achieved revenues from expected revenues during the past few quarters and taking into account the newness of certain customer relationships, the Company determined it was necessary to increase the valuation allowance under SFAS No. 109 to the full amount of the deferred tax asset because its estimated future revenue taking into account only booked orders would not generate sufficient taxable income to realize any of its deferred tax assets. If the Company has taxable income in the future, any unexpired net operating loss income tax carry-forward amounts will be utilized to reduce otherwise required income tax payments, and future tax expense, up to the full amount of the deferred tax asset which is currently $14.8 million. As of March 31, 2002, the Company had recognized all prior tax benefits for income statement purposes. The income tax benefit for fiscal 2002 included a credit of $2,999,000 due to the change in the valuation allowance relating to the federal deferred tax asset, net of federal alternative minimum taxes, partially offset by $213,000 for state tax expense. Most of the subsequent $8.6 million of income tax expense has resulted from increasing the valuation allowance to be equal to the deferred tax assets. In future years, unless the valuation is reduced, should the Company be profitable for income tax purposes, the Company will utilize the deferred tax asset to reduce the income tax it would otherwise owe, meaning that its effective tax rate will be zero. The Company has $2.8 million of deferred tax assets that expire in 2005 to the extent they are not utilized to reduce income tax which would be due should the Company have profits on its income tax return. To the extent that the Global Investments Group license agreement generates taxable income and the Company is in an overall taxable income position the Company would be able to reduce the valuation allowance.

LIQUIDITY AND CAPITAL RESOURCES

        As of March 31, 2004, the Company had cash, cash equivalents, and short-term investments of $12,669,000 and a current ratio of 2.1 to 1. The Company also had $8,246,000 in long-term investments with original maturities from one year to two and one-half years. Cash, short-term investments, and long-term investments were $20,915,000 at March 31, 2004 and $17,015,000 at March 31, 2003.

        Net cash used in operating activities was $2,000 for fiscal 2004 compared with net cash used in operating activities of $64,000 for fiscal 2003 and net cash provided by operating activities of $4,369,000 for fiscal 2002. The decrease in cash provided by operating activities from fiscal 2002 to fiscal 2003 is largely due to changes in advance payments from customers and deferred revenue.

        Cash increased during fiscal 2004 due to the proceeds from an equity private placement of common stock, as described below. Cash will fluctuate based upon the timing of advance payments from customers relative to shipments and the timing of inventory purchases and subsequent manufacture and sale of products.

        The Company believes that the estimated level of revenues and advance payments over the next 12 months will be sufficient to generate cash from operating activities over the same period. However, quarterly fluctuations are expected. Operating cash flow could be negatively impacted to a significant degree if either of the Company's largest U.S. government programs were to be further delayed, reduced, canceled, or not extended, if the Italian CIE card program does not grow as planned internally, and if these programs are not replaced by other card orders or other sources of income, or if increases in product revenues or licenses do not keep pace with increased marketing and R&E expenditures.

        The Company has not established a line of credit and has no current plans to do so. The two acquired German companies each have existing lines of credit with their banks. The Company may negotiate a line of credit if and when it becomes appropriate, although no assurance can be made that such financing would be available on favorable terms or at all, if needed.

        As a result of the $12,427,000 net loss recorded for fiscal 2004, the Company's accumulated deficit increased to $18,244,000. Stockholders' equity decreased to $35,686,000 as a result of the net loss recorded that was offset by $11,173,000 in additions to equity due to the sale of stock through stock plans during fiscal 2004 and the proceeds of a private placement of common stock, as described below.

        Net cash used for investing activities was $5,144,000 for fiscal 2004; $4,151,000 for fiscal 2003, and $6,319,000 for fiscal 2002. These amounts include $3,089,000 in connection with the purchase of two German companies, Challenge Card Design Plastikkarten GmbH and cards & more GmbH, in fiscal 2004; purchases and maturities of liquid investments; purchases of property and equipment of $3,996,000 for fiscal 2004; $2,468,000 for fiscal 2003; and $1,723,000 for fiscal 2002; and acquisitions of patents and other intangibles of $93,000 for fiscal 2004; $307,000 for fiscal 2003; and $98,000 for fiscal 2002.

        The Company considers all highly liquid investments, consisting primarily of commercial paper, taxable notes, and U.S. government bonds, with original or remaining maturities of three months or less at the date of purchase, to be cash equivalents. All investments with original or remaining maturities of more than three months but not more than one year at the date of purchase, are classified as short-term. Investments with original or remaining maturities of more than one year at the date of purchase are classified as long-term. The Company determines the length of its investments after considering its cash requirements and yields available for the type of investment considered by the Company. Management also determines the appropriate classification of debt and equity securities at the time of purchase and reevaluates the classification of investments as of each balance sheet date. As of March 31, 2004 the Company had $9,227,000 classified as short-term and long-term investments, compared with $11,261,000 at March 31, 2003. All marketable securities were accounted for as held-to-maturity.

        The Company made capital equipment and leasehold improvement purchases of approximately $4 million during fiscal 2004 compared with $2.5 million during fiscal 2003 and approximately $1.7 million during fiscal 2002. The Company's current card capacity, assuming optimal card type mix, is estimated at approximately 16 million cards per year. The Company plans to purchase additional production equipment in a series of steps when deemed appropriate by the Company. The Company is also increasing production capacity for cards with new structures used by the Canadian and Italian programs. In addition to investment used for expansion, the Company expects to make additional capital expenditures for cost savings, quality improvements, and other purposes. The Company plans to use cash on hand and cash generated from operations to fund capital expenditures of approximately $11 million during fiscal 2005 for equipment and leasehold improvements for card production, read/write drive tooling and assembly, and general support items.

        On March 31, 2004, the Company completed its acquisition of two related German card companies, Challenge Card Design Plastikkarten GmbH of Rastede, Germany, and cards & more GmbH of Ratingen, Germany (collectively, the Acquired German Entities), including their sales operations in the United States and Korea. The Company purchased the shares of the Acquired German Entities from their five shareholders (the Shareholders) and purchased assets of the United States sales operation from a partnership comprised of the Shareholders. In the acquisition transaction, the Company agreed to assume approximately 0.5 million euros of debt and to pay approximately 4.75 million euros in cash, consisting of approximately 2.25 million euros payable at closing and the remaining approximately 2.5 million euros payable in five equal annual installments for the business and certain assets. The agreement specified that the purchase price be adjusted based upon other assets purchased and additional liabilities assumed. This resulted in a reduction in the purchase price of approximately 0.4 million euros as of March 31, 2004. The present value of the net total purchase price is $5.5 million. This purchase price was determined by negotiation between the Company and the Shareholders, taking into account such matters as the value of the tangible assets and the going concern value of the business operations of the Acquired German Entities. Four of the Shareholders entered into new employment agreements with the Acquired German Entities while the fifth Shareholder, who is resident in the US, entered into an employment agreement with registrant. In addition to salaries, these employment agreements provide for commission based upon the future results of operations of the Acquired German Entities, which could be as much as 3.75 million euros over the next five years. The Company used a portion of its available cash to fund the acquisition. The Shareholders had no previous material relationship with the Company or its affiliate or subsidiaries, although the Company did substantial business with the Acquired German Entities during recent years. One of the Acquired German Entities owns a plant in Rastede, Germany together with associated equipment which it has used to manufacture plastic cards featuring contactless IC chip technology and high resolution printing. The Company intends to continue to use the facility and equipment to produce such cards as well as to enhance the facility to produce LaserCard optical memory cards in Germany. This will enable CCD to manufacture cards featuring four of the key ID card technologies (optical memory, contact IC chip, contactless RF ID, and magnetic stripe) either singly or in combination, along with other high-security features.

        Net cash provided by financing activities was $11,080,000 for fiscal 2004; $1,776,000 for fiscal 2003; and $3,922,000 for fiscal 2002. Fiscal 2004 financing activities consisted of proceeds from the equity private placement described below. Proceeds on sales of common stock through the Company's stock-option and stock-purchase plans were $1,691,000 for fiscal 2004; $1,776,000 for fiscal 2003; and $4,097,000 for fiscal 2002.

        The Company received net proceeds of $9,389,000 (net of fees and expenses) from the issuance and sale in December 2003 of 791,172 shares of common stock, options to purchase 122,292 shares of common stock, and warrants to purchase 174,057 shares of common stock for an aggregate purchase price of $10,095,332 in a private placement. The purchase price of the common stock was $12.76 per share, which was a 15% discount from the five-day average price as of December 23, 2003. The options have an exercise price of $16.51 per share and a nine-month life. The warrants have an exercise price of $17.26 per share and a life of five years. The options and warrants were valued at $245,000 and $984,000, respectively, based on a Black-Scholes calculation as of December 23, 2003 and pursuant to the provisions of EITF Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock," (EITF 00-19) were recorded at those values in long-term liabilities. The balance of the net proceeds was accounted for as additional paid in capital. Under EITF 00-19, the Company marks-to-market the fair value of the options and warrants at the end of each accounting period. At the end of the fiscal 2004 third quarter, this resulted in options and warrants valued at $195,000 and $916,000, respectively. The decrease in valuation of the options and warrants between December 23, 2003 and the quarter end of $118,000 was recorded as other income in the accompanying Condensed Consolidated Statement of Operations and resulted from a decrease in the Company's stock price. On February 6, 2004, the Company and the investors entered into an amendment to their original agreement that resulted in the reclassification of the options and warrants to equity. The amendment clarified that the options and warrants granted in the financing may be exercised at a time when a registration statement covering the resale of the underlying shares is not effective or available and that in such instance the Company would deliver to the investors shares of common stock whose resale is not currently registered. On the effective date of the amendment, the options and warrants were reclassified to equity as additional paid-in-capital. As a result of the increase in value of the options and warrants from the closing date to the amendment date, due to increases in the Company's stock price, the Company recognized an expense of $211,000, which is included in other expense in the Condensed Consolidated Statement of Operations in the fourth quarter of fiscal 2004.

        On January 23, 2004, the Company filed an S-3 Registration Statement with the Securities and Exchange Commission covering the resale of the common stock issued and issuable in such financing. The Securities and Exchange Commission declared the registration statement effective on April 28, 2004. The Company is subject to certain indemnity provisions included in the stock purchase agreement entered into as part of the financing associated with this registration. Morgan Keegan & Company, Inc. acted as the Company's exclusive placement agent for this transaction. The Company used approximately $3 million of the net proceeds from this private placement in connection with the purchase of CCD and C&M and presently intends to use the balance of such proceeds (1) to purchase capital equipment and make leasehold improvements to further expand the Company's LaserCard optical memory card production capacity,
(2) for additional payments in connection with the purchase of CCD and C&M, and
(3) for general corporate purposes.

        During fiscal 2001, the Company commenced a share repurchase program under which up to 200,000 shares of common stock could be purchased by the Company from time to time in Nasdaq Stock Market transactions in an aggregate amount not exceeding $3 million. During the first quarter of fiscal 2002, the Company used cash of $175,000 for this purpose and has since terminated this program without further activity.

        There were no debt financing activities for fiscal 2004, 2003, or 2002. The Company acquired bank debt in the amount of $1,394,000 in the fiscal 2004 acquisition of Challenge Card Design Plastikkarten GmbH and cards & more GmbH, of Germany. In addition, the net present value of future payments on this acquisition is $2,150,000 on this transaction.

        The following table provides a summary of the effect on liquidity and cash flows from the Company's contractual obligations as of March 31, 2004 (in thousands):


                                                                          Fiscal Year
                                                                                                   2010 and
                                          2005        2006        2007        2008        2009    Thereafter     Total
                                          ----        ----        ----        ----        ----    ----------     -----
Contractual obligations:
    Debt obligations                    $ 1,166     $   792     $   640     $   487     $   459     $    --     $ 3,544
    Noncancellable operating leases       1,374       1,218       1,138       1,086       1,048       6,800      12,664
    Noncancelable purchase orders         2,921          --          --          --          --          --       2,921
                                        -------     -------     -------     -------     -------     -------     -------
         Total                          $ 5,461     $ 2,010     $ 1,778     $ 1,573     $ 1,507     $ 6,800     $19,129
                                        =======     =======     =======     =======     =======     =======     =======

        The Company has also entered into employment agreements with certain Shareholders of the Acquired German Entities that provide for commissions based upon the results of operations of the acquired entities, which could be as much as 3.75 million euros over the next five years and have not been reflected in the table above.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

        INTEREST RATE RISK. The Company invests its cash, beyond that needed for daily operations, in high quality debt securities. In doing so, the Company seeks primarily to preserve the value and liquidity of its capital and, secondarily, to safely earn income from these investments. To accomplish these goals, the Company invests only in debt securities issued by (a) the U.S. Treasury and U.S. government agencies and corporations and (b) debt instruments that meet the following criteria:

        o Commercial paper rated A1/P1 or debt instruments rated AAA, as rated by the major rating services
        o       Can readily be sold for cash

        There were no material changes during the fourth quarter of fiscal 2004 to the Company's exposure to market risk for changes in interest rates.

        FOREIGN CURRENCY EXCHANGE RATE RISK. The Company sells products in various international markets. All of these sales are denominated in U.S. dollars. However, some raw material and purchased services are denominated in euros. Also, as of March 31, 2004, the Company had debt relating to the acquisition of Challenge Card Design Plastikkarten GmbH and cards & more GmbH, of Germany, in the amount of 2.9 million euros. Accordingly, the Company is subject to exposure if the exchange rate for euros increases in relation to U.S. dollars. As of March 31, 2004, the Company had not entered into a forward exchange contract to hedge against or potentially minimize the foreign currency exchange risk.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


The Board of Directors and Stockholders
Drexler Technology Corporation:

        We have audited the accompanying consolidated balance sheet of Drexler Technology Corporation and subsidiaries as of March 31, 2004, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Drexler Technology Corporation and subsidiaries as of March 31, 2004, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.


/s/ KPMG LLP
Mountain View, California
June 9, 2004

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders of Drexler Technology Corporation:

        In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Drexler Technology Corporation and its subsidiaries at March 31, 2003, and the results of their operations and their cash flows for each of the two years in the period ended March 31, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


/s/ PricewaterhouseCoopers LLP
San Jose, California
April 28, 2003, except for
Note 4, as to which the date is January 22, 2004


                           DREXLER TECHNOLOGY CORPORATION AND SUBSIDIARIES

                                     CONSOLIDATED BALANCE SHEETS
                                  March 31, 2003 and March 31, 2004
                         (In thousands, except share and per share amounts)


                                                                             2003             2004
                                                                             ----             ----
                                               ASSETS
Current assets:
   Cash and cash equivalents                                              $  5,754         $ 11,688
   Short-term investments                                                    4,363              981
   Accounts receivable, net of allowances of $90 at March 31, 2003
      and $296 at March 31, 2004                                             1,659            2,550
   Inventories                                                               5,711            6,799
   Deferred tax assets, net                                                  2,689               --
   Prepaid and other current assets                                          1,016            1,276
                                                                          --------         --------
      Total current assets                                                  21,192           23,294
                                                                          --------         --------

Property and equipment, at cost                                             23,204           27,609
   Less--accumulated depreciation and amortization                         (15,795)         (16,079)
                                                                          --------         --------
      Property and equipment, net                                            7,409           11,530

Long-term investments                                                        6,898            8,246
Equipment held for resale                                                       --            2,419
Patents and other intangibles, net                                             567              978
Deferred tax assets, net                                                     4,397               --
Goodwill                                                                        --            3,321
Other non-current assets                                                        --               47
                                                                          --------         --------
           Total assets                                                   $ 40,463         $ 49,835
                                                                          ========         ========

                                LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                       $  1,085         $  4,249
   Accrued liabilities                                                       1,434            2,035
   Deferred tax liability                                                       --              608
   Advance payments from customers                                           1,096            3,102
   Deferred revenue                                                              5              111
   Bank borrowings                                                              --              726
   Current portion of long-term debt                                            --              440
                                                                          --------         --------
      Total current liabilities                                              3,620           11,271
                                                                          --------         --------

Long-term debt, net of current portion                                          --            2,378
Advance payments from customers                                                 --              500
                                                                          --------         --------
           Total liabilities                                              $  3,620         $ 14,149
                                                                          --------         --------

Commitments and contingencies (Note 7)

Stockholders' equity:
     Preferred stock, $.01 par value:
      Authorized--2,000,000 shares
      Issued--none                                                              --               --
   Common stock, $.01 par value:
      Authorized--30,000,000 shares
      Issued and outstanding--10,443,192 shares at March 31, 2003
           and 11,399,764 shares at March 31, 2004                             104              114
   Additional paid-in capital                                               42,556           53,816
   Accumulated deficit                                                      (5,817)         (18,244)
                                                                          --------         --------
           Total stockholders' equity                                       36,843           35,686
                                                                          --------         --------

               Total liabilities and stockholders' equity                 $ 40,463         $ 49,835
                                                                          ========         ========


       The accompanying notes are an integral part of these consolidated financial statements.


                          DREXLER TECHNOLOGY CORPORATION AND SUBSIDIARIES

                               CONSOLIDATED STATEMENTS OF OPERATIONS
                         Fiscal Years Ended March 31, 2002, 2003, and 2004
                             (In thousands, except per share amounts)


                                                          2002             2003            2004
                                                          ----             ----            ----
Revenues:
    Product sales                                       $ 19,562         $ 25,221        $ 16,963
    License and other revenue                              1,327            1,110              --
                                                        --------         --------        --------
         Total revenues                                   20,889           26,331          16,963
                                                        --------         --------        --------

Cost of product sales                                     10,652           13,906          13,157
                                                        --------         --------        --------

       Gross profit                                       10,237           12,425           3,806
                                                        --------         --------        --------

Operating expenses:
    Selling, general and administrative expenses           5,165            6,202           6,700
    Research and engineering expenses                      3,045            2,818           2,620
                                                        --------         --------        --------
       Total operating expenses                            8,210            9,020           9,320
                                                        --------         --------        --------

          Operating income (loss)                          2,027            3,405          (5,514)
                                                        --------         --------        --------

Other income, net                                            386              397             176
                                                        --------         --------        --------

          Income (loss) before income taxes                2,413            3,802          (5,338)

Income tax (benefit) expense                              (2,786)           1,520           7,089
                                                        --------         --------        --------

          Net income (loss)                             $  5,199         $  2,282        $(12,427)
                                                        ========         ========        ========

Net income (loss) per share:
          Basic                                         $    .52         $    .22           (1.15)
                                                        ========         ========        ========
          Diluted                                       $    .50         $    .21        $  (1.15)
                                                        ========         ========        ========

Weighted-average shares used in
   computing net income (loss) per share:
          Basic                                            9,961           10,356          10,761
          Diluted                                         10,468           10,842          10,761


      The accompanying notes are an integral part of these consolidated financial statements.


                                    DREXLER TECHNOLOGY CORPORATION AND SUBSIDIARIES

                                    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   Fiscal Years Ended March 31, 2002, 2003, and 2004
                                                     (In thousands)


                                                                     Additional
                                                Common Stock           Paid-in     Treasury     Accumulated
                                             Shares       Amount       Capital       Stock        Deficit        Total
                                             ------       ------       -------       -----        -------        -----
Balance, March 31, 2001                        9,951     $     99     $ 37,852     $ (1,840)     $(13,298)     $ 22,813
    Shares purchased through an
       open market repurchase program             --           --           --         (175)           --          (175)
    Shares issued under stock option
       and stock purchase plans                  290            3        2,079        2,015            --         4,097
    Income tax benefit arising from
       stock options                              --           --          307           --            --           307
    Compensation related to
       stock plan activity                        --           --           96           --            --            96
    Net income                                    --           --           --           --         5,199         5,199
                                            --------     --------     --------     --------      --------      --------

Balance, March 31, 2002                       10,241          102       40,334           --        (8,099)       32,337
    Shares issued under stock option
       and stock purchase plans                  202            2        1,774           --            --         1,776
    Income tax benefit arising from
       stock options                              --           --          356           --            --           356
    Compensation related to
       stock plan activity                        --           --           92           --            --            92
    Net income                                    --           --           --           --         2,282         2,282
                                            --------     --------     --------     --------      --------      --------

Balance, March 31, 2003                       10,443     $    104     $ 42,556     $     --      $ (5,817)     $ 36,843
    Shares, warrants, and options
       sold in private placement,
       net of $706 in issuance costs
       and $93 for change in fair value
       of common stock warrants
       and options                               791            8        9,474           --            --         9,482
    Shares issued under stock option
       and stock purchase plans                  166            2        1,689           --            --         1,691
    Compensation related to
       stock plan activity                        --           --           97           --            --            97
    Net loss                                      --           --           --           --       (12,427)      (12,427)
                                            --------     --------     --------     --------      --------      --------

Balance, March 31, 2004                       11,400     $    114     $ 53,816           --      $(18,244)     $ 35,686
                                            ========     ========     ========     ========      ========      ========


                 The accompanying notes are an integral part of these consolidated financial statements.


                                      DREXLER TECHNOLOGY CORPORATION AND SUBSIDIARIES

                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     Fiscal Years Ended March 31, 2002, 2003, and 2004
                                                       (In thousands)


                                                                                  2002             2003             2004
                                                                                  ----             ----             ----
Cash flows from operating activities:
   Net income (loss)                                                            $  5,199         $  2,282         $(12,427)
     Adjustments to reconcile net income (loss) to net cash
           provided by (used in) operating activities:
        Depreciation and amortization                                              1,556            1,829            2,123
        Provision for (recovery of) doubtful accounts receivable                     (14)              11                1
        Provision for excess and obsolete inventory                                  276              425               97
        Recovery of product return reserve                                          (127)              --               --
        Decrease (increase) in deferred income tax assets                         (3,484)           1,326            7,086
        Stock-based compensation                                                      96               92
                                                                                                                        97
        Tax benefit relating to the exercise of stock options                        307              356               --
        Loss associated with increase in fair value of
           common stock warrants and options                                          --               --               93
     Changes in operating assets and liabilities, net of assets acquired and liabilities assumed in business combination:
        Decrease (increase) in accounts receivable                                  (240)             (11)             346
        Increase in inventories                                                     (368)          (1,163)          (1,476)
        Decrease (increase) in other assets                                          116             (455)              63
        Increase (decrease) in accounts payable and accrued liabilities              (45)             664            2,305
        Increase (decrease) in deferred revenue                                     (179)          (3,965)             106
        Increase (decrease) in advance payments from customers                     1,276           (1,455)           1,584
                                                                                --------         --------         --------

           Net cash provided by (used in) operating activities                     4,369              (64)              (2)
                                                                                --------         --------         --------

Cash flows from investing activities:
     Purchases of property and equipment                                          (1,723)          (2,468)          (3,996)
     Acquisition of patents and other intangibles                                    (98)            (307)             (93)
     Purchases of investments                                                    (13,964)         (16,453)         (10,013)
     Proceeds from maturities of investments                                       9,466           15,077           12,047
     Purchase of Challenge Card Design and
        cards & more, net of $12 cash acquired                                        --               --           (3,089)
                                                                                --------         --------         --------

           Net cash used in investing activities                                  (6,319)          (4,151)          (5,144)
                                                                                --------         --------         --------

Cash flows from financing activities:
        Proceeds from sale of common stock through stock plans                     4,097            1,776            1,691
        Cash used to purchase common stock through an open market
           repurchase program                                                       (175)              --               --
        Net proceeds from sale of common stock, options and
           warrants through private placement                                         --               --            9,389
                                                                                --------         --------         --------
           Net cash provided by financing activities                               3,922            1,776           11,080
                                                                                --------         --------         --------
           Net increase (decrease) in cash and cash equivalents                    1,972           (2,439)           5,934
Cash and cash equivalents:
     Beginning of period                                                           6,221            8,193            5,754
                                                                                --------         --------         --------
     End of period                                                              $  8,193         $  5,754         $ 11,688
                                                                                ========         ========         ========
Supplemental disclosures--cash payments for:
     Income taxes                                                               $    182         $     --         $     --
                                                                                ========         ========         ========


                 The accompanying notes are an integral part of these consolidated financial statements.

                 DREXLER TECHNOLOGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.      ORGANIZATION AND OPERATIONS

        Drexler Technology Corporation and its wholly owned subsidiaries, LaserCard Systems Corporation, Challenge Card Design Plastikkarten GmbH, and cards & more GmbH (the "Company") develop, manufacture, and integrate LaserCard(R) optical memory cards other advanced-technology cards, optical card drives, and card systems and peripherals. Challenge Card Design Plastikkarten GmbH and cards & more GmbH were acquired by Drexler Technology on March 31, 2004. Through fiscal 2004, the Company's customers are mainly value-added reseller (VAR) companies and licensees, in the United States and other countries, that develop commercial applications for LaserCard products. Target markets for these products include government and commercial applications for portable, recordable, secure, identification cards and other unitary-record cards. Applications include U.S. immigration Green Cards and Laser Visa Border Crossing Cards, U.S. military cargo manifests, Canadian Permanent Resident Cards, Italian national ID cards, biometric IDs, and other wallet-card applications. Challenge Card Design Plastikkarten GmbH and cards & more GmbH supply other advanced-technology cards for various applications, card printers, and systems integration for gate-keeping and ticketing. The Company has two additional subsidiaries that are dormant, Precision Photoglass, Inc., and Microfab Systems Corporation.

        The Company is subject to certain risks including, but not limited to, competition from substitute products and larger companies and dependence on certain suppliers and customers. The Company's U.S. government subcontract expires on May 25, 2005.

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

        FISCAL PERIOD. For purposes of presentation, the Company labels its annual accounting period end as March 31 and its quarterly accounting period ends as June 30, September 30, and December 31. The Company, in fact, operates and reports based on quarterly periods ending on the Friday closest to month end. Fiscal 2002 ended on March 29, 2002; fiscal 2003 ended on March 28, 2003; and fiscal 2004 ended on April 2, 2004.

        CASH AND CASH EQUIVALENTS, SHORT-TERM INVESTMENTS, AND LONG-TERM INVESTMENTS. The Company considers all highly liquid investments, consisting primarily of commercial paper, taxable notes, and U.S. government bonds, with maturities of three months or less at the date of purchase, to be cash equivalents. Cash equivalents as of March 31, 2003 and March 31, 2004 were $4,396,000 and $9,400,000, respectively. All investments with original or remaining maturities at date of purchase of more than three months and up to one year are classified as short-term investments. All investments with original or remaining maturities at date of purchase greater than one year are classified as long-term investments. Management determines the appropriate classification of debt and equity securities at the time of purchase and reevaluates the classification of investments as of each balance sheet date.

        All short-term and long-term investments are classified as held to maturity and are stated in the balance sheet at amortized cost. As investments are classified as held to maturity, no unrealized gains or losses are recorded. The carrying amounts of individual held to maturity securities are reviewed at the balance sheet date for potential impairment. As of March 31, 2003 and March 31, 2004, the Company has determined that an impairment which was

"other than temporary" has not occurred. The carrying amounts of short-term and long-term investments at March 31 are (in thousands):

                                                            2003            2004
                                                            ----            ----
Short-term investments:
   U.S. government and agency obligations              $      401     $       --
   Certificates of deposit                                  3,962            981
                                                       ----------     ----------
      Total short-term investments                          4,363            981
                                                       ----------     ----------

Long-term investments:
   U.S. government and agency obligations                   6,500          7,300
   Certificates of deposit                                    398            946
                                                       ----------     ----------
      Total long-term investments                           6,898          8,246
                                                       ----------     ----------
           Total investments                           $   11,261     $    9,227
                                                       ==========     ==========

        Scheduled maturities of held-to-maturity investments at March 31 are (in thousands):

                                                                            2004
                                                                            ----

Up to one year                                                        $      981
After one year through five years                                          8,246
                                                                      ----------
                                                                      $    9,227

        FAIR VALUE OF FINANCIAL INSTRUMENTS. The carrying amounts of the Company's financial instruments including cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued liabilities, approximate their fair values due to their short maturities. The fair value of long-term investments was $6,910,000 at March 31, 2003 and $8,269,000 at March 31, 2004.

        INVENTORIES. Inventories are stated at the lower of cost or market, with cost determined on a first-in, first-out basis and market based on the lower of cost or estimated realizable value. The components of inventories as of March 31 are (in thousands):

                                                            2003            2004
                                                            ----            ----

Raw materials                                          $    3,234     $    3,243
Work-in-process                                               220          1,651
Finished goods                                              2,257          1,905
                                                       ----------     ----------
                                                       $    5,711     $    6,799
                                                       ==========     ==========

        The Company recorded charges to write down excess and obsolete inventory of $276,000 for fiscal 2002; $425,000 for fiscal 2003; and $97,000 for fiscal
2004.

        PROPERTY AND EQUIPMENT, NET. The components of property and equipment as of March 31 are (in thousands):

                                                            2003            2004
                                                            ----            ----

Building and land                                      $       --     $      811
Equipment and furniture                                    19,200         21,754
Construction in progress, including
   purchased equipment                                      1,323          2,338
Leasehold improvements                                      2,681          2,706
                                                       ----------     ----------
                                                       $   23,204     $   27,609
                                                       ==========     ==========

        Property and equipment are recorded at cost. Depreciation is provided over the estimated useful lives (four to seven years) of equipment and furniture using the double-declining balance and straight-line methods. Leasehold improvements are amortized over the shorter of the life of the asset or the life of the lease using the straight-line method. Depreciation and leasehold amortization expense for fiscal 2002, 2003, and 2004 was $1,192,000; $1,477,000;
and $1,922,000, respectively.

        GOODWILL AND INTANGIBLE ASSETS. Goodwill represents the excess of the purchase price over the fair value of identifiable net tangible and intangible assets acquired in a business combination. In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," the Company does not amortize goodwill. Instead, the Company evaluates goodwill for impairment annually in the fourth quarter and whenever events or changes in circumstances indicate that it is more likely than not that an impairment loss has been incurred. Goodwill is assigned to reporting units, which are operating segments as defined by our current segment reporting structure. As of March 31, 2004, the Company has one reporting unit that contains goodwill. Acquisition-related intangible assets other than goodwill include backlog, which is amortized on a straight-line basis over its estimated useful life of six months; and brand, which has an indefinite useful life. Legal expenses incurred in connection with patents are capitalized and amortized over the estimated remaining useful lives of the patents of six to seventeen years.

        Definite life intangible assets capitalized and accumulated amortization as of March 31 are as follows (in thousands):

                                                            2003           2004
                                                            ----           ----

Patent expenditures                                   $    3,089     $    3,172
Technology transfer expenditures                             545            545
Backlog                                                       --             29
Other                                                         --             10
                                                      ----------     ----------
    Total patent and other intangible expenditures         3,634          3,756
                                                      ----------     ----------

Patent accumulated amortization                           (2,638)        (2,810)
Technology transfer accumulated amortization                (429)          (455)
Other                                                         --             (3)
                                                      ----------     ----------
    Accumulated amortization                              (3,067)        (3,268)
                                                      ----------     ----------

        Patents and other intangibles, net            $      567     $      488
                                                      ==========     ==========

        The weighted average remaining amortization periods as of March 31 are as follows:

                                                            2003           2004
                                                            ----           ----

Backlog                                                       --      0.5 years
Patents                                                4.4 years      4.8 years
Technology transfer                                    2.7 years      3.2 years
     Total                                             3.8 years      4.2 years

        Amortization expense on intangible assets for fiscal 2002, 2003, and 2004 was $364,000; $352,000; and $201,000, respectively. There were no amounts relating to goodwill or intangibles assets no longer being amortized included in these amounts. The estimated amortization expense for the next five years is as follows (in thousands):

                                   Fiscal Year
                                       2005                 $   147
                                       2006                     112
                                       2007                      97
                                       2008                      62
                                       2009                      41
                                                            -------
                                          Total             $   459
                                                            =======

        Intangible assets capitalized that would not be amortized as of March 31 are as follows (in thousands):

                                                            2003           2004
                                                            ----           ----

Brand                                                    $    --        $   490
Goodwill                                                      --          3,321
                                                         -------        -------
   Total                                                 $    --        $ 3,811
                                                         =======        =======

        ASSESSMENT OF IMPAIRMENT OF TANGIBLE AND INTANGIBLE LONG-LIVED ASSETS. In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the Company assesses the impairment of long-lived assets whenever events or changes in circumstances indicate that their carrying value may not be recoverable from the estimated future cash flows expected to result from their use and eventual disposition. The Company's long-lived assets subject to this evaluation include property, plant and equipment, and amortizable intangible assets. If the Company's estimate of future undiscounted net cash flows is insufficient to recover the carrying value of the assets over the estimated useful life, the Company will record an impairment loss in the amount by which the carrying value of the assets exceeds the fair value. If assets are determined to be recoverable but the useful lives are shorter than originally estimated, the Company depreciates or amortizes the net book value of the asset over the newly determined remaining useful lives. To date, the Company has not needed to record any impairment losses on long-lived assets.

        ACCRUED LIABILITIES. The components of accrued liabilities as of March 31 are (in thousands):

                                                            2003           2004
                                                            ----           ----

Accrued payroll and fringe benefits                      $   605        $ 1,107
Other accrued liabilities                                    829            928
                                                         -------        -------
   Total                                                 $ 1,434        $ 2,035
                                                         =======        =======

        SOFTWARE DEVELOPMENT COSTS. Development costs incurred in the research and development of new software products are expensed as incurred until technological feasibility in the form of a working model has been established. To date, the Company's software development has been completed concurrent with the establishment of technological feasibility and, accordingly, all software development costs have been charged to research and engineering expenses in the accompanying consolidated statements of operations.

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

        The Company's U.S. government subcontract requires delivery into a secure, government-funded vault located on Company premises. Shipments are made from the vault on a shipment schedule provided by the prime contractor, which is subject to revision, but not cancellation, at the option of the prime contractor. At the time the cards are delivered into the vault, title to the cards is transferred to the government and all risks of ownership are transferred as well. The prime contractor is invoiced, with payment due within thirty days, and the contract does not contain any return (other than for warranty) or cancellation provisions. Pursuant to the provisions of Staff Accounting Bulletin No. 104 (SAB 104), revenue is recognized on delivery into the vault as the Company has fulfilled its contractual obligations and the earnings process is complete. If the Company does not receive a shipment schedule, revenue is deferred and recognized upon shipment from the vault.

        The Company applies the provisions of Statement of Position (SOP) No. 97-2, "Software Revenue Recognition," as amended by Statement of Position 98-9, "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions" to all transactions involving the sale of software products. Revenue from the license of the Company's software products is recognized when persuasive evidence of an arrangement exists, the software product has been delivered, the fee is fixed or determinable, and collectibility is reasonably assured, and, if applicable, upon acceptance when acceptance criteria are specified or upon expiration of the acceptance period.

        License revenue, which may consist of up-front license fees and long-term royalty payments, is recognized as revenue when earned. The cost of license revenue is not material and is included in selling, general and administrative expenses. The Company entered into a read/write drive kits assembly license with a customer in Italy which generated license revenue of $119,000 during fiscal 2002. The arrangement was structured whereby the customer agreed to pay the Company a contractually agreed upon fee in exchange for the transfer of technical knowledge and know-how and training in the assembly of read/write-drives. The training period extended over 16 months, which is the period over which the Company recognized the fee as revenue. The Company recorded revenue of $1,206,000 in fiscal 2002 relating to digital sound patent licenses sold to Sony Corporation and Dolby Laboratories, Inc. The revenues were net of legal costs and third party contingency (success) fees. There are no ongoing royalty payments or continuing obligations. License revenue in the amount of $875,000 for fiscal 2003 represents the unamortized portion of a $1,000,000 nonrefundable distribution license fee received in 2000 from a licensee in Asia that had committed to purchase a minimum number of optical memory cards for a program in the licensee's country. The Company recorded this fee as deferred revenue and had been amortizing it as revenue in proportion to actual card purchases by the licensee. During the quarter ended December 31, 2002, the Company determined that, due to the licensee's failure to meet the minimum contractual purchase commitment, the licensee's distribution rights had become unenforceable and that the licensee would no longer be acting as the card supplier for that program. Fiscal 2003 license revenue also included $235,000 relating to a payment received in January 2002 from a third party that was considering entering into a license agreement with the Company; the Company originally recorded this payment as deferred revenue. The third party had subsequently foregone its rights under this agreement due to non-performance and accordingly, the Company recognized revenue on this arrangement in the fourth quarter of fiscal 2003. There was no license revenue for the fiscal year ended March 31, 2004.

        Effective April 3, 2004, subsequent to year end, the Company sold a card-manufacturing license to the Global Investments Group, based in Auckland, New Zealand, for card manufacturing in Slovenia. This agreement provides for payments to the Company of $29 million for the license over the 20-year term of the license (including a five-year training support package, followed by an ongoing support phase for an additional 15 years). Additionally, the Company is to sell approximately $12 million worth of the required manufacturing equipment and installation support for the new facility to provide a targeted initial manufacturing capacity of 10 million optical cards annually. As of March 31, 2004 the Company had $2,419,000 of this equipment classified as equipment held for resale on its balance sheet. Options to increase capacity to 30 million cards per year are provided. The Company has received the initial $5 million of payments called for in the agreements, consisting of a partial payment for the equipment of $500,000 as of March 31, 2004 and $4.5 million subsequent to March 31, 2004. In addition to the $41 million discussed above, Global Investments Group is to pay the Company royalties for each card produced under the license. The territories covered by the license include most of the European Union and eastern European regions. The Global Investments Group has exclusive marketing rights in certain territories, with performance goals to maintain these rights. The Company will assign personnel on site during the license term to assist with quality, security, and operational procedures, with a mutual goal that the facility and the cards made there conform to the Company's standards. Start up of the Global Investments Group facility is planned for early 2005. Revenue under this license will be allocated over the remaining term of the agreement beginning when operation of the factory commences. The Company also retains rights to utilize up to 20% of the new facility capacity as backup and capacity buffer to augment its own card manufacturing facilities in Mountain View, California. The granting of this license to GIG establishes a second source supplier of optical memory cards for existing and prospective customers who may request multiple sources for cards. The Company does not expect to record material license revenues under this agreement prior to fiscal 2006.

        RESEARCH AND ENGINEERING EXPENSES. Costs related to research, design and development of products are charged to research and engineering expense as incurred.

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

                                                                                              Fiscal Year

                                                                                2002              2003             2004
                                                                                ----              ----             ----
Net income (loss), as reported                                                $  5,199         $    2,282        $(12,427)

Add:  Stock-based employee compensation expense included in
    reported net income (loss), net of related tax effects                          91                 55              97

Deduct: total stock-based employee compensation determined under
    Fair-value based method for all awards, net of related tax effects          (2,336)            (1,408)         (1,925)
                                                                              --------         ----------        --------
Pro forma net income (loss)                                                   $  2,954         $      929        $(14,255)
                                                                              ========         ==========        ========

Basic net income (loss) per common share:
    As reported                                                               $     52         $      .22        $  (1.15)
                                                                              ========         ==========        ========
    Pro forma                                                                 $    .30         $      .09        $  (1.32)
                                                                              ========         ==========        ========

Diluted net income (loss) per common share:
    As reported                                                               $    .50         $      .21        $  (1.15)
                                                                              ========         ==========        ========
    Pro forma                                                                 $    .28         $      .09        $  (1.32)
                                                                              ========         ==========        ========

Shares used in computing basic and diluted pro forma
       net income (loss) per share:
    Basic                                                                        9,961             10,356          10,761
                                                                              ========         ==========        ========
    Diluted                                                                     10,468             10,842          10,761
                                                                              ========         ==========        ========

        The Company computed the fair value of each option grant on the date of grant using the Black-Scholes option valuation model with the following assumptions:

                                                                     Fiscal Year

                                                     2002                2003                2004
                                                     ----                ----                ----
Risk-free interest rate                              5%                  2.67% to 4.99%      2.74% to 3.85%
Average expected life of option                      6 to 8 years        5 to 8 years        5 to 8 years
Dividend yield                                       0%                  0%                  0%
Volatility of common stock                           50%                 50%                 48% to 50%
Weighted average fair value of option grants         $7.54               $8.59               $8.35

        COMPREHENSIVE INCOME (LOSS). Under SFAS No. 130, "Reporting Comprehensive Income," comprehensive income (loss) is defined as the changes in equity of an enterprise except those resulting from stockholders' transactions. For the fiscal years ended March 31, 2002, 2003, and 2004, comprehensive income
(loss) equaled net income (loss).

        RECENT ACCOUNTING PRONOUNCEMENTS.

        In November 2002, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables" (EITF 00-21). EITF 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF 00-21 apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of this standard did not have a material impact on the Company's financial position or results of operations.

        In January 2003, the FASB issued Financial Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46). FIN 46 addresses consolidation by business enterprises of variable interest entities. Under that interpretation, certain entities known as Variable Interest Entities (VIEs) must be consolidated by the primary beneficiary of the entity. The primary beneficiary is generally defined as having the majority of the risks and rewards arising from the VIE. For VIEs in which a significant (but not majority) variable interest is held, certain disclosures are required. In December 2003, the FASB revised FIN 46, delaying the effective dates for certain entities created before February 1, 2003, and making other amendments to clarify application of the guidance. For potential variable interest entities other than any Special Purpose Entities (SPEs), the revised FIN 46 (FIN 46R) is now required to be applied no later than the end of the first fiscal year or interim reporting period ending after March 15, 2004. The original guidance under FIN 46 is still applicable, however, at the end of the first interim or annual reporting period ending after December 15, 2003 for all SPEs created prior to February 1, 2003. FIN 46R may be applied prospectively with a cumulative effect adjustment as of the date it is first applied, or by restating previously issued financial statements with a cumulative-effect adjustment as of the beginning of the first year restated. FIN 46R also requires certain disclosures of an entity's relationship with variable interest entities. The Company will adopt FIN 46R for non-SPE entities in the quarter ended June 30, 2005. The adoption of this standard will not have an impact on the Company's financial position or results of operations.

        In May 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 did not have an impact on the Company's financial position or results of operations.

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

        In July 2003, the EITF reached a consensus on Issue No. 03-5, "Applicability of AICPA Statement of Position 97-2 (SOP 97-2) to Non-Software Deliverables" (EITF 03-5). The consensus was reached that SOP 97-2 is applicable to non-software deliverables if they are included in an arrangement that contains software that is essential to the non-software deliverables' functionality. This consensus is to be applied to Company's financial year beginning after October 1, 2003. The Company has not yet evaluated the impact that EITF 03-5 will have on its financial position or results of operations.

        In November 2003, the EITF reached consensus on EITF Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments" (EITF 03-1). EITF 03-1 requires disclosures concerning unrealized losses related to investments in debt and marketable equity securities that are accounted for under SFAS No. 115. Disclosures include the length of time investments have been in a loss position and discussion pertaining to the nature of the impairment. The adoption of EITF Issue 03-1 did not have an impact on the Company's financial position or results of operations.

        In December 2003, the SEC issued SAB 104, which supercedes SAB 101, "Revenue Recognition in Financial Statements." The primary purpose of SAB 104 is to rescind the accounting guidance contained in SAB 101 related to multiple element revenue arrangements, which was superceded as a result of the issuance of EITF 00-21. The adoption of SAB 104 did not have an impact on the Company's financial position or results of operations.

        RECLASSIFICATIONS. Certain reclassifications were made to the prior year financial data to conform with the current year presentation.

        INDEMNIFICATION. The Company's major sales agreements provide remedies to customers, such as defense, settlement, or payment of judgment for intellectual property claims related to the use of the Company's products. The Company has also entered into indemnification agreements with its directors and officers and the Company's bylaws contain similar indemnification obligations. To date, there have been no claims made under such indemnifications, and as a result the associated estimated fair value of the liability is not material. The Company is required to indemnify the investors in the Company's December, 2003, financing from any third party claim based upon any untrue statement or alleged untrue statement of a material fact contained in the Registration Statement covering the resale of the shares purchased by such investors, or any failure by the Company to fulfill any undertaking included in the Registration Statement.

3.      NET INCOME (LOSS) PER SHARE

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

        The reconciliation of the denominators of the basic and diluted net income (loss) per share computation for the fiscal years ended March 31, 2002, 2003, and 2004 is shown in the following table (in thousands, except per share data):


                                                                                 Fiscal Year

                                                                     2002            2003            2004
                                                                     ----            ----            ----

Net income (loss)                                                  $  5,199        $  2,282        $(12,427)
                                                                   ========        ========        ========

Basic net income (loss) per share:
    Weighted average common shares outstanding                        9,961          10,356          10,761
                                                                   --------        --------        --------
Basic net income (loss) per share                                  $    .52        $    .22        $  (1.15)
                                                                   ========        ========        ========

Diluted net income (loss) per share:
    Weighted average common shares outstanding                        9,961          10,356          10,761
    Weighted average common shares from stock option grants             507             486            --
                                                                   --------        --------        --------
    Weighted average common shares and common stock
       equivalents outstanding                                       10,468          10,842          10,761
                                                                   --------        --------        --------
Diluted net income (loss) per share                                $    .50        $    .21        $  (1.15)
                                                                   ========        ========        ========

        Stock options having an exercise price greater than the average market value for profitable periods are excluded from the calculation of diluted net income per share, as their effect would be antidilutive. Therefore, stock options to purchase 280,950 and 168,000 shares were excluded from the calculation of diluted net income per share for the years ended March 31, 2002 and 2003, respectively. As the effect of common stock equivalents would be antidilutive since the Company incurred a loss, all stock options and warrants were excluded from the calculation of diluted net loss per share for the fiscal year ended March 31, 2004.

4.      SEGMENTS

        SEGMENT REPORTING. Prior to the second fiscal quarter of 2004, the Company reported its results as a single reportable segment. During the second fiscal quarter of 2004, revenues increased for optical card drives and as a result, the Company concluded that it had two reportable segments and began reporting the results of each segment and other information pursuant to Statement of Financial Accounting Standards No. 131, "Segment Reporting." Segment financial data for the years ended March 31, 2002 and 2003 has been restated to reflect these segments.

        The Company's two reportable segments are: (1) optical memory cards and
(2) optical memory card drives, maintenance, and related accessories ("optical card drives"). The segments were determined based on the information used by the chief operating decision maker. The segments reported are not strategic business units which offer unrelated products and services, rather these reportable segments utilize compatible technology and are marketed jointly.

        The accounting policies used to derive reportable segment results are the same as those described in the "Summary of Significant Accounting Policies." Resources are allocated to the segments in a manner that optimizes optical memory card revenues as determined by the chief operating decision maker. Segment revenues are comprised of sales to external customers. Segment gross profit (loss) includes all segment revenues less the related cost of sales. Fixed assets and inventory are not separately reported by segment to the chief operating decision maker. Accounts receivable, cash, deferred income taxes, prepaid expenses, certain fixed assets, and other assets are not separately identifiable to segments. Therefore, the amount of assets by segment is not meaningful. There are no inter-segment sales or transfers. All of the Company's long-lived assets are attributable to the United States except for $3,195,000 that are attributable to Germany.

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

        The table below presents information for optical memory cards and optical card drives for the fiscal years ended March 31, 2002, 2003, and 2004 (in thousands):

                        Fiscal Year Ended March 31, 2002

                               Optical       Optical
                               Memory          Card           Segment
                                Cards         Drives           Total
                                -----         ------           -----

Revenue                        $18,201        $ 1,279         $19,480
Cost of sales                    8,717          1,918          10,635
Gross profit (loss)              9,484           (639)          8,845
Depreciation and
   amortization expense            798             61             859


                        Fiscal Year Ended March 31, 2003

                               Optical       Optical
                               Memory          Card           Segment
                                Cards         Drives           Total
                                -----         ------           -----

Revenue                        $24,247        $   693         $24,940
Cost of sales                   12,120          1,579          13,699
Gross profit (loss)             12,127           (886)         11,241
Depreciation and
   amortization expense            995             81           1,076


                        Fiscal Year Ended March 31, 2004

                               Optical       Optical
                               Memory          Card           Segment
                                Cards         Drives           Total
                                -----         ------           -----

Revenue                        $13,379        $ 3,448        $16,827
Cost of sales                    9,965          3,039         13,004
Gross profit                     3,414            409          3,823
Depreciation and
   amortization expense          1,207            179          1,386

        The following is a reconciliation of segment results to amounts included in the Company's consolidated financial statements for the fiscal years ended March 31, 2002, 2003, and 2004 (in thousands):

                        Fiscal Year Ended March 31, 2002

                               Segment
                                Total        Other (a)         Total
                                -----        -----

Revenue                        $19,480        $ 1,409        $20,889
Cost of sales                   10,635             17         10,652
Gross profit                     8,845          1,392         10,237
Depreciation and
   amortization expense            859            697          1,556

                        Fiscal Year Ended March 31, 2003

                               Segment
                                Total        Other (a)         Total
                                -----        -----

Revenue                        $24,940        $ 1,391        $26,331
Cost of sales                   13,699            207         13,906
Gross profit                    11,241          1,184         12,425
Depreciation and
   amortization expense          1,076            753          1,829


                        Fiscal Year Ended March 31, 2004

                               Segment
                                Total        Other (a)         Total
                                -----        -----

Revenue                        $16,827        $   136         $16,963
Cost of sales                   13,004            153          13,157
Gross profit (loss)              3,823            (17)          3,806
Depreciation and
   amortization expense          1,386            737           2,123


(a) Other revenue consists primarily of license revenue. Other cost of sales and depreciation and amortization expense represents corporate and other costs not directly associated with segment activities.

        SALES BY GEOGRAPHIC REGION. Sales by geographic region are generally determined based upon the ship-to address on the invoice. Revenues by geographic region are as follows (in thousands):

                                                    Fiscal Year

                                         2002             2003              2004
                                         ----             ----              ----

United States                      $   18,832       $   22,205        $    8,461
Canada                                    606            2,764             4,177
Italy                                     729              334             3,720
Middle East and Africa                     12               33               478
Asia                                      580              887                39
Rest of world                             130              108                88
                                   ----------       ----------        ----------
                                   $   20,889       $   26,331        $   16,963
                                   ==========       ==========        ==========

        Sales to customers outside the United States are denominated in U.S. dollars.

        MAJOR CUSTOMERS. One customer accounted for 81% of revenues for fiscal 2002, 94% of revenues for fiscal 2003, and 72% of revenues for fiscal 2004. Another customer accounted for 22% of revenues for fiscal 2004. The revenue from these customers was attributable to both the optical memory card and the optical card drive segments. No other customer accounted for more than 10% of revenues during the periods.

        One United States customer comprised 99% of accounts receivable at March 31, 2003. Two customers comprised 53% and 46%, respectively, of accounts receivable at March 31, 2004.

5.      RELATED-PARTY TRANSACTIONS

        On October 21, 2001, the Company entered into a one-year agreement with Wexler & Walker Public Policy Associates, a unit of Hill and Knowlton, Inc., ("Wexler") to be lobbyists on behalf of the Company. The Chairman of Wexler is Robert S. Walker, a brother of director Walter F. Walker. In October 2002, the agreement was extended for the period October 1, 2002 through September 2003 or until terminated upon seven days' notice. The extended agreement provided for a monthly retainer of $10,000, and there currently is a purchase order dated December 11, 2003, valid through September 30, 2004 with the same terms and conditions of the previous agreement. The Company paid $24,245 to Wexler during fiscal 2002; $82,985 during fiscal 2003; and $151,147 during the fiscal 2004. There were no significant amounts due to Wexler as of March 31, 2003 or 2004.

6.      COMMON STOCK

        STOCK OPTION PLAN. The Company has one stock option plan (the Stock Option Plan) under which 2,133,455 shares of common stock have been reserved as of March 31, 2004, consisting of 1,909,059 shares for stock options already granted and 224,396 shares for stock options not yet granted. In addition, as of March 31, 2004, 120,000 shares of stock have been reserved outside of the Company's Stock Option Plan, for stock options issued under Nasdaq Rule No. 4350(i)(1)(A), in connection with the CCD-C&M acquisition. As an inducement to join the Company, each of six key employees of the acquired companies were granted non-statutory stock options with a term of five years to purchase 20,000 common shares.

        The Company's Stock Option Plan provides that stock options may be granted to employees, officers, directors and consultants of the Company and that option prices may be no less than 100% of the fair market value of the shares at the date of grant. No options were granted to consultants during fiscal 2002, 2003, or 2004. The Board of Directors specifies the term of options and the vesting schedule for exercise of options. The option term cannot exceed ten years (except that incentive stock options granted to a principal shareholder cannot exceed five years).

        The following table lists Stock Option Plan activity from March 31, 2001 through March 31, 2004:


                                 Options                             Weighted
                                Available        Outstanding          Average
                                for Grant          Options        Exercise Price
                                ---------          -------        --------------

Balance March 31, 2001           276,220          2,028,100         $   11.49
    Authorized                   300,000                 --
    Granted                     (345,500)           345,500         $   13.82
    Exercised                         --           (416,618)        $    9.52
    Expired                       83,251            (83,251)        $   13.86
                                                 ----------         ---------
Balance March 31, 2002           313,971          1,873,731         $   12.25
                                                 ----------         ---------
    Authorized                   275,000                 --
    Granted                     (394,000)           394,000         $   16.03
    Exercised                         --           (184,100)        $    8.67
    Expired                       23,833            (23,833)        $   16.11
                                                 ----------         ---------
Balance March 31, 2003           218,804          2,059,798         $   13.25
                                                 ----------         ---------
    Granted                      (35,000)           155,000         $   14.43
    Exercised                       --             (145,147)        $   10.34
    Expired                       40,592            (40,592)        $   15.12
                                                 ----------         ---------
Balance March 31, 2004           224,396          2,029,059         $   13.51
                                                 ==========         =========

        The following table summarizes information about stock options outstanding at March 31, 2004:

                                     Options Outstanding                            Options Exercisable
                     ----------------------------------------------------     --------------------------------
                         Number        Weighted-Average       Weighted-           Number          Weighted-
     Range of        Outstanding at       Remaining            Average        Exercisable at       Average
 Exercise Prices     March 31, 2004    Contractual Life    Exercise Price     March 31, 2004    Exercise Price
 ---------------     --------------    ----------------    --------------     --------------    --------------
$ 7.04  -  $10.75         252,233          4.1 years          $   9.42             252,233         $  9.42
$10.91  -  $12.69         559,001          4.0 years          $  11.77             530,867         $ 11.76
$13.06  -  $15.56         800,725          7.2 years          $  13.95             410,823         $ 13.96
$16.47  -  $22.75         417,100          7.3 years          $  17.46             236,750         $ 17.14
                       ----------                                               ----------
          Totals        2,029,059                                                1,430,673
                       ==========                                               ==========

        EMPLOYEE STOCK PURCHASE PLAN. The Company has an Employee Stock Purchase Plan (Stock Purchase Plan), under which 64,208 shares are reserved as of March 31, 2004 for future purchases by employees. Under the Stock Purchase Plan, eligible employees may designate from 2% to 6% of their compensation to be withheld for the purchase of shares of common stock at 67% of a trailing average price. The differential between fair market value and the average price of the shares sold under the Stock Purchase Plan is charged to operations as a compensation expense and is taxed to the employee as income. Under the Stock Purchase Plan, employees purchased 12,942 shares for fiscal 2002; 18,405 shares for fiscal 2003; and 20,253 shares for fiscal 2004. The average purchase price per share was $10.52 for fiscal 2002; $9.74 for fiscal 2003; and $9.38 for fiscal 2004. The weighted average market price per share for shares purchased was $17.97 for fiscal 2002; $14.76 for fiscal 2003; and $14.19 for fiscal 2004.

7.   COMMITMENTS AND CONTINGENCIES

     The Company occupies its buildings under various operating leases. Rent expense relating to these buildings was approximately $1,169,000 for fiscal 2002; $1,186,000 for fiscal 2003; and approximately $1,102,000 for fiscal 2004.
As of March 31, 2004, future minimum rental payments relating to these leases are (in thousands):

                            Fiscal Year
                                2005              $    1,374
                                2006                   1,218
                                2007                   1,138
                                2008                   1,086
                                2009                   1,048
                                Thereafter             6,800
                                                  ----------
                                    Total         $   12,664

        By mutual agreement with the lessor, on November 1, 2003, a lease on a 27,000-square-foot building was modified and extended through October 2013. The original lease had a remaining term through May 2006 with lease payments totaling $2,083,000. The modified lease calls for payments totaling $1,293,000 over the same period. Rent expense is recorded at the average of the rent payments over the term of the lease. At the time the renegotiated lease was signed, there was $139,000 of deferred rent associated with the original lease. This amount is being amortized on a straight-line basis over the ten-year term of the modified lease.

        In the normal course of business, the Company is subject to various claims and assertions. In the opinion of management, the ultimate disposition of such claims and assertions will not have a material adverse impact on the financial position of the Company.

8.      INCOME TAXES

        The provision (benefit) for income taxes for fiscal 2002, 2003, and fiscal 2004 consists of the following (in thousands):

                                                        Fiscal Year

                                           2002            2003           2004
                                           ----            ----           ----
Current:
    Federal                             $    49         $   261        $  --
    State                                   213              98              3
                                        -------         -------        -------
                                            262             359              3
                                        -------         -------        -------
Deferred:
    Federal                              (3,048)          1,161          6,552
    State                                  --              --              534
                                        -------         -------        -------
                                         (3,048)          1,161          7,086

Income tax expense (benefit)            $(2,786)        $ 1,520        $ 7,089
                                        =======         =======        =======

        The Company's effective tax rate differs from the statutory rate as follows:

                                                        Fiscal Year

                                           2002            2003           2004
                                           ----            ----           ----
Tax reconciliation:
    Federal statutory rate                   34%             34%           (34%)
    State tax, net of federal benefit         6%              6%             0%
Change in valuation allowance              (159%)            --            166%
                                        -------         -------        -------
                                           (119%)            40%           132%
                                        =======         =======        =======

        The major components of the net deferred tax asset/(liability) as of March 31 are as follows (in thousands):

                                                               Fiscal Year

                                                           2003           2004
                                                           ----           ----
Deferred tax asset:
  Net operating loss carryforwards:
    Federal                                             $10,311        $12,252
    Foreign                                                  --             32
  Tax credits                                               537            662
  Reserves and accruals not currently
    deductible for tax purposes                             964          1,032
  Depreciation                                              574            787
  Other                                                     107            141
                                                        -------        -------
       Total deferred tax asset                          12,493         14,906
  Valuation allowance                                    (5,254)       (14,751)
       Net deferred tax asset                             7,239            155
                                                        -------        -------
Deferred tax liability:
    German operations                                        --           (640)
    Capitalized patent costs                               (153)          (123)
                                                        -------        -------
       Total deferred tax liability                        (153)          (763)
                                                        -------        -------
Net deferred tax asset/(liability)                      $ 7,086        $  (608)
                                                        =======        =======


        The fiscal 2004 acquisition of Challenge Card Design GmbH and cards & more GmbH resulted in a deferred tax liability of $608,000.

        The Company analyzes its deferred tax assets with regard to potential realization. The Company has established a full valuation allowance on its deferred tax assets because management could not conclude that it was more likely than not that such deferred tax assets would be realized. The Company's methodology for determining the realizability of its deferred tax assets involves estimates of future taxable income; the estimated impact of future stock option deductions; and the expiration dates and amounts of net operating loss carryforwards. These estimates are based on near-term projections and assumptions which management believes to be reasonable. For recent prior periods, the

Company had been estimating future taxable income from its core business, which assumed on-going business under the U.S. government subcontract for Permanent Resident Cards and Laser Visa Border Crossing Cards and the Canadian government's Permanent Resident Card program, as well as estimated operating expenses to support that level of business, as offset by the estimated impact of future stock option deductions. The Company subsequently went back to estimating future taxable income based upon its expectations for the current and next three years because this past core business has not proven to be as stable as the Company had believed it to be and because this past core business is expected to represent an increasingly smaller part of the business. The Company expects revenues from these U.S. programs to stabilize at revenue levels lower than had been expected in the past and expects new foreign business, which has fluctuated considerably quarter to quarter, to comprise a larger portion of the core business. The Company has had difficulty in the past, and expects to have continued difficulty in the future, in reliably forecasting its foreign business and the revenue to be received from it. This, in combination with the three-year cumulative tax loss for the period ended March 31, 2004, has resulted in the Company basing its estimates of future income for these purposes to orders in backlog at the end of each reporting period. As circumstances change, the Company may in the future be able to estimate its future revenue based upon our forecast revenues rather than only using booked orders, although the Company cannot say if or when this will occur.

        In the event that actual results differ from these estimates or that these estimates are adjusted in future periods, the Company may need to adjust the amount of the valuation allowance based on future determinations of whether it is more likely than not that some or all of its deferred tax assets will be realized. A decrease in the valuation allowance would be recorded as an income tax benefit or a reduction of income tax expense or a credit to stockholders' equity. The Company's net operating losses available to reduce future taxable income expire on various dates from fiscal 2005 through fiscal 2024. To the extent that the Company generates taxable income in jurisdictions where the deferred tax asset relates to net operating losses that have been offset by a full valuation allowance, the utilization of these net operating losses would result in the reversal of the related valuation allowance in the Company's results of operations. The Company would need $8,226,000 of income on its federal income tax return to avoid the expiration of $2,797,000 of the deferred tax asset now set to expire in fiscal 2005.

        Significant management judgment is required in determining the provision for income taxes and, in particular, any valuation allowance recorded against the Company's deferred tax assets. During fiscal 2002, the Company recorded a tax benefit of $2,786,000, which included a $2,999,000 reduction to the valuation allowance on its deferred tax assets, net of federal alternative minimum taxes, based on management's assessment that such portion of its deferred tax assets would more likely than not be realized. Due to the Company's recent cumulative tax loss history for the three-year period ending March 31, 2004, income statement loss history over the past five quarters, and the difficulty in forecasting the timing of future revenue as evidenced by the deviations in achieved revenues from expected revenues during the past few quarters and taking into account the newness of certain customer relationships, the Company determined it was necessary to increase the valuation allowance under SFAS No. 109 to the full amount of the deferred tax asset. As a result, the Company has recorded a valuation allowance of $14.8 million as of March 31, 2004, which includes a charge to increase the valuation allowance against the beginning of the year net deferred tax asset balance of $7,086,000 for the year ended March 31, 2004, due to uncertainties related to the Company's ability to utilize its deferred tax assets. In addition the Company recorded a valuation allowance against its net deferred tax asset generated during fiscal 2004 in the amount of $2,411,000.

        The Company's federal net operating loss carryforwards as of March 31, 2004 of $36,040,000 will expire at various dates from 2005 through 2024, if not utilized. The tax effect of this amount is reflected above as federal net operating loss carryforwards totaling $12,252,000. Of this amount, $5,811,000, representing tax benefits relating to stock-based compensation programs, will be credited to stockholders' equity to the extent the Company concludes that it is more likely than not that this amount will be realized. Tax credits in the amount of $312,000 for alternative minimum taxes have no expiration. Other tax credits in the amount of $350,000 will expire on various dates from 2013 through 2022, if not utilized.

9.      ISSUANCE OF STOCK, OPTIONS, AND WARRANTS

        In December 2003, the Company issued and sold 791,172 shares of common stock, options to purchase 122,292 shares of common stock, and warrants to purchase 174,057 shares of common stock for an aggregate purchase price of $10,095,332 in a private placement. The Company received net proceeds of $9,389,000 (net of fees and expenses). The purchase price of the common stock was $12.76 per share, which was at a 15% discount from the five-day average price as of December 23, 2003. The options have an exercise price of $16.51 per share and a nine-month life. The warrants have an exercise price of $17.26 per share and a life of five years. The options and warrants were valued at $245,000 and $984,000, respectively, based on a Black-Scholes calculation as of December 23, 2003 and pursuant to the provisions of EITF Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock," (EITF 00-19) were recorded at those values in short-term and long-term liabilities. The balance of the net proceeds was accounted for as additional paid-in capital. Under EITF 00-19, the Company marks-to-market the fair value of the options and warrants at the end of each accounting period. At March 31, 2004, this resulted in options and warrants valued at $195,000 and $916,000, respectively. The decrease in the valuation of the options and warrants, between December 23, 2003 and March 31, 2004, of $118,000 was recorded as other income in the accompanying consolidated statements of operations and resulted from a decrease in the Company's stock price. On February 6, 2004, the Company and the investors entered into an amendment to their original agreement, that resulted in the reclassification of the options and warrants to equity. The amendment clarified that the options and warrants granted in the financing may be exercised at a time when a registration statement covering the resale of the underlying share is not effective or available and that in such instance the Company would deliver to the investors shares of common stock whose resale is not currently registered. On the effective date of the amendment, the option and warrant value was reclassified to equity as additional paid-in capital. As a result of the increase in the value of the options and warrants from the closing date to the amendment date due to increases in the Company's stock price, the Company recognized an expense of $211,000 which is included in other expense in the consolidated statements of operations for the fourth quarter of fiscal 2004. The Company is subject to certain indemnity provisions included in the stock purchase agreement entered into as part of the financing in connection with its registration of the resale of the common stock issued and issuable in the financing. Morgan Keegan & Company, Inc. acted as the Company's placement agent for this transaction and was granted warrants to purchase 15,824 shares of common stock.

10.     ACQUISITION

        On March 31, 2004, the Company completed its acquisition of 100% of two related German card companies, Challenge Card Design Plastikkarten GmbH of Rastede, Germany, and cards & more GmbH of Ratingen, Germany (collectively, the Acquired German Entities), including their sales operations in the USA and Korea. The Company purchased the shares of the Acquired German Entities from their five shareholders (the Shareholders) and purchased the intangible assets of the USA sales operation from a partnership comprised of the Shareholders. In the acquisition transaction, the Company agreed to assume approximately 0.5 million euros of debt and to pay approximately 4.75 million euros in cash, consisting of approximately 2.25 million euros payable at closing and the remaining approximately 2.5 million euros payable in five equal annual installments for the business and certain assets. The agreement specified that the purchase price be adjusted based upon other assets purchased and additional liabilities assumed. This resulted in a reduction in the purchase price of approximately 0.4 million euros as of March 31, 2004. This purchase price was determined by negotiation between the Company and the Shareholders, taking into account such matters as the value of the tangible assets and the going concern value of the business operations of the Acquired German Entities. Four of the Shareholders entered into new employment agreements with the Acquired German Entities while the fifth Shareholder, who is resident in the US, entered into an employment agreement with registrant. In addition to salaries, these employment agreements provide for commission based upon the results of operations of the Acquired German Entities which could be as much as 3.75 million euros over the next five years. The Company used a portion of its available cash to fund the acquisition. The Shareholders had no previous material relationship with the Company or its affiliate or subsidiaries, although the Company did substantial business with the Acquired German Entities during recent years. One of the Acquired German Entities owns a plant in Rastede, Germany together with associated equipment which it has used to manufacture plastic cards featuring contactless IC chip technology and high resolution printing. The Company intends to continue to use the facility and equipment to produce such cards as well as to enhance the facility to produce LaserCard optical memory cards.

        The primary reasons for the acquisition were to provide the Company with
(1) a strong card manufacturing base to serve the European, Middle Eastern, African, and Asian markets; (2) additional production capacity of up to 20 million advanced-technology cards per year; (3) an expanded product line; namely, contact IC chip cards, contactless RF ID cards, magnetic stripe cards, and color thermal printers for printing on cards; and (4) future cooperation in developing and marketing advanced, secure optical card solutions.

        Goodwill is derived when the purchase price is greater than the value of the tangible and intangible assets acquired less the liabilities assumed. Factors that contributed to a purchase price that resulted in goodwill were (1) the assembled workforce, in particular the managing directors of the acquired companies; (2) the proximity of the managing directors to the target customer base; and (3) the ability of the managing directors to use their skills and specific know-how to enhance the Company's product offerings in the advanced technology card marketplace. Goodwill resulting from the purchase price allocation in the amount of $3,321,000 was recorded as a result of the acquisition. None is expected to be deductible for income tax purposes.

        An intangible asset for backlog in the amount of $29,000 was recorded as a result of the acquisition. This will be amortized as the backlog is shipped, which period is estimated at six months. There were no other amortizable intangible assets recorded.

        The results of operations of the acquired entities from the acquisition date to year end have not been included in the Company's 2004 operating results, as the acquisition occurred at the end of the Company's fiscal year, and the acquired entities' results during this period were not material. The cost of the acquired entities totaled $5,251,000, comprised of $3,101,000 paid up-front plus future payments specified in the purchase agreement with a net present value of $2,150,000.

        The total purchase price of $5,251,000 has been allocated to the net assets acquired based on estimated fair values as follows (in thousands):

           Current assets                                    $ 4,577
           Property and equipment                              2,094
           Goodwill and other intangibles                      3,840
                                                             -------
                Total assets acquired                         10,511
                                                             =======

           Current liabilities                                (4,891)
           Long-term debt                                       (369)
                                                             -------
                Total liabilities assumed                     (5,260)
                                                             =======

           Net assets acquired                               $ 5,251
                                                             =======

           Cash paid                                           3,101

           Future payments accrued                             2,150
                                                             -------

                Total purchase price                         $ 5,251
                                                             =======

        Pro-forma financial information for the impact of the acquisition on the Company's consolidated results of operations has not been presented as the Acquired German Entities were foreign entities who did not prepare financial statements in accordance with United States Generally Accepted Accounting Principles (U.S. GAAP). Reported revenues, excluding sales to the Company, for fiscal 2002 and 2003 for the entities on a local GAAP basis were $8,654,000 and $8,580,000, respectively. On a similar local GAAP basis, which management believes does not materially differ from U.S. GAAP, results of operations of the acquired entities would not be material to the Company's consolidated results of operations.

11.     DEBT

        Debt at March 31 consisted of the following (in thousands):

                                                                       2004
                                                                       ----

Unsecured promissory notes at 7.5% - 10%                            $    726
Notes secured by equipment at 4.04% - 7.4%                               668
Notes secured by acquired companies at 6% discount rate                2,150
                                                                    --------
     Total debt                                                        3,544
Less current portion of long-term debt and bank borrowings             1,166
                                                                    --------
     Long-term debt                                                 $  2,378
                                                                    ========

        All debt is denominated in euros (2,883,000 euros equals $3,544,000 as of March 31, 2004) and is related to the acquisition of Challenge Card Design GmbH and cards & more GmbH. Managing Directors of cards & more GmbH have personally guaranteed $188,000 of the unsecured promissory notes. In connection with the acquisition, the Company has agreed to take actions to eliminate this guarantee and anticipates to liquidate the unsecured promissory notes and notes secured by equipment during fiscal 2005.

        Interest on the promissory notes is variable and based on a margin over the Bundesbank discount rate. Notes secured by equipment are collateralized by the underlying equipment. Under the terms of the agreements, principal and interest are due monthly over original maturity periods that range from five to twelve years. The notes are due on dates ranging from December 2004 through January 2007 and contain certain covenant and default provisions that require the Company to provide financial statements on an annual basis. At March 31, 2004 the Company was in compliance with all covenants under the agreements.

        Debt in the amount of $2,150,000 arising from the acquisition of Challenge Card Design GmbH and cards & more GmbH is payable to the Managing Directors of the acquired companies and is payable annually at twelve-month anniversaries of the purchase agreement subject to certain deductions that relate to the purchased assets and assumed liabilities.

        The outstanding debt obligations mature in future fiscal years as follows (in thousands):

           Fiscal Year                             Total Debt

               2005                                 $   1,166
               2006                                       792
               2007                                       640
               2008                                       487
               2009                                       459
                                                    ---------
                  Total                             $   3,544
                                                    =========

        The credit lines at banks associated with the acquired German companies totaled 910,000 euros ($1,119,000 as of March 31, 2004). A portion of these notes are personally guaranteed by the Managing Directors of cards & more GmbH. The Company has agreed to take actions to remove this guarantee during fiscal 2005.

                                 DREXLER TECHNOLOGY CORPORATION AND SUBSIDIARIES

                                  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
                                    (In thousands, except per share amounts)


                                           1st Quarter      2nd Quarter        3rd Quarter          4th Quarter
                                           -----------      -----------        -----------          -----------

Fiscal 2003:
   Product sales                            $  6,588         $  9,493            $  4,490            $  4,650
   License and other revenue                      --               --                 875                 235
   Total revenues                              6,588            9,493               5,365               4,885
   Cost of product sales                       3,285            5,095               2,580               2,946
   Net income (loss)                             659            1,375                 397                (149)
   Net income (loss) per share:
       Basic                                $    .06         $    .13            $    .04            $   (.01)
       Diluted                              $    .06         $    .13            $    .04            $   (.01)
   Weighted average number of common
       and common equivalent shares:
       Basic                                  10,300           10,314              10,376              10,433
       Diluted                                11,117           10,764              10,788              10,433

Fiscal 2004:
   Product sales                            $  2,446         $  2,708            $  5,467            $  6,342
   License and other revenue                      --               --                  --                  --
   Total revenues                              2,446            2,708               5,467               6,342
   Cost of product sales                       2,556            2,526               3,905               4,170
   Net loss                                   (1,456)          (1,744)             (8,864)               (363)
   Net loss per share:
       Basic                                $   (.14)        $   (.17)           $   (.83)           $   (.03)
       Diluted                              $   (.14)        $   (.17)           $   (.83)           $   (.03)
   Weighted average number of common
       and common equivalent shares:
       Basic                                  10,478           10,553              10,631              11,381
       Diluted                                10,478           10,553              10,631              11,381

--------------------------

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.


ITEM 9A.   CONTROLS AND PROCEDURES

        EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. The Company's principal executive officers and principal financial officer have evaluated the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) as of the end of the period covered by this Form 10-K and have determined that they are reasonable taking into account the totality of the circumstances.

        CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING. There were no significant changes in the Company's internal control over financial reporting that occurred during the period covered by this Form 10-K that have materially affected, or are reasonably likely to materially affect, such control.

                                    PART III
                                    --------

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

A.      DIRECTORS AND EXECUTIVE OFFICERS

                                       Officer or
                                        Director
      Name                      Age      Since       Position with Registrant and, If Different, Principal Occupation
      ----                      ---      -----       ----------------------------------------------------------------
Jerome Drexler                  76       1968        Chairman of the Board of Directors of Drexler Technology
                                                     Corporation and its wholly owned subsidiary, LaserCard Systems
                                                     Corporation (LSC). Previously was Chief Executive Officer of
                                                     Drexler Technology Corporation (1968-September 2003) and LSC
                                                     (1989-September 2003).

Richard M. Haddock              52       1997        Director (since 2001) and Co-Chief Executive Officer (since
                                                     September 2003) of Drexler Technology Corporation and LaserCard
                                                     Systems Corporation (LSC). President (since 1989) of LSC.
                                                     Previously was President and Chief Operating Officer of Drexler
                                                     Technology (1997-2003) and Chief Operating Officer of LSC
                                                     (1989-2003).

Christopher J. Dyball           53       1992        Director (since 2001) and Co-Chief Executive Officer (since
                                                     September 2003) of Drexler Technology Corporation and its wholly owned subsidiary, LaserCard Systems Corporation (LSC). Assistant
                                                     Treasurer (since 1998) of Drexler Technology and LSC. Previously was Executive Vice President and General Manager, Card
                                                     Manufacturing, of Drexler Technology Corporation (1992-2003).

Steven G. Larson               54        1987        Vice President of Finance, Treasurer, and Assistant Secretary of
                                                     Drexler Technology Corporation and its wholly owned subsidiary,
                                                     LaserCard Systems Corporation.

Arthur H. Hausman              80        1981        Director. Private investor. Retired Chairman, President, and
                                                     Chief Executive Officer of Ampex Corporation (manufacturer of professional audio-video systems, data/memory products, and magnetic tape). Director of California Amplifier, Inc.
                                                     (low-noise amplifiers).

Dan Maydan                     68        1998        Director. President Emeritus (since April 2003), Director (since
                                                     1992), and former President (December 1993 to April 2003) of
                                                     Applied Materials, Inc. (semiconductor manufacturing equipment).
                                                     Director of Electronics for Imaging, Inc. (software). Member of the National Academy of Engineering.

William E. McKenna             84        1970        Director. Private investor. Director of WMS Industries, Inc.
                                                     (coin-operated video and other games). Certified Public Accountant
                                                     (New York and California).

Walter F. Walker               49        1999        Director. President, CEO, and Director (since 2001) of The
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

        It is anticipated that each of the remaining directors and executive officers will continue in his position, although there is no understanding or arrangement to that effect. Each director holds office until the next annual meeting of stockholders and until such director's successor is elected and qualified. However, any of the above directors or executive officers could resign, and any of the officers could be replaced or removed by the Board of Directors at any time. There are no family relationships among any directors or executive officers of the Company.

B.      SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

        Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors, executive officers, and beneficial owners of more than 10% of the Company's common stock to file with the Securities and Exchange Commission (SEC) initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. The Company typically files these reports on behalf of its directors and officers, based on information provided by them. The Company believes, based on its review of Forms 3, 4, 5, if any, and periodic written representations from reporting persons, that all other officers, directors, and holders of more than 10% of the Company's common stock complied with all Section 16(a) filing requirements for the 2004 fiscal year. The Company's website at www.drexlertechnology.com contains copies of the fiscal 2004 and subsequent filings of Forms 3, 4, and 5 related to beneficial ownership by the Company's directors and executive officers, and the SEC's EDGAR database website at www.sec.gov/cgi-bin/browse-edgar?action=getcompany&CIK=30140&owner=only contains this information as soon as it is posted by the SEC.

C.      AUDIT COMMITTEE FINANCIAL EXPERT

        The Audit Committee of our Board of Directors contains at least one "audit committee financial expert." The name of the Audit Committee financial expert is William E. McKenna, and the Board of Directors has determined that he is "independent" as that term is defined Item 7(d)(3)(iv) of Section 14A of the Securities and Exchange Act, as amended (the "Exchange Act").

D.      CODE OF ETHICS

        The Company has adopted a code of ethics that applies to all Company employees. A copy of this code of ethics is accessible free of charge on the Company's Internet website for investor relations (www.drexlertechnology.com). Information contained on the Company's website is not part of this report.

ITEM 11.   EXECUTIVE COMPENSATION

A.      COMPENSATION OF EXECUTIVE OFFICERS

        The Summary Compensation table below discloses the total compensation paid to each of the Company's four executive officers for the three fiscal years ended March 31, 2004, for services rendered in all capacities to the Company and its subsidiaries.

                                               SUMMARY COMPENSATION TABLE

                                                 Annual Compensation        Long-Term Compensation
                                                 -------------------        ----------------------
                                  Fiscal                                     Securities Underlying        All Other
Name and Principal Position        Year        Salary ($)      Bonus ($)       Option Grants (#)       Compensation(1)
---------------------------        ----        ----------      ---------       -----------------       ---------------

Jerome Drexler                     2004        $  251,947          --                     --                    --
  Chairman of the Board            2003           245,405          --                     --                    --
                                   2002           237,972          --                     --                    --

Richard M. Haddock                 2004        $  318,176          --                     --              $     --
  Co-Chief Executive Officer       2003           282,158          --                 50,000                 6,250
  (since September 1, 2003)        2002           263,645          --                 30,000                 5,437

Christopher J. Dyball              2004        $  314,408          --                     --              $     --
  Co-Chief Executive Officer       2003           263,109          --                 50,000                 6,250
  (since September 1, 2003)        2002           256,763          --                 30,000                 5,437

Steven G. Larson                   2004        $  250,150          --                     --              $     --
  Vice President of Finance        2003           217,217          --                 35,000                 6,123
  and Treasurer                    2002           207,810          --                 12,000                 5,437

---------------------

(1) Represents the Company's matching contribution on behalf of these individuals in the Company's 401(k) Plan.

STOCK OPTION GRANTS TO EXECUTIVE OFFICERS

        There were no stock options granted to the Company's four executive officers under the Company's Stock Option Plan during the 2004 fiscal year ended March 31, 2004.

AGGREGATED OPTION EXERCISES AND OPTIONS HELD BY EXECUTIVE OFFICERS

        The following table sets forth the value of options exercised by the Company's executive officers during the fiscal year ended March 31, 2004, and remaining options held at fiscal year end.

                                     AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                                            AND FISCAL YEAR-END OPTION VALUES

                                                              Number of Securities
                                 Shares                      Underlying Unexercised             Value of Unexercised
                                Acquired                           Options at                 In-the-Money Options at
                                   on         Value           Fiscal Year-End (#)              Fiscal Year-End ($)(2)
                                Exercise     Realized         -------------------              ----------------------
         Name                      (#)        ($)(1)       Exercisable  Unexercisable        Exercisable  Unexercisable
         ----                      ---        ------       -----------  -------------        -----------  -------------
   Jerome Drexler                   --            --         155,000            --             $261,248           --
   Richard Haddock              18,000      $121,823         201,500        60,000             $264,154       $3,750
   Christopher Dyball               --            --         187,700        60,000             $236,460       $3,750
   Steven Larson                    --            --         132,417        37,250             $116,207       $1,500

-----------------------

(1) Market value of underlying securities (based on the fair market value of the Company's common stock on The Nasdaq Stock Market) at the time of their exercise, minus the exercise price.

(2) Market value of securities underlying in-the-money options at fiscal year end (based on $13.375 per share, the average market price of the Company's common stock on The Nasdaq Stock Market on the last day of the Company's fiscal year) minus the exercise price.

B.      COMPENSATION OF DIRECTORS

        During the first four months of fiscal 2004, each director received a fee of $1,200 per month for serving as a director, the standard fee in effect since July 1995. On August 6, 2004, due to the increased corporate governance responsibilities and oversight required of the Audit Committee and the Board of Directors in light of regulatory and legislative changes, the monthly fee for each person serving as director was increased to $1,500 per month. In addition, the Board determined that Audit Committee members will be paid an additional $5,000 per year, prorated over 12 months, except for the Chairman of the Audit Committee, who will be paid an additional $10,000 per year, prorated over 12 months. The Company also reimburses reasonable out-of-pocket expenses incurred by directors performing services for the Company.

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

C. EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT, AND CHANGE-IN-CONTROL ARRANGEMENTS

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

D.      COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

        During fiscal 2004, none of the Company's executive officers served on the board of directors of any entities whose directors or officers serve on the Company's Compensation Committee. During fiscal 2004, Mr. McKenna and Dr. Maydan served as members of the Compensation Committee, which is currently composed entirely of two outside directors who are not officers or employees of the Company. As presently established, the Compensation Committee approves the salary of executive officers, including the Co-Chief Executive Officers, and certain other employees.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The table below, based upon information supplied by the principal stockholders, shows the name, address, number of shares held, nature of ownership, and percentage of shares held as of March 31, 2004 by the persons or entities known to the Company to own beneficially more than 5% of the outstanding common stock. Applicable percentages are based on 11,399,764 shares outstanding on March 31, 2004.


                 BENEFICIAL OWNERSHIP BY PRINCIPAL STOCKHOLDERS

                                                          Common      Percent of
     Name and Address of Beneficial Owner               Shares (1)     Class (2)
     ------------------------------------               ----------    ----------

Jerome Drexler, c/o Drexler Technology Corporation,     662,110 (3)      5.7%
1077 Independence Avenue, Mountain View, CA 94043

---------------------

(1) The stockholder named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned, subject to community property laws, where applicable, and the information contained in the footnotes to this table.

(2) For purposes of computing the percentage of outstanding shares held by each person or group of persons named above on a given date, shares which such person or group has the right to acquire within 60 days after such date are deemed to be outstanding, but are not deemed to be outstanding for the purposes of computing the percentage ownership of any other person.

(3) Includes 155,000 shares purchasable by exercise of option within 60 days. Does not include 7,700 shares owned by Mr. Drexler's wife, as to which shares Mr. Drexler disclaims any beneficial ownership. Includes 7,700 shares held by The Drexler Foundation, the assets of which are perpetually dedicated to charity. The power to vote and to dispose of the shares held by The Drexler Foundation is shared by the Foundation's directors, consisting of Mr. Drexler and his wife. Mr. Drexler disclaims beneficial ownership with respect to these shares.

        The following table contains information as of March 31, 2004, respecting the number of shares and percentage of the Company's common stock beneficially owned by each of the Company's seven directors, by each executive officer of the Company, and by all executive officers and directors as a group. The address of each beneficial owner listed in the table is c/o Drexler Technology Corporation, 1875 North Shoreline Boulevard, Mountain View, California 94043. Applicable percentages are based on 11,399,764 shares outstanding on March 31, 2004.

               STOCK OWNERSHIP BY DIRECTORS AND EXECUTIVE OFFICERS

      Name                                       Common Shares (1)      Percent of Class (2)
      ----                                       -----------------      --------------------
Jerome Drexler                                       662,110 (3)                5.7%
Christopher J. Dyball                                196,451 (4)                1.7%
Arthur H. Hausman                                     62,392 (5)                0.5%
Richard M. Haddock                                   210,650 (6)                1.8%
Steven G. Larson                                     135,572 (7)                1.2%
Dan Maydan                                            39,000 (8)                0.3%
William E. McKenna                                    89,483 (9)                0.8%
Walter F. Walker                                      69,250 (10)               0.6%
All executive officers and directors as a group    1,464,898 (11)              12.0%

---------------------

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

(3) Includes 155,000 shares purchasable by exercise of option within 60 days. Does not include 7,700 shares owned by Mr. Drexler's wife, as to which shares Mr. Drexler disclaims any beneficial ownership. Includes 7,700 shares held by The Drexler Foundation, the assets of which are perpetually dedicated to charity. The power to vote and to dispose of the shares held by The Drexler Foundation is shared by the Foundation's directors, consisting of Mr. Drexler and his wife. Mr. Drexler disclaims beneficial ownership with respect to these shares.

(4) Includes 187,700 shares purchasable by exercise of option within 60 days.

(5)     Includes 42,000 shares purchasable by exercise of option within 60 days.

(6) Includes 201,500 shares purchasable by exercise of option within 60 days.

(7) Includes 132,417 shares purchasable by exercise of option within 60 days.

(8)     Includes 39,000 shares purchasable by exercise of option within 60 days.

(9)     Includes 54,000 shares purchasable by exercise of option within 60 days.

(10) Includes 37,000 shares purchasable by exercise of option within 60 days. Does not include 1,000 shares owned by Mr. Walker's wife, as to which shares Mr. Walker disclaims any beneficial ownership.

(11) Includes 848,617 shares purchasable by exercise of option within 60 days.

                      EQUITY COMPENSATION PLAN INFORMATION

        The table below shows information as of March 31, 2004, with respect to equity compensation plans under which equity securities of the Company are authorized for issuance. The Company's equity compensation plans, consisting of the Stock Option Plan and Employee Stock Purchase Plan, are approved by security holders.

                                  Number of Securities to Be      Weighted-Average           Number of Securities Remaining
                                    Issued upon Exercise of      Exercise Price of        Available for Future Issuance under
                                     Outstanding Options,       Outstanding Options,      Equity Compensation Plans (Excluding
         Plan Category               Warrants, and Rights       Warrants, and Rights       Securities Reflected in Column (a))
         -------------               --------------------       --------------------       -----------------------------------
                                              (a)                       (b)                               (c)
Equity compensation plans
approved by security holders               1,909,059                   $13.52                         288,604 (1)

Equity compensation plans
not approved by security
holders (Nasdaq
exemption Rule No.                           120,000                    13.36                               0
4350(i)(1)(A))

---------------------

(1) Includes 64,208 shares reserved as of March 31, 2004 for future purchases by employees through payroll deductions under the Company's Employee Stock Purchase Plan, which is available to all regular employees who work a minimum of 30 hours per week and who have completed six months of employment with the Company.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        On October 21, 2001, the Company entered into a one-year agreement with Wexler & Walker Public Policy Associates, a unit of Hill and Knowlton, Inc., ("Wexler") to be lobbyists on behalf of the Company. The Chairman of Wexler is Robert S. Walker, a brother of director Walter F. Walker. In October 2002, the agreement was extended for the period October 1, 2002 through September 2003 or until terminated upon seven days' notice. The extended agreement provided for a monthly retainer of $10,000, and there currently is a purchase order dated December 11, 2003, valid through September 30, 2004 with the same terms and conditions of the previous agreement. The Company paid $24,245 to Wexler during fiscal 2002; $82,985 during fiscal 2003; and $151,147 during the fiscal 2004. There were no significant amounts due to Wexler as of March 31, 2003 or 2004.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT AND NON-AUDIT FEES

        The following table shows the aggregate fees billed to the Company by its previous independent accountants, PricewaterhouseCoopers LLP ("PwC") and its current independent accountants, KPMG LLP ("KPMG"), for services related to fiscal years 2003 and 2004.

                                                               Fiscal 2003                              Fiscal 2004
                                                               -----------                              -----------

              Description of Fees                        PwC                 KPMG                 PwC                KPMG
              -------------------                        ---                 ----                 ---                ----
Audit fees related to annual financial
statements for fiscal 2004 and 2003 and
reviews of  financial statements included on
Form 10-K and Forms 10-Q, and other SEC
registration statements                               $ 314,450             $  0               $107,400 (1)       $ 391,060 (2)

Audit-related fees for audits of employee
benefit plans and due diligence services                      0                0                      0                   0

Tax consultation and tax compliance  services
                                                         16,500                0                      0              48,267 (3)
All other fees                                                0                0                      0                   0

---------------------

(1) Includes PwC fees for review of the first quarter of fiscal 2004, $9,700 for the transition from PwC to KPMG, and $82,700 for the S-8 and S-3 registration statements filed in fiscal 2004.

(2) Includes $144,260 for the fiscal 2004 nine-month audit and S-8 and S-3 registration statements filed in fiscal 2004.

(3) Includes $30,267 for tax consultation relating to the fiscal 2004 acquisition of Challenge Card Design GmbH and cards & more GmbH.

        All audit and non-audit fees were approved by the Audit Committee. The Company's policy on auditor independence does not permit the employment of its independent auditor for material non-audit related services, except for the following: services which are incidental and directly related to audit activities, tax related activities and tax planning on behalf of the Company. The Audit Committee considered whether the provision of services other than the audit services is compatible with maintaining the auditors' independence.

PRE-APPROVAL POLICIES AND PROCEDURES

        It is the Company's policy that all non-audit services to be performed by the Company's independent auditor be approved in advance by the Audit Committee. The Company's policy on auditor independence requires that, prior to engaging the independent auditor in any non-audit related activity other than that specifically authorized by the Company's policy on auditor independence, Company management report to the Audit Committee the nature of the proposed activity, including the reasons why (i) it is necessary or beneficial to the Company to use the independent auditor to engage in such activity, and (ii) the steps being taken to ensure that the engagement of the independent auditor in such activity will not, among other things, violate applicable laws or regulations of the United States and applicable states, or the rules and regulations of the Nasdaq Stock Market, on which the Company's securities are listed. In order for the Company to engage the independent auditor in the proposed activity, the Company must obtain Audit Committee approval.

                                     PART IV
                                     -------

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A)     LIST OF DOCUMENTS FILED AS PART OF THIS REPORT

        1. The consolidated financial statements of the Company, filed herewith under Item 8, as follows:

                                                                           Page
                                       Description                        Number
                                       -----------                        ------

                (1)     Reports of Independent Registered Public
                        Accounting Firms                                    42

                (2)     Consolidated Balance Sheets at March 31, 2003
                        and March 31, 2004                                  44

                (3)     Consolidated Statements of Operations for
                        Fiscal Years 2002, 2003, and 2004                   45

                (4)     Consolidated Statements of Stockholders'
                        Equity for Fiscal Years 2002, 2003, and 2004        46

                (5)     Consolidated Statements of Cash Flows for
                        Fiscal Years 2002, 2003, and 2004                   47

                (6)     Notes to Consolidated Financial Statements          48

        2.      Financial Statement Schedules:

                The schedule supporting the Company's Consolidated Financial Statements, filed herewith under Item 14(d), as follows:

                Schedule                                                   Page
                 Number                Description                        Number
                 ------                -----------                        ------

                   --   Report of Independent Registered Public
                        Accounting Firms on Financial Statement Schedule    78

                   II   Valuation and Qualifying Accounts                   80

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

        3.      Exhibits:

                The Exhibits to this Report, filed herewith under Item 14(c) or incorporated by reference from other documents previously filed with the Securities and Exchange Commission, as follows:

                                                              Filed Herewith or
                Exhibit                                      Incorporated Herein
                Number                 Description             by Reference To
                ------                 -----------           -------------------

                  3.1   Amended and Restated Certificate     Exhibit 3.1.1 to
                        of Incorporation                     Report on Form 10-Q
                                                             for period ended
                                                             September 30, 2000

                  3.2.  Amended and Restated By-Laws         Exhibit 3.2 to
                                                             Report on Form 10-K
                                                             for fiscal year
                                                             ended March 31,
                                                             2002

                                                              Filed Herewith or
                Exhibit                                      Incorporated Herein
                Number                 Description             by Reference To
                ------                 -----------           -------------------

                 10.1   Building lease agreement with        Exhibit 10.1 to
                        Renault & Handley Employees          Report on Form 10-Q
                        Investment Co. for 2644-2648         for period ended
                        Bayshore Pkwy., Mountain View, CA    December 31, 2003

                 10.2   Building Lease Agreement with        Filed herewith as
                        Shoreline Park LLC for 1395          page 82.
                        Charleston Road, Mountain View, CA
                        (mailing address 1875 North
                        Shoreline Boulevard, Mountain View,
                        CA)

                 10.3*  Amended and Restated Stock Option    Exhibit 10.4.1 to
                        Plan                                 Report on Form 10-Q
                                                             for period ended
                                                             September 30, 2002

                 10.4   Patent License Agreement with        Exhibit 10.6 to
                        Nippon Conlux Co., Ltd.              Report on Form 10-K
                                                             for fiscal year
                                                             ended March 31,
                                                             1999

                 10.5   U.S. Government subcontract with     Exhibit 10.6 to
                        Information Spectrum Inc. (now       Report on Form 10-K
                        Anteon International) dated          for fiscal year
                        June 2, 2000                         ended March 31,
                                                             2001

                 10.6   Engagement Letter with Morgan        Exhibit 99.1 to
                        Keegan & Co., Inc. (as amended)      Report on Form 10-Q
                                                             for period ended
                                                             December 31, 2003

                 10.7   Stock and Warrant Purchase           Exhibit 99.2 to
                        Agreement (as amended)               Report on Form 10-Q
                                                             for period ended
                                                             December 31, 2003

                 10.8   Optical Card Manufacturing           Filed herewith as
                        License Agreement with Global        page 83.
                        Investments Group (portions
                        omitted pursuant to a request
                        for confidential treatment)

                 16.1   Letter re Change in Certifying       Exhibit 16 to
                        Accountants                          Report on Form 8-K
                                                             dated April 8, 2002

                 16.2   Letter re Change in Certifying       Exhibit 16.1 to
                        Accountants                          Report on Form 8-K
                                                             dated August 29,
                                                             2003

                 21     Subsidiaries of the Registrant       Filed herewith as
                                                             page 84.

                 23.1   Consent of Independent Registered    Filed herewith as
                        Public Accounting Firm (KPMG)        page 85.

                 23.2   Consent of Independent Registered    Filed herewith as
                        Public Accounting Firm               page 86.
                        (PricewaterhouseCoopers)

                 24     Power of attorney                    Filed herewith as
                                                             page 81.

                 31.1   Rule 13a-14(a) Certification of      Filed herewith as
                        Christopher J. Dyball,               page 87.
                        co-principal executive officer

                 31.2   Rule 13a-14(a) Certification of      Filed herewith as
                        Richard M. Haddock, co-principal     page 88.
                        executive officer

                                                              Filed Herewith or
                Exhibit                                      Incorporated Herein
                Number                 Description             by Reference To
                ------                 -----------           -------------------

                 31.3   Rule 13a-14(a) Certification of      Filed herewith as
                        Steven G. Larson, principal          page 89.
                        financial officer

                 32.1   Section 1350 Certification of        Filed herewith as
                        Christopher J. Dyball and Richard    page 90.
                        M. Haddock, co-chief executive
                        officers

                 32.2   Section 1350 Certification of        Filed herewith as
                        Steven G. Larson, chief financial    page 91.
                        officer


--------------------

*Indicates management contract or compensatory plan or arrangement.


(B)     REPORTS ON FORM 8-K

        On January 23, 2004, the Company filed a Report on Form 8-K dated January 23, 2004, which presented under Item 5 financial statements and independent accountants' reports to reflect the change from those contained in the Company's Form 10-K/A for the fiscal year ended March 31, 2003, to include the segment reporting disclosure in Note 4 to the financial statements.

        On February 11, 2004, the Company filed a Report on Form 8-K dated February 5, 2004, which reported under Item 12 the issuance of a press release containing financial results for the fiscal 2004 third quarter ended December 31, 2003.

        On March 17, 2004, the Company filed a Report on Form 8-K dated March 16, 2004, which presented under Item 5 audited consolidated financial statements as of and for the nine-month period ended December 31 2003, and as of March 31, 2003, and for the two years then ended, so that they could be incorporated into the Company's then-pending Form S-3 Registration Statement.

(C)     EXHIBITS

        Exhibits 10.2, 10.8, 21, 23.1, 23.2, 24, 31.1, 31.2, 31.3, 32.1, and
32.2 are filed herewith.

(D)     FINANCIAL STATEMENT SCHEDULE

        Schedule II to the Company's consolidated financial statements is on page 80.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
                         ON FINANCIAL STATEMENT SCHEDULE




The Board of Directors and Stockholders
Drexler Technology Corporation:

        The audit referred to in our report dated June 9, 2004, included the related financial statement schedule as of March 31, 2004, and for the year then ended, included in this Annual Report on Form 10-K. The financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based on our audit. In our opinion, such financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



/s/ KPMG LLP
Mountain View, California
June 9, 2004

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
                         ON FINANCIAL STATEMENT SCHEDULE




To the Board of Directors
of Drexler Technology Corporation:

       Our audit of the consolidated financial statements of Drexler Technology Corporation referred to in our report dated April 28, 2003, except for Note 4, as to which the date is January 22, 2004, which report and consolidated financial statements are included in this Annual Report on Form 10-K, also included an audit of the financial statement schedule for Fiscal 2003 and Fiscal 2002 listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



/s/ PricewaterhouseCoopers LLP
San Jose, California
April 28, 2003


                                                                                                                      SCHEDULE II




                                         DREXLER TECHNOLOGY CORPORATION AND SUBSIDIARIES

                                                VALUATION AND QUALIFYING ACCOUNTS
                                    For the Fiscal Years Ended March 31, 2002, 2003, and 2004




                                     Balance at        Additions (Deletions)   Additions
                                     Beginning          Charged (Credited)     Charged to                            Balance at
       Description                   of Period          to Profit and Loss   Other Accounts       Deductions       End of Period
       -----------                   ---------          ------------------   --------------       ----------       -------------
Fiscal 2002:

    Product return reserve           $    234,000       $    (127,000)       $          --        $      7,000     $     100,000
                                     ============       =============        =============        ============     =============

    Deferred tax asset
       valuation allowance           $  8,408,000       $  (3,048,000)       $   1,499,000        $  1,541,000     $   5,318,000
                                     ============       =============        =============        ============     =============

Fiscal 2003:

    Product return reserve           $    100,000       $          --        $          --        $     10,000     $      90,000
                                     ============       =============        =============        ============     =============

    Deferred tax asset
       valuation allowance           $  5,318,000       $          --        $          --        $     64,000     $   5,254,000
                                     ============       =============        =============        ============     =============

Fiscal 2004:

    Product return reserve           $     90,000       $          --                   --        $      4,000     $      86,000
                                     ============       =============        =============        ============     =============

    Bad debt reserve                 $         --       $          --        $     210,000 (1)    $         --     $     210,000
                                     ============       =============        =============        ============     =============

    Deferred tax asset
       valuation allowance           $  5,254,000       $   8,940,000        $     557,000 (2)    $         --     $  14,751,000
                                     ============       =============        =============        ============     =============

(1) This represents the amount of bad debt reserve recorded against the accounts receivable of the acquired entities at the date of acquisition.

(2) This amount relates to stock option deductions to be credited to additional paid-in capital when realized.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

        Dated: June 15, 2004


        DREXLER TECHNOLOGY CORPORATION

By:  /s/ Christopher J. Dyball              By:   /s/ Richard M. Haddock
   -------------------------------             -------------------------------
        Christopher J. Dyball,                       Richard M. Haddock,
     Co-Chief Executive Officer                   Co-Chief Executive Officer

        KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Christopher J. Dyball, Richard M. Haddock, and Steven G. Larson, and each of them, acting individually, as his attorney-in-fact, each with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


        Signature                                 Title                              Date
        ---------                                 -----                              ----
/s/ Christopher J. Dyball           Co-Chief Executive Officer                  June 15, 2004
--------------------------------    (Co-Principal Executive Officer)
Christopher J. Dyball


/s/ Richard M. Haddock              Co-Chief Executive Officer                  June 15, 2004
--------------------------------    (Co-Principal Executive Officer)
Richard M. Haddock


/s/ Steven G. Larson                Vice President of Finance and Treasurer     June 15, 2004
--------------------------------    (Principal Financial Officer and
Steven G. Larson                    Principal Accounting Officer)


/s/ Jerome Drexler                  Chairman of the Board of Directors          June 15, 2004
--------------------------------
Jerome Drexler


/s/ Arthur H. Hausman               Director                                    June 15, 2004
--------------------------------
Arthur H. Hausman


/s/ Dan Maydan                      Director                                    June 15, 2004
--------------------------------
Dan Maydan


/s/ William E. Mckenna              Director                                    June 15, 2004
--------------------------------
William E. McKenna


/s/ Walter F. Walker                Director                                    June 15, 2004
--------------------------------
Walter F. Walker

                                INDEX TO EXHIBITS

                                  [ITEM 14(c)]
Exhibit
Number    Description
------    -----------

3.1       Amended and Restated Certificate of Incorporation; previously filed as
          Exhibit 3.1.1 to Report on Form 10-Q for period ended September 30, 2000, and incorporated herein by reference

3.2 Amended and Restated By-Laws; previously filed as Exhibit 3.2. to Report on Form 10-K for fiscal year ended March 31, 2002, and incorporated herein by reference

10.1 Building lease agreement with Renault & Handley Employees Investment Co. for 2644-2648 Bayshore Parkway, Mountain View, CA; previously filed as Exhibit 10.1 to Report on Form 10-Q for period ending December 31, 2003, and incorporated herein by reference

10.2 Building lease agreement with Shoreline Park LLC for 1395 Charleston Road, Mountain View, CA (mailing address 1875 North Shoreline Boulevard, Mountain View, CA); filed herewith as page 82

10.3      Amended and Restated Stock Option Plan; previously filed as Exhibit
          10.4.1 to Report on Form 10-Q for period ended September 30, 2002, and incorporated herein by reference

10.4 Patent License Agreement with Nippon Conlux Co., Ltd.; previously filed as Exhibit 10.6 to Report on Form 10-K for fiscal year ended March 31, 1999, and incorporated herein by reference

10.5 U.S. Government subcontract with Information Spectrum Inc. (now Anteon International) dated June 2, 2000; previously filed as Exhibit 10.6 to Report on Form 10-K for fiscal year ended March 31, 2001, and incorporated herein by reference

10.6 Engagement Letter with Morgan Keegan & Co., Inc. (as amended); previously filed as Exhibit 99.1 to Report on Form 10-Q for period ended December 31, 2003

10.7      Stock and Warrant Purchase Agreement (as amended); previously filed as
          Exhibit 99.2 to Report on Form 10-Q for period ended December 31, 2003

10.8 Optical Card Manufacturing License Agreement with Global Investments Group (portions omitted pursuant to a request for confidential treatment); filed herewith as page 83

16.1 Letter re Change in Certifying Accountant; previously filed as Exhibit 16 to Report on Form 8-K dated April 8, 2002

16.2      Letter re Change in Certifying Accountant; previously filed as Exhibit
          16.1 to Report on Form 8-K dated August 29, 2003

21        Subsidiaries of the Registrant; filed herewith as page 84

23.1 Consent of Independent Registered Public Accounting Firm (KPMG); filed herewith as page 85

23.2 Consent of Independent Registered Public Accounting Firm (PricewaterhouseCoopers); filed herewith as page 86

24        Power of Attorney; filed herewith as page 81

31.1 Rule 13a-14(a) Certification of Christopher J. Dyball, co-principal executive officer; filed herewith as page 87

31.2 Rule 13a-14(a) Certification of Richard M. Haddock, co-principal executive officer; filed herewith as page 88

31.3 Rule 13a-14(a) Certification of Steven G. Larson, principal financial officer; filed herewith as page 89

32.1 Section 1350 Certification of Christopher J. Dyball and Richard M. Haddock, co-chief executive officers; filed herewith as page 90

32.2 Section 1350 Certification of Steven G. Larson, chief financial officer; filed herewith as page 91