Form 10-Q
period 2004-06-30
DREXLER TECHNOLOGY CORP
filed 2004-08-11
CIK 30140

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2004



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


      1875 North Shoreline Boulevard, Mountain View, California 94043-1319
      --------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)


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

Number of outstanding shares of common stock, $.01 par value, at August 2, 2004:
11,410,064.

                                        TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION                                                       Page Number

         Item 1.   Condensed Consolidated Financial Statements (Unaudited)                2
                   Condensed Consolidated Balance Sheets                                  3
                   Condensed Consolidated Statements of Operations                        4
                   Condensed Consolidated Statements of Cash Flows                        5
                   Notes to Condensed Consolidated Financial Statements                   6

         Item 2.   Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                                   13

         Item 3.   Quantitative and Qualitative Disclosures about Market Rate Risks      31

         Item 4.   Controls and Procedures                                               31

PART II. OTHER INFORMATION

         Item 1.   Legal Proceedings                                                     31

         Item 2.   Changes in Securities and Use of Proceeds                             31

         Item 3.   Defaults Upon Senior Securities                                       32

         Item 4.   Submission of Matters to a Vote of Security Holders                   32

         Item 5.  Other Information                                                      32

         Item 6.  Exhibits and Reports on Form 8-K                                       32

SIGNATURES                                                                               33


--------------------------------------------------------------------------------------------------


PART I.  FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


                                 DREXLER TECHNOLOGY CORPORATION AND SUBSIDIARIES
                                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                                   (UNAUDITED)

                                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                                                                       JUNE 30,         MARCH 31,
                                                                                         2004             2004*
                                                                                         ----             -----
                                                      ASSETS
Current assets:
   Cash and cash equivalents                                                           $ 12,165         $ 11,688
   Short-term investments                                                                   292              981
   Accounts receivable, net                                                               2,599            2,550
   Inventories                                                                            6,729            6,799
   Prepaid and other current assets                                                       1,153            1,276
                                                                                       --------         --------
      Total current assets                                                               22,938           23,294
                                                                                       --------         --------

Property and equipment, at cost                                                          29,135           27,609
   Less--accumulated depreciation and amortization                                      (16,715)         (16,079)
                                                                                       --------         --------
      Property and equipment, net                                                        12,420           11,530

Long-term investments                                                                     8,246            8,246
Equipment held for resale                                                                 2,709            2,419
Patents and other intangibles, net                                                          941              978
Goodwill                                                                                  3,290            3,321
Other non-current assets                                                                     --               47
                                                                                       --------         --------
           Total assets                                                                $ 50,544         $ 49,835
                                                                                       ========         ========

                                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                                    $  2,591         $  4,249
   Accrued liabilities                                                                    2,219            2,035
   Deferred tax liability                                                                   531              608
   Advance payments from customers                                                        3,009            3,102
   Deferred revenue                                                                         262              111
   Bank borrowings                                                                           55              726
   Current portion of long-term debt                                                        141              440
                                                                                       --------         --------
      Total current liabilities                                                           8,808           11,271
                                                                                       --------         --------

Long-term debt, net of current portion                                                    2,019            2,378
Deferred Revenue, net of current portion                                                  2,000               --
Advance payments from customers                                                           3,500              500
                                                                                       --------         --------
           Total liabilities                                                           $ 16,327         $ 14,149
                                                                                       --------         --------

Commitments and contingencies

Stockholders' equity:
     Preferred stock, $.01 par value:
      Authorized--2,000,000 shares
      Issued--none                                                                           --               --
   Common stock, $.01 par value:
      Authorized--30,000,000 shares
      Issued and outstanding--11,410,064 shares
           at June 30, 2004 and 11,399,764 shares at March 31, 2004                         114              114
   Additional paid-in capital                                                            53,926           53,816
   Accumulated deficit                                                                  (19,788)         (18,244)
   Accumulated other comprehensive loss                                                     (35)              --
                                                                                       --------         --------
           Total stockholders' equity                                                    34,217           35,686
                                                                                       --------         --------

               Total liabilities and stockholders' equity                              $ 50,544         $ 49,835
                                                                                       ========         ========

                    * Amounts derived from audited financial statements at the date indicated
        The accompanying notes are an integral part of these condensed consolidated financial statements.


                          DREXLER TECHNOLOGY CORPORATION AND SUBSIDIARIES
                          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                            (UNAUDITED)
                             (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                          THREE MONTHS ENDED
                                                                               JUNE 30,
                                                                         2004             2003
                                                                         ----             ----
Revenues:
         Total revenues                                                $  8,710         $  2,446
                                                                       --------         --------

Cost of product sales                                                     6,366            2,556
                                                                       --------         --------

         Gross profit (loss)                                              2,344             (110)
                                                                       --------         --------

Operating expenses:
     Selling, general, and administrative expenses                        3,034            1,769
     Research and engineering expenses                                      851              612
                                                                       --------         --------
         Total operating expenses                                         3,885            2,381
                                                                       --------         --------

              Operating loss                                             (1,541)          (2,491)

Other income, net                                                            23               64
                                                                       --------         --------

              Loss before income taxes                                   (1,518)          (2,427)

Income tax expense (benefit)                                                 26             (971)
                                                                       --------         --------

              Net loss                                                 $ (1,544)        $ (1,456)
                                                                       ========         ========

Net loss per share:
              Basic and diluted net loss per share                     $   (.14)        $   (.14)
                                                                       ========         ========

Weighted-average shares of common stock used in
     computing basic and diluted, net loss per share                     11,407           10,478
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


                               DREXLER TECHNOLOGY CORPORATION AND SUBSIDIARIES
                               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                 (UNAUDITED)
                                                (IN THOUSANDS)

                                                                                       THREE MONTHS ENDED
                                                                                            JUNE 30,
                                                                                     2004             2003
                                                                                     ----             ----
Cash flows from operating activities:
Net loss                                                                           $ (1,544)        $ (1,456)
     Adjustments to reconcile net loss to net cash provided by (used in)
        operating activities:
        Depreciation and amortization                                                   709              466
        Loss on disposal of fixed assets                                                  8               --
        Provision for doubtful accounts receivable                                       --                2
        Provision for excess and obsolete inventory                                      16               --
        Provision for product return reserve                                            115               --
        Expenses related to employee stock purchase plan                                 33               20
     Changes in operating assets and liabilities:
        Decrease in accounts receivable                                                 158            1,401
        Decrease in inventories                                                          33              263
        Decrease in other assets                                                          5              384
        Decrease in accounts payable and accrued liabilities                         (2,125)            (565)
        Changes in deferred income taxes                                                (72)            (971)
        Increase  in deferred revenue                                                 2,151                4
        Increase (decrease) in advance payments from customers                        3,033             (567)
                                                                                   --------         --------

           Net cash provided by (used in) operating activities                        2,520           (1,019)
                                                                                   --------         --------

Cash flows from investing activities:
     Purchases of property and equipment                                             (1,520)            (736)
     Investment in patents and other intangibles                                        (30)             (34)
     Proceeds from maturities of investments                                            689            5,891
                                                                                   --------         --------

           Net cash (used in) provided by investing activities                         (861)           5,121
                                                                                   --------         --------

Cash flows from financing activities:
     Proceeds from sale of common stock through stock plans                             110            1,115
     Repayment of bank loan                                                            (662)              --
     Repayment of long term debt                                                       (650)              --
                                                                                   --------         --------

           Net cash (used in) provided by financing activities                       (1,202)           1,115
                                                                                   --------         --------

           Effect of exchange rate changes on cash                                       20               --
                                                                                   --------         --------

Net increase in cash and cash equivalents                                               477            5,217

Cash and cash equivalents:
     Beginning of period                                                             11,688            5,754
                                                                                   --------         --------
     End of period                                                                 $ 12,165         $ 10,971
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

        These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto for the year ended March 31, 2004, included in the Company's Annual Report on Form 10-K.

        The results of operations for the three-month period ended June 30, 2004 are not necessarily indicative of results to be expected for the entire fiscal year ending March 31, 2005.

        FISCAL PERIOD: For purposes of presentation, the Company labels its annual accounting period end as March 31 and its interim quarterly periods as ending on the last day of the corresponding month. The Company, in fact, operates and reports based on quarterly periods ending on the Friday closest to month end. The 13-week first quarter of fiscal 2004 ended on June 27, 2003, and the 13-week first quarter of fiscal 2005 ended on July 2, 2004.

        INVENTORIES: Inventories are stated at the lower of cost or market, with cost determined on a first-in, first-out basis and market based on the lower of replacement cost or estimated net realizable value. The components of inventories are (in thousands):

                                    JUNE 30,               MARCH 31,
                                     2004                    2004
                                     ----                    ----

         Raw materials             $    3,540             $    3,243
         Work-in-process                1,622                  1,651
         Finished goods                 1,567                  1,905
                                   ----------             ----------
                                   $    6,729             $    6,799
                                   ==========             ==========

        RECLASSIFICATIONS. Certain items have been reclassified in the prior year to conform to the current year presentation.

        NET LOSS PER SHARE: Basic and diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding. As the effect of common stock equivalents would be antidilutive, stock options and warrants were excluded from the calculation of diluted net loss per share for the three-month periods ended June 30, 2004 and 2003. Accordingly, basic and diluted net loss per share were the same for the three months ended June 30, 2004 and 2003.

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

        The Company's U.S. government subcontract requires delivery into a secure vault located on Company premises. Shipments are made from the vault on a shipment schedule provided by the prime contractor, which is subject to revision, but not cancellation, at the option of the prime contractor. At the time the cards are delivered into the vault, title to the cards is transferred to the government and all risks of ownership are transferred as well. The prime contractor is invoiced, with payment due within thirty days, and the contract does not contain any return (other than for warranty) or cancellation provisions. Pursuant to the provisions of Staff Accounting Bulletin No. 104 (SAB
104), revenue is recognized on delivery into the vault as the Company has fulfilled its contractual obligations and the earnings process is complete. If the Company does not receive a shipment schedule, revenue is deferred and recognized upon shipment from the vault. In addition, revenue recognition for future deliveries into the vault would be affected if the U.S. government cancels the shipment schedule. As a result, the Company's revenues may fluctuate from period to period if the Company does not continue to obtain shipment schedules under this subcontract or if the shipment schedules are cancelled. During first quarter ended June 30, 2004, the Company received notification from the prime contractor which delayed delivery of products subject to an existing shipment schedule, and further amendments may be possible. The Company believes that this extension does not preclude revenue recognition under SAB 104.

        In May 2003, the Emerging Issues Task Force ("EITF") finalized the terms of EITF Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables," (EITF 00-21) which provides criteria governing how to identify whether goods or services that are to be delivered separately in a bundled sales arrangement should be accounted for separately. Deliverables are accounted for separately if they meet all of the following criteria: a) the delivered items have stand-alone value to the customer; b) the fair value of any undelivered items can be reliably determined; and c) if the arrangement includes a general right of return, delivery of the undelivered items is probable and substantially controlled by the seller. In situations where the deliverables fall within higher-level literature as defined by EITF 00-21, the Company applies the guidance in that higher-level literature. Deliverables that do not meet these criteria are combined with one or more other deliverables. The Company adopted EITF 00-21 for any new arrangements entered into after July 1, 2003 and now assesses all revenue arrangements against the criteria set forth in EITF 00-21.

        The Company applies the provisions of Statement of Position 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts" (SOP 81-1) in applicable contracts. Revenues on time and materials contracts are recognized as services are rendered at contract labor rates plus material and other direct costs incurred. Revenues on fixed price contracts are recognized on the percentage of completion method based on the ratio of total costs incurred to date compared to estimated total costs to complete the contract. Estimates of costs to complete include material, direct labor, overhead and allowable general and administrative expenses. In circumstances where estimates of costs to complete a project cannot be reasonably estimated, but it is assured that a loss will not be incurred, the percentage-of-completion method based on a zero profit margin, rather than the completed-contract method, is used until more precise estimates can be made. During the first quarter ended June 30, 2004, the Company recognized approximately $65,000 of revenues based on a zero profit margin. The full amount of an estimated loss is charged to operations in the period it is determined that a loss will be realized from the performance of a contract.

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

        License revenue, which may consist of up-front license fees and long-term royalty payments, is recognized as revenue when earned. The cost of license revenue is not material and is included in selling, general and administrative expenses. There was no license revenue for the fiscal 2005 first quarter ended June 30, 2004 or the fiscal 2004 first quarter ended June 30, 2003.

        In the fiscal 2005 first quarter, the Company sold a card-manufacturing license, effective April 3, 2004, to the Global Investments Group, based in Auckland, New Zealand, for card manufacturing in Slovenia. This agreement provides for payments to the Company of $29 million for the license over the 20-year term of the license (including a five-year training support package, followed by an ongoing support phase for an additional 15 years). Additionally, the Company is to sell approximately $12 million worth of manufacturing equipment and installation support for the to-be-built new facility to provide a targeted initial manufacturing capacity of 10 million optical cards annually. As of June 30, 2004 the Company had $2.7 million of this equipment classified as equipment held for resale on its balance sheet. Options to increase capacity to 30 million cards per year are provided in the agreement. The Company has received the initial $5.5 million of payments called for in the agreements as of June 30, 2004, consisting of a partial payment for the equipment of $1.5 million and $4.0 million toward the licensing fee and training charges, which are classified as long-term liabilities within the consolidated balance sheets. In addition to the $41 million discussed above, Global Investments Group is to pay the Company royalties for each card produced under the license. The territories covered by the license include most of the European Union and eastern European regions. The Global Investments Group has exclusive marketing rights in certain territories, with performance goals to maintain these rights. The Company will assign personnel on site during the license term to assist with quality, security, and operational procedures, with a mutual goal that the facility and the cards made there conform to the Company's standards. Global Investments Group anticipates start up of the new facility is late in calendar 2005. Revenue under this license will be allocated over the remaining term of the agreement beginning when operation of the factory commences. The Company also retains rights to utilize up to 20% of the new facility capacity as backup and capacity buffer to augment its own card manufacturing facilities in Mountain View, California. The granting of this license to GIG establishes a potential second source supplier of optical memory cards for existing and prospective customers who may request multiple sources for cards. The Company does not expect to record material license revenues under this agreement prior to fiscal 2006, after which revenue will be recorded over the remainder of the 20-year license term.

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

        Significant management judgment is required in determining the provision for income taxes and, in particular, any valuation allowance recorded against the Company's deferred tax assets. During fiscal 2002, the Company recorded a tax benefit of $2.8 million, which included a $3.0 million reduction to the valuation allowance on its deferred tax assets, net of federal alternative minimum taxes, based on management's assessment that such portion of its deferred tax assets would more likely than not be realized. Due to the Company's recent cumulative tax loss history for the three-year period ending March 31, 2004, income statement loss history over the past five quarters, and the continuing difficulty in forecasting the timing of future revenue as evidenced by the deviations in achieved revenues from expected revenues during the past few quarters and taking into account the newness of certain customer relationships, the Company determined it was necessary to provide a full valuation allowance under SFAS No.109 of the deferred tax asset. As a result, the Company had recorded a valuation allowance of $14.8 million as of March 31, 2004, which included a charge to increase the valuation allowance against the beginning of the year net deferred tax asset balance of $7.1 million and a charge against its net deferred tax asset generated during fiscal 2004 in the amount of $2.4 million for the year ended March 31, 2004, due to uncertainties related to the Company's ability to utilize its deferred tax assets. As of June 30, 2004, the Company continues to provide for a full valuation allowance of $14.8 million relating to its U.S. operations.

        STOCK-BASED COMPENSATION. The Company accounts for its stock-based compensation plans using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Compensation cost for stock options, if any, is measured by the excess of the quoted market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock. SFAS No. 123,

"Accounting for Stock-Based Compensation," established accounting and disclosure requirements using a fair-value based method of accounting for stock-based employee compensation plans. The following table illustrates the effect on net loss and loss per share as if the Company had applied the fair value recognition provisions of SFAS No. 123 (in thousands except per share amounts):

                                                                            THREE MONTHS ENDED JUNE 30,
                                                                            ---------------------------
                                                                              2004               2003
                                                                              ----               ----
        Net loss, as reported                                              $   (1,544)        $   (1,456)
                                                                           ==========         ==========

        Add:     Stock-based employee compensation expense included                33                 20
                 in reported net loss, net of related tax effects in 2003

        Deduct: Total stock-based employee compensation
                 determined under fair value based method for all
                  awards, net of related tax effects in 2003                     (432)              (336)
                                                                           ----------         ----------
        Pro forma net loss                                                 $   (1,943)        $   (1,772)
                                                                           ==========         ==========

        Loss per common share:
            Basic and diluted - as reported                                $     (.14)        $     (.14)
                                                                           ==========         ==========
            Basic and diluted - as pro forma                               $     (.17)        $     (.17)
                                                                           ==========         ==========

        Common shares used in computing basic and diluted pro forma
            Net loss per share:
            Basic and diluted                                                  11,407             10,478
                                                                           ==========         ==========

        The Company computed the fair value of each option grant on the date of grant using the Black-Scholes option valuation model with the following assumptions:

                                                          THREE MONTHS ENDED
                                                            JUNE 30, 2003
                                                            -------------

        Risk-free interest rate                                  2.74%
        Average expected life of option..                       5 years
        Dividend yield                                             0%
        Volatility of common stock                                50%
        Weighted average fair value of option grants            $10.06

During the three month period ended June 30, 2004, there were no options granted.

        ISSUANCE OF STOCK, OPTIONS, AND WARRANTS. In December 2003, the Company issued and sold 791,172 shares of common stock, options to purchase 122,292 shares of common stock, and warrants to purchase 174,057 shares of common stock for an aggregate purchase price of $10 million in a private placement. The Company received net proceeds of $9.4 million (net of fees and expenses). The purchase price of the common stock was $12.76 per share, which was at a 15% discount from the five-day average price as of December 23, 2003. The options have an exercise price of $16.51 per share and a nine-month life. The warrants have an exercise price of $17.26 per share and a life of five years. The options and warrants were valued at $245,000 and $984,000, respectively, based on a Black-Scholes calculation as of December 23, 2003 and pursuant to the provisions of EITF Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock," (EITF 00-19) were recorded at those values in short-term and long-term liabilities. The balance of the net proceeds was accounted for as additional paid-in capital. Under EITF 00-19, the Company marks-to-market the fair value of the options and warrants at the end of each accounting period. At March 31, 2004, this resulted in options and warrants valued at $195,000 and $916,000, respectively. The decrease in the valuation of the options and warrants, between December 23, 2003 and March 31, 2004, of $118,000 was recorded as other income in the accompanying consolidated statements of operations and resulted from a decrease in the Company's stock price. On February 6, 2004, the Company and the investors entered into an amendment to their original agreement that resulted in the reclassification of the options and warrants to equity. The amendment clarified that the options and warrants granted in the financing may be exercised at a time when a registration statement covering the resale of the underlying share is not effective or available and that in such instance the Company would deliver to the investors shares of common stock whose resale is not currently registered. On the effective date of the amendment, the option and warrant value was reclassified to equity as additional paid-in capital. As a result of the increase in the value of the options and warrants from the closing date to the amendment date due to increases in the Company's stock price, the Company recognized an expense of $211,000 which is included in other expense in the consolidated statements of operations for the fourth quarter of fiscal 2004. The Company is subject to certain indemnity provisions included in the stock purchase agreement entered into as part of the financing in connection with its registration of the resale of the common stock issued and issuable in the financing. Morgan Keegan & Company, Inc. acted as the Company's placement agent for this transaction and was granted warrants to purchase 15,824 shares of common stock.

        CONCENTRATION OF CREDIT RISK. Two customers comprised 30% and 13% of accounts receivable as of June 30, 2004 and two customers comprised 26% and 23%, respectively, of accounts receivable as of March 31, 2004.

        SEGMENT REPORTING. The Company's three reportable segments are: (1) optical memory cards, (2) optical memory card drives, maintenance, and related accessories ("optical card drives"), and (3) specialty cards & printers. The segments were determined based on the information used by the chief operating decision maker. The segments reported are not strategic business units which offer unrelated products and services, rather these reportable segments utilize compatible technology and are marketed jointly.

        The accounting policies used to derive reportable segment results are the same as those described in the "Summary of Significant Accounting Policies." Resources are allocated to the segments in a manner that optimizes optical memory card revenues as determined by the chief operating decision maker. Segment revenues are comprised of sales to external customers. Segment gross profit (loss) includes all segment revenues less the related cost of sales. Fixed assets and inventory are not separately reported by segment to the chief operating decision maker. Accounts receivable, cash, deferred income taxes, prepaid expenses, certain fixed assets, and other assets are not separately identifiable to segments. Therefore, the amount of assets by segment is not meaningful. There are no inter-segment sales or transfers. All of the Company's long-lived assets are attributable to the United States except for $3.4 million that are attributable to Germany.

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

        The tables below present information for optical memory cards, optical card drives and specialty cards and printers for the three-month periods ended June 30, 2004 and 2003 (in thousands):

                                     THREE MONTHS ENDED JUNE 30, 2004                      THREE MONTHS ENDED JUNE 30, 2003
                           -----------------------------------------------------          ----------------------------------

                           OPTICAL                       SPECIALTY                        OPTICAL
                           MEMORY         OPTICAL         CARDS &        SEGMENT          MEMORY     OPTICAL CARD     SEGMENT
                           CARDS        CARD DRIVES       PRINTERS        TOTAL           CARDS         DRIVES         TOTAL
                           -----        -----------       --------        -----           -----         ------         -----
Revenue                    $ 5,634         $ 289          $  2,780       $ 8,703          $ 2,290       $  114        $ 2,404
Cost of sales                3,880           527             1,943         6,350            2,202          325          2,527
Gross profit (loss)          1,754          (238)              837         2,353               88         (211)          (123)
Depreciation and
  amortization expense         358            60                63           481              271           32            303

The following is a reconciliation of segment results to amounts included in the Company's condensed consolidated financial statements:

                                       THREE MONTHS ENDED JUNE 30, 2004                   THREE MONTHS ENDED JUNE 30, 2003
                                       --------------------------------                   --------------------------------

                                     SEGMENT                                            SEGMENT
                                      TOTAL        OTHER (A)        TOTAL                TOTAL        OTHER (A)        TOTAL
                                      -----        ------           -----                -----        ------           -----
Revenue                              $ 8,703        $  7           $ 8,710              $ 2,404        $ 42           $ 2,446
Cost of sales                          6,350          16             6,366                2,527          29             2,556
Gross profit (loss)                    2,353          (9)            2,344                 (123)         13              (110)
Depreciation and
  amortization expense                   481         228               709                  303         163               466

        (a) Other revenue consists miscellaneous items not associated with segment activities. Other cost of sales, depreciation and amortization expense represents corporate and other costs not directly associated with segment activities.

OTHER COMPREHENSIVE LOSS. The following are the components of other comprehensive loss (in thousands):

                                                   THREE MONTHS ENDED JUNE 30,
                                                   ---------------------------

                                                     2004              2003
                                                     ----              ----

        Net loss                                  $  (1,544)         $  (1,456)
        Net change in cumulative foreign
          currency translation adjustments              (35)                --
                                                  ---------          ---------
        Other comprehensive loss                  $ ( 1,579)         $  (1,456)
                                                  =========          =========


        The components of accumulated other comprehensive loss mainly consist of cumulative foreign currency translation adjustments of approximately $35,000 as of June 30, 2004.

        RECENT ACCOUNTING PRONOUNCEMENTS. In December 2003, the Financial Accounting Standards Board issued Interpretation No. 46 (Revised December 2003), "Consolidation of Variable Interest Entities," originally issued in January 2003. FIN 46 requires an investor with a majority of the variable interests (primary beneficiary) in a variable interest entity (VIE) to consolidate the entity and also requires majority and significant variable interest investors to provide certain disclosures. A VIE is an entity in which the voting equity investors do not have a controlling interest, or the equity investment at risk is insufficient to finance the entity's activities without receiving additional subordinated financial support from other parties. We currently do not have any financial interest in variable interest entities that would require consolidation or any significant exposure to VIEs that would require disclosure. Therefore, the provisions of this Interpretation do not have a material impact on our consolidated financial position or results of operations.

In May 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 did not have an impact on the Company's consolidated financial position or results of operations.

        In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 establishes standards for how companies classify and measure certain financial instruments with characteristics of both liabilities and equity. It requires companies to classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS No. 150 is effective beginning with the third quarter of fiscal 2004. The adoption of SFAS No. 150 did not have an impact on the Company's consolidated financial position or results of operations.

        In July 2003, the EITF reached a consensus on Issue No. 03-5, "Applicability of AICPA Statement of Position 97-2 (SOP 97-2) to Non-Software Deliverables" (EITF 03-5). The consensus was reached that SOP 97-2 is applicable to non-software deliverables if they are included in an arrangement that contains software that is essential to the non-software deliverables' functionality. This consensus is to be applied to Company's financial year beginning after October 1, 2003. The adoption of EITF 03-5 did not have an impact on the Company's consolidated financial position or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

        The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this Form 10-Q Report and the consolidated financial statements and notes thereto for the year ended March 31, 2004, included in the Company's fiscal 2004 Annual Report on Form 10-K.

FORWARD-LOOKING STATEMENTS

        All statements contained in this report that are not historical facts are forward-looking statements. The forward-looking statements in this report are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. They are not historical facts or guarantees of future performance or events. Rather, they are based on current expectations, estimates, beliefs, assumptions, and goals and objectives and are subject to uncertainties that are difficult to predict. As a result, the Company's actual results may differ materially from the statements made. Often such statements can be identified by their use of words such as "may," "will," "intends," "plans," "believes," "anticipates," "visualizes," "expects," and "estimates." Forward-looking statements made in this report include statements as to current and potential market segments, customers, and applications for and deployment of the products of the Company; statements as to the business benefits to the Company as a result of the March 2004 acquisition of two German companies--including increased revenue potential, card production capacity and product flexibility; statements as to the advantages of, potential income from, and duties to be performed under the sale of a second-source card manufacturing license; statements as to the Global Investments Group (GIG) license for second-source card production in Slovenia, including future scheduled payments and royalties, targeted startup date and production capacity, and that the Company will sell equipment to GIG, provide GIG with installation support, and have on-site personnel; production quantities, delivery rates and expected delivery schedule, backlog, and revenue recognition for Company products for U.S. or foreign government programs; statements as to potential deployment and use of the Company's products in the Department of Homeland Security (DHS) U.S. Visitor and Immigration Status Indication Technology (US-VISIT) program; expectations as to the new sheet-lamination production facilities and the short-term effect on gross margins; uncertainties associated with achieving adequate production capacity for sheet-lamination process cards to meet order requirements and delivery schedules; anticipated continued use of the Company's products by the governments of the United States, Canada, and Italy; reliance on value-added resellers and system integrators to generate sales, perform customer system integration, develop application software, test products, and work with governments to implement card programs; the Company's efforts to recruit new value-added resellers (VARs); the need for, expected success of, and potential benefits from the Company's research and engineering efforts, including developing new or enhanced card capabilities, software products, production-model read-only drives, or drives with advanced security features or lower manufacturing costs; whether introduction of new drives will increase sales, and the effects of read/write drive prices and sales volume on gross profits or gross margins from read/write drive sales; the Company's belief that the read/write drive inventory is reflected at its net realizable value; belief that there is a market for both designs of its read/write drives to support and expand optical card sales and that the read/write drive inventory on hand will be ordered by customers; expectations regarding revenues, margins, capital resources, and capital expenditures and investments, and the Company's deferred tax asset and related valuation allowance; anticipated reductions of federal tax cash payments due to current Company tax benefits; statements as to expected card delivery volumes, estimates of optical card production capacity, expected card yields there from, the Company's ability to expand production capacity, and the Company's plans and expectations regarding the growth and associated capital costs of such capacity; estimates that revenues will be sufficient to generate cash from operating activities over the next 12 months despite expected quarterly fluctuations; expectations regarding market growth, product demand, and the continuation of current programs; potential expansion or implementation of government programs utilizing optical memory cards, including without limitation, those in Senegal, India, an Saudi Arabia, and the timing of the award of any prime contracts for such programs; and the Company's plans, objectives, and expected future economic performance.

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

and Italian government business; risks associated with doing business in and with foreign countries; whether the Company can successfully integrate and operate its recently acquired German subsidiaries; whether the Company will be successful in assisting GIG with factory startup and training; whether GIG will have the financial wherewithal to make its required payments to the Company and to operate the facility; whether the facility will efficiently produce high quality optical memory cards in volume; whether GIG will be able to procure and satisfy customers so that it owes and pays royalties; and whether GIG will encounter unexpected delays in constructing and staffing the facility; lengthy sales cycles and changes in and dependence on government policy-making; reliance on value-added resellers and system integrators to generate sales, perform customer system integration, develop application software, integrate optical card systems with other technologies, test products, and work with governments to implement card programs; risks and difficulties associated with development, manufacture, and deployment of optical cards, drives, and systems; the impact of litigation or governmental or regulatory proceedings; the ability of the Company or its customers to initiate and develop new programs utilizing the Company's card products; risks and difficulties associated with development, manufacture, and deployment of optical cards, drives, and systems; potential manufacturing difficulties and complications associated with increasing manufacturing capacity of cards and drives, implementing new manufacturing processes, and outsourcing manufacturing; the Company's ability to produce and sell read/write drives in volume; the unpredictability of customer demand for products and customer issuance and release of corresponding orders; government rights to withhold order releases, reduce the quantities released, and extend shipment dates; whether the Company receives a fixed payment schedule and/or a schedule, notification, or plan for shipments out of the government-funded vault located on the Company's premises, enabling the Company to recognize revenues on cards delivered to the vault instead of when cards later are shipped from the vault; the impact of technological advances, general economic trends, and competitive products; and the possibility that optical memory cards will not be purchased for the full implementation of card programs in Italy, Saudi Arabia, India, and Senegal or for DHS programs in the U.S., or will not be selected for other government programs in the U.S. and abroad, including the US-VISIT program; the risks set forth in the section entitled "Risks and Other Factors That May Affect Future Operating Results" and elsewhere in this report; and other risks detailed from time to time in the Company's SEC filings. These forward-looking statements speak only as to the date of this report, and, except as required by law, the Company undertakes no obligation to publicly release updates or revisions to these statements whether as a result of new information, future events, or otherwise.

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

        The Company's U.S. government subcontract requires delivery into a secure vault located on the Company's premises. Shipments are made from the vault on a shipment schedule provided by the prime contractor, which is subject to revision, but not cancellation, at the option of the prime contractor. At the time the cards are delivered into the vault, title to the cards is transferred to the government and all risks of ownership are transferred as well. The prime contractor is invoiced, with payment due within thirty days, and the contract does not contain any return (other than for warranty) or cancellation provisions. Pursuant to the provisions of SEC Staff Accounting Bulletin (SAB) No. 104, revenue is recognized on delivery into the vault as the Company has fulfilled its contractual obligations and the earnings process is complete. If the Company does not receive a shipment schedule for shipment of cards from the vault, revenue is recognized upon shipment from the vault. In addition, revenue recognition for future deliveries into the vault would be affected if the U.S. government cancels the shipment schedule. As a result, the Company's revenues may fluctuate from period to period if the Company does not continue to obtain shipment schedules under this subcontract or if the shipment schedules are cancelled. During first quarter ended June 30, 2004, the Company received notification from the prime contractor which delayed delivery of products subject to an existing shipment schedule, and further amendments may be possible. The Company believes that this extension does not preclude revenue recognition under SAB 104.

        In May 2003, the Emerging Issues Task Force ("EITF") finalized the terms of EITF Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables," (EITF 00-21) which provides criteria governing how to identify whether goods or services that are to be delivered separately in a bundled sales arrangement should be accounted for separately. Deliverables are accounted for separately if they meet all of the following criteria: a) the delivered items have stand-alone value to the customer; b) the fair value of any undelivered items can be reliably determined; and c) if the arrangement includes a general right of return, delivery of the undelivered items is probable and substantially controlled by the seller. In situations where the deliverables fall within higher-level literature as defined by EITF 00-21, the Company applies the guidance in that higher-level literature. Deliverables that do not meet these criteria are combined with one or more other deliverables. The Company adopted EITF 00-21 for any new arrangements entered into after July 1, 2003 and now assesses all revenue arrangements against the criteria set forth in EITF 00-21.

        The Company applies the provisions of Statement of Position 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts" (SOP 81-1) in applicable contracts. Revenues on time and materials contracts are recognized as services are rendered at contract labor rates plus material and other direct costs incurred. Revenues on fixed price contracts are recognized on the percentage of completion method based on the ratio of total costs incurred to date compared to estimated total costs to complete the contract. Estimates of costs to complete include material, direct labor, overhead and allowable general and administrative expenses. In circumstances where estimates of costs to complete a project cannot be reasonably estimated, but it is assured that a loss will not be incurred, the percentage-of-completion method based on a zero profit margin, rather than the completed-contract method, is used until more precise estimates can be made. During the first quarter ended June 30, 2004, the Company recognized approximately $65,000 of revenues based on a zero profit margin. The full amount of an estimated loss is charged to operations in the period it is determined that a loss will be realized from the performance of a contract.

        License revenue, which may consist of up-front license fees and long-term royalty payments, is recognized as revenue when earned. The second-source card manufacturing license sold in April 2004 to Global Investments Group provides for license fees, training charges, and royalty payments to the Company for each card produced during the 20-year term of the license agreement. This is a multi-element arrangement as described in Emerging Issues Task Force (EITF) Issue No. 00-21; revenue derived from the up-front payments will be recognized ratably over the remainder of the 20-year license term once the plant has begun production. The cost of license revenue is not material and is included in selling, general, and administrative expenses.

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

        Significant management judgment is required in determining the provision for income taxes and, in particular, any valuation allowance recorded against the Company's deferred tax assets. During fiscal 2002, the Company recorded a tax benefit of $2.8 million, which included a $3.0 million reduction to the valuation allowance on its deferred tax assets, net of federal alternative minimum taxes, based on management's assessment that such portion of its deferred tax assets would more likely than not be realized. Due to the Company's recent cumulative tax loss history for the three-year period ending March 31, 2004, income statement loss history over the past five quarters, and the continuing difficulty in forecasting the timing of future revenue as evidenced by the deviations in achieved revenues from expected revenues during the past few quarters and taking into account the newness of certain customer relationships, the Company determined it was necessary as of March 31, 2004, to increase the valuation allowance under SFAS No.

109 to the full amount of the deferred tax asset. As a result, the Company had recorded a valuation allowance of $14.8 million as of March 31, 2004, which included a charge to increase the valuation allowance against the beginning of the year net deferred tax asset balance of $7.1 million and a charge against its net deferred tax asset generated during fiscal 2004 in the amount of $2.4 million for the year ended March 31, 2004, due to uncertainties related to the Company's ability to utilize its deferred tax assets. As of June 30, 2004, the Company continues to provide for a full valuation allowance of $14.8 million relating to its U.S. operations.

        The Company's methodology for determining the realizability of its deferred tax assets involves estimates of future taxable income; the estimated impact of future stock option deductions; and the expiration dates and amounts of net operating loss carryforwards. These estimates are based on near-term projections and assumptions which management believes to be reasonable. For recent prior periods, the Company had been estimating future taxable income from its core business, which assumed on-going business under the U.S. government subcontract for Permanent Resident Cards and Laser Visa Border Crossing Cards and the Canadian government's Permanent Resident Card program, as well as estimated operating expenses to support that level of business, as offset by the estimated impact of future stock option deductions. The Company went back to estimating future taxable income based upon its expectations for the current and next three years because this past core business has not proven to be as stable as the Company had believed it to be and because this past core business is expected to represent an increasingly smaller part of the business. This is because the Company expects revenues from these U.S. programs to stabilize at revenue levels lower than had been expected in the past and because the Company expects new foreign business, which has fluctuated considerably quarter to quarter, to comprise a larger portion of the core business. The Company has had difficulty in the past, and expects to have continued difficulty in the future, in reliably forecasting its foreign business and the revenue to be received from it. This, in combination with the anticipated three-year cumulative tax loss for the period ended June 30, 2004, has resulted in the Company basing its estimates of future income for these purposes to booked orders only. As circumstances change, the Company may in the future be able to revert back to estimating future revenue based upon its forecast revenues rather than only using booked orders, although the Company cannot say when this will occur.

        In concluding that a valuation allowance was required, the Company considered both the positive and negative evidence regarding its ability to generate sufficient future taxable income to realize its deferred tax assets. Positive evidence included having achieved profitability for financial reporting purposes from fiscal 1999 through fiscal year 2003. Other positive evidence included (1) the level of sales and business experienced under the contract with the Canadian government's Permanent Resident Card program; (2) prospects in Italy and Saudi Arabia for national identification card programs; (3) the heightened interest in border security initiatives following the events of September 11, 2001; and (4) expected future orders. Negative evidence included
(1) the Company's reliance on a limited number of customers for a substantial portion of its business; (2) the uncertainty in timing of anticipated orders from customers; (3) the impact of future stock option deductions on taxable income; and (4) recent experience of net operating loss carryforwards expiring unused; (5) the loss for the first quarter of fiscal 2005 and the losses in fiscal 2004; and (6) the prospect of three years' cumulative tax net operating losses. In weighing the positive and negative evidence above, the Company considered the "more likely than not" criteria pursuant to SFAS No. 109 as well as the risk factors related to its future business described under the subheadings: "Dependence on VARs and on a Limited Number of Customers," "Lengthy Sales Cycles," "Technological Change," and "Competition" as noted in the section entitled "Factors That May Affect Future Operating Results." As described above, the Company concluded that the negative evidence outweighed the positive evidence and has continued to record a valuation allowance to be equal to the full amount of the deferred tax asset as of June 30, 2004 relating to its U.S. operations.

        In the event that actual results differ from these estimates or that these estimates are adjusted in future periods, the Company may need to adjust the amount of the valuation allowance based on future determinations of whether it is more likely than not that some or all of its deferred tax assets will be realized. A decrease in the valuation allowance would be recorded as an income tax benefit or a reduction of income tax expense or a credit to stockholders' equity. The Company's net operating losses available to reduce future taxable income expire on various dates from fiscal 2005 through fiscal 2024. To the extent that the Company generates taxable income in jurisdictions where the deferred tax asset relates to net operating losses that have been offset by a full valuation allowance, the utilization of these net operating losses would result in the reversal of the related valuation allowance in the Company's results of operations. The Company would need $8.2 million of income on its federal income tax return to avoid the expiration of $2.8 million of the deferred tax asset now set to expire in fiscal 2005. In these regards it should be noted that certain payments from Global Investments Group might be treated as income on the Company's tax return even though they are being deferred for financial reporting purposes. This could result in the utilization of net operating losses that otherwise might have expired which would result in a tax benefit for financial reporting purposes as the valuation allowance would be correspondingly reduced.

        INVENTORIES. The Company values its inventory at the lower of the actual cost to purchase and/or manufacture the inventory or the current estimated market value of the inventory. Management regularly reviews inventory quantities on hand and records a provision for excess and obsolete inventory based primarily on forecasts of product demand. Demand for read/write drives can fluctuate significantly. In order to obtain favorable pricing, purchases of certain read/write drive parts are made in quantities that exceed the historical annual sales rate of drives. The Company purchases read/write drive parts for its anticipated read/write drive demand and takes into consideration the order-to-delivery lead times of vendors and the economic purchase order quantity for such parts. In addition, the Company keeps a supply of card raw materials it deems necessary for anticipated demand. Therefore, the calculation of inventory turnover will vary when actual demand differs from anticipated demand.

        Management's analysis of the carrying value of card and read/write drive inventory is performed on a quarterly basis. With respect to inventory carrying values, the Company follows the principles articulated in Accounting Research Bulletin 43, Chapter 4, "Inventory Pricing," paragraphs 5 through 7 and 10 and other authoritative guidance (SAB 100) as it relates to determining the appropriate cost basis of inventory and determining whether firm, noncancelable purchase commitments should be accrued as a loss if forecasted demand is not sufficient to utilize all such committed inventory purchases. As part of the Company's quarterly excess/obsolete analysis, management also determines whether lower of cost or market adjustments (i.e., where selling prices less certain costs are not sufficient to recover inventory carrying values) are warranted; during the first three months of fiscal 2005, the Company has not recorded any significant lower of cost or market adjustments. In those instances where the Company has recorded charges for excess and obsolete inventory, management ensures that such new cost basis is reflected in the statement of operations if that inventory is subsequently sold. The Company's inventory reserves are based upon the lower of cost or market for slow moving or obsolete items. As a result, the Company believes a 10% increase or decrease of sales would not have a material impact on such reserves.

RESULTS OF OPERATIONS--FISCAL 2005 FIRST QUARTER
COMPARED WITH FISCAL 2004 FIRST QUARTER

Overview

        Headquartered in Mountain View, Drexler Technology Corporation manufactures LaserCard(R) optical memory cards, chip-ready OpticalSmart(TM) cards, and other advanced-technology cards. In addition, the Company operates three wholly owned subsidiaries. LaserCard Systems Corporation, of Mountain View, manufactures optical card read/write drives; develops optical card system software; and markets cards, card-related data systems, and peripherals. Challenge Card Design Plastikkarten GmbH, of Rastede, Germany, manufactures advanced-technology cards; and cards & more GmbH, of Ratingen, Germany, markets cards, system solutions, and thermal card printers.

        During the June 30, 2004 quarter, the Company began the integration of the two related German card companies acquired on March 31, 2004, Challenge Card Design Plastikkarten GmbH of Rastede, Germany, and cards & more GmbH of Ratingen, Germany. These acquisitions provide the Company with a card manufacturing base to serve the European, Middle Eastern, African, and Asian markets, supplementing the Company's newly expanded manufacturing operations in California. These operations accounted for 31% of total Company revenues during the first quarter of fiscal 2005. This is the first quarter that the German operations are included in the Company's Statement of Operations. During the June fiscal 2005 quarter, the Company incurred approximately $220,000 of SG&A expense related to this integration.

        Prior to fiscal 2005, the largest purchaser of LaserCard products was Anteon International Corporation, a value-added reseller (VAR) of the Company. Anteon is the government contractor for LaserCard product sales to the U.S. Department of Homeland Security (DHS), U.S. Department of State (DOS), U.S. Department of Defense (DOD), and the government of Canada. Under government contracts with Anteon, the DHS purchases U.S. Permanent

Resident Cards (Green Cards) and DOS "Laser Visa" Border Crossing Cards (BCCs); the DOD purchases Automated Manifest System cards; and the Canadian government purchases Permanent Resident Cards. Encompassing all of these programs, the Company's product sales to Anteon represented 22% for the three months ended June 30, 2004. Another unaffiliated Company VAR, Laser Memory Card of Italy, accounted for 42% of the Company's total revenues in the first quarter of fiscal 2005 for programs in Italy and Senegal. The Company's product sales to Anteon represented 93% of total revenues for the three-months periods ended June 30, 2003.

        Revenues for the major programs are shown below as a percentage of total Company revenues:

                                                       THREE MONTHS ENDED JUNE 30,
                                                       ---------------------------
                                                            2004       2003
                                                            ----       ----
        United States Green Cards and Laser Visa BCCs        12%        43%
        Canadian Permanent Resident Cards                     8%        42%
        Italian Carta d'Identica Elettronica (CIE) Cards     40%         0%

        For the government of Italy, the Company has received orders for CIE cards (Carta d'Identita Elettronica) and anticipates orders for a new program for the PSE cards (Permesso di Soggiorno Elettronico). As of June 30, 2004, the Company has a backlog, in the amount of $2.6 million for CIE cards scheduled for delivery in the September fiscal 2005 quarter for Phase 2 of this program. According to program descriptions released by the Italian government, CIE card orders could potentially reach more than $32 million per year if Phase 2 is successful and Phase 3 is fully funded and implemented.

        Optical memory card revenues for the quarter ended June 30, 2004 mainly included sales of CIE cards for the Italian government for its national ID card program; U.S. Permanent Resident Cards (Green Cards), DOS "Laser Visa" Border Crossing Cards (BCCs), and Automated Manifest System cards for the U.S. government; and sales of Permanent Resident Cards made for the Canadian government.

        The Company completed delivery in the June fiscal 2005 quarter of a $2.6 million order by delivery of $814,000 of U.S. Permanent Resident Cards (Green Cards) for the U.S. Department of Homeland Security (DHS). As of June 30, 2004, between its own on-site inventory and the inventory it owns and maintains in their vault on Company premises, the U.S. government has inventories of Laser Visa BCCs and Green Cards which would last approximately 15 and 9 to 11 months, respectively, at the U.S. government's card-personalization rates. Since the Company believes that the US government desires to maintain about a six-month safety stock, the Company does not expect any orders of LaserVisa BCC's this year but anticipates receiving an order during the next few months for Green Cards for shipment during this fiscal year. During first quarter ended June 30, 2004, the Company received notification from the prime contractor which delayed delivery of products subject to an existing shipment schedule, and further amendments may be possible. The Company believes that this extension does not preclude revenue recognition under SAB 104.

        The Company estimates that fiscal 2005 optical memory card revenues from sales of U.S. Green Cards and Laser Visa BCCs may not exceed $4.0 million depending on how the DHS manages their inventory levels. The U.S. government is currently personalizing cards at $9.0 million annualized run rate. The value is based upon the Company's selling price of cards to Anteon. The Company believes that annual revenues under these two programs will approximate the U.S. government personalization rate over time, subject to fluctuations in the level of inventory deemed appropriate by the U.S. government.

        The Company has established sheet-lamination production facilities to make Canadian Permanent Resident Cards, Italian National ID cards, and cards for other potential programs. This process is currently more labor intensive than its roll-lamination process but allows the use of high security offset printing and other special features, resulting in a premium card. To date, gross margins on the sheet-process cards have been less than 40%. In particular, largely due to a card production problem that has since been rectified, the gross margin on sheet-process cards was about 23% during the first quarter of fiscal 2005. The Company believes that over time it will be able to improve margins to above the 40% level on cards made by the sheet-lamination process, through automation and yield improvements. In addition, roll-lamination card gross margins have been hampered by low sales and production volume and could return to 50% at higher volumes, however, there is no assurance that such margins will be achieved or sustained by the Company.

        Application areas with major growth potential for LaserCard optical memory cards include government-sponsored identification programs in several countries, motor vehicle registration in India, and the possible expansion of U.S. government ID programs due to the need for enhanced border security. Since governmental card programs typically rely on policy-making, which in turn is subject to technical requirements, budget approvals, and political considerations, there is no assurance that these programs will be implemented as expected or that they will include optical cards.

        In addition to using its own marketing staff in California, New York, and Germany, the Company utilizes VAR companies and card distribution licensees for the development of markets and applications for LaserCard products. Product sales to VARs and licensees consist primarily of the Company's optical memory cards and optical card read/write drives. The Company also offers for sale, its customized software applications and add-on peripherals made by other companies (such as equipment for adding a digitized photo, fingerprint, hand template, or signature to the cards). The VARs/licensees may add application software, personal computers, and other peripherals, and then resell these products integrated into data systems. The Company is continuing its efforts to recruit new VARs and eliminate nonproductive VARs.

        The Company's current five-year U.S. government subcontract for Green Cards and Laser Visa BCCs was announced in June 2000 and will expire on May 25, 2005. This subcontract was received by the Company through Anteon, a LaserCard VAR that is a U.S. government prime contractor, under a competitively bid, government procurement contract. When the contract expires, the government could issue a new competitively bid contract or issue sole-source purchase orders. There is no assurance that a follow-on contract or sole-source purchase orders will be issued by the DHS upon expiration of the current contract.

        In 2002, the Company was awarded a subcontract for production of Canada's new Permanent Resident Cards. Shipments began in fiscal 2003 and have totaled $7.3 million as of June 30, 2004. The Company's cancelable backlog at June 30, 2004 relating to this contract of $2.4 million called for deliveries through January 2005.

        In March 2004, the Company quoted on a tender issued by the Kingdom of Saudi Arabia for three million cards and 220 read/write drives for a secure personal identification card program. The products would be delivered over a one-year period after contract issuance. The current prime contractor has informed the Company that this second-phase contract is expected to be awarded to one of the prime contractors in September 2004; however, there is no assurance that the contract will be issued, that the Company would be the selected vendor, or that the Company will receive additional orders for this program under any contract that may ultimately be issued by the Saudi Arabian government. The Company previously sold 120 read/write drives for this program, most of which were shipped in the fiscal 2004 second quarter, for installation of the infrastructure required for card issuance, and also has shipped 35,000 optical memory cards for phase 1. The first-phase contract allows for the procurement of 300,000 cards and the Company expects a purchase order release during the quarter ending September 30, 2004 for the 265,000-card balance for shipment prior to calendar year end.

        Effective April 3, 2004, the Company sold a second-source card-manufacturing license to the Global Investments Group, based in Auckland, New Zealand, for card manufacturing in Slovenia. This agreement provides for payments to the Company of $29 million for the license over the 20-year term of the license (including a five-year training support package, followed by an ongoing support phase for an additional 15 years). Additionally, the Company is to sell approximately $12 million worth of the required manufacturing equipment and installation support for the to-be-built new facility to provide a targeted initial manufacturing capacity of 10 million optical cards annually. The Company has received $5.5 million of payments called for in the agreements as of June 30, 2004, consisting of a partial payment for the equipment and installation support of $3.5 million, recorded as advance payments, and $2.0 million toward the license fee, recorded as deferred revenue, which are classified as long-term liabilities within the consolidated balance sheets. Global Investments Group is to pay the Company royalties for each card produced during the 20-year term of the license agreement. Global Investments Group anticipates that start up of the Global Investments Group facility will be late in calendar 2005. Revenue will be recognized over the remaining term of the agreement beginning when operation of the factory commences.

        Kodak is the Company's sole-source supplier of raw material for its optical memory card media. The Company currently has an order which Kodak has accepted with deliveries scheduled through December, 2004. Kodak announced in the Company's prior fiscal year that it is reducing its emphasis on emulsion based films. Subsequently, however, Kodak has reassured us that it has no plans to discontinue the fine-grained monochrome emulsion used in our optical memory card since it is similar to those used in military and commercial high-resolution products for which Kodak continues to maintain production. If Kodak were nonetheless to discontinue manufacturing the raw material from which the Company's optical memory card media is made, the Company would order the maximum amount of final-run stock for use while endeavoring to establish an alternate supplier for such raw material, although the purchase price could increase from a new supplier.

        The company uses a second photographic emulsion for the preparation of mastering loops. The Company has purchased a long-term supply of this emulsion and believes it has on hand an adequate supply and on order to meet anticipated demand.

        The Company plans to invest approximately $9.5 million in additional capital equipment and leasehold improvement expenditures in fiscal 2005, as more fully discussed under "Liquidity and Capital Resources."

Revenues

        PRODUCT REVENUES. The Company's total revenues for the fiscal 2005 first quarter ended June 30, 2004 consisted of sales of optical memory cards, optical card read/write drives, drive accessories, maintenance, specialty cards, card printers, and other miscellaneous items. The Company's total revenues were $8.7 million for the fiscal 2005 first quarter compared with $2.5 million for the fiscal 2004 first quarter. The increase in revenues for the three months ended June 30, 2004 was due to $2.7 million in revenues from net sales to external customers from the newly-acquired German companies and increases in optical memory card product sales described below.

        Revenue on optical memory cards totaled $5.6 million for the fiscal 2005 first quarter compared with $2.3 million for the fiscal 2004 first quarter. The increase in optical memory card revenue was mainly due to the sale of optical memory cards for the Italian National ID card program of $3.4 million for the fiscal 2005 first quarter versus $23,000 in last years first quarter.

        Revenue on read/write drives, drive service, and related accessories totaled $289,000 for the fiscal 2005 first quarter compared with $114,000 for the fiscal 2004 first quarter. The increase was due to an increase in unit sales volume for read/write drives.

        LICENSE FEES AND OTHER REVENUES. There were no license revenues for the fiscal 2005 first quarter ended June 30, 2004 or the fiscal 2004 first quarter ended June 30, 2003. However, in the fiscal 2005 first quarter, the Company announced the sale of a royalty-bearing, optical memory card manufacturing license to the Global Investments Group, of New Zealand, for card manufacturing in Slovenia. The license agreement provides for payments to the Company of $29 million for the license (including a five-year training support package, followed by an ongoing support phase for an additional 15 years). Additionally, the Company agreed to sell approximately $12 million worth of manufacturing equipment and installation support for the new facility to provide a targeted initial manufacturing capacity of 10 million optical cards annually, with options to increase capacity to 30 million cards per year. As of June 30, 2004, the Company has received the initial $5.5 million of payments called for in the agreements, consisting of a partial payment for the equipment and support of $3.5 million, recorded as advance payments, and $2.0 million toward the license fee, recorded as deferred revenue. Subsequent to quarter end, the Company received an additional $2.1 million in payments for the equipment and support. The payments of $41.0 million called for in the agreements will be recognized as revenue over the remaining term of the arrangement beginning when operation of the factory commences, presently targeted by Global Investments Group for late in 2005. Direct and incremental costs will also be deferred and recorded as cost of sales along with the revenue.

Backlog

        As of June 30, 2004, the backlog for LaserCard optical memory cards totaled $4.1 million scheduled for delivery this fiscal year, of which $3.3 million is scheduled for delivery during the quarter ended September 30, 2004. Order backlog as of June 30, 2004 includes orders for the Italian government national ID cards (CIE cards), and Canadian government Permanent Resident Cards. Backlog is subject to fluctuation due to having few customers and the timing of orders. As of June 30, 2003, the backlog for LaserCard optical memory cards had totaled approximately $1.7 million. The Company has no significant backlog for read/write drives.

        In addition, the backlog for Challenge Card Design Plastikkarten GmbH and cards & more GmbH products and services totaled 1.7 million euros (approximately $2.0 million) as of June 30, 2004. This backlog includes about $1.1 million for a partially completed contract with $735,000 in advance payments on the Company's balance sheet. The Company does not anticipate that it will record any gross profit or loss from this contract when completed because the contract was substantially completed prior to the March 31, 2004 acquisition and all profit accrued to the prior entity.

Gross Margin

        Gross margin on overall product sales was 27% for the fiscal 2005 first quarter compared with negative 4% for the fiscal 2004 first quarter. The overall gross profit increased $2.4 million, to $2.3 million for the first quarter of fiscal 2005 from a negative $110,000 for the first quarter of fiscal 2004. This increase was due primarily to higher volume of optical memory card sales

        OPTICAL MEMORY CARDS. Optical memory card gross profit and margins can vary significantly based on yields, average selling price, sales and production volume, mix of card types, production efficiency, and changes in fixed costs. The gross margin on optical memory cards increased to 31% for the first quarter of fiscal 2005 compared to 4% for the first quarter of fiscal 2004. The increase was primarily due to the increase in sales and production volume and the corresponding increased absorption of fixed costs. The margin in the June 30, 2004 quarter just was negatively impacted by a card production problem that caused excessive rejects resulting in increased cost of about $350,000 or 6.2% of card revenues. Shipments were also limited due to the excessive rejects. The problem has been rectified and product yields have recently returned to historical levels.

        READ/WRITE DRIVES. Read/write drive gross profit and margins can vary significantly based upon sales and production volume, changes in fixed costs, and the inclusion of optional features and software licenses on a per-drive basis. Read/write drive gross profits are generally negative, inclusive of fixed overhead costs, due to low sales volume. For the fiscal 2005 first quarter, gross profit on read/write drive sales was a negative $238,000 compared with a negative gross profit of $211,000 for the fiscal 2004 first quarter. The Company believes that margins will be below 10% when sales volume is sufficient to result in positive gross profit.

        SPECIALTY CARDS AND PRINTERS. Gross margin on specialty cards and printers was 30% for the June 30, 2004 quarter which was the first quarter of operation of this segment.

Expenses

        SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES (SG&A). SG&A expenses were $3.0 million for the fiscal 2005 first quarter compared with $1.8 million for the fiscal 2004 first quarter. The increase of $1.3 million was primarily due to $757,000 in SG&A expenses recorded by the acquired German entities, an increase in the U.S. operation marketing expenses of $151,000, increases in legal, accounting, and consulting of $220,000 mainly related to the integration of the acquired German companies, and a $55,000 increase in occupancy costs. SG&A expenses for fiscal 2005 will be higher than fiscal 2004 levels, as represented by the quarter ended June 30, 2004, mainly due to the inclusion of SG&A of the acquired German companies, integration of the acquired companies, increases in marketing and selling expenses, and the cost of compliance with internal control auditing mandated by Section 404 of the Sarbanes-Oxley Act.

        RESEARCH AND ENGINEERING EXPENSES (R&E). The Company is continuing its efforts to develop new optical memory card features and structures, including various sheet-lamination card structures, the insertion of contactless chips with radio frequency (RF) capability, Optichip(TM), OVD (optically variable device) products, and associated media development; enhanced optical memory card read/write drives and read-only drives (readers); and new software products in an effort to provide new products that can stimulate optical memory card sales growth. For example, the Company has developed a prototype of a LaserCard handheld reader. The Company anticipates that these ongoing research and engineering efforts will result in new or enhanced card capabilities, production-model read-only drives, or drives with advanced security features and lower manufacturing costs; however, there is no assurance that such product development efforts will be successful. These features are important for the Company's existing and future optical memory card markets. Total R&E expenses were $851,000 for the first quarter of fiscal 2005 compared with $612,000 for the first quarter of fiscal 2004. The $239,000 increase is mainly due to handheld read-only drive development, optical memory card development, and the inclusion of $64,000 of R&E expenses of the acquired German companies. Increases in R&E expenses are anticipated for fiscal 2005 for development of production-model read-only drives, including a $150,000 expense anticipated in the September fiscal 2005 quarter, for prototypes of a hand-held read-only drive, optical memory card media development, and other card and hardware related programs.

        OTHER INCOME AND EXPENSE. Total net other income for the first quarter of fiscal 2005 was $23,000 consisting of $90,000 in interest income, partially offset by $61,000 in interest expense, and a $8,000 loss on the sale of capital equipment. Total net other income for the first quarter of fiscal 2004 in the amount of $64,000 included $62,000 of interest income. The increase in interest income was mainly due to the increase in invested funds. Interest expense of about $32,000 recorded in the June fiscal 2005 quarter on long-term debt will continue at this approximate amount through fiscal 2005 and decline over time as annual payments are made on the debt. Interest expense of $29,000 was mainly on debt that was retired near the end of the June 30, 2004 quarter. There may be minimal interest expense on an ongoing basis when the German companies use their credit lines for current working capital requirements.

        INCOME TAXES. The Company recorded an income tax expense of $26,000 for the fiscal 2005 first quarter compared with an income tax benefit of $971,000 in the first quarter of fiscal 2004. The Company's income tax expense for fiscal 2005 first quarter was recorded on profit generated in Germany. The amount of income tax expense recorded in Germany was based upon the Company's anticipated tax rate for the full fiscal year. No income tax benefit was recognized during the fiscal 2005 first quarter on operating losses generated in the U.S.

LIQUIDITY AND CAPITAL RESOURCES

        As of June 30, 2004, the Company had cash, cash equivalents, and short-term investments of $12.5 million and a current ratio of 2.6 to 1. The Company also had $8.2 million in long-term investments with original maturities from one year to two and one-half years. Cash, short-term investments, and long-term investments were $20.7 million at June 30, 2004 and $20.9 million at March 31, 2004.

        Net cash provided by operating activities was $2.5 million for the first three months of fiscal 2005 compared with $1.0 million used in operating activities for the first three months of fiscal 2004. The increase in cash provided by operating activities from the first quarter of fiscal 2004 to the first quarter of fiscal 2005 is due primarily to increases in advance payments from customers and deferred revenue offset by the decrease in accounts payable and accrued liabilities. During the three months period ended June 30, 2004, the amount of $3.0 million in advance payments and $2.0 million in deferred revenue were received from Global Investments Group related to the contract of card-manufacturing license, sales of required equipment and support services. The decrease in accounts payable and accrued liabilities was due mainly to $1.0 million of leasehold improvement accrued in the fourth quarter of fiscal 2004 but paid in the first quarter of fiscal 2005 and $568,000 of accounts payable paid down by the Company's subsidiaries in Germany.

        Cash and investments decreased during the fiscal 2005 first quarter by $212,000. Cash and investments will fluctuate based upon the timing of advance payments from customers relative to shipments and the timing of inventory purchases and subsequent manufacture and sale of products.

        The Company believes that the estimated level of revenues and advance payments over the next 12 months will be sufficient to generate cash from operating activities over the same period. However, quarterly fluctuations are expected. Operating cash flow could be negatively impacted to a significant degree if Global Investment Group does not make the required payments as scheduled, or if either of the Company's largest U.S. government programs were to be further delayed, reduced, canceled, or not extended, if the Italian CIE card program does not grow as planned internally, and if these programs are not replaced by other card orders or other sources of income.

        The Company has not established a line of credit and has no current plans to do so. The Company may negotiate a line of credit if and when it becomes appropriate, although no assurance can be made that such financing would be available on favorable terms or at all, if needed.

        As a result of the $1.5 million net loss recorded for the fiscal 2005 first quarter, the Company's accumulated deficit increased to $19.8 million. Stockholders' equity decreased to $34.2 million mainly due to the net loss recorded.

        Net cash used for investing activities was $861,000 for fiscal 2005 first quarter compared with $5.1 million provided by investing activities in the first quarter of fiscal 2004. These amounts include maturities of liquid investments; purchases of property and equipment of $1.5 million in the first quarter of fiscal 2005 versus $736,000 in the first quarter of fiscal 2004; and acquisitions of patents and other intangibles of $30,000 in the first quarter of fiscal 2005 and $34,000 in the first quarter of fiscal 2004.

        The Company considers all highly liquid investments, consisting primarily of commercial paper, taxable notes, and U.S. government bonds, with original or remaining maturities of three months or less at the date of purchase, to be cash equivalents. All investments with original or remaining maturities of more than three months but not more than one year at the date of purchase are classified as short-term. Investments with original or remaining maturities of more than one year at the date of purchase are classified as long-term. The Company determines the length of its investments after considering its cash requirements and yields available for the type of investment considered by the Company. Management also determines the appropriate classification of debt and equity securities at the time of purchase and reevaluates the classification of investments as of each balance sheet date. As of June 30, 2004 the Company had $8.5 million classified as short-term and long-term investments, compared with $9.2 million at March 31, 2004. All marketable securities were accounted for as held-to-maturity.

        The Company made capital equipment and leasehold improvement purchases of approximately $1.5 million during fiscal 2005 first quarter compared with approximately $700,000 during the fiscal 2004 first quarter. As of June 30, 2004, the Company has non-cancelable purchase orders of $225,000 for equipment and $1.4 million for raw materials. The Company's current card capacity, assuming optimal card type mix, is estimated at approximately 16 million cards per year. The Company plans to purchase additional production equipment in a series of steps when deemed appropriate by the Company. The Company is also increasing production capacity for cards with new structures used by the Canadian and Italian programs. In addition to investment used for expansion, the Company expects to make additional capital expenditures for cost savings, quality improvements, and other purposes. The Company plans to use cash on hand and cash generated from operations to fund additional capital expenditures of approximately $9.5 million during fiscal 2005 for equipment and leasehold improvements for card production, read/write drive tooling and assembly, and general support items.

        Net cash used in financing activities was $1.2 million for the fiscal 2005 first quarter compared with $1.1 million provided by financing activities for the fiscal 2004 first quarter. Financing activities consisted of repayments of bank loans and long-term debt in the amount of $1.3 million in the fiscal 2005 first quarter and proceeds on sales of common stock through the Company's stock-option and stock-purchase plans of $110,000 for the fiscal 2005 first quarter compared with $1.1 million for the fiscal 2004 first quarter.

        There were no new debt financing activities for the fiscal 2005 first quarter ended June 30, 2004.

RISK FACTORS AND FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

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

        WE HAVE INCURRED NET LOSSES DURING THE PAST SIX QUARTERS AND MAY NOT BE ABLE TO GENERATE SUFFICIENT REVENUE IN THE FUTURE TO ACHIEVE OR SUSTAIN PROFITABILITY. As of June 30, 2004, we had an accumulated deficit of $19.8 million and we incurred a loss of $1.5 million during the first quarter of fiscal 2005 then ended. Although we operated profitably for fiscal 1999 through fiscal 2003, we have incurred significant losses in the past, including in fiscal 1997 and 1998, and we incurred losses in fiscal 2004 and in the first quarter of fiscal 2005 due primarily to delays in orders for our cards, and in the third fiscal quarter of fiscal 2004, by the increase in the valuation allowance we recorded against our deferred tax assets. There can be no assurance that we will generate enough card revenues in the near term or ever to become profitable. We are relying upon our optical memory card technology to generate future product revenues, earnings, and cash flows. If alternative technologies emerge or if we are otherwise unable to compete, we may not be able to achieve or sustain profitability on a quarterly or annual basis. Annual or quarterly losses would also occur if increases in product revenues or license revenues do not keep pace with increased marketing, research and engineering expenses and the depreciation and amortization associated with capital expenditures.

        OUR PRODUCT REVENUES WILL NOT GROW IF WE DO NOT WIN NEW BUSINESS IN THE U.S. AND ABROAD. Revenues during fiscal 2003 included sales of approximately $21.5 million of U.S. government Green Cards and Laser Visa BCCs. Fiscal 2004 revenues included sales of approximately $5 million of cards for these government programs, with annual sales in the near-term after fiscal 2005 expected to approximate the card personalization rate of the U.S. government, which currently is approximately $9 million of cards per year ($6.6 million for Green Cards and $2.4 million for Laser Visa BCCs). During fiscal 2005, we expect our revenue from these programs to be less as we anticipate that the U.S. government will draw down its excess inventory; and, as a worst case, we could have almost no revenue if the inventory levels are drawn down substantially. These revenue levels are less than the approximately $13 million level of revenues we had previously expected to receive from these programs on an annual basis. During the first quarter of fiscal 2005, revenues generated from these programs were approximately $1.0 million. We believe that in order for our overall card revenues during fiscal 2005 to return to their fiscal 2003 levels, we will need significant additional orders from new and other existing programs to supplement the revenue, which may not exceed $4.0 million depending on how the government manages its inventory levels, from the U.S. Green Cards and Laser Visa BCCs. Optical memory card digital governance programs that are emerging programs or prospective applications in various countries include identification cards for Italy and Saudi Arabia; motor vehicle registration cards in India; and several new U.S. government ID card programs due to the increasing need for enhanced U.S. border security. In the United States, the US-VISIT program, the TWIC (Transportation Worker Identification Credential) program, and the proposed Registered Flier program are possible market opportunities for secure identification using optical memory cards. However, there is no assurance that our products will be selected for any of these programs. In particular, we are uncertain whether we will be chosen as a US-VISIT subcontractor directly or through a VAR teaming partner with Accenture, which was announced as the prime contractor for the full implementation of this program on June 1, 2004. Since governmental card programs typically rely on government policy-making, which in turn is subject to technical requirements, budget approvals, and political considerations, there is no assurance that the US-VISIT program will be implemented as expected or that it will include optical cards in its solution.

        From Italy, we received orders in July 2003, December 2003, and May 2004 valued at $2.4 million, $3.8 million, and $3.3 million, respectively, for Phase 2 of the Italian CIE card program and we anticipate receiving orders during fiscal 2005 for one of Italy's new programs, the Permesso di Soggiorno Elettronico (PSE) card. We did not receive any order for this program during the first quarter of fiscal 2005. There is no assurance that the foregoing government programs will be continued or implemented as anticipated or that the U.S. government will select our cards for its new homeland security programs.

        OUR PROGRAM WITH ITALY, WHICH WE BELIEVE WILL BE OUR LARGEST ULTIMATE

CUSTOMER FOR THE NEXT FEW YEARS, IS IN AN EXPERIMENTAL STAGE AND MAY BE DELAYED OR CANCELLED FOR REASONS OUTSIDE OUR CONTROL. THIS WOULD CAUSE US TO HAVE LESS REVENUE THAN PLANNED AND WOULD LEAD TO CONTINUED LOSSES. The Company believes that the Italian CIE card program will be our largest ultimate customer for the next few years, comprising a significant portion of future revenues. We are increasing capacity to meet the anticipated demand. However, since the program is in Phase 2, which is its second experimental phase, there can be no assurance that demand will increase as anticipated by the Company. Losses would occur if Phase 3 of this program, which is full implementation, was to be delayed, canceled, or not extended and not be replaced by other card orders or other sources of income, or if the government were to change its technology decisions.

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

        ONE OF OUR LARGER ULTIMATE CUSTOMERS, THE U.S. GOVERNMENT, HAS THE RIGHT TO DELAY ITS ORDERS OR COULD CHANGE ITS TECHNOLOGY DECISIONS, WHICH WOULD RESULT IN ORDER DELAYS OR LOSSES. Under U.S. government procurement regulations, the government reserves certain rights, such as the right to withhold releases, to reduce the quantities released, extend delivery dates, reduce the rate at which cards are issued, and cancel all or part of its unfulfilled purchase orders. Our U.S. government card deliveries depend upon the issuance of corresponding order releases by the government to its prime contractor and, in turn, to us, and we believe that these orders will continue in accordance with our government subcontract. Losses would occur if either of our largest U.S. government programs were to be delayed, canceled, or not extended and not be replaced by other card orders or other sources of income, or if the government were to change its technology decisions, or if increases in product revenues or licenses do not keep pace with increased marketing, research and engineering, and depreciation on capital equipment. For example, the latest order of cards under our U.S. government subcontract, $2.6 million worth of optical memory cards for the newly enhanced Green Cards, called for deliveries from December 2003 through May 2004. During first quarter ended June 30, 2004, the Company received notification from the prime contractor which delayed delivery of products subject to an existing shipment schedule, and further amendments may be possible. We have not yet received a follow-on order for Green Cards and do not expect one until later this year and we do not expect a follow-on order for BCCs until next year. As a result, we are experiencing a gap in production of several months, which is significantly affecting our operating results for the first quarter and first half of fiscal 2005. The delay in the U.S. government's order is the result of the U.S. government's desire to reduce its inventory levels. Any future excess inventory held by the U.S. government for example due to delayed funding or a slower than anticipated program rollout, or any future changes to the design of the cards may result in future gaps in orders or production which may negatively impact our operating results.

U.S. government subcontract release orders for DHS Green Cards and DOS Laser Visa BCCs represented approximately 12% of the Company's revenue during the first quarter of fiscal 2005; 44% of the Company's revenue for the entire fiscal 2004; 82% of revenues for fiscal year 2003; and 75% of revenues for fiscal 2002 The percentage declined during the first quarter of fiscal 2005 as U.S. government orders decreased due to the U.S. governments' desire to reduce inventory levels, while at the same time orders of cards from foreign governments increased as planned over prior years' levels and the Company received revenue from its new German operations. The U.S. government's agreement with our VAR expires on May 25, 2005. There can be no assurance that the U.S. government will enter into a new contract with our VAR or renew its current contract to purchase our cards, in which case one of our major sources of revenues would be eliminated.

There is no assurance of continuing read/write drive orders from the U.S. government. The fiscal 2004 order of 1,000 drive units for use by the U.S. government with our Biometric Verification System application software may not result in similar orders in the future. The system performance, including biometric verification speed, accuracy, and card reading performance may not meet government objectives for further system expansion. There is no assurance that the government will have budgeted sufficient funds to expand the system to its full potential or that the Company will be successful in winning any new U.S. government procurements for similar systems or application software.

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

        Our U.S. government subcontract requires delivery of cards to a secure vault built on our premises. Deliveries are made into the vault on a fixed schedule specified by the government or one of its specified agents. When the cards are delivered to the vault, all title and risks of ownership are transferred to the government. At the time of delivery, the prime contractor is invoiced, with payment due within thirty days. The contract does not provide for any return provisions other than for warranty. We recognize revenue when the cards are delivered into the vault because we have fulfilled our contractual obligations and the earnings process is complete. However, if we do not receive such a shipment schedule, revenue is not recognized until the cards are shipped from the vault. In addition, revenue recognition for future deliveries into the vault would be affected if the U.S. government cancels the shipment schedule. As a result, our revenues may fluctuate from period to period if we do not continue to obtain shipment schedules under this subcontract or if the shipment schedules are cancelled. We would no longer recognize revenue when cards are delivered to the vault, but instead such revenue recognition would be delayed until the cards are shipped from the vault to the U.S. government.

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

        IF WE ARE UNABLE TO BUY RAW MATERIALS IN SUFFICIENT QUANTITIES AND ON A TIMELY BASIS, WE WILL NOT BE ABLE TO DELIVER PRODUCTS TO CUSTOMERS ON TIME. AS A RESULT, WE COULD LOSE CUSTOMERS, AND REVENUES COULD DECLINE. We depend on sole source and limited source suppliers for optical card raw materials. Such materials include plastic films used in optical memory card production, which are available from one supplier in the U.S. and from multiple foreign suppliers. Processing chemicals, inks, and bonding adhesives are obtained from various U.S. and foreign suppliers. Certain photographic films are commercially available solely from Eastman Kodak Company, of the United States. No assurance can be given that Kodak will continue to supply such photographic films on a satisfactory basis and in sufficient quantities. If Kodak were to discontinue manufacturing the film from which the Drexon optical stripe is made, we would endeavor to establish an alternate supplier for such film, although the purchase price could increase and reliability and quality could decrease from a new supplier. Considering that the U.S. government is a major end-user of our optical memory cards, we anticipate that an alternate supplier of these films could be established and qualified; however, no assurance can be given that there will be adequate demand to attract a second source. In addition, an alternate supplier could encounter technical issues in producing the film as there may be know-how and manufacturing expertise which Kodak has developed over the years which an alternate supplier may have difficulty to replicate. We have pre-purchased a long-term supply of the film used to produce mastering loops for prerecording cards. With regard to the film from which the Drexon optical stripe is made, we currently have an order which Kodak has accepted with deliveries scheduled through December, 2004. If Kodak announced that it was no longer going to sell film, we would request that Kodak provide us with a last-buy opportunity which we would plan to take maximum advantage of, although no assurance can be given that Kodak would provide us with such an opportunity. We have film on hand plus on order that we believe would provide us with an adequate supply to meet anticipated demand until we could locate and begin volume purchases from a second source.

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

        WE ARE SUBJECT TO RISKS ASSOCIATED WITH CHANGES IN FOREIGN CURRENCY EXCHANGE RATES. Most of the manufacturing process of the LaserCard products that we sell in Italy takes place in Europe. The prices charged to us by the European manufacturer for products are denominated in euros, the currency used in much of Europe. However, when we sell our finished products to the Italian government, the prices that we charge are denominated in United States dollars. Also, as of June 30, 2004, the Company had debt relating to the acquisition of Challenge Card Design Plastikkarten GmbH and cards & more GmbH, of Germany, in the amount of 1.8 million euros. Accordingly, we are subject to exposure if the exchange rate for euros increases in relation to the United States dollar. As of June 30, 2004, we had not entered into a forward exchange contract to hedge against or potentially minimize the foreign currency exchange risk.

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

        WE ARE CONTINUING TO IMPLEMENT DISCLOSURE CONTROLS AND PROCEDURES AND TO EXTEND OUR INTERNAL CONTROL OVER FINANCIAL REPORTING TO OUR NEWLY ACQUIRED GERMAN OPERATIONS. IN ADDITION, WE ARE BEGINNING TO PREPARE FOR OUR ASSESSMENT OF OUR INTERNAL CONTROL OVER FINANCIAL REPORTING AS OF MARCH 31, 2005, AND THAT OF OUR INDEPENDENT AUDITORS, BOTH OF WHICH WILL BE CONTAINED IN OUR FISCAL 2005 REPORT ON FORM 10-K. THESE ASSESSMENTS MAY INDICATE SIGNIFICANT DEFICIENCIES OR A MATERIAL WEAKNESS IN SUCH INTERNAL CONTROL. SIGNIFICANT DEFICIENCIES OR MATERIAL WEAKNESSES, IF ANY, IDENTIFIED THROUGH THIS PROCESS WOULD NEED TO BE CORRECTED BY MANAGEMENT AND WOULD IMPACT THE AUDIT REPORT OF OUR INDEPENDENT AUDITORS. We are continuing to implement disclosure controls and procedures and to extend our internal control over financial reporting to our newly acquired German operations. These two private German companies previously had accounted only to their six shareholders who were also Managing Directors and to German tax authorities. Other than in connection with their acquisition by the Company, these companies had not previously prepared financial statements in accordance with accounting principles generally accepted in the United States of America. As a result, we have added an experienced Controller, and are continuing the process of implementing disclosure controls and internal control procedures. The disclosure controls and internal control procedures used in our German operations are tailored to their business circumstances and we anticipate that it will take several months until they are strengthened and made more robust in order to be comparable to those used in our U.S. operations. At the same time, we are beginning to prepare for our and our auditor's assessment of our internal controls over financial reporting. This continued implementation in Germany, any changes required in the U.S., and the overall assessment is a costly and complex task requiring large amounts of internal personnel resources as well as consultants, significant management time and attention, and material amounts of training. Ultimately, we or our outside independent auditors may assess our internal control over financial reporting as having significant deficiencies, especially relative to our German operations, which could lead to a determination that our internal control over financial reporting has a material weakness. Any such significant deficiency or material weakness, if any, would need to be corrected by management and would impact the audit report of our independent auditors.

        WE RECENTLY SOLD A SECOND-SOURCE CARD MANUFACTURING LICENSE TO GLOBAL INVESTMENTS GROUP (GLOBAL), UNDER WHICH WE WILL PROVIDE CERTAIN FACTORY SET-UP AND TRAINING SERVICES. IF WE ARE NOT SUCCESSFUL OR IF GLOBAL IS UNABLE TO FINANCE THIS OPERATION, THE SECOND-SOURCE SUPPLY OF OPTICAL CARDS WILL NOT MATERIALIZE. IF WE AND GLOBAL ARE SUCCESSFUL, THE SECOND-SOURCE WILL COMPETE WITH US FOR BUSINESS. If Global is not successful, but current and potential customers require a second source of optical memory cards ( which is a common business practice) they could decide to use alternate technology cards, such as chip cards, that have multiple-source suppliers. We are planning to sell to Global approximately $12 million worth of the required manufacturing equipment and installation support for its to-be-built new card manufacturing facility in Slovenia, to provide a targeted initial manufacturing capacity of 10 million optical cards annually. If successful, this will supply a second source for optical memory cards. We will also be assigning personnel to be on site during the license term to assist with quality, security, and operational procedures, with a mutual goal that the facility and the cards made in Slovenia conform to our standards. If cards are not produced in conformance with our quality standards, the reputation and marketability of optical memory card technology could be damaged. If the factory does not become operational and produce quality cards in high volume, or if Global Investments Group is unable to raise sufficient capital to build, equip and operate this facility, we would not obtain the hoped-for benefits--including ongoing royalties, sales of raw materials to Global, expansion of the European market, and a bona fide second source for optical memory cards. On the other hand, if and when the factory is successfully manufacturing the cards in high volume, it will compete against us for business in certain territories, which could reduce our potential card revenues if the market does not expand.

        WE MAY NOT BE ABLE TO ATTRACT, RETAIN OR INTEGRATE KEY PERSONNEL, WHICH MAY PREVENT US FROM SUCCEEDING. We may not be able to retain our key personnel or attract other qualified personnel in the future. Our success will depend upon the continued service of key management personnel. The loss of services of any of the key members of our management team, including either of our co-chief executive officers, the managing directors of our German operations, or our vice president of finance and treasurer, or our failure to attract and retain other key personnel could disrupt operations and have a negative effect on employee productivity and morale, thus decreasing production and harming our financial results. In addition, the competition to attract, retain and motivate qualified personnel is intense.

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

ITEM 3.         QUANTITATIVE  AND QUALITATIVE DISCLOSURES ABOUT MARKET RATE
                RISKS

        INTEREST RATE RISK. The Company invests its cash, beyond that needed for daily operations, in high quality debt securities. In doing so, the Company seeks primarily to preserve the value and liquidity of its capital and, secondarily, to safely earn income from these investments. To accomplish these goals, the Company invests only in debt securities issued by (a) the U.S. Treasury and U.S. government agencies and corporations and (b) debt instruments that meet the following criteria:

        --      Commercial paper rated A1/P1 or debt instruments rated AAA, as rated by the major rating services
        --      Can readily be sold for cash

        There were no material changes during the first quarter of fiscal 2005 to the Company's exposure to market risk for changes in interest rates.

        FOREIGN CURRENCY EXCHANGE RATE RISK. The Company sells products in various international markets. All of these sales are denominated in U.S. dollars. However, some raw material and purchased services are denominated in euros. Also, as of June 30, 2004, the Company had debt relating to the acquisition of Challenge Card Design Plastikkarten GmbH and cards & more GmbH, of Germany, in the amount of approximately 1.8 million euros. Accordingly, the Company is subject to exposure if the exchange rate for euros increases in relation to U.S. dollars. As of June 30, 2004, the Company had not entered into a forward exchange contract to hedge against or potentially minimize the foreign currency exchange risk. We will continue to evaluate our exposure to foreign currency exchange rate risk on a regular basis.

ITEM 4.         CONTROLS AND PROCEDURES

        EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. We are continuing to implement disclosure controls and procedures and to extend our internal control over financial reporting to our newly acquired German operations. These two private German companies previously had accounted only to their six shareholders who were also Managing Directors and to German tax authorities. Other than in connection with their acquisition by the Company, these companies had not previously prepared financial statements in accordance with accounting principles generally accepted in the United States of America. As a result, we have added an experienced Controller and we have instituted disclosure controls and internal control procedures in an environment where few existed previously and in which the existing personnel have no experience in operating a business using the newly instituted controls and procedures. Therefore, the disclosure controls and procedures used in our German operations are tailored to their business circumstances and we anticipate that it will take several months until they are strengthened and made more robust in order to be comparable to those used in our U. S. operations. The Company's principal executive officers and principal financial officer have evaluated the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) as of the end of the period covered by this Form 10-Q and have determined that they are reasonable taking into account the totality of the circumstances, including those described as to our German operations.

        CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING. As described above, the Company is in the process of extending its internal controls from the U.S. to its newly acquired German operations. Otherwise, there were no significant changes in the Company's internal control over financial reporting that occurred during the period covered by this Form 10-Q that have materially affected, or are reasonably likely to materially affect, such control.

PART II.  OTHER INFORMATION

Item 1. - Legal Proceedings

None

Item 2. - Changes in Securities and Use of Proceeds

        None

Item 3. - Defaults Upon Senior Securities

        None

Item 4. - Submission of Matters to a Vote of Security Holders

        None

Item 5. - Other Information

        None

Item 6. - Exhibits and Reports on Form 8-K

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

        (b)    Reports on Form 8-K

        On April 15, 2004, the Company filed a Report on Form 8-K dated March 31, 2004, which reported under Item 2 completion of the acquisition of two related German card companies, Challenge Card Design Plastikkarten GmbH of Rastede, Germany, and cards & more GmbH of Ratingen, Germany.

        On June 18, 2004, the Company filed a Report on Form 8-K dated June 14, 2004, which reported under Item 12 the issuance of a press release containing financial results for the fiscal year ended March 31, 2004.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

DREXLER TECHNOLOGY CORPORATION
(Registrant)


        Signature                                Title                               Date
        ---------                                -----                               ----
/s/ Christopher J. Dyball           Co-Chief Executive Officer                  August 11, 2004
-----------------------------       (Co-Principal Executive Officer)
Christopher J. Dyball

/s/ Richard M. Haddock              Co-Chief Executive Officer                  August 11, 2004
-----------------------------       (Co-Principal Executive Officer)
Richard M. Haddock

/s/ Steven G. Larson                Vice President of Finance and Treasurer     August 11, 2004
-----------------------------       (Principal Financial Officer and
Steven G. Larson                    Principal Accounting Officer)

                                INDEX TO EXHIBITS

                                  [ITEM 14(c)]
Exhibit
Number      Description
------      -----------

  3.2       Amended and Restated By-Laws

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