Form 10-Q
period 2004-09-30
LASERCARD CORP
filed 2004-11-08
CIK 30140

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2004


                        Commission File Number: 000-06377


                              LASERCARD CORPORATION
                    (FORMERLY DREXLER TECHNOLOGY CORPORATION)
             (Exact name of registrant as specified in its charter)


           Delaware                                              77-0176309
--------------------------------                            --------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)


1875 North Shoreline Boulevard, Mountain View, California            94043-1319
---------------------------------------------------------            ----------
(Address of principal executive offices)                             (Zip Code)


(650) 969-7277
---------------
(Registrant's telephone number, including area code)


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

Number of outstanding shares of common stock, $.01 par value, at October 31, 2004: 11,425,389


TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION                                                           Page Number

         Item 1.   Condensed Consolidated Financial Statements (Unaudited)                    2
                     Condensed Consolidated Balance Sheets                                    3
                     Condensed Consolidated Statements of Operations                          4
                     Condensed Consolidated Statements of Cash Flows                          5
                     Notes to Condensed Consolidated Financial Statements                     6

         Item 2.   Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                                       13

         Item 3.   Quantitative and Qualitative Disclosures about Market Rate Risks          32

         Item 4.   Controls and Procedures                                                   32

PART II. OTHER INFORMATION

         Item 1.   Legal Proceedings                                                         32

         Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds               32

         Item 3.   Defaults Upon Senior Securities                                           33

         Item 4.   Submission of Matters to a Vote of Security Holders                       33

         Item 5.   Other Information                                                         34

         Item 6.   Exhibits                                                                  34

SIGNATURES                                                                                   35


--------------------------------------------------------------------------------------------------------


PART I.  FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)



                                                     2


                                             LASERCARD CORPORATION AND SUBSIDIARIES
                                            (FORMERLY DREXLER TECHNOLOGY CORPORATION)
                                         CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                                        (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


                                                                                                 SEPTEMBER 30,       MARCH 31,
                                                                                                     2004              2004 *
                                                                                                     -----             ----
                                                                ASSETS
Current assets:
   Cash and cash equivalents                                                                      $   13,215        $   11,688
   Short-term investments                                                                                 --               981
   Accounts receivable, net of allowances of $231 at September 30, 2004
      And $296 at March 31, 2004                                                                       2,528             2,550
   Inventories                                                                                         6,872             6,799
   Prepaid and other current assets                                                                    1,111             1,276
                                                                                                  ----------        ----------
      Total current assets                                                                            23,726            23,294
                                                                                                  ----------        ----------

Property and equipment, at cost                                                                       28,875            27,609
   Less--accumulated depreciation and amortization                                                   (16,289)          (16,079)
                                                                                                  ----------        ----------
      Property and equipment, net                                                                     12,586            11,530

Long-term investments                                                                                  7,300             8,246
Equipment held for resale                                                                              3,280             2,419
Patents and other intangibles, net of accumulated amortization of $3,338 at September 30, 2004
      And $3,268 at March 31, 2004                                                                       948               978
Goodwill                                                                                               3,321             3,321
Other non-current assets                                                                                  --                47
                                                                                                  ----------        ----------
           Total assets                                                                           $   51,161        $   49,835
                                                                                                  ==========        ==========

                                                 LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                                               $    2,135        $    4,249
   Accrued liabilities                                                                                 1,960             2,035
   Deferred tax liability                                                                                582               608
   Advance payments from customers                                                                     2,774             3,102
   Deferred revenue                                                                                      191               111
   Bank borrowings                                                                                        --               726
   Current portion of long-term debt                                                                     125               440
                                                                                                  ----------        ----------
      Total current liabilities                                                                        7,767            11,271
                                                                                                  ----------        ----------

Long-term debt, net of current portion                                                                 2,080             2,378
Deferred revenue, net of current portion                                                               2,000                --
Advance payments from customers                                                                        7,000               500
                                                                                                  ----------        ----------
           Total liabilities                                                                      $   18,847        $   14,149
                                                                                                  ----------        ----------

Commitments and contingencies

Stockholders' equity:
     Preferred stock, $.01 par value:
      Authorized--2,000,000 shares
      Issued--none                                                                                        --                --
   Common stock, $.01 par value:
      Authorized--30,000,000 shares
      Issued and outstanding-- 11,425,389 shares
           at September 30, 2004 and 11,399,764 shares at March 31, 2004                                 114               114
   Additional paid-in capital                                                                         54,071            53,816
   Accumulated deficit                                                                               (21,309)          (18,244)
   Accumulated other comprehensive income                                                                 94                --
   Treasury stock                                                                                       (656)               --
                                                                                                  ----------        ----------
           Total stockholders' equity                                                                 32,314            35,686
                                                                                                  ----------        ----------

               Total liabilities and stockholders' equity                                         $   51,161        $   49,835
                                                                                                  ==========        ==========


                              * Amounts derived from audited financial statements at the date indicated
                The accompanying notes are an integral part of these condensed consolidated financial statements.

                                                                 3


                                          LASERCARD CORPORATION AND SUBSIDIARIES
                                         (FORMERLY DREXLER TECHNOLOGY CORPORATION)
                                      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                        (UNAUDITED)
                                         (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                Three Months Ended               Six Months Ended
                                                                   September 30,                    September 30,
                                                                2004           2003             2004           2003
                                                                ----           ----             ----           ----
Revenues
       Total revenues.......................................  $   7,773      $   2,708        $  16,483     $   5,154
                                                              ---------      ---------        ---------     ---------

Cost of product sales.......................................      5,842          2,526           12,208         5,082
                                                              ---------      ---------        ---------     ---------

       Gross profit ........................................      1,931            182            4,275            72
                                                              ---------      ---------        ---------     ---------

Operating expenses:
    Selling, general, and administrative expenses...........      2,809          1,642            5,843         3,411
    Research and engineering expenses.......................        723            741            1,574         1,353
                                                              ---------      ---------        ---------     ---------
       Total operating expenses.............................      3,532          2,383            7,417         4,764
                                                              ---------      ---------        ---------     ---------

          Operating loss....................................     (1,601)        (2,201)          (3,142)       (4,692)
                                                              ---------      ---------        ---------     ---------

Other income, net...........................................         62             68               85           132
                                                              ---------      ---------        ---------     ---------

          Loss before income taxes..........................     (1,539)        (2,133)          (3,057)       (4,560)

Income tax expense (benefit)................................        (18)          (389)               8        (1,360)
                                                              ---------      ---------        ---------     ---------

          Net loss..........................................  $  (1,521)     $  (1,744)       $  (3,065)    $  (3,200)
                                                              =========      =========        =========     =========

Net loss per share:
          Basic and diluted net loss per share..............  $    (.13)     $    (.17)       $    (.27)    $    (.30)
                                                              =========      =========        =========     =========

Weighted-average shares of common stock used in
    computing basic and diluted, net loss per share.........     11,368         10,553           11,388        10,516



              The accompanying notes are an integral part of these condensed consolidated financial statements.

                                                          4

                                 LASERCARD CORPORATION AND SUBSIDIARIES
                                (FORMERLY DREXLER TECHNOLOGY CORPORATION)
                             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               (UNAUDITED)
                                             (IN THOUSANDS)

                                                                                     SIX MONTHS ENDED
                                                                                       SEPTEMBER 30,
                                                                                  2004                2003
                                                                                  ----                ----
Cash flows from operating activities:
   Net loss .................................................................  $  (3,065)          $  (3,200)
   Adjustments to reconcile net loss to net cash provided by
      (used in) operating activities:
       Depreciation and amortization.........................................      1,352                 945
       Provision for doubtful accounts receivable............................          2                   2
       Provision for excess and obsolete inventory...........................          5                  --
       Provision for product return reserve..................................        209                  --
       Stock-based compensation..............................................         54                  49
       Loss on disposal of equipment.........................................          7                  --
       Deferred tax benefit..................................................         --              (1,360)

   Changes in operating assets and liabilities:
       (Increase) decrease in accounts receivable............................       (180)                621
       (Increase) decrease in inventories....................................        (50)                529
       Increase equipment held for resale....................................       (861)                 --
       Decrease in other assets..............................................        169                 428
       Decrease in accounts payable and accrued liabilities..................     (2,253)               (266)
       Increase in deferred revenue..........................................      2,077                 462
       Decrease in deferred income tax liabilities...........................        (33)                 --
       Increase in advance payments from customers...........................      6,164               1,174
                                                                               ---------           ---------

            Net cash provided by (used in) operating activities..............      3,597                (616)
                                                                               ---------           ---------

Cash flows from investing activities:
   Purchases of property and equipment.......................................     (2,250)             (1,494)
   Proceeds from sale of equipment...........................................          2                  --
   Investment in patents and other intangibles...............................        (64)                (54)
   Purchases of investments..................................................         --              (2,713)
   Proceeds from maturities of investments...................................      1,927               8,081
                                                                               ---------           ---------

            Net cash (used in) provided by investing activities..............       (385)              3,820
                                                                               ---------           ---------

Cash flows from financing activities:
   Proceeds from sale of common stock through stock plans....................        255               1,326
   Repayment of bank loan....................................................       (718)                 --
   Decrease in short-term and long-term debts................................       (606)                 --
   Stock repurchases.........................................................       (656)                 --
                                                                               ---------           ---------

            Net cash (used in) provided by financing activities..............     (1,725)              1,326
                                                                               ---------           ---------

            Effect of exchange rate changes on cash..........................         40                  --
                                                                               ---------           ---------

Net increase in cash and cash equivalents....................................      1,527               4,530

Cash and cash equivalents:
   Beginning of period.......................................................     11,688               5,754
                                                                               ---------           ---------
   End of period.............................................................  $  13,215           $  10,284
                                                                               =========           =========


       The accompanying notes are an integral part of these condensed consolidated financial statements.


                                                     5

                     LASERCARD CORPORATION AND SUBSIDIARIES
                    (FORMERLY DREXLER TECHNOLOGY CORPORATION)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

        BASIS OF PRESENTATION. The condensed consolidated financial statements contained herein include the accounts of LaserCard Corporation and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

        The results of operations for the three and six-month periods ended September 30, 2004 are not necessarily indicative of results to be expected for the entire fiscal year ending March 31, 2005.

        FISCAL PERIOD: For purposes of presentation, the Company labels its annual accounting period end as March 31 and its interim quarterly periods as ending on the last day of the corresponding month. The Company, in fact, operates and reports based on quarterly periods ending on the Friday closest to month end. The 14-week second quarter of fiscal 2004 ended on October 3, 2003, and the 13-week second quarter of fiscal 2005 ended on October 1, 2004.

        INVENTORIES: Inventories are stated at the lower of cost or market, with cost determined on a first-in, first-out basis and market based on the lower of replacement cost or estimated realizable value. The components of inventories are (in thousands):

                                         SEPTEMBER 30,        MARCH 31,
                                             2004               2004
                                             ----               -----

              Raw materials               $    3,424         $    3,243
              Work-in-process                  1,765              1,651
              Finished goods                   1,683              1,905
                                          ----------         ----------
                                          $    6,872         $    6,799
                                          ==========         ==========

        NET LOSS PER SHARE: Basic and diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding. As the effect of common stock equivalents would be antidilutive, stock equivalents (primarily stock options) were excluded from the calculation of diluted net loss per share for the three and six-months ended September 30, 2004 and 2003. Accordingly, basic and diluted net loss per share were the same for the three and six-months ended September 30, 2004 and 2003.

        REVENUE RECOGNITION. Product sales primarily consist of optical card sales, sales of optical card read/write drives, and sales of specialty cards and printers. The Company recognizes revenue from product sales when the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the fee is fixed or determinable; and (4) collectibility is reasonably assured. The Company recognizes revenue on product sales at the time of shipment when shipping terms are F.O.B. shipping point, orders are placed pursuant to a pre-existing sales arrangement, and there are no post-shipment obligations or customer acceptance criteria. Where appropriate, provision is made at the time of shipment for estimated warranty costs and estimated returns.

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

        The Company applies the provisions of Statement of Position 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts" (SOP 81-1) in applicable contracts. Revenues on time and materials contracts are recognized as services are rendered at contract labor rates plus material and other direct costs incurred. Revenues on fixed price contracts are recognized on the percentage of completion method based on the ratio of total costs incurred to date compared to estimated total costs to complete the contract. Estimates of costs to complete include material, direct labor, overhead and allowable general and administrative expenses. In circumstances where estimates of costs to complete a project cannot be reasonably estimated, but it is assured that a loss will not be incurred, the percentage-of-completion method based on a zero profit margin, rather than the completed-contract method, is used until more precise estimates can be made. The full amount of an estimated loss is charged to operations in the period it is determined that a loss will be realized from the performance of a contract. During the three and six-months ended September 30, 2004, the Company recognized approximately $21,000 and $86,000 of revenues based on a zero profit margin related to a long-term contract.

        The Company applies the provisions of Statement of Position (SOP) No. 97-2, "Software Revenue Recognition," as amended by Statement of Position 98-9, "Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions" to the sale of software products. Revenue from the license of the Company's software products is recognized when persuasive evidence of an arrangement exists, the software product has been delivered, the fee is fixed or determinable, and collectibility is probable, and, if applicable, upon acceptance when acceptance criteria are specified or upon expiration of the acceptance period. There was no software revenue for the three and six-months ended September 30, 2004 and 2003.

        License revenue, which may consist of up-front license fees and long-term royalty payments, is recognized as revenue when earned. The cost of license revenue is not material and is included in selling, general and administrative expenses. There was no license revenue for the three and six-months ended September 30, 2004 and 2003.

        In the fiscal 2005 first quarter, the Company sold a card-manufacturing license, effective April 3, 2004, to the Global Investments Group (GIG), based in Auckland, New Zealand, for card manufacturing in Slovenia. This agreement provides for payments to the Company of $29.0 million for the license over the 20-year term of the license (including a five-year training support package, followed by an ongoing support phase for an additional 15 years).

        Additionally, the Company is to sell approximately $12.0 million worth of manufacturing equipment and installation support for the to-be-built new facility to provide a targeted initial manufacturing capacity of 10 million optical cards annually. As of September 30, 2004 the Company had $3.3 million of this equipment classified as equipment held for resale on its balance sheet. Options to increase capacity to 30 million cards per year are provided in the agreement. The Company has received the initial $9.0 million of payments called for in the agreements as of September 30, 2004, consisting of a partial payment for the equipment and installation support of $7.0 million which is classified as advance payments from customers and $2.0 million for the licensing fee which is classified as deferred revenue, respectively, within the consolidated balance sheets. In addition to the $41.0 million discussed above, GIG is to pay the Company royalties for each card produced under the license. The territories covered by the license include most of the European Union and eastern European regions. The GIG has exclusive marketing rights in certain territories, with performance goals to maintain these rights. The Company will assign personnel on site during the license term to assist with quality, security, and operational procedures, with a mutual goal that the facility and the cards made there conform to the Company's standards. GIG anticipates start up of the new facility will be late in calendar 2005. Revenue under the license will be allocated over the remaining term of the agreement beginning when operation of the factory commences. The Company also retains rights to utilize up to 20% of the new facility capacity as a backup and capacity buffer to augment its own card manufacturing facilities in Mountain View, California. The granting of this license to GIG establishes a potential second source supplier of optical memory cards for existing and prospective customers who may request multiple sources for cards. The Company does not expect to record material license revenues under this agreement prior to fiscal 2006, after which revenue will be recorded over the remainder of the 20-year license term.

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

        Significant management judgment is required in determining the provision for income taxes and, in particular, any valuation allowance recorded against the Company's deferred tax assets. The Company recorded a tax benefit of $18,000 for the second quarter and an income tax expense of $8,000 for the first six months of fiscal 2005. The amount of the tax benefit recorded in the second quarter of fiscal 2005 was due primarily to the operating loss incurred in the Company's German operation and the year-to-date expense is due to the operating net income of the German operations for the first six months of fiscal 2005. Due to the Company's recent cumulative tax loss history for the three-year period ending March 31, 2004, income statement loss history over the past five quarters, and the continuing difficulty in forecasting the timing of future revenue as evidenced by the deviations in achieved revenues from expected revenues during the past few quarters and taking into account the newness of certain customer relationships, the Company determined on December 31, 2004 that it was necessary to provide a full valuation allowance under SFAS No.109 of the deferred tax asset. As a result, the Company increased its valuation allowance. This resulted in a $14.8 million valuation allowance balance as of March 31, 2004, including a charge to increase the valuation allowance against the beginning of the year net deferred tax asset balance of $7.1 million and a charge against its net deferred tax asset generated during fiscal 2004 in the amount of $2.4 million. As of September 30, 2004, the Company provided for a full valuation allowance of $18.0 million relating to its U.S. operations consistent of $14.8 million as of March 31, 2004 and $3.2 million resulting from net operating losses for the six months ended September 30, 2004.

        Based upon first half taxable loss and booked orders, the Company cannot determine that any net operating loss carryforward will be utilized this year, and therefore, has not adjusted its valuation allowance against the deferred tax asset.

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

                                                                   Three Months Ended                 Six Months Ended
                                                                      September 30,                     September 30,
                                                                  2004            2003              2004            2003
                                                                  ----            ----              ----            ----
Net loss, as reported.......................................   $   (1,521)     $   (1,744)       $   (3,065)      $   (3,200)
                                                               ==========      ==========        ==========       ==========

Add: Stock-based employee compensation expense
    included in reported net loss, net of related
    tax effects in 2003.....................................           21                9               54               29

Deduct: total stock-based employee compensation
    determined under fair value based method for all
    awards, net of related tax effects in 2003..............         (534)           (328)             (966)            (664)
                                                               ----------      ----------        ----------       ----------
Pro forma net loss..........................................   $   (2,034)     $   (2,063)       $   (3,977)      $   (3,835)
                                                               ==========      ==========        ==========       ==========

 Loss per common share:
    Basic and diluted - as reported.........................   $     (.13)     $     (.17)       $     (.27)      $     (.30)
                                                               ==========      ==========        ==========       ==========
    Basic and diluted - pro forma...........................   $     (.18)     $     (.20)       $     (.35)      $     (.36)
                                                               ==========      ==========        ==========       ==========

Shares used in computing basic and diluted pro forma
    loss per share:
    Basic and diluted.......................................       11,368          10,553            11,388           10,516

        The Company computed the fair value of each option grant on the date of grant using the Black-Scholes option valuation model with the following assumptions:

                                                            Three Months Ended            Six Months Ended
                                                               September 30,                September 30,
                                                          2004              2003        2004              2003
                                                          ----              ----        ----              ----
Risk-free interest rate............................     4.79%               N/A       4.79%             2.74%
Average expected life of option....................     5 years             N/A       5 years           5 years
Dividend yield.....................................     0%                  N/A       0%                0%
Volatility of common stock.........................     50%                 N/A       50%               50%
Weighted average fair value of option grants.......     $4.75               N/A       $4.75             $10.06

        There were 39,000 options granted during the three and six-month periods ended September 30, 2004, respectively. There were no options and 11,000 options granted during the three and six-month periods ended September 30, 2003, respectively.

        ISSUANCE OF STOCK, OPTIONS, AND WARRANTS. In December 2003, the Company issued and sold 791,172 shares of common stock, options to purchase 122,292 shares of common stock, and warrants to purchase 174,057 shares of common stock for an aggregate purchase price of $10.0 million in a private placement. The Company received net proceeds of $9.4 million (net of fees and expenses). The purchase price of the common stock was $12.76 per share, which was at a 15% discount from the five-day average price as of December 23, 2003. The options have an exercise price of $16.51 per share and a nine-month life. The warrants have an exercise price of $17.26 per share and a life of five years. The options and warrants were valued at $245,000 and $984,000, respectively, based on a Black-Scholes calculation as of December 23, 2003 and pursuant to the provisions of EITF Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock," and were recorded at those values in short-term and long-term liabilities. The balance of the net proceeds was accounted for as additional paid-in capital. Under EITF 00-19, the Company marks-to-market the fair value of the options and warrants at the end of each accounting period. At March 31, 2004, this resulted in options and warrants valued at $195,000 and $916,000, respectively. The decrease in the valuation of the options and warrants, between December 23, 2003 and March 31, 2004, of $118,000 was recorded as other income in the accompanying consolidated statements of operations and resulted from a decrease in the Company's stock price. On February 6, 2004, the Company and the investors entered into an amendment to their original agreement that resulted in the reclassification of the options and warrants to equity. The amendment clarified that the options and warrants granted in the financing may be exercised at a time when a registration statement covering the resale of the underlying shares is not effective or available and that in such instance the Company would deliver to the investors shares of common stock whose resale is not currently registered. On the effective date of the amendment, the options and warrants were reclassified to equity as additional paid-in capital. As a result of the increase in the value of the options and warrants from the closing date to the amendment date due to increases in the Company's stock price, the Company recognized an expense of $211,000 which is included in other expense in the consolidated statements of operations for the fourth quarter of fiscal 2004. The Company is subject to certain indemnity provisions included in the stock purchase agreement entered into as part of the financing in connection with its registration of the resale of the common stock issued and issuable in the financing. Morgan Keegan & Company, Inc. acted as the Company's placement agent for this transaction and was granted warrants to purchase 15,824 shares of common stock. Options to purchase 122,292 shares of common stock expired on September 30, 2004.

        STOCK REPURCHASES. On August 2, 2004, the Company's Board of Directors approved a 350,000 shares repurchase program pursuant to which we can make open market or privately negotiated repurchase transactions for up to an aggregate of $3.0 million for a four-month period beginning August 2, 2004. As of September 30, 2004, the Company has repurchased 91,630 shares of common stock in open market amounting to $656,000 at an average price of $7.15.

        CONCENTRATION OF CREDIT RISK. Two customers comprised 23% and 19% of accounts receivable as of September 30, 2004 and two customers comprised 26% and 23%, respectively, of accounts receivable as of March 31, 2004.

        SEGMENT REPORTING. The Company's three reportable segments are: (1) optical memory cards, (2) optical memory card drives, maintenance, and related accessories ("optical card drives"), and (3) specialty cards & printers. The segments were determined based on the information used by the chief operating decision makers. The optical memory cards and optical card drives reportable segments are not strategic business units which offer unrelated products and services, rather these reportable segments utilize compatible technology and are marketed jointly.

        The accounting policies used to derive reportable segment results is the same as those described in the "Summary of Significant Accounting Policies." Resources are allocated to the optical memory card and optical card drive segments in a manner that optimizes optical memory card revenues and to the specialty card and printers segment in a manner that optimizes consolidated income as determined by the chief operating decision makers. Segment revenues are comprised of sales to external customers. Segment gross profit (loss) includes all segment revenues less the related cost of sales. Accounts receivable, cash, deferred income taxes, prepaid expenses, fixed assets and inventory are not separately reported by segment to the chief operating decision makers. Therefore, the amount of assets by segment is not meaningful. There are no inter-segment sales or transfers. All of the Company's long-lived assets are attributable to the United States except for $3.3 million that are attributable to Germany.

        The Company's chief operating decision makers are the Company's Co-Chief Executive Officers. The chief operating decision makers review financial information presented on a consolidated basis that is accompanied by disaggregated information about revenues and gross profit (loss) by segment.

        The tables below present information for optical memory cards, optical card drives and specialty cards and printers for the three and six-month periods ended September 30, 2004 and 2003 (in thousands):

                                           THREE MONTHS ENDED                             THREE MONTHS ENDED
                                           SEPTEMBER 30, 2004                             SEPTEMBER 30, 2003

                            OPTICAL                    SPECIALTY                 OPTICAL
                            MEMORY       OPTICAL        CARDS &     SEGMENT      MEMORY       OPTICAL      SEGMENT
                            CARDS      CARD DRIVES     PRINTERS      TOTAL       CARDS      CARD DRIVES     TOTAL
                            -----      -----------     --------      -----       -----      -----------     -----
Revenue                    $  5,116      $ 155          $ 2,498     $ 7,769    $   2,191       $  471      $  2,662
Cost of sales                 3,466        387            1,981       5,834        1,851          652         2,503
Gross profit (loss)           1,650       (232)             517       1,935          340         (181)          159
Depreciation and
  amortization expense          374         91               66         465          277           31           308

                                            SIX MONTHS ENDED                                SIX MONTHS ENDED
                                           SEPTEMBER 30, 2004                              SEPTEMBER 30, 2003

                            MEMORY       OPTICAL        CARDS &     SEGMENT      MEMORY       OPTICAL      SEGMENT
                            CARDS      CARD DRIVES     PRINTERS      TOTAL       CARDS      CARD DRIVES     TOTAL
                            -----      -----------     --------      -----       -----      -----------     -----

Revenue                    $ 10,750      $ 444          $ 5,278     $16,472    $   4,480       $  586      $  5,066
Cost of sales                 7,346        914            3,924      12,184        4,052          978         5,030
Gross profit (loss)           3,404       (470)           1,354       4,288          428         (392)           36
Depreciation and
  amortization expense          734         78              128         940          548           56           604

The following is a reconciliation of segment results to amounts included in the Company's condensed consolidated financial statements:

                                      THREE MONTHS ENDED                       THREE MONTHS ENDED
                                      SEPTEMBER 30, 2004                        SEPTEMBER 30, 2003

                            SEGMENT                                     SEGMENT
                             TOTAL        OTHER (a)     TOTAL            TOTAL        OTHER (a)(b)  TOTAL
                             -----        -----         -----            -----        -----         -----
Revenue                     $ 7,769        $ 4         $ 7,773          $ 2,662       $ 46         $ 2,708
Cost of sales                 5,834          8           5,842            2,503         23           2,526
Gross profit (loss)           1,935         (4)          1,931              159         23             182
Depreciation and
  amortization expense          465        178             643              308        171             479

                                       SIX MONTHS ENDED                          SIX MONTHS ENDED
                                      SEPTEMBER 30, 2004                        SEPTEMBER 30, 2003

                            SEGMENT                                     SEGMENT
                             TOTAL        OTHER (a)     TOTAL            TOTAL        OTHER (a)(b)  TOTAL
                             -----        -----         -----            -----        -----         -----

Revenue                     $16,472        $11         $16,483          $ 5,066       $ 88         $ 5,154
Cost of sales                12,184         24          12,208            5,030         52           5,082
Gross profit (loss)           4,288        (13)          4,275               36         36              72
Depreciation and
  amortization expense          940        412           1,352              604        341             945

(a) Other revenue consists miscellaneous items not associated with segment activities. Other cost of sales, depreciation and amortization expense represents corporate and other costs not directly associated with segment activities.

(b) The Company did not operate in the specialty card and printers segment for the three and six-month periods ended September 30, 2003.

OTHER COMPREHENSIVE LOSS. The following are the components of other comprehensive loss (in thousands):


                                         THREE MONTHS ENDED               SIX MONTHS ENDED
                                            SEPTEMBER 30,                   SEPTEMBER 30,

                                         2004          2003              2004           2003
                                         ----          ----              ----           ----
     Net loss                          $ (1,521)      $ (1,744)        $ (3,065)      $ (3,200)
     Net change in cumulative
     foreign currency translation           129            --                94             --
                                      ----------     ----------       ----------     ----------
     adjustments
     Other comprehensive loss          $ (1,392)      $ (1,744)        $ (2,971)      $ (3,200)
                                      ==========     ==========       ==========     ==========

        The components of accumulated other comprehensive gain mainly consist of cumulative foreign currency translation adjustments of approximately $94,000 as of September 30, 2004.

     RECENT ACCOUNTING PRONOUNCEMENTS.

        In March 2004, the Financial Accounting Standards Board (FASB) approved the consensus reached by the Emerging Issues Task Force (EITF) Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" ("EITF 03-1"). The objective of this Issue was to provide guidance for identifying impaired investments. EITF 03-1 also provided new disclosure requirements for investments that are deemed to be temporarily impaired. The accounting provisions of EITF 03-1 were effective for all reporting periods beginning after June 15, 2004, while the disclosure requirements were effective only for annual periods ending after June 15, 2004. In September 2004, the FASB deferred the requirement to record impairment losses caused by the effect of increases in "risk-free" interest rates and "sector spreads" on debt securities subject to paragraph 16 of EITF 03-1 and excludes minor impairments from the requirement until new guidance becomes effective. The Company has evaluated the impact of the adoption of EITF 03-1 and does not believe the impact is significant to the Company's overall results of operations or financial position.

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

FORWARD-LOOKING STATEMENTS

        All statements contained in this report that are not historical facts are forward-looking statements. The forward-looking statements in this report are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. They are not historical facts or guarantees of future performance or events. Rather, they are based on current expectations, estimates, beliefs, assumptions, and goals and objectives and are subject to uncertainties that are difficult to predict. As a result, the Company's actual results may differ materially from the statements made. Often such statements can be identified by their use of words such as "may," "will," "intends," "plans," "believes," "anticipates," "visualizes," "expects," and "estimates." Forward-looking statements made in this report include statements as the Company's plan to merge LaserCard Systems Corporation into LaserCard Corporation prior to calendar year end; the Company's belief that its U.S. government contract will be extended and as to card personalization rates to current and potential market segments, customers, and applications for and deployment of the products of the Company; statements as to the business benefits to the Company as a result of the March 2004 acquisition of two German companies--including increased revenue potential, card production capacity and product flexibility; statements as to the advantages of, potential income from, and duties to be performed under the sale of a second-source card manufacturing license; statements as to the Global Investments Group (GIG) license for second-source card production in Slovenia, including future scheduled payments and royalties, targeted startup date and production capacity, and that the Company will sell equipment to GIG, provide GIG with installation support, and have on-site personnel; production quantities, delivery rates and expected delivery schedule, backlog, and revenue recognition for Company products for U.S. or foreign government programs; statements as to potential deployment and use of the Company's products in the Department of Homeland Security (DHS) U.S. Visitor and Immigration Status Indication Technology (US-VISIT) program; expectations as to the new sheet-lamination production facilities and the short-term effect on gross margins; uncertainties associated with achieving adequate production capacity for sheet-lamination process cards to meet order requirements and delivery schedules; anticipated continued use of the Company's products by the governments of the United States, Canada, and Italy; reliance on value-added resellers and system integrators to generate sales, perform customer system integration, develop application software, test products, and work with governments to implement card programs; the Company's efforts to recruit new value-added resellers (VARs); the need for, expected success of, and potential benefits from the Company's research and engineering efforts, including developing new or enhanced card capabilities, software products, production-model read-only drives, or drives with advanced security features or lower manufacturing costs; whether introduction of new drives will increase sales, and the effects of read/write drive prices and sales volume on gross profits or gross margins from read/write drive sales; the Company's belief that the read/write drive inventory is reflected at its net realizable value; belief that there is a market for both designs of its read/write drives to support and expand optical card sales and that the read/write drive inventory on hand will be ordered by customers; expectations regarding revenues, margins, capital resources, and capital expenditures and investments, and the Company's deferred tax asset and related valuation allowance; anticipated reductions of federal tax cash payments due to current Company tax benefits; statements as to expected card delivery volumes, estimates of optical card production capacity, expected card yields there from, the Company's ability to expand production capacity, and the Company's plans and expectations regarding the growth and associated capital costs of such capacity; estimates that revenues will be sufficient to generate cash from operating activities over the next 12 months despite expected quarterly fluctuations; expectations regarding market growth, product demand, and the continuation of current programs; potential expansion or implementation of government programs utilizing optical memory cards, including without limitation, those in Senegal, India, an Saudi Arabia, and the timing of the award of any prime contracts for such programs; and the Company's plans, objectives, and expected future economic performance.

        These forward-looking statements are based upon the Company's assumptions about and assessment of the future, which may or may not prove true, and involve a number of risks and uncertainties including, but not limited to, whether there is a market for cards for homeland security in the U.S. and abroad, and if so whether such market will utilize optical memory cards as opposed to other technology; customer concentration and reliance on continued U.S. and Italian government business; risks associated with doing business in and with foreign countries; whether the

Company can successfully integrate and operate its recently acquired German subsidiaries; whether the Company will be successful in assisting GIG with factory startup and training; whether GIG will have the financial wherewithal to make its required payments to the Company and to operate the facility; whether the facility will efficiently produce high quality optical memory cards in volume; whether GIG will be able to procure and satisfy customers so that it owes and pays royalties; and whether GIG will encounter unexpected delays in constructing and staffing the facility; lengthy sales cycles and changes in and dependence on government policy-making; reliance on value-added resellers and system integrators to generate sales, perform customer system integration, develop application software, integrate optical card systems with other technologies, test products, and work with governments to implement card programs; risks and difficulties associated with development, manufacture, and deployment of optical cards, drives, and systems; the impact of litigation or governmental or regulatory proceedings; the ability of the Company or its customers to initiate and develop new programs utilizing the Company's card products; risks and difficulties associated with development, manufacture, and deployment of optical cards, drives, and systems; potential manufacturing difficulties and complications associated with increasing manufacturing capacity of cards and drives, implementing new manufacturing processes, and outsourcing manufacturing; the Company's ability to produce and sell read/write drives in volume; the unpredictability of customer demand for products and customer issuance and release of corresponding orders; government rights to withhold order releases, reduce the quantities released, and extend shipment dates; whether the Company receives a fixed shipment schedule, enabling the Company to recognize revenues on cards delivered to the vault instead of when cards later are shipped from the vault; the impact of technological advances, general economic trends, and competitive products; and the possibility that optical memory cards will not be purchased for the full implementation of card programs in Italy, Saudi Arabia, India, and Senegal or for DHS programs in the U.S., or will not be selected for other government programs in the U.S. and abroad, including the US-VISIT program; the risks set forth in the section entitled "Risks and Other Factors That May Affect Future Operating Results" and elsewhere in this report; and other risks detailed from time to time in the Company's SEC filings. These forward-looking statements speak only as to the date of this report, and, except as required by law, the Company undertakes no obligation to publicly release updates or revisions to these statements whether as a result of new information, future events, or otherwise.

CRITICAL ACCOUNTING POLICIES

        REVENUE RECOGNITION. Product sales primarily consist of optical card sales, sales of optical card read/write drives and sales of specialty cards and printers. The Company recognizes revenue from product sales when the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the fee is fixed or determinable; and (4) collectibility is reasonably assured. The Company recognizes revenue on product sales at the time of shipment when shipping terms are F.O.B. shipping point, orders are placed pursuant to a pre-existing sales arrangement, and there are no post-shipment obligations or customer acceptance criteria. Where appropriate, provision is made at the time of shipment for estimated warranty costs and estimated returns. To date, actual warranty costs and returns activity have not been material.

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

        The Company applies the provisions of Statement of Position 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts" (SOP 81-1) in applicable contracts. Revenues on time and materials contracts are recognized as services are rendered at contract labor rates plus material and other direct costs incurred. Revenues on fixed price contracts are recognized on the percentage of completion method based on the ratio of total costs incurred to date compared to the estimated total costs to complete the contract. Estimates of costs to complete include material, direct labor, overhead and allowable general and administrative expenses. In circumstances where estimates of costs to complete a project cannot be reasonably estimated, but it is assured that a loss will not be incurred, the percentage-of-completion method based on a zero profit margin, rather than the completed-contract method, is used until more precise estimates can be made. The full amount of an estimated loss is charged to operations in the period it is determined that a loss will be realized from the performance of a contract. During the three and six-month periods ended September 30, 2004, the Company recognized approximately $21,000 and $86,000 of revenues based on a zero profit margin related to a long-term contract.

        License revenue, which may consist of up-front license fees and long-term royalty payments, is recognized as revenue when earned. The second-source card-manufacturing license sold in April 2004 to GIG provides for license fees, training charges, and royalty payments to the Company for each card produced during the 20-year term of the license agreement. This is a multi-element arrangement as described in Emerging Issues Task Force (EITF) Issue No. 00-21; revenue derived from the up-front payments will be recognized ratably over the remainder of the 20-year license term once the plant has begun production.

        The Company applies the provisions of Statement of Position (SOP) No. 97-2, "Software Revenue Recognition," as amended by SOP No. 98-9, "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions" to the sale of software products. Revenue from the license of the Company's software products is recognized when persuasive evidence of an arrangement exists, the software product has been delivered, the fee is fixed or determinable, and collectibility is probable, and, if applicable, upon acceptance when acceptance criteria are specified or upon expiration of the acceptance period. There was no software revenue for the three and six-months ended September 30, 2004 and 2003.

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

        Significant management judgment is required in determining the provision for income taxes and, in particular, any valuation allowance recorded against the Company's deferred tax assets. The Company recorded a tax benefit of $18,000 for the second quarter and an income tax expense of $8,000 for the first six months of fiscal 2005. The amount of the tax benefit recorded in the second quarter of fiscal 2005 was due primarily to the operating loss incurred in the Company's German operation and the year-to-date expense is due to the operating net income of the German operations for the first six months of fiscal 2005. Due to the Company's recent cumulative tax loss history for the three-year period ending March 31, 2004, income statement loss history over the past five quarters, and the continuing difficulty in forecasting the timing of future revenue as evidenced by the deviations in achieved revenues from expected revenues during the past few quarters and taking into account the newness of certain customer relationships, the Company determined on December 31, 2004 that it was necessary to provide a full valuation allowance under

SFAS No. 109 of the deferred tax asset. As a result, the Company increased its a valuation allowance. This resulted in a $14.8 million valuation allowance balance as of March 31, 2004, including a charge to increase the valuation allowance against the beginning of the year net deferred tax asset balance of $7.1 million and a charge against its net deferred tax asset generated during fiscal 2004 in the amount of $2.4 million. As of September 30, 2004, the Company provided for a full valuation allowance of $18.0 million relating to its U.S. operations consistent of $14.8 million as of March 31, 2004 and $3.2 million resulting from net operating loss for the six months ended September 30, 2004.

        The Company's methodology for determining the realizability of its deferred tax assets involves estimates of future taxable income; the estimated impact of future stock option deductions; and the expiration dates and amounts of net operating loss carryforwards. These estimates are based on near-term projections and assumptions which management believes to be reasonable. For recent prior periods, the Company had been estimating future taxable income from its core business, which assumed on-going business under the U.S. government subcontract for Permanent Resident Cards and Laser Visa Border Crossing Cards and the Canadian government's Permanent Resident Card program, as well as estimated operating expenses to support that level of business, as offset by the estimated impact of future stock option deductions. The Company went back to estimating future taxable income based upon its expectations for the current and next three years because this past core business has not proven to be as stable as the Company had believed it to be and because this past core business is expected to represent an increasingly smaller part of the business. This is because the Company expects revenues from these U.S. programs to stabilize at revenue levels lower than had been expected in the past and because the Company expects new foreign business, which has fluctuated considerably quarter to quarter, to comprise a larger portion of the core business. The Company has had difficulty in the past, and expects to have continued difficulty in the future, in reliably forecasting its foreign business and the revenue to be received from it. This, in combination with the three-year cumulative tax loss for the period ended September 30, 2004, has resulted in the Company basing its estimates of future income for these purposes to booked orders only. As circumstances change, the Company may in the future be able to revert back to estimating future revenue based upon its forecast revenues rather than only using booked orders, although the Company cannot say when this will occur.

        In concluding that a valuation allowance was required, the Company considered both the positive and negative evidence regarding its ability to generate sufficient future taxable income to realize its deferred tax assets. Positive evidence included having achieved profitability for financial reporting purposes from fiscal 1999 through fiscal year 2003. Other positive evidence included (1) the level of sales and business experienced under the contract with the Canadian government's Permanent Resident Card program; (2) prospects in Italy and Saudi Arabia for national identification card programs; (3) the heightened interest in border security initiatives following the events of September 11, 2001; and (4) expected future orders. Negative evidence included
(1) the Company's reliance on a limited number of customers for a substantial portion of its business; (2) the uncertainty in timing of anticipated orders from customers; (3) the impact of future stock option deductions on taxable income; and (4) recent experience of net operating loss carryforwards expiring unused; (5) the loss for the first and second quarters of fiscal 2005 and the losses in fiscal 2004; and (6) the prospect of three years' cumulative tax net operating losses. In weighing the positive and negative evidence above, the Company considered the "more likely than not" criteria pursuant to SFAS No. 109 as well as the risk factors related to its future business described under the subheadings: "Dependence on VARs and on a Limited Number of Customers," "Lengthy Sales Cycles," "Technological Change," and "Competition" as noted in the section entitled "Factors That May Affect Future Operating Results." As described above, the Company concluded that the negative evidence outweighed the positive evidence and has continued to record a valuation allowance to be equal to the full amount of the deferred tax asset as of September 30, 2004 relating to its U.S. operations.

        In the event that actual results differ from these estimates or that these estimates are adjusted in future periods, the Company may need to adjust the amount of the valuation allowance based on future determinations of whether it is more likely than not that some or all of its deferred tax assets will be realized. A decrease in the valuation allowance would be recorded as an income tax benefit or a reduction of income tax expense or a credit to stockholders' equity. The Company's net operating losses available to reduce future taxable income expire on various dates from fiscal 2005 through fiscal 2024. To the extent that the Company generates taxable income in jurisdictions where the deferred tax asset relates to net operating losses that have been offset by a full valuation allowance, the utilization of these net operating losses would result in the reversal of the related valuation allowance in the Company's results of operations. The Company would need $8.2 million of income on its federal income tax return to avoid the expiration of $2.8 million of the deferred tax asset now set to expire in fiscal 2005. In these regards, it should be noted that certain payments from GIG might be treated as income on the Company's tax return even though they are being deferred for financial reporting purposes. This could result in the utilization of net operating losses that otherwise might have expired which would result in a tax benefit for financial reporting purposes as the valuation allowance would be correspondingly reduced. However, based upon first half taxable income taking into account these payments and booked order, the Company cannot determine that any net operating loss will be utilized this year, and therefore, has not adjusted its valuation allowance against the deferred tax asset.

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

        Management's analysis of the carrying value of inventory is performed on a quarterly basis. With respect to inventory carrying values, the Company follows the principles articulated in Accounting Research Bulletin 43, Chapter 4, "Inventory Pricing," paragraphs 5 through 7 and 10 and other authoritative guidance (SAB 100) as it relates to determining the appropriate cost basis of inventory and determining whether firm, noncancelable purchase commitments should be accrued as a loss if forecasted demand is not sufficient to utilize all such committed inventory purchases. As part of the Company's quarterly excess/obsolete analysis, management also determines whether lower of cost or market adjustments (i.e., where selling prices less certain costs are not sufficient to recover inventory carrying values) are warranted; during the first six months of fiscal 2005, the Company has not recorded any significant lower of cost or market adjustments. In those instances where the Company has recorded charges for excess and obsolete inventory, management ensures that such new cost basis is reflected in the statement of operations if that inventory is subsequently sold. The Company's inventory reserves are based upon the lower of cost or market for slow moving or obsolete items. As a result, the Company believes a 10% increase or decrease of sales would not have a material impact on such reserves.

RESULTS OF OPERATIONS--FISCAL 2005 SECOND QUARTER AND FIRST SIX MONTHS COMPARED WITH FISCAL 2004 SECOND QUARTER AND FIRST SIX MONTHS

Overview

        Headquartered in Mountain View, California, LaserCard Corporation (formerly known as Drexler Technology Corporation, until October 1, 2004) manufactures LaserCard(R) optical memory cards, chip-ready OpticalSmart(TM) cards, and other advanced-technology cards. In addition, the Company operates three wholly owned subsidiaries. LaserCard Systems Corporation, of Mountain View, manufactures optical card read/write drives; develops optical card system software; and markets cards, card-related data systems, and peripherals. The Company plans to merge LaserCard Systems Corporations into LaserCard Corporation during this fiscal quarter. Challenge Card Design Plastikkarten GmbH, of Rastede, Germany, manufactures advanced-technology cards; and cards & more GmbH, of Ratingen, Germany, markets cards, system solutions, and thermal card printers.

        During six-month period ended September 30, 2004, the Company was in process of the integration of the two related German card companies acquired on March 31, 2004, Challenge Card Design Plastikkarten GmbH of Rastede, Germany, and cards & more GmbH of Ratingen, Germany. These acquisitions provide the Company with a card manufacturing base to serve the European, Middle Eastern, African, and Asian markets, supplementing the Company's newly expanded manufacturing operations in California. The German operations accounted for 31% of total Company revenues for both three and six-month periods ended September 30, 2004. This is the second quarter that the German operations are included in the Company's Statement of Operations. The German operations had net income of $161,000 for the first quarter of fiscal 2005 and a net loss of $38,000 for the second quarter of fiscal 2005. The second quarter loss was due to a decrease in revenues and gross margins partially offset by decreased SG&A expense.

        Prior to fiscal 2005, the largest purchaser of LaserCard products was Anteon International Corporation (Anteon), a value-added reseller (VAR) of the Company. Anteon is the government contractor for LaserCard product sales to the U.S. Department of Homeland Security (DHS), U.S. Department of State (DOS), U.S. Department of Defense (DOD), and the government of Canada. Under government contracts with Anteon, the DHS purchases U.S. Permanent Resident Cards (Green Cards) and DOS "Laser Visa" Border Crossing Cards (BCCs); the DOD purchases Automated Manifest System cards; and the Canadian government purchases Permanent Resident Cards. Encompassing all of these programs, the Company's product sales to Anteon represented 18% and 20% for the three and six-month periods ended September 30, 2004 and 75% and 83% for the same periods a year ago. Another unaffiliated Company VAR, Laser Memory Card srl of Italy, accounted for 47% and 44% of the Company's total revenues for the three and six-month periods ended September 30, 2004 for programs in Italy and Senegal.

        Revenues for the major programs are shown below as a percentage of total Company revenues

                                                               Three Months Ended          Six Months Ended
                                                                  September 30,              September 30,
                                                              2004            2003       2004             2003
                                                              ----            ----       ----             ----
United States Green Cards and Laser Visa BCCs.............     6%              47%        9%               45%
Canadian Permanent Resident Cards.........................     9%              20%        8%               31%
Italian Carta d'Identica Elettronica (CIE) Cards..........    47%               0%       43%                0%

        For the government of Italy, the Company has received orders for CIE cards (Carta d'Identita Elettronica) and anticipates orders for a new program for the PSE cards (Permesso di Soggiorno Elettronico). As of September 30, 2004, the Company has a backlog, in the amount of $0.2 million for CIE cards scheduled for delivery in the December fiscal 2005 quarter for Phase 2 of this program. According to program descriptions released by the Italian government, CIE card orders could potentially reach more than $32.0 million per year if Phase 2 is successful and Phase 3 is fully funded and implemented. The Company anticipates additional orders this fiscal year.

        Optical memory card revenues for the three and six-month periods ended September 30, 2004 mainly included sales of CIE cards for the Italian government for its national ID card program; U.S. Permanent Resident Cards (Green Cards), DOS "Laser Visa" Border Crossing Cards (BCCs), Automated Manifest System cards for the U.S. government; and sales of Permanent Resident Cards made for the Canadian government. Optical memory card revenues for the three and six month periods ended September 30, 2003 mainly included sales of U.S. Permanent Resident Cards (Green Cards), DOS "Laser Visa" Border Crossing Cards (BCCs), Automated Manifest System cards for the U.S. government; and sales of Permanent Resident Cards made for the Canadian government.

        The Company delivered $495,000 in the three-month period and $1.5 million in the six-month period ended September 30, 2004 of U.S. Permanent Resident Cards (Green Cards) for the U.S. Department of Homeland Security (DHS). As of September 30, 2004, between its own on-site inventory and the inventory it owns and maintains in its vault on Company premises, the U.S. government has inventories of Laser Visa BCCs and Green Cards which would last approximately 12 and 6 months, respectively, at the U.S. government's card-personalization rates. The Company believes that the U.S. government wants to maintain an inventory which would last approximately 6 months at the U.S. government's card personalization rates. During the second quarter ended September 30, 2004, the Company received a new order of Green Cards for delivery through March 2005 in the amount of $4.9 million which approximately matches their personalization rate experienced in the six-month period ended June 30, 2004. The Company delivered $495,000 of this order during the three-month period ended September 30, 2004. This order calls for delivery to the DHS vault on Company premises and included a schedule for shipment of the cards from the vault. Revenue recognition for future deliveries into the vault would be affected if the U.S. government cancels the shipment schedule. As a result, the Company's revenues may fluctuate from period to period if the Company does not continue to obtain shipment schedules under this subcontract or if the shipment schedules are cancelled.

        During the September quarter, the U.S. government personalized Green cards and Laser Visa at a $11.5 million annualized run rate. This is an increase from the $9.2 million run rate experienced in the twelve-month period ended June 30, 2004. The value is based upon the Company's selling price of cards to Anteon. The Company believes that annual revenues under these two programs will approximate the U.S. government personalization rate over time, subject to fluctuations in the level of inventory deemed appropriate by the U.S. government. The Company currently has an order to deliver cards valued at $4.4 million over the next six months, at a $8.8 million annualized rate and does not have any orders for Laser Visa BCCs.

        The Company has established sheet-lamination production facilities to make Canadian Permanent Resident

Cards, Italian National ID cards, and cards for other potential programs. This process is currently more labor intensive than its roll-lamination process but allows the use of high security offset printing and other special features, resulting in a premium card. To date, gross margins on the sheet-process cards have been less than 40%. In particular, largely due to a card production problem that has since been rectified, the gross margin on sheet-process cards was less than 25% during the first quarter of fiscal 2005. The Company believes that over time it will be able to improve margins to above the 40% level on cards made by the sheet-lamination process, through automation and yield improvements combined with higher volumes of roll-process cards. In addition, roll-lamination card gross margins have been hampered by low sales and production volume and could return to 50% at higher volumes; however, there is no assurance that such margins will be achieved or sustained by the Company.

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

        The Company's current five-year U.S. government subcontract for Green Cards and Laser Visa BCCs was announced in June 2000 and will expire on May 25, 2005. When the contract expires, the government could issue a new competitively bid contract or issue sole-source purchase orders. The Company believes this contract will be extended prior to expiration. There is no assurance that a follow-on contract or sole-source purchase orders will be issued by the DHS upon expiration of the current contract. This subcontract was received by the Company through Anteon, a LaserCard VAR that is a U.S. government prime contractor, under a competitively bid, government procurement contract.

        In 2002, the Company was awarded a subcontract for production of Canada's new Permanent Resident Cards. Shipments began in fiscal 2003 and have totaled $8.0 million as of September 30, 2004. The Company's non-cancelable backlog at September 30, 2004 relating to this contract of $0.8 million calls for deliveries through January 2005.

        In March 2004, the Company quoted on a Phase 2 tender issued by the Kingdom of Saudi Arabia for three million optical memory cards, one million secure non-optical polycarbonate ID cards, and 220 read/write drives for a secure personal identification card program. Since that time, according to Saudi officials, the quantity of optical cards has been reduced to two million, while non-optical cards have been reduced to 100,000, due to budget shortfalls. The products would be delivered over an eighteen-month period after contract issuance. Currently, responses to the tender are under evaluation by the Saudi Arabia government and the final selection of the prime contractor for this tender is expected later this year. However, there is no assurance that the contract will be issued, that the Company would be the selected vendor, or that the Company will receive additional orders for this program under any contract that may ultimately be issued by the Saudi Arabian government. The Company previously sold 120 read/write drives for this program, most of which were shipped in the fiscal 2004 second quarter, for installation of the infrastructure required for card issuance. The Company shipped $93,000 of Phase 1 optical memory cards in the second quarter of fiscal 2005 and $174,000 for the first half of fiscal 2005. At September 30, 2004, the Company had backlog of $967,000 Phase 1 optical memory cards for delivery this fiscal year. In addition, the Company received a separate purchase order of $288,400 to ship secure non-optical polycarbonate ID cards for use in Saudi Arabia government family identity program. The non-optical polycarbonate ID cards will be manufactured by the Company's wholly owned subsidiary, Challenge Card Design of Rastede, Germany.

        Effective April 3, 2004, the Company sold a second-source card-manufacturing license to the Global Investments Group (GIG), based in Auckland, New Zealand, for card manufacturing in Slovenia. This agreement provides for payments to the Company of $29.0 million for the license over the 20-year term of the license (including a five-year training support package, followed by an ongoing support phase for an additional 15 years). Additionally, the Company is to sell approximately $12.0 million worth of the required manufacturing equipment and installation support for the to-be-built new facility to provide a targeted initial manufacturing capacity of 10 million optical cards annually. The Company has received $9.0 million of payments called for in the agreements as of September 30, 2004, consisting of a partial payment for the equipment and installation support of $7.0 million, recorded as advance payments, and $2.0 million toward the license fee, recorded as deferred revenue, which are classified as long-term liabilities within the consolidated balance sheets. GIG is to pay the Company royalties for each card produced during the 20-year term of the license agreement. GIG anticipates that start up of the GIG facility will be late in calendar 2005. Revenue will be recognized over the remaining term of the agreement beginning when operation of the factory commences.

        Kodak is the Company's sole-source supplier of raw material for its optical memory card media. The Company currently has an order which Kodak has accepted with deliveries scheduled through December 2004. Kodak announced in the Company's prior fiscal year that it is reducing its emphasis on emulsion based films in general. Subsequently, however, Kodak has reassured us that it has no plans to discontinue the fine-grained monochrome emulsion used in our optical memory card since it is similar to those used in military and commercial high-resolution products for which Kodak continues to maintain production. If Kodak were nonetheless to discontinue manufacturing the raw material from which the Company's optical memory card media is made, the Company would order the maximum amount of final-run stock for use while endeavoring to establish an alternate supplier for such raw material, although the purchase price could increase from a new supplier.

        The Company uses a second photographic emulsion for the preparation of mastering loops. The Company has purchased a long-term supply of this emulsion and believes it has on hand an adequate supply to meet anticipated demand.

        The Company plans to invest approximately $8.5 million in additional capital equipment and leasehold improvement expenditures in the next twelve months, as more fully discussed under "Liquidity and Capital Resources."

Revenues

        PRODUCT REVENUES. The Company's total revenues for the fiscal 2005 second quarter ended September 30, 2004 consisted of sales of optical memory cards, optical card read/write drives, drive accessories, specialty cards and printers, maintenance, and other miscellaneous items. The Company's total revenues were $7.8 million for the fiscal 2005 second quarter and $16.5 million for the fiscal 2005 first six months, compared with $2.7 million for the fiscal 2004 second quarter and $5.2 million for the fiscal 2004 first six months. The $5.0 million and $11.2 million increase in revenues for the three and six-month periods ended September 30, 2004 versus the same periods in fiscal 2004 was due in part to $2.4 million and $5.2 million, respectively, in revenues from net sales to external customers from the newly-acquired German companies and in part to increases in optical memory card product sales described below.

        Revenue on optical memory cards totaled $5.1 million for the fiscal 2005 second quarter compared with $2.2 million for the fiscal 2004 second quarter. Revenue on optical memory cards totaled $10.7 million for the first six months of fiscal 2005 compared with $4.5 million for the first six months of fiscal 2004. The increase in optical memory card revenue was mainly due to the sale of optical memory cards for the Italian National ID card program of $6.9 million for the fiscal 2005 first half versus $29,000 in last year's first half.

        Revenue on read/write drives, drive service, and related accessories totaled $155,000 for the fiscal 2005 second quarter compared with $471,000 for the fiscal 2004 second quarter. Revenue on read/write drives, drive service, and related accessories totaled $444,000 for the fiscal 2005 first six months compared with $586,000 for the fiscal 2004 first six months. The decrease was due to a decrease in unit sales volume for read/write drives.

        LICENSE FEES AND OTHER REVENUES. There were no license revenues for the three and six-month periods ended September 30, 2005 and 2004. However, in the fiscal 2005 first quarter, the Company announced the sale of a royalty-bearing, optical memory card manufacturing license to GIG for card manufacturing in Slovenia. The license agreement provides for payments to the Company of $29.0 million for the license (including a five-year training support package, followed by an ongoing support phase for an additional 15 years). Additionally, the Company agreed to sell approximately $12.0 million worth of manufacturing equipment and installation support for the new facility to provide a targeted initial manufacturing capacity of 10 million optical cards annually, with options to increase capacity to 30 million cards per year. As of September 30, 2004, the Company has received the initial $9.0 million of payments called for in the agreements, consisting of a partial payment for the equipment and support of $7.0 million, recorded as advance payments, and $2.0 million toward the license fee, recorded as deferred revenue. The payments of $41.0 million called for in the agreements will be recognized as revenue over the remaining term of the arrangement beginning when operation of the factory commences, presently targeted by GIG for late in 2005. Direct and incremental costs will also be deferred and recorded as cost of sales along with the revenue.

Backlog

        As of September 30, 2004, the backlog for LaserCard optical memory cards totaled $6.4 million scheduled for delivery this fiscal year, of which $3.9 million is scheduled for delivery during the quarter ended December 31, 2004. Order backlog as of September 30, 2004 mainly includes orders for the U.S. Permanent Resident cards (Green cards), and Canadian government Permanent Resident Cards. As of September 30, 2003, the backlog for LaserCard optical memory cards totaled approximately $5.7 million in firm card orders.

        The Company has no significant backlog for read/write drives.

        In addition, the backlog for Challenge Card Design Plastikkarten GmbH and cards & more GmbH as of September 30, 2004 for specialty cards and printers totaled 330,000 euros (approximately $410,000); for a contract to develop a conventional non-optical card production facility totaled 789,000 euros ($980,000); and for a partially completed contract for an amusement park gate system totaled 888,000 euros ($1.1 million). The Company does not anticipate that it will record any gross profit or loss from the amusement park gate system contract when completed because the contract was substantially completed prior to the March 31, 2004 acquisition and all profit accrued to the prior entity. Revenue on the contract for a conventional non-optical card production facility contract is being booked on a zero profit margin basis. Therefore, the total profit under this contract will be booked at completion on or about December 2006

Gross Margin

        Gross margin on product sales was 25% for the fiscal 2005 second quarter and 26% for the fiscal 2005 first six months compared with 7% for the fiscal 2004 second quarter and 1% for the fiscal 2004 first six months. The increase from fiscal 2005 to fiscal 2005 was mainly due to increased volume of optical memory card production and sales.

        OPTICAL MEMORY CARDS. Optical memory card gross profit and margins can vary significantly based on yields, average selling price, sales and production volume, mix of card types, production efficiency, and changes in fixed costs. The gross margin on optical memory cards increased to 32% for the second quarter and for the first six months of fiscal 2005 versus 16% for the second quarter of fiscal 2004 and 10% for the first six months of fiscal 2004. The increase was primarily due to the increase in sales and production volume and the corresponding increased absorption of fixed costs.

        READ/WRITE DRIVES. Read/write drive gross profit and margins can vary significantly based upon sales and production volume, changes in fixed costs, and the inclusion of optional features and software licenses on a per-drive basis. Read/write drive gross profits are generally negative, inclusive of fixed overhead costs, due to low sales volume. For the fiscal 2005 second quarter, the Company had a negative gross profit on read/write drive sales of approximately $230,000 compared with a negative gross profit of approximately $180,000 for the fiscal 2004 second quarter. For the fiscal 2005 first six months, gross profit on read/write drive sales was a negative gross profit of approximately $470,000 compared with a negative gross profit of approximately $390,000 for the fiscal 2004 first six months. The Company believes that margins will remain below 10% when sales volume is sufficient to generate positive gross profit.

        SPECIALTY CARDS AND PRINTERS. Gross margin on specialty cards and printers was 21% and 26% for the three and six-months periods ended September 30, 2004. The operation of this segment was started in the first quarter of fiscal 2005.

Expenses

        SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES (SG&A). SG&A expenses were $2.8 million and $5.8 million for the three and six-month periods ended September 30, 2004, compared with $1.6 million and $3.4 million the same periods a year ago. For the three-month period end September 30, 2004, the increase of $1.2 million was due primarily to $638,000 in SG&A expenses recorded by the acquired German entities, $41,000 for U.S. operation marketing expense, $330,000 for salaries, legal and consulting mainly related to the integration of the acquired German companies and Sarbanes-Oxley Act compliance, $80,000 for proxy solicitation and annual meeting, and $72,000 in occupancy costs. For the six-month period ended September 30, 2004, the increase of $2.4 million was due primarily to $1.4 million in SG&A expenses recorded by the acquired German entities, $192,000 for marketing expense, $550,000 for salaries, legal, accounting and consulting expenses mainly related to the integration of the acquired German companies and Sarbanes-Oxley Act compliance, $80,000 for proxy solicitation and annual meeting, and $127,000 for occupancy costs. The Company believes that SG&A expenses for fiscal 2005 will be higher than fiscal 2004 levels, as represented by the quarter ended September 30, 2004, mainly due to the inclusion of SG&A of the acquired German companies, integration of the acquired companies, increases in marketing and selling expenses, and the cost of compliance with internal control auditing mandated by Section 404 of the Sarbanes-Oxley Act.

        RESEARCH AND ENGINEERING EXPENSES (R&E). The Company is continuing its efforts to develop new optical memory card features and structures, including various sheet-lamination card structures, the insertion of contactless chips with radio frequency (RF) capability, Optichip(TM), OVD (optically variable device) products, and associated media development; enhanced optical memory card read/write drives and read-only drives (readers); and new software products in an effort to provide new products that can stimulate optical memory card sales growth. For example, the Company has developed a prototype of a LaserCard handheld reader. The Company anticipates that these ongoing research and engineering efforts will result in new or enhanced card capabilities, production-model read-only drives, or drives with advanced security features and lower manufacturing costs; however, there is no assurance that such product development efforts will be successful. These features are important for the Company's existing and future optical memory card markets. Total R&E expenses were $723,000 and $1.6 million for the three and six-month periods ended September 30, 2004, compared with $741,000 and $1.4 million the same periods a year ago. R&E expenses of $60,000 and $124,000 were recorded by the acquired German entities for the three and six-month periods ended September 30, 2004. The Company believes that R&E expenses will increase in fiscal 2005 for development of production-model read-only drives, for prototypes of a hand-held read-only drive, optical memory card media development, and other card and hardware related programs.

        OTHER INCOME AND EXPENSE. The net other income for the second quarter of fiscal 2005 was $62,000 consisting of mainly $96,000 in interest income offset by $34,000 in interest expense, compared with $68,000 of interest income for the second quarter of fiscal 2004. Total net other income for the first six months of fiscal 2005 was $85,000 mainly consisting of $186,000 of interest income partially offset by $96,000 in interest expenses, compared with $132,000 of interest income for the first six months of fiscal 2004. The increase in interest income was mainly due to the increase in invested funds. Interest expense of about $32,000 recorded in the September fiscal 2005 quarter on long-term debt will continue at this approximate amount through fiscal 2005 and decline over time as annual payments are made on the debt. There may be minimal interest expense on an ongoing basis if the German companies use their credit lines for current working capital requirements.

        INCOME TAXES. The Company recorded an income tax benefit of $18,000 for the second quarter of fiscal 2005 compared with an income tax benefit of $389,000 for the second quarter of fiscal 2004. For the first six months of fiscal 2005, the Company recorded an income tax expense of $8,000 compared with an income tax benefit of $1.4 million for the first six months of fiscal 2004. The amount of the tax benefit recorded for the fiscal 2005 second quarter was due to the operating loss incurred in the Company's German operation that quarter. The amount of income tax benefit recorded for the fiscal 2004 second quarter was based upon the Company's anticipated tax rate for the full fiscal year, partially offset by an increase in the deferred tax asset valuation allowance as the analysis performed by management indicated a reduction in the anticipated realization of the deferred tax asset.

LIQUIDITY AND CAPITAL RESOURCES

        As of September 30, 2004, the Company had cash and cash equivalents of $13.2 million and a current ratio of 3.1 to 1. The Company also had $7.3 million in long-term investments with original maturities from one year to two and one-half years. Cash, short-term investments, and long-term investments were $20.5 million at September 30, 2004 and $20.9 million at March 31, 2004.

        Net cash provided by operating activities was $3.6 million for the first six months of fiscal 2005 compared with $616,000 used in operating activities for the first six months of fiscal 2004. The increase of $4.2 million is due primarily to increases in advance payments from customers and deferred revenue offset by the decrease in accounts payable and accrued liabilities. During the six months period ended September 30, 2004, $7.0 million in advance payments and $2.0 million in deferred revenue were received from GIG related to the contract of card-manufacturing license, sales of required equipment and support services. The decrease in accounts payable and accrued liabilities was due mainly to $1.0 million of leasehold improvements accrued in the fourth quarter of fiscal 2004 but paid in the first quarter of fiscal 2005 and $568,000 of accounts payable paid down by the Company's subsidiaries in Germany.

        Cash and investments were consistent in the fiscal 2005 second quarter compared with the year end of fiscal 2004. Cash and investments will fluctuate based upon the timing of advance payments from customers relative to shipments and the timing of inventory purchases and subsequent manufacture and sale of products.

        The Company believes that the estimated level of revenues and advance payments over the next 12 months will be sufficient to generate cash from operating activities, including payments due from GIG over the same period. However, quarterly fluctuations are expected. Operating cash flow could be negatively impacted to a significant degree if GIG does not make the required payments as scheduled, or if either of the Company's largest U.S. government programs were to be further delayed, reduced, canceled, or not extended, if the Italian CIE card program does not grow as planned internally, and if these programs are not replaced by other card orders or other sources of income.

        The Company has not established a line of credit and has no current plans to do so. The Company may negotiate a line of credit if and when it becomes appropriate, although no assurance can be made that such financing would be available on favorable terms or at all, if needed.

        As a result of the $1.5 million net loss recorded for the fiscal 2005 second quarter, the Company's accumulated deficit increased to $21.3 million. Stockholders' equity decreased to $32.3 million mainly due to the net loss recorded and $656,000 of treasury stock resulting from stock repurchases in open market or privately negotiated transactions.

        Net cash used in investing activities was $385,000 for the first six months of fiscal 2005 compared with $3.8 million provided by investing activities in the first six months of fiscal 2004. These amounts include maturities of liquid investments; purchases of property and equipment of $2.3 million in the first six months of fiscal 2005 versus $1.5 million in the first six months of fiscal 2004; and acquisitions of patents and other intangibles of $64,000 in the second quarter of fiscal 2005 and $54,000 in the second quarter of fiscal 2004.

        The Company considers all highly liquid investments, consisting primarily of commercial paper, taxable notes, and U.S. government bonds, with original or remaining maturities of three months or less at the date of purchase, to be cash equivalents. All investments with original or remaining maturities of more than three months but not more than one year at the date of purchase are classified as short-term. Investments with original or remaining maturities of more than one year at the date of purchase are classified as long-term. The Company determines the length of its investments after considering its cash requirements and yields available for the type of investment considered by the Company. Management also determines the appropriate classification of debt and equity securities at the time of purchase and reevaluates the classification of investments as of each balance sheet date. As of September 30, 2004 the Company had $7.3 million classified as short-term and long-term investments, compared with $9.2 million at March 31, 2004. All marketable securities are accounted for as held-to-maturity.

        The Company made capital equipment and leasehold improvement purchases of approximately $2.3 million during first six months of fiscal 2005 compared with approximately $1.5 million during the first six months of fiscal 2004. As of September 30, 2004, the Company has non-cancelable purchase orders of $2.8 million for equipment and $2.0 million for raw materials. The Company's current card capacity, assuming optimal card type mix, is estimated at approximately 16 million cards per year. The Company plans to purchase additional production equipment in a series of steps when deemed appropriate by the Company. The Company is also increasing production capacity for cards with new structures used by the Canadian and Italian programs. In addition to investment used for expansion, the Company expects to make additional capital expenditures for cost savings, quality improvements, and other purposes. The Company plans to use cash on hand and cash generated from operations to fund additional capital expenditures of approximately $8.5 million over the next twelve months for equipment and leasehold improvements for card production, read/write drive tooling and assembly, and general support items. The Company plans to increase card production capacity for anticipated increases in order for Italian National ID Cards and other potential programs.

        Net cash used in financing activities was $1.7 million for the first six months of fiscal 2005 compared with net cash provided by financing activities of $1.3 million for the first six months of fiscal 2004. Financing activities consisted of repayments of bank loans and long-term debt in the amount of $1.3 million in the first six months of fiscal 2005, proceeds on sales of common stock through the Company's stock-option and stock-purchase plans of $255,000 for the first six months of fiscal 2005 compared with $1.3 million for the first six months of fiscal 2004. In addition, the Company used $656,000 of cash to repurchase its common stock in open market or privately negotiated transactions.

        On August 2, 2004, the Company's Board of Directors approved a 350,000 shares repurchase program pursuant to which we can make open market or privately negotiated repurchase transactions for up to an aggregate of $3.0 million for a four-month period beginning August 2, 2004. As of September 30, 2004, the Company has repurchased 91,630 shares of common stock in open market amounting to $656,000 at an average price of $7.15.

        There were no new debt financing activities for the fiscal 2005 second quarter ended September 30, 2004.

RISK FACTORS AND FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

        OUR CURRENT AND FUTURE EXPECTED REVENUES ARE DERIVED FROM A SMALL NUMBER OF ULTIMATE CUSTOMERS SO THAT THE LOSS OF OR REDUCTIONS IN PURCHASES BY ANY ONE ULTIMATE CUSTOMER COULD MATERIALLY REDUCE OUR REVENUES AND LEAD TO LOSSES. During fiscal 2004 and each of the previous two fiscal years, we have derived more than 90% of our revenues from four programs-two U.S. government programs and two foreign government programs. Due to the lengthy sales cycles, we believe that these programs, with perhaps the addition of one or two other foreign programs, will be the basis for a substantial majority of our revenues in the near-term. The loss of or reductions in purchases by any one customer due to program cutbacks, competition, or other reasons would materially reduce our revenue base. Our U.S. government subcontract expires on May 25, 2005. The Company believes this contract will be extended prior to expiration. There is no assurance that a follow-on contract will be issued by the U.S. government upon expiration of the current contract. Annual or quarterly losses would occur if there are material reductions, gaps or delays in card orders from our largest U.S. or foreign government programs or if such programs were to be reduced in scope, delayed, canceled, or not extended and not replaced by other card orders or other sources of income.

        WE HAVE INCURRED NET LOSSES DURING THE PAST SEVEN QUARTERS AND MAY NOT BE ABLE TO GENERATE SUFFICIENT REVENUE IN THE FUTURE TO ACHIEVE OR SUSTAIN PROFITABILITY. As of September 30, 2004, we had an accumulated deficit of $21.3 million and we incurred losses of $1.5 million during both the first and second quarters of fiscal 2005. Although we operated profitably for fiscal 1999 through fiscal 2003, we have incurred significant losses in the past, including in fiscal 1997 and 1998, and we incurred losses in fiscal 2004 and in the first and second quarters of fiscal 2005 due primarily to delays in orders for our cards, and in the third fiscal quarter of fiscal 2004, by the increase in the valuation allowance we recorded against our deferred tax assets. There can be no assurance that we will generate enough card revenues in the near term or ever to become profitable. We are relying upon our optical memory card technology to generate future product revenues, earnings, and cash flows. If alternative technologies emerge or if we are otherwise unable to compete, we may not be able to achieve or sustain profitability on a quarterly or annual basis. Annual or quarterly losses would also occur if increases in product revenues or license revenues do not keep pace with increased marketing, research and engineering expenses and the depreciation and amortization associated with capital expenditures.

        OUR PRODUCT REVENUES WILL NOT GROW IF WE DO NOT WIN NEW BUSINESS IN THE U.S. AND ABROAD. Revenues during fiscal 2003 included sales of approximately $21.5 million of U.S. government Green Cards and Laser Visa BCCs. Fiscal 2004 revenues included sales of approximately $5.0 million of cards for these government programs, and we expect revenues of $6.0 million for these programs in fiscal 2005. The Company expects these revenues could grow to more than $9.0 million annually thereafter once the government works down its inventory to the six-month level if the government continues to personalize cards at that rate. Optical memory card digital governance programs that are emerging programs or prospective applications in various countries include identification cards for Italy and Saudi Arabia; motor vehicle registration cards in India; and several new U.S. government ID card programs due to the increasing need for enhanced U.S. border security. In the United States, the US-VISIT program, the TWIC (Transportation Worker Identification Credential) program, and the proposed Registered Flier program are possible market opportunities for secure identification using optical memory cards. However, there is no assurance that our products will be selected for any of these programs. In particular, we are uncertain whether we will be chosen as a US-VISIT subcontractor directly or through a VAR teaming partner with Accenture, which was announced as the prime contractor for the full implementation of this program on June 1, 2004. Since governmental card programs typically rely on government policy-making, which in turn is subject to technical requirements, budget approvals, and political considerations, there is no assurance that the US-VISIT program will be implemented as expected or that it will include optical cards in its solution.

        From Italy, we delivered cards valued at $3.5 million in the first quarter of fiscal 2005 and $3.4 million in the second quarter of fiscal 2005 for Phase 2 of the Italian CIE card program. We anticipate receiving orders during fiscal 2005 for one of Italy's new programs, the Permesso di Soggiorno Elettronico (PSE) card and further orders for the CIE card program. We did not receive orders for delivery after September 30, 2005 for either of these programs and we understand that there is currently an inventory of CIE cards in Italy waiting to be issued. There is no assurance that the foregoing government programs will be continued or implemented as anticipated or that the U.S. government will select our cards for its new homeland security programs.

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

        ONE VALUE ADDED RESELLER IS THE CONTRACTOR FOR OUR U.S. AND CANADIAN GOVERNMENT CUSTOMERS AND ANOTHER VAR PURCHASES CARDS FROM US FOR THE ITALIAN NATIONAL ID CARD PROGRAM. HAVING TO REPLACE EITHER OF THESE VARS COULD INTERRUPT OUR U.S., CANADIAN, OR ITALIAN GOVERNMENT BUSINESS. AND, IF OUR VARS LOSE THEIR GOVERNMENT BUSINESS, OUR REVENUES WOULD LIKEWISE DECLINE MATERIALLY. The largest purchaser of LaserCard products is Anteon International Corporation, one of our value-added resellers (VARs). Anteon is the government contractor for LaserCard product sales to the U.S. Department of Homeland Security, U.S. Department of State, U.S. Department of Defense, and the government of Canada. Under government contracts with Anteon, the DHS purchases U.S. Green Cards and DOS Laser Visa BCCs; the DOD purchases Automated Manifest System cards; and the Canadian government purchases Permanent Resident Cards. Encompassing all of these programs, our product sales to Anteon represented 20% of total revenues for the six-month period ended September 30, 2004, 72% of total revenues for fiscal 2004 ended March 31, 2004; 94% of total revenues for fiscal 2003 ended March 31, 2003; and 81% of total revenues for fiscal 2002 ended March 31, 2002. However, since the ultimate customers are national governments, we are not dependent upon any one specific contractor for continued revenues from these programs. Although not anticipated, if Anteon were to discontinue its participation as contractor, other qualified contractors could be utilized by those governments for purchasing our products, although the process of doing so could cause program delays. Concerning Italy, during fiscal 2004, 22% of the Company's revenues were derived from sales of cards and read/write drives for the government of Italy for its CIE card program. Card orders under this program are channeled to the Company through a value-added reseller, Laser Memory Card SRL, of Rome, Italy. According to Italian government sources, the distribution of this new national ID card has started in a number of the 56 Italian communities scheduled to be activated under the program during 2004. The government's publicly stated plan is to issue up to two million CIE cards this calendar year, although the program is significantly behind schedule in issuing cards. However, if this program were to be discontinued or interrupted by the Italian government, the Company would lose one of its significant sources of optical memory card revenues.

        ONE OF OUR LARGER ULTIMATE CUSTOMERS, THE U.S. GOVERNMENT, HAS THE RIGHT TO DELAY ITS ORDERS OR COULD CHANGE ITS TECHNOLOGY DECISIONS, WHICH WOULD RESULT IN ORDER DELAYS OR LOSSES. Under U.S. government procurement regulations, the government reserves certain rights, such as the right to withhold releases, to reduce the quantities released, extend delivery dates, reduce the rate at which cards are issued, and cancel all or part of its unfulfilled purchase orders. Our U.S. government card deliveries depend upon the issuance of corresponding order releases by the government to its prime contractor and, in turn, to us, and we believe that these orders will continue in accordance with our government subcontract. Losses would occur if either of our largest U.S. government programs were to be delayed, canceled, or not extended and not be replaced by other card orders or other sources of income, or if the government were to change its technology decisions, or if increases in product revenues or licenses do not keep pace with increased marketing, research and engineering, and depreciation on capital equipment. For example, the U.S. government acting through its prime contractor delayed shipments on its order of Green Cards earlier this year because of excess inventory, which resulted in a gap in production of several months, and which in turn significantly affected our operating results for the first half of fiscal 2005. Any future excess inventory held by the U.S. government for example due to delayed funding or a slower than anticipated program rollout, or any future changes to the design of the cards may result in future gaps in orders or production which may negatively impact our operating results.

        U.S. government subcontract release orders for DHS Green Cards and DOS Laser Visa BCCs represented approximately 9% of the Company's revenue during the first half of fiscal 2005; 44% of the Company's revenue for the entire fiscal 2004; 82% of revenues for fiscal year 2003; and 75% of revenues for fiscal 2002 The percentage declined during the first half of fiscal 2005 as U.S. government orders decreased due to the U.S. governments' desire to reduce inventory levels, while at the same time orders of cards from foreign governments increased as planned over prior years' levels and the Company received revenue from its new German operations. The U.S. government's agreement with our VAR expires on May 25, 2005. There can be no assurance that the U.S. government will enter into a new contract with our VAR or renew its current contract to purchase our cards, in which case one of our major sources of revenues would be eliminated.

        There is no assurance of continuing read/write drive orders from the U.S. government. The fiscal 2004 sale of 1,000 drive units for use by the U.S. government with our Biometric Verification System application software may not result in similar sales in the future. The system performance, including biometric verification speed, accuracy, and card reading performance may not meet government objectives for further system expansion. There is no assurance that the government will have budgeted sufficient funds to expand the system to its full potential or that the Company will be successful in winning any new U.S. government procurements for similar systems or application software.

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

        Our U.S. government subcontract requires delivery of cards to a secure vault built on our premises. Deliveries are made into the vault on a fixed schedule specified by the government or one of its specified agents. When the cards are delivered to the vault, all title and risk of ownership are transferred to the government. At the time of delivery, the prime contractor is invoiced, with payment due within thirty days. The contract does not provide for any return provisions other than for warranty. We recognize revenue when the cards are delivered into the vault because we have fulfilled our contractual obligations and the earnings process is complete. However, if we do not receive such a shipment schedule, revenue is not recognized until the cards are shipped from the vault. In addition, revenue recognition for future deliveries into the vault would be affected if the U.S. government cancels the shipment schedule. As a result, our revenues may fluctuate from period to period if we do not continue to obtain shipment schedules under this subcontract or if the shipment schedules are cancelled. We would no longer recognize revenue when cards are delivered to the vault, but instead such revenue recognition would be delayed until the cards are shipped from the vault to the U.S. government.

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

        THE PRICE OF OUR COMMON STOCK IS SUBJECT TO SIGNIFICANT VOLATILITY. The price of our common stock is subject to significant volatility, which may be due to fluctuations in revenues, earnings, liquidity, press coverage, financial market interest, low trading volume, and stock market conditions, as well as changes in technology and customer demand and preferences. As a result, our stock price might be low at the time a stockholder wants to sell the stock. Also, since we have a relatively low number of shares outstanding, approximately 11 million shares, there will be more volatility in our stock if one or two major holders, for example, large institutional holders, attempt to sell a large number of shares in the open market. There also is a large short position in our stock, which can create volatility when borrowed shares are sold short and later if shares are purchased to cover the short position. Furthermore, our trading volume is often small, meaning that a few trades may have disproportionate influence on our stock price. In addition, someone seeking to liquidate a sizeable position in our stock may have difficulty doing so except over an extended period or privately at a discount. Thus, if one or more stockholders were to sell or attempt to sell a large number of its shares within a short period of time, such sale or attempt could cause our stock price to decline. There can be no guarantee that stockholders will be able to sell the shares that they acquired at a price per share equal to the price they paid for the stock.

        WE ARE SUBJECT TO RISKS ASSOCIATED WITH CHANGES IN FOREIGN CURRENCY EXCHANGE RATES. Most of the manufacturing process of the LaserCard products that we sell in Italy takes place in Europe. The prices charged to us by the European manufacturer for products are denominated in euros, the currency used in much of Europe. However, when we sell our finished products to the Italian government, the prices that we charge are denominated in United States dollars. Also, as of September 30, 2004, the Company had debt relating to the acquisition of Challenge Card Design Plastikkarten GmbH and cards & more GmbH, of Germany, in the amount of 1.8 million euros. Accordingly, we are subject to exposure if the exchange rate for euros increases in relation to the United States dollar. As of September 30, 2004, we had not entered into a forward exchange contract to hedge against or potentially minimize the foreign currency exchange risk.

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

        WE ARE CONTINUING TO IMPLEMENT DISCLOSURE CONTROLS AND PROCEDURES AND TO EXTEND OUR INTERNAL CONTROL OVER FINANCIAL REPORTING TO OUR NEWLY ACQUIRED GERMAN OPERATIONS. IN ADDITION, WE ARE BEGINNING TO PREPARE FOR OUR ASSESSMENT OF OUR INTERNAL CONTROL OVER FINANCIAL REPORTING AS OF MARCH 31, 2005, AND THAT OF OUR INDEPENDENT AUDITORS, BOTH OF WHICH WILL BE CONTAINED IN OUR FISCAL 2005 REPORT ON FORM 10-K. THESE ASSESSMENTS MAY INDICATE SIGNIFICANT DEFICIENCIES OR A MATERIAL WEAKNESS IN SUCH INTERNAL CONTROL. SIGNIFICANT DEFICIENCIES OR MATERIAL WEAKNESSES, IF ANY, IDENTIFIED THROUGH THIS PROCESS WOULD NEED TO BE CORRECTED BY MANAGEMENT AND WOULD IMPACT THE AUDIT REPORT OF OUR INDEPENDENT AUDITORS. We are continuing to implement disclosure controls and procedures and to extend our internal control over financial reporting to our newly acquired German operations. These two private German companies previously had accounted only to their six shareholders who were also Managing Directors and to German tax authorities. Other than in connection with their acquisition by the Company, these companies had not previously prepared financial statements in accordance with accounting principles generally accepted in the United States of America. As a result, we have added an experienced Controller, and are continuing the process of implementing disclosure controls and internal control procedures. The disclosure controls and internal control procedures used in our German operations are tailored to their business circumstances and we anticipate that it will take several months until they are strengthened and made more robust in order to be comparable to those used in our U.S. operations. We are currently preparing for our and our auditor's assessment of our internal controls over financial reporting. This continued implementation in Germany, any changes required in the U.S., and the overall assessment is a costly and complex task requiring large amounts of internal personnel resources as well as consultants, significant management time and attention, and material amounts of training. Ultimately, we or our outside independent auditors may assess our internal control over financial reporting as having significant deficiencies, especially relative to our German operations, which could lead to a determination that our internal control over financial reporting has a material weakness. Any such significant deficiency or material weakness, if any, would need to be corrected by management and would impact the audit report of our independent auditors.

        WE RECENTLY SOLD A SECOND-SOURCE CARD MANUFACTURING LICENSE TO GLOBAL INVESTMENTS GROUP (GIG), UNDER WHICH WE WILL PROVIDE CERTAIN FACTORY SET-UP AND TRAINING SERVICES. IF WE ARE NOT SUCCESSFUL OR IF GIG IS UNABLE TO FINANCE THIS OPERATION, THE SECOND-SOURCE SUPPLY OF OPTICAL CARDS WILL NOT MATERIALIZE. IF WE AND GIG ARE SUCCESSFUL, THE SECOND-SOURCE WILL COMPETE WITH US FOR BUSINESS. If GIG is not successful, but current and potential customers require a second source of optical memory cards (which is a common business practice) they could decide to use alternate technology cards, such as chip cards, that have multiple-source suppliers. We are planning to sell to GIG approximately $12.0 million worth of the required manufacturing equipment and installation support for its to-be-built new card manufacturing facility in Slovenia, to provide a targeted initial manufacturing capacity of 10 million optical cards annually. If successful, this will supply a second source for optical memory cards. We will also be assigning personnel to be on site during the license term to assist with quality, security, and operational procedures, with a mutual goal that the facility and the cards made in Slovenia conform to our standards. If cards are not produced in conformance with our quality standards, the reputation and marketability of optical memory card technology could be damaged. If the factory does not become operational and produce quality cards in high volume, or if GIG is unable to raise sufficient capital to build, equip and operate this facility, we would not obtain the hoped-for benefits--including ongoing royalties, sales of raw materials to GIG, expansion of the European market, and a bona fide second source for optical memory cards. On the other hand, if and when the factory is successfully manufacturing the cards in high volume, it will compete against us for business in certain territories, which could reduce our potential card revenues if the market does not expand.

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

ITEM 3. QUANTITATIVE  AND QUALITATIVE DISCLOSURES ABOUT MARKET RATE RISKS

        INTEREST RATE RISK. The Company invests its cash, beyond that needed for daily operations, in high quality debt securities. In doing so, the Company seeks primarily to preserve the value and liquidity of its capital and, secondarily, to safely earn income from these investments. To accomplish these goals, the Company invests only in debt securities issued by (a) the U.S. Treasury and U.S. government agencies and corporations and (b) debt instruments that meet the following criteria:

        -- Commercial paper rated A1/P1 or debt instruments rated AAA, as rated by the major rating services
        -- Can readily be sold for cash

        There were no material changes during the second quarter of fiscal 2005 to the Company's exposure to market risk for changes in interest rates.

        FOREIGN CURRENCY EXCHANGE RATE RISK. The Company sells products in various international markets. All of these sales are denominated in U.S. dollars. However, some raw material and purchased services are denominated in euros. Also, as of September 30, 2004, the Company had debt relating to the acquisition of Challenge Card Design Plastikkarten GmbH and cards & more GmbH, of Germany, in the amount of approximately 1.8 million euros. Accordingly, the Company is subject to exposure if the exchange rate for euros increases in relation to U.S. dollars. As of September 30, 2004, the Company had not entered into a forward exchange contract to hedge against or potentially minimize the foreign currency exchange risk. We will continue to evaluate our exposure to foreign currency exchange rate risk on a regular basis.

ITEM 4. CONTROLS AND PROCEDURES

        EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. We are continuing to implement disclosure controls and procedures and to extend our internal control over financial reporting to our newly acquired German operations. These two private German companies previously had accounted only to their six shareholders who were also Managing Directors and to German tax authorities. Other than in connection with their acquisition by the Company, these companies had not previously prepared financial statements in accordance with accounting principles generally accepted in the United States of America. As a result, we have added an experienced Controller and we have instituted disclosure controls and internal control procedures in an environment where few existed previously and in which the existing personnel have no experience in operating a business using the newly instituted controls and procedures. Therefore, the disclosure controls and procedures used in our German operations are tailored to their business circumstances and we anticipate that it will take several months until they are strengthened and made more robust in order to be comparable to those used in our U. S. operations. The Company's principal executive officers and principal financial officer have evaluated the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) as of the end of the period covered by this Form 10-Q and have determined that they are reasonably effective taking into account the totality of the circumstances, including those described as to our German operations.

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

PART II.  OTHER INFORMATION

Item 1. - Legal Proceedings

None

Item 2. - Unregistered Sales of Equity Securities and Use of Proceeds

        Purchases of Equity Securities by the Issuer and Affiliated Purchasers

        The following is a summary of share repurchase activity by the issuer and "affiliated purchasers", as defined in Rule 10b-18(a)(3) during the second quarter ended September 30, 2004:

                                                                            TOTAL NUMBER OF
                                                                                 SHARES
                                                                              PURCHASED AS      MAXIMUM NUMBER OF
                                                                                PART OF          SHARES THAT MAY
                                      TOTAL NUMBER                              PUBLICLY       YET BE PURCHASED
                                    SHARES PURCHASED      AVERAGE PRICE      ANNOUNCED PLANS    UNDER THE PLANS
PERIOD                                     (1)           PAID PER SHARE     OR PROGRAMS (2)       OR PROGRAMS
-------                            ------------------    --------------     ---------------       -----------
07/03/04 - 07/30/04                        --             $       --               --                  --
07/31/04 - 08/27/04                      91,630           $     7.15             91,630             258,370
08/28/04 - 10/01/04                        --             $       --               --                  --
                                   ------------------    --------------     ---------------       -----------

Total                                    91,630           $     7.15             91,630             258,370
                                   ==================    ==============     ===============       ===========

(1) On August 2, 2004, our board of directors approved a 350,000 shares repurchase program over the next four months pursuant to which we can make open market or privately negotiated repurchase transactions for up to an aggregate of $3.0 million.

(2) Neither this program nor any other repurchase program or plan has expired during our first quarter ended September 30, 2004, nor has the Company decided to terminate any repurchase plan or program prior to its expiration. There are no existing repurchase plans or programs under which the Company does not intend to make further purchases.

Item 3. - Defaults Upon Senior Securities

        None

Item 4. - Submission of Matters to a Vote of Security Holders

        At the Company's October 1, 2004 Annual Meeting of Stockholders, the Company's stockholders

        (i)     re-elected the existing Board of Directors.
        (ii)    ratified the selection of KPMG LLP as independent auditors.
        (iii) approved the adoption of the 2004 Equity Incentive Compensation Plan.
        (iv)    approved an amendment of the Company's Employee Stock Purchase
                Plan.
        (v) approved an amendment of the Certificate of Incorporation to Change the Company's name to LaserCard Corporation.

        Of the 11,410,064 shares of common stock outstanding as of the record date of August 6, 2004, a total of 9,932,034 shares were voted in person or by proxy, representing 87% of the total votes eligible to be cast, constituting a majority and more than a quorum of the outstanding shares entitled to vote. Votes cast in connection with the election of directors were: Jerome Drexler (8,656,128 votes for re-election, 1,275,906 votes withheld), Christopher J. Dyball (8,661,700 votes for election, 1,270,334 votes withheld), Richard M. Haddock (8,687,129 votes for election, 1,244,905 votes withheld), Arthur H. Hausman (8,636,350 votes for re-election, 1,295,684 votes withheld), Dan Maydan (8,659,570 votes for re-election, 1,272,464 votes withheld), William E. McKenna (8,635,980 votes for re-election, 1,296,054 votes withheld), and Walter F. Walker (8,666,480 votes for re-election, 1,265,554 votes withheld).

        For Proposal 2 Ratification of the Company's Independent Auditors, 9,839,645 shares were voted in favor, and there were 58,380 negative votes, 34,009 abstentions, and no broker non-votes.

        For Proposal 3 Adoption of the 2004 Equity Incentive Compensation Plan, 3,407,573 shares were voted in favor, and there were 1,244,733 negative votes, 63,285 abstentions, and 5,216,443 broker non-votes.

        For Proposal 4 Approval of an amendment to the Employee Stock Purchase Plan to increase the number of shares reserved thereunder by 50,000, 4,054,726 shares were voted in favor, and there were 605,525 negative votes, 55,340 abstentions, and 5,216,443 broker non-votes.

        For Proposal 5 Approval of an amendment to the Certificate of Incorporation to change the Company's name to LaserCard Corporation, 9,283,962 shares were voted in favor, and there were 606,208 negative votes, 41,864 abstentions, and no broker non-votes.

        There were no other matters submitted to a vote of security holders during the period for which this report is filed.

Item 5. - Other Information

        The Company's Audit Committee has approved certain non-audit services provided or to be provided by KPMG LLP, the Company's independent accountants. These services relate to consultation, advice, and other services in connection with tax planning and compliance.

Item 6. - Exhibits

                EXHIBIT NO.      EXHIBIT DESCRIPTION

                31.1             Rule 13a-14(a) Certification of Christopher J.
                                 Dyball, co-chief executive officer

                31.2             Rule 13a-14(a) Certification of Richard M.
                                 Haddock, co-chief executive officer

                31.3             Rule 13a-14(a) Certification of Steven G.
                                 Larson, chief financial officer

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

LASERCARD CORPORATION
(Registrant)


             Signature                                 Title                               Date
             ---------                                 -----                               ----

/s/ Christopher J. Dyball                 Co-Chief Executive Officer                  November 8, 2004
-----------------------------------
Christopher J. Dyball

/s/ Richard M. Haddock                    Co-Chief Executive Officer                  November 8, 2004
-----------------------------------
Richard M. Haddock

/s/ Steven G. Larson                      Chief Financial Officer                     November 8, 2004
-----------------------------------
Steven G. Larson

                                INDEX TO EXHIBITS

                                  [ITEM 14(c)]
Exhibit
Number        Description
------        -----------

 31.1 Rule 13a-14(a) Certification of Christopher J. Dyball, co-chief executive officer

 31.2 Rule 13a-14(a) Certification of Richard M. Haddock, co-chief executive officer

 31.3 Rule 13a-14(a) Certification of Steven G. Larson, chief financial officer

 32.1         Section 1350 Certification of Christopher J. Dyball and Richard M.
              Haddock, co-chief executive officers

 32.2 Section 1350 Certification of Steven G. Larson, chief financial officer