Form 10-Q
period 2004-12-31
LASERCARD CORP
filed 2005-02-08
CIK 30140

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended December 31, 2004


                        Commission File Number: 000-06377


                              LASERCARD CORPORATION
                    (FORMERLY DREXLER TECHNOLOGY CORPORATION)
             (Exact name of registrant as specified in its charter)


           Delaware                                          77-0176309
-------------------------------                         ---------------------
(State or other jurisdiction of                          (I.R.S.  Employer
 incorporation or organization)                          Identification No.)


1875 North Shoreline Boulevard, Mountain View, California       94043-1319
---------------------------------------------------------       ----------
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

Number of outstanding shares of common stock, $0.01 par value, at January 31, 2005: 11,425,389


TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION                                                             Page Number
              Item 1.   Condensed Consolidated Financial Statements (Unaudited)                 2
                        Condensed Consolidated Balance Sheets                                   3
                        Condensed Consolidated Statements of Operations                         4
                        Condensed Consolidated Statements of Cash Flows                         5
                        Notes to Condensed Consolidated Financial Statements                    6

              Item 2.   Management's Discussion and Analysis of Financial
                        Condition and Results of Operations                                     13

              Item 3.   Quantitative and Qualitative Disclosures about Market Rate Risks        34

              Item 4.   Controls and Procedures                                                 34

PART II. OTHER INFORMATION

              Item 1.   Legal Proceedings                                                       35

              Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds             35

              Item 3.   Defaults Upon Senior Securities                                         35

              Item 4.   Submission of Matters to a Vote of Security Holders                     35

              Item 5.   Other Information                                                       35

              Item 6.   Exhibits                                                                35

SIGNATURES                                                                                      36


--------------------------------------------------------------------------------------------------------



PART I.  FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


                                             LASERCARD CORPORATION AND SUBSIDIARIES
                                           (FORMERLY DREXLER TECHNOLOGY CORPORATION)
                                       CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                                       (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


                                                                                                 DECEMBER 31,        MARCH 31,
                                                                                                    2004               2004 *
                                                                                                    ----               ----
                                                             ASSETS
Current assets:
   Cash and cash equivalents .................................................................... $    9,213        $   11,688
   Short-term investments                                                                                 --               981
   Accounts receivable, net of allowances of  $131 at
      December 31, 2004 and $296 at March 31, 2004 ..............................................      3,187             2,550
   Inventories ..................................................................................      6,575             6,799
   Prepaid and other current assets .............................................................      1,344             1,276
                                                                                                  ----------        ----------
      Total current assets ......................................................................     20,319            23,294
                                                                                                  ----------        ----------

Property and equipment, at cost .................................................................     29,537            27,609
   Less--accumulated depreciation and amortization ..............................................    (16,916)          (16,079)
                                                                                                  ----------        ----------
      Property and equipment, net ...............................................................     12,621            11,530

Long-term investments ...........................................................................      7,300             8,246
Equipment held for resale .......................................................................      3,697             2,419
Patents and other intangibles, net of accumulated
      amortization of $3,375 at December 31, 2004
      and $3,268 at March 31, 2004 ..............................................................        933               978
Goodwill ........................................................................................      3,321             3,321
Notes receivable ................................................................................        232                --
Other non-current assets ........................................................................         --                47
                                                                                                  ----------        ----------
         Total assets ........................................................................... $   48,423        $   49,835
                                                                                                  ==========        ==========
                                              LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable ............................................................................. $    2,236        $    4,249
   Accrued liabilities ..........................................................................      2,139             2,035
   Deferred tax liability .......................................................................        501               608
   Advance payments from customers ..............................................................        809             3,102
   Deferred revenue .............................................................................        581               111
   Bank borrowings ..............................................................................         --               726
   Current portion of long-term debt ............................................................      2,388               440
                                                                                                  ----------        ----------
      Total current liabilities .................................................................      8,654            11,271
                                                                                                  ----------        ----------

Long-term debt, net of current portion ..........................................................         --             2,378
Deferred revenue, net of current portion ........................................................      2,000                --
Advance payments from customers .................................................................      8,000               500
                                                                                                  ----------        ----------
         Total liabilities ...................................................................... $   18,654        $   14,149
                                                                                                  ----------        ----------

Commitments and contingencies

Stockholders' equity:
   Preferred stock, $.01 par value:
      Authorized--2,000,000 shares
      Issued--none ..............................................................................         --                --
   Common stock, $.01 par value:
      Authorized--30,000,000 shares
      Issued and outstanding-- 11,425,389 shares
         at December 31, 2004 and 11,399,764 shares
         at March 31, 2004 ......................................................................        114               114
   Additional paid-in capital ...................................................................     54,071            53,816
   Accumulated deficit ..........................................................................    (24,150)          (18,244)
   Accumulated other comprehensive income .......................................................        390                --
   Treasury stock ...............................................................................       (656)               --
                                                                                                  ----------        ----------
            Total stockholders' equity ..........................................................     29,769            35,686
                                                                                                  ----------        ----------

               Total liabilities and stockholders' equity ....................................... $   48,423        $   49,835
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


                                              LASERCARD CORPORATION AND SUBSIDIARIES
                                            (FORMERLY DREXLER TECHNOLOGY CORPORATION)
                                         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                           (UNAUDITED)
                                             (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                        THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                            DECEMBER 31,                     DECEMBER 31,
                                                                       2004             2003             2004            2003
                                                                       ----             ----             ----            ----
Revenues
       Total revenues.............................................  $   6,282        $   5,467        $  22,765       $  10,621
                                                                    ----------       ----------       ----------      ----------

Cost of product sales.............................................      5,477            3,905           17,685           8,987
                                                                    ----------       ----------       ----------      ----------

       Gross profit ..............................................        805            1,562            5,080           1,634
                                                                    ----------       ----------       ----------      ----------

Operating expenses:
    Selling, general, and administrative expenses.................      3,063            1,560            8,906           4,971
    Research and engineering expenses.............................        655              588            2,229           1,941
                                                                    ----------       ----------       ----------      ----------
       Total operating expenses...................................      3,718            2,148           11,135           6,912
                                                                    ----------       ----------       ----------      ----------

          Operating loss..........................................     (2,913)            (586)          (6,055)         (5,278)

Other income, net.................................................         64              168              149             300
                                                                    ----------       ----------       ----------      ----------

          Loss before income taxes................................     (2,849)            (418)          (5,906)         (4,978)

Income tax expense (benefit)......................................         (8)           8,446               --           7,086
                                                                    ----------       ----------       ----------      ----------

          Net loss................................................  $  (2,841)       $  (8,864)       $  (5,906)      $ (12,064)
                                                                    ==========       ==========       ==========      ==========

Net loss per share:
          Basic and diluted net loss per share....................  $    (.25)       $    (.83)       $    (.52)      $   (1.14)
                                                                    ==========       ==========       ==========      ==========

Weighted-average shares of common stock used in
    computing basic and diluted, net loss per share...............     11,334           10,631           11,370          10,554



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


                                              LASERCARD CORPORATION AND SUBSIDIARIES
                                            (FORMERLY DREXLER TECHNOLOGY CORPORATION)
                                         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                           (UNAUDITED)
                                                          (IN THOUSANDS)


                                                                                                       NINE MONTHS ENDED
                                                                                                           DECEMBER 31,
                                                                                                     2004                2003
                                                                                                     ----                ----
Cash flows from operating activities:
     Net loss ...............................................................................    $  (5,906)          $  (12,064)
     Adjustments to reconcile net loss to net cash provided by operating activities:
         Depreciation and amortization.......................................................        2,021                1,490
         Provision for doubtful accounts receivable..........................................            3                    1
         Provision for excess and obsolete inventory.........................................          272                   --
         Provision for product return reserve................................................          355                   --
         Stock-based compensation............................................................           85                   49
         Loss on disposal of equipment.......................................................            5                   --
         Deferred tax benefit................................................................           --                7,086
         Gain associated with decrease in fair value of common stock warrants and options....           --                 (118)

     Changes in operating assets and liabilities:
         (Increase) decrease in accounts receivable..........................................         (774)                 334
         Decrease in inventories.............................................................          124                1,942
         Increase equipment held for resale..................................................       (1,278)                  --
         Increase in other assets............................................................          (33)                (177)
         (Decrease) increase in accounts payable and accrued liabilities.....................       (2,188)                 211
         Increase in deferred revenue........................................................        2,448                  226
         Decrease in deferred income tax liabilities.........................................         (166)                  --
         Increase in advance payments from customers.........................................        5,144                3,037
                                                                                                 ---------           ----------

              Net cash provided by operating activities......................................          112                2,017
                                                                                                 ---------           ----------

Cash flows from investing activities:
     Purchases of property and equipment.....................................................       (2,717)              (3,504)
     Proceeds from sale of equipment.........................................................            2                   --
     Investment in patents and other intangibles.............................................          (90)                 (66)
     Purchases of investments................................................................           --               (7,513)
     Note receivable ........................................................................         (221)                  --
     Proceeds from maturities of investments.................................................        1,927               10,271
                                                                                                 ---------           ----------

              Net cash used in investing activities..........................................       (1,099)                (812)
                                                                                                 ---------           ----------

Cash flows from financing activities:
     Proceeds from sale of common stock through stock plans..................................          255                1,410
     Proceeds from sale of common stock, options and warrants through private placement......           --                9,548
     Repayment of bank loan..................................................................         (766)                  --
     Decrease in short-term and long-term debt...............................................         (466)                  --
     Stock repurchases.......................................................................         (656)                  --
                                                                                                 ---------           ----------

              Net cash (used in) provided by financing activities............................       (1,633)              10,958
                                                                                                 ----------          ----------

              Effect of exchange rate changes on cash........................................          145                   --
                                                                                                 ---------           ----------

Net (decrease) increase in cash and cash equivalents.........................................       (2,475)              12,163

Cash and cash equivalents:
     Beginning of period.....................................................................       11,688                5,754
                                                                                                 ---------           ----------
     End of period...........................................................................    $   9,213           $   17,917
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

     The results of operations for the three and nine-month periods ended December 31, 2004 are not necessarily indicative of results to be expected for the entire fiscal year ending March 31, 2005.

     FISCAL PERIOD: For purposes of presentation, the Company labels its annual accounting period end as March 31 and its interim quarterly periods as ending on the last day of the corresponding month. The Company, in fact, operates and reports based on quarterly periods ending on the Friday closest to month end. The 13-week third quarter of fiscal 2004 ended on January 2, 2004, and the 13-week third quarter of fiscal 2005 ended on December 31, 2004.

     INVENTORIES: Inventories are stated at the lower of cost or market, with cost determined on a first-in, first-out basis and market based on the lower of replacement cost or estimated realizable value. The components of inventories are (in thousands):

                                    DECEMBER 31,             MARCH 31,
                                        2004                   2004
                                        ----                   ----

         Raw materials               $    3,960             $    3,243
         Work-in-process                    816                  1,651
         Finished goods                   1,799                  1,905
                                     ----------             ----------
                                     $    6,575             $    6,799
                                     ==========             ==========

     NET LOSS PER SHARE: Basic and diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding. As the effect of common stock equivalents would be antidilutive, stock equivalents (primarily stock options) were excluded from the calculation of diluted net loss per share for the three and nine-months ended December 31, 2004 and 2003. Accordingly, basic and diluted net loss per share were the same for the three and nine-months ended December 31, 2004 and 2003.

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

     The Company's U.S. government subcontract requires delivery into a secure vault located on Company premises. Shipments are made from the vault on a shipment schedule provided by the prime contractor, which is subject to revision, but generally not subject to cancellation, at the option of the prime contractor. At the time the cards are delivered into the vault, title to the cards is transferred to the government and all risks of ownership are transferred as well. The prime contractor is invoiced, with payment due within thirty days, and the contract does not contain any return (other than for warranty) or cancellation provisions. Pursuant to the provisions of SEC Staff Accounting Bulletin No. 104 (SAB 104), revenue is recognized on delivery into the vault as the Company has fulfilled its contractual obligations and the earnings process is complete. If the Company does not receive a shipment schedule for shipment of cards from the vault, revenue is deferred and recognized upon shipment from the vault. In addition, revenue recognition for future deliveries into the vault would be affected if the U.S. government cancels the shipment schedule. As a result, the Company's revenues may fluctuate from period to period if the Company does not continue to obtain shipment schedules under this subcontract or if the shipment schedules are cancelled.

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

     The Company applies the provisions of Statement of Position 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts" (SOP 81-1) in applicable contracts. Revenues on time and materials contracts are recognized as services are rendered at contract labor rates plus material and other direct costs incurred. Revenues on fixed price contracts are recognized on the percentage of completion method based on the ratio of total costs incurred to date compared to estimated total costs to complete the contract. Estimates of costs to complete include material, direct labor, overhead and allowable general and administrative expenses. In circumstances where estimates of costs to complete a project cannot be reasonably estimated, but it is assured that a loss will not be incurred, the percentage-of-completion method based on a zero profit margin, rather than the completed-contract method, is used until more precise estimates can be made. The full amount of an estimated loss is charged to operations in the period it is determined that a loss will be realized from the performance of a contract. During the three and nine-months ended December 31, 2004, the Company recognized approximately $10,000 and $96,000 of revenues based on a zero profit margin related to a long-term contract.

     The Company applies the provisions of Statement of Position (SOP) No. 97-2, "Software Revenue Recognition," as amended by Statement of Position 98-9, "Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions" to the sale of software products. Revenue from the license of the Company's software products is recognized when persuasive evidence of an arrangement exists, the software product has been delivered, the fee is fixed or determinable, and collectibility is probable, and, if applicable, upon acceptance when acceptance criteria are specified or upon expiration of the acceptance period. Software revenue totaled $28,000 for the three and nine-months ended December 31, 2004 and $473,000 for the three and nine-months ended December 31, 2003.

     License revenue, which may consist of up-front license fees and long-term royalty payments, is recognized as revenue when earned. The cost of license revenue is not material and is included in selling, general and administrative expenses. There were no license revenues for the three and nine-month periods ended December 31, 2004 and 2003.

     In the fiscal 2005 first quarter, the Company sold a card-manufacturing license, effective April 3, 2004, to the Global Investments Group (GIG), based in Auckland, New Zealand, for card manufacturing in Slovenia. This agreement provides for payments to the Company of $29 million for a five-year training support package, followed by an ongoing support phase for an additional 15 years over the 20-year term of the license. Additionally, the Company is to sell approximately $12 million worth of manufacturing equipment including installation support for new facility to be built by GIG to provide a targeted initial manufacturing capacity of 10 million optical cards annually. As of December 31, 2004, the Company had $3.7 million of this equipment classified as equipment held for resale on its balance sheet. The agreement provides options to increase capacity to 30 million cards per year. Through December 31, 2004, the Company has received $10 million of payments called for in the agreements, consisting of a partial payment for the equipment and installation support of $8 million recorded as advance payments from customers, and $2 million for the licensing fee recorded as deferred revenue, which are classified as long-term liabilities within the consolidated balance sheets. In addition to the $41 million discussed above, GIG is to pay the Company royalties for each card produced under the license. The territories covered by the license include most of the European Union and eastern European regions. GIG has exclusive marketing rights in certain territories, with performance goals to maintain these rights. The Company will assign a person on site during the license term to assist with quality, security, and operational procedures, with the mutual goal that the cards made in their facility conform to the Company's standards. GIG anticipates start up of the new facility will be late in calendar 2005. Revenue under the license will be allocated over the remaining term of the agreement beginning when operation of the factory commences. The Company also retains rights to utilize up to 20% of the new facility capacity as a backup and capacity buffer to augment its own card manufacturing facilities in Mountain View, California. The granting of this license to GIG establishes a potential second source supplier of optical memory cards for existing and prospective customers who may request multiple sources for cards. The Company does not expect to record material license revenues under this agreement prior to the fourth quarter of fiscal 2006, after which revenue will be recorded over the remainder of the 20-year license term.

     ACCOUNTING FOR INCOME TAXES. As part of the process of preparing its consolidated financial statements, the Company is required to estimate income taxes in each of the jurisdictions in which it operates. This process involves estimating the actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the consolidated balance sheets. The Company must then assess the likelihood that the deferred tax assets will be recovered from future taxable income and to the extent that management believes recovery is not likely; the Company must establish a valuation allowance. To the extent that a valuation allowance is established or increased in a period, the Company includes an expense within the tax provision in the statements of operations.

     Significant management judgment is required in determining the provision for income taxes and, in particular, any valuation allowance recorded against the Company's deferred tax assets. The Company recorded a tax benefit of $8,000 for the third quarter and no tax provision for the first nine months of fiscal 2005. The amount of the tax benefit recorded in the third quarter of fiscal 2005 reduced the year to date tax provision to zero due to the operating loss incurred in the Company's German operation. In December 2003, due to the Company's recent cumulative tax loss history, income statement loss history over the previous four quarters, and the continuing difficulty in forecasting the timing of future revenue as evidenced by the deviations in achieved revenues from expected revenues during the past few quarters and taking into account the newness of certain customer relationships, the Company determined that it was necessary to provide a full valuation allowance under SFAS No.109 of the deferred tax asset. As a result, for the third quarter of fiscal 2004, the Company recorded an income tax expense of $8.5 million by increasing the valuation allowance to be equal to the remaining balance of the Company's deferred tax asset. This increase resulted in a total valuation allowance of $13.7 million as of December 31, 2003, and the Company recording an income tax expense for the first nine months of fiscal 2004 of $7.1 million. As of March 31, 2004, the valuation allowance was $14.8 million including a charge to increase the valuation allowance against the beginning of the year net deferred tax asset balance of $7.1 million and a charge against its net deferred tax asset generated during fiscal 2004 in the amount of $2.4 million. As of December 31, 2004, the Company continued to provide for a full valuation allowance of $16.7 million relating to its U.S. operations consisting of $14.8 million as of March 31, 2004 and $1.9 million resulting from the net operating loss for the nine months ended December 31, 2004.

     Based upon the fiscal 2005 first nine months taxable loss and booked orders, the Company cannot determine that any net operating loss carryforward will be utilized this year, and therefore, has not adjusted its valuation allowance against the deferred tax asset.

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

                                                                         Three Months Ended               Nine Months Ended
                                                                            December 31,                     December 31,
                                                                        2004            2003             2004            2003
                                                                        ----            ----             ----            ----
Net loss, as reported.............................................   $  (2,841)      $  (8,864)       $  (5,906)      $ (12,064)
                                                                     ==========      ==========       ==========      ==========

Add:  Stock-based employee compensation expense
    included in reported net loss, net of related
    tax effects in 2003...........................................          32              35               85              83

Deduct: total stock-based employee compensation
    determined under fair value based method for all
    awards, net of related tax effects in 2003....................        (435)           (798)          (1,401)         (1,904)
                                                                     ----------      ----------       ----------      ----------
Pro forma net loss................................................   $  (3,244)      $  (9,627)       $  (7,222)      $ (13,885)
                                                                     ==========      ==========       ==========      ==========

 Loss per common share:
    Basic and diluted - as reported...............................   $    (.25)      $    (.83)       $    (.52)      $   (1.14)
                                                                     ==========      ==========       ==========      ==========
    Basic and diluted - pro forma.................................   $    (.29)      $    (.91)       $    (.64)      $   (1.32)
                                                                     ==========      ==========       ==========      ==========

Shares used in computing basic and diluted pro forma loss per share:
    Basic and diluted.............................................      11,334          10,631           11,370          10,554

     The Company computed the fair value of each option grant on the date of grant using the Black-Scholes option valuation model with the following assumptions:

                                                               Three Months Ended                   Nine Months Ended
                                                                  December 31,                        December 31,
                                                            2004                2003             2004                2003
                                                            ----                ----             ----                ----
Risk-free interest rate..................................   N/A                 3.75%            4.79%               2.74%  to 3.75%
Average expected life of option..........................   N/A                 8 years          5 years             5 to 8 years
Dividend yield...........................................   N/A                 0%               0%                  0%
Volatility of common stock...............................   N/A                 50%              50%                 50%
Weighted average fair value of option grants.............   N/A                 $9.36            $4.75              $9.57

     There were no options granted during the three-month period and 39,000 options granted during the nine-month period ended December 31, 2004. There were 24,000 options granted during the three-month and 35,000 options granted during the nine-month period ended December 31, 2003.

     ISSUANCE OF STOCK, OPTIONS, AND WARRANTS. In December 2003, the Company issued and sold 791,172 shares of common stock, options to purchase 122,292 shares of common stock, and warrants to purchase 174,057 shares of common stock for an aggregate purchase price of $10 million in a private placement. The Company received net proceeds of $9.4 million (net of fees and expenses). The purchase price of the common stock was $12.76 per share, which was at a 15% discount from the five-day average price as of December 23, 2003. The warrants have an exercise price of $17.26 per share and a life of five years. The options and warrants were valued at $245,000 and $984,000, respectively, based on a Black-Scholes calculation as of December 23, 2003 and pursuant to the provisions of EITF Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock," and were recorded at those values in short-term and long-term liabilities. The balance of the net proceeds was accounted for as additional paid-in capital. Under EITF 00-19, the Company marked-to-market the fair value of the options and warrants at the end of each accounting period. At December 31, 2003, this resulted in options and warrants valued at $195,000 and $916,000, respectively. The decrease in the valuation of the options and warrants, between December 23, 2003 and December 31, 2003 due to a decrease in the Company's stock price, of $118,000 was recorded as other income in the third quarter of fiscal 2004. On February 6, 2004, the Company and the investors entered into an amendment to their original agreement that resulted in the reclassification of the options and warrants to equity. The amendment clarified that the options and warrants granted in the financing may be exercised at a time when a registration statement covering the resale of the underlying shares is not effective or available and that in such instance the Company would deliver to the investors shares of common stock whose resale is not currently registered. On the effective date of the amendment, the options and warrants were reclassified to equity as additional paid-in capital. As a result of the increase in the value of the options and warrants from December 31, 2003 to the amendment date due to increases in the Company's stock price, the Company recognized an expense of $211,000 which is included in other expense in the consolidated statements of operations for the fourth quarter of fiscal 2004. The Company is subject to certain indemnity provisions included in the stock purchase agreement entered into as part of the financing in connection with its registration of the resale of the common stock issued and issuable in the financing. Morgan Keegan & Company, Inc. acted as the Company's placement agent for this transaction and was granted warrants to purchase 15,824 shares of common stock. The options to purchase 122,292 shares of common stock expired on September 30, 2004.

     STOCK REPURCHASES. On August 2, 2004, the Company's Board of Directors approved a 350,000 share repurchase program pursuant to which the Company can make open market or privately negotiated repurchase transactions for up to an aggregate of $3 million for a four-month period beginning August 2, 2004 and ending December 1, 2004. The Company has repurchased 91,630 shares of common stock in the open market amounting to $656,000 at an average price of $7.15.

     CONCENTRATION OF CREDIT RISK. Two customers comprised 33% and 10% of accounts receivable as of December 31, 2004 and two customers comprised 26% and 23%, respectively, of accounts receivable as of March 31, 2004.

     SEGMENT REPORTING. The Company's three reportable segments are: (1) optical memory cards, (2) optical memory card drives, maintenance, and related accessories ("optical card drives"), and (3) specialty cards & printers. The segments were determined based on the information used by the chief operating decision maker. The optical memory cards and optical card drives reportable segments are not strategic business units which offer unrelated products and services, rather these reportable segments utilize compatible technology and are marketed jointly. Specialty cards and printers is a strategic business unit offering at times unrelated products and at times related products with the other reportable segments.

     The accounting policies used to derive reportable segment results is the same as those described in the "Summary of Significant Accounting Policies." Resources are allocated to the optical memory card and optical card drive segments in a manner that optimizes optical memory card revenues and to the specialty card and printers segment in a manner that optimizes consolidated income as determined by the chief operating decision maker. Segment revenues are comprised of sales to external customers. Segment gross profit (loss) includes all segment revenues less the related cost of sales. Accounts receivable, cash, deferred income taxes, prepaid expenses; fixed assets and inventory are not separately reported by segment to the chief operating decision maker. Therefore, the amount of assets by segment is not meaningful. There are no inter-segment sales or transfers. All of the Company's long-lived assets are attributable to the United States except for $3.6 million that are attributable to Germany.

     The Company's chief operating decision maker is the Company's Chief Executive Officer. The chief operating decision maker reviews financial information presented on a consolidated basis that is accompanied by disaggregated information about revenues and gross profit (loss) by segment.

     The tables below present information for optical memory cards, optical card drives and specialty cards and printers for the three and nine-month periods ended December 31, 2004 and 2003 (in thousands):


                                              THREE MONTHS ENDED                                   THREE MONTHS ENDED
                                               DECEMBER 31, 2004                                    DECEMBER 31, 2003
                                               -----------------                                    -----------------

                            OPTICAL                       SPECIALTY                       OPTICAL
                            MEMORY         OPTICAL         CARDS &        SEGMENT         MEMORY        OPTICAL       SEGMENT
                            CARDS        CARD DRIVES       PRINTERS        TOTAL           CARDS      CARD DRIVES      TOTAL
                            -----        -----------       --------        -----           -----      -----------      -----
Revenue                    $   3,596       $   279         $  2,407       $ 6,282         $ 2,942       $  2,490      $ 5,432
Cost of sales                  2,947           716            1,814         5,477           2,231          1,650        3,881
Gross profit (loss)              649          (437)             593           805             711            840        1,551
Depreciation and
  amortization expense           391            34               65           490             306             57          363


                                               NINE MONTHS ENDED                                    NINE MONTHS ENDED
                                               DECEMBER 31, 2004                                    DECEMBER 31, 2003
                                               -----------------                                    -----------------

                            OPTICAL                       SPECIALTY                       OPTICAL
                            MEMORY         OPTICAL         CARDS &        SEGMENT         MEMORY        OPTICAL       SEGMENT
                            CARDS        CARD DRIVES       PRINTERS        TOTAL           CARDS      CARD DRIVES      TOTAL
                            -----        -----------       --------        -----           -----      -----------      -----

Revenue                    $  14,345       $   723         $  7,685       $22,753         $ 7,422       $  3,076      $ 10,498
Cost of sales                 10,293         1,630            5,738        17,661           6,283          2,628         8,911
Gross profit (loss)            4,052          (907)           1,947         5,092           1,139            448         1,587
Depreciation and
  amortization expense         1,125           112              194         1,431             870            110           980

The following is a reconciliation of segment results to amounts included in the Company's condensed consolidated financial statements:


                                              THREE MONTHS ENDED                                   THREE MONTHS ENDED
                                               DECEMBER 31, 2004                                    DECEMBER 31, 2003
                                               -----------------                                    -----------------

                                     SEGMENT                                            SEGMENT
                                      TOTAL        OTHER (A)        TOTAL                TOTAL       OTHER (A)(B)      TOTAL
                                      -----        ------           -----                -----       ------            -----
Revenue                              $  6,282       $ --           $  6,282             $ 5,432      $   35           $  5,467
Cost of sales                           5,477         --              5,477               3,881          24              3,905
Gross profit                              805         --                805               1,551          11              1,562
Depreciation and
  amortization expense                    490        179                669                 363         182                545


                                               NINE MONTHS ENDED                                    NINE MONTHS ENDED
                                               DECEMBER 31, 2004                                    DECEMBER 31, 2003
                                               -----------------                                    -----------------

                                     SEGMENT                                            SEGMENT
                                      TOTAL        OTHER (A)        TOTAL                TOTAL       OTHER (A)(B)      TOTAL
                                      -----        ------           -----                -----       ------            -----

Revenue                              $ 22,753        $ 12           $22,765             $10,498      $  123           $ 10,621
Cost of sales                          17,661          24            17,685               8,911          76              8,987
Gross profit (loss)                     5,092         (12)            5,080               1,587          47              1,634
Depreciation and
  amortization expense                  1,431         590             2,021                 980         510              1,490

(a) Other revenue consists miscellaneous items not associated with segment activities. Other cost of sales, depreciation and amortization expense represents corporate and other costs not directly associated with segment activities.

(b) The Company did not operate in the specialty card and printers segment for the three and nine-month periods ended December 31, 2003.

     OTHER COMPREHENSIVE LOSS. The following are the components of other comprehensive loss (in thousands):

                                                  THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                     DECEMBER 31,                      DECEMBER 31,
                                                     ------------                      ------------

                                                  2004           2003              2004           2003
                                                  ----           ----              ----           ----
         Net loss                               $ (2,841)      $ (8,864)         $ (5,906)      $(12,064)
         Net change in cumulative
         foreign currency translation                296             --               390             --
                                                ---------      ---------         ---------      ---------
         adjustments
         Other comprehensive loss               $ (2,545)      $ (8,864)         $ (5,516)      $(12,064)
                                                =========      =========         =========      =========

     The components of accumulated other comprehensive gain consist of cumulative foreign currency translation adjustments of approximately $390,000 as of December 31, 2004.

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

     In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment" to revise SFAS No. 123, "Accounting for Stock-Based Compensation", and supersede APB Opinion No. 25, "Accounting for Stock Issued to Employees" and its related implementation guidance. It required companies to recognize their compensation costs related to share-based payment transactions in financial statements. These costs were measured based on the fair value of the equity or liability instruments issued. SFAS No. 123R is to be applied to the Company in the second quarter of fiscal year 2006. The Company has not yet evaluated the impact that the adoption of SFAS No. 123R will have on its financial statements.

     SUBSEQUENT EVENT. On January 6, 2005, a payment of $2.2 million (1.6 million Euro) was made to the Managing Directors of two German subsidiaries to settle in large part a loan related to the acquisition of these subsidiaries in March 2004. As of that date, the outstanding balance of $203,000 (150,000 Euro) is maintained by the Company in case the known contingent claim or other unknown claims develop into actual claims. The payment was approved on December 2, 2004 by the Company's Board of Directors.

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

FORWARD-LOOKING STATEMENTS

All statements contained in this report that are not historical facts are forward-looking statements. The forward-looking statements in this report are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. They are not historical facts or guarantees of future performance or events. Rather, they are based on current expectations, estimates, beliefs, assumptions, and goals and objectives and are subject to uncertainties that are difficult to predict. As a result, the Company's actual results may differ materially from the statements made. Often such statements can be identified by their use of words such as "may," "will," "intends," "plans," "believes," "anticipates," "visualizes," "expects," and "estimates." Forward-looking statements made in this report include statements as the Company's plan to merge LaserCard Systems Corporation into LaserCard Corporation prior to calendar year end; the Company's belief that its U.S. government contract will be extended and as to card personalization rates to current and potential market segments, customers, and applications for and deployment of the products of the Company; statements as to the advantages of, potential income from, and duties to be performed under the sale of a second-source card manufacturing license to Global Investments Group (GIG); statements as to the GIG license for second-source card production in Slovenia, including future scheduled payments and royalties, targeted startup date and production capacity, and that the Company will sell equipment to GIG, provide GIG with installation support, and have on-site personnel; production quantities, delivery rates and expected delivery schedule, backlog, and revenue recognition for Company products for U.S. or foreign government programs; statements as to potential deployment and use of the Company's products by the Department of Homeland Security (DHS); expectations as to the new sheet-lamination production facilities and the short-term effect on gross margins; plans to increase card production capacity for anticipated increases in orders from programs from the Italian government and other potential programs; anticipated continued use of the Company's products by the governments of the United States, Canada, and Italy; reliance on value-added resellers and system integrators to generate sales, perform customer system integration, develop application software, test products, and work with governments to implement card programs; the Company's efforts to recruit new value-added resellers (VARs); the need for, expected success of, and potential benefits from the Company's research and engineering efforts, including developing new or enhanced card capabilities, software products, production-model read-only drives, or drives with advanced security features or lower manufacturing costs; whether introduction of new drives will increase sales, and the effects of read/write drive prices and sales volume on gross profits or gross margins from read/write drive sales; belief that there is a market for both designs of its read/write drives to support and expand optical card sales and that the read/write drive inventory on hand will be ordered by customers; expectations regarding revenues, margins, capital resources, and capital expenditures and investments, and the Company's deferred tax asset and related valuation allowance; anticipated reductions of federal tax cash payments due to current Company tax benefits; statements as to expected card delivery volumes, estimates of optical card production capacity, expected card yields there from, the Company's ability to expand production capacity, and the Company's plans and expectations regarding the growth and associated capital costs of such capacity; estimates that revenues will be sufficient to generate cash from operating activities over the next 12 months despite expected quarterly fluctuations; expectations regarding market growth, product demand, and the continuation of current programs; potential expansion or implementation of government programs utilizing optical memory cards, including without limitation, those in Senegal, India and Saudi Arabia, and the timing of the and award of any prime contracts for such programs; and the Company's plans, objectives, and expected future economic performance.

These forward-looking statements are based upon the Company's assumptions about and assessment of the future, which may or may not prove true, and involve a number of risks and uncertainties including, but not limited to, whether there is a market for cards for homeland security in the U.S. and abroad, and if so whether such market will utilize optical memory cards as opposed to other technology; customer concentration and reliance on continued U.S. and Italian government business; risks associated with doing business in and with foreign countries; whether the

Company can successfully integrate and operate its recently acquired German subsidiaries; whether the Company will be successful in assisting GIG with factory startup and training; whether GIG will have the financial wherewithal to make its required payments to the Company and to operate the facility; whether the facility will efficiently produce high quality optical memory cards in volume and that meets our standards; lengthy sales cycles and changes in and dependence on government policy-making; reliance on value-added resellers and system integrators to generate sales, perform customer system integration, develop application software, integrate optical card systems with other technologies, test products, and work with governments to implement card programs; risks and difficulties associated with development, manufacture, and deployment of optical cards, drives, and systems; the impact of litigation; the ability of the Company or its customers to initiate and develop new programs utilizing the Company's card products; risks and difficulties associated with development, manufacture, and deployment of optical cards, drives, and systems; potential manufacturing difficulties and complications associated with increasing manufacturing capacity of cards and drives, implementing new manufacturing processes, and outsourcing manufacturing; the Company's ability to produce and sell read/write drives in volume; the unpredictability of customer demand for products and customer issuance and release of corresponding orders; government rights to withhold order releases, reduce the quantities released, and extend shipment dates; whether the Company receives a fixed shipment schedule, enabling the Company to recognize revenues on cards delivered to the vault instead of when cards later are shipped from the vault; the impact of technological advances, general economic trends, and competitive products; the impact of changes in the design of the cards; and the possibility that optical memory cards will not be purchased for the full implementation of card programs in Italy, Saudi Arabia, India, and Senegal or for DHS programs in the U.S., or will not be selected for other government programs in the U.S. and abroad; the risks set forth in the section entitled "Risks and Other Factors That May Affect Future Operating Results" and elsewhere in this report; and other risks detailed from time to time in the Company's SEC filings. These forward-looking statements speak only as to the date of this report, and, except as required by law, the Company undertakes no obligation to publicly release updates or revisions to these statements whether as a result of new information, future events, or otherwise.

CRITICAL ACCOUNTING POLICIES

     REVENUE RECOGNITION. Product sales primarily consist of optical card sales, sales of optical card read/write drives and sales of specialty cards and printers. The Company recognizes revenue from product sales when the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the fee is fixed or determinable; and (4) collectibility is reasonably assured. The Company recognizes revenue on product sales at the time of shipment when shipping terms are F.O.B. shipping point, orders are placed pursuant to a pre-existing sales arrangement, and there are no post-shipment obligations or customer acceptance criteria. Where appropriate, provision is made at the time of shipment for estimated warranty costs and estimated returns. For the nine month period ended December 31, 2004, the provisions for sales returns and warranty costs were $311,000 and $152,000, respectively.

     The Company's U.S. government subcontract requires delivery into a secure vault located on the Company's premises. Shipments are made from the vault on a shipment schedule provided by the prime contractor, which is subject to revision, but generally not subject to cancellation, at the option of the prime contractor. At the time the cards are delivered into the vault, title to the cards is transferred to the government and all risks of ownership are transferred as well. The prime contractor is invoiced, with payment due within thirty days, and the contract does not contain any return (other than for warranty) or cancellation provisions. Pursuant to the provisions of SEC Staff Accounting Bulletin (SAB) No. 104, revenue is recognized on delivery into the vault as the Company has fulfilled its contractual obligations and the earnings process is complete. If the Company does not receive a shipment schedule for shipment of cards from the vault, revenue is deferred and recognized upon shipment from the vault. In addition, revenue recognition for future deliveries into the vault would be affected if the U.S. government cancels the shipment schedule. As a result, the Company's revenues may fluctuate from period to period if the Company does not continue to obtain shipment schedules under this subcontract or if the shipment schedules are cancelled.

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

     The Company applies the provisions of Statement of Position 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts" (SOP 81-1) in applicable contracts. Revenues on time and materials contracts are recognized as services are rendered at contract labor rates plus material and other direct costs incurred. Revenues on fixed price contracts are recognized on the percentage of completion method based on the ratio of total costs incurred to date compared to the estimated total costs to complete the contract. Estimates of costs to complete include material, direct labor, overhead and allowable general and administrative expenses. In circumstances where estimates of costs to complete a project cannot be reasonably estimated, but it is assured that a loss will not be incurred, the percentage-of-completion method based on a zero profit margin, rather than the completed-contract method, is used until more precise estimates can be made. The full amount of an estimated loss is charged to operations in the period it is determined that a loss will be realized from the performance of a contract. During the three and nine-month periods ended December 31, 2004, the Company recognized approximately $10,000 and $96,000 of revenues based on a zero profit margin related to a long-term contract.

     License revenue, which may consist of up-front license fees and long-term royalty payments, is recognized as revenue when earned. The second-source card-manufacturing license sold in April 2004 to GIG provides for license fees, training charges, and royalty payments to the Company for each card produced during the 20-year term of the license agreement. This is a multi-element arrangement as described in Emerging Issues Task Force (EITF) Issue No. 00-21; revenue derived from the up-front payments will be recognized ratably over the remainder of the 20-year license term once the plant has begun production. There were no license revenues for the three and nine-month periods ended December 31, 2004 and 2003.

     The Company applies the provisions of Statement of Position (SOP) No. 97-2, "Software Revenue Recognition," as amended by SOP No. 98-9, "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions" to the sale of software products. Revenue from the license of the Company's software products is recognized when persuasive evidence of an arrangement exists, the software product has been delivered, the fee is fixed or determinable, and collectibility is probable, and, if applicable, upon acceptance when acceptance criteria are specified or upon expiration of the acceptance period. Software revenue totaled $28,000 for the three and nine-months ended December 31, 2004 and $473,000 for the three and nine-month period ended December 31, 2003.

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

     Significant management judgment is required in determining the provision for income taxes and, in particular, any valuation allowance recorded against the Company's deferred tax assets. The Company recorded a tax benefit of $8,000 for the third quarter and no tax provision for the first nine months of fiscal 2005. The amount of the tax benefit recorded in the third quarter of fiscal 2005 reduced the year to date tax provision to zero due to the operating loss incurred in the Company's German operation. In December 2003, due to the Company's recent cumulative tax loss history, income statement loss history over the previous four quarters, and the continuing difficulty in forecasting the timing of future revenue as evidenced by the deviations in achieved revenues from expected revenues during the past few quarters and taking into account the newness of certain customer relationships, the Company determined that it was necessary to provide a full valuation allowance under SFAS No.109 of the deferred tax asset. As a result, for the third quarter of fiscal 2004, the Company recorded an income tax expense of $8.5 million by increasing the valuation allowance to be equal to the remaining balance of the Company's deferred tax asset. This increase resulted in a total valuation allowance of $13.7 million as of December 31, 2003, and the Company recording an income tax expense for the first nine months of fiscal 2004 of $7.1 million. As of March 31, 2004, the valuation allowance was $14.8 million including a charge to increase the valuation allowance against the beginning of the year net deferred tax asset balance of $7.1 million and a charge against its net deferred tax asset generated during fiscal 2004 in the amount of $2.4 million. As of December 31, 2004, the Company continued to provide for a full valuation allowance of $16.7 million relating to its U.S. operations consisting of $14.8 million as of March 31, 2004 and $1.9 million resulting from the net operating loss for the nine months ended December 31, 2004.

     The Company's methodology for determining the realizability of its deferred tax assets involves estimates of future taxable income; the estimated impact of future stock option deductions; and the expiration dates and amounts of net operating loss carryforwards. These estimates are based on near-term projections and assumptions which management believes to be reasonable. For recent prior periods, the Company had been estimating future taxable income from its core business, which assumed on-going business under the U.S. government subcontract for Green Cards and LaserVisa BCCs and the Canadian government's Permanent Resident Card program, as well as estimated operating expenses to support that level of business, as offset by the estimated impact of future stock option deductions. The Company went back to estimating future taxable income based upon its expectations for the current and next three years because this past core business has not proven to be as stable as the Company had believed it to be and because this past core business is expected to represent an increasingly smaller part of the business. This is because the Company expects revenues from these U.S. programs to stabilize at revenue levels lower than had been expected in the past and because the Company expects new foreign business, which has fluctuated considerably quarter to quarter, to comprise a larger portion of the core business. The Company has had difficulty in the past, and expects to have continued difficulty in the future, in reliably forecasting its foreign business and the revenue to be received from it. This, in combination with the three-year cumulative tax loss for the period ended March 31, 2004, has resulted in the Company basing its estimates of future income for these purposes to booked orders only. As circumstances change, the Company may in the future be able to revert back to estimating future revenue based upon its forecast revenues rather than only using booked orders, although the Company cannot say when this will occur.

     In concluding that a valuation allowance was required, the Company considered both the positive and negative evidence regarding its ability to generate sufficient future taxable income to realize its deferred tax assets. Positive evidence included having achieved profitability for financial reporting purposes from fiscal 1999 through fiscal year 2003. Other positive evidence included (1) the level of sales and business experienced under the contract with the Canadian government's Permanent Resident Card program; (2) prospects in Italy and Saudi Arabia for national identification card programs; (3) the heightened interest in border security initiatives following the events of September 11, 2001; and (4) expected future orders. Negative evidence included
(1) the Company's reliance on a limited number of customers for a substantial portion of its business; (2) the uncertainty in timing of anticipated orders from customers; (3) the impact of future stock option deductions on taxable income; and (4) recent experience of net operating loss carryforwards expiring unused; (5) the loss for the first nine months of fiscal 2005 and the losses in fiscal 2004; and (6) the prospect of three years' cumulative tax net operating losses. In weighing the positive and negative evidence above, the Company considered the "more likely than not" criteria pursuant to SFAS No. 109 as well as the risk factors related to its future business described under the subheadings: "Dependence on VARs and on a Limited Number of Customers," "Lengthy Sales Cycles," "Technological Change," and "Competition" as noted in the section entitled "Factors That May Affect Future Operating Results." As described above, the Company concluded that the negative evidence outweighed the positive evidence and has continued to record a valuation allowance to be equal to the full amount of the deferred tax asset as of December 31, 2004 relating to its U.S. operations.

     In the event that actual results differ from these estimates or that these estimates are adjusted in future periods, the Company may need to adjust the amount of the valuation allowance based on future determinations of whether it is more likely than not that some or all of its deferred tax assets will be realized. A decrease in the valuation allowance would be recorded as an income tax benefit or a reduction of income tax expense or a credit to stockholders' equity. The Company's net operating losses available to reduce future taxable income expire on various dates from fiscal 2005 through fiscal 2024. To the extent that the Company generates taxable income in jurisdictions where the deferred tax asset relates to net operating losses that have been offset by a full valuation allowance, the utilization of these net operating losses would result in the reversal of the related valuation allowance in the Company's results of operations. The Company would need $8.2 million of income on its federal income tax return to avoid the expiration of $8.2 million of the deferred tax asset now set to expire in fiscal 2005. In these regards, it should be noted that certain payments from GIG might be treated as income on the Company's tax return even though they are being deferred for financial reporting purposes. This could result in the utilization of net operating losses that otherwise might have expired which would result in a tax benefit for financial reporting purposes as the valuation allowance would be correspondingly reduced. However, based upon first nine months taxable income taking into account these payments and booked orders, the Company cannot determine that any net operating loss will be utilized this year, and therefore, has not adjusted its valuation allowance against the deferred tax asset.

     INVENTORIES. The Company values its inventory at the lower of the actual cost to purchase and/or manufacture the inventory or the current estimated market value of the inventory. Management regularly reviews inventory quantities on hand and records a provision for excess and obsolete inventory based primarily on forecasts of product demand. Demand for read/write drives can fluctuate significantly. In order to obtain favorable pricing, purchases of certain read/write drive parts are made in quantities that exceed the booked orders. The Company purchases read/write drive parts for its anticipated read/write drive demand and takes into consideration the order-to-delivery lead times of vendors and the economic purchase order quantity for such parts. In addition, the Company keeps a supply of card raw materials it deems necessary for anticipated demand. Therefore, the calculation of inventory turnover for actual demand will differ from the calculation considering anticipated demand.

     Management's analysis of the carrying value of inventory is performed on a quarterly basis. With respect to inventory carrying values, the Company follows the principles articulated in Accounting Research Bulletin 43, Chapter 4, "Inventory Pricing," paragraphs 5 through 7 and 10 and other authoritative guidance (SAB 100) as it relates to determining the appropriate cost basis of inventory and determining whether firm, non-cancelable purchase commitments should be accrued as a loss if forecasted demand is not sufficient to utilize all such committed inventory purchases. As part of the Company's quarterly excess/obsolete analysis, management also determines whether lower of cost or market adjustments (i.e., where selling prices less certain costs are not sufficient to recover inventory carrying values) are warranted; during the first nine months of fiscal 2005, the Company recorded a lower of cost or market adjustment in the amount of $67,000. In those instances where the Company has recorded charges for excess and obsolete inventory, management ensures that such new cost basis is reflected in the statement of operations if that inventory is subsequently sold. The Company's inventory reserves are based upon the lower of cost or market for slow moving or obsolete items. As a result, the Company believes a 10% increase or decrease of sales would not have a material impact on such reserves.

RESULTS OF OPERATIONS--FISCAL 2005 THIRD QUARTER AND FIRST NINE MONTHS COMPARED WITH FISCAL 2004 THIRD QUARTER AND FIRST NINE MONTHS

Overview

     Headquartered in Mountain View, California, LaserCard Corporation (formerly known as Drexler Technology Corporation, until October 1, 2004) manufactures LaserCard(R) optical memory cards, chip-ready OpticalSmart(TM) cards, and other advanced-technology cards. In addition, the Company operates three wholly owned subsidiaries. LaserCard Systems Corporation, of Mountain View, manufactures optical card read/write drives; develops optical card system software; and markets cards, card-related data systems, and peripherals. Challenge Card Design Plastikkarten GmbH, of Rastede, Germany, manufactures advanced-technology cards; and cards & more GmbH, of Ratingen, Germany, markets cards, system solutions, and thermal card printers. The Company will transfer its U.S. operating assets and liabilities and operations from LaserCard Corporation into its wholly owned subsidiary, LaserCard Systems Corporation during the fourth quarter of fiscal 2005 making LaserCard Corporation primarily a holding company. The Company is reviewing the viability of merging cards & more GmbH into Challenge Card Design Plastikkarten GmbH during the next twelve months.

     During nine-month period ended December 31, 2004, the Company was in process of the integration of the two related German card companies acquired on March 31, 2004, Challenge Card Design Plastikkarten GmbH of Rastede, Germany, and cards & more GmbH of Ratingen, Germany. These acquisitions provide the Company with a optical card manufacturing base to serve the European, Middle Eastern, African, and Asian markets, supplementing the Company's newly expanded manufacturing operations in California. The German operations accounted for 36% of total Company revenues for the three months period ended December 31, 2004 and 32% of total Company revenues for the nine-month period ended December 31, 2004. This is the third quarter that the German operations are included in the Company's Statement of Operations. The German operations had net loss of $347,000 for the third quarter and $202,000 for the first nine months of fiscal 2005. Low production volumes for Italian CIE cards had a negative impact on the third quarter results.

     In addition to using its own marketing staff in California, New York, and Germany, the Company utilizes value added resellers (VAR) companies and card distribution licensees for the development of markets and applications for LaserCard products. Product sales to VARs and licensees consist primarily of the Company's optical memory cards and optical card read/write drives. The Company also offers for sale, its customized software applications and add-on peripherals made by other companies (such as equipment for adding a digitized photo, fingerprint, hand template, or signature to the cards). The VARs/licensees may add application software, personal computers, and other peripherals, and then resell these products integrated into data systems. The Company is continuing its efforts to recruit new VARs and eliminate nonproductive VARs.

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

     During the three months ended December 31, 2004, the Company incurred the following unusual expenses; 1) a $291,000 Cost of Goods Sold expense for the conversion of our model 780 RW drive to model Q-600 including our remaining inventory, 2) a $150,000 Cost of Goods Sold expense associated with a card inventory reserve, and 3) a $202,000 SG&A expense for the foreign exchange loss on debt denominated in Euros that was subsequently extinguished.

     Also during the quarter, the $980,000 included in backlog since the March 31, 2004 acquisition of our German operations for a partially completed contract for an amusement park gate system has been canceled due to the insolvency of the customer. This does not affect the financial position of the Company since we did not anticipate any gross profit or loss from the contract because it was substantially completed prior to the March 31, 2004 acquisition and all profit accrued to the prior entity. In addition to cancellation of the backlog, we removed the $1.2 million of deferred costs from inventory, $824,000 from deferred revenue, and $330,000 from accounts payable and accrued liabilities since the contract will not be completed and the Company has been indemnified for potential losses.

     Prior to fiscal 2005, the largest purchaser of LaserCard products was Anteon International Corporation (Anteon), a value-added reseller (VAR) of the Company. Anteon is the government contractor for LaserCard product sales to the U.S. Department of Homeland Security (DHS), U.S. Department of State (DOS), U.S. Department of Defense (DOD), and the government of Canada. Under government contracts with Anteon, the DHS purchases Green Cards and DOS LaserVisa BCCs; the DOD purchases Automated Manifest System cards; and the Canadian government purchases Permanent Resident Cards. Encompassing all of these programs, the Company's product sales to Anteon represented 45% and 27% for the three and nine-month periods ended December 31, 2004 and 89% and 86% for the same periods a year ago. Another unaffiliated Company VAR, Laser Memory Card SPA of Italy, accounted for 4% and 33% of the Company's total revenues for the three and nine-month periods ended December 31, 2004 for programs in Italy and Senegal.

     Revenues for the major programs are shown below as a percentage of total Company revenues

                                                         Three Months Ended             Nine Months Ended
                                                             December 31,                  December 31,
                                                         2004          2003             2004         2003
                                                         ----          ----             ----         ----
United States Green Cards and LaserVisa BCCs              32%           60%              16%          53%
Canadian Permanent Resident Cards                          6%           22%               8%          29%
Italian Carta d'Identica Elettronica (CIE) Cards           4%           10%              32%           6%

     Optical memory card revenues for the three and nine-month periods ended December 31, 2004 mainly included sales of CIE cards for the Italian government for its national ID card program; Green Cards, National ID cards for the Saudi Arabian government, Automated Manifest System cards for the U.S. government; and sales of Permanent Resident Cards made for the Canadian government. Optical memory card revenues for the three and nine month periods ended December 31, 2003 mainly included sales of Green Cards, DOS LaserVisa BCCs, Automated Manifest System cards for the U.S. government; Permanent Resident Cards for the Canadian government and CIE cards for the Italian government for its national ID card program.

     For the government of Italy, the Company has received orders for CIE cards (Carta d'Identita Elettronica) and anticipates orders for a new program for the PSE cards (Permesso di Soggiorno Elettronico). As of December 31, 2004, the Company did not have a backlog for CIE or PSE cards. According to program descriptions released by the Italian government, CIE card orders could potentially reach more than $32 million per year if Phase 3 is fully funded and implemented. While the Company anticipates additional CIE orders to be placed during the fourth quarter of this fiscal year with volume shipments to begin during fiscal 2006, there can be no assurance that such orders will be placed, or that if placed, such orders will have the volume and delivery schedule contemplated by the Company.

     For the Department of Homeland Security (DHS), the Company delivered $2 million in the three-month period and $3.5 million in the nine-month period ended December 31, 2004 of Green Cards and no LaserVisa BCCs during those periods. As of December 31, 2004, between the U.S. government's own on-site inventory and the inventory the U.S. government owns and maintains in its vault on Company premises, the U.S. government has inventories of LaserVisa BCCs which would last approximately nine months and Green Cards which would last approximately seven months at the U.S. government's card-personalization rates. The Company believes that the U.S. government wants to maintain an inventory which would last approximately 6 months at the U.S. government's card personalization rates. The Company received an order of Green Cards in September 2004 for delivery through March 2005 in the amount of $4.9. The Company delivered $2.5 million of this order during the second and third quarters of fiscal 2005. This order called for delivery to the DHS vault on Company premises and included a schedule for shipment of the cards from the vault.

     Over the past year, the U.S. government personalized Green Cards valued at $7.4 million and LaserVisa BCCs valued at $2.6 million. This value is based upon the Company's selling price of cards to Anteon the prime contractor. The Company believes that annual revenues under these two programs will approximate the U.S. government personalization rate over time, subject to fluctuations in the level of inventory deemed appropriate by the U.S. government. The Company's current order of Green Cards calls for deliveries at a $8.5 million annualized rate and the Company currently does not have any orders for LaserVisa BCCs.

     The Company's current five-year U.S. government subcontract for Green Cards and LaserVisa BCCs was announced in June 2000 and will expire on May 25, 2005. The Company believes the government will issue a new competitively bid contract or issue sole-source purchase orders prior to, or shortly after expiration. There is no assurance that a follow-on contract or sole-source purchase orders will be issued by the DHS upon expiration of the current contract. This subcontract was received by the Company through Anteon, a LaserCard VAR that is a U.S. government prime contractor, under a competitively bid, government procurement contract.

     The Company has established sheet-lamination production facilities to make Canadian Permanent Resident Cards, Italian National ID cards, Saudi Arabia National ID cards, and cards for other potential programs. This process is currently more labor intensive than its roll-lamination process but allows the use of high security offset printing and other special features, resulting in a premium card.

     In 2002, the Company was awarded a subcontract for production of Canada's Permanent Resident Cards. Shipments began in fiscal 2003 and have totaled $6.5 million as of December 31, 2004. The Company's non-cancelable backlog at December 31, 2004 relating to this contract of $449,000 calls for deliveries at about $45,000 monthly or the next five months with increases thereafter.

     In March 2004, the Company quoted on a Phase 2 tender issued by the Kingdom of Saudi Arabia for three million optical memory cards, one million secure non-optical polycarbonate ID cards, and 220 read/write drives for a secure personal identification card program. Since that time, according to Saudi officials, the start of Phase II has been delayed due to the need to re-engineer parts of the central issuing system and to create a card management system. To maintain continuity of the Phase I card issuance program, the government of Saudi issued a new Request for Proposal in December 2004, calling for a full range of consumable items, including up to five million optical memory cards and up to five million secure non-optical polycarbonate ID cards. The Company has submitted proposals to a number of authorized resellers. The Request for Proposal states that deliveries of both cards must start within two months of contract signing and must be completed within twelve months thereafter. However, there is no assurance that the contract will be issued, that the Company would be the selected vendor, or that the Company will receive additional orders for this program under any contract that may ultimately be issued by the Saudi Arabian government. The Company previously sold 120 read/write drives for this program, most of which were shipped in the fiscal 2004 second quarter, for installation of the infrastructure required for card issuance. The Company shipped $440,000 of Phase 1 optical memory cards in the third quarter of fiscal 2005 and $614,000 for the first nine months of fiscal 2005. At December 31, 2004, the Company had backlog of $527,000 Phase 1 optical memory cards for delivery this fiscal year. In addition, the Company received a separate purchase order of $288,400 to ship secure non-optical polycarbonate ID cards for use in Saudi Arabia government family identity program. The non-optical polycarbonate ID cards are manufactured by the Company's wholly owned subsidiary, Challenge Card Design of Rastede, Germany and about half were delivered during the quarter ended December 31, 2004.

     Effective April 3, 2004, the Company sold a second-source card-manufacturing license to the Global Investments Group (GIG), based in Auckland, New Zealand, for card manufacturing in Slovenia. This agreement provides for payments to the Company of $29 million for the license over the 20-year term of the license (including a five-year training support package, followed by an ongoing support phase for an additional 15 years). Additionally, the Company is to sell approximately $12 million worth of the required manufacturing equipment and installation support for the to-be-built new facility to provide a targeted initial manufacturing capacity of 10 million optical cards annually. The Company has received $10 million of payments called for in the agreements as of December 31, 2004, consisting of a partial payment for the equipment and installation support of $8 million, recorded as advance payments from customers, and $2 million for the license fee, recorded as deferred revenue, which are classified as long-term liabilities within the consolidated balance sheets. An additional $5 million was received after December 31, 2004 bringing the total payments to $15 million. GIG is to pay the Company royalties for each card produced during the 20-year term of the license agreement. GIG anticipates that start up of the GIG facility will be late in calendar 2005. Revenue will be recognized over the remaining term of the agreement beginning when operation of the factory commences. Subsequent to December 31, 2004 the Company received an additional $2 million under this agreement.

     Kodak is the Company's sole-source supplier of raw material for its optical memory card media. The Company currently has an order which Kodak has accepted with deliveries scheduled through December 2005. Kodak announced in the Company's prior fiscal year that it is reducing its emphasis on emulsion based films in general. Subsequently, however, Kodak has reassured us that it has no plans to discontinue the fine-grained monochrome emulsion used in our optical memory card since it is similar to those used in military and commercial high-resolution products for which Kodak continues to maintain production. If Kodak were nonetheless to discontinue manufacturing the raw material from which the Company's optical memory card media is made, the Company would order the maximum amount of final-run stock for use while endeavoring to establish an alternate supplier for such raw material, although the purchase price could increase from a new supplier.

     The Company uses a second photographic emulsion for the preparation of mastering loops. The Company has purchased a long-term supply of this emulsion and believes it has on hand an adequate supply to meet anticipated demand.

     The Company plans to invest approximately $10 million in additional capital equipment and leasehold improvement expenditures as customer orders justify the investment. These expenditures could occur during the next twelve months, as more fully discussed under "Liquidity and Capital Resources."

Revenues

     PRODUCT REVENUES. The Company's total revenues for the fiscal 2005 third quarter ended December 31, 2004 consisted of sales of optical memory cards, optical card read/write drives, drive accessories, specialty cards and printers, maintenance, and other miscellaneous items. The Company's total revenues were $6.3 million for the fiscal 2005 third quarter and $22.8 million for the fiscal 2005 first nine months, compared with $5.5 million for the fiscal 2004 third quarter and $10.6 million for the fiscal 2004 first nine months. Net sales to external customers from the German companies acquired on March 31, 2004 were $2.3 million and $7.4 million respectively for the three and nine-month periods ended December 31, 2004.

     Revenue on optical memory cards totaled $3.6 million for the fiscal 2005 third quarter compared with $2.9 million for the fiscal 2004 third quarter. Revenue on optical memory cards totaled $14.3 million for the first nine months of fiscal 2005 compared with $7.4 million for the first nine months of fiscal 2004. The increase in optical memory card revenue was mainly due to the sale of optical memory cards for the Italian National ID card program of $7.2 million for the fiscal 2005 first nine months versus $0.5 million in last year's first nine months.

     Revenue on read/write drives, drive service, and related accessories totaled $279,000 for the fiscal 2005 third quarter compared with $2.5 million, inclusive of $473,000 for biometric system software, for the fiscal 2004 third quarter. Revenue on read/write drives, drive service, and related accessories totaled $723,000 for the fiscal 2005 first nine months compared with $3.1 million, inclusive of $473,000 for biometric systems software, for the fiscal 2004 first nine months. These decreases were primarily due to a spike in unit sales volume for read/write drives resulting from an approximately 1,000 drive order from the U.S. government during the third quarter of fiscal 2004.

     LICENSE FEES AND OTHER REVENUES. There were no license revenues for the three and nine-month periods ended December 31, 2004.

     In the fiscal 2005 first quarter, the Company announced the sale of a royalty-bearing, optical memory card manufacturing license to GIG for card manufacturing in Slovenia. The license agreement provides for payments to the Company of $29 million for the license (including a five-year training support package, followed by an ongoing support phase for an additional 15 years). Additionally, the Company agreed to sell approximately $12 million worth of manufacturing equipment and installation support for the new facility to provide a targeted initial manufacturing capacity of 10 million optical cards annually, with options to increase capacity to 30 million cards per year. As of December 31, 2004, the Company has received $10 million of payments called for in the agreements, consisting of a partial payment for the equipment and support of $8 million, recorded as advance payments, and $2 million toward the license fee, recorded as deferred revenue. The payments of $41 million called for in the agreements will be recognized as revenue over the remaining term of the arrangement beginning when operation of the factory commences, presently targeted by GIG for late in 2005. Direct and incremental costs will also be deferred and recorded as cost of sales along with the revenue. In addition, the agreement calls for royalty payments based upon unit sales and for purchases of certain raw materials for card manufacture from the Company.

Backlog

     As of December 31, 2004, the backlog for LaserCard optical memory cards totaled $3.6 million mostly scheduled for delivery in fiscal 2005. Order backlog as of December 31, 2004 mainly includes orders for the U.S. Permanent Resident Cards, Saudi Arabian government Nation ID cards, and Canadian government Permanent Resident Cards. As of December 31, 2003, the backlog for LaserCard optical memory cards totaled $9.6 million; with approximately $5.6 million in firm card orders scheduled for delivery in fiscal 2004. Order backlog as of December 31, 2003 included orders for the following programs: Green Cards for the U.S. Department of Homeland Security, Italian government national ID cards (CIE cards), and Canadian government Permanent Resident Cards. The decrease of $6 million in backlog at December 31, 2003 compared to December 31, 2004 was mainly due to the Company not having received an order for CIE cards for the Italian national ID card program. The Company has only a few customers who generally place orders for a several month period so that variations in order placement from a single customer can materially affect backlog.

     The Company has no significant backlog for read/write drives.

     In addition, the backlog for Challenge Card Design Plastikkarten GmbH and cards & more GmbH as of December 31, 2004 for specialty cards and printers totaled 321,000 euros (approximately $437,000); for a contract to develop a conventional non-optical card production facility totaled 782,000 euros ($1,067,000). Revenue on the contract for a conventional non-optical card production facility contract is being booked on a zero profit margin basis. Therefore, the total profit under this contract will be booked at completion on or about December 2006.

     Furthermore, the $980,000 included in the September 30, 2004 backlog of the Company's German operations for a partially completed contract for an amusement park gate system has been canceled due to the insolvency of the customer. This does not effect the financial position of the Company since we did not anticipate any gross profit or loss from the contract because it was substantially completed prior to the March 31, 2004 acquisition and all profit accrued to the prior entity. In addition to cancellation of the backlog, we removed the $1,154,000 of deferred costs from inventory, $824,000 from deferred revenue, and $330,000 from accounts payable and accrued liabilities since the contract will not be completed and the Company has been indemnified for potential losses.

Gross Margin

     Gross margin on product sales was 13% for the fiscal 2005 third quarter and 22% for the fiscal 2005 first nine months compared with 29% for the fiscal 2004 third quarter and 15% for the fiscal 2004 first nine months. The change from fiscal 2004 to fiscal 2005 was due to changes in product mix and the various items discussed below.

     OPTICAL MEMORY CARDS. Optical memory card gross profit and margins can vary significantly based on sales and production volume, yields, average selling price, mix of card types, production efficiency, and changes in fixed costs. The gross margin on optical memory cards was 18% for the third quarter of fiscal 2005 and 28% for the first nine months of fiscal 2005 versus 24% for the third quarter of fiscal 2004 and 15% for the first nine months of fiscal 2004. In comparing the third quarter ended December 31, 2004 to the same quarter a year ago, the increase in production and sales volumes, net of increase in fixed costs, had a positive effect on margins of about four points. However, this was offset by a $107,000 expense due to increased inventory and warranty reserves, by $180,000 due to lower yields than last year, and by $102,000 due to sales returns.

     READ/WRITE DRIVES. Read/write drive gross profit and margins can vary significantly based upon sales and production volume, changes in fixed costs, and the inclusion of optional features and software licenses on a per-drive basis. Read/write drive gross profits are generally negative, inclusive of fixed overhead costs, due to low sales volume. For the fiscal 2005 third quarter, the Company had a negative gross profit on read/write drive sales of approximately $437,000 compared with a gross profit of approximately $840,000 for the fiscal 2004 third quarter. For the fiscal 2005 first nine months, gross profit on read/write drive sales was a negative gross profit of approximately $907,000 compared with a gross profit of approximately $448,000 for the fiscal 2004 first nine months. The inclusion of biometric systems software on a per-drive basis increased read/write drive gross profits by $473,000 in both the third quarter and first nine months of fiscal 2004. The Company believes that margins will remain below 10% when sales volume is sufficient to generate positive gross profit. During the third quarter ended December 31, 2004, the Company reserved about $291,000 for the conversion of model 780 to model Q-600 including the Company's remaining inventory. The Company will no longer sell model 780 read/write drives.

     SPECIALTY CARDS AND PRINTERS. Gross margin on specialty cards and printers was 25% for both the three-months and the nine-months ended December 31, 2004. The Company anticipates that gross margins on these projects will fluctuate a few percentage points above or below 25% each quarter. The operation of this segment was started in the first quarter of fiscal 2005.

Expenses

     SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES (SG&A). SG&A expenses were $3.1 million and $8.9 million for the three and nine-month periods ended December 31, 2004, compared with $1.6 million and $5 million the same periods a year ago. For the three-month period end December 31, 2004, the increase of $1.5 million was due primarily to $768,000 in SG&A expenses recorded by the acquired German entities, $456,000 for legal, accounting, salaries and consulting mainly related to the integration of the acquired German companies and Sarbanes-Oxley Act compliances, $72,000 for occupancy and $202,000 for foreign currency exchange loss. For the nine-month period ended December 31, 2004, the increase of $3.9 million was due primarily to $2.2 million in SG&A expenses recorded by the acquired German entities, $166,000 for occupancy, $140,000 for investor relations, $1.1 million for legal, accounting, salaries and consulting mainly related to the integration of the acquired German companies and Sarbanes-Oxley Act compliance, and $228,000 for foreign currency exchange loss. The Company believes that SG&A expenses for fiscal 2005 fourth quarter will be higher than fiscal 2004 levels, as represented by the quarter ended December 31, 2004, mainly due to the inclusion of SG&A of the acquired German companies, integration of the acquired companies, increases in marketing and selling expenses, and the cost of compliance with internal control auditing mandated by
Section 404 of the Sarbanes-Oxley Act.

     RESEARCH AND ENGINEERING EXPENSES (R&E). The Company is continuing its efforts to develop new optical memory card features and structures, including various sheet-lamination card structures, the insertion of contactless chips with radio frequency (RF) capability, Optichip(TM), OVD (optically variable device) products, and associated media development including new media manufacturing methods; enhanced optical memory card read/write drives and read-only drives (readers); and new software products in an effort to provide new products that can stimulate optical memory card sales growth. For example, the Company has developed a prototype of a LaserCard handheld reader. The Company anticipates that these ongoing research and engineering efforts will result in new or enhanced card capabilities, production-model read-only drives, or drives with advanced security features and lower manufacturing costs; however, there is no assurance that such product development efforts will be successful. These features are important for the Company's existing and future optical memory card markets. Total R&E expenses were $655,000 and $2.2 million for the three and nine-month periods ended December 31, 2004, compared with $588,000 and $1.9 million the same periods a year ago. The increase was due primarily to R&E expenses of $74,000 and $198,000 recorded by the acquired German entities for the three and nine-month periods ended December 31, 2004. The Company believes that R&E expenses will increase in the fourth quarter fiscal 2005 due to expenses for preproduction prototypes of a hand-held read-only drive, optical memory card media development, and other card and hardware related programs.

     OTHER INCOME AND EXPENSE. The net other income for the third quarter of fiscal 2005 was $64,000 consisting mainly of $97,000 in interest income offset by $32,000 in interest expense, compared with $168,000 consisting of $50,000 in interest income and a $118,000 gain recorded to mark-to-market the fair value of the common stock options and warrants issued in December 2003. Total net other income for the first nine months of fiscal 2005 was $149,000 mainly consisting of $283,000 of interest income partially offset by $128,000 in interest expenses, compared with $300,000 consisting of the $178,000 of interest income and a $118,000 gain recorded to mark-to-market the fair value of the common stock options and warrants issued in December 2003. The increase in interest income was mainly due to the increase in invested funds and higher interest rates. Interest expense of $32,000 was recorded in the December fiscal 2005 quarter on long-term debt. The Company made a one-time payment of $2.2 million (1.6 million Euro) in January 2005 for this debt and therefore the interest expense will significantly decrease starting the fourth quarter of fiscal year 2005. The Company retained an outstanding loan balance of $203,000 (150,000
Euro) in case the known contingent claim or other unknown claims develop into actual claims.

     INCOME TAXES. The Company recorded an income tax benefit of $8,000 for the third quarter of fiscal 2005 compared with an income tax expense of $8.5 million for the third quarter of fiscal 2004. The Company recorded a tax benefit of $8,000 for the third quarter and no tax provision for the first nine months of fiscal 2005. The amount of the tax benefit recorded in the third quarter of fiscal 2005 reduced the year to date tax provision to zero due to the operating loss incurred in the Company's German operation. In December 2003, due to the Company's recent cumulative tax loss history, income statement loss history over the previous four quarters, and the continuing difficulty in forecasting the timing of future revenue as evidenced by the deviations in achieved revenues from expected revenues during the past few quarters and taking into account the newness of certain customer relationships, the Company determined that it was necessary to provide a full valuation allowance under SFAS No.109 of the deferred tax asset. As a result, for the third quarter of fiscal 2004, the Company recorded an income tax expense of $8.5 million by increasing the valuation allowance to be equal to the remaining balance of the Company's deferred tax asset. This increase resulted in a total valuation allowance of $13.7 million as of December 31, 2003, and the Company recording an income tax expense for the first nine months of fiscal 2004 of $7.1 million. As of March 31, 2004, the valuation allowance was $14.8 million including a charge to increase the valuation allowance against the beginning of the year net deferred tax asset balance of $7.1 million and a charge against its net deferred tax asset generated during fiscal 2004 in the amount of $2.4 million. As of December 31, 2004, the Company continued to provide for a full valuation allowance of $16.7 million relating to its U.S. operations consisting of $14.8 million as of March 31, 2004 and $1.9 million resulting from the net operating loss for the nine months ended December 31, 2004.

LIQUIDITY AND CAPITAL RESOURCES

     As of December 31, 2004, the Company had cash and cash equivalents of $9.2 million and a current ratio of 2.4 to 1. The Company also had $7.3 million in long-term investments with original maturities from one year to two and one-half years. Cash and cash equivalents, short-term investments, and long-term investments were $16.5 million at December 31, 2004 and $20.9 million at March 31, 2004.

     Net cash provided by operating activities was $112,000 for the first nine months of fiscal 2005 compared with $2 million for the first nine months of fiscal 2004. The decrease of $1.9 million is due primarily to increase in accounts receivable, inventories and equipment held for resale, and decrease in accounts payable offset by increase in advance payments from customers and deferred revenue. The accounts receivable increase at December 31, 2004 as compared with March 31, 2004 is mostly due to the $521,000 increase at our subsidiaries in Germany. This was partially due to strong sales in December and the effect of the exchange rate converting euros to U.S. dollars. The increase in inventories as compared to the same period a year ago, was due primarily to the $2.5 million in sale of read/write drives, drive service and related accessories for the first nine months of fiscal 2004 which resulted in a decrease in inventories for that period. The $1.3 million increase in equipment held for resale is related to the GIG contract. The decrease in accounts payable and accrued liabilities was due mainly to $1 million of leasehold improvements accrued in the fourth quarter of fiscal 2004 but paid in the first quarter of fiscal 2005 and $568,000 of accounts payable paid down by the Company's subsidiaries in Germany. The increase of $2.1 million in advance payments and $2 million in deferred revenue as compared to the same period a year ago were mainly due to receipts from GIG related to the contract for a card-manufacturing license, sale of required equipment and for support services.

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

     As a result of the $5.9 million net loss recorded for the first nine months of fiscal 2005, the Company's accumulated deficit increased to $24.2 million. Stockholders' equity decreased to $29.8 million mainly due to the net loss recorded and $656,000 of treasury stock resulting from stock repurchases in open market or privately negotiated transactions.

     Net cash used in investing activities was $1.1 million for the first nine months of fiscal 2005 compared with $812,000 used in investing activities in the first nine months of fiscal 2004. These amounts include maturities of liquid investments; purchases of property and equipment of $2.7 million in the first nine months of fiscal 2005 versus $3.5 million in the first nine months of fiscal 2004; acquisitions of patents and other intangibles of $90,000 in the third quarter of fiscal 2005 and $66,000 in the third quarter of fiscal 2004 and $221,000 for a loan from one of our German subsidiaries to a vendor in the third quarter of fiscal 2005 to partially fund a business acquisition by the vendor. The Company made this loan to increase its specialty card business in Germany as the vendor committed to exclusively purchase cards from the Company's German subsidiaries for a minimum of three years.

     The Company considers all highly liquid investments, consisting primarily of commercial paper, taxable notes, and U.S. government bonds, with original or remaining maturities of three months or less at the date of purchase, to be cash equivalents. All investments with original or remaining maturities of more than three months but not more than one year at the date of purchase are classified as short-term. Investments with original or remaining maturities of more than one year at the date of purchase are classified as long-term. The Company determines the length of its investments after considering its cash requirements and yields available for the type of investment considered by the Company. Management also determines the appropriate classification of debt and equity securities at the time of purchase and reevaluates the classification of investments as of each balance sheet date. As of December 31, 2004 the Company had $7.3 million classified as long-term investment, compared with $981,000 and $8.2 million as short-term and long-term investments at March 31, 2004. All marketable securities are accounted for as held-to-maturity.

     The Company made capital equipment and leasehold improvement purchases of approximately $2.7 million during first nine months of fiscal 2005 compared with approximately $3.5 million during the first nine months of fiscal 2004. As of December 31, 2004, the Company has non-cancelable purchase orders of $110,000 for equipment and $3.1 million for raw materials which will be delivered over 12 months. The Company's current card capacity, assuming optimal card type mix, is estimated at approximately 16 million cards per year. The Company plans to purchase additional production equipment in a series of steps when deemed appropriate by the Company. The Company is also increasing production capacity for cards with new structures used by the Canadian and Italian programs. In addition to investment used for expansion, the Company expects to make additional capital expenditures for cost savings, quality improvements, and other purposes. The Company plans to use cash on hand and cash generated from operations to fund approximately $10 million in additional capital equipment and leasehold improvement expenditures for card production, read/write drive tooling and assembly, and general support items as customer orders justify the investment. These expenditures could occur during the next twelve months. The Company plans to increase card production capacity for anticipated increases in orders for Italian National ID Cards and other potential programs.

     Net cash used in financing activities was $1.6 million for the first nine months of fiscal 2005 compared with net cash provided by financing activities of $11 million for the first nine months of fiscal 2004. Financing activities consisted of repayments of bank loans and long-term debt in the amount of $1.2 million in the first nine months of fiscal 2005, proceeds of $255,000 on sales of common stock through the Company's stock plan in the first nine months of fiscal 2005 compared with $1.4 million in the same period a year ago. In addition, the Company used $656,000 of cash to repurchase its common stock in open market or privately negotiated transactions. For the nine-month period ended December 31, 2003, the Company received $9.5 million of proceeds from sale of common stock, options and warrants through private placement.

     On August 2, 2004, the Company's Board of Directors approved a 350,000 share repurchase program pursuant to which we can make open market or privately negotiated repurchase transactions for up to an aggregate of $3 million for a four-month period beginning August 2, 2004. As of December 31, 2004, the Company has repurchased 91,630 shares of common stock in open market amounting to $656,000 at an average price of $7.15.

     After the quarter ended, on January 6, 2005, a payment of $2.2 million (1.6 million Euro) was made to the Managing Directors of two German subsidiaries to settle in large part a loan related to the acquisition of these subsidiaries in March 2004. As of that date, the outstanding balance of $203,000 (150,000 Euro) is maintained by the Company in case the known contingent claim or other unknown claims develop into actual claims. The payment was approved on December 2, 2004 by the Company's Board of Directors.

     There were no new debt financing activities for the fiscal 2005 third quarter ended December 31, 2004.

RISK FACTORS AND FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

OUR CURRENT AND FUTURE EXPECTED REVENUES ARE DERIVED FROM A SMALL NUMBER OF ULTIMATE CUSTOMERS SO THAT THE LOSS OF OR REDUCTIONS IN PURCHASES BY ANY ONE ULTIMATE CUSTOMER COULD MATERIALLY REDUCE OUR REVENUES AND LEAD TO LOSSES. During fiscal 2004 and each of the previous two fiscal years, we have derived more than 90% of our optical memory card and drive-related revenues from four programs-two U.S. government programs and two foreign government programs. Due to the lengthy sales cycles, we believe that these programs, with perhaps the addition of one or two other foreign programs, will be the basis for a substantial majority of our revenues in the near-term. The loss of or reductions in purchases by any one customer due to program cutbacks, competition, or other reasons would materially reduce our revenue base. Our U.S. government subcontract expires on May 25, 2005. The Company believes this contract will be extended prior to expiration. There is no assurance that the contract will be extended or a follow-on contract will be issued by the U.S. government upon expiration of the current contract. Annual or quarterly losses occur when there are material reductions, gaps or delays in card orders from our largest U.S. or foreign government programs or if such programs were to be reduced in scope, delayed, canceled, or not extended and not replaced by other card orders or other sources of income.

WE HAVE INCURRED NET LOSSES DURING THE PAST EIGHT QUARTERS AND MAY NOT BE ABLE TO GENERATE SUFFICIENT REVENUE IN THE FUTURE TO ACHIEVE OR SUSTAIN PROFITABILITY. As of December 31, 2004, we had an accumulated deficit of $24.2 million and we incurred losses of $5.9 million during the first nine months of fiscal 2005. Although we operated profitably for fiscal 1999 through fiscal 2003, we have incurred significant losses in the past, including in fiscal 1997 and 1998, and we incurred losses in fiscal 2004 and in the first nine months of fiscal 2005 due primarily to delays in orders for our cards, and additionally in the third fiscal quarter of fiscal 2004, by the increase in the valuation allowance we recorded against our deferred tax assets. There can be no assurance that we will generate enough card revenues in the near term or ever to become profitable. We are relying upon our optical memory card technology to generate future product revenues, earnings, and cash flows. If alternative technologies emerge or if we are otherwise unable to compete, we may not be able to achieve or sustain profitability on a quarterly or annual basis. Annual or quarterly losses would also continue if increases in product revenues or license revenues do not keep pace with increased selling, general, administrative, research and engineering expenses and the depreciation and amortization expenses associated with capital expenditures.

OUR PRODUCT REVENUES WILL NOT GROW IF WE DO NOT WIN NEW BUSINESS IN THE U.S. AND ABROAD. Fiscal 2004 revenues included sales of approximately $5 million of Green Cards and LaserVisa BCCs, and we expect revenues of $6 million for these programs in fiscal 2005. The Company expects these revenues could grow to up to $10 million annually thereafter if the government continues to personalize cards at that rate and continues to maintain an inventory level equal to six-months of usage. Other optical memory card programs that are emerging programs or prospective applications in various countries include identification cards for Italy and Saudi Arabia; motor vehicle registration cards in India.

For Italy, we delivered cards valued at $7.1 million in the first nine months of fiscal 2005 for Phase 2 of the Italian CIE card program. We anticipate receiving orders during fiscal 2005 for one of Italy's new programs, the Permesso di Soggiorno Elettronico (PSE) card and further orders for the CIE card program. We do not current have orders for either of these programs and we understand that there is currently an inventory of CIE cards in Italy waiting to be issued. There is no assurance that the foregoing government programs will be continued or implemented as anticipated.

OUR PROGRAM WITH ITALY, WHICH WE BELIEVE WILL BE OUR LARGEST CUSTOMER FOR THE NEXT FEW YEARS, IS IN AN EXPERIMENTAL STAGE AND MAY BE DELAYED OR CANCELLED FOR REASONS OUTSIDE OUR CONTROL WHICH WOULD CAUSE US TO HAVE LESS REVENUE THAN PLANNED AND WOULD LEAD TO CONTINUED LOSSES. The Company believes that the Italian CIE card program will be our largest customer for the next few years, comprising a significant portion of future revenues. We are increasing capacity to meet the anticipated demand. However, since the program is in Phase 2, which is its second experimental phase, there can be no assurance that demand will increase as anticipated by the Company. Losses would continue if Phase 3 of this program, which is full implementation, was to be delayed, canceled, or not extended and not be replaced by other card orders or other sources of income, or if the government were to change its technology decisions. During Phase 2, selected Italian cities have been issuing cards and testing the card issuing process. The knowledge gained during Phase 2 has resulted in initiatives to improve the issuing system and to improve the overall performance of the program. Overcoming some of these issues may be difficult and complex and involve third parties, which could be time consuming and expensive and lead to delays for implementation of Phase 3.

ONE VALUE ADDED RESELLER IS THE CONTRACTOR FOR OUR U.S. AND CANADIAN GOVERNMENT CUSTOMERS AND ANOTHER VALUE ADDED RESELLER PURCHASES CARDS FROM US FOR THE ITALIAN NATIONAL ID CARD PROGRAM. HAVING TO REPLACE EITHER OF THESE VALUE ADDED RESELLERS COULD INTERRUPT OUR U.S., CANADIAN, OR ITALIAN GOVERNMENT BUSINESS. The largest purchaser of LaserCard products has been Anteon International Corporation, one of our value-added resellers (VARs). Anteon is the government contractor for LaserCard product sales to the U.S. Department of Homeland Security, U.S. Department of State, U.S. Department of Defense, and the government of Canada. Under government contracts with Anteon, the U.S. Department of Homeland Security purchases Green Cards and U.S. Department of State purchases LaserVisa BCCs; the U.S. Department of Defense purchases Automated Manifest System cards; and the Canadian government purchases Permanent Resident Cards. Encompassing all of these programs, our product sales to Anteon represented 27% of total revenues for the nine-month period ended December 31, 2004, 72% of total revenues for fiscal 2004 ended March 31, 2004; and 94% of total revenues for fiscal 2003 ended March 31, 2003. However, since our customers are national governments, we are not dependent upon any one specific contractor for continued revenues from these programs. Although not anticipated, if Anteon were to discontinue its participation as contractor, other qualified contractors could be utilized by those governments for purchasing our products, although the process of doing so could cause the U.S. program delays. Concerning Italy, during fiscal 2004, 22% and for the first nine months of fiscal 2005 33% of the Company's revenues were derived from sales of cards and read/write drives for the government of Italy for its CIE card program. Card orders under this program are channeled to the Company through a VAR, Laser Memory Card SPA, of Rome, Italy. According to Italian government sources, the distribution of this new national ID card has started in a number of the 56 Italian communities that were scheduled to be activated under the program during 2004. If this program were to be discontinued or interrupted by the Italian government, the Company would lose one of its significant sources of optical memory card revenues.

ONE OF OUR LARGER ULTIMATE CUSTOMERS, THE U.S. GOVERNMENT, HAS THE RIGHT TO DELAY ITS ORDERS OR COULD CHANGE ITS TECHNOLOGY DECISIONS, WHICH WOULD RESULT IN ORDER DELAYS OR LOSSES. Under U.S. government procurement regulations, the government reserves certain rights, such as the right to withhold releases, to reduce the quantities released, extend delivery dates, reduce the rate at which cards are issued, and cancel all or part of its unfulfilled purchase orders. Our U.S. government card deliveries depend upon the issuance of corresponding order releases by the government to its prime contractor and, in turn, to us, and we believe that these orders will continue in accordance with our government subcontract. Losses would continue if either of our largest U.S. government programs were to be delayed, canceled, or not extended and not be replaced by other card orders or other sources of income, or if the government were to change its technology decisions, or if increases in product revenues or licenses do not keep pace with increased marketing, research and engineering, and depreciation on capital equipment. For example, the U.S. government acting through its prime contractor delayed shipments on its order of Green Cards earlier this year because of excess inventory, which resulted in a gap in production of several months, and which in turn significantly affected our operating results for the first half of fiscal 2005. Any future excess inventory held by the U.S. government for example due to delayed funding or a slower than anticipated program volume, or any future changes to the design of the cards may result in future gaps in orders or production which may negatively impact our operating results.

U.S. government subcontract release orders for Green Cards and LaserVisa BCCs represented approximately 16% of the Company's revenue during the first nine months of fiscal 2005; 44% of the Company's revenue for the entire fiscal 2004; and 82% of revenues for fiscal year 2003. The percentage declined during the first half of fiscal 2005 as U.S. government orders decreased due to the U.S. government's desire to reduce inventory levels, while at the same time orders of cards from foreign governments increased as planned over prior years' levels and the Company received revenue from its new German operations. The U.S. government's agreement with Anteon our VAR expires on May 25, 2005. There can be no assurance that the U.S. government will enter into a new contract with Anteon or renew its current contract to purchase our cards, in which case one of our major sources of revenues would be eliminated.

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

THE TIMING OF OUR U.S. GOVERNMENT REVENUES IS NOT UNDER OUR CONTROL AND CANNOT BE PREDICTED BECAUSE WE REQUIRE A FIXED SHIPMENT SCHEDULE IN ORDER TO RECORD REVENUE WHEN WE DELIVER CARDS TO A VAULT, OTHERWISE WE RECOGNIZE REVENUE WHEN THE CARDS ARE SHIPPED OUT OF A VAULT OR WE RECEIVE A FIXED SHIPMENT SCHEDULE FROM THE GOVERNMENT. We recognize revenue from product sales when the following criteria are met: (a) persuasive evidence of an arrangement exists; (b) delivery has occurred; (c) the fee is fixed or determinable; and (d) collectibility is reasonably assured.

Our U.S. government subcontract requires delivery of cards to a secure vault built on our premises. Deliveries are made into the vault on a fixed schedule specified by the government or one of its specified agents. When the cards are delivered to the vault, all title and risk of ownership are transferred to the government. At the time of delivery, the prime contractor is invoiced, with payment due within thirty days. The contract does not provide for any return provisions other than for warranty. We recognize revenue when the cards are delivered into the vault because we have fulfilled our contractual obligations and the earnings process is complete. However, if we do not receive a shipment schedule for shipment from the vault, revenue is not recognized until the cards are shipped from the vault. In addition, revenue recognition for future deliveries into the vault would be affected if the U.S. government cancels the shipment schedule. As a result, our revenues may fluctuate from period to period if we do not continue to obtain shipment schedules under this subcontract or if the shipment schedules are cancelled. We would no longer recognize revenue when cards are delivered to the vault, but instead such revenue recognition would be delayed until the cards are shipped from the vault to the U.S. government.

WE COULD EXPERIENCE EQUIPMENT, RAW MATERIAL, QUALITY CONTROL, OR OTHER PRODUCTION PROBLEMS ESPECIALLY IN PERIODS OF INCREASING VOLUME. There can be no assurance that we will be able to meet our projected card manufacturing capacity if and when customer orders reach higher levels. We have made and intend to continue to make significant capital expenditures to expand our card manufacturing capacity. However, since customer demand is difficult to predict, we may be unable to ramp up our production quickly enough to timely fill new customer orders. This could cause us to lose new business and possibly existing business. In addition, if we overestimate customer demand, we could incur significant costs from creating excess capacity. We may experience manufacturing complications associated with increasing our manufacturing capacity of cards and drives, including the adequate production capacity for sheet-lamination process cards to meet order requirements and delivery schedules. We may also experience difficulties implementing new manufacturing processes or outsourcing some of our manufacturing. The addition of fixed overhead costs results in lower profit margins unless compensated for by increased product sales. When purchasing raw materials for our anticipated optical card demand, we take into consideration the order-to-delivery lead times of vendors and the economic purchase order quantity for such raw materials. If we over-estimate customer demand, excess raw material inventory can result.

IF WE ARE UNABLE TO BUY RAW MATERIALS IN SUFFICIENT QUANTITIES AND ON A TIMELY BASIS, WE WILL NOT BE ABLE TO DELIVER PRODUCTS TO CUSTOMERS ON TIME WHICH COULD CAUSE US TO LOSE CUSTOMERS, AND OUR REVENUES COULD DECLINE. We depend on sole source and limited source suppliers for optical card raw materials. Such materials include plastic films used in optical memory card production, which are available from one supplier in the U.S. and from multiple foreign suppliers. Processing chemicals, inks, and bonding adhesives are obtained from various U.S. and foreign suppliers. Certain photographic films are commercially available solely from Eastman Kodak Company, of the United States. No assurance can be given that Kodak will continue to supply such photographic films on a satisfactory basis and in sufficient quantities. If Kodak were to discontinue manufacturing the film from which the Drexon optical stripe is made, we would endeavor to establish an alternate supplier for such film, although the purchase price could increase and reliability and quality could decrease from a new supplier. Considering that the U.S. government is a major end-user of our optical memory cards, we anticipate that an alternate supplier of these films could be established and qualified; however, no assurance can be given that there will be adequate demand to attract a second source. In addition, an alternate supplier could encounter technical issues in producing the film as there may be know-how and manufacturing expertise which Kodak has developed over the years which an alternate supplier may have difficulty to replicate. We have pre-purchased a long-term supply of the film used to produce mastering loops for prerecording cards. With regard to the film from which the Drexon optical stripe is made, we currently have an order which Kodak has accepted with deliveries scheduled through December 2005. If Kodak announced that it was no longer going to sell film, we would request that Kodak provide us with a last-buy opportunity which we would plan to take maximum advantage of, although no assurance can be given that Kodak would provide us with such an opportunity. We have film on hand plus on order that we believe would provide us with an adequate supply to meet anticipated demand until we could locate and begin volume purchases from a second source.

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

SEVERAL OF OUR FOREIGN PROGRAMS INVOLVE OUR CARDS AS PART OF A SOLUTION WHICH INCLUDES TECHNOLOGIES OF THIRD PARTIES THAT ARE INTEGRATED BY OUR SYSTEMS INTEGRATOR CUSTOMER. WE THEREFORE DO NOT HAVE CONTROL OVER THE OVERALL SYSTEM WHICH COULD LEAD TO TECHNICAL AND COMPATIBILITY ISSUES WHICH ARE DIFFICULT, EXPENSIVE, AND TIME CONSUMING TO SOLVE. THIS COULD CAUSE OUR GOVERNMENT ULTIMATE CUSTOMERS TO FIND FAULT IN OPTICAL CARDS AND SWITCH TO OTHER SOLUTIONS EVEN THOUGH OUR OPTICAL TECHNOLOGY IS NOT THE ROOT CAUSE. In certain of our current foreign programs such as Italy and Saudi Arabia, and possibly in future other programs, various third party technologies such as smart chips, RFID chips, and biometrics will be added to our cards. Our cards are complex environments which embedding other technologies can disturb which can lead to technical, compatibility and other issues. The addition of other technologies makes it difficult to determine whether an error originated with our technology or that of a co-supplier. These errors, if they occur could be difficult, expensive, and time-consuming to solve. Such difficulties could lead to our ultimate customers, the foreign governments, finding fault with optical cards and switching to other technologies even though optical technology is not the root cause. The resulting loss of customers would adversely affect our revenues.

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

WE ARE SUBJECT TO RISKS ASSOCIATED WITH CHANGES IN FOREIGN CURRENCY EXCHANGE RATES. Part of the manufacturing process of the LaserCard products that we sell in Italy takes place in our operations in Germany. Also, some of the raw materials we use to manufacture optical memory cards are sourced in Europe.

These costs are denominated in euros, the currency used in much of Europe. However, when we sell our finished products the prices that we charge are denominated in United States dollars. Accordingly, we are subject to exposure if the exchange rate for euros increases in relation to the United States dollar. As of December 31, 2004, we had not entered into a forward exchange contract to hedge against or potentially minimize the foreign currency exchange risk. The debt in the amount of 1.8 million euros as of December 31, 2004 relating to the acquisition of Challenge Card Design Plastikkarten GmbH and cards & more GmbH, of Germany was paid on January 5, 2005.

WE ACQUIRED TWO CARD COMPANIES LOCATED IN GERMANY ON MARCH 31, 2004 AND MAY ENCOUNTER DIFFICULTIES IN INTEGRATING THEM INTO OUR BUSINESS. We may encounter unforeseen difficulties in managing Challenge Card Design GmbH and cards & more GmbH, in which case we may not obtain some of the hoped-for benefits of these acquisitions, such as expanded manufacturing capacity and establishment of a significant European presence. Integration of these acquired companies may result in problems related to integration of technology, management, personnel, or products. If we fail to successfully integrate these acquisitions or if they fail to perform as we anticipated, our operations and business could be harmed. Likewise, if the due diligence and audit of these operations performed by third parties on our behalf was inadequate or flawed, we could later discover unforeseen financial or business liabilities. Additionally, in the future we may evaluate other acquisition opportunities that could provide additional product or services offerings or technologies. Any recent or future acquisition could result in difficulties assimilating acquired operations and products, diversion of capital and management's attention away from other business issues and opportunities and may result in an expense if goodwill is impaired or other intangible assets acquired are subsequently determined to be impaired. Goodwill may become impaired if the acquired German companies cannot demonstrate sufficient profitability over a reasonable forecast period.

WE ARE CONTINUING TO IMPLEMENT DISCLOSURE CONTROLS AND PROCEDURES AND TO EXTEND OUR INTERNAL CONTROL OVER FINANCIAL REPORTING TO OUR NEWLY ACQUIRED GERMAN OPERATIONS. IN ADDITION, WE ARE BEGINNING TO PREPARE FOR OUR ASSESSMENT OF OUR INTERNAL CONTROL OVER FINANCIAL REPORTING AS OF MARCH 31, 2005, AND THAT OF OUR INDEPENDENT AUDITORS, BOTH OF WHICH WILL BE CONTAINED IN OUR FISCAL 2005 REPORT ON FORM 10-K. THESE ASSESSMENTS MAY INDICATE SIGNIFICANT DEFICIENCIES OR MATERIAL WEAKNESSES IN SUCH INTERNAL CONTROL. SIGNIFICANT DEFICIENCIES OR MATERIAL WEAKNESSES, IF ANY, IDENTIFIED THROUGH THIS PROCESS WOULD NEED TO BE CORRECTED BY MANAGEMENT AND COMPENSATING PROCEDURES WOULD NEED TO BE IMPLEMENTED BY OUR INDEPENDENT AUDITORS IN ORDER FOR THEM TO ISSUE AN UNQUALIFED AUDIT REPORT. We are continuing to implement disclosure controls and procedures and to extend our internal control over financial reporting to our newly acquired German operations. These two private German companies previously had accounted only to their six shareholders who were also Managing Directors and to German tax authorities. Other than in connection with their acquisition by the Company, these companies had not previously prepared financial statements in accordance with accounting principles generally accepted in the United States of America. As a result, we have added an experienced Controller, and are continuing the process of implementing disclosure controls and internal control procedures. The disclosure controls and internal control procedures used in our German operations are tailored to their business circumstances and we anticipate that it will take several months until they are strengthened and made more robust in order to be comparable to those used in our U.S. operations. We are currently preparing for our and our auditors' assessment of our internal controls over financial reporting. This continued implementation in Germany, any changes required in the U.S., and the overall assessment is a costly and complex task requiring large amounts of internal personnel resources as well as consultants, significant management time and attention, and material amounts of training. Ultimately, we or our outside independent auditors may assess our internal control over financial reporting as having significant deficiencies, especially relative to our German operations, which could lead to a determination that our internal control over financial reporting has a material weakness. Any such significant deficiency or material weakness, if any, would need to be corrected by management and our auditors would need to design and utilize compensating procedures in order to be able to issue an audit report with an unqualified opinion. Should they be unable to do so, then investor confidence and our stock price may be adversely impacted as well as our ability to raise future financing.

WE ARE REQUIRED TO EVALUATE OUR INTERNAL CONTROL OVER FINANCIAL REPORTING UNDER
SECTION 404 OF THE SARBANES-OXLEY ACT OF 2002 AND ANY ADVERSE RESULTS FROM SUCH

EVALUATION COULD RESULT IN A LOSS OF INVESTOR CONFIDENCE IN OUR FINANCIAL REPORTS AND HAVE AN ADVERSE EFFECT ON OUR STOCK PRICE. REPLACING OUR AUDITORS DURING DECEMBER COMPRESSED THE TIMEFRAME AVAILABLE TO TEST AND REMEDIATE ANY SO-FOUND DEFICIENCIES IN OUR INTERNAL CONTROLS INCREASING THE PROBABILITY OF FINDING ISSUES WITH OUR INTERNAL CONTROL WHEN THEY ARE FINALLY EVALUATED. Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (Section 404), beginning with our Annual Report on Form 10-K for the fiscal year ending March 31, 2005, we will be required to furnish a report by our management on our internal control over financial reporting as of our fiscal year end of March 31, 2005. Such report will contain, among other matters, an assessment of the effectiveness of our internal control over financial reporting as of the end of our fiscal year, including a statement as to whether or not our internal control over financial reporting is effective. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management. Such report must also contain a statement that our auditors have issued an attestation report on management's assessment of such internal controls.

The Committee of Sponsoring Organizations of the Treadway Commission (COSO) provides a framework for us to assess and improve our internal control systems. Auditing Standard No. 2 provides the professional standards and related performance guidance for auditors to attest to, and report on, management's assessment of the effectiveness of internal control over financial reporting under Section 404. Management's assessment of internal controls over financial reporting requires management to make subjective judgments and, particularly because Section 404 and Auditing Standard No. 2 are newly effective, some of the judgments will be in areas that may be open to interpretation and therefore the report may be uniquely difficult to prepare and our auditors may not agree with our assessments.

We are still performing the system and process documentation and evaluation needed to comply with Section 404, which is both costly and challenging. We recently changed audit firms when our former firm was unable to staff our account, engaging our new firm in early January 2005. Our internal control documentation preparation and its evaluation and testing to comply with Section 404 have been delayed, in part due to the staffing issues of our prior auditor. If we and our new auditors are unable to adequately test our internal controls prior to March 31, 2005, or if during this process we identify one or more significant deficiencies or material weaknesses in our internal control over financial reporting which we are unable to remediate prior to March 31, 2005, we may be unable to assert such internal control is effective. If we are unable to assert that our internal control over financial reporting is effective as of March 31, 2005 (or if our auditors are unable to attest that our management's report is fairly stated or they are unable to express an opinion on the effectiveness of our internal controls), we could lose investor confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on our stock price.

WE RECENTLY SOLD A SECOND-SOURCE CARD MANUFACTURING LICENSE TO GLOBAL INVESTMENTS GROUP (GIG), UNDER WHICH WE WILL PROVIDE CERTAIN FACTORY SET-UP AND TRAINING SERVICES. IF WE ARE NOT SUCCESSFUL OR IF GIG IS UNABLE TO FINANCE THIS OPERATION, THE SECOND-SOURCE SUPPLY OF OPTICAL CARDS WILL NOT MATERIALIZE. IF WE AND GIG ARE SUCCESSFUL, THE SECOND-SOURCE WILL COMPETE WITH US FOR BUSINESS. If GIG is not successful, but current and potential customers require a second source of optical memory cards (which is a common business practice) they could decide to use alternate technology cards, such as chip cards, that have multiple-source suppliers. We are planning to sell to GIG approximately $12 million worth of the required manufacturing equipment and installation support for its to-be-built new card manufacturing facility in Slovenia, to provide a targeted initial manufacturing capacity of 10 million optical cards annually. If successful, this will supply a second source for optical memory cards. We will also be assigning personnel to be on site during the license term to assist with quality, security, and operational procedures, with a mutual goal that the facility and the cards made in Slovenia conform to our standards. If cards are not produced in conformance with our quality standards, the reputation and marketability of optical memory card technology could be damaged. If the factory does not become operational and produce quality cards in high volume, or if GIG is unable to raise sufficient capital to build, equip and operate this facility, we would not obtain the hoped-for benefits--including ongoing royalties, sales of raw materials to GIG, expansion of the European market, and a bona fide second source for optical memory cards. On the other hand, if and when the factory is successfully manufacturing the cards in high volume, it will compete against us for business in certain territories, which could reduce our potential card revenues if the market does not expand.

WE MAY NOT BE ABLE TO ATTRACT, RETAIN OR INTEGRATE KEY PERSONNEL, WHICH MAY

PREVENT US FROM SUCCEEDING. We may not be able to retain our key personnel or attract other qualified personnel in the future. Our success will depend upon the continued service of key management personnel. The loss of services of any of the key members of our management team, including either of our chief executive officer, president, the managing directors of our German operations, or our vice president of finance and treasurer, or our failure to attract and retain other key personnel could disrupt operations and have a negative effect on employee productivity and morale, thus decreasing production and harming our financial results. In addition, the competition to attract, retain and motivate qualified personnel is intense.

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

     FOREIGN CURRENCY EXCHANGE RATE RISK. The Company sells products in various international markets. All of these sales are denominated in U.S. dollars. However, some raw material and purchased services are denominated in euros. As of December 31, 2004, the Company had debt relating to the acquisition of Challenge Card Design Plastikkarten GmbH and cards & more GmbH, of Germany, in the amount of approximately 1.8 million euros. Accordingly, the Company is subject to exposure if the exchange rate for euros increases in relation to U.S. dollars.

     On December 2, 2004, the Company's Board of Directors approved a one-time payment of $2.4 million (Euro 1.8 million) for this debt. A payment of $2.2 million (1.6 million Euro) was made on January 6, 2005. To date, the outstanding balance of this debt is $203,000 (150,000 Euro). The exchange rate risk related to this debt is minimal.

     As of December 31, 2004, the Company had not entered into a forward exchange contract to hedge against or potentially minimize the foreign currency exchange risk. We will continue to evaluate our exposure to foreign currency exchange rate risk on a regular basis.

ITEM 4.  CONTROLS AND PROCEDURES

     EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. We are continuing to implement disclosure controls and procedures and to extend our internal control over financial reporting to our newly acquired German operations. These two private German companies previously had accounted only to their six shareholders who were also Managing Directors and to German tax authorities. Other than in connection with their acquisition by the Company, these companies had not previously prepared financial statements in accordance with accounting principles generally accepted in the United States of America. As a result, we have added an experienced Controller and we have instituted disclosure controls and internal control procedures in an environment where few existed previously and in which the existing personnel have no experience in operating a business using the newly instituted controls and procedures. Therefore, the disclosure controls and procedures used in our German operations are tailored to their business circumstances and we anticipate that it will take several months until they are strengthened and made more robust in order to be comparable to those used in our U. S. operations. The Company's principal executive officers and principal financial officer have evaluated the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Form 10-Q and have determined that they are reasonably effective taking into account the totality of the circumstances, including those described as to our German operations.

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

Item 4. - Submission of Matters to a Vote of Security Holders

None

Item 5. - Other Information

None

Item 6. - Exhibits

          Exhibit No.        Exhibit Description
          -----------        -------------------

              3.1          Amended and Restated By-Laws as of November 30, 2004.
                           The amendments affected Article IV, Officers resulting from the elimination of co-chief executive officers.

             31.1 Rule 13a-14(a) Certification of Richard M. Haddock, chief executive officer

             31.2 Rule 13a-14(a) Certification of Steven G. Larson, chief financial officer

             32.1 Section 1350 Certification of Richard M. Haddock, chief executive officer

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

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

LASERCARD CORPORATION
(Registrant)


        Signature                       Title                      Date
        ---------                       -----                      ----


/s/ Richard M. Haddock          Chief Executive Officer       February 8, 2005
----------------------------
Richard M. Haddock


/s/ Steven G. Larson            Chief Financial Officer       February 8, 2005
----------------------------
Steven G. Larson

                                INDEX TO EXHIBITS

                                  [ITEM 14(c)]
Exhibit
Number      Description
------      -----------


   3.1 Amended and Restated By-Laws as of November 30, 2004. The amendments affected Article IV, Officers resulting from the elimination of co-chief executive officers.

  31.1 Rule 13a-14(a) Certification of Richard M. Haddock, chief executive officer

  31.2 Rule 13a-14(a) Certification of Steven G. Larson, chief financial officer

  32.1 Section 1350 Certification of Richard M. Haddock, chief executive officer

  32.2 Section 1350 Certification of Steven G. Larson, chief financial officer