Form 10-K
period 2005-03-31
LASERCARD CORP
filed 2005-06-15
CIK 30140

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
[Mark One]

   [ x ]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                    For the Fiscal Year Ended March 31, 2005

                                       OR
   [   ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                    For the Transition Period from to _____

                        Commission File Number: 000-6377

                              LASERCARD CORPORATION
                    (FORMERLY DREXLER TECHNOLOGY CORPORATION)

            Delaware                                         77-0176309
--------------------------------                      -----------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                          Identification No.)

1875 North Shoreline Boulevard, Mountain View, CA            94043-1601
-------------------------------------------------     -----------------------
(Address of principal executive offices)                      (Zip Code)

                                 (650) 969-7277
                                 --------------
              (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:

        NONE                                                   NONE
-----------------------                               -----------------------
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

Based on the last trade price of the Company's Common Stock on The Nasdaq Stock Market on the last business day of the registrant's most recently completed second fiscal quarter (September 30, 2004), the aggregate market value of the voting stock held by non-affiliates of the registrant is approximately $104,000,000. Shares of common stock held by officers, directors and other persons who may be "affiliates" of the Registrant have been excluded from this computation. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

          Number of outstanding shares of Common Stock, $.01 par value, at June 10, 2005: 11,436,794

                    DOCUMENTS INCORPORATED BY REFERENCE: NONE

                           Exhibit Index is on Page 86

                          Total number of pages is 113

                                                         PART I

                                                                                                                   Page
                                                                                                                   ----
Item 1.    Business..............................................................................................     4
               Forward-Looking Statements........................................................................     4
               General Development of Business...................................................................     5
               Financial Information about Segments..............................................................     6
               Narrative Description of Business.................................................................     6
               Risk Factors and Factors that May Affect Future Operating Results.................................    17
Item 2.    Properties............................................................................................    23
Item 3.    Legal Proceedings.....................................................................................    24
Item 4.    Submission of Matters to a Vote of Security Holders...................................................    24

                                                         PART II

Item 5.    Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases
                of Equity Securities.............................................................................    25
Item 6.    Selected Financial Data...............................................................................    26
Item 7.    Management's Discussion and Analysis of Results of Operations and Financial Condition.................    27
               Critical Accounting Policies......................................................................    27
               Results of Operations--Fiscal 2005 Compared with Fiscal 2004 and Fiscal 2003......................    30
               Liquidity and Capital Resources...................................................................    36
Item 7A.   Quantitative and Qualitative Disclosures about Market Risk............................................    39
Item 8.    Financial Statements and Supplementary Data...........................................................    40
               Reports of Independent Registered Public Accounting Firms.........................................    40
               Consolidated Financial Statements.................................................................    44
               Notes to Consolidated Financial Statements........................................................    48
               Quarterly Financial Information (Unaudited).......................................................    68
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..................    69
Item 9A.   Controls and Procedures...............................................................................    69
Item 9B.   Other Information.....................................................................................    69

                                                        PART III

Item 10.   Directors and Executive Officers of the Registrant....................................................    70
Item 11.   Executive Compensation................................................................................    72
Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters........    74
Item 13.   Certain Relationships and Related Transactions........................................................    76
Item 14.   Principal Accountant Fees and Services................................................................    77

                                                         PART IV

Item 15.   Exhibits and Financial Statement Schedules............................................................    78
Signatures ......................................................................................................    85

                                     PART I

ITEM 1.  BUSINESS

        FORWARD-LOOKING STATEMENTS. All statements contained in this report that are not historical facts are forward-looking statements. The forward-looking statements in this report are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. They are not historical facts or guarantees of future performance or events. Rather, they are based on current expectations, estimates, beliefs, assumptions, and goals and objectives and are subject to uncertainties that are difficult to predict. As a result, the Company's actual results may differ materially from the statements made. Often such statements can be identified by their use of words such as "may," "will," "intends," "plans," "believes," "anticipates," "visualizes," "expects," and "estimates." Forward-looking statements made in this report include statements as to the Company's belief that its U.S. government contract will be extended and as to card personalization rates to current and potential market segments, customers, and applications for and deployment of the products of the Company; statements as to the advantages of, potential income from, and duties to be performed under the sale of a second-source card manufacturing license to Global Investments Group (GIG); statements as to the GIG license for second-source card production in Slovenia, including future scheduled payments and royalties, GIG's targeted startup date and production capacity, and that the Company will sell equipment to GIG, provide GIG with installation support, and have on-site personnel; production quantities, delivery rates and expected delivery schedule, backlog, and revenue recognition for Company products for U.S. or foreign government programs; statements as to potential deployment and use of the Company's products by the Department of Homeland Security (DHS); belief that the European marketing base provided by the German operations will accelerate European acceptance of OMCs; belief that the Company's supply of film is adequate to bring up a second source without interruption should Kodak cease as a supplier; intent to pursue infringers of its patents; plans to increase card production capacity for anticipated increases in orders from programs from the Italian government and other potential programs; anticipated continued use of the Company's products by the governments of the United States, Canada, and Italy, including that Italy will be the largest customer for the next few years the need for, expected success of, and potential benefits from the Company's research and engineering efforts, including developing new or enhanced card capabilities, software products, production-model read-only drives, or drives with advanced security features or lower manufacturing costs; whether introduction of new drives will increase sales, the effects of read/write drive prices and sales volume on gross profits or gross margins from read/write drive sales; belief that there is a market for both designs of its read/write drives to support and expand optical card sales and that the read/write drive inventory on hand will be ordered by customers; expectations regarding revenues, margins, SG&A and R&D expenses, capital resources, and capital expenditures and investments, and the Company's deferred tax asset and related valuation allowance; anticipated reductions of federal tax cash payments due to current Company tax benefits; statements as to expected card delivery volumes, estimates of optical card production capacity, expected card yields there from, the Company's ability to expand production capacity, and the Company's plans and expectations regarding the growth and associated capital costs of such capacity; estimates that revenues and advance payments will be sufficient to generate cash from operating activities over the next 12 months despite expected quarterly fluctuations; expectations regarding market growth, product demand, and the continuation of current programs; potential expansion or implementation of government programs utilizing optical memory cards, including without limitation, those in Italy, India, and a Middle Eastern country, and the timing of the award of any prime contracts for such programs; and the Company's plans, objectives, and expected future economic performance including without limitation, its marketing objectives.

        These forward-looking statements are based upon the Company's assumptions about and assessment of the future, which may or may not prove true, and involve a number of risks and uncertainties including, but not limited to, whether there is a market for cards for homeland security in the U.S. and abroad, and if so whether such market will utilize optical memory cards as opposed to other technology; customer concentration and reliance on continued U.S. and Italian government business; risks associated with doing business in and with foreign countries; whether the Company can successfully integrate and operate its recently acquired German subsidiaries; whether the Company will be successful in assisting GIG with factory startup and training; whether GIG will have the financial wherewithal to make its required payments to the Company and to operate the facility; whether the facility will efficiently produce high quality optical memory cards in volume and that meets our standards; lengthy sales cycles and changes in and dependence on government policy-making; reliance on value-added resellers and system integrators to generate sales, perform customer system integration, develop application software, integrate optical card systems with other technologies, test products, and work with governments to implement card programs; risks and difficulties associated with development, manufacture, and deployment of optical cards, drives, and systems; the impact of litigation; the ability of the Company or its customers to initiate and develop new programs utilizing the Company's card products; risks and difficulties associated with development, manufacture, and deployment of optical cards, drives, and systems; potential manufacturing difficulties and complications associated with increasing manufacturing capacity of cards and drives, implementing new manufacturing processes, and outsourcing manufacturing; the Company's ability to produce and sell read/write drives in volume; the unpredictability of customer demand for products and customer issuance and release of corresponding orders; government rights to withhold order releases, reduce the quantities released, and extend shipment dates; whether the Company receives a fixed shipment schedule, enabling the Company to recognize revenues on cards delivered to the vault instead of when cards later are shipped from the vault; the impact of technological advances, general economic trends, and competitive products; the impact of changes in the design of the cards; and the possibility that optical memory cards will not be purchased for the full implementation of card programs in Italy, a Middle Eastern country and India, or for DHS programs in the U.S., or will not be selected for other government programs in the U.S. and abroad; the risks set forth in the section entitled "Risks Factors And Factors That May Affect Future Operating Results" and elsewhere in this report; and other risks detailed from time to time in the Company's SEC filings. These forward-looking statements speak only as to the date of this report, and, except as required by law, the Company undertakes no obligation to publicly release updates or revisions to these statements whether as a result of new information, future events, or otherwise.

        TRADEMARKS. LaserCard(R) and Drexon(R) are the Company's registered trademarks. OpticalSmartTM card, OpticalProximityTM caRD, LaserCard(R) ConciergeCardTM, OptiChipTM, and LaserBadgeTM are the Company's trademarks. The Company may also refer to trademarks of other corporations and organizations in this document.

GENERAL DEVELOPMENT OF BUSINESS

        Headquartered in Mountain View, California, LaserCard Corporation, a Delaware corporation, (formerly known as Drexler Technology Corporation, until October 1, 2004) is primarily a holding company that operates all its operations through its three wholly owned subsidiaries. LaserCard Corporation, a California corporation, of Mountain View, develops, manufactures and sells optical memory cards, read/write drives; and system software; card-related systems, and markets peripherals, specialty cards and card printers. Challenge Card Design Plastikkarten GmbH, of Rastede, Germany, manufactures specialty cards; and cards & more GmbH, of Ratingen, Germany, markets cards, system solutions, and card printers. The Company is reviewing the viability of merging cards & more GmbH into Challenge Card Design Plastikkarten GmbH during the next twelve months.

        LaserCard Corporation was incorporated under the laws of the State of California on July 23, 1968, and was reincorporated as a Delaware corporation on June 24, 1987. The Company's mailing address and executive offices are located at 1875 North Shoreline Boulevard, Mountain View, California 94043, and the telephone number is (650) 969-7277. Throughout this report, the "Company," "we," and "us" refer to LaserCard Corporation and subsidiaries, unless otherwise indicated.

        The Company's annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports can be obtained free of charge after such material is electronically filed with or furnished to the Securities and Exchange Commission (SEC). These documents are available as soon as reasonably practicable using the hypertext link to the SEC's website via the Company's website, www.lasercard.com. They also may be obtained directly from the SEC's website, www.sec.gov/edgar/searchedgar/companysearch.html under CIK code 30140. In addition, these documents and the Company's "Code of Ethics and Business Conduct for Employees, Officers, and Directors" are posted on the Company's website.

        The Company's primary product is the LaserCard optical memory card which is a credit-card sized, data storage card--invented, patented, developed, and manufactured by the Company. Along with its ability to record, update, and store up to 2.86 megabytes of user data, this unique card offers multiple data-security features, can be carried in a wallet, and is highly resistant to counterfeiting and data tampering. This makes the LaserCard ideal for portable and secure data storage and for cardholder identification.

        Applications for the LaserCard include the following:

        o       United States Permanent Resident Card ("Green Card")
        o       United States Department of State Laser Visa Border Crossing
                Card (BCC)
        o       United States Department of Defense Automated Manifest System
                Card
        o       Government of Canada "Maple Leaf" Permanent Resident Card
        o       Italian citizens' ID card
        o       Middle Eastern country national ID card
        o Other developing programs involving banking, medical records, and vehicle registration

        On March 31, 2004, the Company successfully completed the acquisition of two related German card companies, Challenge Card Design Plastikkarten GmbH of Rastede, Germany, and cards & more GmbH of Ratingen, Germany, including their sales operations in the USA and Korea. These acquisitions provide the Company with a strong card manufacturing base to serve the European, Middle Eastern, African, and Asian markets, supplementing the Company's newly expanded manufacturing operations in California. While operating results of these German companies are consolidated into the Company's financial statements for fiscal 2005, the historic operating results of CCD and C&M have not been included in the financial statements for fiscal 2004 and prior periods although the consolidated balance sheets as of March 31, 2005 and March 31, 2004 reflect the acquisition of these two companies.

        Effective April 3, 2004, the Company sold a royalty-bearing, second-source card-manufacturing license to Global Investments Group, for optical memory card manufacturing in Slovenia. This agreement provides for payments to the Company of $41 million over the 20-year term of the license (consisting of the sale of equipment for approximately $12 million, a five-year training support package, followed by an ongoing support phase for an additional 15 years). The required manufacturing equipment and installation support for the licensee's new facility are targeted to achieve an initial manufacturing capacity of 10 million optical cards annually. The Company has received the initial $15 million of payments called for in the agreements as of March 31, 2005. We have been informed that Global Investments Group is planning to start manufacturing operations in their new facility early in 2006.

        For a discussion of the risk factors related to the Company's business operations, see the "Forward-Looking Statements" narrative at the beginning of this report, the "Risk Factors and Factors That May Affect Future Operating Results" at the end of this section, and the "Management's Discussion and Analysis of Results of Operations and Financial Condition" contained in Item 7.

FINANCIAL INFORMATION ABOUT SEGMENTS

        The Company's three reportable segments are: (1) optical memory cards,
(2) optical memory card drives, maintenance, and related accessories ("optical card drives"), and (3) specialty cards and printers. The segments were determined based on the information used by the chief operating decision maker. The optical memory cards and optical card drives reportable segments are not strategic business units which offer unrelated products and services; rather these reportable segments utilize compatible technology and are marketed jointly. Specialty cards and printers is a strategic business unit offering at times unrelated products and at times related products with the other reportable segments. See "Segment Reporting" in Note 4 in Item 8, "Consolidated Financial Statements and Supplementary Data," for additional industry segment information.

NARRATIVE DESCRIPTION OF BUSINESS

        LaserCard Corporation develops, manufactures and sells optical memory cards, read/write drives, system software and card-related systems, and markets peripherals, specialty cards and card printers. The primary product of the Company is the LaserCard optical memory card (OMC).

LASERCARD; A SECURE COUNTERFEIT-RESISTANT CREDENTIAL

        The Company's LaserCard optical memory card is a secure, counterfeit-resistant credential whose current primary use is by national governments in identification applications.

        Digital data is recorded in an irreversible process so that ID information on a legitimate card cannot be fraudulently altered for criminal purposes. Each implementation for secure ID is customized to the issuers' own specifications. Key characteristics of the card's memory and the issuing and inspection hardware are matched. To date, the Company's users have concluded that the hurdle for would-be card counterfeiters is so high that such persons instead would seek some other vulnerability in the issuance process.

        Another security benefit of optical memory is its ability to create visible, high-resolution micro images and security patterns in the optical media itself at resolutions up to 12,000 dots per inch. These features, which cannot be accurately simulated, are used by inspectors and forensic specialists for both overt and aided visual card authentication.

        It is also possible to create a "laser-etched," eye visible image in the media, irreversibly marking the digital memory with the visible identity of the card holder, a unique security feature among all machine readable card technologies.

        These images are recorded during card personalization using a secure optical memory card (OMC) encoder unit: the diffraction pattern created results in a highly visible image on the optical media. This image cannot be altered, since the media is not erasable, and the permanent laser etching can be visually compared to more readily changeable colored photographic images of the cardholder that may also be printed on the card's surface.

        LaserCard OMC also offers a hologram under overlay where a custom hologram is laminated into the structure of the card and is visible through a transparent outer layer of the card. The hologram will never be subject to wear and attempts at cannibalization of the feature are rendered useless.

LASERCARD NATIONAL GOVERNMENT APPLICATIONS

        The predominant present application is secure identity in government programs, covering both immigration and border entry along with citizenship. The counterfeit-resistant cards are typically replaced every five or ten years. The following are examples of these national government applications:

        o The current U.S. Permanent Resident Card (or "Green Card"), made by the Company and issued by the Department of Homeland Security, evidences that a non-US citizen is approved to reside and be employed in the United States.

        o The current Laser Visa Border Crossing Card, made by the Company and issued by the United States Department of State, permits Mexican citizens to visit the United States (close to the U.S. border) for up to 30 days.

        o The current Canadian "Maple Leaf" Permanent Resident Card, made by the Company, has been issued by the Government of Canada since mid-2002 to confirm Canadian permanent resident status.

        o The electronic citizen ID card of Italy, approved for full implementation, identifies the holder as a citizen and confers upon the holder the rights and privileges to which a citizen is entitled. According to recent legislation an Italian resident permit card for non-EU citizens will also be implemented.

        o In a program for a Middle Eastern country, the LaserCard would be used as a national identification card. The Company has sold read/write drives for installation of the infrastructure required for card issuance, and also has shipped about 300,000 optical memory cards for testing and sample purposes.

        o A motor vehicle registration program in the States of Delhi and Gujarat, India, in which the OpticalSmart LaserCard is used for storing the payment of road tax, vehicle registration, insurance, violations, and vehicle fitness. We have been informed that the two states have issued more than 300,000 such optical card-based registrations to date, and other Indian states have planned OpticalSmart card vehicle registration programs as well.

        o The U.S. Department of Defense uses the LaserCard as a paperless cargo manifest in its Automated Manifest System for governing and facilitating the shipment of military cargo to Army and Marine deployments.

DATA STORAGE CAPACITY

        The gross data storage capacity of the standard LaserCard is 4.1 megabytes on the 35mm optical stripe and 1.5 megabytes on the 16mm stripe. The LaserCard itself is the size of a conventional credit card.

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

        The resulting data storage capacities are 2.86 megabytes of "user" capacity for the standard 4.1 megabyte LaserCard and 1.1 megabytes of "user" capacity for the 1.5 megabyte LaserCard. The 16-millimeter stripe LaserCard with
1.1 megabytes of user capacity can be employed in conjunction with an IC chip to create a hybrid smart card, which the Company calls an OpticalSmart(TM) card.

Durability

        Durability is another important feature, primarily in industrial applications. The U.S. Defense Logistics Agency's (DLA) Automated Manifest System (AMS) uses optical memory cards to resolve the problem of in-transit identification for critical supplies. The AMS card solution provides in-transit visibility, expedited receipt processing, prioritizes container processing, facilitates discrepancy reporting, minimizes impact on existing systems and achieves a portable permanent record of transactions. Since 1993 more than 750,000 LaserCard optical memory cards and approximately 2,000 LaserCard OMC drives have been installed for use in shipping goods all over the world, often in the most hazardous environments. Environmental testing done by the U.S. Army showed high durability with the optical memory card.

        The AMS program has won several government awards, including the Vice-Presidential Golden Hammer for cutting logistics costs more than 67%.

INTERNATIONAL STANDARDS FOR OPTICAL MEMORY CARDS

        Standardization of optical memory cards allows interchange of the digital information encoded on the cards and facilitates compatibility among optical memory card systems. The Company participates in optical card standards activities in the United States and internationally. Shown below is the current status of optical memory card standards under ISO/IEC (the International Organization for Standardization/International Electrotechnical Committee). The LaserCard optical memory card system, complies with all of the documents listed.

        o ISO/IEC 11693 describes the general characteristics of optical memory cards. This international standard was first published in 1994.

        o ISO/IEC 11694-1 describes the physical characteristics of the card, such as height, width, thickness, etc. This international standard was first published in 1994.

        o ISO/IEC 11694-2 describes the dimensions and location of the accessible area--the area on the card where data writing/reading occurs. This international standard was first published in 1995.

        o ISO/IEC 11694-3 describes the optical properties and characteristics of the card and provides the technical specifications which allow interchange. This international standard was published in 1995.

        o ISO/IEC 11694-4 describes the logical data structure on the card and defines the method of writing and reading card data. This international standard was published in 1996.

        In the United States, ANSI (the American National Standards Institute) has adopted all of the above ISO Standards as ANSI/ISO Standards.

        Other standards defining the use of optical memory cards in certain application areas, such as drivers license and machine readable travel documents, also exist.

LASERCARD MANUFACTURING

        The Company's LaserCard optical memory card manufacturing operations are located in Mountain View, California, and Rastede, Germany. The Company produces optical memory cards using the original roll-lamination process or a newer sheet-lamination process. The sheet-lamination process is currently more labor intensive than the roll-lamination process but allows the use of high security offset printing and other special features, resulting in a premium card. The Company has an annual production capacity of 10 million roll-process cards in conjunction with approximately 6 million sheet-process cards depending with the optimum mix of features. The optical memory card manufacturing facilities permit incremental expansion of production capacity.

        The March 31, 2004 acquisition of Challenge Card Design Plastikkarten GmbH of Rastede, Germany, provides the Company with a card manufacturing base to serve the European, Middle Eastern, African, and Asian markets, supplementing the Company's card manufacturing operations in California. CCD has a manufacturing capacity of up to 20 million non-optical cards per year. The Company may enhance the existing CCD factory to manufacture finished optical card blanks in Germany if and when European customer orders justify such capacity expansion and such European expansion is determined to be cost effective. This would enable CCD to manufacture cards featuring four of the key ID card technologies (optical memory, contact IC chip, contactless RF ID, and magnetic stripe) either singly or in combination, along with other high-security features.

RAW MATERIALS

        To maintain adequate raw material supplies for the manufacture of optical memory cards, the Company establishes ongoing relationships with principal suppliers, qualified and when commercially reasonable utilizes multiple suppliers, and obtains information about alternate suppliers. The Company maintains raw materials inventory levels that take into account current expected demand, order-to-delivery lead times, supplier production cycles, and minimum order quantities. If the Company is unable to buy raw materials in sufficient quantities and on a timely basis, it would not be able to deliver products to customers on time.

        Most of the raw materials used in the manufacture of optical memory cards are available from one or more qualified suppliers. Such materials include plastic films used in optical memory card production, which are available from one supplier in the U.S. and from multiple foreign suppliers. Processing chemicals, inks, and bonding adhesives are obtained from various U.S. and foreign suppliers. However, certain photographic films are commercially available solely from Eastman Kodak Company, of the United States. No assurance can be given that Kodak will continue to supply such photographic films on a satisfactory basis and in sufficient quantities. If Kodak were to discontinue manufacturing the film from which the optical media is made, the Company would endeavor to establish an alternate supplier for such film, although the purchase price could increase and reliability and quality could decrease from a new supplier. The Company anticipates that an alternate supplier of such film could be established and qualified; however, no assurance can be given that there will be adequate demand to attract a second source for such film. In addition, an alternate supplier could encounter technical issues in producing the film as there may be know-how and manufacturing expertise which Kodak has developed over the years which an alternate supplier may have difficulty to replicate. With regard to the film from which the optical media is made, the Company currently has an order which Kodak has accepted with deliveries scheduled through December 2005. If Kodak announced that it was no longer going to sell this film, the Company would request that Kodak provide a last-buy opportunity, which the Company would plan to take maximum advantage of, although no assurance can be given that Kodak would provide such an opportunity. The Company has film on hand plus on order that it believes would provide an adequate supply to meet anticipated demand until the Company could locate and begin volume purchases of film from a second source. In addition, the Company is researching other materials for use as its optical memory card media.

LASERCARD READ/WRITE DRIVES; MANUFACTURING AND PARTS/COMPONENTS

        Optical memory cards are used in conjunction with a card read/write device (drive) that connects to a personal computer. The price, performance, and availability of read/write drives are factors in the commercialization of optical cards. The Company maintains read/write drive manufacturing operations in its Mountain View, California facilities. The Company continuously seeks design and procurement changes to improve performance and reduce the drive selling price.

        To maintain adequacy of parts and components for the manufacture of read/write drives, the Company attempts to establish ongoing relationships with principal suppliers and obtains information about alternate suppliers. If the Company is unable to buy parts and components in sufficient quantities and on a timely basis, it would not be able to deliver products to customers on time. The Company purchases read/write drive parts for its anticipated read/write drive demand, taking into consideration the order-to-delivery lead times of vendors and the economic purchase order quantity for such parts. For read/write drives, the optical recording head for the current drive is a Company-specific part obtained from one supplier: Audio-Technica Corp., of Japan.

APPLICATION PROGRAMMING INTERFACE (APIS) AND APPLICATION SOFTWARE

        APIS. As part of its read/write drive and system sales, LaserCard includes a comprehensive set of APIs in order for its customers to develop optical card applications. An API is a set of routines, protocols, and tools used by programmers for building software applications. LaserCard-related APIs control or facilitate the basic operations and read/write functions of optical memory card drives so that they can interface directly with personal computers. LaserCard develops LaserCard-related APIs such as device drivers, file system DLLs (dynamic link libraries), and custom software tools to enhance read/write drive integration.

        CUSTOM APPLICATIONS. The Company also offers contract services for purchase by customers that require custom programming in the development and integration of their LaserCard applications. It also makes available for purchase by customers, software for demonstrating data storage, medical, and security concepts involving the LaserCard, software-development tools for related peripherals, and a card issuance application software package.

        APPLICATION SOFTWARE. End-user application software is an important factor in developing commercial markets for optical memory cards because it directs computers to do specific tasks related to the customer's end-user application for the LaserCard. Typically, the Company's VARs and/or their customers develop software for specific end-user applications. In this role, VARs may integrate optical card products into existing software products, write new application software for specific optical memory card programs, or license software from other VARs. Several VARs have written optical card software programs for applications. C&M markets the BadgeMaker card personalization and issuing applications used for card issuance and data management; the Company markets the LaserBadge derivative of BadgeMaker, and a Biometric ID Verification System application (discussed below).

        API and application software sales have not been a significant portion of revenues thus far. To date, the Company's software development has been completed concurrent with the establishment of technological feasibility and, accordingly, all software development costs have been charged to research and engineering expense in the accompanying statements of operations.

LASERCARD BIOMETRIC ID VERIFICATION SYSTEM

        The Company has developed a LaserCard Biometric ID Verification System that can quickly confirm validity of optical memory card biometric ID cards, read and display digitally stored photographs and other digital data from the cards, and biometrically verify the cardholders' live-scanned fingerprints with the fingerprint templates stored on the cards at time of card issuance.

        During the fiscal 2004 third quarter, the Company received an order for and delivered 1,000 optical memory card read/write drives and biometric verification system software for a Department of Homeland Security program. These

1,000 drives and software systems have been deployed by the DHS at U.S. borders, to enable the DHS to read the encoded data on more than 16 million Green Cards and Border Crossing Cards previously manufactured by the Company and issued by the U.S. government since 1998.

        The Company also is marketing the LaserCard Biometric ID Verification System as a "concept" package, meaning that software which performs the same functions (but not usable with U.S. government cards) is available in customized form to other customers for government, industrial, and commercial applications.

OTHER ADVANCED-TECHNOLOGY CARDS

        Acquired by the Company on March 31, 2004, Challenge Card Design Plastikkarten GmbH and cards & more GmbH are recognized leaders in Europe as providers of advanced contactless card solutions, primarily in the consumer, event, and access control sectors. CCD has the production capacity to manufacture up to 20 million advanced-technology cards per year--including contact IC chip cards, contactless RFID cards, and magnetic stripe cards--while C&M markets CCD cards, thermal card printers, and system solutions worldwide. The CCD card manufacturing plant in Rastede provides significant capacity and product flexibility to the Company's product line. With expertise in contactless IC technology and high resolution security printing, the European factory positions the Company to move into new market areas.

SALES AND MARKETING

        The Company markets its OMC products, primarily through value-added resellers (VARs) of the Company in the United States and other countries. The Company makes available for sale optical memory cards, optical card read/write drives and software, and third-party peripherals to its VARs. VARs/licensees may add value in the form of services, application-specific software, personal computers, or other peripherals, and then resell these products as integrated systems. Sales to the United States government and foreign governments are made indirectly through VARs and licensees. For example, products are sold indirectly to ultimate use customers such as the U.S. Department of State, U.S. Department of Defense, U.S. Department of Homeland Security, and the government of Canada, through a VAR that is a government subcontractor.

        Revenues by geographic region are shown in Note 4 of the "Notes to Consolidated Financial Statements" in Item 8, "Consolidated Financial Statements and Supplementary Data." Substantially all foreign product sales have been made through VARs and licensees. The Company believes that international markets will be an important source of product sales and license revenue in the future.

        LaserCard marketing operations are conducted through its offices in California, New York, and Germany. In addition, the LaserCard Corporation website (www.lasercard.com) supports worldwide marketing activities. The Company's marketing staff, general management, and technical personnel work closely with customers and provide pre-sales technical support to assist VARs and licensees.

        EUROPEAN OPERATIONS. The Company's German subsidiaries, Challenge Card Design and cards & more, provide the marketing base for most of Europe, Middle East, and Africa (EMEA), and also maintain a sales office in Korea. These subsidiaries give the Company an established position in the European Union in the advanced-technology card market. CCD and C&M have become recognized leaders in Europe as providers of advanced contactless card solutions, primarily in the consumer, event, and access control sectors. C&M heads the Company's European marketing effort in coordination with LaserCard Corporation. The Company believes that the European marketing base, along with the optical card manufacturing capability in Germany, will accelerate European acceptance of the use of optical memory products in EU government and business solutions.

        The cards & more subsidiary serves and supports its existing customer base for advanced-technology cards and thermal printers, while adding new resources to build the optical memory card business throughout the EMEA region. The Company intends to focus principally on biometric ID solutions for national and regional governments in this region, as well as promoting optical cards in commercial and industrial markets which can benefit from the large data capacity and robust security that optical cards offer.

        MARKETING OBJECTIVES.

        o       Maintain, leverage and expand existing OMC user base
        o Broaden the OMC range to address lower end applications characterized by higher price sensitivity
        o Diversify Optical Memory (OM) products into, and effectively penetrate, industrial and commercial markets
        o Expand hardware product offerings to address new markets and add value to current offering
        o Increase OM product revenues by selling more application software and integrated solutions, such as personalization and kiosk systems
        o       Increase market share for non-OM card and related products

LICENSING

        The Company has entered into three nonexclusive, royalty bearing, patent and know-how licenses for optical memory card manufacture. The first such license was sold in fiscal 1989 to Canon Inc. The second was sold in fiscal 1991 to Optical Memory Card Business Corporation (OMCBC), a joint venture formed by four Japanese companies (three of the Company's read/write drive equipment licensees and Dai Nippon Printing Co., Ltd.). On July 1, 2002, the joint venture's license was fully assumed by Dai Nippon Printing. These two licensees are not manufacturing or selling such cards at this time.

        In the fiscal 2005 first quarter, the Company announced the sale of a royalty-bearing, optical memory card manufacturing license to Global Investments Group (GIG) for card manufacturing in Slovenia. The license agreement provides for payments to the Company of $29 million for the license (including a five-year training support package, followed by an ongoing support phase for an additional 15 years). Additionally, the Company agreed to sell approximately $12 million worth of manufacturing equipment and installation support for the new facility to provide a targeted initial manufacturing capacity of 10 million optical cards annually, with options to increase capacity to 30 million cards per year. As of March 31, 2005, the Company has received $15 million in payments called for in the agreements, consisting of a partial payment for equipment and support of $13 million, recorded as advance payments, and $2 million toward the license fee, recorded as deferred revenue. The payments of $41 million called for in the agreements will be recognized as revenue over the remaining term of the arrangement beginning when operation of the factory commences, presently targeted by GIG for early in 2006. Direct and incremental costs will also be deferred and recorded as cost of sales along with the revenue. In addition, the agreement calls for royalty payments based upon unit sales and for purchases of certain raw materials for card manufacture from the Company.

        Also from time to time, the Company has offered nonexclusive, royalty bearing licenses for optical card read/write drive manufacture, for assembly of read/write drives from kits, for optical card finishing using Company-supplied materials, and for card manufacturing. In the past, the Company also offered card distribution licenses to create distributors, in selected regions of the world that can buy cards wholesale from the Company at prices lower than those charged to VARs. During the past five years, there have been no material purchases of optical memory cards by the licensees. The Company conducts its licensing efforts on a selective basis. The timing, number, type, and magnitude of future license sales, if any, cannot be predicted or inferred from past events. There is no assurance that any of the Company's licensing efforts will be successful.

        License revenues for fiscal 2005, 2004, and 2003 are detailed in the "Management's Discussion and Analysis" section of this report, under the heading "License Fees and Other Revenues."

COMPETITION

        The Company's primary competition is other card products. Competitive factors among the various card technologies include system/card portability, interoperability, price-performance ratio of cards and associated read/write drive equipment, installed base of compatible equipment, durability, environmental tolerance, and card security. The Company believes its optical memory cards offer key technological and security advantages. The current price of optical card read/write drives is a competitive disadvantage to the Company in some markets because alternative technologies typically have lower priced drives. However, when the cost of drives and a large number of cards is factored together, the Company's optical memory card technology can offer competitive pricing compared with its closest competitor, high capacity IC cards, especially when the very high cost of Public Key encryption is factored into the cost of an IC card system. Another disadvantage is the widespread use and availability of equipment for reading magnetic stripes. There are companies known to the Company, and there may be other companies unknown to the Company, which are working on optical memory and optical memory card products which could compete with the Company.

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

        SMART CARDS. The LaserCard competes primarily with cards that contain an integrated circuit (IC) microprocessor and memory. Known as "smart cards," or "chip cards," their prices and performance vary widely. The smart card uses a much lower cost read/write unit than is currently used with an optical card, whereas a typical smart card containing a 64-kilobyte IC and a microprocessor is typically more than the cost of the Company's 2,800 kilobyte optical memory card. The IC card is more vulnerable to tampering and can be more easily damaged in everyday use, whereas the Company's card construction and the use of polycarbonate plastic make the LaserCard more rugged. For multi-function applications, the Company currently offers "chip ready" optical cards to which an IC chip can be added to create a hybrid smart card, called an OpticalSmart(TM) card. Companies that manufacture IC cards of various types aND storage capacities include Gemplus, Axalto, Sharp, Orga Card Systems, Oberthur Card Systems, and others.

        CONTACTLESS CHIPS. Sometimes referred to as "RFID", this technology has a predominant background in transit fare token applications and facility access. It has recently attracted a lot of attention for identity verification and border inspection applications and has been seen as competition to optical memory card in these markets.

        Contactless chips exhibit the same characteristics as the contact chips used on smart cards - limited memory, volatile storage and a relative lack of durability. However, the technology has proven itself effective in certain markets, such as access control. One limitation of the typical contactless access control card is that there is no control on who is carrying the card. Thus, the system will grant access to anyone who finds or steals a genuine card.

        To address this, the Company has recently entered into a collaborative development with HID Corporation to integrate HID's world leading contactless access control system with the security of optical memory. With the OpticalProximity card, the optical memory would be used to verify the cardholder's ID using on-board biometrics BEFORE the cardholder's (contactless) access privileges are confirmed for that day (or other period).

        The Company believes that this development illustrates that there are often no absolutes in comparing one card technology with another. Rather, each technology will either stand on its own merits when viewed against specific application requirements or a hybrid combination of technologies will deliver the "best of all worlds" solution.

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

        A small company in San Jose, California, has announced a flexible, magnetic disk that rotates inside a plastic card body, with data claims of high transfer speeds. The Company does not believe that this will lead to competition in the secure identification field because of susceptibility of data to erasure or corruption, unknown durability and the lack of international standards for such a card.

        OTHER OPTICAL MEMORY CARDS AND EQUIPMENT. As described in the "Licensing" section, the Company previously licensed its card patents to two Japanese companies, Canon Inc. and Dai Nippon Printing, which the Company believes are not manufacturing or selling such cards at this time. In addition, in April 2004, the Company sold a card manufacturing license to Global Investments Group for the manufacture of optical memory cards in Slovenia. Under these royalty-bearing licenses, the licensees have the right to manufacture and sell optical memory cards in competition with the LaserCard. The newly licensed Slovenian operation under the Global Investments Group license is not yet capable of manufacturing optical cards, but is expected to become a second-source for the Company's cards over time. Global Investments Group could become a competitor in certain Western European countries; however, exclusivity provisions of the license preclude competition in certain markets. For example, the Company is prohibited from competing in certain Eastern European countries, and Global Investments Group is prohibited from competing outside European countries.

        Recordable CD and DVD optical media are currently made in card shaped form factors that function with standard CD and DVD players. These cards have high-data capacity, storing hundreds of megabytes of data, and have high data transfer rates. The typical purchase price is less than $1.00 each for a blank card. The cards are typically 1.2-millimeter thick and therefore they do not meet the ISO Standards for either credit cards or ID-1 identification cards. These cards typically serve other markets such as advertising and promotional applications.

OTHER MATTERS

RESEARCH AND ENGINEERING EXPENSES

        Research and engineering expenses were $3 million for fiscal 2005; $2.6 million for fiscal 2004; and $2.8 million for fiscal 2003. The Company is continuing its efforts to develop new optical memory card features, including the insertion of contactless chips with radio frequency (RF) capability, optical memory card media, optical memory card read/write drives, read-only drives (readers), OptiChip small form factor optical media, OpticalProximity systems, and software products in an effort to provide new products that can stimulate optical memory card sales growth. For example, the Company has developed a prototype of a LaserCard portable reader. The Company anticipates that these ongoing research and engineering efforts will result in new or enhanced card capabilities, production-model read-only drives, or drives with advanced security features and lower manufacturing costs; however, there is no assurance that such product development efforts will be successful. These factors are important for the Company's existing and future optical memory card markets. Also see Item 7, "Management's Discussion and Analysis."

PATENTS AND TRADEMARKS

        OPTICAL DATA STORAGE. As of March 31, 2005, the Company owned approximately 30 U.S. patents relating to optical data storage (including optical storage media, optical cards, formats, equipment, systems, software, the utilization of optical storage media, and e-commerce technology), and other U.S. and foreign patent applications have been filed. Approximately 19 counterpart patents of certain U.S. patents are issued in various foreign countries. However, the Company owns certain U.S. patents as to which foreign counterparts have either not been filed or the examination process has been terminated without issuance of the foreign patents. From time to time, the Company elects to allow some of its U.S. or foreign patents to expire when maintenance fees become due, if the patents are deemed no longer relevant. In addition, the Company protects as trade secrets some refinements to the optical media and cards and know-how related to card production. Also, the Company's know-how and experience in volume card production, system development and software capabilities, brand-name recognition within its card markets, and dominant-supplier status for optical-memory cards are of far greater importance than the Company's patents. Therefore, at this time, the Company believes that its patent portfolio is helpful but is no longer essential for maintaining the LaserCard's market position.

        The Company's U.S. patents have expiration dates ranging from 2006 to 2022, with the majority expiring during the first part of this period. Counterpart patents in foreign countries also expire during this period, usually about two to three years after the U.S. patent expires.

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

        LaserCard(R) and Drexon(R) are federally registered trademarks of LaserCard Corporation. The Company believes that its LaserCARD brand name, trade name, and other trademarks are important assets in marketing optical memory card products.

EMPLOYEES

        As of March 31, 2005, the Company and its U.S. subsidiaries employed 122 persons (including four executive officers). This workforce consisted of 109 persons in administration, marketing/sales, manufacturing, and research and engineering, plus 13 temporary personnel mainly engaged in the inspection of cards for quality assurance. In addition, the two German subsidiaries acquired by the Company on March 31, 2004 employed 76 people as of March 31, 2005. None of the Company's employees is represented by a labor union.

DEPENDENCE ON GOVERNMENT SUBCONTRACTS THROUGH SOLE CONTRACTORS

        The largest purchaser of LaserCard products is Anteon International Corporation, a value-added reseller (VAR) of the Company. Anteon is the government contractor for LaserCard product sales to the U.S. Department of Homeland Security (DHS), U.S. Department of State (DOS), U.S. Department of Defense (DOD), and the government of Canada. Under government contracts with Anteon, the DHS purchases U.S. Permanent Resident Cards (Green Cards) and DOS Laser Visa Border Crossing Cards (BCCs); the DOD purchases Automated Manifest System cards; and the Canadian government purchases Permanent Resident Cards. Encompassing all of these programs, the Company's product sales to Anteon represented 31% of total revenues for fiscal 2005; 72% of total revenues for fiscal 2004; and 94% of total revenues for fiscal 2003. The proportion of revenues represented by Anteon decreased in fiscal 2005 as compared to fiscal 2004, and is anticipated to continue to decrease as the Company generates increased revenues from other sources. Since the ultimate customers are national governments, the Company is not dependent upon any one specific contractor for continued revenues from these programs. Although not anticipated, if Anteon were to discontinue its participation as contractor, other qualified contractors could be utilized by those governments for purchasing our products, although the process of doing so could cause program delays.

        U.S. government subcontract release orders for DHS Green Cards and DOS Laser Visa BCCs represented approximately 21% of the Company's revenue for fiscal 2005; 44% of revenues for fiscal year 2004; and 82% of revenues for fiscal 2003. The percentage declined during fiscal 2005 as revenues from other sources increased and the Company included the results of the German acquisitions for the first time in fiscal 2005.

        The Company's revenues derived from sales to the government of Italy for its national ID card program, Carta d'Identita Elettronica (CIE), accounted for 26% of revenues for fiscal 2005 and 22% of revenues for fiscal 2004. The revenues generated from this program were immaterial in fiscal 2003. Card orders under this program are placed with the Company through a value-added reseller, Laser Memory Card SPA of Italy. The Italian government successfully concluded the experimental phase of National ID CIE program using LaserCard optical memory cards and enacted a law to replace paper ID documents with electronic documents starting January 2006. LaserCard's optical memory stripe is contained in CIE national ID cards and new PSE foreign worker cards. If this program were to be discontinued or interrupted by the Italian government, the Company would lose one of its significant sources of optical memory card revenues.

BACKLOG

        As of March 31, 2005, the backlog for LaserCard optical memory cards totaled $0.9 million scheduled for delivery in fiscal 2006. As of March 31, 2004, the backlog for LaserCard optical memory cards totaled $4.1 million. The Company has only a few customers who generally place orders for a several-month period so that variations in order placement from a single customer can materially affect backlog. As of May 26, 2005, subsequent to year-end, the Company had received additional orders bringing its optical memory card orders from all customers scheduled for shipment during fiscal 2006 to approximately $10 million.

        The Company has no significant backlog for read/write drives.

        In addition, the backlog for Challenge Card Design Plastikkarten GmbH and cards & more GmbH as of March 31, 2005 for specialty cards and printers totaled 1.2 million euros (approximately $1.6 million) and for a contract to develop a conventional non-optical card production facility totaled 0.8 million euros ($1 million). Revenue on the contract for a conventional non-optical card production facility contract is being booked on a zero profit margin basis as discussed in revenue recognition under "Critical Accounting Polices". Therefore, the total profit under this contract, if any, will be booked at completion on or about December 2006. Total backlog for the German subsidiaries at March 31, 2004 was 2.1 million euros (approximately $2.6 million).

        The $1.1 million included in the March 31, 2004 backlog of the Company's German operations for a partially completed contract for an amusement park gate system has been canceled due to the insolvency of the customer. This does not affect the financial position of the Company since we did not anticipate any gross profit or loss from the contract because it was substantially completed prior to the March 31, 2004 acquisition and all profit accrued to the prior entity. In addition to cancellation of the backlog, we removed the $1.2 million of deferred costs from inventory, $0.8 million from deferred revenue, and $0.3 million from accounts payable and accrued liabilities since the contract will not be completed and the Company has been indemnified for potential losses.

FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS

        Financial information about geographic areas is described in Note 4 to
Item 8, "Consolidated Financial Statements and Supplementary Data."

RISK FACTORS AND FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

        OUR CURRENT AND FUTURE EXPECTED REVENUES ARE DERIVED FROM A SMALL NUMBER OF ULTIMATE CUSTOMERS SO THAT THE LOSS OF OR REDUCTIONS IN PURCHASES BY ANY ONE ULTIMATE CUSTOMER COULD MATERIALLY REDUCE OUR REVENUES AND LEAD TO LOSSES. During fiscal 2005 and each of the previous two fiscal years, we have derived more than 84% of our optical memory card and drive-related revenues from four programs - two U.S. government programs and two foreign government programs. Due to the lengthy sales cycles, we believe that these programs, with perhaps the addition of one or two other foreign programs, will be the basis for a substantial majority of our revenues in the near-term. The loss of or reductions in purchases by any one customer due to program cutbacks, competition, or other reasons would materially reduce our revenue base. Annual or quarterly losses occur when there are material reductions, gaps or delays in card orders from our largest U.S. or foreign government programs or if such programs were to be reduced in scope, delayed, canceled, or not extended and not replaced by other card orders or other sources of income.

        WE HAVE INCURRED NET LOSSES DURING THE PAST NINE QUARTERS AND MAY NOT BE ABLE TO GENERATE SUFFICIENT REVENUE IN THE FUTURE TO ACHIEVE OR SUSTAIN PROFITABILITY. As of March 31, 2005, we had an accumulated deficit of $27.1 million and we incurred losses of $8.9 million in fiscal 2005 and $12.4 in fiscal 2004. Although we operated profitably for fiscal 1999 through fiscal 2003, we have incurred significant losses in the past, including in fiscal 1997 and 1998, and we incurred losses in fiscal 2004 and in fiscal 2005 due primarily to delays in orders for our cards while we increased our manufacturing capacity for expected future orders. Also, during fiscal 2005 we incurred approximately $660,000 of incremental consulting and auditing expenses for implementation of Sarbanes-Oxley Section 404. There can be no assurance that we will generate enough card revenues in the near term or ever to become profitable. We are relying upon our optical memory card technology to generate future product revenues, earnings, and cash flows. If alternative technologies emerge or if we are otherwise unable to compete, we may not be able to achieve or sustain profitability on a quarterly or annual basis. Annual or quarterly losses would also continue if increases in product revenues or license revenues do not keep pace with increased selling, general, administrative, research and engineering expenses and the depreciation and amortization expenses associated with capital expenditures.

        OUR PRODUCT REVENUES WILL NOT GROW IF WE DO NOT WIN NEW BUSINESS IN THE U.S. AND ABROAD. Fiscal 2005 revenues included sales of approximately $6 million of Green Cards and Laser Visa BCCs, and we expect revenues of at least $8.5 million for these programs in fiscal 2006. The Company expects these revenues could grow to up to $10 million annually thereafter if the government continues to personalize cards at that rate and continues to maintain an inventory level equal to six-months of usage. Other optical memory card programs that are emerging programs or prospective applications in various countries include identification cards for Italy and a Middle Eastern country; and motor vehicle registration cards in India.

        For Italy, we delivered cards valued at $7.3 million in fiscal 2005 for Phase 2 of the Italian CIE card program. We anticipate receiving orders during fiscal 2006 for one of Italy's new programs, the Permesso di Soggiorno Elettronico (PSE) card and further orders for the CIE card program. We do not currently have orders for either of these programs. There is no assurance that the foregoing government programs will be continued or implemented as anticipated.

        For the ID program in a Middle Eastern country, we shipped $0.6 million of cards during fiscal 2005 during the experimental phase of the program. A new VAR has been chosen for the implementation phase and we have been negotiating with the new prime contractor for us to continue in the program. There can be no assurance that we will be able to successfully conclude such negotiations or that sizable orders will follow even if we are successful.

        OUR PROGRAM WITH ITALY, WHICH WE BELIEVE WILL BE OUR LARGEST CUSTOMER FOR THE NEXT FEW YEARS, MAY BE DELAYED OR CANCELLED FOR REASONS OUTSIDE OUR CONTROL WHICH WOULD CAUSE US TO HAVE LESS REVENUE THAN PLANNED AND WOULD LEAD TO CONTINUED LOSSES. The Company believes that the Italian CIE card program will be our largest customer for the next few years, comprising a significant portion of future revenues. We are increasing capacity to meet the anticipated demand. However, there can be no assurance that demand will increase as anticipated by the Company. Losses would continue if Phase 3 of this program, which is full implementation, was to be delayed, canceled, not extended, or not implemented at the level foreseen and not be replaced by other card orders or other sources of income, or if the government were to change its technology decisions. During Phase 2, selected Italian cities have been issuing cards and testing the card issuing process. The knowledge gained during Phase 2 has resulted in initiatives to improve the issuing system and to improve the overall performance of the program. Overcoming some of these issues may be difficult and complex and involve third parties, which could be time consuming and expensive and lead to delays for implementation of Phase 3.

        ONE VALUE ADDED RESELLER IS THE CONTRACTOR FOR OUR U.S. AND CANADIAN GOVERNMENT CUSTOMERS AND ANOTHER VALUE ADDED RESELLER PURCHASES CARDS FROM US FOR THE ITALIAN NATIONAL ID CARD PROGRAM. HAVING TO REPLACE EITHER OF THESE VALUE ADDED RESELLERS COULD INTERRUPT OUR U.S., CANADIAN, OR ITALIAN GOVERNMENT BUSINESS. The largest purchaser of LaserCard products has been Anteon International Corporation, one of our value-added resellers (VARs). Anteon is the government contractor for LaserCard product sales to the U.S. Department of Homeland Security, U.S. Department of State, U.S. Department of Defense, and the government of Canada. Under government contracts with Anteon, the U.S. Department of Homeland Security purchases Green Cards and U.S. Department of State purchases LaserVisa BCCs; the U.S. Department of Defense purchases Automated Manifest System cards; and the Canadian government purchases Permanent Resident Cards. Encompassing all of these programs, our product sales to Anteon represented 31% of total revenues for fiscal 2005, 72% of total revenues for fiscal 2004 and 94% of total revenues for fiscal 2003. However, since our customers are national governments, we are not dependent upon any one specific contractor for continued revenues from these programs. Although not anticipated, if Anteon were to discontinue its participation as contractor, other qualified contractors could be utilized by those governments for purchasing our products, although the process of doing so could cause the U.S. program delays. Concerning Italy, during fiscal 2005 and 2004, 26% and 22% of the Company's revenues were derived from sales of cards and read/write drives for the government of Italy for its CIE card program, respectively. The revenues generated from this program were immaterial in fiscal 2003. Card orders under this program are placed with the Company through a VAR, Laser Memory Card Srl, of Rome, Italy. According to Italian government sources, the distribution of this new national ID card has started in a number of the 56 Italian communities that were scheduled to be activated under the program during 2004. If this program were to be discontinued or interrupted by the Italian government, the Company would lose one of its significant sources of optical memory card revenues.

        OUR CONTRACT WITH THE U.S. GOVERNMENT, ONE OF OUR LARGER ULTIMATE CUSTOMERS MAY EXPIRE IN NOVEMBER 2005. EVEN IF RENEWED, THE U.S. GOVERNMENT HAS THE RIGHT TO DELAY ITS ORDERS OR COULD CHANGE ITS TECHNOLOGY DECISIONS, WHICH WOULD RESULT IN ORDER DELAYS OR LOSSES. Our U.S. government subcontract expires on November 26, 2005. While we have received orders for $7.3 million in optical memory cards deliverable through January 2006, further orders may require a new contract. Based on events to date, the Company believes another extension to the current contract or a follow-on contract will be issued prior to January 2006; however, there is no assurance that the contract will be extended or a follow-on contract will be issued by the U.S. government. Under U.S. government procurement regulations, the government reserves certain rights, such as the right to withhold releases, to reduce the quantities released, extend delivery dates, reduce the rate at which cards are issued, and cancel all or part of its unfulfilled purchase orders. Our U.S. government card deliveries depend upon the issuance of corresponding order releases by the government to its prime contractor and, in turn, to us, and we believe that these orders will continue. Losses would continue if either of our largest U.S. government programs were to be delayed, canceled, or not extended and not be replaced by other card orders or other sources of income, or if the government were to change its technology decisions, or if increases in product revenues or licenses do not keep pace with increased marketing, research and engineering, and depreciation on capital equipment. For example, the U.S. government acting through its prime contractor delayed orders for Green Cards during fiscal 2004 due to a design change and again in the first part of fiscal 2005 because of excess inventory, which resulted in a gap in production of several months, and which in turn significantly affected our operating results for the first half of fiscal 2005. Any future excess inventory held by the U.S. government for example due to delayed funding or a slower than anticipated program volume, or any future changes to the design of the cards may result in future gaps in orders or production which may negatively impact our operating results.

        SINCE THE SALES CYCLE FOR OUR PRODUCTS IS TYPICALLY LONG AND UNPREDICTABLE, WE HAVE DIFFICULTY PREDICTING FUTURE REVENUE GROWTH. Obtaining substantial orders usually involves a lengthy sales cycle, requiring marketing and technical time and expense with no guarantee that substantial orders will result. This long sales cycle results in uncertainties in predicting operating results, particularly on a quarterly basis. In addition, since our major marketing programs involve the U.S. government and various foreign governments and quasi-governmental organizations, additional uncertainties and extended sales cycles can result. Factors which increase the length of the sales cycle include government regulations, bidding procedures, budget cycles, and other government procurement procedures, as well as changes in governmental policy-making.

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

        Our U.S. government subcontract requires delivery of cards to a secure vault built on our premises. Deliveries are made into the vault on a production schedule specified by the government or one of its specified agents. When the cards are delivered to the vault, all title and risk of ownership are transferred to the government. At the time of delivery, the prime contractor is invoiced, with payment due within thirty days. The contract does not provide for any return provisions other than for warranty. We recognize revenue when the cards are delivered into the vault because we have fulfilled our contractual obligations and the earnings process is complete. However, if we do not receive a shipment schedule for shipment from the vault, revenue is not recognized until the cards are shipped from the vault. In addition, revenue recognition for future deliveries into the vault would be affected if the U.S. government cancels the shipment schedule. As a result, our revenues may fluctuate from period to period if we do not continue to obtain shipment schedules under this subcontract or if the shipment schedules are cancelled. In this case, we would no longer recognize revenue when cards are delivered to the vault, but instead such revenue recognition would be delayed until the cards are shipped from the vault to the U.S. government.

        WE COULD EXPERIENCE EQUIPMENT, RAW MATERIAL, QUALITY CONTROL, OR OTHER PRODUCTION PROBLEMS ESPECIALLY IN PERIODS OF INCREASING VOLUME. There can be no assurance that we will be able to meet our projected card manufacturing capacity if and when customer orders reach higher levels. We have made and intend to continue to make significant capital expenditures to expand our card manufacturing capacity. However, since customer demand is difficult to predict, we may be unable to ramp up our production quickly enough to timely fill new customer orders. This could cause us to lose new business and possibly existing business. In addition, if we overestimate customer demand, we could incur significant costs from creating excess capacity which was the case during fiscal 2005. We may experience manufacturing complications associated with increasing our manufacturing capacity of cards and drives, including the adequate production capacity for sheet-lamination process cards to meet order requirements and delivery schedules. We may also experience difficulties implementing new manufacturing processes or outsourcing some of our manufacturing. The addition of fixed overhead costs increases our breakeven point and results in lower profit margins unless compensated for by increased product sales. When purchasing raw materials for our anticipated optical card demand, we take into consideration the order-to-delivery lead times of vendors and the economic purchase order quantity for such raw materials. If we over-estimate customer demand, excess raw material inventory can result.

        IF WE ARE UNABLE TO BUY RAW MATERIALS IN SUFFICIENT QUANTITIES AND ON A TIMELY BASIS, WE WILL NOT BE ABLE TO DELIVER PRODUCTS TO CUSTOMERS ON TIME WHICH COULD CAUSE US TO LOSE CUSTOMERS, AND OUR REVENUES COULD DECLINE. We depend on sole source and limited source suppliers for optical card raw materials. Such materials include plastic films used in optical memory card production, which are available from one supplier in the U.S. and from multiple foreign suppliers. Processing chemicals, inks, and bonding adhesives are obtained from various U.S. and foreign suppliers. Certain photographic films are commercially available solely from Eastman Kodak Company, of the United States. No assurance can be given that Kodak will continue to supply such photographic films on a satisfactory basis and in sufficient quantities. If Kodak were to discontinue manufacturing the film from which our optical media is made, we would endeavor to establish an alternate supplier for such film, although the purchase price could increase and reliability and quality could decrease from a new supplier. No assurance can be given that there will be adequate demand to attract a second source. In addition, an alternate supplier could encounter technical issues in producing the film as there may be know-how and manufacturing expertise which Kodak has developed over the years which an alternate supplier may have difficulty to replicate. We have pre-purchased a long-term supply of the film used to produce mastering loops for prerecording cards. With regard to the film from which our optical media is made, we currently have an order which Kodak has accepted with deliveries scheduled through December 2006. If Kodak announced that it was no longer going to sell film, we would request that Kodak provide us with a last-buy opportunity which we would plan to take maximum advantage of, although no assurance can be given that Kodak would provide us with such an opportunity. We have film on hand plus on order that we believe would provide us with an adequate supply to meet anticipated demand until we could locate and begin volume purchases from a second source.

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

        IF WE ARE UNABLE TO DEVELOP UPGRADED READ/WRITE DRIVES THAT COST LESS TO MANUFACTURE AND ALSO A READ-ONLY DRIVE, WE COULD LOSE POTENTIAL NEW BUSINESS. The price of our standard read/write drive ranges from $1,800 to just under $2,000 depending on quantity purchased. We believe the price of our drives is competitive in applications requiring a large number of cards per each drive, because the relatively low cost for our cards offsets the high cost per drive when compared with our major competition, IC card systems. In addition, we have undertaken a product development program for a portable read-only drive now available in prototype, which we believe would increase our prospects for winning future business. However, there can be no assurance that our development program will be successful, that production of any new design will occur in the near term, or that significantly lower manufacturing costs or increased sales will result.

        WE MAY BE NOT BE ABLE TO ADAPT OUR TECHNOLOGY AND PRODUCTS TO COMMERCIAL APPLICATIONS WHICH GENERATE MATERIAL AMOUNTS OF REVENUE AND PROFIT. THIS WOULD LIMIT THE FUTURE GROWTH OF OUR BUSINESS TO THE GOVERNMENT SECTOR AND THE LACK OF DIVERSIFICATION EXPOSES US TO ENHANCED RISK OF COMPETITION. We are seeking commercial applications for our optical memory products in order to lessen our dependence upon the government sector. Our efforts to develop OpticalProximity with HID Corporation are but one example. We may be unsuccessful in these efforts in which case we would not obtain the diversity of revenues we are seeking for the future. If the use of our technology remains limited to secure ID card applications for government use, then we are more susceptible to other technologies and products making in-roads or to political pressures or changing laws

        IF WE ARE UNABLE TO ADAPT TO TECHNOLOGICAL CHANGES IN THE DATA CARD INDUSTRY AND IN THE INFORMATION TECHNOLOGY INDUSTRY GENERALLY, WE MAY NOT BE ABLE TO EFFECTIVELY COMPETE FOR FUTURE BUSINESS. The information technology industry is characterized by rapidly changing technology and continuing product evolution. The future success and growth of our business will require the ability to maintain and enhance the technological capabilities of the LaserCard product line. There can be no assurance that the Company's products currently sold or under development will remain competitive or provide sustained revenue growth.

        SEVERAL OF OUR FOREIGN PROGRAMS INVOLVE OUR CARDS AS PART OF A SOLUTION WHICH INCLUDES TECHNOLOGIES OF THIRD PARTIES THAT ARE INTEGRATED BY OUR SYSTEMS INTEGRATOR CUSTOMER OR SUBCONTRACTOR. WE THEREFORE DO NOT HAVE CONTROL OVER THE OVERALL SYSTEM WHICH COULD LEAD TO TECHNICAL AND COMPATIBILITY ISSUES WHICH ARE DIFFICULT, EXPENSIVE, AND TIME CONSUMING TO SOLVE. THIS COULD CAUSE OUR

GOVERNMENT ULTIMATE CUSTOMERS TO FIND FAULT IN OPTICAL CARDS AND SWITCH TO OTHER SOLUTIONS EVEN THOUGH OUR OPTICAL TECHNOLOGY IS NOT THE ROOT CAUSE. In certain of our current foreign programs such as Italy and a Middle Eastern country, and possibly in future other programs, various third party technologies such as contact or contactless chips will be added to our cards. The embedding or addition of other technologies to the LaserCard OMC, especially when contracted to independent third parties, could potentially lead to technical, compatibility and other issues. In such circumstances, it may be difficult to determine whether a fault originated with the Company's technology or that of a co-supplier. If such faults occur, they could be difficult, expensive, and time-consuming to resolve. Such difficulties could lead to our ultimate customers, the foreign governments, switching to other technologies even though optical technology is not the root cause. The resulting loss of customers would adversely affect our revenues.

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

        THE PRICE OF OUR COMMON STOCK IS SUBJECT TO SIGNIFICANT VOLATILITY. The price of our common stock is subject to significant volatility, which may be due to fluctuations in revenues, earnings, liquidity, press coverage, financial market interest, low trading volume, and stock market conditions, as well as changes in technology and customer demand and preferences. As a result, our stock price might be low at the time a stockholder wants to sell the stock. Also, since we have a relatively low number of shares outstanding (approximately 11 million shares) there will be more volatility in our stock if one or two major holders, for example, large institutional holders, attempt to sell a large number of shares in the open market. There also is a large short position in our stock, which can create volatility when borrowed shares are sold short and later if shares are purchased to cover the short position.

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

        WE ARE SUBJECT TO RISKS ASSOCIATED WITH CHANGES IN FOREIGN CURRENCY EXCHANGE RATES. Part of the manufacturing process of the LaserCard products that we sell in Italy takes place in our operations in Germany. Also, some of the raw materials we use to manufacture optical memory cards are sourced in Europe. These costs are denominated in euros, the currency used in much of Europe. However, when we sell our finished products the prices that we charge are denominated in United States dollars. Accordingly, we are subject to exposure if the exchange rate for euros increases in relation to the United States dollar. As of March 31, 2005, we had not entered into a forward exchange contract to hedge against or potentially minimize the foreign currency exchange risk. During fiscal 2005, we experienced a $0.2 million loss on foreign currency exchange.

        WE ACQUIRED TWO CARD COMPANIES LOCATED IN GERMANY ON MARCH 31, 2004 AND MAY ENCOUNTER DIFFICULTIES IN INTEGRATING THEM INTO OUR BUSINESS. We may encounter unforeseen difficulties in managing Challenge Card Design GmbH (CCD) and cards & more GmbH, in which case we may not obtain some of the hoped-for benefits of these acquisitions, such as expanded manufacturing capacity and establishment of a significant European presence. Further integration of these acquired companies may result in problems related to integration of technology, management, personnel, or products. If we fail to successfully integrate these acquisitions or if they fail to perform as we anticipated, our operations and business could be harmed. Likewise, if the due diligence and audit of these operations performed by third parties on our behalf was inadequate or flawed, we could later discover unforeseen financial or business liabilities. Additionally, in the future we may evaluate other acquisition opportunities that could provide additional product or services offerings or technologies. Any recent or future acquisition could result in difficulties assimilating acquired operations and products, diversion of capital and management's attention away from other business issues and opportunities and may result in an expense if goodwill is impaired or other intangible assets acquired are subsequently determined to be impaired. Goodwill may become impaired if the acquired German companies cannot demonstrate sufficient profitability over a reasonable forecast period. Such profitability depends on the processing of a significant quantity of CIE cards at CCD. One customer represents more than 10% of the revenue and margin of the German companies so the loss of that customer could also lead to goodwill impairment.

        WE SOLD A SECOND-SOURCE CARD MANUFACTURING LICENSE TO GLOBAL INVESTMENTS GROUP (GIG), UNDER WHICH WE WILL PROVIDE CERTAIN FACTORY SET-UP AND TRAINING SERVICES. IF WE ARE NOT SUCCESSFUL OR IF GIG IS UNABLE TO FINANCE THIS OPERATION, THE SECOND-SOURCE SUPPLY OF OPTICAL CARDS WILL NOT MATERIALIZE. IF WE AND GIG ARE SUCCESSFUL, THE SECOND-SOURCE WILL COMPETE WITH US FOR BUSINESS. If GIG is not successful, but current and potential customers require a second source of optical memory cards (which is a common business practice) they could decide to use alternate technology cards, such as chip cards, that have multiple-source suppliers. We are obligated to deliver approximately $12 million worth of the required manufacturing equipment and installation support to GIG for its to-be-built new card manufacturing facility in Slovenia, to provide a targeted initial manufacturing capacity of 10 million optical cards annually. If GIG is successful, this will supply a second source for optical memory cards. We will also be assigning personnel to be on site during the license term to assist with quality, security, and operational procedures, with a mutual goal that the facility and the cards made in Slovenia conform to our standards. If cards are not produced in conformance with our quality standards, the reputation and marketability of optical memory card technology could be damaged. If the factory does not become operational and produce quality cards in high volume, or if GIG is unable to raise sufficient capital to build, equip and operate this facility, we would not obtain the hoped-for benefits--including ongoing royalties, sales of raw materials to GIG, expansion of the European market, and a bona fide second source for optical memory cards. On the other hand, if and when the factory is successfully manufacturing the cards in high volume, it will compete against us for business in certain territories, which could reduce our potential card revenues if the market does not expand. Revenue will be recognized over the remaining term of the agreement beginning when operation of the factory commences. The Company could incur greater expenses than it anticipates for the purchase and installation of the required manufacturing equipment thereby reducing cash and anticipated profits.

        WE MAY NOT BE ABLE TO ATTRACT, RETAIN OR INTEGRATE KEY PERSONNEL, WHICH MAY PREVENT US FROM SUCCEEDING. We may not be able to retain our key personnel or attract other qualified personnel in the future. Our success will depend upon the continued service of key management personnel. The loss of services of any of the key members of our management team, including our chief executive officer, president, the managing directors of our German operations, vice president of business development or our vice president of finance and treasurer, or our failure to attract and retain other key personnel could disrupt operations and have a negative effect on employee productivity and morale, thus decreasing production and harming our financial results. In addition, the competition to attract, retain and motivate qualified personnel is intense.

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

ITEM 2.   PROPERTIES

MOUNTAIN VIEW, CA

        As of March 31, 2005, approximately 70,000 square feet of floor space are leased by the Company on a long-term basis for card manufacturing, read/write drive production, administration, sales, and research and engineering, in two buildings located in Mountain View, California. These facilities have a current total annualized rental of approximately $885,000 on leases that expire in October 2013 and in March 2014. One 27,000-square foot building is used for optical memory card production and one 43,000 square-foot building is used for optical card production, read/write drive production, administration, sales, and research and engineering. In addition, one 5,000 square-foot building with an annual rent of $75,000 that was used for administration will be vacated when the lease expires in July 2005.

GERMANY

        The Company leases a portion of a building in Ratingen, Germany, and a building in Rastede, Germany totaling approximately 15,000 square feet, for optical and specialty card manufacturing, distribution, administration and sales, for a total annualized rental of 239,000 euros on leases that expire on dates from February 2009 to August 2009. Also, the Company owns land and a building in Rastede, Germany that is used in production of specialty cards and research and engineering.

OTHER

        The Company also leases a small marketing office in New York.

        Management believes these leased and owned facilities to be satisfactory for its present operations. Upon expiration of the leases, management believes that these or other suitable buildings will be able to be leased on a reasonable basis.

ITEM 3.   LEGAL PROCEEDINGS

        None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        The Company's only class of common stock, $.01 par value, is traded on The Nasdaq Stock Market(R) under the symbol LCRD and iS quoted in THE WALL STREET JOURNAL and other newspapers. Stock price information and other data also can be obtained on the Internet directly from Nasdaq at: www.nasdaq.com. The table below sets forth the high and low trade prices for the Company's common stock (rounded to two decimal points) as reported by Nasdaq during the fiscal periods indicated.

                             Quarterly Stock Prices

                                Fiscal 2005                            Fiscal 2004
                        High Trade         Low Trade         High Trade         Low Trade
                        ----------         ---------         ----------         ---------
First Quarter            $  21.37           $ 11.40           $  22.25           $ 13.03
Second Quarter              13.48              6.49              20.84             14.00
Third Quarter               11.75              7.86              17.14             13.00
Fourth Quarter              11.89              4.77              16.95             12.46

        As of March 31, 2005, there were approximately 880 holders of record of the Company's common stock. The total number of stockholders is believed by the Company to be several thousand higher since many holders' shares are listed under their brokerage firms' names.

        The Company has never paid cash dividends on its common stock. The Company anticipates that for the foreseeable future, it will retain any earnings for use and reinvestment in its business.

        The Company did not repurchase any of its outstanding shares or other securities during its fourth quarter ended March 31, 2005.

        On August 2, 2004, our board of directors authorized a 350,000 share repurchase program to acquire shares of our common stock in the open market for up to an aggregate of $3 million for four-month period beginning August 2, 2004. Purchases under this program, which has now expired, were only made between August 17, 2004 and August 26, 2004. The following table provides information with respect to our repurchases of the common stock under this program:

                                                                  Total Number of       Total Dollar
                                                                 Shares Purchased      Value of Shares
                          Total Number                          as Part of Publicly    that May Yet Be
                           of Shares         Average Price          Announced          Purchased under
Period                     Purchased         Paid per Share         Programs           the Programs(1)
-------------------  -------------------- -------------------- -------------------- --------------------
August 2, 2004 -
August 31, 2004              91,630              $ 7.15              91,630              $2,345,000
                             ------                                  ------              ----------
Total                        91,630              $ 7.15              91,630                      $0
                             ======                                  ======                      ==

(1) On August 2, 2004, our board of directors authorized a 350,000 share repurchase program to acquire shares of our common stock in the open market for up to an aggregate of $3 million for four-month period beginning August 2, 2004. This program has now expired.

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

                     LASERCARD CORPORATION AND SUBSIDIARIES
                    (Formerly Drexler Technology Corporation)

             FIVE-YEAR SUMMARY OF CONSOLIDATED FINANCIAL INFORMATION
                    Fiscal Years Ended March 31, 2001 - 2005
                    (In thousands, except per share amounts)


OPERATIONS DATA                                            2005(2)          2004          2003           2002        2001(1)
                                                          ---------      ---------     ---------      ---------     ---------
   Revenues                                               $  28,544      $  16,963     $  26,331      $  20,889     $  24,906
   Cost of product sales                                     22,637         13,157        13,906         10,652        12,199
   Selling, general, and administrative expenses             11,891          6,700         6,202          5,165         4,134
   Research and engineering expenses                          3,018          2,620         2,818          3,045         2,370
   Interest and other income, net                               240            176           397            386           612
                                                          ---------      ---------     ---------      ---------     ---------
   Income (loss) before income taxes                         (8,762)        (5,338)        3,802          2,413         6,815
   Income tax (benefit) provision                               139          7,089         1,520         (2,786)       (1,097)
                                                          ---------      ---------     ---------      ---------     ---------
   Net income (loss)                                      $  (8,901)     $ (12,427)    $   2,282      $   5,199     $   7,912
                                                          =========      =========     =========      =========     =========
   Net income (loss) per share:
       Basic                                              $    (.78)     $   (1.15)    $     .22      $     .52     $     .80
                                                          =========      =========     =========      =========     =========
       Diluted                                            $    (.78)     $   (1.15)    $     .21      $     .50     $     .76
                                                          ---------      ---------     ---------      ---------     ---------
   Weighted average number of common
          and common equivalent shares:
       Basic                                                 11,362         10,761        10,356          9,961         9,897
       Diluted                                               11,362         10,761        10,842         10,468        10,446

BALANCE SHEET DATA
   Current assets                                         $  21,310      $  23,294     $  21,192      $  28,118     $  18,333
   Current liabilities                                        6,764         11,271         3,620          7,501         7,324
   Total assets                                              48,768         49,835        40,463         40,713        30,137
   Long-term liabilities                                     15,326          2,878            --             --            --
   Stockholders' equity                                      26,678         35,686        36,843         32,337        22,813

(1) As more fully described in the Company's Report on Form 8-K dated May 15, 2002, the financial statements for fiscal 2001 were restated due to changes in the timing of revenue recognition of LaserCard optical memory cards that have been delivered into a secure, government-funded vault built for the government on Company premises to comply with security regulations under the subcontract.
(2) Only fiscal 2005 operations data includes results of our German subsidiaries acquired on March 31, 2004.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

        The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this Form 10-K Report for the year ended March 31, 2005.

        FORWARD-LOOKING STATEMENTS. For a discussion of the risk factors related to the Company's business operations, please refer to the "Forward-Looking Statements" section starting at page 4 of this report and the section entitled "Risk Factors and Factors that May Affect Future Operating Results" starting at page 17 of this report.

CRITICAL ACCOUNTING POLICIES

        Our discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. Note 2 to the Consolidated Financial Statements describes the significant accounting policies and methods used in the preparation of the Consolidated Financial Statements. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we evaluate our estimates, including those related to our revenues, inventories, and income taxes. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

        We consider the accounting policies described below to be our critical accounting policies. Our critical accounting policies are those that both (1) are most important to the portrayal of the financial condition and results of operations and (2) require management's most difficult, subjective, or complex judgments, often requiring estimates about matters that are inherently uncertain. These critical accounting policies reflect our significant judgments, assumptions, and estimates used in the preparation of the Consolidated Financial Statements. Our management has discussed the development and selection of these critical accounting policies and estimates with the audit committee of our board of directors and the audit committee has reviewed our disclosures relating to them in this report

        REVENUE RECOGNITION. Product sales primarily consist of card sales, sales of read/write drives, and card printers. The Company recognizes revenue from product sales when the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the fee is fixed or determinable; and (4) collectibility is reasonably assured. The Company recognizes revenue on product sales at the time of shipment when shipping terms are F.O.B. shipping point, orders are placed pursuant to a pre-existing sales arrangement, and there are no post-shipment obligations other than warehousing under a U.S. government subcontract or customer acceptance criteria. Where appropriate, provision is made at the time of shipment for estimated warranty costs and estimated returns. The total amount of actual warranty costs and returns activity was $373,000 in fiscal 2005. Warranty costs and return activity were immaterial in fiscal 2004 and 2003.

        The Company's U.S. government subcontract requires delivery into a secure vault located on Company premises. Shipments are made from the vault on a shipment schedule provided by the prime contractor, which is subject to revision, but generally not subject to cancellation, at the option of the prime contractor. At the time the cards are delivered into the vault, title to the cards is transferred to the government and all risks of ownership are transferred as well. The prime contractor is invoiced, with payment due within thirty days, and the contract does not contain any return (other than for warranty) or cancellation provisions. Pursuant to the provisions of SEC Staff Accounting Bulletin No. 104 (SAB 104), revenue is recognized on delivery into the vault as the Company has fulfilled its contractual obligations and the earnings process is complete. If the Company does not receive a shipment schedule for shipment of cards from the vault, revenue is deferred and recognized upon shipment from the vault. In addition, revenue recognition for future deliveries into the vault would be affected if the U.S. government cancels the shipment schedule through the prime contractor. As a result, the Company's revenues may fluctuate from period to period if the Company does not continue to obtain shipment schedules under this subcontract or if the shipment schedules are cancelled.

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

        The Company applies the provisions of Statement of Position 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts" (SOP 81-1) in applicable contracts. Revenues on time and materials contracts are recognized as services are rendered at contract labor rates plus material and other direct costs incurred. Revenues on fixed price contracts are recognized on the percentage of completion method based on the ratio of total costs incurred to date compared to estimated total costs to complete the contract. Estimates of costs to complete include material, direct labor, overhead and allowable general and administrative expenses. In circumstances where estimates of costs to complete a project cannot be reasonably estimated, but it is assured that a loss will not be incurred, the percentage-of-completion method based on a zero profit margin, rather than the completed-contract method, is used until more precise estimates can be made. The full amount of an estimated loss is charged to operations in the period it is determined that a loss will be realized from the performance of a contract. For the year ended March 31, 2005, the Company recognized approximately $127,000 of revenues based on a zero profit margin related to a long-term contract. The Company had no revenues generated from this type of contract for the years ended March 31, 2004 and 2003.

        The Company applies the provisions of Statement of Position (SOP) No. 97-2, "Software Revenue Recognition," as amended by Statement of Position 98-9, "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions" to all transactions involving the sale of software products. Revenue from the license of the Company's software products is recognized when persuasive evidence of an arrangement exists, the software product has been delivered, the fee is fixed or determinable, and collectibility is probable, and, if applicable, upon acceptance when acceptance criteria are specified or upon expiration of the acceptance period. Software revenue was immaterial for the fiscal 2005, 2004 and 2003, respectively.

        License revenue, which may consist of up-front license fees and royalty payments, is recognized as revenue when earned. The second-source card manufacturing license sold in April 2004 to Global Investments Group provides for royalty payments to the Company for each card produced during the 20-year term of the license agreement. This is a multi-element arrangement as described in Emerging Issues Task Force (EITF) Issue No. 00-21; revenue derived from the payments will be recognized from time to time over the term of the license. Revenue will be recognized over the remaining term of the agreement beginning when operation of the factory commences. There were no cost of license revenue recorded in fiscal 2005, 2004 and 2003.

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

        Significant management judgment is required in determining the provision for income taxes and, in particular, any valuation allowance recorded against the Company's deferred tax assets. Due to the Company's recent cumulative tax loss history for the three-year period ended March 31, 2004, income statement loss history over the previous five quarters, and the difficulty in forecasting the timing of future revenue as evidenced by the deviations in achieved revenues from expected revenues during the previous few quarters and taking into account the newness of certain customer relationships, the Company determined in fiscal 2004 it was necessary to increase the valuation allowance under SFAS No. 109 to the full amount of the deferred tax asset. As a result, the Company determined that a full valuation allowance was required to net against its deferred tax asset for fiscal 2004 and increased the existing allowance by $2.4 million to $14.8 million. In addition, the Company increased its a valuation allowance against its net deferred tax asset in the amount of $3.7 million during fiscal 2005.

        The Company's methodology for determining the realizability of its deferred tax assets involves estimates of future taxable income; the estimated impact of future stock option deductions; and the expiration dates and amounts of net operating loss carryforwards. These estimates are based on near-term projections and assumptions which management believes to be reasonable. For recent prior periods through second quarter fiscal 2004, the Company had been estimating future taxable income from its core business, which assumed on-going business under the U.S. government subcontract for Permanent Resident Cards (Green Cards) and Laser Visa Border Crossing Cards and the Canadian government's Permanent Resident Card program, as well as estimated operating expenses to support that level of business, as offset by the estimated impact of future stock option deductions. Starting with fiscal 2004, the Company estimated future taxable income based upon its expectations for the current and next three years because this past core business has not proven to be as stable as the Company had believed it to be and because this past core business is expected to represent an increasingly smaller part of the business. This is because the Company expects revenues from these U.S. programs to stabilize at revenue levels lower than had been expected in the past and because the Company expects new foreign business, which has fluctuated considerably quarter to quarter, to comprise a larger portion of the core business. The Company has had difficulty in the past, and expects to have continued difficulty in the future, in reliably forecasting its foreign business and the revenue to be received from it. This, in combination with the anticipated three-year cumulative tax loss for the period ended March 31, 2004, has resulted in the Company basing its estimates of future income for these purposes to booked orders only. As circumstances change, the Company may in the future be able to revert back to estimating future revenue based upon its forecast revenues rather than only using booked orders, although the Company cannot say when this will occur.

        In concluding that a valuation allowance was required at the end of fiscal 2004 and is still required at the end of fiscal 2005, the Company considered both the positive and negative evidence regarding its ability to generate sufficient future taxable income to realize its deferred tax assets. Positive evidence included having achieved profitability for financial reporting purposes from fiscal 1999 through fiscal year 2003. Other positive evidence included (1) the level of sales and business experienced under the contract with the Canadian government's Permanent Resident Card program; (2) prospects in Italy and a Middle Eastern country for national identification card programs;
(3) the heightened interest in border security initiatives following the events of September 11, 2001; and (4) expected future orders. Negative evidence included (1) the Company's reliance on a limited number of customers for a substantial portion of its business; (2) the uncertainty in timing of anticipated orders from customers; (3) the impact of future stock option deductions on taxable income; and (4) recent experience of net operating loss carryforwards expiring unused through fiscal 2004; (5) the financial statement loss for the fourth quarter of fiscal 2003 through fiscal 2005; and (6) the three years' cumulative tax net operating losses through fiscal 2004. In weighing the positive and negative evidence above, the Company considered the "more likely than not" criteria pursuant to SFAS No. 109 as well as the risk factors related to its future business described under the subheadings:
"Dependence on VARs and on a Limited Number of Customers," "Lengthy Sales Cycles," "Technological Change," and "Competition" as noted in the section entitled "Risk Factors And Factors That May Affect Future Operating Results." As described above, the Company concluded that the negative evidence outweighed the positive evidence and as a result increased the valuation allowance to be equal to the full amount of the deferred tax asset as of March 31, 2004 and again at March 31, 2005.

        In the event that actual results differ from these estimates or that these estimates are adjusted in future periods, the Company may need to adjust the amount of the valuation allowance based on future determinations of whether it is more likely than not that some or all of its deferred tax assets will be realized. A decrease in the valuation allowance would be recorded as an income tax benefit or a reduction of income tax expense or a credit to stockholders' equity. The Company's net operating losses available to reduce future taxable income expire on various dates from fiscal 2007 through fiscal 2024. To the extent that the Company generates taxable income in jurisdictions where the deferred tax asset relates to net operating losses that have been offset by a full valuation allowance, the utilization of these net operating losses would result in the reversal of the related valuation allowance.

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

        Management's analysis of the carrying value of card and read/write drive inventory is performed on a quarterly basis. With respect to inventory carrying values, the Company follows the principles articulated in Accounting Research Bulletin 43, Chapter 4, "Inventory Pricing," paragraphs 5 through 7 and 10 and other authoritative guidance (SAB 100) as it relates to determining the appropriate cost basis of inventory and determining whether firm, noncancelable purchase commitments should be accrued as a loss if forecasted demand is not sufficient to utilize all such committed inventory purchases. As part of the Company's quarterly excess/obsolete analysis, management also determines whether lower of cost or market adjustments (i.e., where selling prices less certain costs are not sufficient to recover inventory carrying values) are warranted; during fiscal 2005, the Company has not recorded any significant lower of cost or market adjustments other than for read/write drives in the amount of about $205,000. During fiscal 2004 and 2003, the Company has not recorded any significant lower of cost or market adjustment. In those instances where the Company has recorded charges for excess and obsolete inventory, management ensures that such new cost basis is reflected in the statement of operations if that inventory is subsequently sold. The Company's inventory reserves are based upon the lower of cost or market for slow moving or obsolete items. As a result, the Company believes a 10% increase or decrease of sales would not have a material impact on such reserves. The Company is currently evaluating SFAS No. 151 "Inventory Costs - Amendment of ARB No. 43, Chapter 4"and does not expect the adoption will have a material impact on its results of operations or financial condition.

RESULTS OF OPERATIONS--FISCAL 2005 COMPARED WITH FISCAL 2004 AND FISCAL 2003

Overview

        Headquartered in Mountain View, California, LaserCard Corporation (formerly known as Drexler Technology Corporation, until October 1, 2004) manufactures LaserCard(R) optical memory cards, chip-ready OpticalSmart(TM) cards, and other advanced-technology cards. In addition, the Company operates two wholly owned subsidiaries acquired on March 31, 2004, Challenge Card Design Plastikkarten GmbH, of Rastede, Germany, manufactures advanced-technology cards; and cards & more GmbH, of Ratingen, Germany, markets cards, system solutions, and thermal card printers.

        Fiscal 2005 is the first year that results of the German subsidiaries are included in the Consolidated Statements of Operations, the German operations contributed to the consolidated Company's revenue by $10 million and net loss by $0.4 million. Low production volumes for Italian CIE cards partially manufactured in Germany had a negative impact on the results. These acquisitions provide the Company with an optical card manufacturing base to serve the European, Middle Eastern, African, and Asian markets, supplementing the Company's newly expanded manufacturing operations in California. The Company is reviewing the viability of merging cards & more GmbH into Challenge Card Design Plastikkarten GmbH during the next twelve months.

        In addition to using its own marketing staff in California, New York, and Germany, the Company utilizes value added reseller (VAR) companies and card distribution licensees for the development of markets and applications for LaserCard products. Product sales to VARs and licensees consist primarily of the Company's optical memory cards and optical card read/write drives. The Company also offers for sale, its customized software applications and add-on peripherals made by other companies (such as equipment for adding a digitized photo, fingerprint, hand template, or signature to the cards). These peripherals have not generated material revenue for the Company but have demonstrated various system options. The VARs/licensees may add application software, personal computers, and other peripherals, and then resell these products integrated into data systems. The Company is continuing its efforts to recruit new VARs and eliminate nonproductive VARs.

        Major near term growth potential for LaserCard optical memory cards are in government-sponsored identification programs in several countries. Since governmental card programs typically rely on policy-making, which in turn is subject to technical requirements, budget approvals, and political considerations, there is no assurance that these programs will be implemented as expected or that they will include optical cards. Objectives for long-term revenue growth include: (1) broaden the "Optical Memory" ("OM") products range to address lower end applications characterized by higher price sensitivity, (2) diversify OM products into, and effectively penetrate, industrial and commercial markets, (3) expand hardware product offering to address new markets and add value to current offering, (4) increase OM product revenues by selling more application software and integrated solutions, such as personalization and kiosk systems.

        LaserCard Corporation external revenue sourced in the United States totaled approximately $18.6 million for fiscal 2005, $17 million for fiscal 2004, and $26.3 million for fiscal 2003. External revenue sourced in Germany by the German subsidiaries totaled approximately $10 million for fiscal 2005, the first year that results of the German subsidiaries are included in the Consolidated Statements of Operations. Revenues sourced in the United States are generally to a small number of government customers located throughout the world, while revenues sourced in Germany are mainly for a relatively large number of commercial customers.

        The largest purchaser of LaserCard products is Anteon International Corporation (Anteon), a value-added reseller (VAR) of the Company. Anteon is the government contractor for LaserCard product sales to the U.S. Department of Homeland Security (DHS), U.S. Department of State (DOS), U.S. Department of Defense (DOD), and the government of Canada. Under government contracts with Anteon, the DHS purchases Green Cards and DOS LaserVisa BCCs; the DOD purchases Automated Manifest System cards; and the Canadian government purchases Permanent Resident Cards. Encompassing all of these programs, the Company's product sales to Anteon represented 31%, 72% and 94% of the total revenues for fiscal 2005, 2004 and 2003. Another unaffiliated VAR, Laser Memory Card SPA of Italy, accounted for 26% and 22% of the Company's total revenues for fiscal 2005 and 2004 for programs in Italy and Senegal.

        Revenues for the major government programs are shown below as a percentage of total revenues:

                                                                Fiscal Year
                                                           2005    2004    2003
                                                           ----    ----    ----

        United States Green Cards and Laser Visa BCCs        21%     44%     82%
        Canadian Permanent Resident Cards                     6%     25%     10%
        Italian Carta d'Identita Elettronica (CIE) Cards     26%     22%     ---

        For the government of Italy, the Company has received orders for CIE cards (Carta d'Identita Elettronica) and anticipates orders for a new program for the PSE cards (Permesso di Soggiorno Elettronico). As of March 31, 2005, the Company had no backlog for these programs. The Company has delivered about 2.5 million cards for the experimental Phases 1 and 2 of the CIE card program. The Italian parliament has enacted a law that moves this program into full implementation requiring the issuance of CIE cards beginning January 2006. The PSE card program was also included in the legislation. The Company anticipates orders for these programs this calendar year in preparation for the full implementation. According to program descriptions released by the Italian government, CIE card orders could potentially reach 8 to 10 million cards per year when fully implemented.

        The Company's current five-year U.S. government subcontract, as extended in May 2005, for Green Cards and Laser Visa BCCs was announced in June 2000 and will expire on November 26, 2005 but is expected to be extended or replaced with a new contract. This subcontract was received by the Company through Anteon, a LaserCard VAR that is a U.S. government prime contractor, under a competitively bid, government procurement contract. The Company believes that a new contract will be issued before the expiration of the anticipated extension of the current contract. U.S. Laser Visa Border Crossing Cards (BCCs) and U.S. Permanent Resident Cards (Green Cards) for the U.S. Department of Homeland Security (DHS) are an important part of the Company's revenue base. Therefore, when orders were delayed at the beginning of fiscal 2004 while new artwork for the cards was being designed by DHS and when the U.S. government decided to decrease the number of cards they hold in their safety stock, the Company's revenues and profits suffered. For these programs, the Company recorded card revenues of $6 million for fiscal 2005,

$4.8 million for fiscal 2004 and $21.2 million for fiscal 2003. The Company believes that inventory levels have declined to the level desired by the government and revenue levels will increase to the governments' rate of card personalization. Subsequent to our fiscal year ended March 31, 2005, the Company received orders totaling $7.3 million comprised of $5 million for Green Cards with deliveries from April 2005 through January 2006 and $2.3 million for BCCs with deliveries from May 2005 through October 2005. This represents an $8.7 million annualized run rate for the two programs assuming subsequent orders are continuous and at the same delivery rate. At March 31, 2005, between the U.S. government's own on-site inventory and the inventory the U.S. government owns and maintains in its vault on Company premises, the U.S. government has inventories of Laser Visa BCCs which would last approximately seven months and Green Cards which would last approximately eight months at the U.S. government's trailing twelve-month card-personalization rates. The Company believes that the U.S. government wants to maintain an inventory which would last approximately 6 months. Over the past twelve months, the U.S. government has personalized $10 million of cards valued at the Company's selling price for the two programs.

        In 2003, the Company began shipments under a subcontract for Canada's new Permanent Resident Cards. Cumulative shipments totaled $8.5 million as of March 31, 2005. The backlog at that time was $300,000 deliverable through July 2005. Subsequent to year-end, the Company received an order in the amount of $1.8 million which calls for deliveries over a thirteen-month period beginning in July 2005 at the rate of approximately $135,000 per month.

        For a secure personal identification card program in the Middle East, the Company has sold 120 read/write drives, most of which were shipped in the fiscal 2004 second quarter, for installation of the infrastructure required for card issuance, and also has shipped less than 200,000 optical memory cards over the past two years for testing and sample purposes. A new prime contractor has been selected for the program as it moves into implementation with whom the Company is currently negotiating a new agreement which the Company anticipates successfully concluding. The Company anticipates that it will ship 130,000 to 230,000 additional optical memory cards during the first quarter of fiscal 2006 in part under its old agreement and in part under an interim order with the new prime contractor.

        Effective April 3, 2004, the Company sold a second-source card-manufacturing license to the Global Investments Group, based in Auckland, New Zealand, for card manufacturing in Slovenia. This agreement provides for payments to the Company of $14 million for 20-year license and the initial five-year training support package followed by $15 million paid $1 million annually for ongoing support for an additional 15 years. Additionally, the Company is to sell approximately $12 million worth of the required manufacturing equipment and installation support for the to-be-built facility to provide a targeted initial manufacturing capacity of 10 million optical cards annually. The Company has purchased approximately $4 million worth of equipment for sale to GIG, classified as equipment held for resale within the consolidated balance sheets and plans to purchase the remainder of the equipment this calendar year. As of March 31, 2005, the Company has received $15 million of payments called for in the agreements, consisting of a partial payment for the equipment and installation support of $13 million, recorded as advance payments from customers, and $2 million for the license fee, recorded as deferred revenue, which are classified as long-term liabilities within the consolidated balance sheets. Additionally, Global Investments Group is to pay the Company royalties for each card produced during the 20-year term of the license agreement. Start up of the Global Investments Group facility is planned for early 2006. Revenue will be recognized over the remaining term of the agreement beginning when operation of the factory commences.

        The Company plans to invest approximately $7 million in additional capital equipment and leasehold improvement expenditures if and as customer orders justify the investment. These expenditures could occur during the next twelve months, as more fully discussed under "Liquidity and Capital Resources."

Revenues

        For the 2005 fiscal year ended March 31, 2005 the Company's total revenues were $28.5 million compared with $17 million for fiscal 2004 and $26.3 million for fiscal 2003.

        PRODUCT REVENUES. The Company's total revenues for fiscal 2005 consisted of sales of optical memory cards, optical card read/write drives, drive accessories, specialty cards and printers, maintenance, and other miscellaneous items. Product revenues were $28.5 million for fiscal 2005; $17 million for fiscal 2004; and $25.2 million for fiscal 2003. Fiscal 2005 was the first year that the acquired German entities are included in the Company's Consolidated Statements of Operations. The German companies had revenue of $10 million on sales to external customers in fiscal 2005. The increase in product revenues in fiscal 2005 as compared with fiscal 2004 was mainly due to revenue from the acquired German entities, a $1.2 million increase in optical memory card revenues for the U.S. government's Laser Visa BCC and Green Card programs, a $3.8 million increase in optical memory card revenues for the Carta d'Identita Elettronica (CIE) national ID card program for Italy, partially offset by a $2.6 million decrease in read/write drive revenue.

        Revenue on optical memory cards totaled $17 million for fiscal 2005 compared with $13.4 million for fiscal 2004 and $24.2 million for fiscal 2003. Optical memory card revenues for the U.S. government's Laser Visa BCC and Green Card programs were $6 million for fiscal 2005; $4.8 million for fiscal 2004; and $21.2 million for fiscal 2003. Optical memory card revenues for the Italian government's Carta d'Identita Elettronica (CIE) national ID card program was $7.3 million for fiscal 2005; $3.5 million for fiscal 2004; and immaterial in fiscal 2003.

        For fiscal 2005, revenue on read/write drives, drive service, and related accessories totaled $0.9 million compared with $3.4 million for fiscal 2004 and $0.7 million for fiscal 2003. During fiscal 2004, the Company delivered 1,000 optical memory card read/write drives and biometric verification system software for a U.S. Department of Homeland Security program which accounts for the difference between fiscal 2004 and both fiscal 2005 and fiscal 2003. Read/write drives comprised 3% of total revenues during fiscal 2005; 20% for fiscal 2004; and 3% for fiscal 2003.

        Fiscal 2005 revenue on specialty cards and printers was $10 million, the first year the Company operated in this segment.

        LICENSE FEES AND OTHER REVENUES. There were no license revenues during fiscal 2005 or fiscal 2004. Fiscal 2003 license and other revenue included $875,000, representing the unamortized portion of a $1 million nonrefundable distribution license fee received in 2000 from a licensee in Asia that had committed to purchase a minimum number of optical memory cards for a program in the licensee's country. The Company recorded this fee as deferred revenue and had been amortizing it as revenue in proportion to the actual card purchases by the licensee. During December 2002, the Company determined that, due to the licensee's failure to meet the minimum contractual purchase commitment, the licensee's distribution rights had become unenforceable and that the licensee would no longer be acting as the sole supplier for that program. In addition, at that time the Company decided it would no longer work with the licensee under the terms of the license agreement. Since there were no further obligations, the Company recognized the remaining $875,000 of revenue in the quarter ended December 31, 2002. Fiscal 2003 license and other revenue also included $235,000 relating to a payment received in January 2002 from a third party that was considering entering into a license agreement with the Company; the Company originally recorded this payment as deferred revenue. The third party had subsequently foregone its rights under the agreement due to non-performance and, accordingly, the Company recognized revenue on this agreement in the fourth quarter of fiscal 2003.

        Effective April 3, 2004, the Company sold a second-source card-manufacturing license to the Global Investments Group, based in Auckland, New Zealand, for card manufacturing in Slovenia discussed above in "Overview".

Backlog

        As of March 31, 2005, the backlog for LaserCard optical memory cards totaled $0.9 million scheduled for delivery in fiscal 2006, compared with $4.1 million at March 31, 2004, and $1.9 million at March 31, 2003. The Company has only a few customers who generally place orders for a several-month period so that variations in order placement from a single customer can materially affect backlog. As of May 26, 2005, subsequent to year-end, the Company received additional orders bringing its optical memory card orders scheduled for shipment during fiscal 2006 to approximately $10 million.

        The Company has no significant backlog for read/write drives.

        In addition, the backlog for Challenge Card Design Plastikkarten GmbH and cards & more GmbH as of March 31, 2005 for specialty cards and printers totaled 1.2 million euros (approximately $1.6 million) and for a contract to develop a conventional non-optical card production facility totaled 0.8 million euros (approximately $1 million). Revenue on the contract for a conventional non-optical card production facility contract is being booked on a zero profit margin basis. Therefore, the total profit under this contract will be booked at completion on or about December 2006.

        The $1.1 million included in the March 31, 2004 backlog of the Company's German operations for a partially completed contract for an amusement park gate system has been canceled due to the insolvency of the customer. This does not affect the financial position of the Company since we did not anticipate any gross profit or loss from the contract because it was substantially completed prior to the March 31, 2004 acquisition and all profit accrued to the prior entity. In addition to cancellation of the backlog, we removed the $1.2 million of deferred costs from inventory, $0.8 million from deferred revenue, and $0.3 million from accounts payable and accrued liabilities since the contract will not be completed and the Company has been indemnified for potential losses.

Gross Margin

        Gross margin on product sales was 21% for fiscal 2005; 22% for fiscal 2004; and 45% for fiscal 2003. The decrease in gross margin on product sales for fiscal 2005 and 2004 compared with fiscal 2003 was due primarily to lower volume of optical memory card sales.

        OPTICAL MEMORY CARDS. The gross margin on optical memory cards was 26% for fiscal 2005 compared with 26% for fiscal 2004 and 50% for fiscal 2003. Prior to fiscal 2004, optical memory card gross margins have approximated 50%. Optical memory card gross profit and margins can vary significantly based on average selling price, sales and production volume, mix of card types, production efficiency and yields, and changes in fixed costs. The declines for fiscal 2005 and 2004 as compared with fiscal 2003 were primarily due to low sales and production volume and the corresponding lower absorption of fixed costs and about $1.5 million for increases in overhead costs due to the introduction of cards made by a sheet-lamination process that produces premium cards with selling prices from 20% to 45% higher than the typical roll-lamination process card.

        READ/WRITE DRIVES. For fiscal 2005, the Company had a negative gross profit on read/write drive sales of approximately $1.2 million, compared with a fiscal 2004 gross profit on read/write drive sales, including biometric system software, of approximately $0.4 million and a gross margin of 12%, compared with a negative gross profit on read/write drive sales in fiscal 2003 of approximately $0.9 million. Read/write drives gross profits increased by $525,000 in fiscal 2004 due to the inclusion of biometric system software on a per-drive basis on the 1,000 drive DHS purchase. During fiscal 2005, the Company wrote off read/write drive inventory, including costs to convert model 780 to model Q-600, in the amount of approximately $0.3 million. During fiscal 2003, the Company wrote off read/write drive inventory totaling approximately $0.3 million. Read/write drive gross profit and margins can vary significantly based upon sales and production volume, changes in fixed costs, and the inclusion of optional features and software licenses on a per-drive basis. Except for the large read/write drive order from the U.S. government in the third quarter of fiscal 2004, read/write drive gross profits have been negative, inclusive of fixed overhead costs, due to low sales volume. The Company anticipates that quarterly negative gross profits will continue in the future unless sales volume is sufficient to cover fixed costs. Also, unless per drive system software licenses are included in future orders, the Company believes that margins will be below 10% when sales volume is sufficient to result in positive gross profit.

        SPECIALTY CARDS AND PRINTERS. The gross margin on specialty cards and printers was 25% for fiscal 2005, the first year the Company operated in this segment.

Income and Expenses

        SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES (SG&A). SG&A expenses were $11.9 million for fiscal 2005; $6.7 million for fiscal 2004; and $6.2 million for fiscal 2003. The $5.2 million increase for fiscal 2005 as compared with fiscal 2004 includes $2.8 million from the acquired German companies, $1 million for additional costs for legal, accounting, auditing, and the cost of compliance with assessing internal control over financial reporting mandated by Section 404 of the Sarbanes-Oxley Act of 2002, $0.4 million for increased marketing, selling, and customer service expenditures, $0.2 million on exchange rate fluctuations on debt that has subsequently been extinguished, $0.3 million for occupancy costs, $0.2 million for increases in investor relations expenditures, and $0.3 million in other miscellaneous expenses. The $0.5 million increase for fiscal 2004 compared with fiscal 2003 was primarily due to a $0.2 million increase in insurance premiums and an increase of $0.4 million in legal and accounting fees. SG&A expenses for fiscal 2004 were higher than fiscal 2003 levels, mainly due to increases in accounting and legal fees related to the costs of being a public company and the acquisition and integration of two companies in Germany. The

Company believes that SG&A expenses for fiscal 2006 will be higher than fiscal 2005 levels, mainly due to increases in marketing and selling expenses, partially offset by approximately $0.2 million of expected decreased expenses associated with Sarbanes Oxley 404 compliance.

        RESEARCH AND ENGINEERING EXPENSES (R&E). The Company is continuing its efforts to develop new optical memory card features and structures, including various sheet-lamination card structures, the insertion of contactless chips with radio frequency (RF) capability, OptiChip(TM), OVD (optically variable device) products, and associated media development; enhanced optical memory caRD read/write drives and read-only drives (readers); and new software products in an effort to provide new products that can stimulate optical memory card sales growth. For example, the Company recently has developed a prototype of a LaserCard handheld reader. The Company anticipates that these ongoing research and engineering efforts will result in new or enhanced card capabilities, production-model read-only drives, or drives with advanced security features and lower manufacturing costs; however, there is no assurance that such product development efforts will be successful. These features are important for the Company's existing and future optical memory card markets. Total R&E expenses were $3 million for fiscal 2005; $2.6 million for fiscal 2004; and $2.8 million for fiscal 2003. The increase in R&E spending for fiscal 2005 compared with fiscal 2004 was mainly due to $0.3 million in R&E expenditures by the acquired German entities. The decrease in R&E spending for fiscal 2004 compared with fiscal 2003 was mainly due to the completion of the design for a new read/write drive model and a $0.1 million reduction related to the completion in the previous year of the amortization of design technology transfer costs. Increases in R&E expenses are anticipated for fiscal 2006 for development of production-model read-only drives, optical memory card media development, and other card and hardware related programs.

        OTHER INCOME AND EXPENSE. Total net other income for fiscal 2005 was $240,000 of interest income. Total net other income for fiscal 2004 was $176,000, consisting of $269,000 of interest income, offset by $93,000 of expense recorded to mark-to-market the fair value of common stock options and warrants issued in December 2003. Total other income was $397,000 of interest income for fiscal 2003. The decrease in interest income for fiscal 2005 compared with fiscal 2004 was primarily due to the reduction in invested funds. The decrease in interest income for fiscal 2004 compared with fiscal 2003 was primarily due to the decline in interest rates.

        INCOME TAXES. The Company recorded an income tax expense of $139,000 for fiscal 2005 and $7.1 million for fiscal 2004. For fiscal 2003, the income tax expense was $1.5 million, for an effective tax rate of 40%. The Company's income tax expense for fiscal 2005 was mainly due to alternative minimum taxes to the U.S. government. The payments from GIG received during fiscal 2005 are recorded as income on the tax return. This income has been offset by net operating loss carryforwards generated in previous years. However, alternative minimum taxes are due on this income. The Company's income tax expense for fiscal 2004 was due to increasing the valuation allowance to be equal to the remaining balance of the Company's deferred tax asset. The fiscal 2004 income tax expense was not a cash item and did not mean that the Company owed income taxes, but rather that it no longer could demonstrate that in the future it would likely be able to utilize the tax benefits of previously generated net operating losses. The methodology for determining the realizability of its deferred tax asset is a critical accounting policy as described under the heading "Critical Accounting Policies." In summary, this methodology considers positive and negative evidence regarding the Company's ability to generate sufficient future taxable income to realize its deferred tax assets. Due to the Company's cumulative tax loss history for the three-year period ending March 31, 2004, income statement loss history over the five quarters ended March 31, 2004, and the difficulty in forecasting the timing of future revenue which could lead to positive income on its financial statements and taxable income as evidenced by the deviations in achieved revenues from expected revenues and taking into account the newness of certain customer relationships, the Company determined it was necessary to increase the valuation allowance under SFAS No. 109 to the full amount of the deferred tax asset because its estimated future revenue taking into account only booked orders would not generate sufficient taxable income to realize any of its deferred tax assets. If the Company has taxable income in the future, any unexpired net operating loss income tax carry-forward amounts will be utilized to reduce otherwise required income tax payments, and future tax expense, up to the full amount of the net deferred tax asset which is currently $18.5 million. In future years, unless the valuation allowance is reduced, should the Company be profitable for income tax purposes, the Company will utilize its available Net Operating Loss carryforwards to reduce the income tax it would otherwise owe, meaning that its federal effective tax rate will be zero except for alternative minimum taxes of 2%.

LIQUIDITY AND CAPITAL RESOURCES

        As of March 31, 2005, the Company had cash, cash equivalents, and short-term investments of $10.1 million and a current ratio of 3.2 to 1. The Company also had $6.3 million in long-term investments with original maturities from one year to two and one-half years. Cash, short-term investments, and long-term investments were $16.4 million at March 31, 2005 and $20.9 million at March 31, 2004.

        Net cash provided by operating activities was $3 million for fiscal 2005 compared with cash used in operating activities of $2 thousand for fiscal 2004 and $64 thousand for fiscal 2003.

        Cash increased during fiscal 2004 due to the proceeds from an equity private placement of common stock, as described below. Cash will fluctuate based upon the timing of advance payments from customers relative to shipments and the timing of inventory purchases and subsequent manufacture and sale of products.

        The Company believes that the estimated level of revenues and customer advance payments over the next 12 months will be sufficient to generate cash from operating activities over the same period. However, quarterly fluctuations are expected. Operating cash flow could be negatively impacted to a significant degree if either of the Company's largest U.S. government programs were to be delayed, reduced, canceled, or not extended, if the Italian CIE card program does not grow as planned internally, and if these programs are not replaced by other card orders or other sources of income, or if increases in product revenues or licenses do not keep pace with increased marketing and R&E and capital expenditures.

        The Company has not established a line of credit and has no current plans to do so. The Company may negotiate a line of credit if and when it becomes appropriate, although no assurance can be made that such financing would be available on favorable terms or at all, if needed.

        As a result of the $8.9 million net loss recorded for fiscal 2005, the Company's accumulated deficit increased to $27.1 million. Stockholders' equity decreased to $26.7 million as a result of the net loss.

        Net cash provided by investing activities was $2.5 million for fiscal 2005 compared with cash used in investing activities of $10.5 million for fiscal 2004 and $4.6 million for fiscal 2003. Purchases of property and equipment accounted for $3.3 million in fiscal 2005, $4 million in fiscal 2004, and $2.5 million in fiscal 2003. The purchase of the two German companies, Challenge Card Design Plastikkarten GmbH and cards & more GmbH during fiscal 2004 accounted for $3.1 million of cash used in investing activities. The balance of the changes was mainly due to the maturities and purchases of investments.

        The Company considers all highly liquid investments, consisting primarily of commercial paper, discount notes, and U.S. government bonds, with original or remaining maturities of three months or less at the date of purchase, to be cash equivalents. All investments with original or remaining maturities of more than three months but not more than one year at the date of purchase are classified as short-term. Investments with original or remaining maturities of more than one year at the date of purchase are classified as long-term. The Company determines the length of its investments after considering its cash requirements and yields available for the type of investment considered by the Company. Management also determines the appropriate classification of debt and equity securities at the time of purchase and reevaluates the classification of investments as of each balance sheet date. As of March 31, 2005 the Company had $12.4 million classified as short-term and long-term investments, compared with $18.6 million at March 31, 2004. All auction rate securities are accounted for as available-for-sale and all other interest-bearing securities are accounted for as held-to-maturity.

        The Company made capital equipment and leasehold improvement purchases of approximately $3.3 million during fiscal 2005 compared with approximately $4 million during fiscal 2004 and $2.5 million during fiscal 2003. The Company's current card capacity, assuming optimal card type mix, is estimated at approximately 16 million cards per year. The Company plans to purchase additional production equipment in a series of steps when deemed appropriate by the Company. The Company is also increasing production capacity for cards with new structures used by the programs in Canada, Italy, and a Middle Eastern country. In addition to investment used for expansion, the Company expects to make additional capital expenditures for cost savings, quality improvements, and other purposes. The

Company plans to use cash on hand and cash generated from operations to fund capital expenditures of approximately $7 million for equipment and leasehold improvements for card production, read/write drive tooling and assembly, and general support items as customer orders justify the investment.

        On March 31, 2004, the Company completed its acquisition of two related German card companies, Challenge Card Design Plastikkarten GmbH of Rastede, Germany, and cards & more GmbH of Ratingen, Germany (collectively, the Acquired German Entities), including their sales operations in the United States and Korea. The Company purchased the shares of the Acquired German Entities from their five shareholders (the Shareholders) and purchased assets of the United States sales operation from a partnership comprised of the Shareholders. In the acquisition transaction, the Company agreed to assume 0.5 million euros of debt and to pay approximately 4.8 million euros in cash, consisting of approximately
2.3 million euros payable at closing and the remaining approximately 2.5 million euros payable in five equal annual installments for the business and certain assets. Subsequently, in January 2005, the Company determined that it would be in its best interest to eliminate this debt and pay the net present value of this debt to the selling shareholders. The acquisition agreement specified that the purchase price be adjusted based upon other assets purchased and additional liabilities assumed. This resulted in a reduction in the purchase price of approximately 0.4 million euros as of March 31, 2004. The present value of the net total purchase price is $5.5 million. This purchase price was determined by negotiation between the Company and the Shareholders, taking into account such matters as the value of the tangible assets and the going concern value of the business operations of the Acquired German Entities. Four of the Shareholders entered into new employment agreements with the Acquired German Entities while the fifth Shareholder, who is resident in the US, entered into an employment agreement with registrant. In addition to salaries, these employment agreements provide for commission based upon the future results of operations of the Acquired German Entities, which could be as much as 3.8 million euros over the next four years. The Company used a portion of its available cash to fund the acquisition. The Shareholders had no previous material relationship with the Company or its affiliate or subsidiaries, although the Company did substantial business with the Acquired German Entities during recent years. One of the Acquired German Entities owns a plant in Rastede, Germany together with associated equipment which it has used to manufacture plastic cards featuring contactless IC chip technology and high resolution printing. The Company intends to continue to use the facility and equipment to produce such cards as well as to enhance the facility to produce LaserCard optical memory cards in Germany. This will enable that company to manufacture cards featuring four of the key ID card technologies (optical memory, contact IC chip, contactless RF ID, and magnetic stripe) either singly or in combination, along with other high-security features.

        Net cash provided by financing activities was $3.9 million in fiscal 2005 versus $11.1 million provided by financing activities in fiscal 2004 and $1.8 million for fiscal 2003. During fiscal 2005 the Company used cash in the amount of $3.6 million to retire debt attributable to the acquisition of Challenge Card Design GmbH and cards & more GmbH on March 31, 2004. Fiscal 2004 financing activities consisted of proceeds from the equity private placement described below. Proceeds on sales of common stock through the Company's stock-option and stock-purchase plans were $0.3 million for fiscal 2005; $1.7 million for fiscal 2004; and $1.8 million for fiscal 2003.

        The Company received net proceeds of $9.4 million (net of fees and expenses) from the issuance and sale in December 2003 of 791,172 shares of common stock, options to purchase 122,292 shares of common stock, and warrants to purchase 174,057 shares of common stock for an aggregate purchase price of $10.1 million in a private placement. The purchase price of the common stock was $12.76 per share, which was a 15% discount from the five-day average price as of December 23, 2003. The options have an exercise price of $16.51 per share and a nine-month life. The warrants have an exercise price of $17.26 per share and a life of five years. The options and warrants were valued at $245,000 and $984,000, respectively, based on a Black-Scholes calculation as of December 23, 2003 and pursuant to the provisions of EITF Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock," (EITF 00-19) were recorded at those values in long-term liabilities. The balance of the net proceeds was accounted for as additional paid in capital. Under EITF 00-19, the Company marks-to-market the fair value of the options and warrants at the end of each accounting period. At the end of the fiscal 2004 third quarter, this resulted in options and warrants valued at $195,000 and $916,000, respectively. The decrease in valuation of the options and warrants between December 23, 2003 and the quarter end of $118,000 was recorded as other income in the accompanying Condensed Consolidated Statement of Operations and resulted from a decrease in the Company's stock price. On February 6, 2004, the Company and the investors entered into an amendment to their original agreement that resulted in the reclassification of the options and warrants to equity. The amendment clarified that the options and warrants granted in the financing may be exercised at a time when a registration statement covering the resale of the underlying shares is not effective or available and that in such instance the Company would deliver to the investors shares of common stock whose resale is not currently registered. On the effective date of the amendment, the options and warrants were reclassified to equity as additional paid-in-capital. As a result of the increase in value of the options and warrants from the previous quarter end to the amendment date, due to increases in the Company's stock price, the Company recognized an expense of $211,000, which is included in other expense in the Condensed Consolidated Statement of Operations in the fourth quarter of fiscal 2004.

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

        During fiscal 2005, the Company commenced a share repurchase program under which up to 350,000 shares of common stock could be purchased by the Company from time to time in Nasdaq Stock Market transactions in an aggregate amount not exceeding $3 million. During the second quarter of fiscal 2005, the Company used cash of $655,000 for this purpose and has since terminated this program without further activity.

        There were no debt financing activities for fiscal 2003. The Company acquired bank debt in the amount of $1.4 million in the fiscal 2004 acquisition of Challenge Card Design Plastikkarten GmbH and cards & more GmbH, of Germany. The Company extinguished this debt during fiscal 2005. In addition, the Company incurred debt with a net present value of future payments on this acquisition of $2.2 million on this transaction as of March 31, 2004. The Company extinguished this debt during fiscal 2005.

        The following table provides a summary of the effect on liquidity and cash flows from the Company's contractual obligations as of March 31, 2005 (in thousands):

                                                                                 Fiscal Year
                                                                                                        2011 and
                                                2006        2007        2008        2009       2010     Thereafter     Total
                                                ----        ----        ----        ----       ----     ----------     -----
Contractual obligations:
    Noncancellable operating leases            $1,150      $1,072      $1,021      $  993     $1,382      $5,610      $11,228
    Noncancelable purchase orders               2,408          --          --          --         --          --        2,408
                                               ------      ------      ------      ------     ------      ------      -------
         Total                                 $3,558      $1,072      $1,021      $  993     $1,382      $5,610      $13,636
                                               ======      ======      ======      ======     ======      ======      =======

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

        INTEREST RATE RISK. The Company invests its cash, beyond that needed for daily operations, in high quality debt securities. In doing so, the Company seeks primarily to preserve the value and liquidity of its capital and, secondarily, to safely earn income from these investments. To accomplish these goals, the Company invests only in debt securities issued by (a) the U.S. Treasury and U.S. government agencies, state agencies and corporations and (b) debt instruments that meet the following criteria:

        o Commercial paper rated A1/P1 or debt instruments rated AAA, as rated by the major rating services
        o       Can readily be sold for cash

        Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted because of a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, the Company's future investment income may fall short of expectations because of changes in interest rates or we may suffer losses in principal if forced to sell securities that have seen a decline in market value because of changes in interest rates.

        There were no material changes during the fourth quarter of fiscal 2005 in the Company's exposure to market risk for changes in interest rates.

        The following summarizes short-term and long-term investments at fair value, weighted average yields and expected maturity dates as of March 31, 2005 (in thousands):

                                                        2006        2007         Total
                                                        ----        ----         -----
         Auction rate securities                       $ 5,150          --      $ 5,150
         Weighted Average Yield                          3.13%          --        3.13%
         U.S. Government and Agency Obligations            993       6,212        7,205
         Weighted Average Yield                          2.04%       2.67%        2.59%
                                                       -------     -------      -------
         Total Investments                             $ 6,143     $ 6,212      $12,355
                                                       -------     -------      -------

        FOREIGN CURRENCY EXCHANGE RATE RISK. The Company's U.S. Operations sell products in various international markets. To date an immaterial amount of sales have been denominated in euros. In addition, some raw material purchases and purchased services are denominated in euros. As of March 31, 2005, the outstanding balance of a debt relating to the acquisition of Challenge Card Design Plastikkarten GmbH and cards & more GmbH, of Germany was immaterial. Accordingly, the exchange rate risk related to this debt is minimal.

        As of March 31, 2005, the Company had not entered into a forward exchange contract to hedge against or potentially minimize the foreign currency exchange risk. We will continue to evaluate our exposure to foreign currency exchange rate risk on a regular basis.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of LaserCard Corporation

        We have audited management's assessment, included in the accompanying Management Report on Internal Controls Over Financial Reporting included in Item 9A that LaserCard Corporation and its subsidiaries (the "Company") maintained effective internal control over financial reporting as of March 31, 2005, based on criteria established in INTERNAL CONTROL--INTEGRATED FRAMEWORK issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company;
(2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of the inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of the effectiveness to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of March 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2005, based on the COSO criteria.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of LaserCard Corporation and its subsidiaries as of March 31, 2005, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended and our report dated June 3, 2005, expressed an unqualified opinion thereon.



/s/ Odenberg Ullakko Muranishi & Co. LLP
San Francisco, California
June 3, 2005

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



The Board of Directors and Stockholders of
LaserCard Corporation

        We have audited the accompanying consolidated balance sheet of LaserCard Corporation and its subsidiaries as of March 31, 2005, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

        In our opinion, the consolidated financial statements audited by us present fairly, in all material respects, the financial position of LaserCard Corporation and its subsidiaries as of March 31, 2005, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of LaserCard Corporation's internal control over financial reporting as of March 31, 2005, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 3, 2005 expressed an unqualified opinion thereon.



/s/ Odenberg Ullakko Muranishi & Co. LLP
San Francisco, California
June 3, 2005

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



The Board of Directors and Stockholders
LaserCard Corporation:

        We have audited the accompanying consolidated balance sheet of LaserCard Corporation (formerly Drexler Technology Corporation) and subsidiaries as of March 31, 2004, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of LaserCard Corporation and subsidiaries as of March 31, 2004, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.


/s/ KPMG LLP
Mountain View, California
June 9, 2004

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the Board of Directors and Stockholders of LaserCard Corporation:

        In our opinion, the consolidated statements of operations, stockholders' equity and cash flows for the year ended March 31, 2003 present fairly, in all material respects, the results of operations and cash flows of Lasercard Corporation (formerly Drexler Technology Corporation) and its subsidiaries for the year ended March 31, 2003, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.


/s/PricewaterhouseCoopers LLP
San Jose, California
April 28, 2003, except for
Note 4, as to which the date is January 22, 2004


                                             LASERCARD CORPORATION AND SUBSIDIARIES
                                           (Formerly Drexler Technology Corporation)
                                                  CONSOLIDATED BALANCE SHEETS
                                                    March 31, 2005 and 2004
                                       (In thousands, except share and per share amounts)


                                                                                                        2005              2004
                                                                                                        ----              ----
                                                             ASSETS
Current assets:
   Cash and cash equivalents                                                                      $    3,965        $    2,288
   Short-term investments                                                                              6,150            10,381
   Accounts receivable, net of allowances of $56 at March 31, 2005
      and $296 at March 31, 2004                                                                       1,934             2,550
   Inventories                                                                                         7,909             6,799
   Prepaid and other current assets                                                                    1,352             1,276
                                                                                                  ----------        ----------
      Total current assets                                                                            21,310            23,294
                                                                                                  ----------        ----------

Property and equipment, net                                                                           12,532            11,530
Long-term investments                                                                                  6,300             8,246
Equipment held for resale                                                                              4,061             2,419
Patents and other intangibles, net                                                                       923               978
Goodwill                                                                                               3,321             3,321
Note receivable                                                                                          220                --
Other non-current assets                                                                                 101                47
                                                                                                  ----------        ----------
           Total assets                                                                           $   48,768        $   49,835
                                                                                                  ==========        ==========

                                              LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                                               $    2,105        $    4,249
   Accrued liabilities                                                                                 2,312             2,035
   Deferred tax liability                                                                                641               608
   Advance payments from customers                                                                     1,167             3,102
   Deferred revenue                                                                                      539               111
   Bank borrowings                                                                                        --               726
   Current portion of long-term debt                                                                      --               440
                                                                                                  ----------        ----------
      Total current liabilities                                                                        6,764            11,271
                                                                                                  ----------        ----------

Advance payments from customers                                                                       13,000               500
Deferred revenue                                                                                       2,000                --
Deferred rent                                                                                            326                --
Long-term debt, net of current portion                                                                    --             2,378
                                                                                                  ----------        ----------
           Total liabilities                                                                          22,090            14,149
                                                                                                  ----------        ----------

Commitments and contingencies (Note 7)

Stockholders' equity:
     Preferred stock, $.01 par value:
      Authorized--2,000,000 shares
      Issued--none                                                                                        --                --
   Common stock, $.01 par value:
      Authorized--30,000,000 shares
      Issued and outstanding--11,436,794 shares at March 31, 2005
           and 11,399,764 shares at March 31, 2004                                                       114               114
   Additional paid-in capital                                                                         54,155            53,816
   Accumulated deficit                                                                               (27,145)          (18,244)
   Accumulated other comprehensive income                                                                209                --
   Treasury stock at cost -- 91,630 shares at March 31, 2005                                            (655)               --
                                                                                                  ----------        ----------
           Total stockholders' equity                                                                 26,678            35,686
                                                                                                  ----------        ----------

               Total liabilities and stockholders' equity                                         $   48,768        $   49,835
                                                                                                  ==========        ==========


                    The accompanying notes are an integral part of these consolidated financial statements.


                                           LASERCARD CORPORATION AND SUBSIDIARIES
                                          (Formerly Drexler Technology Corporation)
                                            CONSOLIDATED STATEMENTS OF OPERATIONS
                                      Fiscal Years Ended March 31, 2005, 2004, and 2003
                                          (In thousands, except per share amounts)


                                                                            2005                 2004                  2003
                                                                           -----                -----                  ----
Revenues:
    Product sales                                                      $   28,544           $  16,963             $  25,221
    License and other revenue                                                  --                  --                 1,110
                                                                       ----------           ---------             ---------
         Total revenues                                                    28,544              16,963                26,331
                                                                       ----------           ---------             ---------

Cost of product sales                                                      22,637              13,157                13,906
                                                                       ----------           ---------             ---------

       Gross profit                                                         5,907               3,806                12,425
                                                                       ----------           ---------             ---------

Operating expenses:
    Selling, general and administrative expenses                           11,891               6,700                 6,202
    Research and engineering expenses                                       3,018               2,620                 2,818
                                                                       ----------           ---------             ---------
       Total operating expenses                                            14,909               9,320                 9,020
                                                                       ----------           ---------             ---------

          Operating income (loss)                                          (9,002)             (5,514)                3,405
                                                                       ----------           ---------             ---------

Other income, net                                                             240                 176                   397
                                                                       ----------           ---------             ---------

          Income (loss) before income taxes                                (8,762)             (5,338)                3,802

Income tax expense                                                            139               7,089                 1,520
                                                                       ----------           ---------             ---------

          Net income (loss)                                            $   (8,901)          $ (12,427)            $   2,282
                                                                       ==========           =========             =========

Net income (loss) per share:
          Basic                                                        $    (.78)           $   (1.15)            $     .22
                                                                       ==========           =========             =========
          Diluted                                                      $    (.78)           $   (1.15)            $     .21
                                                                       ==========           =========             =========

Weighted-average shares used in
   computing net income (loss) per share:
          Basic                                                            11,362              10,761                10,356
          Diluted                                                          11,362              10,761                10,842


                   The accompanying notes are an integral part of these consolidated financial statements.


                                           LASERCARD CORPORATION AND SUBSIDIARIES
                                          (Formerly Drexler Technology Corporation)
                                       CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                      Fiscal Years Ended March 31, 2003, 2004, and 2005
                                                       (In thousands)


                                                                           Accumulated
                                                Additional                    Other                               Total
                               Common Stock      Paid-in    Accumulated   Comprehensive    Treasury Stock     Stockholders'
                             Shares    Amount    Capital      Deficit         Income      Shares    Amount        Equity
                             ------    ------    -------      -------         ------      ------    ------        ------
Balance, March 31, 2002      10,241    $  102    $40,334     $ (8,099)        $   --        --      $   --        $32,337
   Shares issued under
     stock option and
     stock purchase plans       202         2      1,774           --             --        --          --          1,776
   Income tax benefit
     arising from stock
     options                     --        --        356           --             --        --          --            356
   Compensation related
     to stock plan               --        --         92           --             --        --          --             92
     activity
   Comprehensive income:
       Net income                --        --         --        2,282             --        --          --          2,282
                             ------    ------    -------    ---------         ------    ------     -------        -------

Balance, March 31, 2003      10,443       104     42,556       (5,817)            --        --          --         36,843
   Shares, warrants,
     and options sold in
     private placement,
     net of $706 in
     issuance costs and
     $93 for change in
     fair value of common
     stock warrants and
     options                    791         8      9,474           --             --        --          --          9,482
   Shares issued under
     stock option and
     stock purchase plans       166         2      1,689           --             --        --          --          1,691
   Compensation related
     to stock plan
     activity                    --        --         97           --             --        --          --             97
   Comprehensive loss:
       Net loss                  --        --         --      (12,427)            --        --          --        (12,427)
                             ------    ------    -------    ---------         ------    ------     -------        -------

Balance, March 31, 2004      11,400       114     53,816      (18,244)            --        --          --         35,686
   Purchase of treasury
     stock                       --        --         --           --             --       (92)       (655)          (655)
   Shares issued under
     stock option and
     stock purchase plans        37        --        252           --             --        --          --            252
   Compensation related
     to stock plan
     activity                    --        --         87           --             --        --          --             87
   Comprehensive loss:
     Foreign currency
     translation
     adjustments                 --        --         --           --            209        --          --            209
       Net loss                  --        --         --       (8,901)            --        --          --         (8,901)
                             ------    ------    -------    ---------         ------    ------     -------        -------
   Total comprehensive
     loss                                                                                                          (8,692)
                                                                                                                  -------

Balance, March 31, 2005      11,437    $  114    $54,155    $ (27,145)        $  209       (92)    $  (655)       $26,678
                             ======    ======    =======    =========         ======    ======     =======        =======


                       The accompanying notes are an integral part of these consolidated financial statements.


                                           LASERCARD CORPORATION AND SUBSIDIARIES
                                         (Formerly Drexler Technology Corporation)
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     Fiscal Years Ended March 31, 2005, 2004, and 2003
                                                       (In thousands)


                                                                          2005                  2004                 2003
                                                                          ----                  ----                 ----
Cash flows from operating activities:
   Net income (loss)                                                   $  (8,901)            $(12,427)             $ 2,282
     Adjustments to reconcile net income (loss) to net cash
           provided by (used in) operating activities:
        Depreciation and amortization                                      2,640                2,123                1,829
        Loss on disposal of equipment                                         10                   --                   --
        Provision for doubtful accounts receivable                             3                    1                   11
        Provision for excess and obsolete inventory                          335                   97                  425
        Provision of product return reserve                                   62                   --                   --
        Decrease in deferred income tax assets                                --                7,086                1,326
        Stock-based compensation                                             111                   97                   92
        Tax benefit relating to the exercise of stock options                 --                   --                  356
        Loss associated with increase in fair value of
           common stock warrants and options                                  --                   93                   --
     Changes in operating assets and liabilities, net of assets acquired and liabilities assumed in business combination:
        Decrease (increase) in accounts receivable                           559                  346                  (11)
        Increase in inventories                                           (1,361)              (1,476)              (1,163)
        Decrease (increase) in other assets                                  (61)                  63                 (455)
        Increase in equipment for resale                                  (1,641)                  --                   --
        Increase (decrease) in accounts payable and accrued
           liabilities                                                    (1,751)               2,305                  664
        Increase (decrease) in deferred revenue                            2,413                  106               (3,965)
        Increase (decrease) in advance payments from customers            10,537                1,584               (1,455)
                                                                       ---------            ---------            ---------
           Net cash provided by (used in) operating activities             2,955                   (2)                 (64)
                                                                       ---------            ---------            ---------
Cash flows from investing activities:

     Purchases of property and equipment                                  (3,325)              (3,996)              (2,468)
     Proceeds from sale of equipment                                           2                   --                   --
     Acquisition of patents and other intangibles                           (117)                 (93)                (307)
     Loan receivable                                                        (214)                  --                   --
     Purchase of auction rate securities, net                                 --               (5,400)                  --
     Purchases of investments                                             (3,451)             (10,013)             (25,954)
     Proceeds from maturities of investments                               9,628               12,047               24,080
     Purchase of Challenge Card Design and
        cards & more, net of $12 cash acquired                                --               (3,089)                  --
                                                                       ---------            ---------            ---------
           Net cash provided  by (used in) investing activities            2,523              (10,544)              (4,649)
                                                                       ---------            ---------            ---------
Cash flows from financing activities:
        Proceeds from sale of common stock through stock plans               339                1,691                1,776
        Repayment of bank loan                                              (745)                  --                   --
        Decrease in short term and long term debt                         (2,835)                  --                   --
        Cash used to purchase common stock through an open market
        repurchase program                                                  (655)                  --                   --
        Net proceeds from sale of common stock, options and
           warrants through private placement                                 --                9,389                   --
                                                                       ---------            ---------            ---------
           Net cash provided by (used in) financing activities            (3,896)              11,080                1,776
                                                                       ---------            ---------            ---------
        Effect of exchange rate changes on cash                               95                   --                   --
                                                                       ---------            ---------            ---------
        Net increase (decrease) in cash and cash equivalents               1,677                  534               (2,937)

Cash and cash equivalents:
     Beginning of period                                                   2,288                1,754                4,691
                                                                       ---------            ---------            ---------
     End of period                                                     $   3,965            $   2,288            $   1,754
                                                                       =========            =========            =========

Supplemental disclosures--cash payments for:
     Income taxes                                                      $      82            $      --            $      --
                                                                       =========            =========            =========


                   The accompanying notes are an integral part of these consolidated financial statements.

                     LASERCARD CORPORATION AND SUBSIDIARIES
                    (Formerly Drexler Technology Corporation)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.      ORGANIZATION AND OPERATIONS

        LaserCard Corporation, a Delaware Corporation, and its wholly owned subsidiaries, LaserCard Corporation, a California Corporation, Challenge Card Design Plastikkarten GmbH and cards & more GmbH (the "Company") develop, manufacture and integrate LaserCard(R) optical memory cards, optical card drives, peripherals and specialty cards and printers. Challenge Card DesigN Plastikkarten GmbH and cards & more GmbH were acquired by LaserCard Corporation on March 31, 2004. The Company's customers for optical memory card related products are mainly value-added reseller (VAR) companies worldwide, that develop commercial applications for LaserCard products. Target markets for these products include government and commercial applications for portable, recordable, secure, identification cards and other unitary-record cards. Current applications include United States Permanent Resident Card ("Green Card") and Laser Visa Border Crossing Cards, U.S. military cargo manifests, Canadian Permanent Resident Cards, Italian national ID cards, biometric IDs and other wallet-card applications. Challenge Card Design Plastikkarten GmbH and cards & more GmbH supply other advanced-technology cards for various applications, card printers and systems integration for gate-keeping and ticketing. The Company has two additional subsidiaries that are dormant, Precision Photoglass, Inc. and Microfab Systems Corporation.

        The Company is subject to certain risks including, but not limited to, competition from substitute products and larger companies and dependence on certain suppliers and customers.

2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION. The consolidated financial statements include the accounts of LaserCard Corporation and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

        FISCAL PERIOD. For purposes of presentation, the Company labels its annual accounting period end as March 31 and its quarterly accounting period ends as June 30, September 30 and December 31. The Company, in fact, operates and reports based on quarterly periods ending on the Friday closest to month end. Fiscal 2005 ended on April 1, 2005, fiscal 2004 ended on April 2, 2004 and fiscal 2003 ended on March 28, 2003.

RECLASSIFICATIONS

        Certain prior year amounts were reclassified to conform with current year presentation.

        In connection with preparation of the accompanying consolidated financial statements, the Company concluded that it was appropriate to classify its investments in auction rate securities as short-term available-for-sale investments. Previously, such investments were classified as cash and cash equivalents. Accordingly, the Company has revised the classification to exclude from cash and cash equivalents $9.4 million of auction rate securities at March 31, 2004 and to include such amount as short-term available-for-sale investments. In addition, the Company has made corresponding revisions to the accompanying consolidated statements of cash flows to reflect the gross purchases and sales of these securities as investing activities. As a result, cash used in investing activities increased by $5.4 million in 2004 and $498,000 in 2003. This revision in classification does not affect previously reported cash flows from operations or from financing activities.

        FOREIGN CURRENCY TRANSACTIONS. The functional currency of the Company's foreign subsidiaries is generally the local currency. The financial statements of these subsidiaries are translated to United States dollars using period-end rates of exchange for assets and liabilities and average rates of exchange for the year for revenues and expenses. Translation gains (losses) are recorded in accumulated other comprehensive income as a component of stockholders' equity. Net gains and losses resulting from foreign exchange transactions are included in other income, net and were not significant during the periods presented.

        CONCENTRATIONS OF RISK. Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash, cash equivalents, short-term investments, long-term investments and accounts receivable. The Company places its cash, cash equivalents, short-term and long-term investments in high-credit quality financial institutions. The Company is exposed to credit risk in the event of default by these institutions to the extent of the amount recorded on the balance sheet. As of March 31, 2005, the Company has invested in short-term and long-term investments including auction rate securities, discount notes and U.S. government bonds. Accounts receivable are derived from revenue earned from customers primarily located in the United States, Italy and Germany. The Company performs ongoing credit evaluations of its customers' financial condition and generally does not require collateral. The Company maintains reserves for potential credit losses and historically, such losses have been immaterial.

        Major Customers. One customer accounted for 31% of revenues for fiscal 2005, 72% of revenues for fiscal 2004 and 94% of revenues for fiscal 2003. Another customer accounted for 26% of revenues for fiscal 2005 and 22% of revenues for fiscal 2004. The revenue from these customers was attributable to both the optical memory card and the optical card drive segments. No other customer accounted for more than 10% of revenues during the periods.

        One United States customer accounted for 27% of accounts receivable at March 31, 2005. Two customers comprised 53% and 46%, respectively, of accounts receivable at March 31, 2004.

        CASH AND CASH EQUIVALENTS, SHORT-TERM INVESTMENTS AND LONG-TERM INVESTMENTS. The Company considers all highly liquid investments, consisting primarily of commercial paper, discount notes and U.S. government bonds, with maturities of three months or less at the date of purchase, to be cash equivalents. Cash equivalents at March 31, 2005 and March 31, 2004 were $4 million and $2.3 million, respectively. As of March 31, 2005 and 2004, the Company held auction rate securities which have been accounted for as available-for-sale and classified as short term investments. The fair values of the auction rate securities, based on quoted market prices, were substantially equal to their carrying costs due to the frequency of the reset dates. Short-term investments also include investments with maturities at date of purchase of more than three months and up to one year. All investments with maturities at date of purchase greater than one year are classified as long-term investments. Management determines the appropriate classification of debt securities at the time of purchase and reevaluates the classification of investments as of each balance sheet date.

        All short-term investments, except for auction rate securities which are recorded at fair value, and long-term investments are classified as held to maturity and are stated in the balance sheet at amortized cost. As such investments are classified as held to maturity, no unrealized gains or losses are recorded. The carrying amounts of individual held to maturity securities are reviewed at the balance sheet date for potential impairment. As of March 31, 2005 and 2004, the Company has determined that an impairment which was "other than temporary" has not occurred. The carrying amounts of short-term and long-term investments at March 31 are (in thousands):

                                                         2005           2004
                                                         ----           ----
Short-term investments (up to one year):
   U.S. government and agency obligations             $    1,000     $       --
   Auction rate securities                                 5,150          9,400
   Certificates of deposit                                    --            981
                                                      ----------     ----------
      Total short-term investments                         6,150         10,381
                                                      ----------     ----------

Long-term investments (one to two years):
   U.S. government and agency obligations                  6,300          7,300
   Certificates of deposit                                    --            946
                                                      ----------     ----------
      Total long-term investments                          6,300          8,246
                                                      ----------     ----------
Total investments                                     $   12,450     $   18,627
                                                      ==========     ==========

        FAIR VALUE OF FINANCIAL INSTRUMENTS. The carrying amounts of the Company's financial instruments including cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued liabilities, approximate their fair values due to their short maturities. The fair value of long-term investments was $6.2 million at March 31, 2005 and $8.3 million at March 31, 2004.

        INVENTORIES. Inventories are stated at the lower of cost or market, with cost determined on a first-in, first-out basis and market based on the lower of cost or estimated realizable value. The components of inventories as of March 31 are (in thousands):

                                                           2005           2004
                                                           ----           ----

Raw materials                                         $    4,891     $    3,243
Work-in-process                                              739          1,651
Finished goods                                             2,279          1,905
                                                      ----------     ----------
                                                      $    7,909     $    6,799
                                                      ==========     ==========

        The Company establishes lower of cost or market reserves, aged inventory reserves and obsolescence reserves. Inventory reserves are generally recorded when management determines that an item is not readily saleable. Inventory reserves are not relieved until the related inventory has been sold or scrapped. The Company recorded charges to write down inventory of $381,000 for fiscal 2005, $97,000 for fiscal 2004 and $425,000 for fiscal 2003.

        EQUIPMENT HELD FOR RESALE. Equipment held for resale primarily consists of parts, labor costs and other deferred costs incurred to build equipment under a contract with Global Investments Group. The components of equipment held for resale as of March 31 are (in thousands):

                                                         2005           2004
                                                         ----           ----

Parts                                                 $    3,812     $    2,419
Labor cost                                                   212             --
Other                                                         37             --
                                                      ----------     ----------
                                                      $    4,061     $    2,419
                                                      ==========     ==========

        PROPERTY AND EQUIPMENT, NET. The components of property and equipment as of March 31 are (in thousands):

                                                         2005           2004
                                                         ----           ----

Building and land                                     $      856     $      811
Equipment and furniture                                   23,267         21,754
Construction in progress, including
   purchased equipment                                     1,409          2,338
Leasehold improvements                                     4,505          2,706
                                                      ----------     ----------
                                                          30,037         27,609
      Less: accumulated depreciation                     (17,505)       (16,079)
                                                      ----------     ----------

   Total property and equipment, net                  $   12,532     $   11,530
                                                      ==========     ==========

        Property and equipment are recorded at cost. Depreciation is provided over the estimated useful lives which is four to seven years for equipment and furniture using the double-declining balance and straight-line methods and twenty-five years for the building using the straight-line method. Leasehold improvements are amortized over the shorter of the life of the asset or the life of the lease using the straight-line method. Depreciation and leasehold amortization expense for fiscal 2005, 2004 and 2003 was $2.5 million, $1.9 million and $1.5 million, respectively.

        GOODWILL AND INTANGIBLE ASSETS. Goodwill represents the excess of the purchase price over the fair value of identifiable net tangible and intangible assets acquired in a business combination. In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," the Company does not amortize goodwill. Instead, the Company evaluates goodwill for impairment annually in the fourth quarter and whenever events or changes in circumstances indicate that it is more likely than not that an impairment loss has been incurred. Goodwill is assigned to reporting units, which are operating segments as defined by our current segment reporting structure. As of March 31, 2005, the Company has one reporting unit that contains goodwill. Acquisition-related intangible assets other than goodwill include backlog, which was amortized on a straight-line basis over its estimated useful life of six months; and brand, which has an indefinite useful life. Legal expenses incurred in connection with patents are capitalized and amortized over the estimated remaining useful lives of the patents of six to seven years.

        Definite life intangible assets capitalized and accumulated amortization as of March 31 are as follows (in thousands):

                                                         2005           2004
                                                         ----           ----

Patent expenditures                                   $    3,290     $    3,172
Technology transfer expenditures                             545            545
Backlog                                                       --             29
Other                                                         10             10
                                                      ----------     ----------
    Total patent and other intangible expenditures         3,845          3,756
                                                      ----------     ----------

Patent accumulated amortization                           (2,923)        (2,810)
Technology transfer accumulated amortization                (483)          (455)
Other                                                         (6)            (3)
                                                      ----------     ----------
    Accumulated amortization                              (3,412)        (3,268)
                                                      ----------     ----------

        Patents and other intangibles, net            $      433     $      488
                                                      ==========     ==========

        The weighted average remaining amortization periods as of March 31 are as follows:

                                                         2005           2004
                                                         ----           ----

Backlog                                                       --      0.5 years
Patents                                                4.0 years      4.8 years
Technology transfer                                    2.2 years      3.2 years
     Total                                             3.7 years      4.2 years

        Amortization expense on intangible assets for fiscal 2005, 2004 and 2003 was $172,000, $201,000 and $352,000 respectively. There were no amounts relating to goodwill or intangibles assets no longer being amortized included in these amounts. The estimated amortization expense for the next five years on intangible assets as of March 31, 2005 is as follows (in thousands):

                         Fiscal Year
                            2006                 $   129
                            2007                     112
                            2008                      75
                            2009                      53
                            2010                      36
                                                 -------
                               Total             $   405
                                                 =======

        Intangible assets capitalized that would not be amortized as of March 31 are as follows (in thousands):

                                                         2005           2004
                                                         ----           ----

      Brand                                           $      490     $      490
      Goodwill                                             3,321          3,321
                                                      ----------     ----------
      Total                                           $    3,811     $    3,811
                                                      ==========     ==========

        ASSESSMENT OF IMPAIRMENT OF TANGIBLE AND INTANGIBLE LONG-LIVED ASSETS. In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the Company assesses the impairment of long-lived assets whenever events or changes in circumstances indicate that their carrying value may not be recoverable from the estimated future cash flows expected to result from their use and eventual disposition. The Company's long-lived assets subject to this evaluation include property, plant and equipment and amortizable intangible assets. If the Company's estimate of future undiscounted net cash flows is insufficient to recover the carrying value of the assets over the estimated useful life, the Company will record an impairment loss in the amount by which the carrying value of the assets exceeds the fair value. If assets are determined to be recoverable but the useful lives are shorter than originally estimated, the Company depreciates or amortizes the net book value of the asset over the newly determined remaining useful lives. To date, the Company has not needed to record any impairment losses on long-lived assets.

        ACCRUED LIABILITIES. The components of accrued liabilities as of March 31 are (in thousands):

                                                         2005           2004
                                                         ----           ----

      Accrued payroll and fringe benefits             $    1,062     $    1,107
      Other accrued liabilities                            1,250            928
                                                      ----------     ----------
        Total                                         $    2,312     $    2,035
                                                      ==========     ==========

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

        REVENUE RECOGNITION. Product sales primarily consist of optical card sales, sales of optical card read/write drives and sales of specialty cards and card printers. The Company recognizes revenue from product sales when the following criteria are met: (1) persuasive evidence of an arrangement exists;
(2) delivery has occurred; (3) the fee is fixed or determinable; and (4) collectibility is reasonably assured. The Company recognizes revenue on product sales at the time of shipment when shipping terms are F.O.B. shipping point, orders are placed pursuant to a pre-existing sales arrangement and there are no post-shipment obligations other than warehousing under a U.S. government subcontract or customer acceptance criteria. Where appropriate, provision is made at the time of shipment for estimated warranty costs and estimated returns. The total amount of actual warranty costs and returns activity was $373,000 in fiscal 2005.

        The Company's U.S. government subcontract requires delivery into a secure vault located on Company premises. Shipments are made from the vault on a shipment schedule provided by the prime contractor, which is subject to revision, but generally not subject to cancellation, at the option of the prime contractor. At the time the cards are delivered into the vault, title to the cards is transferred to the government and all risks of ownership are transferred as well. The prime contractor is invoiced, with payment due within thirty days and the contract does not contain any return (other than for warranty) or cancellation provisions. Pursuant to the provisions of SEC Staff Accounting Bulletin No. 104 (SAB 104), revenue is recognized on delivery into the vault as the Company has fulfilled its contractual obligations and the earnings process is complete. If the Company does not receive a shipment schedule for shipment of cards from the vault, revenue is deferred and recognized upon shipment from the vault. In addition, revenue recognition for future deliveries into the vault would be affected if the U.S. government cancels the shipment schedule. As a result, the Company's revenues may fluctuate from period to period if the Company does not continue to obtain shipment schedules under this subcontract or if the shipment schedules are cancelled.

        In May 2003, the Emerging Issues Task Force ("EITF") finalized the terms of EITF Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables," (EITF 00-21) which provides criteria governing how to identify whether goods or services that are to be delivered separately in a bundled sales arrangement should be accounted for separately. Deliverables are accounted for separately if they meet all of the following criteria: a) the delivered items have stand-alone value to the customer; b) the fair value of any undelivered items can be reliably determined; and c) if the arrangement includes a general right of return, delivery of the undelivered items is probable and substantially controlled by the seller. In situations where the deliverables fall within higher-level literature as defined by EITF 00-21, the Company applies the guidance in that higher-level literature. Deliverables that do not meet these criteria are combined with one or more other deliverables. The Company adopted EITF 00-21 for any new arrangements entered into after July 1, 2003 and now assesses all revenue arrangements with multiple deliverables against the criteria set forth in EITF 00-21.

        The Company applies the provisions of Statement of Position 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts" (SOP 81-1) in applicable contracts. Revenues on time and materials contracts are recognized as services are rendered at contract labor rates plus material and other direct costs incurred. Revenues on fixed price contracts are recognized on the percentage of completion method based on the ratio of total costs incurred to date compared to estimated total costs to complete the contract. Estimates of costs to complete include material, direct labor, overhead and allowable general and administrative expenses. In circumstances where estimates of costs to complete a project cannot be reasonably estimated, but it is assured that a loss will not be incurred, the percentage-of-completion method based on a zero profit margin, rather than the completed-contract method, is used until more precise estimates can be made. The full amount of an estimated loss is charged to operations in the period it is determined that a loss will be realized from the performance of a contract. For the year ended March 31, 2005, the Company recognized approximately $127,000 of revenues based on a zero profit margin related to a long-term contract. The Company had no revenues generated from this type of contract for the years ended March 31, 2004 and 2003.

        The Company applies the provisions of Statement of Position (SOP) No. 97-2, "Software Revenue Recognition," as amended by Statement of Position 98-9, "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions" to all transactions involving the sale of software products. Revenue from the license of the Company's software products is recognized when persuasive evidence of an arrangement exists, the software product has been delivered, the fee is fixed or determinable and collectibility is probable, and, if applicable, upon acceptance when acceptance criteria are specified or upon expiration of the acceptance period. Software revenue was immaterial for fiscal 2005, 2004 and 2003.

        License revenue, which may consist of up-front license fees and long-term royalty payments, is recognized as revenue when earned. There were no cost of license revenue recorded for fiscal 2005, 2004 and 2003. License revenue in the amount of $875,000 for fiscal 2003 represents the unamortized portion of a $1 million nonrefundable distribution license fee received in 2000 from a licensee in Asia that had committed to purchase a minimum number of optical memory cards for a program in the licensee's country. The Company recorded this fee as deferred revenue and had been amortizing it as revenue in proportion to actual card purchases by the licensee. During the quarter ended December 31, 2002, the Company determined that, due to the licensee's failure to meet the minimum contractual purchase commitment, the licensee's distribution rights had become unenforceable and that the licensee would no longer be acting as the card supplier for that program. Fiscal 2003 license revenue also included $235,000 relating to a payment received in January 2002 from a third party that was considering entering into a license agreement with the Company; the Company originally recorded this payment as deferred revenue. The third party had subsequently foregone its rights under this agreement due to non-performance and accordingly, the Company recognized revenue on this arrangement in the fourth quarter of fiscal 2003. There was no license revenue for the fiscal years ended March 31, 2005 and 2004.

        In the fiscal 2005 first quarter, the Company sold a card-manufacturing license, effective April 3, 2004, to the

Global Investments Group (GIG), based in Auckland, New Zealand, for card manufacturing in Slovenia. This agreement provides for payments to the Company of $14 million for a 20-year license and five-year training support package, followed by $15 million paid $1 million annually for ongoing support for an additional 15 years. Additionally, the Company is to sell approximately $12 million worth of the required manufacturing equipment and installation support for the new facility to be built by GIG to provide a targeted initial manufacturing capacity of 10 million optical cards annually. As of March 31, 2005 the Company had $4.1 million of this equipment classified as equipment held for resale on its balance sheet. The agreement provides options to increase capacity to 30 million cards per year. The Company has received $15 million of payments called for in the agreements, consisting of a partial payment for the equipment of $3.5 million and $11.5 million for the license fee and support. For the $15 million the Company received, $13 million was recorded as advance payments from customers and $2 million for the licensing fee was recorded as deferred revenue, which were both classified as long term liabilities within the consolidated balance sheets. In addition to the $41 million discussed above, GIG is to pay the Company royalties for each card produced under the license. The territories covered by the license include most of the European Union and eastern European regions. The GIG has exclusive marketing rights in certain territories, with performance goals to maintain these rights. The Company will assign a person on site during the license term to assist with quality, security and operational procedures, with the mutual goal that the facility and the cards made in the facility conform to the Company's standards. GIG anticipates start up of the new facility will be in early 2006. The Company also retains rights to utilize up to 20% of the new facility capacity as backup and capacity buffer to augment its own card manufacturing facilities in Mountain View, California. The granting of this license to GIG establishes a potential second source supplier of optical memory cards for existing and prospective customers who may request multiple sources for cards. Revenue will be recognized over the remaining term of the agreement beginning when operation of the factory commences.

        RESEARCH AND ENGINEERING EXPENSES. Costs related to research, design and development of products are charged to research and engineering expense as incurred.

        SHIPPING AND HANDLING COSTS. Shipping and handling are recorded in cost of sales.

        ADVERTISING COSTS. Advertising costs consist of development and placement costs of the Company's advertising campaigns and are charged to expense when incurred. Advertising expense was approximately $189,000 for fiscal 2005. No advertising costs were incurred in fiscal 2004 and 2003.

        STOCK-BASED COMPENSATION. On December 31, 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 148, "Accounting for Stock Based Compensation - Transition and Disclosure," which amends SFAS No. 123. SFAS No. 148 requires more prominent and frequent disclosures about the effects of stock-based compensation, which the Company adopted for the year ended March 31, 2003. The Company accounts for its stock-based compensation plans using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Compensation cost for stock options, if any, is measured by the excess of the quoted market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock. SFAS No. 123, "Accounting for Stock-Based Compensation," established accounting and disclosure requirements using a fair-value based method of accounting for stock-based employee compensation plans. Had compensation expense for the Plans been determined consistent with SFAS No. 123, the Company's net income (loss) and basic and diluted net income (loss) per share would have been as follows (dollars, in thousands, except per share amounts):

                                                                                                    Fiscal Year
                                                                                      2005              2004            2003
                                                                                      ----              ----            ----
Net income (loss), as reported                                                     $  (8,901)       $  (12,427)      $   2,282

Add:  Stock-based employee compensation expense included in
    reported net income (loss), net of related tax effects                               111                97              55

Deduct: total stock-based employee compensation determined under
    fair-value based method for all awards, net of related tax effects                (1,842)           (1,925)         (1,408)
                                                                                   ---------        ----------       ---------
Pro forma net income (loss)                                                        $ (10,632)       $  (14,255)      $     929
                                                                                   =========        ==========       =========

Basic net income (loss) per common share:
    As reported                                                                    $    (.78)       $    (1.15)      $     .22
                                                                                   =========        ==========       =========
    Pro forma                                                                      $    (.94)       $    (1.32)      $     .09
                                                                                   =========        ==========       =========

Diluted net income (loss) per common share:
    As reported                                                                    $    (.78)       $    (1.15)      $     .21
                                                                                   =========        ==========       =========
    Pro forma                                                                      $    (.94)       $    (1.32)      $     .09
                                                                                   =========        ==========       =========

Shares used in computing basic and diluted pro forma net income (loss) per share:
    Basic                                                                             11,362            10,761          10,356
                                                                                   =========        ==========       =========
    Diluted                                                                           11,362            10,761          10,842
                                                                                   =========        ==========       =========

        The Company computed the fair value of each option grant on the date of grant using the Black-Scholes option valuation model with the following assumptions:

                                                                               Fiscal Year
                                                        2005                      2004                       2003
                                                        ----                      ----                       ----
Risk-free interest rate                                 3.65% to 4.08%            2.74% to 3.85%             2.67% to 4.99%
Average expected life of option                         5 to 8 years              5 to 8 years               5 to 8 years
Dividend yield                                          0%                        0%                         0%
Volatility of common stock                              55%                       48% to 50%                 50%
Weighted average fair value of option grants            $5.38                     $8.35                      $8.59

        COMPREHENSIVE INCOME (LOSS). Under SFAS No. 130, "Reporting Comprehensive Income," comprehensive income (loss) is defined as the changes in equity of an enterprise except for those resulting from stockholders' transactions. For the fiscal years ended March 31, 2005, 2004 and 2003, comprehensive income (loss) is as follows (in thousands):

                                                                                 Fiscal Year
                                                           2005                      2004                      2003
                                                           ----                      ----                      ----
Net income (loss)                                       $   (8,901)               $  (12,427)               $    2,282
Net change in cumulative foreign currency
     translation adjustments                                   209                        --                        --
                                                        ----------                ----------                ----------
Other comprehensive income (loss)                       $   (8,692)               $  (12,427)               $    2,282
                                                        ==========                ==========                ==========

        RECENT ACCOUNTING PRONOUNCEMENTS. On October 22, 2004, the American Jobs Creation Act of 2004 (the "Act") was signed into law. The Act contains numerous changes to U.S. tax law, both temporary and permanent in nature, including a potential tax deduction with respect to certain qualified domestic manufacturing activities, changes in the carryback and carryforward utilization periods for foreign tax credits and a dividend received deduction with respect to accumulated income earned abroad. The new law could potentially have an impact on the Company's effective tax rate, future taxable income and cash and tax planning strategies, amongst other affects. In December 2004, the FASB issued Staff Position No. 109-1 ("FSP 109-1"), Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004 and Staff Position No. 109-2 ("FSP 109-2"), Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004. FSP 109-1 clarifies that the manufacturer's tax deduction provided for under the Act should be accounted for as a special deduction in accordance with SFAS No. 109 and not as a tax rate reduction. FSP 109-2 provides accounting and disclosure guidance for the repatriation of certain foreign earnings to a U.S. taxpayer as provided for in the Act. The Company is currently studying the impact of the one-time favorable foreign dividend provision. Accordingly, the Company has not adjusted its income tax expense or deferred tax liability to reflect the tax impact of any repatriation of non-U.S. earnings it may make.

        In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment" to revise SFAS No. 123, "Accounting for Stock-Based Compensation" and supersede APB Opinion No. 25, "Accounting for Stock Issued to Employees" and its related implementation guidance. It requires companies to recognize their compensation costs related to share-based payment transactions in financial statements. These costs are to be measured based on the fair value of the equity or liability instruments issued. The Company will apply SFAS No. 123(R) in the first quarter of the fiscal year ending March 31, 2007. The Company has not yet evaluated the impact that the adoption of SFAS No. 123R will have on its financial statements.

        In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets -- an Amendment of APB Opinion No. 29," which eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 will be effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company is currently evaluating SFAS No. 153 and does not expect the adoption will have a material impact on its results of operations or financial condition.

        In November 2004, the FASB issued SFAS No. 151, "Inventory Costs -- an Amendment of ARB No. 43, Chapter 4," which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage) be recognized as current period charges. In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 will be effective for inventory costs incurred in fiscal years beginning after June 15, 2005. The Company has not evaluated the impact of SFAS No. 151 to its overall result of operations or financial condition.

        In March 2004, the Financial Accounting Standards Board (FASB) approved the consensus reached by the Emerging Issues Task Force (EITF) Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" ("EITF 03-1"). The objective of this Issue was to provide guidance for identifying impaired investments. EITF 03-1 also provided new disclosure requirements for investments that are deemed to be temporarily impaired. The accounting provisions of EITF 03-1 were effective for all reporting periods beginning after June 15, 2004, while the disclosure requirements were effective only for annual periods ending after June 15, 2004. In September 2004, the FASB deferred the requirement to record impairment losses caused by the effect of increases in "risk-free" interest rates and "sector spreads" on debt securities subject to paragraph 16 of EITF 03-1 and excluded minor impairments from the requirement until new guidance becomes effective. The Company has evaluated the impact of EITF 03-1 and does not believe the impact is significant to its overall results of operations or financial condition.

        INDEMNIFICATION. The Company's major sales agreements provide remedies to customers, such as defense, settlement, or payment of judgment for intellectual property claims related to the use of the Company's products. The

Company also has indemnified various vendors for certain potential claims. The Company has also entered into indemnification agreements with its directors and officers and the Company's bylaws contain similar indemnification obligations. To date, there have been no claims made under such indemnifications and as a result the associated estimated fair value of the liability is not material. The Company is required to indemnify the investors in the Company's December 2003, financing from any third party claim based upon any untrue statement or alleged untrue statement of a material fact contained in the Registration Statement covering the resale of the shares purchased by such investors, or any failure by the Company to fulfill any undertaking included in the Registration Statement.

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

        The reconciliation of the denominators of the basic and diluted net income (loss) per share computation for the fiscal years ended March 31, 2005, 2004 and 2003 is shown in the following table (in thousands, except per share data):

                                                                                             Fiscal Year
                                                                            2005                 2004              2003
                                                                            ----                 ----              ----
Net income (loss)                                                        $  (8,901)           $  (12,427)       $    2,282
                                                                         =========            ==========        ==========

Basic net income (loss) per share:
    Weighted average common shares outstanding                              11,362                10,761            10,356
                                                                         ---------            ----------        ----------
Basic net income (loss) per share                                        $    (.78)           $    (1.15)       $      .22
                                                                         =========            ==========        ==========

Diluted net income (loss) per share:
    Weighted average common shares outstanding                              11,362                10,761            10,356
    Weighted average common shares from stock option grants                     --                    --               486
                                                                         ---------            ----------        ----------
    Weighted average common shares and common stock
       equivalents outstanding                                              11,362                10,761            10,842
                                                                         ---------            ----------        ----------
Diluted net income (loss) per share                                      $    (.78)           $    (1.15)       $      .21
                                                                         =========            ==========        ==========

        Stock options having an exercise price greater than the average market value for profitable periods are excluded from the calculation of diluted net income per share, as their effect would be antidilutive. Therefore, stock options to purchase 168,000 shares were excluded from the calculation of diluted net income per share for the year ended March 31, 2003. As the effect of common stock equivalents would be antidilutive since the Company incurred a loss, all stock options and warrants were excluded from the calculation of diluted net loss per share for the fiscal years ended March 31, 2004 and 2005.

4.      SEGMENTS

        SEGMENT REPORTING. Prior to the second fiscal quarter of 2004, the Company reported its results as a single reportable segment. During the second fiscal quarter of 2004, revenues increased for optical card drives and as a result, the Company concluded that it had two reportable segments and began reporting the results of each segment and other information pursuant to Statement of Financial Accounting Standards No. 131, "Segment Reporting." The new segment of specialty cards and cards printers was established after the acquisition of the German subsidiaries.

        The Company's three reportable segments are: (1) optical memory cards,
(2) optical memory card drives, maintenance and related accessories ("optical card drives") and (3) specialty cards and card printers. The segments were determined based on the information used by the chief operating decision maker. The optical memory cards and optical card drives reportable segments are not strategic business units which offer unrelated products and services;

rather these reportable segments utilize compatible technology and are marketed jointly. Specialty cards and printers is a strategic business unit offering at times unrelated products and at times related products with the other reportable segments.

        The accounting policies used to derive reportable segment results are the same as those described in the "Summary of Significant Accounting Policies." Resources are allocated to the optical memory card and optical card drive segments in a manner that optimizes optical memory card revenues and to the specialty card and printers segment in a manner that optimizes consolidated income as determined by the chief operating decision maker. Segment revenues are comprised of sales to external customers. Segment gross profit (loss) includes all segment revenues less the related cost of sales. Accounts receivable, cash, deferred income taxes, prepaid expenses, fixed assets and inventory are not separately reported by segment to the chief operating decision maker. Therefore, the amount of assets by segment is not meaningful. There are no inter-segment sales or transfers. All of the Company's long-lived assets are attributable to the United States except for $3.4 million in fiscal 2005 and $3.2 million in fiscal 2004 that are attributable to Germany.

        The Company's chief operating decision maker is currently the Company's Chief Executive Officer. The chief operating decision maker reviews financial information presented on a consolidated basis that is accompanied by disaggregated information about revenues and gross profit (loss) by segment.

        The table below presents information for optical memory cards, optical card drives and specialty cards and card printers for the fiscal years ended March 31, 2005, 2004 and 2003 (in thousands):

                                Fiscal Year Ended March 31, 2005

                              Optical        Optical      Specialty
                               Memory         Card       Cards & Card    Segment
                               Cards         Drives        Printers       Total
                               -----         ------        --------       -----

Revenue                       $17,364       $    933       $  10,235    $ 28,532
Cost of sales                  12,803          2,087           7,723      22,613
Gross profit (loss)             4,561         (1,154)          2,512       5,919
Depreciation and
   amortization expense         1,505            159             266       1,930


                                Fiscal Year Ended March 31, 2004

                              Optical        Optical
                               Memory         Card         Segment
                               Cards         Drives         Total
                               -----         ------         -----

Revenue                       $13,379       $  3,448       $16,827
Cost of sales                   9,965          3,039        13,004
Gross profit                    3,414            409         3 823
Depreciation and
   amortization expense         1,207            179         1,386


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

        The following is a reconciliation of segment results to amounts included in the Company's consolidated financial statements for the fiscal years ended March 31, 2005, 2004 and 2003 (in thousands):

                                     Fiscal Year Ended March 31, 2005

                                   Segment
                                    Total        Other (a)        Total
                                    -----        ---------        -----

Revenue                            $28,532       $      12       $28,544
Cost of sales                       22,613              24        22,637
Gross profit (loss)                  5,919             (12)        5,907
Depreciation and
   amortization expense              1,930             710         2,640


                                     Fiscal Year Ended March 31, 2004

                                   Segment
                                    Total        Other (a)        Total
                                    -----        ---------        -----

Revenue                            $16,827       $     136       $16,963
Cost of sales                       13,004             153        13,157
Gross profit (loss)                  3,823             (17)        3,806
Depreciation and
   amortization expense              1,386             737         2,123


                                     Fiscal Year Ended March 31, 2003

                                   Segment
                                    Total        Other (a)        Total
                                    -----        ---------        -----

Revenue                            $24,940       $   1,391       $26,331
Cost of sales                       13,699             207        13,906
Gross profit                        11,241           1,184        12,425
Depreciation and
   amortization expense              1,076             753         1,829

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

        SALES BY GEOGRAPHIC REGION. Sales by geographic region are generally determined based upon the ship-to address on the invoice. Revenues by geographic region are as follows (in thousands):

                                                    Fiscal Year
                                      2005              2004              2003
                                      ----              ----              ----

United States                    $    7,900         $    8,461         $  22,205
Italy                                 7,617              3,720               334
Germany                               4,820                  7                12
Europe, other                         4,411                 49                92
Canada                                1,902              4,177             2,764
Middle East and Africa                1,397                478                33
Asia                                    280                 39               887
Rest of world                           217                 32                 4
                                 ----------         ----------         ---------
                                 $   28,544         $   16,963         $  26,331
                                 ==========         ==========         =========

        In fiscal 2005, sales to customers outside the United States in the amount of $10.9 million were denominated in U.S. dollars and $9.7 million were denominated in euros. In fiscal 2004 and 2003, sales to customers outside the United States were denominated in U.S. dollars.

5.      RELATED-PARTY TRANSACTIONS

        Since October 21, 2001, the Company contracted with Wexler & Walker Public Policy Associates, a unit of Hill and Knowlton, Inc., ("Wexler") to be lobbyists on behalf of the Company. The Chairman of Wexler is Robert S. Walker, a brother of director Walter F. Walker. In October 2002, the agreement was extended for the period October 1, 2002 through September 2003 or until terminated upon seven days' notice. The extended agreement provides for a monthly retainer of $10,000 and there currently is a purchase order dated November 12, 2004 valid through April 29, 2005 with the same terms and conditions of the previous agreement. In addition, there is another purchase order dated February 25, 2005 in the total of $35,000 to cover the consulting services for the period from January 2005 to April 2005. The Company paid Wexler $206,000 during fiscal 2005, $151,000 during the fiscal 2004 and $83,000 during fiscal 2003. As of March 31, 2005, $35,000 was due to Wexler. There were no significant amounts due to Wexler as of March 31, 2004.

6.      COMMON STOCK

        2004 EQUITY INCENTIVE COMPENSATION PLAN (THE "2004 PLAN"): In October 2004, the Company's shareholders approved 2004 Equity Incentive Compensation Plan, which succeeded the existing Stock Option Plan. The 2004 Plan provides for the grant of restricted share awards, options, stock units and stock appreciation rights, any of which may or may not require the satisfaction of performance objectives, with respect to shares of our common stock to directors, officers, employees and consultants of the Company and its subsidiaries. The 2004 Plan may be administered by the Compensation Committee of the Board of Directors, which has complete discretion to select the participants and to establish the terms and conditions of each award, subject to the provisions of the 2004 Plan. Options granted under the 2004 Plan may be "incentive stock options" as defined in Section 422 of the Internal Revenue Code of 1986, as amended, or the Code or nonqualified options. A total of 2,423,155 shares of Common Stock were reserved for issuance under the 2004 Plan as of March 31, 2005. If any award granted under the 2004 Plan is forfeited or expires for any reason, then the shares subject to that award will once again be available for additional awards. If any outstanding option under the 1994 Plan expires or terminates for any reason without having been exercised in full, then the unpurchased shares subject to that option will be available for additional awards under the 2004 Plan. Under the 2004 Plan, the exercise price of incentive stock options may not be less than 100% of the fair market value of the Common Stock as of the date of grant (110% of the fair market value if the grant is to an employee who owns more than 10% of the total combined voting power of all classes of the Company's capital stock). The Code currently limits to $100,000 the aggregate value of Common Stock for which incentive stock options may become exercisable in any calendar year under the 2004 Plan or any other option plan adopted by the Company. Nonstatutory stock options may be granted under the 2004 Plan at an exercise price of not less than 100% of the fair market value of the Common Stock on the date of grant. There is no limitation on the amount of common stock to which nonstatutory grants may first become exercisable in any calendar year. Repricing a stock option or stock appreciation right is not permitted without shareholder approval. Subject to the limitations contained in the 2004 Plan, the Committee sets the terms of each option grant. Any options that were not exercisable on the date of termination of employment immediately terminate at that time. Options granted under the 2004 Plan may not be exercised more than 10 years after the date of grant (five years after the date of grant if the grant is an incentive stock option to an employee who owns more than 10% of the total combined voting power of all classes of the Company's capital stock). The Board of Directors specifies the term of options and the vesting schedule for exercise of options. No options were granted to consultants during fiscal 2005, 2004, or 2003. As of March 31, 2005, 475,871 shares were available for future issuance under the 2004 Plan.

        In addition, as of March 31, 2005, 120,000 shares of stock have been reserved outside of the Company's Stock Option Plan, for stock options issued under Nasdaq Rule No. 4350(i)(1)(A), in connection with the CCD-C&M acquisition. As an inducement to join the Company, each of six key employees of the acquired companies were granted non-statutory stock options on March 31, 2004 with a term of five years to purchase 20,000 common shares.

        The following table lists stock option activity from March 31, 2002 through March 31, 2005:

                               Options                              Weighted
                              Available        Outstanding           Average
                              For Grant           Options        Exercise Price
                              ---------           -------        --------------

Balance March 31, 2002           313,971          1,873,731        $   12.25
    Authorized                   275,000                 --
    Granted                     (394,000)           394,000        $   16.03
    Exercised                         --           (184,100)       $    8.67
    Expired                       23,833            (23,833)       $   16.11
                              ----------       ------------
Balance March 31, 2003           218,804          2,059,798        $   13.25
                              ----------       ------------
    Granted                      (35,000)           155,000        $   14.43
    Exercised                         --           (145,147)       $   10.34
    Expired                       40,592            (40,592)       $   15.12
                              ----------       ------------
Balance March 31, 2004           224,396          2,029,059        $   13.51
                              ----------       ------------
    Authorized                   300,000                 --
    Granted                      (69,000)            69,000        $    9.52
    Exercised                         --            (10,300)       $   10.68
    Expired                       20,475            (20,475)       $   15.47
                              ----------       ------------
Balance March 31, 2005           475,871          2,067,284        $   13.37
                               =========       ============

        The following table summarizes information about stock options outstanding at March 31, 2005:

                                               Options Outstanding                               Options Exercisable
                           ----------------------------------------------------------     ----------------------------------
                               Number            Weighted-Average        Weighted-            Number            Weighted-
       Range of            Outstanding at            Remaining            Average         Exercisable at         Average
   Exercise Prices         March 31, 2005        Contractual Life      Exercise Price     March 31, 2005      Exercise Price
   ---------------         --------------        ----------------      --------------     --------------      --------------
$ 7.04  -  $10.91               366,950              4.1 years             $   9.66              336,950         $  9.73
$10.91  -  $12.69               507,334              3.1 years             $  11.86              485,834         $ 11.89
$13.06  -  $15.56               782,650              6.1 years             $  13.94              509,850         $ 13.97
$16.47  -  $22.75               410,350              6.4 years             $  17.46              328,600         $ 17.22
                            -----------                                                      -----------

          Totals              2,067,284                                                        1,661,234
                            ===========                                                      ===========

        EMPLOYEE STOCK PURCHASE PLAN. The Company has an Employee Stock Purchase Plan (Stock Purchase Plan), under which 87,478 shares are reserved as of March 31, 2005 for future purchases by employees. Under the Stock Purchase Plan, eligible employees may designate from 2% to 6% of their compensation to be withheld for the purchase of shares of common stock at 67% of a trailing average price. The differential between fair market value and the average price of the shares sold under the Stock Purchase Plan is charged to operations as a compensation expense and is taxed to the employee as income. Under the Stock Purchase Plan, employees purchased 26,730 shares for fiscal 2005, 20,253 shares for fiscal 2004 and 18,405 shares for fiscal 2003. The average purchase price per share was $5.89 for fiscal 2005, $9.38 for fiscal 2004 and $9.74 for fiscal 2003. The weighted average market price per share for shares purchased was $9.13 for fiscal 2005, $14.19 for fiscal 2004 and $14.76 for fiscal 2003.

OTHER EMPLOYEE BENEFIT PLAN:

        401(K) PLAN. The 401(k) Plan provides participating employees with an opportunity to accumulate funds for retirement. The Company's contribution to this Plan will not exceed the lesser of: (a) 25% of the maximum employee contribution allowed by IRS, (b) 25% of an employee's contribution, or (c) 1.5% of an employee's eligible earnings.

7.      COMMITMENTS AND CONTINGENCIES

        LEASE. The Company occupies its buildings under various operating leases. Rent expense relating to these buildings was approximately $1.5 million for fiscal 2005, approximately $1.1 million for fiscal 2004 and approximately $1.2 million for fiscal 2003. As of March 31, 2005, future minimum rental payments relating to these leases are (in thousands):

                        Fiscal Year
                           2006              $    1,150
                           2007                   1,072
                           2008                   1,021
                           2009                     993
                           2010                   1,382
                           Thereafter             5,610
                                             ----------
                              Total          $   11,228
                                             ==========

        By mutual agreement with the lessor, on November 1, 2003, a lease on a 27,000-square-foot building was modified and extended through October 2013. The original lease had a remaining term through May 2006 with lease payments totaling $2.1 million. The modified lease calls for payments totaling $1.3 million over the same period. Rent expense is recorded at the average of the rent payments over the term of the lease. At the time the renegotiated lease was signed, there was $139,000 of deferred rent associated with the original lease. This amount is being amortized on a straight-line basis over the ten-year term of the modified lease.

        PURCHASE COMMITMENT. The Company purchases services, software, manufacturing equipment and facilities from a variety of vendors. As of March 31, 2005, the Company has non-cancelable purchase orders of $615,000 for equipment for resale and $1.8 million for raw materials which will be delivered over 12 months.

        PRODUCT WARRANTIES. The Company estimates its warranty costs based on historical warranty claim experience and applies this estimate to the revenue stream for products under warranty. The Company's product warranty claims are settled through the returns of defective products and the shipment of replacement products. Warranty returns are included in the allowance for sales returns, which is based on historical returns. The allowance for sales returns is reviewed quarterly to verify that it properly reflects the remaining obligations based on the anticipated returns over the balance of the obligation period. Adjustments are made when actual return claim experience differs from estimates. As of March 31, 2005 and 2004, the allowance for sales returns was $24,000 and $86,000, respectively.

        In the normal course of business, the Company is subject to various claims and assertions. In the opinion of management, the ultimate disposition of such claims and assertions will not have a material adverse impact on the financial position of the Company.

8.      INCOME TAXES

     The provision for income taxes for fiscal 2005, 2004 and fiscal 2003 consists of the following (in thousands):

                                                                                         Fiscal Year
                                                                         2005                 2004                 2003
                                                                         ----                 ----                 ----
           Current:
               Federal                                                $    109            $      --             $    261
               State                                                         3                    3                   98
               Foreign                                                      27                   --                   --
                                                                      --------            ---------             --------
                                                                           139                    3                  359
                                                                      --------            ---------             --------
           Deferred:
               Federal                                                      --                6,552                1,161
               State                                                        --                  534                   --
                                                                      --------            ---------             --------
                                                                            --                7,086                1,161
                                                                      --------            ---------             --------

           Income tax expense                                         $    139            $   7,089             $  1,520
                                                                      ========            =========             ========

        The Company's effective tax rate differs from the statutory rate as follows:

                                                                                         Fiscal Year
                                                                         2005                 2004                 2003
                                                                         ----                 ----                 ----
           Tax reconciliation:
               Federal statutory rate                                     (34%)                (34%)                 34%
               State tax, net of federal benefit                           (6%)                  --                   6%
               Foreign provision differential                               2%                   --                   --
               Alternative minimum tax                                      2%                   --                   --
           Change in valuation allowance                                   38%                 166%                   --
                                                                      --------            ---------             --------
                                                                            2%                 132%                  40%
                                                                      ========            =========             ========

        The major components of the net deferred tax asset/(liability) as of March 31 are as follows (in thousands):

                                                                                                    Fiscal Year
                                                                                              2005               2004
                                                                                              ----               ----
         Deferred tax asset:
           Net operating loss carryforwards:
               Federal                                                                     $  9,255             $ 12,252
               Foreign                                                                           --                   32
           Tax credits                                                                          738                  662
           Advance payments from customers and deferred revenue                               6,031                   --
           Reserves and accruals not currently deductible for tax purposes                      862                1,032
           Depreciation                                                                         759                  787
           Other                                                                                906                  141
                                                                                          ---------             --------
                  Total deferred tax asset                                                   18,551               14,906
           Valuation allowance                                                              (18,426)             (14,751)
                                                                                          ---------             --------
                  Net deferred tax asset                                                        125                  155
                                                                                          ---------             --------
         Deferred tax liability:
               German operations                                                               (641)                (640)
               Capitalized patent costs                                                        (125)                (123)
                                                                                          ---------             --------
                  Total deferred tax liability                                                 (766)                (763)
                                                                                          ---------             --------
         Net deferred tax asset/(liability)                                               $    (641)            $   (608)
                                                                                          =========             ========

        The fiscal 2004 acquisition of Challenge Card Design GmbH and cards & more GmbH resulted in a deferred tax liability of $641,000 at March 31, 2005 and $608,000 at March 31, 2004.

        The Company analyzes its deferred tax assets with regard to potential realization. The Company has established a full valuation allowance on its deferred tax assets because management could not conclude that it was more likely than not that such deferred tax assets would be realized. Beginning in the third quarter of fiscal 2004 and throughout fiscal

2005, the Company's methodology for determining the realizability of its deferred tax assets involves estimates of future taxable income; the estimated impact of future stock option deductions; and the expiration dates and amounts of net operating loss carryforwards. These estimates are based on near-term projections and assumptions which management believes to be reasonable. For recent periods prior to the third quarter of fiscal 2004, the Company had been estimating future taxable income from its core business, which assumed on-going business under the U.S. government subcontract for United States Permanent Resident Card ("Green Card") and Laser Visa Border Crossing Cards and the Canadian government's Permanent Resident Card program, as well as estimated operating expenses to support that level of business, as offset by the estimated impact of future stock option deductions. During the third quarter of fiscal 2004, the Company estimated future taxable income based upon its expectations for the current and next three years because this past core business has not proven to be as stable as the Company had believed it to be and because this past core business is expected to represent an increasingly smaller part of the business. The Company expects revenues from these U.S. programs to stabilize at revenue levels lower than had been expected in the past and expects new foreign business, which has fluctuated considerably quarter to quarter, to comprise a larger portion of the core business. The Company has had difficulty in the past and expects to have continued difficulty in the future, in reliably forecasting its foreign business and the revenue to be received from it. This, in combination with the three-year cumulative tax loss for the period ended March 31, 2004, has resulted in the Company basing its estimates of future income for these purposes on orders in backlog at the end of each reporting period. As circumstances change, the Company may in the future be able to estimate its future revenue based upon our forecast revenues rather than only using booked orders, although the Company cannot say if or when this will occur.

        In the event that actual results differ from these estimates or that these estimates are adjusted in future periods, the Company may need to adjust the amount of the valuation allowance based on future determinations of whether it is more likely than not that some or all of its deferred tax assets will be realized. A decrease in the valuation allowance would be recorded as an income tax benefit or a reduction of income tax expense or a credit to stockholders' equity. The Company's net operating losses available to reduce future taxable income expire on various dates from fiscal 2007 through fiscal 2024. To the extent that the Company generates taxable income in jurisdictions where the deferred tax asset relates to net operating losses that have been offset by a full valuation allowance, the utilization of these net operating losses would result in the reversal of the related valuation allowance through the Company's income expense (benefit).

        Significant management judgment is required in determining the provision for income taxes and, in particular, any valuation allowance recorded against the Company's deferred tax assets. Due to the Company's recent cumulative tax loss history for the three-year period ending March 31, 2004, income statement loss history over the previous five quarters and the difficulty in forecasting the timing of future revenue as evidenced by the deviations in achieved revenues from expected revenues during the previous few quarters and taking into account the newness of certain customer relationships, the Company determined it was necessary to increase the valuation allowance under SFAS No. 109 to the full amount of the deferred tax asset. As a result, the Company determined that a full valuation allowance was required to net against its deferred tax assets in fiscal 2004 and increased the existing allowance by $2.4 million to $14.8 million. In addition, the Company increased its valuation allowance against its net deferred tax asset in the amount of $3.7 million during fiscal 2005.

        The Company's federal net operating loss carryforwards as of March 31, 2005 of $27.2 million will expire at various dates from 2007 through 2024, if not utilized. The tax effect of this amount is reflected above as federal net operating loss carryforwards totaling $9.3 million. Of this amount, $5.7 million, representing tax benefits relating to stock-based compensation programs, will be credited to stockholders' equity to the extent the Company concludes that it is more likely than not that this amount will be realized. Federal tax credits in the amount of $476,000 for alternative minimum taxes have no expiration. Federal tax credits in the amount of $207,000 will expire on various dates from 2013 through 2025, if not utilized. California tax credits in the amount of $103,000 have no expiration date.

9.      ISSUANCE OF STOCK, OPTIONS AND WARRANTS

        In December 2003, the Company issued and sold 791,172 shares of common stock, options to purchase 122,292 shares of common stock and warrants to purchase 174,057 shares of common stock for an aggregate purchase price of $10.1 million in a private placement. The Company received net proceeds of $9.4 million (net of fees and expenses). The purchase price of the common stock was $12.76 per share, which was at a 15% discount from the five-day average price as of December 23, 2003. The options had an exercise price of $16.51 per share and a nine-month life. The warrants have an exercise price of $17.26 per share and a life of five years. The options and warrants were valued at $245,000 and $984,000, respectively, based on a Black-Scholes calculation as of December 23, 2003 and pursuant to the provisions of EITF Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock," (EITF 00-19) were recorded at those values in short-term and long-term liabilities. The balance of the net proceeds was accounted for as additional paid-in capital. Under EITF 00-19, the Company marks-to-market the fair value of the options and warrants at the end of each accounting period. At December 31, 2003, this resulted in options and warrants valued at $195,000 and $916,000, respectively. The decrease in the valuation of the options and warrants, between December 23, 2003 and December 31, 2003, of $118,000 was recorded as other income in the accompanying consolidated statements of operations and resulted from a decrease in the Company's stock price. On February 6, 2004, the Company and the investors entered into an amendment to their original agreement that resulted in the reclassification of the options and warrants to equity. The amendment clarified that the options and warrants granted in the financing may be exercised at a time when a registration statement covering the resale of the underlying shares is not effective or available and that in such instance the Company would deliver to the investors shares of common stock whose resale is not currently registered. On the effective date of the amendment, the option and warrant value was reclassified to equity as additional paid-in capital. As a result of the increase in the value of the options and warrants from December 31, 2003 to the amendment date due to increases in the Company's stock price, the Company recognized an expense of $211,000 which is included in other expense in the consolidated statements of operations for the fourth quarter of fiscal 2004. The Company is subject to certain indemnity provisions included in the stock purchase agreement entered into as part of the financing in connection with its registration of the resale of the common stock issued and issuable in the financing. Morgan Keegan & Company, Inc. acted as the Company's placement agent for this transaction and was granted warrants to purchase 15,824 shares of common stock. The option to purchase 122,292 shares of common stock expired on September 30, 2004.

10.     STOCK REPURCHASES

        On August 2, 2004, the Company's Board of Directors approved a 350,000 share repurchase program pursuant to which the Company could make open market or privately negotiated repurchase transactions for up to an aggregate of $3 million for a four-month period beginning August 2, 2004 and ending December 1, 2004. The Company repurchased 91,630 shares of common stock in the open market amounting to $655,000 at an average price of $7.15 per share.

11.     ACQUISITION

        On March 31, 2004, the Company completed its acquisition of 100% of two related German card companies, Challenge Card Design Plastikkarten GmbH of Rastede, Germany and cards & more GmbH of Ratingen, Germany (collectively, the Acquired German Entities), including their sales operations in the USA and Korea. The Company purchased the shares of the Acquired German Entities from their five shareholders (the Shareholders) and purchased the intangible assets of the USA sales operation from a partnership comprised of the Shareholders. In the acquisition transaction, the Company agreed to assume approximately 0.5 million euros of debt and to pay approximately 4.75 million euros in cash, consisting of approximately 2.25 million euros payable at closing and the remaining approximately 2.5 million euros payable to the shareholders of the Acquired German Entities in five equal annual installments for the business and certain assets. The acquisition agreement specified that the purchase price be adjusted based upon other assets purchased and additional liabilities assumed. This resulted in a reduction in the purchase price of approximately 0.4 million euros as of March 31, 2004. This purchase price was determined by negotiation between the Company and the Shareholders, taking into account such matters as the value of the tangible assets and the going concern value of the business operations of the Acquired German Entities. Four of the Shareholders entered into new employment agreements with the Acquired German Entities while the fifth Shareholder, who is resident in the U.S., entered into an employment agreement with registrant. In addition to salaries, these employment agreements provide for commission based upon the results of operations of the Acquired German Entities which could be as much as 3.75 million euros over the next four years. The Company used a portion of its available cash to fund the acquisition. The Shareholders had no previous material relationship with the Company or its affiliate or subsidiaries, although the Company did substantial business with the Acquired German Entities during recent years. One of the Acquired German Entities owns a plant in Rastede, Germany together with associated equipment which it has used to manufacture plastic cards featuring contactless IC chip technology and high resolution printing. The Company intends to continue to use the facility and equipment to produce such cards as well as to enhance the facility to produce LaserCard optical memory cards.

        On January 6, 2005, $2.2 million (1.6 million euros) was made to the former shareholders (currently Managing Directors) of the Acquired German Entities to settle in large part a loan related to the acquisition. As of March 31, 2005, the outstanding balance of $203,000 (150,000 euros) was maintained by the Company in case the known contingent claim or other unknown claims develop into actual claims. The payment was approved on December 2, 2004 by the Company's Board of Directors.

        The primary reasons for the acquisition were to provide the Company with
(1) a strong card manufacturing base to serve the European, Middle Eastern, African and Asian markets; (2) additional production capacity of up to 20 million advanced-technology cards per year; (3) an expanded product line; namely, contact IC chip cards, contactless RF ID cards, magnetic stripe cards and color thermal printers for printing on cards; and (4) future cooperation in developing and marketing advanced, secure optical card solutions.

        Goodwill is derived when the purchase price is greater than the value of the tangible and intangible assets acquired less the liabilities assumed. Factors that contributed to a purchase price that resulted in goodwill were (1) the assembled workforce, in particular the managing directors of the acquired companies; (2) the proximity of the managing directors to the target customer base; and (3) the ability of the managing directors to use their skills and specific know-how to enhance the Company's product offerings in the advanced technology card marketplace. Goodwill resulting from the purchase price allocation in the amount of $3.3 million was recorded as a result of the acquisition. None is expected to be deductible for income tax purposes.

        An intangible asset for backlog in the amount of $29,000 was recorded as a result of the acquisition. This was amortized as the backlog was shipped, which period was six months. There were no other amortizable intangible assets recorded.

        The results of operations of the acquired entities from the acquisition date to fiscal 2004 year-end have not been included in the Company's 2004 operating results, as the acquisition occurred at the end of the Company's fiscal year and the acquired entities' results during this period were not material. The cost of the acquired entities totaled $5.3 million, comprised of $3.1 million paid up-front plus future payments specified in the purchase agreement with a net present value of $2.2 million.

        The total purchase price of $5.3 million has been allocated to the net assets acquired based on estimated fair values as follows (in thousands):

                Current assets                          $ 4,577
                Property and equipment                    2,094
                Goodwill and other intangibles            3,840
                                                        -------
                        Total assets acquired            10,511
                                                        -------

                Current liabilities                      (4,891)
                Long-term debt                             (369)
                                                        -------
                        Total liabilities assumed        (5,260)
                                                        -------

                Net assets acquired                     $ 5,251
                                                        =======

                Cash paid                               $ 3,101

                Future payments accrued                   2,150
                                                        -------

                        Total purchase price            $ 5,251
                                                        =======

        PRO FORMA FINANCIAL INFORMATION. Pro-forma financial information for the impact of the acquisition on the Company's consolidated results of operations has not been presented as the Acquired German Entities were foreign entities who did not prepare financial statements in accordance with United States Generally Accepted Accounting Principles (U.S. GAAP). Reported revenues, excluding sales to the Company, for fiscal 2002 and 2003 for the entities on a local GAAP basis were $8.7 million and $8.6 million, respectively. On a local GAAP basis, which management believes does not materially differ from U.S. GAAP; results of operations of the acquired entities would not be material to the Company's consolidated results of operations.

12.     DEBT

        Debt at March 31 consisted of the following (in thousands):

                                                                                      2004
                                                                                      ----
                Unsecured promissory notes at 7.5% - 10%                         $     726
                Notes secured by equipment at 4.04% - 7.4%                             668
                Notes secured by acquired companies at 6% discount rate              2,150
                                                                                 ---------
                     Total debt                                                      3,544
                Less current portion of long-term debt and bank borrowings           1,166
                                                                                 ---------
                     Long-term debt                                              $   2,378
                                                                                 =========

        All debts is denominated in euros (2.9 million euros equals $3.5 million as of March 31, 2004) and is related to the acquisition of Challenge Card Design GmbH and cards & more GmbH. Managing Directors of cards & more GmbH have personally guaranteed $188,000 of the unsecured promissory notes. In connection with the acquisition, the Company agreed to take actions to eliminate this guarantee. The total amount of this debt was repaid during fiscal 2005.

        Debt in the amount of $2.2 million arising from the acquisition of Challenge Card Design GmbH and cards & more GmbH payable to the Managing Directors of the acquired companies was paid during fiscal 2005.


                                             LASERCARD CORPORATION AND SUBSIDIARIES
                                            (Formerly Drexler Technology Corporation)
                                          SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
                                            (In thousands, except per share amounts)


                                                      1st Quarter          2nd Quarter          3rd Quarter         4th Quarter
                                                      -----------          -----------          -----------         -----------]
Fiscal 2005:
   Total revenues                                      $   8,710            $    7,773           $   6,282           $   5,779
   Cost of product sales                                   6,366                 5,842               5,477               4,952
   Gross Profit                                            2,344                 1,931                 805                 827
   Net loss                                               (1,544)               (1,521)             (2,841)             (2,995)
   Net loss per share:
       Basic and Diluted                               $    (.14)           $     (.13)          $    (.25)          $    (.26)

   Weighted average number of common
       and common equivalent shares:
       Basic and Diluted                                  11,407                11,368              11,314              11,340

Fiscal 2004:

   Total revenues                                      $   2,446            $    2,708           $   5,467           $   6,342
   Cost of product sales                                   2,556                 2,526               3,905               4,170
   Gross Profit                                             (110)                  182               1,562               2,172
   Net loss                                               (1,456)               (1,744)             (8,864)               (363)
   Net loss per share:
       Basic and Diluted                               $    (.14)           $     (.17)          $    (.83)          $    (.03)

   Weighted average number of common
       and common equivalent shares:
       Basic and Diluted                                  10,478                10,553              10,631              11,381


                                                               68

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        There have been no disagreements with our accountant on accounting and financial disclosure. On January 6, 2005, we changed accountants and we disclosed such change in a Form 8-K filed with the SEC on January 10, 2005.

ITEM 9A.  CONTROLS AND PROCEDURES

(a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. The Company's principal executive officer and principal financial officer have evaluated the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) as of the end of the period covered by this Form 10-K and have determined that they are reasonable taking into account the totality of the circumstances.

(b) MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING: Our management is responsible for establishing and maintaining adequate internal control over our financial reporting. Management assessed the effectiveness of our internal control over financial reporting as of March 31, 2005. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in INTERNAL CONTROL-INTEGRATED FRAMEWORK. Based on the assessment using those criteria, management concluded that, as of March 31, 2005, our internal control over financial reporting is effective.

(c) ATTESTATION REPORT OF THE REGISTERED PUBLIC ACCOUNTING FIRM. Our independent registered public accountants, Odenberg Ullakko Muranishi & Co., LLP, audited the consolidated financial statements included in this Annual Report on Form 10-K and have issued an audit report on management's assessment of our internal control over financial reporting as well as on the effectiveness of our internal control over financial reporting. Each of the report on the audit of internal control over financial reporting and the report on the audit of the consolidated financial statements appear elsewhere in this Annual Report on Form 10-K

(d) CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING. There were no significant changes in the Company's internal control over financial reporting that occurred during the fourth quarter of fiscal 2005 that have materially affected, or are reasonably likely to materially affect, such control.


ITEM 9B OTHER INFORMATION

None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

A.      DIRECTORS AND EXECUTIVE OFFICERS

        The current members of the board of directors and executive officers of the Company are as follows:

                                       Officer or
                                        Director
            Name               Age        Since     Position with Registrant and, If Different, Principal Occupation
            ----               ---        -----     ----------------------------------------------------------------
Richard M. Haddock              53         1997     Director (since 2001) and Chief Executive Officer (since November 2004).
                                                    Previously Co-Chief Executive Officer from August 2003 through November 2004 and President and Chief Operating Officer from 1997 through  November 2003.

Christopher J. Dyball           54         1992     Director (since 2001) and President and Chief Operating Officer (since November
                                                    2004). Formerly Co-Chief Executive Officer from August 2003 through November
                                                    2004 and Executive Vice President from 1992 through November 2003.

Steven G. Larson                55         1987     Vice President of Finance, Treasurer and Assistant Secretary of LaserCard
                                                    Corporation.

Stephen D. Price-Francis        58         2004     Vice President of Business Development (since November 2004) of LaserCard
                                                    Corporation. Previously Director of Business Development since 1999. Member of the Board of Directors, North American Security Products Organization; Past
                                                    president, Advanced Card Technology Association of Canada (ACT Canada).

Arthur H. Hausman               81         1981     Director. Private investor. Retired Chairman, President and Chief Executive
                                                    Officer of Ampex Corporation (manufacturer of professional audio-video systems, data/memory products and magnetic tape). Director of CalAmp Corp.(since 1987)
                                                    (direct broadcast satellite product).

Donald E. Mattson               73         2005     Director. Private investor. Retired Senior Vice President and Chief Operating
                                                    Officer of InVision Technologies, an explosives detection systems manufacturer, until its acquisition by GE.

Dan Maydan                      69         1998     Director. President Emeritus (since April 2003), Director (since 1992) and former President (December 1993 to April 2003) of Applied Materials, Inc.
                                                    (semiconductor manufacturing equipment). Director of Electronics for Imaging,
                                                    Inc. (software). Member of the National Academy of Engineering.

William E. McKenna              85         1970     Director. Private investor. Director of WMS Industries, Inc. (coin-operated video and other games) (1974 - 2004). Certified Public Accountant (New York and
                                                    California).

Albert J. Moyer                 61         2005     Director. Private investor. Retired Executive Vice President and Chief Financial
                                                    Officer of QAD Inc. (a publicly held software company and subsequently served as consultant to QAD). Director of QAD, Inc. (since 2000), Collectors' Universe
                                                    (collectibles markets), Inc. (since 2003), CalAmp Corp. (direct broadcast satellite products) (since 2004) and Virco Manufacturing Corp. (a leading supplier of education furniture) (since 2004).

Walter F. Walker                50         1999     Director. President, CEO and Director (since 2001) of The Basketball Club of
                                                    Seattle, LLC, which owns the Seattle Sonics & Storm Basketball teams (NBA and
                                                    WNBA basketball); formerly President (since 1994) of Seattle SuperSonics NBA basketball team. Previously, was President (in 1994) of Walker Capital, Inc.
                                                    (money management firm) and Vice President (from 1987 to 1994) of Goldman Sachs
                                                    & Co. (investment banking firm). Director of Advanced Digital Information
                                                    Corporation (archival and backup data-storage peripherals). Member of the
                                                    Institute of Chartered Financial Analysts (CFAs).

        Mr. McKenna has notified the Company that he does not intend to stand for re-election as a member of the Board of Directors. The Company's Board of Directors currently intends to appoint Mr. Moyer as Chairman of the Audit Committee to replace Mr. McKenna when he retires. It is anticipated that each of the remaining directors and executive officers will continue in his position, although there is no understanding or arrangement to that effect. Each director holds office until the next annual meeting of stockholders and until such director's successor is elected and qualified. However, any of the above directors or executive officers could resign and any of the officers could be replaced or removed by the Board of Directors at any time. There are no family relationships among any directors or executive officers of the Company.

B.      SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

        Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors, executive officers and beneficial owners of more than 10% of the Company's common stock to file with the Securities and Exchange Commission (SEC) initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. The Company typically files these reports on behalf of its directors and officers, based on information provided by them. The Company believes, based on its review of Forms 3, 4, 5, if any, and periodic written representations from reporting persons, that all other officers, directors and holders of more than 10% of the Company's common stock complied with all Section 16(a) filing requirements for the 2005 fiscal year. The Company's website at www.lasercard.com contains copies of the fiscal 2005 and subsequent filings of Forms 3, 4 and 5 related to beneficial ownership by the Company's directors and executive officers and the SEC's EDGAR database website at www.sec.gov/cgi-bin/browse-edgar?action=getcompany&CIK=30140&owner=only contains this information as soon as it is posted by the SEC.

C.      AUDIT COMMITTEE

        The members of the Audit Committee of the Board of Directors are four non-employee directors, William E. McKenna, Arthur H. Hausman, Albert J. Moyer, and Walter F. Walker, each of whom has been determined to be independent in accordance with the rules of The Nasdaq Stock Market and the Securities and Exchange Commission. Messrs. Hausman, McKenna, and Moyer are each an "audit committee financial expert" as defined by the Securities and Exchange Commission.

D.      CODE OF ETHICS

        The Company has adopted a code of ethics that applies to all Company employees. A copy of this code of ethics is accessible free of charge on the Company's Internet website for investor relations (www.lasercard.com). Information contained on the Company's website is not part of this report.

ITEM 11.  EXECUTIVE COMPENSATION

A.      COMPENSATION OF EXECUTIVE OFFICERS

        The Summary Compensation table below discloses the total compensation paid to each of the five persons who have served as the Company's executive officers for the three fiscal years ended March 31, 2005, for services rendered in all capacities to the Company and its subsidiaries.

                           SUMMARY COMPENSATION TABLE

                                                           Annual Compensation         Long-Term Compensation
                                         Fiscal                                         Securities Underlying        All Other
Name and Principal Position               Year          Salary ($)       Bonus ($)        Option Grants (#)        Compensation(1)
---------------------------               ----          ----------       ---------        -----------------        ---------------
Jerome Drexler                            2005          $  156,877          --                      --                       --
  Chairman of the Board (2)               2004             251,947          --                      --                       --
                                          2003             245,405          --                      --                       --

Richard M. Haddock                        2005          $  363,352          --                      --                 $  3,423
  Chief Executive Officer                 2004             318,176          --                      --                       --
  (since November 30, 2004)               2003             282,158          --                  50,000                    6,250

Christopher J. Dyball                     2005          $  364,475          --                      --                 $  3,423
  President & Chief Operating Officer     2004             314,408          --                      --                       --
  (since November 30, 2004)               2003             263,109          --                  50,000                    6,250

Steven G. Larson                          2005          $  265,453          --                      --                 $  3,293
  Vice President of Finance               2004             250,150          --                      --                 $     --
  and Treasurer                           2003             217,217          --                  35,000                    6,123

Steven D. Price-Francis                   2005          $   46,444          --                      --                 $    697
  Vice President of
  Business Development (3)

---------------------

(1) Represents the Company's matching contribution on behalf of these individuals in the Company's 401(k) Plan.

(2) Effective November 29, 2004, Mr. Drexler resigned as a director and Chairman of the Board. His fiscal 2005 salary was $156,877 through that date. Since then he has served as Chairman emeritus and is paid $60,000 annually.

(3) Stephen D. Price-Francis was named Vice President, Business Development of LaserCard Corporation on December 2, 2004. His compensation shown is since that date.

STOCK OPTION GRANTS TO EXECUTIVE OFFICERS

        There were no stock options granted to the Company's four executive officers under the Company's Stock Option Plan during the fiscal year ended March 31, 2005.

AGGREGATED OPTION EXERCISES AND OPTIONS HELD BY EXECUTIVE OFFICERS

        The following table sets forth the value of options exercised by the Company's executive officers during the fiscal year ended March 31, 2005 and remaining options held at fiscal year end.

                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR-END OPTION VALUES

                                                              Number of Securities
                                                             Underlying Unexercised              Value of Unexercised
                                 Shares                            Options at                   In-the-Money Options at
                               Acquired on    Value            Fiscal Year-End (#)               Fiscal Year-End ($)(2)
                                Exercise     Realized          -------------------               ----------------------
             Name                  (#)        ($)(1)       Exercisable   Unexercisable        Exercisable   Unexercisable
             ----                  ---        ------       -----------   -------------        -----------   -------------
   Jerome Drexler                   --            --         155,000             --                 --                --
   Richard Haddock                  --            --         229,000         32,500                 --                --
   Christopher Dyball               --            --         215,200         32,500                 --                --
   Steven Larson                    --            --         149,167         20,500                 --                --
   Stephen Price-Francis         3,600        26,575          19,525          4,625                 --                --

-----------------------

(1) Market value of underlying securities (based on the fair market value of the Company's common stock on The Nasdaq Stock Market) at the time of their exercise, minus the exercise price.

(2) Market value of securities underlying in-the-money options at fiscal year end (based on $5.075 per share, the average market price of the Company's common stock on The Nasdaq Stock Market on the last day of the Company's fiscal year) minus the exercise price.

B.      COMPENSATION OF DIRECTORS

        During fiscal 2005, each director received a fee of $1,500 per month for serving as a director, the standard fee in effect since August 6, 2004. In addition, Audit Committee members are paid an additional $5,000 per year, prorated over 12 months, except for the Chairman of the Audit Committee, who is paid an additional $10,000 per year, prorated over 12 months. The Company also reimburses reasonable out-of-pocket expenses incurred by directors performing services for the Company.

        The Company's Stock Option Plan provides for the automatic grant of an option to purchase 15,000 shares of the Company's common stock on the date any person first becomes a director. These grants to newly elected directors have become exercisable in cumulative increments of one-fourth (1/4) each at the end of 12 months, 24 months, 36 months and 48 months from the date of grant. The Stock Option Plan further provides that on the date of the Company's annual meeting, each non-employee director who has been a director of the Company for the preceding six-month period and who is re-elected at the annual meeting, is automatically granted an option to purchase 6,000 shares of the Company's common stock. The option share grants to the re-elected directors are exercisable in full at the time of grant. The exercise price for options granted to newly elected directors and re-elected directors is the fair market value of the Company's common stock on the date of grant.

C. EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS

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

D.      COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

        During fiscal 2005, none of the Company's executive officers served on the board of directors of any entities whose directors or officers serve on the Company's Compensation Committee. During fiscal 2005, Mr. McKenna, Dr. Maydan and Mr. Hausman served as members of the Compensation Committee, which is currently composed entirely of three outside directors who are not officers or employees of the Company. As presently established, the Compensation Committee approves the salary of executive officers, including the Chief Executive Officer and certain other employees.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The table below, based upon information supplied by the principal stockholders, shows the name, address, number of shares held, nature of ownership and percentage of shares held as of March 31, 2005 by the persons or entities known to the Company to own beneficially more than 5% of the outstanding common stock. Applicable percentages are based on 11,345,164 shares outstanding on March 31, 2005.

                 BENEFICIAL OWNERSHIP BY PRINCIPAL STOCKHOLDERS

                                                       Common       Percent of
    Name and Address of Beneficial Owner              Shares (1)     Class (2)
    ------------------------------------              ----------     --------

Jerome Drexler, c/o LaserCard Corporation,            630,010 (3)      5.6%
1077 Independence Avenue, Mountain View, CA 94043

IronBridge Capital Management LLC
1 Parkview Plaza Suite 600
Oakbrook Terrace, IL  60181-4497 US                   824,574          7.3%

Franklin Advisers, Inc.
1 Franklin Parkway
San Mateo, CA  94403-1906 US                          722,600          6.4%

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


        The following table contains information as of March 31, 2005, respecting the number of shares and percentage of the Company's common stock beneficially owned by each of the Company's eight directors, by each executive officer of the Company, and by all executive officers and directors as a group. The address of each beneficial owner listed in the table is c/o LaserCard Corporation, 1875 North Shoreline Boulevard, Mountain View, California 94043. Applicable percentages are based on 11,345,164 shares outstanding on March 31, 2005.

               STOCK OWNERSHIP BY DIRECTORS AND EXECUTIVE OFFICERS

             Name                                     Common Shares (1)        Percent of Class (2)
             ----                                     -----------------        --------------------

Christopher J. Dyball                                     228,925 (3)                   2.0%
Richard M. Haddock                                        240,999 (4)                   2.1%
Arthur H. Hausman                                          68,392 (5)                   0.6%
Steven G. Larson                                          155,322 (6)                   1.4%
Donald E. Mattson                                              --                         --
Dan Maydan                                                 45,000 (7)                   0.4%
William E. McKenna                                         95,483 (8)                   0.8%
Albert J. Moyer                                                --                         --
Stephen Price-Francis                                      20,957 (9)                   0.2%
Walter F. Walker                                          106,639 (10)                  0.9%
All executive officers and directors as a group           961,717 (11)                  7.9%

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

(3) Includes 215,200 shares purchasable by exercise of option within 60 days.

(4) Includes 229,000 shares purchasable by exercise of option within 60 days.

(5)     Includes 48,000 shares purchasable by exercise of option within 60 days.

(6) Includes 149,167 shares purchasable by exercise of option within 60 days.

(7)     Includes 45,000 shares purchasable by exercise of option within 60 days.

(8)     Includes 60,000 shares purchasable by exercise of option within 60 days.

(9)     Includes 19,525 shares purchasable by exercise of option within 60 days.

(10) Includes 43,000 shares purchasable by exercise of option within 60 days. Does not include 1,000 shares owned by Mr. Walker's wife, as to which shares Mr. Walker disclaims any beneficial ownership.

(11) Includes 961,717 shares purchasable by exercise of option within 60 days.


                      EQUITY COMPENSATION PLAN INFORMATION

        The table below shows information as of March 31, 2005, with respect to equity compensation plans under which equity securities of the Company are authorized for issuance. The Company's equity compensation plans, consisting of the Stock Option Plan and Employee Stock Purchase Plan, are approved by security holders.

                                  Number of Securities to Be      Weighted-Average      Number of Securities Remaining Available
                                    Issued upon Exercise of      Exercise Price of         for Future Issuance under Equity
                                     Outstanding Options,       Outstanding Options,         Compensation Plans (Excluding
         Plan Category                Warrants and Rights       Warrants and Rights       Securities Reflected in Column (A))
         -------------                -------------------       -------------------       -----------------------------------
                                              (a)                       (b)                               (c)
Equity compensation plans
approved by security holders
                                           1,947,284                   $13.37                         563,349 (1)
Equity compensation plans not
approved by security holders
(Nasdaq exemption Rule No.                   135,824 (2)               $13.36                              --
4350(i)(1)(A))

---------------------

(1) Includes 87,478 shares reserved as of March 31, 2005 for future purchases by employees through payroll deductions under the Company's Employee Stock Purchase Plan, which is available to all regular employees who work a minimum of 30 hours per week and who have completed six months of employment with the Company, 466,234 shares under the 2004 Equity Incentive Compensation Plan and 9,637 shares under the old Stock Option Plan.

(2) Includes options to purchase 120,000 shares of common stock granted to six key employees of the acquired German subsidiaries and warrants to purchase 15,824 shares of common stock granted to the placement agent in our December, 2003, private placement. See Notes 6 and 9 of Notes to Financial Statements for a description of our equity compensation plans that do not require the approval of and have not been approved by, our shareholders. Excludes warrants outstanding as of March 31, 2005, to purchase 174,057 shares of common stock issued to investors in our December, 2003 private placement."

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Since October 21, 2001, the Company contracted with Wexler & Walker Public Policy Associates, a unit of Hill and Knowlton, Inc., ("Wexler") to be lobbyists on behalf of the Company. The Chairman of Wexler is Robert S. Walker, a brother of director Walter F. Walker. In October 2002, the agreement was extended for the period October 1, 2002 through September 2003 or until terminated upon seven days' notice. The extended agreement provides for a monthly retainer of $10,000 and there currently is a purchase order dated November 12, 2004 valid through April 29, 2005 with the same terms and conditions of the previous agreement. In addition, there is another purchase order dated February 25, 2005 in the total of $35,000 to cover the consulting services for the period from January 2005 to April 2005. The Company paid Wexler $206,000 during fiscal 2005, $151,000 during the fiscal 2004 and $83,000 during fiscal 2003. As of March 31, 2005, $35,000 was due to Wexler. There were no significant amounts due to Wexler as of March 31, 2004 or 2003.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT AND NON-AUDIT FEES

        The following table shows the aggregate fees billed to the Company by its previous independent accountants, KPMG LLP ("KPMG") and PricewaterhouseCoopers LLP ("PwC") and by its current independent accountants, Odenberg Ullakko Muranishi & Co. LLP "("OUM"), for services related to fiscal years 2005 and 2004.

                                             2005                             2004
        Description of Fees        KPMG/PwC         OUM              KPMG            PwC
        -------------------        --------         ---              ----            ---
        Audit Fees                 $198,932       $ 37,237         $391,060         $107,400
        Audit-Related                66,471             --               --               --
        Tax Fees                     17,725             --           48,267               --
        All Other Fees                   --             --               --               --

        o Audit Fees: Includes fees associated with the annual audit of financial statements and internal control over financial reporting in compliance with regulatory requirements under the Sarbanes-Oxley Act of 2002, review of our quarterly reports on Form 10-Q, annual report on Form 10-K and periodic reports on Form 8-K, consents issued in connection with the our Form S-8 and S-3 filings, assistance and review with other documents we filed with the SEC.

        o Audit-Related Fees: Audit-related services principally include employee benefit plan audits and due diligence services.

        o Tax Fees: Includes fees for tax compliance (tax return preparation assistance), general tax planning, tax-related services on acquisition, and international tax consulting.

        o All Other Fees: The Company was not billed by OUM, KPMG or PwC for other services.

---------------------

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

                                    PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(A)     LIST OF DOCUMENTS FILED AS PART OF THIS REPORT

1. The consolidated financial statements of the Company, filed herewith under Item 8, as follows:

                                                                                                       Page
                                              Description                                             Number
                                              -----------                                             ------
        (1)     Reports of Independent Registered Public Accounting Firms                               40

        (2)     Consolidated Balance Sheets at March 31, 2005 and March 31, 2004                        44

        (3)     Consolidated Statements of Operations for Fiscal Years 2005, 2004 and 2003              45

        (4)     Consolidated Statements of Stockholders' Equity for Fiscal Years 2003, 2004 and 2005    46

        (5)     Consolidated Statements of Cash Flows for Fiscal Years 2005, 2004 and 2003              47

        (6)     Notes to Consolidated Financial Statements                                              48

2.      Financial Statement Schedules:

        The schedule supporting the Company's Consolidated Financial Statements, filed herewith under Item 14(d), as follows:

     Schedule                                                                                          Page
      Number                                Description                                               Number
      ------                                -----------                                               ------
        -       Report of Independent Registered Public Accounting Firms on Financial
                Statement Schedule                                                                      81

        II      Valuation and Qualifying Accounts                                                       84

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

3.      Exhibits:

        The Exhibits to this Report, filed herewith under Item 14(c) or incorporated by reference from other documents previously filed with the Securities and Exchange Commission, as follows:

     Exhibit                                                                      Filed Herewith or Incorporated
      Number                          Description                                     Herein by Reference to
      ------                          -----------                                     ----------------------
        3.1     Amended and Restated Certificate of Incorporation                   Filed herewith as page 88

        3.2     Amended and Restated By-Laws                                        Filed herewith as page 92

     10.1       Building lease agreement with Renault & Handley       Exhibit 10.1 to Report on Form 10-Q for period
                Employees Investment Co. for 2644-2648 Bayshore       ended December 31, 2003
                Pkwy., Mountain View, CA

     10.2       Building Lease Agreement with Shoreline Park LLC      Exhibit 10.2 to Report on Form 10-K for fiscal
                for 1395 Charleston Road, Mountain View, CA           year ended March 31, 2004
                (mailing address 1875 North Shoreline Boulevard,
                Mountain View, CA)

     10.3*      Amended and Restated Stock Option Plan                Exhibit 10.4.1 to Report on Form 10-Q for period
                                                                      ended September 30, 2002

     10.4       Patent License Agreement with Nippon Conlux Co.,      Exhibit 10.6 to Report on Form 10-K for fiscal
                Ltd.                                                  year ended March 31, 1999

     10.5       U.S. Government subcontract with Information          Exhibit 10.6 to Report on Form 10-K for fiscal
                Spectrum Inc. (now Anteon International) dated June   year ended March 31, 2001
                2, 2000

     10.6       Engagement Letter with Morgan Keegan & Co., Inc.      Exhibit 99.1 to Report on Form 10-Q for period
                (as amended)                                          ended December 31, 2003

     10.7       Stock and Warrant Purchase Agreement (as amended)     Exhibit 99.2 to Report on Form 10-Q for period
                                                                      ended December 31, 2003

     10.8       Optical Card Manufacturing License Agreement with     Exhibit 10.8 to Report on Form 10-K for fiscal
                Global Investments Group (portions omitted pursuant   year ended March 31, 2004
                to a request for confidential treatment)

     16.1       Letter re Change in Certifying Accountants            Exhibit 16 to Report on Form 8-K dated
                                                                      April 8, 2002

     16.2       Letter re Change in Certifying Accountants            Exhibit 16.1 to Report on Form 8-K dated
                                                                      August 29, 2003

     16.3       Letter re Change in Certifying Accountants            Exhibit 16.1 to Report on Form 8-K dated
                                                                      December 14, 2004

     21         Subsidiaries of the Registrant                        Filed herewith as page 106

     23.1       Consent of Independent Registered Public Accounting   Filed herewith as page 107
                Firm (OUM)

     23.2       Consent of Independent Registered Public Accounting   Filed herewith as page 108
                Firm (KPMG)

     23.3       Consent of Independent Registered Public Accounting   Filed herewith as page 109
                Firm (PricewaterhouseCoopers)

     24         Power of attorney                                     Filed herewith as page 85

     31.1       Rule 13a-14(a) Certification of Richard M. Haddock,   Filed herewith as page 110
                principal executive officer

     31.2       Rule 13a-14(a) Certification of Steven G. Larson,     Filed herewith as page 111
                principal financial officer

     32.1       Section 1350 Certification of Richard M. Haddock,     Filed herewith as page 112
                chief executive officers

     32.2       Section 1350 Certification of Steven G. Larson,       Filed herewith as page 113
                chief financial officer

--------------------

*Indicates management contract or compensatory plan or arrangement.

(B)     EXHIBITS

        Exhibits 3.1, 3.2, 21, 23.1, 23.2, 23.3, 24, 31.1, 31.2, 32.1 and 32.2
        are filed herewith.

(C)     FINANCIAL STATEMENT SCHEDULE

        Schedule II to the Company's consolidated financial statements is on page 84.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
                         ON FINANCIAL STATEMENT SCHEDULE


The Board of Directors and Stockholders
 LaserCard Corporation:

        The audit referred to in our report dated June 3, 2005, included the related financial statement schedule as of March 31, 2005 and for the year then ended, included in this Annual Report on Form 10-K. The financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based on our audit. In our opinion, such financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


/s/Odenberg Ullakko Muranishi & Co. LLP
San Francisco, California

June 3, 2005

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
                         ON FINANCIAL STATEMENT SCHEDULE


The Board of Directors and Stockholders
LaserCard Corporation:

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



/s/ KPMG LLP
Mountain View, California
June 9, 2004

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
                         ON FINANCIAL STATEMENT SCHEDULE



The Board of Directors and Stockholders
 LaserCard Corporation:


        Our audit of the consolidated financial statements of Lasercard Corporation (formerly Drexler Technology Corporation) referred to in our report dated April 28, 2003, except for Note 4, as to which the date is January 22, 2004, which report and consolidated financial statements are included in this Annual Report on Form 10-K, also included an audit of the financial statement schedule for Fiscal 2003 listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



/s/PricewaterhouseCoopers LLP
San Jose, California
April 28, 2003


                                                                                                                     SCHEDULE II


                                              LASERCARD CORPORATION AND SUBSIDIARIES
                                             (Formerly Drexler Technology Corporation)
                                                 VALUATION AND QUALIFYING ACCOUNTS
                                     For the Fiscal Years Ended March 31, 2003, 2004 and 2005


                                     Balance at        Additions (Deletions)   Additions
                                     Beginning          Charged (Credited)     Charged to                            Balance at
       Description                   of Period          to Profit and Loss   Other Accounts       Deductions       End of Period
       -----------                   ---------          ------------------   --------------       ----------       -------------
Fiscal 2003:

    Product return reserve         $    100,000            $          --     $           --       $     10,000     $      90,000
                                   ============            =============     ==============       ============     =============

    Deferred tax asset
       valuation allowance         $  5,318,000            $          --     $           --       $     64,000     $   5,254,000
                                   ============            =============     ==============       ============     =============

Fiscal 2004:

    Product return reserve         $     90,000            $          --                 --       $      4,000     $      86,000
                                   ============            =============     ==============       ============     =============

    Bad debt reserve               $         --            $          --     $      210,000 (1)   $         --     $     210,000
                                   ============            =============     ==============       ============     =============

    Deferred tax asset
       valuation allowance         $  5,254,000            $   8,940,000     $      557,000 (2)   $         --     $  14,751,000
                                   ============            =============     ==============       ============     =============

Fiscal 2005:

    Product return reserve         $     86,000            $     311,000     $           --       $    373,000     $      24,000
                                   ============            =============     ==============       ============     =============

    Bad debt reserve               $    210,000            $      22,000     $           --       $    200,000     $      32,000
                                   ============            =============     ==============       ============     =============

    Deferred tax asset
       valuation allowance         $ 14,751,000            $   3,675,000     $           --       $         --     $  18,426,000
                                   ============            =============     ==============       ============     =============

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

        Dated:  June 14, 2005

        LASERCARD CORPORATION

By:             /s/ Richard M. Haddock
    ---------------------------------------------------
Richard M. Haddock, Chief Executive Officer

        KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Richard M. Haddock and Steven G. Larson and each of them, acting individually, as his attorney-in-fact, each with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


                    Signature                                            Title                                     Date
                    ---------                                            -----                                     ----
/s/ Richard M. Haddock                                Chief Executive Officer                                  June 14, 2005
-----------------------------------------------       (Principal Executive Officer)
Richard M. Haddock


/s/ Steven G. Larson                                  Vice President of Finance and Treasurer                  June 14, 2005
-----------------------------------------------       (Principal Financial Officer and
Steven G. Larson                                      Principal Accounting Officer)


/s/ Christopher J. Dyball                             President and Chief Operating Officer                    June 14, 2005
-----------------------------------------------       Director
Christopher J. Dyball


/s/ Arthur H. Hausman                                 Director                                                 June 14, 2005
-----------------------------------------------
Arthur H. Hausman


/s/ Donald E. Mattson                                 Director                                                 June 14, 2005
-----------------------------------------------
Donald E. Mattson


/s/ Dan Maydan                                        Director                                                 June 14, 2005
-----------------------------------------------
Dan Maydan


/s/ William E. McKenna                                Director                                                 June 14, 2005
-----------------------------------------------
William E. McKenna


/s/ Albert J. Moyer                                   Director                                                 June 14, 2005
-----------------------------------------------
Albert J. Moyer


/s/ Walter F. Walker                                  Director                                                 June 14, 2005
-----------------------------------------------
Walter F. Walker

                                INDEX TO EXHIBITS
                                  [ITEM 14(c)]
Exhibit
Number       Description
------       -----------

3.1 Amended and Restated Certificate of Incorporation; filed herewith as page 88

3.2          Amended and Restated By-Laws; filed herewith as page 92

10.1 Building lease agreement with Renault & Handley Employees Investment Co. for 2644-2648 Bayshore Parkway, Mountain View, CA; previously filed as Exhibit 10.1 to Report on Form 10-Q for period ending December 31, 2003 and incorporated herein by reference

10.2 Building lease agreement with Shoreline Park LLC for 1395 Charleston Road, Mountain View, CA (mailing address 1875 North Shoreline Boulevard, Mountain View, CA) filed as Exhibit 10.2 to Report on Form 10-K for fiscal year ended March 31, 2004 and incorporated herein by reference.

10.3         Amended and Restated Stock Option Plan; previously filed as Exhibit
             10.4.1 to Report on Form 10-Q for period ended September 30, 2002 and incorporated herein by reference

10.4 Patent License Agreement with Nippon Conlux Co., Ltd.; previously filed as Exhibit 10.6 to Report on Form 10-K for fiscal year ended March 31, 1999 and incorporated herein by reference

10.5 U.S. Government subcontract with Information Spectrum Inc. (now Anteon International) dated June 2, 2000; previously filed as
             Exhibit 10.6 to Report on Form 10-K for fiscal year ended March 31, 2001 and incorporated herein by reference

10.6         Engagement Letter with Morgan Keegan & Co., Inc. (as amended);
             previously filed as Exhibit 99.1 to Report on Form 10-Q for period ended December 31, 2003

10.7 Stock and Warrant Purchase Agreement (as amended); previously filed as Exhibit 99.2 to Report on Form 10-Q for period ended December 31, 2003

10.8 Optical Card Manufacturing License Agreement with Global Investments Group (portions omitted pursuant to a request for confidential treatment); filed as Exhibit as Exhibit 10.8 to Report on Form 10-K for fiscal year ended March 31, 2004 and incorporated herein by reference.

16.1         Letter re Change in Certifying Accountant; previously filed as
             Exhibit 16 to Current Report on Form 8-K dated April 8, 2002

16.2         Letter re Change in Certifying Accountant; previously filed as
             Exhibit 16.1 to Current Report on Form 8-K dated August 29, 2003

16.3         Letter re Change in Certifying Accountant; previously filed as
             Exhibit 16.1 to Current Report on Form 8-K dated December 14, 2004

21           Subsidiaries of the Registrant; filed herewith as page 106

23.1         Consent of Independent Registered Public Accounting Firm (OUM);
             filed herewith as page 107

23.2         Consent of Independent Registered Public Accounting Firm (KPMG);
             filed herewith as page 108

23.3 Consent of Independent Registered Public Accounting Firm (PricewaterhouseCoopers); filed herewith as page 109

24           Power of Attorney; filed herewith as page 85

31.1 Rule 13a-14(a) Certification of Richard M. Haddock, principal executive officer; filed herewith as 110

31.2 Rule 13a-14(a) Certification of Steven G. Larson, principal financial officer; filed herewith as page 111

32.1 Section 1350 Certification of Richard M. Haddock, chief executive officer; filed herewith as page 112

32.2 Section 1350 Certification of Steven G. Larson, chief financial officer; filed herewith as page 113