Form 10-Q
period 2005-06-30
LASERCARD CORP
filed 2005-08-08
CIK 30140

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2005



                              LASERCARD CORPORATION
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


                                 (650) 969-4428
                                 --------------
              (Registrant's telephone number, including area code)


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

Number of outstanding shares of common stock, $.01 par value, at August 1, 2005:
11,436,794


                           Exhibit Index is on Page 34

                           Total number of pages is 38


                                          TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION                                                           Page Number
         Item 1.   Condensed Consolidated Financial Statements (Unaudited)                   2
                   Condensed Consolidated Balance Sheets                                     3
                   Condensed Consolidated Statements of Operations                           4
                   Condensed Consolidated Statements of Cash Flows                           5
                   Notes to Condensed Consolidated Financial Statements                      6

         Item 2.   Management's Discussion and Analysis of Financial

                   Condition and Results of Operations                                      14

         Item 3.   Quantitative and Qualitative Disclosures about Market Rate Risks         30

         Item 4.   Controls and Procedures                                                  31


PART II. OTHER INFORMATION


         Item 1.   Legal Proceedings                                                        31

         Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds              31

         Item 3.   Defaults Upon Senior Securities                                          31

         Item 4.   Submission of Matters to a Vote of Security Holders                      31

         Item 5.   Other Information                                                        31

         Item 6.   Exhibits                                                                 31

SIGNATURES                                                                                  33

EXHIBIT INDEX                                                                               34


----------------------------------------------------------------------------------------------------------


PART I.  FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


                                             LASERCARD CORPORATION AND SUBSIDIARIES
                                             CONDENSED CONSOLIDATED BALANCE SHEETS
                                                          (UNAUDITED)
                                       (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


                                                                                                   JUNE 30,          MARCH 31,
                                                                                                     2005              2005 *
                                                                                                     ----              ----
                                                             ASSETS
Current assets:
   Cash and cash equivalents                                                                      $    1,674        $    3,965
   Short-term investments                                                                             11,950             6,150
   Accounts receivable, net                                                                            2,490             1,934
   Inventories                                                                                         8,408             7,909
   Prepaid and other current assets                                                                      824             1,352
                                                                                                  ----------        ----------
      Total current assets                                                                            25,346            21,310
                                                                                                  ----------        ----------

Property and equipment, net                                                                           12,240            12,532
Long-term investments                                                                                  2,500             6,300
Equipment held for resale                                                                              5,173             4,061
Patents and other intangibles, net                                                                       925               923
Goodwill                                                                                               3,321             3,321
Note receivable                                                                                          206               220
Other non-current assets                                                                                 158               101
                                                                                                  ----------        ----------
           Total assets                                                                           $   49,869        $   48,768
                                                                                                  ==========        ==========

                                              LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                                               $    2,110        $    2,105
   Accrued liabilities                                                                                 1,943             2,312
   Deferred tax liability                                                                                599               641
   Advance payments from customers                                                                     1,944             1,167
   Deferred revenue                                                                                      609               539
                                                                                                  ----------        ----------
      Total current liabilities                                                                        7,205             6,764
                                                                                                  ----------        ----------

Advance payments from customers                                                                       15,500            13,000
Deferred revenue, net of current portion                                                               2,000             2,000
Deferred rent                                                                                            384               326
                                                                                                  ----------        ----------
           Total liabilities                                                                          25,089            22,090
                                                                                                  ----------        ----------

Commitments and contingencies

Stockholders' equity:

   Common stock                                                                                          114               114
   Additional paid-in capital                                                                         54,155            54,155
   Accumulated deficit                                                                               (28,839)          (27,145)
   Accumulated other comprehensive income                                                                  5               209
   Treasury stock at cost                                                                               (655)             (655)
                                                                                                  ----------        ----------
           Total stockholders' equity                                                                 24,780            26,678
                                                                                                  ----------        ----------

               Total liabilities and stockholders' equity                                         $   49,869        $   48,768
                                                                                                  ==========        ==========


                           * Amounts derived from audited financial statements at the date indicated.

               The accompanying notes are an integral part of these condensed consolidated financial statements.


                                             LASERCARD CORPORATION AND SUBSIDIARIES
                                        CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                          (UNAUDITED)
                                            (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                                                  THREE MONTHS ENDED
                                                                                                       JUNE 30,
                                                                                             2005                      2004
                                                                                             ----                      ----
Revenues:
         Total revenues                                                                   $      6,994              $     8,710
                                                                                          ------------              -----------

Cost of product sales                                                                            5,154                    6,366
                                                                                          ------------              -----------

         Gross profit                                                                            1,840                    2,344
                                                                                          ------------              -----------

Operating expenses:
     Selling, general, and administrative expenses                                               3,131                    3,034
     Research and engineering expenses                                                             499                      851
                                                                                          ------------              -----------
         Total operating expenses                                                                3,630                    3,885
                                                                                          ------------              -----------

              Operating loss                                                                    (1,790)                  (1,541)

Other income, net                                                                                   96                       23
                                                                                          ------------              -----------

              Loss before income taxes                                                          (1,694)                  (1,518)

Income tax expense                                                                                  --                       26
                                                                                          ------------              -----------

              Net loss                                                                    $     (1,694)             $    (1,544)
                                                                                          ============              ===========

Net loss per share:
              Basic and diluted net loss per share                                        $       (.15)             $      (.14)
                                                                                          ============              ===========

Weighted-average shares of common stock used in
     computing basic and diluted, net loss per share                                            11,345                   11,407
                                                                                          ============              ===========


               The accompanying notes are an integral part of these condensed consolidated financial statements.


                                             LASERCARD CORPORATION AND SUBSIDIARIES
                                        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                          (UNAUDITED)
                                                         (IN THOUSANDS)


                                                                                                    THREE MONTHS ENDED
                                                                                                         JUNE 30,
                                                                                              2005                      2004
                                                                                              ----                      ----
Cash flows from operating activities:
  Net loss                                                                                $     (1,694)             $    (1,544)
     Adjustments to reconcile net loss to net cash provided by (used in)
          operating activities:
        Depreciation and amortization                                                              633                      709
        Loss on disposal of fixed assets                                                             8                        8
        Provision for excess and obsolete inventory                                                 55                       16
        Provision for product return reserve                                                       (11)                     115
        Expenses related to employee stock purchase plan                                            32                       22
     Changes in operating assets and liabilities:
        (Increase) decrease in accounts receivable                                                (654)                     158
        (Increase) decrease in inventories                                                        (638)                      33
        Decrease in other assets                                                                   496                        5
        Increase in equipment for resale                                                        (1,113)                      --
        Increase in other non-current assets                                                       (57)                      --
        Decrease in accounts payable and accrued liabilities                                      (297)                  (2,125)
        Decrease in deferred income taxes                                                           --                      (72)
        Increase in deferred revenue                                                               104                    2,151
        Increase in deferred rent                                                                   58                       --
        Increase in advance payments from customers                                              3,286                    3,033
                                                                                          ------------              -----------

           Net cash provided by operating activities                                               208                    2,520
                                                                                          ------------              -----------

Cash flows from investing activities:
     Purchases of property and equipment                                                          (454)                  (1,520)
     Investment in patents and other intangibles                                                   (35)                     (30)
     Purchases of investments, net                                                              (2,000)                      --
     Proceeds from maturities of investments                                                        --                      689
                                                                                          ------------              -----------

           Net cash used in investing activities                                                (2,489)                    (861)
                                                                                          ------------              -----------

Cash flows from financing activities:
     Proceeds from sale of common stock through stock plans                                         --                      110
     Repayment of bank loan                                                                         --                     (662)
     Repayment of long-term debt                                                                    --                     (650)
                                                                                          ------------              -----------

           Net cash used in financing activities                                                    --                   (1,202)
                                                                                          ------------              -----------

           Effect of exchange rate changes on cash                                                 (10)                      20
                                                                                          ------------              -----------

Net (decrease) increase in cash and cash equivalents                                            (2,291)                     477

Cash and cash equivalents:
     Beginning of period                                                                         3,965                    2,288
                                                                                          ------------              -----------
     End of period                                                                        $      1,674              $     2,765
                                                                                          ============              ===========


               The accompanying notes are an integral part of these condensed consolidated financial statements.

                     LASERCARD CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.      BASIS OF PRESENTATION.

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

        These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto for the year ended March 31, 2005, included in the Company's Annual Report on Form 10-K.

        The results of operations for the three-month period ended June 30, 2005 are not necessarily indicative of results to be expected for the entire fiscal year ending March 31, 2006.

        FISCAL PERIOD: For purposes of presentation, the Company labels its annual accounting period end as March 31 and its interim quarterly periods as ending on the last day of the corresponding month. The Company, in fact, operates and reports based on quarterly periods ending on the Friday closest to month end. The 13-week first quarter of fiscal 2006 ended on July 1, 2005 and the 13-week first quarter of fiscal 2005 ended on July 2, 2004.

        RECLASSIFICATIONS. Certain items have been reclassified in the prior year to conform to the current year presentation.

2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

        CONCENTRATION OF CREDIT RISK. One customer accounted for 33% of accounts receivable at June 30, 2005. One customer accounted for 27% of accounts receivable at March 31, 2005.

        MAJOR CUSTOMERS. One customer accounted for 43% and 22% of revenues for the three-month periods ended June 30, 2005 and 2004, respectively. Another customer accounted for 42% of revenues for the three-month period ended June 30, 2004. The revenue from these customers was attributable to both the optical memory card and the optical card drive segments. No other customer accounted for more than 10% of revenues during the periods.

        CASH AND CASH EQUIVALENTS, SHORT-TERM INVESTMENTS AND LONG-TERM INVESTMENTS. The Company considers all highly liquid investments, consisting primarily of commercial paper, discount notes and U.S. government bonds, with maturities of three months or less at the date of purchase, to be cash equivalents. Cash equivalents at June 30, 2005 and March 31, 2005 were $1.7 million and $4 million, respectively. As of June 30, 2005 and March 31, 2005, the Company held auction rate securities which have been accounted for as available-for-sale and classified as short-term investments. The fair values of the auction rate securities, based on quoted market prices, were substantially equal to their carrying costs due to the frequency of the reset dates. Short-term investments also include investments with maturities at date of purchase of more than three months and up to one year. All investments with maturities at date of purchase greater than one year are classified as long-term investments. Management determines the appropriate classification of debt securities at the time of purchase and reevaluates the classification of investments as of each balance sheet date.

        All short-term investments, except for auction rate securities which are recorded at fair value, and long-term investments are classified as held to maturity and are stated in the balance sheet at amortized cost. As such investments are classified as held to maturity, no unrealized gains or losses are recorded. The carrying amounts of individual held to maturity securities are reviewed at the balance sheet date for potential impairment. As of June 30, 2005 and March 31, 2005, the Company has determined that an impairment which was "other than temporary" has not occurred.

        INVENTORIES: Inventories are stated at the lower of cost or market, with cost determined on a first-in, first-out basis and market based on the lower of replacement cost or estimated net realizable value. The components of inventories are (in thousands):

                                            JUNE 30,        MARCH 31,
                                              2005            2005
                                              ----            ----

                Raw materials              $    5,195      $    4,891
                Work-in-process                   820             739
                Finished goods                  2,393           2,279
                                           ----------      ----------
                                           $    8,408      $    7,909
                                           ==========      ==========

        NET LOSS PER SHARE: Basic and diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding. As the effect of common stock equivalents would be antidilutive, stock options and warrants were excluded from the calculation of diluted net loss per share for the three-month periods ended June 30, 2005 and 2004. Accordingly, basic and diluted net loss per share were the same for the three months ended June 30, 2005 and 2004.

        REVENUE RECOGNITION. Product sales primarily consist of optical card sales, sales of optical card read/write drives and sales of specialty cards and card printers. The Company recognizes revenue from product sales when the following criteria are met: (1) persuasive evidence of an arrangement exists;
(2) delivery has occurred; (3) the fee is fixed or determinable; and (4) collectibility is reasonably assured. The Company recognizes revenue on product sales at the time of shipment when shipping terms are F.O.B. shipping point, orders are placed pursuant to a pre-existing sales arrangement and there are no post-shipment obligations other than warehousing under a U.S. government subcontract or customer acceptance criteria. Where appropriate, provision is made at the time of shipment for estimated warranty costs and estimated returns. The total amount of actual warranty costs and returns activity were $57,000 and $121,000 for the three month periods ended June 30, 2005 and 2004, respectively.

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

        The Company applies the provisions of Statement of Position 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts" (SOP 81-1) in applicable contracts. Revenues on time and materials contracts are recognized as services are rendered at contract labor rates plus material and other direct costs incurred. Revenues on fixed price contracts are recognized on the percentage of completion method based on the ratio of total costs incurred to date compared to estimated total costs to complete the contract. Estimates of costs to complete include material, direct labor, overhead and allowable general and administrative expenses. In circumstances where estimates of costs to complete a project cannot be reasonably estimated, but it is assured that a loss will not be incurred, the percentage-of-completion method based on a zero profit margin, rather than the completed-contract method, is used until more precise estimates can be made. The full amount of an estimated loss is charged to operations in the period it is determined that a loss will be realized from the performance of a contract. During the first quarters ended June 30, 2005 and 2004, the Company recognized approximately $42,000 and $65,000 of revenues based on a zero profit margin, respectively.

        The Company applies the provisions of Statement of Position (SOP) No. 97-2, "Software Revenue Recognition," as amended by Statement of Position 98-9, "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions" to all transactions involving the sale of software products. Revenue from the license of the Company's software products is recognized when persuasive evidence of an arrangement exists, the software product has been delivered, the fee is fixed or determinable and collectibility is probable, and, if applicable, upon acceptance when acceptance criteria are specified or upon expiration of the acceptance period. Software revenue was immaterial for fiscal period ended June 30, 2005 and 2004.

        License revenue, which may consist of up-front license fees and long-term royalty payments, is recognized as revenue when earned. There were no license revenue and cost of license revenue recorded for fiscal periods ended June 30, 2005 or 2004.

        In the fiscal 2005 first quarter, the Company sold a card-manufacturing license, effective April 3, 2004, to Global Investments Group (GIG), based in Auckland, New Zealand, for card manufacturing in Slovenia. This agreement provides for payments to the Company of $14 million for a 20-year license and five-year training support package, followed by $15 million paid $1 million annually for ongoing support for an additional 15 years. Additionally, the Company is to sell approximately $12 million worth of the required manufacturing equipment and installation support for the new facility to be built by GIG to provide a targeted initial manufacturing capacity of 10 million optical cards annually. The agreement provides options to increase capacity to 30 million cards per year. As of June 30, 2005 the Company had $5.2 million of this equipment classified as equipment held for resale on its balance sheet. The Company has received $17.5 million of payments called for in the agreements, consisting of a partial payment for the equipment of $3.5 million and $14 million for the license fee and support. For the $17.5 million the Company received, $15.5 million was recorded as advance payments from customers and $2 million for the licensing fee was recorded as deferred revenue, which were both classified as long term liabilities within the consolidated balance sheets. In addition to the $41 million discussed above, GIG is to pay the Company royalties for each card produced under the license. The territories covered by the license include most of the European Union and eastern European regions. GIG has exclusive marketing rights in certain territories, with performance goals to maintain these rights. The Company will assign a person on site during the license term to assist with quality, security and operational procedures, with the mutual goal that the facility and the cards made in the facility conform to the Company's standards. The Company also retains rights to utilize up to 20% of the new facility capacity as backup and capacity buffer to augment its own card manufacturing facilities in Mountain View, California. The granting of this license to GIG establishes a potential second source supplier of optical memory cards for existing and prospective customers who may request multiple sources for cards. Revenue will be recognized over the remaining term of the agreement beginning when operation of the factory commences.

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

        Significant management judgment is required in determining the provision for income taxes and, in particular, any valuation allowance recorded against the Company's deferred tax assets. Due to the Company's recent cumulative tax loss history for the three-year period ended March 31, 2004, income statement loss history over the previous five quarters and the difficulty in forecasting the timing of future revenue as evidenced by the deviations in achieved revenues from expected revenues during the previous few quarters and taking into account the newness of certain customer relationships, the Company determined as of March 31, 2004, that it was necessary to increase the valuation allowance under SFAS No. 109 to the full amount of the deferred tax asset. As a result, the Company determined that a full valuation allowance was required. As of June 30, 2005, the Company continues to provide for a full valuation allowance of $18.5 million relating to its U.S. operations.

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

                                                                             THREE MONTHS ENDED JUNE 30,
                                                                               2005               2004
                                                                               ----               ----
         Net loss, as reported                                              $   (1,694)        $   (1,544)
                                                                            ==========         ==========

         Add:     Stock-based employee compensation expense included                32                 33
                  in reported net loss

         Deduct:  Total stock-based employee compensation
                  determined under fair value based method for all
                  awards                                                          (326)              (432)
                                                                            ----------         ----------
         Pro forma net loss                                                 $   (1,988)        $   (1,943)
                                                                            ==========         ==========

         Loss per common share:
             Basic and diluted - as reported                                $     (.15)        $     (.14)
                                                                            ==========         ==========
             Basic and diluted - as pro forma                               $     (.18)        $     (.17)
                                                                            ==========         ==========

         Common shares used in computing basic and diluted pro forma
             Net loss per share:
             Basic and diluted                                                  11,345             11,407
                                                                            ==========         ==========

     The Company computed the fair value of each option grant on the date of grant using the Black-Scholes option valuation model with the following assumptions:

                                                                                   THREE MONTHS ENDED
                                                                                     JUNE 30, 2005
                                                                                     -------------
         Risk-free interest rate                                                         3.81%
         Average expected life of option..                                               5 years
         Dividend yield                                                                     0%
         Volatility of common stock                                                        55%
         Weighted average fair value of option grants                                    $3.15

        During the three-month ended June 30, 2005, 404,800 options were granted. During the three month period ended June 30, 2004, there were no options granted.

3.      SEGMENT REPORTING.

        The Company's three reportable segments are: (1) optical memory cards,
(2) optical memory card drives, maintenance and related accessories ("optical card drives") and (3) specialty cards and card printers. The segments were determined based on the information used by the chief operating decision maker. The optical memory cards and optical card drives reportable segments are not strategic business units which offer unrelated products and services; rather these reportable segments utilize compatible technology and are marketed jointly. Specialty cards and card printers is a strategic business unit offering at times unrelated products and at times related products with the other reportable segments.

        The accounting policies used to derive reportable segment results are the same as those described in the "Summary of Significant Accounting Policies." Resources are allocated to the optical memory card and optical card drive segments in a manner that optimizes optical memory card revenues and to the specialty card and card printers segment in a manner that optimizes consolidated income as determined by the chief operating decision maker. Segment revenues are comprised of sales to external customers. Segment gross profit (loss) includes all segment revenues less the related cost of sales. Accounts receivable, cash, deferred income taxes, prepaid expenses, fixed assets and inventory are not separately reported by segment to the chief operating decision maker. Therefore, the amount of assets by segment is not meaningful. There are no inter-segment sales or transfers. All of the Company's long-lived assets are attributable to the United States except for $3.3 million as of June 30, 2005 and $3.4 million as of March 31, 2005 that are attributable to Germany.

        The Company's chief operating decision maker is currently the Company's Chief Executive Officer. The chief operating decision maker reviews financial information presented on a consolidated basis that is accompanied by disaggregated information about revenues and gross profit (loss) by segment.

        The table below presents information for optical memory cards, optical card drives and specialty cards and card printers for the three-month periods ended June 30, 2005 and 2004 (in thousands):

                                   THREE MONTHS ENDED JUNE 30, 2005                  THREE MONTHS ENDED JUNE 30, 2004
                                   --------------------------------                  --------------------------------

                             OPTICAL      OPTICAL    SPECIALTY                OPTICAL      OPTICAL   SPECIALTY
                             MEMORY        CARD      CARDS &     SEGMENT      MEMORY        CARD     CARDS &       SEGMENT
                             CARDS        DRIVES     PRINTERS     TOTAL       CARDS        DRIVES    PRINTERS       TOTAL
                             -----        ------     --------     -----       -----        ------    --------       -----
  Revenue                    $ 3,865      $  309     $  2,820    $ 6,994      $ 5,634      $  289    $  2,780      $ 8,703
  Cost of sales                2,752         419        1,983      5,154        3,880         527       1,943        6,350
  Gross profit (loss)          1,113        (110)         837      1,840        1,754        (238)        837        2,353
  Depreciation and
    Amortization expense         380          31           67        478          358          60          63          481

     The following is a reconciliation of segment results to amounts included in the Company's condensed consolidated financial statements:

                               THREE MONTHS ENDED JUNE 30, 2005                  THREE MONTHS ENDED JUNE 30, 2004
                               --------------------------------                  --------------------------------

                             SEGMENT                                            SEGMENT
                              TOTAL        OTHER (A)        TOTAL                TOTAL       OTHER (A)       TOTAL
                              -----        ------           -----                -----       ------          -----
  Revenue                    $ 6,994       $    0         $  6,994              $ 8,703      $    7        $  8,710
  Cost of sales                5,154            0            5,154                6,350          16           6,366
  Gross profit (loss)          1,840            0            1,840                2,353          (9)          2,344
  Depreciation and
    amortization expense         478          155              633                  481         228             709

        (a) Other revenue consists miscellaneous items not associated with segment activities. Other cost of sales, depreciation and amortization expense represents corporate and other costs not directly associated with segment activities.

5.      OTHER COMPREHENSIVE LOSS

        The following are the components of other comprehensive loss (in thousands):

                                               THREE MONTHS ENDED JUNE 30,

                                                2005                 2004
                                                ----                 ----

         Net loss                             $ (1,694)            $ (1,544)
         Net change in cumulative foreign
           currency translation adjustments       (204)                 (35)
                                              --------             --------
         Other comprehensive loss             $ (1,898)            $ (1,579)
                                              ========             ========

        The components of accumulated other comprehensive loss mainly consist of cumulative foreign currency translation adjustments of approximately $204,000 and $35,000 for the three-month period ended June 30, 2005 and 2004, respectively.

6.      RECENT ACCOUNTING PRONOUNCEMENTS.

        On June 1, 2005, the Financial Accounting Standards Board (FASB) issued Statement No. 154, Accounting

Changes and Error Corrections (FAS 154), a replacement of APB No. 20, Accounting Changes and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements. FAS 154 applies to all voluntary changes in accounting principle and changes the requirements for accounting for and reporting of a change in accounting principle. This statement establishes, that unless impracticable, retrospective application is the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. It also requires the reporting of an error correction which involves adjustments to previously issued financial statements similar to those generally applicable to reporting an accounting change retrospectively. FAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of FAS 154 will have a material impact on its results of operations or financial condition.

        In March 2005, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations." Interpretation No. 47 clarifies that an entity must record a liability for a "conditional" asset retirement obligation if the fair value of the obligation can be reasonably estimated. Interpretation No. 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. Interpretation No. 47 is effective no later than the end of the fiscal year ending after December 15, 2005. The Company is currently evaluating the provision and does not expect the adoption in the fourth quarter of fiscal 2006 will have a material impact on our results of operations or financial condition.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

        The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this Form 10-Q Report and the consolidated financial statements and notes thereto for the year ended March 31, 2005, included in the Company's fiscal 2005 Annual Report on Form 10-K.

FORWARD-LOOKING STATEMENTS

        ALL STATEMENTS CONTAINED IN THIS REPORT THAT ARE NOT HISTORICAL FACTS ARE FORWARD-LOOKING STATEMENTS. THE FORWARD-LOOKING STATEMENTS IN THIS REPORT ARE MADE PURSUANT TO THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. THEY ARE NOT HISTORICAL FACTS OR GUARANTEES OF FUTURE PERFORMANCE OR EVENTS. RATHER, THEY ARE BASED ON CURRENT EXPECTATIONS, ESTIMATES, BELIEFS, ASSUMPTIONS, AND GOALS AND OBJECTIVES AND ARE SUBJECT TO UNCERTAINTIES THAT ARE DIFFICULT TO PREDICT. AS A RESULT, THE COMPANY'S ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THE STATEMENTS MADE. OFTEN SUCH STATEMENTS CAN BE IDENTIFIED BY THEIR USE OF WORDS SUCH AS "MAY," "WILL," "INTENDS," "PLANS," "BELIEVES," "ANTICIPATES," "VISUALIZES," "EXPECTS," AND "ESTIMATES." FORWARD-LOOKING STATEMENTS MADE IN THIS REPORT INCLUDE STATEMENTS AS TO THE COMPANY'S PLANS TO MERGE ONE OF ITS GERMAN SUBSIDIARIES INTO THE OTHER DURING FISCAL 2006; THAT THE GERMAN SUBSIDIARIES WILL COMPLETE A CONTRACT FOR A CONVENTIONAL NON-OPTICAL CARD PRODUCTION FACILITY ON OR ABOUT DECEMBER 2006; THE COMPANY'S BELIEF THAT ITS U.S. GOVERNMENT CONTRACT WILL BE EXTENDED OR REPLACED PRIOR TO EXPIRATION IN NOVEMBER 2005; THE COMPANY'S BELIEFS AS TO CARD PERSONALIZATION RATES TO CURRENT AND POTENTIAL MARKET SEGMENTS, CUSTOMERS, AND APPLICATIONS FOR AND DEPLOYMENT OF THE PRODUCTS OF THE COMPANY; THE ADVANTAGES OF, POTENTIAL INCOME FROM, AND DUTIES TO BE PERFORMED UNDER THE SALE OF A SECOND-SOURCE CARD MANUFACTURING LICENSE TO GLOBAL INVESTMENTS GROUP (GIG); THE GIG LICENSE FOR SECOND-SOURCE CARD PRODUCTION IN SLOVENIA, INCLUDING FUTURE SCHEDULED PAYMENTS AND ROYALTIES, GIG'S TARGETED STARTUP DATE AND PRODUCTION CAPACITY, AND THAT THE COMPANY WILL SELL EQUIPMENT TO GIG, PROVIDE GIG WITH INSTALLATION SUPPORT, AND HAVE ON-SITE PERSONNEL; PRODUCTION QUANTITIES, DELIVERY RATES AND EXPECTED DELIVERY SCHEDULE, BACKLOG, AND REVENUE RECOGNITION FOR COMPANY PRODUCTS FOR U.S. OR FOREIGN GOVERNMENT PROGRAMS; STATEMENTS AS TO POTENTIAL DEPLOYMENT AND USE OF THE COMPANY'S PRODUCTS BY THE DEPARTMENT OF HOMELAND SECURITY (DHS); PLANS TO INCREASE CARD PRODUCTION CAPACITY FOR ANTICIPATED INCREASES IN ORDERS FROM PROGRAMS FROM THE ITALIAN GOVERNMENT AND OTHER POTENTIAL PROGRAMS INCLUDING $7 MILLION IN CAPITAL EQUIPMENT AND LEASEHOLD IMPROVEMENTS DURING FISCAL 2006; ANTICIPATED CONTINUED USE OF THE COMPANY'S PRODUCTS BY THE GOVERNMENTS OF THE UNITED STATES, CANADA, A MIDDLE EASTERN COUNTRY, AND ITALY; THE NEED FOR, EXPECTED SUCCESS OF, AND POTENTIAL BENEFITS FROM THE COMPANY'S RESEARCH AND ENGINEERING EFFORTS, INCLUDING DEVELOPING NEW OR ENHANCED CARD CAPABILITIES, SOFTWARE PRODUCTS, PRODUCTION-MODEL READ-ONLY DRIVES, OR DRIVES WITH ADVANCED SECURITY FEATURES OR LOWER MANUFACTURING COSTS; WHETHER INTRODUCTION OF NEW DRIVES WILL INCREASE SALES, THE EFFECTS OF READ/WRITE DRIVE PRICES AND SALES VOLUME ON GROSS PROFITS OR GROSS MARGINS FROM READ/WRITE DRIVE SALES; BELIEF THAT THERE IS A MARKET FOR BOTH DESIGNS OF ITS READ/WRITE DRIVES TO SUPPORT AND EXPAND OPTICAL CARD SALES AND THAT THE READ/WRITE DRIVE INVENTORY ON HAND WILL BE ORDERED BY CUSTOMERS AND THAT A 10% INCREASE OR DECREASE IN SALES WILL NOT MATERIALLY AFFECT INVENTORY RESERVES; EXPECTATIONS REGARDING REVENUES, MARGINS, SG&A AND R&D EXPENSES, CAPITAL RESOURCES, AND CAPITAL EXPENDITURES AND INVESTMENTS, AND THE COMPANY'S DEFERRED TAX ASSET AND RELATED VALUATION ALLOWANCE; EXPECTED CARD DELIVERY VOLUMES, ESTIMATES OF OPTICAL CARD PRODUCTION CAPACITY, EXPECTED CARD YIELDS THERE FROM, THE COMPANY'S ABILITY TO EXPAND PRODUCTION CAPACITY, AND THE COMPANY'S PLANS AND EXPECTATIONS REGARDING THE GROWTH AND ASSOCIATED CAPITAL COSTS OF SUCH CAPACITY; ESTIMATES THAT REVENUES AND ADVANCE PAYMENTS WILL BE SUFFICIENT TO GENERATE CASH FROM OPERATING ACTIVITIES OVER THE NEXT 12 MONTHS DESPITE EXPECTED QUARTERLY FLUCTUATIONS; EXPECTATIONS REGARDING MARKET GROWTH, PRODUCT DEMAND, AND THE CONTINUATION OF CURRENT PROGRAMS; POTENTIAL EXPANSION OR IMPLEMENTATION OF GOVERNMENT PROGRAMS UTILIZING OPTICAL MEMORY CARDS, INCLUDING WITHOUT LIMITATION, THOSE IN ITALY, INDIA, AND A MIDDLE EASTERN COUNTRY, AND THE TIMING OF THE AWARD OF ANY PRIME CONTRACTS FOR SUCH PROGRAMS AND THE AMOUNT OF CARD ORDERS IN SUCH PROGRAMS, AND IN PARTICULAR THAT THE GAP IN SALES TO ITALY REPRESENTS A TEMPORARY LULL; AND THE COMPANY'S PLANS, OBJECTIVES, AND EXPECTED FUTURE ECONOMIC PERFORMANCE INCLUDING WITHOUT LIMITATION, ITS MARKETING OBJECTIVES AND DRIVE PRICING STRATEGY.

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

DEVELOPMENT, MANUFACTURE, AND DEPLOYMENT OF OPTICAL CARDS, DRIVES, AND SYSTEMS; POTENTIAL MANUFACTURING DIFFICULTIES AND COMPLICATIONS ASSOCIATED WITH INCREASING MANUFACTURING CAPACITY OF CARDS AND DRIVES, IMPLEMENTING NEW MANUFACTURING PROCESSES, AND OUTSOURCING MANUFACTURING; THE COMPANY'S ABILITY TO PRODUCE AND SELL READ/WRITE DRIVES IN VOLUME; THE UNPREDICTABILITY OF CUSTOMER DEMAND FOR PRODUCTS AND CUSTOMER ISSUANCE AND RELEASE OF CORRESPONDING ORDERS; GOVERNMENT RIGHTS TO WITHHOLD ORDER RELEASES, REDUCE THE QUANTITIES RELEASED, AND EXTEND SHIPMENT DATES; WHETHER THE COMPANY RECEIVES A FIXED SHIPMENT SCHEDULE, ENABLING THE COMPANY TO RECOGNIZE REVENUES ON CARDS DELIVERED TO THE VAULT INSTEAD OF WHEN CARDS LATER ARE SHIPPED FROM THE VAULT; THE IMPACT OF TECHNOLOGICAL ADVANCES, GENERAL ECONOMIC TRENDS, AND COMPETITIVE PRODUCTS; THE IMPACT OF CHANGES IN THE DESIGN OF THE CARDS; AND THE POSSIBILITY THAT OPTICAL MEMORY CARDS WILL NOT BE PURCHASED FOR THE FULL IMPLEMENTATION OF CARD PROGRAMS IN ITALY, A MIDDLE EASTERN COUNTRY AND INDIA, OR FOR DHS PROGRAMS IN THE U.S., OR WILL NOT BE SELECTED FOR OTHER GOVERNMENT PROGRAMS IN THE U.S. AND ABROAD; UNANTICIPATED DELAYS IN OBTAINING US GOVERNMENT APPROVALS TO EXTEND OR REPLACE ITS EXPIRING CONTRACT; THE RISKS SET FORTH IN THE SECTION ENTITLED "RISKS FACTORS AND FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS" AND ELSEWHERE IN THIS REPORT; AND OTHER RISKS DETAILED FROM TIME TO TIME IN THE COMPANY'S SEC FILINGS. THESE FORWARD-LOOKING STATEMENTS SPEAK ONLY AS TO THE DATE OF THIS REPORT, AND, EXCEPT AS REQUIRED BY LAW, THE COMPANY UNDERTAKES NO OBLIGATION TO PUBLICLY RELEASE UPDATES OR REVISIONS TO THESE STATEMENTS WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS, OR OTHERWISE.

CRITICAL ACCOUNTING POLICIES

        REVENUE RECOGNITION. Product sales primarily consist of optical card sales, sales of optical card read/write drives and sales of specialty cards and card printers. The Company recognizes revenue from product sales when the following criteria are met: (1) persuasive evidence of an arrangement exists;
(2) delivery has occurred; (3) the fee is fixed or determinable; and (4) collectibility is reasonably assured. The Company recognizes revenue on product sales at the time of shipment when shipping terms are F.O.B. shipping point, orders are placed pursuant to a pre-existing sales arrangement and there are no post-shipment obligations other than warehousing under a U.S. government subcontract or customer acceptance criteria. Where appropriate, provision is made at the time of shipment for estimated warranty costs and estimated returns. The total amounts of actual warranty costs and returns activity were $57,000 and $121,000 for the three-month periods ended June 30, 2005 and 2004, respectively.

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

        The Company applies the provisions of Statement of Position 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts" (SOP 81-1) in applicable contracts. Revenues on time and materials contracts are recognized as services are rendered at contract labor rates plus material and other direct costs incurred. Revenues on fixed price contracts are recognized on the percentage of completion method based on the ratio of total costs incurred to date compared to estimated total costs to complete the contract. Estimates of costs to complete include material, direct labor, overhead and allowable general and administrative expenses. In circumstances where estimates of costs to complete a project cannot be reasonably estimated, but it is assured that a loss will not be incurred, the percentage-of-completion method based on a zero profit margin, rather than the completed-contract method, is used until more precise estimates can be made. The full amount of an estimated loss is charged to operations in the period it is determined that a loss will be realized from the performance of a contract. During the first quarters ended June 30, 2005 and 2004, the Company recognized approximately $42,000 and $65,000 of revenues based on a zero profit margin, respectively.

        The Company applies the provisions of Statement of Position (SOP) No. 97-2, "Software Revenue Recognition," as amended by Statement of Position 98-9, "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions" to all transactions involving the sale of software products. Revenue from the license of the Company's software products is recognized when persuasive evidence of an arrangement exists, the software product has been delivered, the fee is fixed or determinable, and collectibility is probable, and, if applicable, upon acceptance when acceptance criteria are specified or upon expiration of the acceptance period. Software revenue was immaterial for three-month periods ended June 30, 2005 and 2004.

        License revenue, which may consist of up-front license fees and royalty payments, is recognized as revenue when earned. The second-source card-manufacturing license sold in April 2004 to Global Investments Group provides for royalty payments to the Company for each card produced during the 20-year term of the license agreement. This is a multi-element arrangement as described in Emerging Issues Task Force (EITF) Issue No. 00-21; revenue derived from the payments will be recognized from time to time over the term of the license. Revenue will be recognized over the remaining term of the agreement beginning when operation of the factory commences. There was no cost of license revenue recorded for three-month periods ended June 30, 2005 and 2004, respectively.

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

        Significant management judgment is required in determining the provision for income taxes and, in particular, any valuation allowance recorded against the Company's deferred tax assets. As of June 30, 2005, the Company continues to provide for a full valuation allowance of $18.5 million relating to its U.S. operations.

        In the event that actual results differ from Company estimates or that Company estimates are adjusted in future periods, the Company may need to adjust the amount of the valuation allowance based on future determinations of whether it is more likely than not that some or all of its deferred tax assets will be realized. A decrease in the valuation allowance would be recorded as an income tax benefit or a reduction of income tax expense or a credit to stockholders' equity. The Company's net operating losses available to reduce future taxable income expires on various dates from fiscal 2007 through fiscal 2024. To the extent that the Company generates taxable income in jurisdictions where the deferred tax asset relates to net operating losses that have been offset by a full valuation allowance, the utilization of these net operating losses would result in the reversal of the related valuation allowance.

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

        Management's analysis of the carrying value of card and read/write drive inventory is performed on a quarterly basis. With respect to inventory carrying values, the Company follows the principles articulated in Accounting Research Bulletin 43, Chapter 4, "Inventory Pricing," paragraphs 5 through 7 and 10 and other authoritative guidance (SAB 100) as it relates to determining the appropriate cost basis of inventory and determining whether firm, noncancelable purchase commitments should be accrued as a loss if forecasted demand is not sufficient to utilize all such committed inventory purchases. As part of the Company's quarterly excess/obsolete analysis, management also determines whether lower of cost or market adjustments (i.e., where selling prices less certain costs are not sufficient to recover inventory carrying values) are warranted; during the three-month periods ended June 30, 2005 and 2004, the Company has not recorded any significant lower of cost or market adjustments. In those instances where the Company has recorded charges for excess and obsolete inventory, management ensures that such new cost basis is reflected in the statement of operations if that inventory is subsequently sold. The Company's inventory reserves are based upon the lower of cost or market for slow moving or obsolete items. As a result, the Company believes a 10% increase or decrease of sales would not have a material impact on such reserves. The Company is currently evaluating SFAS No. 151 "Inventory Costs - Amendment of ARB No. 43, Chapter 4" and does not expect the adoption will have a material impact on its results of operations or financial condition.

RESULTS OF OPERATIONS--FISCAL 2006 FIRST QUARTER
COMPARED WITH FISCAL 2005 FIRST QUARTER

OVERVIEW

        Headquartered in Mountain View, California, LaserCard Corporation manufactures LaserCard(R) optical memory cards, chip-ready OpticalSmart(TM) cards, and other advanced-technology cards. In addition, the Company operates two wholly owned subsidiaries acquired on March 31, 2004, Challenge Card Design Plastikkarten GmbH, of Rastede, Germany, manufactures advanced-technology cards; and cards & more GmbH, of Ratingen, Germany, markets cards, system solutions, and thermal card printers.

        The Company is in the process of merging cards & more GmbH into Challenge Card Design Plastikkarten GmbH before our fiscal year ends.

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

        Consolidated revenue recorded by the U.S. operations totaled approximately $4.2 million for the fiscal 2006 first quarter and $5.9 million for the fiscal 2005 first quarter. Consolidated revenue recorded by the German operations totaled approximately $2.8 million in both the first quarter of fiscal 2006 and 2005. Revenues recorded by the U.S. operations are generally to a small number of government customers located throughout the world. Revenues recorded by the German operations are mainly for a relatively large number of commercial customers.

        The largest purchaser of LaserCard products is Anteon International Corporation (Anteon), a value-added reseller (VAR) of the Company. Anteon is the government contractor for LaserCard product sales to the U.S. Department of Homeland Security (DHS), U.S. Department of State (DOS), U.S. Department of Defense (DOD), and the government of Canada. Under government contracts with Anteon, the DHS purchases Green Cards and DOS Laser Visa BCCs; the DOD purchases Automated Manifest System cards; and the Canadian government purchases Permanent Resident Cards. Encompassing all of these programs, the Company's product sales to Anteon represented 43% for fiscal 2006 first quarter and 22% for fiscal 2005 first quarter. Another unaffiliated VAR, Laser Memory Card SPA of Italy, accounted for 42% of the Company's total revenues for the fiscal 2005 first quarter mainly for the program in Italy.

        Revenues for the major programs are shown below as a percentage of total Company revenues:

                                                                     THREE MONTHS ENDED JUNE 30,
                                                                       2005              2004
                                                                       ----              ----
             United States Green Cards and Laser Visa BCCs              35%               12%
             Canadian Permanent Resident Cards                           3%                8%
             Italian Carta d'Identica Elettronica (CIE) Cards            3%               40%

        For the government of Italy, the Company has received orders for CIE cards (Carta d'Identita Elettronica) and anticipates orders for a new program for the PSE cards (Permesso di Soggiorno Elettronico); however, the Company currently has no backlog for these programs. The Italian parliament has enacted a law that moves this program into full implementation requiring the issuance of CIE cards instead of paper cards beginning January 2006. The PSE card program was also included in the legislation. The Company anticipates orders for these programs this calendar year in preparation for the full implementation. According to program descriptions released by the Italian government, CIE card orders could potentially reach 8 to 10 million cards per year when fully implemented.

        The Company's current five-year U.S. government subcontract, as extended in May 2005, for Green Cards and Laser Visa BCCs was announced in June 2000 and will expire on November 26, 2005 but the Company expects that it will be extended or replaced with a new contract prior to expiration. This subcontract was received by the Company through Anteon, a LaserCard VAR that is a U.S. government prime contractor. U.S. Laser Visa Border Crossing Cards (BCCs) and U.S. Permanent Resident Cards (Green Cards) for the U.S. Department of Homeland Security (DHS) are an important part of the Company's revenue base. Therefore, when orders were delayed at the beginning of fiscal 2004 while new artwork for the cards was being designed by DHS and when the U.S. government decided to decrease the number of cards they hold in their safety stock, the Company's revenues and profits suffered. For these programs, the Company recorded card revenues of $2.5 million for fiscal 2006 first quarter and $1 million for fiscal 2005 first quarter. The Company believes that inventory levels have declined to the level desired by the government and revenue levels will increase to the governments' rate of card personalization. During fiscal 2006 first quarter, the Company received orders totaling $7.3 million comprised of $5 million for Green Cards with deliveries from April 2005 through January 2006 and $2.3 million for BCCs with deliveries from May 2005 through October 2005. This represents an $8.7 million annualized run rate for the two programs assuming subsequent orders are continuous and at the same delivery rate.

        In 2003, the Company began shipments under a subcontract for Canada's new Permanent Resident Cards. The backlog at June 30, 2005 was $1.9 million deliverable through July 2006 at the rate of approximately $135,000 per month.

        For a secure personal identification card program in the Middle East, the Company has sold 120 read/write drives, most of which were shipped in the fiscal 2004 second quarter, for installation of the infrastructure required for card issuance, and also has shipped about 350,000 optical memory cards over the past two years for testing and sample purposes. During the fiscal 2006 first quarter, the Company shipped optical memory cards valued at of $0.5 million for this program.

        Effective April 3, 2004, the Company sold a license to Global Investments Group (GIG), based in Auckland, New Zealand, for card manufacturing in Slovenia. This agreement provides for payments to the Company of $14 million for a 20-year license and five-year training support package, followed by $15 million paid $1 million annually for ongoing support for an additional 15 years. Additionally, the Company is to sell approximately $12 million worth of the required manufacturing equipment and installation support for the new facility to be built by GIG to provide a targeted initial manufacturing capacity of 10 million optical cards annually. The agreement provides options to increase capacity to 30 million cards per year. As of June 30, 2005 the Company had acquired $5.2 million of this equipment classified as equipment held for resale on its balance sheet. The Company has received $17.5 million of payments called for in the agreements, consisting of a partial payment for the equipment of $3.5 million and $14 million for the license fee and support. For the $17.5 million the Company received, $15.5 million was recorded as advance payments from customers and $2 million for the licensing fee was recorded as deferred revenue, which were both classified as long term liabilities within the consolidated balance sheets. In addition to the $41 million discussed above, GIG is to pay the Company royalties for each card produced under the license. The territories covered by the license include most of the European Union and eastern European regions. The GIG has exclusive marketing rights in certain territories, with performance goals to maintain these rights. The Company will assign a person on site during the license term to assist with quality, security and operational procedures, with the mutual goal that the facility and the cards made in the facility conform to the Company's standards. The Company also retains rights to utilize up to 20% of the new facility capacity as backup and capacity buffer to augment its own card manufacturing facilities in Mountain View, California. The granting of this license to GIG establishes a potential second source supplier of optical memory cards for existing and prospective customers who may request multiple sources for cards. Revenue will be recognized over the remaining term of the agreement beginning when operation of the factory commences, which GIG has targeted for calendar 2006.

        The Company plans to invest up to $7 million in additional capital equipment and leasehold improvement expenditures when forecasts justify the investment. These expenditures could occur throughout the next nine to twelve months, as more fully discussed under "Liquidity and Capital Resources."

REVENUES

                                                THREE MONTHS ENDED
                                                     JUNE 30,
                                        (IN THOUSANDS, EXCEPT PERCENTAGES)
                                       2005            2004            CHANGE
                                       ----            ----            ------
Optical memory cards                 $ 3,865         $ 5,634         $ (1,769)
Percentage of total revenues              55%             65%

Optical card read/write drives       $   309         $   289         $     20
Percentage of total revenues               4%              3%

Specialty cards and card printers    $ 2,820         $ 2,780         $     40
Percentage of total revenues              40%             32%

Other                                $    --         $     7         $     (7)
Percentage of total revenues              --%             --%

Total revenues                       $ 6,994         $ 8,710         $ (1,716)


        PRODUCT REVENUES. The Company's total revenues for fiscal 2006 first quarter and fiscal 2005 first quarter consisted of sales of optical memory cards, optical card read/write drives, drive accessories, maintenance, specialty cards, card printers, and other miscellaneous items. The decrease in total revenues for the three months ended June 30, 2006 was compared with the same period last year occurred mainly in the optical memory card segment.

        The decrease in optical memory card revenue was mainly due to there being no significant sales of cards for the Italian national ID card program versus $3.4 million of revenue in last year's first quarter. The Company believes that this gap in sales represents a temporary lull and that orders will resume in even higher volumes than before later this year as the program enters the full implementation phase.

        Optical card reader/write derive revenues consisted of revenue on read/write drives, drive service, and related accessories.

        Specialty cards and card printers revenues were essentially flat year to year.

        LICENSE FEES AND OTHER REVENUES. There were no license revenues for the fiscal 2006 first quarter ended June 30, 2005 or the fiscal 2005 first quarter ended June 30, 2004. Effective April 3, 2004, the Company sold a second-source card-manufacturing license to the Global Investments Group, based in Auckland, New Zealand, for card manufacturing in Slovenia discussed above in "Overview." Revenue will begin to be recorded when operation of their factory commences.

BACKLOG

        As of June 30, 2005, the backlog for LaserCard optical memory cards totaled $6.8 million mostly scheduled for delivery in fiscal 2006, compared with $4.1 million at June 30, 2004. The Company has only a few customers who generally place orders for a several-month period so that variations in order placement from a single customer can materially affect backlog. As a result, the relative size of our backlog has not been a reliable indicator of future sales revenue trends.

        The Company has no significant backlog for read/write drives.

        In addition, the backlog for Challenge Card Design Plastikkarten GmbH and cards & more GmbH as of June 30, 2005 for specialty cards and card printers totaled 0.5 million euros (approximately $0.6 million) and for a contract to develop a conventional non-optical card production facility totaled 0.7 million euros (approximately $0.9 million). Revenue on the contract for a conventional non-optical card production facility is being booked on a zero profit margin basis. Therefore, the total profit under this contract will be booked at completion on or about December 2006. The backlog for Challenge Card Design Plastikkarten GmbH and cards & more GmbH products and services totaled 0.8 million euros (approximately $0.9 million) as of June 30, 2004. That backlog excludes about $1.1 million for a partially completed contract that was canceled due to the insolvency of the customer.

GROSS MARGIN

                                                                                  THREE MONTHS ENDED
                                                                                       JUNE 30,
                                                                          (IN THOUSANDS, EXCEPT PERCENTAGES)
                                                                      2005                2004              CHANGE
                                                                      ----                ----              ------
Optical memory cards                                                $ 1,113             $ 1,754             $ (641)
Percentage of optical memory cards revenue                               29%                 31%                (2)%

Optical card read/write drives                                      $  (110)            $  (238)            $  128
Percentage of optical card read/write drive revenue                      NM                  NM                 NM

Specialty cards and card printers                                   $   837             $   837                  -
Percentage of specialty cards and card printers revenue                  30%                 31%                (1)%

Other                                                                    --             $    (9)            $    9
Percentage of other revenue                                              NM                  NM                 NM

Total gross margin                                                  $ 1,840             $ 2,344             $ (504)
Percentage of total revenues                                             26%                 27%                (1)%

        The overall gross profit decreased $0.5 million, to $1.8 million for the first quarter of fiscal 2006 from $2.3 million for the first quarter of fiscal 2005. This decrease was due primarily to lower volume of optical memory card sales

        OPTICAL MEMORY CARDS. Optical memory card gross profit and margins can vary significantly based on average selling price, sales and production volume, mix of card types, production efficiency and yields, and changes in fixed costs. The declines for fiscal 2006 first quarter as compared with fiscal 2005 first quarter were primarily due to lower sales and production volume and the corresponding lower absorption of fixed costs.

        READ/WRITE DRIVES. Read/write drive gross profit and margins can vary significantly based upon sales and production volume, changes in fixed costs, and the inclusion of optional features and software licenses on a per-drive basis. Read/write drive gross profits are generally negative, inclusive of fixed overhead costs, due to low sales volume. Read/write drive gross margin increased by $0.1 million in fiscal 2006 first quarter due to the absorption of costs on previously accrued warranty items. The Company anticipates that quarterly negative gross profits will continue in the future unless sales volume is sufficient to cover fixed costs. Also, unless per drive system software licenses are included in future orders, the Company believes that margins will be below 10% when sales volume is sufficient to result in positive gross profit due to the Company's strategy to price drives at close to the cost in order to help promote optical memory card sales.

        SPECIALTY CARDS AND CARD PRINTERS. Specialty cards and card printers gross margins have fluctuated between 21% and 31% depending upon product mix.

OPERATING EXPENSES

                                                               THREE MONTHS ENDED
                                                                    JUNE 30,
                                                                 (IN THOUSANDS)
                                                      2005            2004            CHANGE
                                                      ----            ----            ------
Selling, general and administrative expenses        $ 3,131          $ 3,034         $     97
Research and engineering expenses                   $   499          $   851         $   (352)

        SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES (SG&A). The increase in SG&A for the first quarter of fiscal 2006 as compared with the same period last year was primarily due to $0.2 million in advertising cost. The Company believes that SG&A expenses for fiscal 2006 will be higher than fiscal 2005 levels, mainly due to increases in marketing and selling expenses.

        RESEARCH AND ENGINEERING EXPENSES (R&E). The Company is continuing its efforts to develop new optical memory card features and structures, including various sheet-lamination card structures, the insertion of contactless chips with radio frequency (RF) capability, OptiChip(TM), OVD (optically variable device) products, and associated media development; enhanced optical memory card read/write drives and read-only drives (readers); and new software products in an effort to provide new products that can stimulate optical memory card sales growth. For example, the Company recently has developed a prototype of a LaserCard handheld reader. The Company anticipates that these ongoing research and engineering efforts will result in new or enhanced card capabilities, production-model read-only drives, or drives with advanced security features and lower manufacturing costs; however, there is no assurance that such product development efforts will be successful. These features are important for the Company's existing and future optical memory card markets. The decrease in R&E spending for the fiscal 2006 first quarter compared with the fiscal 2005 first quarter was mainly due to (1) about $200,000 due to the completion of major spending for the portable read-only drive and the reaching of decision milestones on other projects, (2) about $55,000 due to a reduction in occupancy costs resulting from the move last year, and (3) about $72,000 in direct cost transferred to the Global Investments Group equipment project and therefore shown under equipment held for resale. The Company anticipates the R&E spending will increase throughout the remainder of fiscal 2006.

OTHER INCOME, NET

        Other income, net for the first quarter of fiscal 2006 was $96,000 consisting of $105,000 in interest income, partially offset by a $9,000 loss on the sale of capital equipment. Other income, net for the first quarter of fiscal 2005 was $23,000 consisting of $90,000 in interest income, partially offset by $61,000 in interest expense, and an $8,000 loss on the sale of capital equipment. The increase in interest income was mainly due to an increase in interest rates. The decrease of interest expense was due primarily to the elimination of the long-term debt in fiscal 2005.

INCOME TAXES

        The Company recorded an income tax expense of $26,000 in the fiscal 2005 first quarter. The Company's income tax expense for fiscal 2005 first quarter was recorded on profit generated in Germany. The amount of income tax expense recorded in Germany was based upon the Company's anticipated tax rate for the full fiscal year. No income tax benefit was recognized during the fiscal 2006 first quarter on operating losses generated in the U.S.

LIQUIDITY AND CAPITAL RESOURCES

                                                     JUNE 30         MARCH 31
                                                       2005            2005
                                                       ----            ----
                                                          (IN THOUSANDS)

           Cash, cash equivalents and short-term     $ 13,624        $ 10,115
             investments
           Cash, cash equivalents, short-term and    $ 16,124        $ 16,415
             long-term investments

                                                                          THREE MONTHS ENDED
                                                                               JUNE 30,
                                                                 2005            2004            CHANGE
                                                                 ----            ----            ------
                                                                            (IN THOUSANDS)
           Net cash provided by operating activities          $    208        $   2,520       $  (2,312)
           Net cash used in investing activities              $ (2,489)       $    (861)      $    1,628
           Net cash used in financing activities                     -        $  (1,202)      $  (1,202)

        The Company's primary sources of liquidity consisted of approximately $13.6 million in cash, cash equivalents and short-term investments and approximately $2.5 million in long-term investments for a total of approximately $16.1 million as of June 30, 2005 compared to approximately $10.1 million in cash, cash equivalents and short-term investments and approximately $6.3 million in long-term investments for a total of approximately $16.4 million as of March 31, 2005. During the three-month period ended June 30, 2005, the decrease of $2.3 million in cash and cash equivalents was primarily related to approximately $0.4 million of capital expenditure and $2 million of net purchase of short and long-term investments. The current ratio was 3.5 to 1 as of June 30, 2005.

        The decrease in cash provided by operating activities was mainly due to the acquisition of $1.1 million of equipment for the GIG contract recorded as equipment held for resale, the $0.6 million increase in inventories, and the $0.7 million increase in accounts receivable this year. Also, last year in the first quarter, the Company received $2 million license fee payment from GIG recorded as deferred revenue, and paid down approximately $1.7 million in accounts payable mainly for leasehold improvements for the Company's new facility. During the three months period ended June 30, 2005, the amount of $2.5 million in advance payment was received from GIG related to the contract for card-manufacturing license, sales of required equipment and support services.

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

        As a result of the $1.7 million net loss recorded for the fiscal 2006 first quarter, the Company's accumulated deficit increased to $28.8 million. Stockholders' equity decreased to $24.8 million mainly due to the net loss recorded.

        The increase in net cash used for investing activities in the fiscal 2006 first quarter as compared to the fiscal 2005 first quarter was due primarily to $2 million of net purchase of liquid investments in the first quarter of fiscal 2006 versus $0.7 million of net proceeds from maturities of investments in the first quarter of fiscal 2005 and purchases of property and equipment of $0.5 million in the first quarter of fiscal 2006 versus $1.5 million in the first quarter of fiscal 2005.

        The Company considers all highly liquid investments, consisting primarily of commercial paper, discount notes, and U.S. government bonds, with original or remaining maturities of three months or less at the date of purchase, to be cash equivalents. All investments with original or remaining maturities of more than three months but not more than one year at the date of purchase are classified as short-term. Investments with original or remaining maturities of more than one year at the date of purchase are classified as long-term. The Company determines the length of its investments after considering its cash requirements and yields available for the type of investment considered by the Company. Management also determines the appropriate classification of debt and equity securities at the time of purchase and reevaluates the classification of investments as of each balance sheet date. As of June 30, 2005 the Company had $14.4 million classified as short-term and long-term investments, compared with $12.4 million at March 31, 2005. All auction rate securities are accounted for as available-for-sale and all other interest-bearing securities are accounted for as held-to-maturity.

        The Company made capital equipment and leasehold improvement purchases of approximately $0.5 million during fiscal 2006 first quarter compared with approximately $1.5 million during the fiscal 2005 first quarter. As of June 30, 2005, the Company has non-cancelable purchase orders of $1.8 million primarily for raw materials. The Company's current card capacity, assuming optimal card type mix, is estimated at approximately 16 million cards per year. The Company plans to purchase additional production equipment in a series of steps when deemed appropriate by the Company. The Company is also increasing production capacity for cards with new structures used by the programs in Canada, Italy, and a Middle Eastern country. In addition to investment used for expansion, the Company expects to make additional capital expenditures for cost savings, quality improvements, and other purposes. The Company plans to use cash on hand and cash generated from operations to fund capital expenditures of approximately $7 million for equipment and leasehold improvements for card production, read/write drive tooling and assembly, and general support items as customer orders justify the investment.

        The decrease in net cash used for financing activities in the fiscal 2006 first quarter as compared to the fiscal 2005 first quarter was due primarily to the repayment in full of bank loans and long-term debt during fiscal 2005.

        There were no new debts in financing activities for the fiscal 2006 first quarter ended June 30, 2005.

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

        WE HAVE INCURRED NET LOSSES DURING THE PAST TEN QUARTERS AND MAY NOT BE ABLE TO GENERATE SUFFICIENT REVENUE IN THE FUTURE TO ACHIEVE OR SUSTAIN PROFITABILITY. As of June 30, 2005, we had an accumulated deficit of $28.8 million and we incurred a loss of $1.7 million for the first quarter of fiscal 2006, $8.9 million in fiscal 2005 and $12.4 million in fiscal 2004. Although we operated profitably for fiscal 1999 through fiscal 2003, we have incurred significant losses in the past, including in fiscal 1997 and 1998, and we incurred losses in fiscal 2004 and in fiscal 2005 due primarily to gaps in orders for our cards while we increased our manufacturing capacity for expected future orders. Also, during fiscal 2005 we incurred approximately $660,000 of incremental consulting and auditing expenses for implementation of Sarbanes-Oxley Section 404. There can be no assurance that we will generate enough card revenues in the near term or ever to become profitable. We are relying upon our optical memory card technology to generate future product revenues, earnings, and cash flows. If alternative technologies emerge or if we are otherwise unable to compete, we may not be able to achieve or sustain profitability on a quarterly or annual basis. Annual or quarterly losses would also continue if increases in product revenues or license revenues do not keep pace with increased selling, general, administrative, research and engineering expenses and the depreciation and amortization expenses associated with capital expenditures.

        OUR PRODUCT REVENUES WILL NOT GROW IF WE DO NOT WIN NEW BUSINESS IN THE U.S. AND ABROAD. Fiscal 2005 revenues included sales of approximately $6 million of Green Cards and Laser Visa BCCs, and we expect revenues of at least $8.5 million for these programs in fiscal 2006. The Company expects these revenues could grow to up to $10 million annually thereafter ($7.5 million for Green Cards and $2.5 million for Laser Visa BCCs) if the government continues to personalize cards at that rate and continues to maintain an inventory level equal to six-months of usage. Other optical memory card programs that are emerging programs or prospective applications in various countries include identification cards for Italy and a Middle Eastern country; and motor vehicle registration cards in India.

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

        For the ID program in a Middle Eastern country, we shipped $0.6 million of cards during fiscal 2005 and $0.5 million in the first quarter of fiscal 2006 during the experimental phase of the program. Negotiations are in process for follow-on orders. There can be no assurance that we will be able to successfully conclude such negotiations or that sizable orders will follow even if we are successful.

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

        ONE VALUE ADDED RESELLER IS THE CONTRACTOR FOR OUR U.S. AND CANADIAN GOVERNMENT CUSTOMERS AND ANOTHER VALUE ADDED RESELLER PURCHASES CARDS FROM US FOR THE ITALIAN NATIONAL ID CARD PROGRAM. HAVING TO REPLACE EITHER OF THESE VALUE ADDED RESELLERS COULD INTERRUPT OUR U.S., CANADIAN, OR ITALIAN GOVERNMENT BUSINESS. The largest purchaser of LaserCard products has been Anteon International Corporation, one of our value-added resellers (VARs). Anteon is the government contractor for LaserCard product sales to the U.S. Department of Homeland Security, U.S. Department of State, U.S. Department of

Defense, and the government of Canada. Under government contracts with Anteon, the U.S. Department of Homeland Security purchases Green Cards and U.S. Department of State purchases Laser Visa BCCs; the U.S. Department of Defense purchases Automated Manifest System cards; and the Canadian government purchases Permanent Resident Cards. Encompassing all of these programs, our product sales to Anteon represented 31% of total revenues for fiscal 2005, 72% of total revenues for fiscal 2004 and 94% of total revenues for fiscal 2003. However, since our customers are national governments, we are not dependent upon any one specific contractor for continued revenues from these programs. Although not anticipated, if Anteon were to discontinue its participation as contractor, other qualified contractors could be utilized by those governments for purchasing our products, although the process of doing so could cause the U.S. program delays. Concerning Italy, during fiscal 2005 and 2004, 26% and 22% of the Company's revenues were derived from sales of cards and read/write drives for the government of Italy for its CIE card program, respectively. The revenues generated from this program were immaterial in fiscal 2003. Card orders under this program are placed with the Company through a VAR, Laser Memory Card SPA of Italy. According to Italian government sources, the distribution of this new national ID card has started in a number of the 56 Italian communities that were scheduled to be activated under the program during 2004. If this program were to be discontinued or interrupted by the Italian government, the Company would lose one of its significant sources of optical memory card revenues.

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

        WE MAY NOT BE ABLE TO ADAPT OUR TECHNOLOGY AND PRODUCTS TO COMMERCIAL APPLICATIONS WHICH GENERATE MATERIAL AMOUNTS OF REVENUE AND PROFIT. THIS WOULD LIMIT THE FUTURE GROWTH OF OUR BUSINESS TO THE GOVERNMENT SECTOR AND THE LACK OF DIVERSIFICATION EXPOSES US TO ENHANCED RISK OF COMPETITION. We are seeking commercial applications for our optical memory products in order to lessen our dependence upon the government sector. Our efforts to develop OpticalProximity with HID Corporation are but one example. We may be unsuccessful in these efforts in which case we would not obtain the diversity of revenues we are seeking for the future. If the use of our technology remains limited to secure ID card applications for government use, then we are more susceptible to other technologies and products making in-roads or to political pressures or changing laws

        IF WE ARE UNABLE TO ADAPT TO TECHNOLOGICAL CHANGES IN THE DATA CARD INDUSTRY AND IN THE INFORMATION TECHNOLOGY INDUSTRY GENERALLY, WE MAY NOT BE ABLE TO EFFECTIVELY COMPETE FOR FUTURE BUSINESS. The information technology industry is characterized by rapidly changing technology and continuing product evolution. The future success and growth of our business will require the ability to maintain and enhance the technological capabilities of the LaserCard product line. There can be no assurance that the Company's products currently sold or under development will remain competitive or provide sustained revenue growth.

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

        WE ARE SUBJECT TO RISKS ASSOCIATED WITH CHANGES IN FOREIGN CURRENCY EXCHANGE RATES. Part of the manufacturing process of the LaserCard products that we sell in Italy takes place in our operations in Germany. Also, some of the raw materials we use to manufacture optical memory cards are sourced in Europe. These costs are denominated in euros, the currency used in much of Europe. However, when we sell our finished products the prices that we charge are denominated in United States dollars. Accordingly, we are subject to exposure if the exchange rate for euros increases in relation to the United States dollar. During fiscal 2005, we experienced a $0.2 million loss on foreign currency exchange. As of June 30, 2005, we had not entered into a forward exchange contract to hedge against or potentially minimize the foreign currency exchange risk.

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

        There were no material changes during the first quarter of fiscal 2006 in the Company's exposure to market risk for changes in interest rates.

        The following summarizes short-term and long-term investments at fair value, weighted average yields and expected maturity dates as of June 30, 2005 (in thousands):

                                                         2006            2007           TOTAL
                                                         ----            ----           -----
         Auction rate securities                       $  7,150        $     --        $  7,150
         Weighted Average Yield                           3.26%              --           3.26%
         U.S. Government and Agency Obligations           4,754           2,474           7,228
         Weighted Average Yield                           2.04%           2.80%           2.30%
                                                       --------        --------        --------

         Total Investments                             $ 11,904        $  2,474        $ 14,378
                                                       ========        ========        ========

        FOREIGN CURRENCY EXCHANGE RATE RISK. The Company's U.S. Operations sell products in various international markets. To date an immaterial amount of sales have been denominated in euros. In addition, some raw material purchases and purchased services are denominated in euros. As of June 30, 2005, the outstanding balance of a debt relating to the acquisition of Challenge Card Design Plastikkarten GmbH and cards & more GmbH, of Germany was immaterial. Accordingly, the exchange rate risk related to this debt is minimal. The Company had not entered into a forward exchange contract to hedge against or potentially minimize the foreign currency exchange risk. We will continue to evaluate our exposure to foreign currency exchange rate risk on a regular basis.

        The income statements of the Company's non-U.S. operations are translated into U.S. dollars at the average exchange rate in each applicable period. To the extent the U.S. dollar weakens against euro, the translation of euro denominated transactions results in increased revenues, operating expenses and net income for the non-U.S. operations. Similarly, the Company's revenues, operating expenses and net income will decrease for the non-U.S. operations if the U.S. dollar strengthens against euro. For the three-month period ended June 30, 2005, the fluctuation of the average exchange rate as compared to the average exchange rate from fiscal 2005 was immaterial. Additionally, the assets and liabilities of the non-U.S. operations are translated into U.S. dollars at exchange rates in effect as of the applicable balance sheet dates, and revenue and expense accounts of these operations are translated at average exchange rates during the applicable period the transactions occur. Translation gains and losses are included as an adjustment to stockholders' equity.

ITEM 4.  CONTROLS AND PROCEDURES

     (A) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. The Company's principal executive officer and principal financial officer have evaluated the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) as of the end of the period covered by this Form 10Q and have determined that they are reasonable taking into account the totality of the circumstances.

     (B) CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING. There were no significant changes in the Company's internal control over financial reporting that occurred during the first quarter of fiscal 2006 that have materially affected, or are reasonably likely to materially affect, such control.

PART II.  OTHER INFORMATION

Item 1. - Legal Proceedings

None

Item 2. - Changes in Securities and Use of Proceeds

     None

Item 3. - Defaults Upon Senior Securities

     None

Item 4. - Submission of Matters to a Vote of Security Holders

     None

Item 5. - Other Information

     None

Item 6. - Exhibits

     (a)    Exhibit No.        Exhibit Description
            -----------        -------------------


            3(I) Certificate of Incorporation: Exhibit 3.1 of the registrant's annual report on Form 10-K for the fiscal year ended March 31, 2005, filed with the SEC on June 15, 2005, is hereby incorporated by reference

            3(II) Bylaws: Exhibit 3.2 of the registrant's annual report on Form 10-K for the fiscal year ended March 31, 2005, filed with the SEC on June 15, 2005, is hereby incorporated by reference

            10.1-10.8          Material Contracts: Exhibits 10.1 through 10.8
                               listed in registrant's annual report on Form 10-K for the fiscal year ended March 31, 2005, filed with the SEC on June 15, 2005, are hereby incorporated by reference.

            31.1               Rule 13a-14(a) Certification of Richard M.
                               Haddock, principal executive officer is filed herewith.

            31.2 Rule 13a-14(a) Certification of Steven G. Larson, principal financial officer is filed herewith.

            32.1 Section 1350 Certification of Richard M. Haddock, chief executive officers is filed herewith.

            32.2 Section 1350 Certification of Steven G. Larson, chief financial officer is filed herewith.

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

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

LASERCARD CORPORATION
(Registrant)

         Signature                                   Title                                   Date
         ---------                                   -----                                   ----

/s/ Richard M. Haddock                  Chief Executive Officer                           August 8, 2005
--------------------------------        (Principal Executive Officer)
Richard M. Haddock


/s/ Steven G. Larson                    Vice President of Finance and Treasurer           August 8, 2005
--------------------------------        (Principal Financial Officer and
Steven G. Larson                        Principal Accounting Officer)

                                INDEX TO EXHIBITS

                                [Part II, ITEM 6]

Exhibit
Number         Description
------         -----------

3(I) Certificate of Incorporation: Exhibit 3.1 of the registrant's annual report on Form 10-K for the fiscal year ended March 31, 2005, filed with the SEC on June 15, 2005, is hereby incorporated by reference

3(II) Bylaws: Exhibit 3.2 of the registrant's annual report on Form 10-K for the fiscal year ended March 31, 2005, filed with the SEC on June 15, 2005, is hereby incorporated by reference

10.1-10.8      Material Contracts: Exhibits 10.1 through 10.8 listed in
               registrant's annual report on Form 10-K for the fiscal year ended
               March 31, 2005, filed with the SEC on June 15, 2005, are hereby incorporated by reference.


31.1 Rule 13a-14(a) Certification of Richard M. Haddock, principal executive officer, follows on page 35

31.2 Rule 13a-14(a) Certification of Steven G. Larson, principal financial officer follows on page 36

32.1 Section 1350 Certification of Richard M. Haddock, chief executive officers follows on page 37

32.2 Section 1350 Certification of Steven G. Larson, chief financial officer follows on page 38