Form 10-Q
period 2005-09-30
LASERCARD CORP
filed 2005-11-03
CIK 30140

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2005


                              LASERCARD CORPORATION
                              ---------------------
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

Number of outstanding shares of common stock, $.01 par value, at October 31, 2005: 11,436,794

                           Exhibit Index is on Page 35

                           Total number of pages is 39


TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION                                                           Page Number

         Item 1.   Condensed Consolidated Financial Statements (Unaudited)                    2
                   Condensed Consolidated Balance Sheets                                      3
                   Condensed Consolidated Statements of Operations                            4
                   Condensed Consolidated Statements of Cash Flows                            5
                   Notes to Condensed Consolidated Financial Statements                       6

         Item 2.   Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                                       14

         Item 3.   Quantitative and Qualitative Disclosures about Market Rate Risks          31

         Item 4.   Controls and Procedures                                                   32

PART II. OTHER INFORMATION

         Item 1.   Legal Proceedings                                                         32

         Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds               32

         Item 3.   Defaults Upon Senior Securities                                           32

         Item 4.   Submission of Matters to a Vote of Security Holders                       32

         Item 5.   Other Information                                                         33

         Item 6.   Exhibits                                                                  33

SIGNATURES                                                                                   34

EXHIBIT INDEX                                                                                35
-----------------------------------------------------------------------------------------------------



PART I.  FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


                                                  2


                                    LASERCARD CORPORATION AND SUBSIDIARIES
                                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                                  (UNAUDITED)
                              (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


                                                                               SEPTEMBER 30,       MARCH 31,
                                                                                   2005              2005 *
                                                                                   ----              ----
                                                    ASSETS
Current assets:
   Cash and cash equivalents                                                    $    2,246        $    3,965
   Short-term investments                                                           15,050             6,150
   Accounts receivable, net                                                          2,770             1,934
   Inventories                                                                       7,452             7,909
   Prepaid and other current assets                                                    881             1,352
                                                                                ----------        ----------
      Total current assets                                                          28,399            21,310

Property and equipment, net                                                         11,808            12,532
Long-term investments                                                                   --             6,300
Equipment held for resale                                                            5,459             4,061
Patents and other intangibles, net                                                     913               923
Goodwill                                                                             3,321             3,321
Note receivable                                                                        205               220
Other non-current assets                                                               185               101
                                                                                ----------        ----------
           Total assets                                                         $   50,290        $   48,768
                                                                                ==========        ==========

                                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                             $    1,458        $    2,105
   Accrued liabilities                                                               2,026             2,312
   Deferred tax liability                                                              596               641
   Advance payments from customers                                                   1,754             1,167
   Deferred revenue                                                                    525               539
   Bank borrowings                                                                     105                --
                                                                                ----------        ----------
      Total current liabilities                                                      6,464             6,764

Advance payments from customers                                                     17,000            13,000
Deferred revenue, net of current portion                                             2,000             2,000
Deferred rent                                                                          442               326
                                                                                ----------        ----------
           Total liabilities                                                        25,906            22,090
                                                                                ----------        ----------

Commitments and contingencies

Stockholders' equity:
   Common Stock                                                                        114               114
   Additional paid-in capital                                                       54,179            54,155
   Accumulated deficit                                                             (29,404)          (27,145)
   Accumulated other comprehensive income                                               21               209
   Treasury stock                                                                     (526)             (655)
                                                                                ----------        ----------
           Total stockholders' equity                                               24,384            26,678
                                                                                ----------        ----------

               Total liabilities and stockholders' equity                       $   50,290        $   48,768
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


                                                      3

                                        LASERCARD CORPORATION AND SUBSIDIARIES
                                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                     (UNAUDITED)
                                       (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                              Three Months Ended            Six Months Ended
                                                                 September 30,                September 30,
                                                             2005           2004          2005           2004
                                                             ----           ----          ----           ----
Revenues
       Total revenues....................................  $   8,699      $   7,773     $  15,693      $  16,483
                                                           ---------      ---------     ---------      ---------

Cost of product sales....................................      6,206          5,842        11,360         12,208
                                                           ---------      ---------     ---------      ---------

       Gross profit .....................................      2,493          1,931         4,333          4,275
                                                           ---------      ---------     ---------      ---------

Operating expenses:
    Selling, general, and administrative expenses........      2,612          2,809         5,743          5,843
    Research and engineering expenses....................        552            723         1,051           1574
                                                           ---------      ---------     ---------      ---------
       Total operating expenses..........................      3,164          3,532         6,794          7,417
                                                           ---------      ---------     ---------      ---------

          Operating loss.................................       (671)        (1,601)       (2,461)        (3,142)
                                                           ----------     ---------     ----------     ---------

Other income, net........................................        108             62           204             85
                                                           ---------      ---------     ---------      ---------

          Loss before income taxes.......................       (563)        (1,539)       (2,257)        (3,057)

Income tax expense (benefit).............................          1            (18)            1              8
                                                           ---------      ---------     ---------      ---------

          Net loss.......................................  $    (564)     $  (1,521)    $  (2,258)     $  (3,065)
                                                           =========      =========     =========      =========

Net loss per share:
          Basic and diluted net loss per share...........  $    (.05)     $    (.13)    $    (.20)     $    (.27)
                                                           =========      =========     =========      =========

Weighted-average shares of common stock used in
    computing basic and diluted, net loss per share......     11,355         11,368        11,350         11,388



          The accompanying notes are an integral part of these condensed consolidated financial statements.


                                                          4

                                      LASERCARD CORPORATION AND SUBSIDIARIES
                                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   (UNAUDITED)
                                                  (IN THOUSANDS)

                                                                                           SIX MONTHS ENDED
                                                                                             SEPTEMBER 30,
                                                                                        2005             2004
                                                                                        ----             ----
Cash flows from operating activities:
     Net loss ...................................................................    $  (2,258)       $  (3,065)
     Adjustments to reconcile net loss to net cash provided by (used in)
       operating activities:
         Depreciation and amortization...........................................        1,286            1,352
         Provision for doubtful account receivable...............................           --                2
         Provision for excess and obsolete inventory.............................          258                5
         Provision for product return reserve....................................           38              209
         Stock-based compensation................................................           67               54
         Loss on disposal of equipment...........................................            7                7
     Changes in operating assets and liabilities:
         Increase in accounts receivable.........................................         (994)            (180)
         Decrease (increase) in inventories......................................          116              (50)
         Increase in equipment held for resale...................................       (1,399)            (861)
         Decrease in other assets................................................          442              169
         Increase in other non-current assets....................................          (62)              --
         Decrease in accounts payable and accrued liabilities....................         (921)          (2,253)
         Increase in deferred revenue............................................           20            2,077
         Increase in deferred rent...............................................          116               --
         Decrease in deferred income tax liabilities.............................          --               (33)
         Increase in advance payments from customers.............................        4,596            6,164
                                                                                     ---------        ---------

              Net cash provided by operating activities..........................        1,312            3,597
                                                                                     ---------        ---------

Cash flows from investing activities:
     Purchases of property and equipment.........................................         (667)          (2,250)
     Proceeds from sale of equipment.............................................           --                2
     Investment in patents and other intangibles.................................          (60)             (64)
     Purchases of investments....................................................       (2,600)              --
     Proceeds from maturities of investments.....................................           --            1,927
                                                                                     ---------        ---------

              Net cash used in investing activities..............................       (3,327)            (385)
                                                                                     ---------        ---------

Cash flows from financing activities:
     Proceeds from sale of common stock through stock plans......................          154              255
     Bank loan...................................................................          108             (718)
     Decrease in short-term and long-term debts..................................           --             (606)
     Stock repurchases...........................................................           --             (656)
                                                                                     ---------        ---------

              Net cash provided by (used in) financing activities................          262           (1,725)
                                                                                     ---------        ---------

              Effect of exchange rate changes on cash............................           34               40
                                                                                     ---------        ---------

Net (decrease) increase in cash and cash equivalents.............................       (1,719)           1,527

Cash and cash equivalents:
     Beginning of period.........................................................        3,965           11,688
                                                                                     ---------        ---------
     End of period...............................................................    $   2,246        $  13,215
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


1. BASIS OF PRESENTATION

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

        These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto for the fiscal year ended March 31, 2005, included in the Company's Annual Report on Form 10-K.

        The results of operations for the three and six-month periods ended September 30, 2005 are not necessarily indicative of results to be expected for the entire fiscal year ending March 31, 2006.

        FISCAL PERIOD: For purposes of presentation, the Company labels its annual accounting period end as March 31 and its interim quarterly periods as ending on the last day of the corresponding month. The Company, in fact, operates and reports based on quarterly periods ending on the Friday closest to month end. The 13-week second quarter of fiscal 2006 ended on September 30, 2005, and the 13-week second quarter of fiscal 2005 ended on October 1, 2004.


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

        FOREIGN CURRENCY TRANSACTIONS. The functional currency of the Company's foreign subsidiaries is the local currency. The financial statements of these subsidiaries are translated to United States dollars using period-end rates of exchange for assets and liabilities and average rates of exchange for each quarter for revenues and expenses. Translation gains (losses) are recorded in accumulated other comprehensive income as a component of stockholders' equity. Net gains and losses resulting from foreign exchange transactions are included in selling, general and administrative expenses and were not significant during the periods presented.

        CONCENTRATION OF CREDIT RISK. The following customers accounted for more than 10% of accounts receivable at September 30, 2005 and March 31, 2005 respectively:

                                   SEPTEMBER 30,        MARCH 31,
                                       2005               2005
                                       ----               -----

             Customer A                 25%                 27%
             Customer B                 20%                 --
             Customer C                 12%                 --


        MAJOR CUSTOMERS. The following customers accounted for more than 10% of revenues for the periods shown below. The revenue from these customers was attributable to both the optical memory card and the optical card drive segments. No other customer accounted for more than 10% of revenues during these periods.

                                THREE MONTHS ENDED       SIX MONTHS ENDED
                                   SEPTEMBER 30,           SEPTEMBER 30,
                                2005         2004       2005         2004
                                ----         ----       ----         ----

             Customer A          36%          18%        39%          20%
             Customer B          15%          47%        10%          44%
             Customer C          11%          --          NA          --


        CASH AND CASH EQUIVALENTS, SHORT-TERM INVESTMENTS AND LONG-TERM INVESTMENTS. The Company considers all highly liquid investments, consisting primarily of commercial paper, discount notes and U.S. government bonds, with maturities of three months or less at the date of purchase, to be cash equivalents. Cash equivalents at September 30, 2005 and March 31, 2005 were $2.2 million and $4 million, respectively. As of September 30, 2005 and March 31, 2005, the Company held auction rate securities which have been accounted for as available-for-sale and classified as short-term investments. The fair values of the auction rate securities, based on quoted market prices, were substantially equal to their carrying costs due to the frequency of the reset dates. Short-term investments also include investments with maturities at date of purchase of more than three months and up to one year and investments initially classified as long-term with remaining maturities of less than one year. All investments with maturities of greater than one year are classified as long-term investments. Management determines the appropriate classification of debt securities at the time of purchase and reevaluates the classification of investments as of each balance sheet date.

        All short-term investments, except for auction rate securities which are recorded at fair value, and long-term investments are classified as held to maturity and are stated in the balance sheet at amortized cost. As such investments are classified as held to maturity, no unrealized gains or losses are recorded. The carrying amounts of individual held to maturity securities are reviewed at the balance sheet date for potential impairment. As of September 30, 2005 and March 31, 2005, the Company has determined that an impairment which was "other than temporary" has not occurred.

        DERIVATIVE FINANCIAL INSTRUMENTS, the Company uses short-term foreign exchange forward contracts to mitigate foreign currency risk associated primarily with intercompany loans (denominated in Euros) to its German subsidiaries. Our foreign exchange forward contracts are not designated for accounting purposes as hedging instruments under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. Accordingly, any gains or losses resulting from changes in the fair value of the forward contract are reported in selling, general and administrative expenses. The gains and losses on these forward contracts generally offset gains and losses associated with the underlying foreign currency denominated intercompany loans. At September 30, 2005 we had a foreign exchange forward contract with a maturity of less than 30 days to purchase 1.9 million Euros. The fair value of the forward contract was not material at September 30, 2005.

        INVENTORIES: Inventories are stated at the lower of cost or market, with cost determined on a first-in, first-out basis and market based on the lower of replacement cost or estimated realizable value. The components of inventories are (in thousands):

                                      SEPTEMBER 30,      MARCH 31,
                                          2005             2005
                                          ----             ----

             Raw materials             $    4,917       $    4,891
             Work-in-process                1,215              739
             Finished goods                 1,320            2,279
                                       ----------       ----------
                                       $    7,452       $    7,909
                                       ==========       ==========


        NET LOSS PER SHARE: Basic and diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding. As the effect of common stock equivalents would be antidilutive, stock options and warrants were excluded from the calculation of diluted net loss per share for the three-month and six-month periods ended September 30, 2005 and 2004. Accordingly, basic and diluted net loss per share were the same for the three and six-months ended September 30, 2005 and 2004.

        REVENUE RECOGNITION. Product sales primarily consist of optical cards, optical card read/write drives and specialty cards and card printers. The Company recognizes revenue from product sales when the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the fee is fixed or determinable; and (4) collectibility is reasonably assured. The Company recognizes revenue on product sales at the time of shipment when shipping terms are F.O.B. shipping point, orders are placed pursuant to a pre-existing sales arrangement and there are no post-shipment obligations other than warehousing under a U.S. government subcontract or customer acceptance criteria. Where appropriate, provision is made at the time of shipment for estimated warranty costs and estimated returns. The total amounts of actual warranty costs and returns activity were $58,000 and $121,000 for the three-month periods ended September 30, 2005 and 2004, respectively. The total amount of actual warranty costs and returns activity were $106,000 and $242,000 for the six-month periods ended September 30, 2005 and 2004, respectively.

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

Revenues on fixed price contracts are recognized on the percentage of completion method based on the ratio of total costs incurred to date compared to estimated total costs to complete the contract. Estimates of costs to complete include material, direct labor, overhead and allowable general and administrative expenses. In circumstances where estimates of costs to complete a project cannot be reasonably estimated, but it is assured that a loss will not be incurred, the percentage-of-completion method based on a zero profit margin, rather than the completed-contract method, is used until more precise estimates can be made. The full amount of an estimated loss is charged to operations in the period it is determined that a loss will be realized from the performance of a contract. During the three-month periods ended September 30, 2005 and 2004, the Company recognized approximately $24,000 and $21,000 of revenues based on a zero profit margin, respectively. During the six-month periods ended September 30, 2005 and 2004, the Company recognized approximately $66,000 and $86,000 of revenues based on a zero profit margin, respectively.

        The Company applies the provisions of Statement of Position (SOP) No. 97-2, "Software Revenue Recognition," as amended by Statement of Position 98-9, "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions" to all transactions involving the sale of software products. Revenue from the license of the Company's software products is recognized when persuasive evidence of an arrangement exists, the software product has been delivered, the fee is fixed or determinable and collectibility is probable, and, if applicable, upon acceptance when acceptance criteria are specified or upon expiration of the acceptance period. Software revenue was immaterial for three-month and six-month periods ended September 30, 2005 and 2004.

        License revenue, which may consist of up-front license fees and long-term royalty payments, is recognized as revenue when earned. There were no license revenue and cost of license revenue recorded for the three-month and six-month periods ended September 30, 2005 or 2004.

        In the fiscal 2005 first quarter, the Company sold a card-manufacturing license, effective April 3, 2004, to Global Investments Group (GIG), based in Auckland, New Zealand, for card manufacturing in Slovenia. This agreement provides for payments to the Company of $14 million for a 20-year license and five-year training support package, followed by $15 million paid $1 million annually for ongoing support for an additional 15 years. Additionally, the Company is to sell approximately $12 million worth of the required manufacturing equipment and installation support for the new facility to be built by GIG to provide a targeted initial manufacturing capacity of 10 million optical cards annually. The agreement provides options to increase capacity to 30 million cards per year. As of September 30, 2005 the Company had $5.5 million of this equipment classified as equipment held for resale on its balance sheet. The Company has received $19 million of payments called for in the agreements, consisting of a partial payment for the equipment of $5 million and $14 million for the license fee and support. For the $19 million the Company received, $17 million was recorded as advance payments from customers and $2 million for the licensing fee was recorded as deferred revenue, which were both classified as long term liabilities within the consolidated balance sheets. In addition to the $41 million discussed above, GIG is to pay the Company royalties for each card produced under the license. The territories covered by the license include most of the European Union and eastern European regions. GIG has exclusive marketing rights in certain territories, with performance goals to maintain these rights. The Company will assign a person on site during the license term to assist with quality, security and operational procedures, with the mutual goal that the facility and the cards made in the facility conform to the Company's standards. The Company also retains rights to utilize up to 20% of the new facility capacity as backup and capacity buffer to augment its own card manufacturing facilities in Mountain View, California. The granting of this license to GIG establishes a potential second source supplier of optical memory cards for existing and prospective customers who may request multiple sources for cards. Revenue will be recognized over the remaining term of the agreement beginning when operation of the factory commences which GIG has targeted for calendar year 2006.

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

        Significant management judgment is required in determining the provision for income taxes and, in particular, any valuation allowance recorded against the Company's deferred tax assets. The Company determined as of December 31, 2003, that it was necessary to increase the valuation allowance under SFAS No. 109 to the full amount of the deferred tax asset due to the Company's recent cumulative tax loss history for the two-year period ended March 31, 2004, income statement loss history over the previous five quarters and the difficulty in forecasting the timing of future revenue as evidenced by the deviations in achieved revenues from expected revenues during the previous few quarters and taking into account the newness of certain customer relationships. As a result, the Company determined that a full valuation allowance was required. As of September 30, 2005, the Company continues to provide for a full valuation allowance of $18.5 million relating to its U.S. operations.

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


                                                                  THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                     SEPTEMBER 30,                  SEPTEMBER 30,
                                                                2005             2004          2005             2004
                                                                ----             ----          ----             ----
Net loss, as reported....................................... $    (564)       $  (1,521)     $  (2,258)       $  (3,065)
                                                             =========        =========      =========        =========

Add: Stock-based employee compensation expense
    included in reported net loss...........................        35               21             67               54

Deduct: total stock-based employee compensation
    determined under fair value based method for all
    awards .................................................      (377)            (534)          (703)            (966)
                                                             ---------        ---------      ---------        ---------
Pro forma net loss.......................................... $    (906)       $  (2,034)     $  (2,894)       $  (3,977)
                                                             =========        =========      =========        =========

 Loss per common share:
    Basic and diluted - as reported......................... $    (.05)       $    (.13)     $    (.20)       $    (.27)
                                                             =========        =========      =========        =========
    Basic and diluted - pro forma........................... $    (.08)       $    (.18)     $    (.25)       $    (.35)
                                                             =========        =========      =========        =========

Shares used in computing basic and diluted pro forma
    Net loss per share:
    Basic and diluted.......................................    11,355           11,368         11,350           11,388

        The Company computed the fair value of each option grant on the date of grant using the Black-Scholes option valuation model with the following assumptions:

                                                   THREE MONTHS ENDED              SIX MONTHS ENDED
                                                      SEPTEMBER 30,                  SEPTEMBER 30,
                                                  2005            2004           2005            2004
                                                  ----            ----           ----            ----
Risk-free interest rate.........................  4.23%           3.65%          3.81-4.23%      3.65%
Average expected life of option.................  8 years         5 years        5 years         5 years
Dividend yield..................................  0%              0%             0%              0%
Volatility of common stock......................  55%             55%            55%             55%
Weighted average fair value of option grants      $5.93           $4.91          $3.35           $4.91

        There were 30,000 and 434,800 options granted during the three and six-month periods ended September 30, 2005, respectively. There were 39,000 options granted during both the three and six-month periods ended September 30, 2004.

3. SEGMENT REPORTING

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

        The accounting policies used to derive reportable segment results are the same as those described in the "Summary of Significant Accounting Policies." Resources are allocated to the optical memory card and optical card drive segments in a manner that optimizes optical memory card revenues and to the specialty card and card printers segment in a manner that optimizes consolidated income as determined by the chief operating decision maker. Segment revenues are comprised of sales to external customers. Segment gross profit (loss) includes all segment revenues less the related cost of sales. Accounts receivable, cash, deferred income taxes, prepaid expenses, fixed assets and inventory are not separately reported by segment to the chief operating decision maker. Therefore, the amount of assets by segment is not meaningful. There are no inter-segment sales or transfers. All of the Company's long-lived assets are attributable to the United States except for $3.2 million as of September 30, 2005 and $3.4 million as of March 31, 2005 that are attributable to Germany.

        The Company's chief operating decision maker is currently the Company's Chief Executive Officer. The chief operating decision maker reviews financial information presented on a consolidated basis that is accompanied by disaggregated information about revenues and gross profit (loss) by segment.

        The table below presents information for optical memory cards, optical card drives and specialty cards and card printers for the three and six-month periods ended September 30, 2005 and 2004 (in thousands):


                              THREE MONTHS ENDED SEPTEMBER 30, 2005            THREE MONTHS ENDED SEPTEMBER30, 2004
                              -------------------------------------            ------------------------------------

                            OPTICAL    OPTICAL     SPECIALTY                 OPTICAL     OPTICAL    SPECIALTY
                            MEMORY      CARD       CARDS &     SEGMENT       MEMORY       CARD      CARDS &     SEGMENT
                            CARDS      DRIVES      PRINTERS     TOTAL        CARDS       DRIVES     PRINTERS     TOTAL
Revenue                   $  5,612     $   374    $   2,713   $  8,699     $  5,116     $   155    $   2,498   $  7,769
Cost of sales                3,696         533        1,977      6,206        3,466         387        1,981      5,834
Gross profit (loss)          1,916        (159)         736      2,493        1,650        (232)         517      1,935
Depreciation and
  Amortization expense         403          33           69        505          374          91           66        465


                                SIX MONTHS ENDED SEPTEMBER 30, 2005              SIX MONTHS ENDED SEPTEMBER30, 2004
                                -----------------------------------              ----------------------------------

                            OPTICAL    OPTICAL     SPECIALTY                 OPTICAL     OPTICAL    SPECIALTY
                            MEMORY      CARD       CARDS &     SEGMENT       MEMORY       CARD      CARDS &     SEGMENT
                            CARDS      DRIVES      PRINTERS     TOTAL        CARDS       DRIVES     PRINTERS     TOTAL
Revenue                   $  9,477     $   683    $   5,533   $ 15,693     $ 10,750     $   444    $   5,278   $ 16,472
Cost of sales                6,448         952        3,960     11,360        7,346         914        3,924     12,184
Gross profit (loss)          3,029        (269)       1,573      4,333        3,404        (470)       1,354      4,288
Depreciation and
  Amortization expense         783          64          136        983          734          78          128        940

        The following is a reconciliation of segment results to amounts included in the Company's condensed consolidated financial statements:

                        THREE MONTHS ENDED SEPTEMBER 30, 2005    THREE MONTHS ENDED SEPTEMBER 30, 2004
                        -------------------------------------    -------------------------------------

                            SEGMENT                                 SEGMENT
                             TOTAL      OTHER (a)    TOTAL           TOTAL      OTHER (a)    TOTAL
                             -----      -----        -----           -----      -----        -----
Revenue                    $ 8,699      $   --      $ 8,699         $ 7,769     $    4      $ 7,773
Cost of sales                6,206          --        6,206           5,834          8        5,842
Gross profit (loss)          2,493          --        2,493           1,935         (4)       1,931
Depreciation and
  amortization expense         505         147          652             465        178          643


                         SIX MONTHS ENDED SEPTEMBER 30, 2005      SIX MONTHS ENDED SEPTEMBER 30, 2004
                         -----------------------------------      -----------------------------------

                            SEGMENT                                 SEGMENT
                             TOTAL      OTHER (a)    TOTAL           TOTAL      OTHER (a)    TOTAL
                             -----      -----        -----           -----      -----        -----
Revenue                    $15,693      $   --      $15,693         $16,472     $   11      $16,483
Cost of sales               11,360          --       11,360          12,184         24       12,208
Gross profit (loss)          4,333          --        4,333           4,288        (13)       4,275
Depreciation and
  amortization expense         983         303        1,286             940        412        1,352

        (a) Other revenue consists of miscellaneous items not associated with segment activities. Other cost of sales, depreciation and amortization expense represents corporate and other costs not directly associated with segment activities.

5. OTHER COMPREHENSIVE LOSS

        The following are the components of other comprehensive loss (in thousands):

                                                THREE MONTHS ENDED            SIX MONTHS ENDED
                                                   SEPTEMBER 30,                SEPTEMBER 30,
                                                   -------------                -------------

                                                2005          2004           2005          2004
                                                ----          ----           ----          ----
          Net loss                            $   (564)     $ (1,521)      $ (2,258)     $ (3,065)
          Net change in cumulative
          foreign currency translation
          adjustments                               16           129           (188)           94
                                              --------      --------       --------      --------
          Other comprehensive loss            $   (548)     $ (1,392)      $ (2,446)     $ (2,971)
                                              ========      ========       ========      ========

        As of September 30, 2005 and March 31, 2005, the components of accumulated other comprehensive income mainly consist of cumulative foreign currency translation adjustments of approximately $21,000 and $209,000, respectively.

6. RECENT ACCOUNTING PRONOUNCEMENTS

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

        In November 2004, the FASB issued SFAS No. 151, "Inventory Costs -- an Amendment of ARB No. 43, Chapter 4," which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage) be recognized as current period charges. In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 will be effective for inventory costs incurred in fiscal years beginning after June 15, 2005. The Company has not evaluated the impact of SFAS No. 151 to its overall result of operations or financial condition and does not expect the adoption will have a material impact on its result of operations or financial condition.

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

FORWARD-LOOKING STATEMENTS

        ALL STATEMENTS CONTAINED IN THIS REPORT THAT ARE NOT HISTORICAL FACTS ARE FORWARD-LOOKING STATEMENTS. THE FORWARD-LOOKING STATEMENTS IN THIS REPORT ARE MADE PURSUANT TO THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. THEY ARE NOT HISTORICAL FACTS OR GUARANTEES OF FUTURE PERFORMANCE OR EVENTS. RATHER, THEY ARE BASED ON CURRENT EXPECTATIONS, ESTIMATES, BELIEFS, ASSUMPTIONS, AND GOALS AND OBJECTIVES AND ARE SUBJECT TO UNCERTAINTIES THAT ARE DIFFICULT TO PREDICT. AS A RESULT, THE COMPANY'S ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THE STATEMENTS MADE. OFTEN SUCH STATEMENTS CAN BE IDENTIFIED BY THEIR USE OF WORDS SUCH AS "MAY," "WILL," "INTENDS," "PLANS," "BELIEVES," "ANTICIPATES," "VISUALIZES," "EXPECTS," AND "ESTIMATES." FORWARD-LOOKING STATEMENTS MADE IN THIS REPORT INCLUDE STATEMENTS AS TO THE COMPANY'S PLANS TO MERGE ONE OF ITS GERMAN SUBSIDIARIES INTO THE OTHER DURING CALENDAR 2005; THAT THE GERMAN SUBSIDIARIES WILL SUCCESSFULLY COMPLETE A CONTRACT FOR A CONVENTIONAL NON-OPTICAL CARD PRODUCTION FACILITY ON OR ABOUT DECEMBER 2006; THE COMPANY'S BELIEF THAT ITS U.S. GOVERNMENT CONTRACT WILL BE EXTENDED OR REPLACED PRIOR TO DELIVERY OF THOSE CARDS ORDERED PRIOR TO THE CONTRACT'S EXPIRATION IN NOVEMBER 2005; THE COMPANY'S BELIEFS AS TO CURRENT AND POTENTIAL MARKET SEGMENTS, CUSTOMERS, AND APPLICATIONS FOR AND DEPLOYMENT OF THE PRODUCTS OF THE COMPANY; THE ADVANTAGES OF, POTENTIAL INCOME FROM, AND DUTIES TO BE PERFORMED UNDER THE SALE OF A SECOND-SOURCE CARD MANUFACTURING LICENSE TO GLOBAL INVESTMENTS GROUP (GIG); FUTURE SCHEDULED PAYMENTS AND CONTINGENT ROYALTIES UNDER THE GIG CONTRACT, GIG'S TARGETED STARTUP DATE AND PRODUCTION CAPACITY, AND THAT THE COMPANY WILL SELL EQUIPMENT TO GIG, PROVIDE GIG WITH INSTALLATION SUPPORT, AND HAVE ON-SITE PERSONNEL; PRODUCTION QUANTITIES, DELIVERY RATES AND EXPECTED DELIVERY SCHEDULE, BACKLOG, AND REVENUE RECOGNITION FOR COMPANY PRODUCTS FOR U.S. OR FOREIGN GOVERNMENT PROGRAMS; PLANS TO INCREASE CARD PRODUCTION CAPACITY FOR ANTICIPATED INCREASES IN ORDERS INCLUDING $10 MILLION IN CAPITAL EQUIPMENT AND LEASEHOLD IMPROVEMENTS DURING THE NEXT NINE TO TWELVE MONTHS; ANTICIPATED CONTINUED USE OF THE COMPANY'S PRODUCTS BY THE GOVERNMENTS OF THE UNITED STATES, CANADA, A MIDDLE EASTERN COUNTRY, INDIA, COSTA RICA AND ITALY; THE NEED FOR, EXPECTED SUCCESS OF, AND POTENTIAL BENEFITS FROM THE COMPANY'S RESEARCH AND ENGINEERING EFFORTS AND WHETHER THEY CAN STIMULATE CARD SALES GROWTH, THE EFFECTS OF READ/WRITE DRIVE PRICES AND SALES VOLUME ON GROSS PROFITS OR GROSS MARGINS FROM READ/WRITE DRIVE SALES; BELIEF THAT A 10% INCREASE OR DECREASE IN SALES WILL NOT MATERIALLY AFFECT INVENTORY RESERVES; EXPECTATIONS REGARDING REVENUES, MARGINS, SG&A AND R&D EXPENSES, STATE INCOME TAXES, CAPITAL RESOURCES, AND CAPITAL EXPENDITURES AND INVESTMENTS, AND THE COMPANY'S DEFERRED TAX ASSET AND RELATED VALUATION ALLOWANCE; EXPECTED CARD ORDERS (INCLUDING THAT AN ORDER FROM THE MIDDLE EASTERN COUNTRY IS ANTICIPATED DURING FISCAL 2006 THIRD QUARTER) DELIVERY VOLUMES, ESTIMATES OF OPTICAL CARD PRODUCTION CAPACITY, EXPECTED CARD YIELDS THERE FROM, THE COMPANY'S ABILITY TO EXPAND PRODUCTION CAPACITY, AND THE COMPANY'S PLANS AND EXPECTATIONS REGARDING THE GROWTH AND ASSOCIATED CAPITAL COSTS OF SUCH CAPACITY; ESTIMATES THAT REVENUES AND ADVANCE PAYMENTS WILL BE SUFFICIENT TO GENERATE CASH FROM OPERATING ACTIVITIES OVER THE NEXT 12 MONTHS DESPITE EXPECTED QUARTERLY FLUCTUATIONS; EXPECTATIONS REGARDING MARKET GROWTH, PRODUCT DEMAND, AND THE CONTINUATION OF CURRENT PROGRAMS; POTENTIAL EXPANSION OR IMPLEMENTATION OF GOVERNMENT PROGRAMS UTILIZING OPTICAL MEMORY CARDS, INCLUDING WITHOUT LIMITATION, THOSE IN ITALY, INDIA, AND A MIDDLE EASTERN COUNTRY, AND THE TIMING OF THE AWARD OF ANY PRIME CONTRACTS FOR SUCH PROGRAMS AND THE AMOUNT OF CARD ORDERS IN SUCH PROGRAMS; AND THE COMPANY'S PLANS, OBJECTIVES, AND EXPECTED FUTURE ECONOMIC PERFORMANCE INCLUDING WITHOUT LIMITATION, ITS MARKETING OBJECTIVES AND DRIVE PRICING STRATEGY.

        THESE FORWARD-LOOKING STATEMENTS ARE BASED UPON THE COMPANY'S ASSUMPTIONS ABOUT AND ASSESSMENT OF THE FUTURE, WHICH MAY OR MAY NOT PROVE TRUE, AND INVOLVE A NUMBER OF RISKS AND UNCERTAINTIES INCLUDING, BUT NOT LIMITED TO, WHETHER THERE IS A MARKET FOR CARDS FOR HOMELAND SECURITY IN THE U.S. AND ABROAD, AND IF SO WHETHER SUCH MARKET WILL UTILIZE OPTICAL MEMORY CARDS AS OPPOSED TO OTHER TECHNOLOGY; CUSTOMER CONCENTRATION AND RELIANCE ON CONTINUED U.S. AND ITALIAN GOVERNMENT BUSINESS; RISKS ASSOCIATED WITH DOING BUSINESS IN AND WITH FOREIGN COUNTRIES; WHETHER THE COMPANY CAN SUCCESSFULLY INTEGRATE AND OPERATE ITS RECENTLY ACQUIRED GERMAN SUBSIDIARIES AND WHETHER THE COMPANY ENCOUNTERS DELAYS IN EFFECTING THEIR MERGER; WHETHER THE COMPANY WILL BE SUCCESSFUL IN ASSISTING GIG WITH FACTORY STARTUP AND TRAINING; WHETHER GIG WILL HAVE THE FINANCIAL WHEREWITHAL TO MAKE ITS REQUIRED PAYMENTS TO THE COMPANY AND TO OPERATE THE FACILITY; WHETHER THE FACILITY WILL EFFICIENTLY PRODUCE HIGH QUALITY OPTICAL MEMORY CARDS IN VOLUME AND THAT MEETS OUR STANDARDS; LENGTHY SALES CYCLES AND CHANGES IN AND DEPENDENCE ON GOVERNMENT POLICY-MAKING; RELIANCE ON VALUE-ADDED RESELLERS AND SYSTEM INTEGRATORS TO GENERATE SALES, PERFORM CUSTOMER SYSTEM INTEGRATION, DEVELOP APPLICATION SOFTWARE, INTEGRATE OPTICAL CARD SYSTEMS WITH OTHER TECHNOLOGIES, TEST PRODUCTS, AND WORK WITH GOVERNMENTS TO IMPLEMENT CARD PROGRAMS; RISKS AND DIFFICULTIES ASSOCIATED WITH DEVELOPMENT, MANUFACTURE, AND DEPLOYMENT OF OPTICAL CARDS, DRIVES, AND SYSTEMS; THE IMPACT OF LITIGATION; THE ABILITY OF THE COMPANY OR ITS CUSTOMERS TO INITIATE AND DEVELOP NEW PROGRAMS UTILIZING THE COMPANY'S CARD PRODUCTS; RISKS AND DIFFICULTIES ASSOCIATED WITH DEVELOPMENT, MANUFACTURE, AND DEPLOYMENT OF OPTICAL CARDS, DRIVES, AND SYSTEMS; POTENTIAL MANUFACTURING DIFFICULTIES AND COMPLICATIONS ASSOCIATED WITH INCREASING MANUFACTURING CAPACITY OF CARDS AND DRIVES, IMPLEMENTING NEW MANUFACTURING PROCESSES, AND OUTSOURCING MANUFACTURING; THE COMPANY'S ABILITY

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

CRITICAL ACCOUNTING POLICIES

        REVENUE RECOGNITION. Product sales primarily consist of optical card sales, sales of optical card read/write drives and sales of specialty cards and card printers. The Company recognizes revenue from product sales when the following criteria are met: (1) persuasive evidence of an arrangement exists;
(2) delivery has occurred; (3) the fee is fixed or determinable; and (4) collectibility is reasonably assured. The Company recognizes revenue on product sales at the time of shipment when shipping terms are F.O.B. shipping point, orders are placed pursuant to a pre-existing sales arrangement and there are no post-shipment obligations other than warehousing under a U.S. government subcontract or customer acceptance criteria. Where appropriate, provision is made at the time of shipment for estimated warranty costs and estimated returns. The total amounts of actual warranty costs and returns activity were $58,000 and $121,000 for the three-month periods ended September 30, 2005 and 2004, respectively. The total amount of actual warranty costs and returns activity were $106,000 and $242,000 for the six-month periods ended September 30, 2005 and 2004, respectively.

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

        The Company applies the provisions of Statement of Position 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts" (SOP 81-1) in applicable contracts. Revenues on time and materials contracts are recognized as services are rendered at contract labor rates plus material and other direct costs incurred. Revenues on fixed price contracts are recognized on the percentage of completion method based on the ratio of total costs incurred to date compared to estimated total costs to complete the contract. Estimates of costs to complete include material, direct labor, overhead and allowable general and administrative expenses. In circumstances where estimates of costs to complete a project cannot be reasonably estimated, but it is assured that a loss will not be incurred, the percentage-of-completion method based on a zero profit margin, rather than the completed-contract method, is used until more precise estimates can be made. The full amount of an estimated loss is charged to operations in the period it is determined that a loss will be realized from the performance of a contract. During the three-month periods ended September 30, 2005 and 2004, the Company recognized approximately $24,000 and $21,000 of revenues based on a zero profit margin, respectively. During the six-month periods ended September 30, 2005 and 2004, the Company recognized approximately $66,000 and $86,000 of revenues based on a zero profit margin, respectively.

        The Company applies the provisions of Statement of Position (SOP) No. 97-2, "Software Revenue Recognition," as amended by Statement of Position 98-9, "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions" to all transactions involving the sale of software products. Revenue from the license of the Company's software products is recognized when persuasive evidence of an arrangement exists, the software product has been delivered, the fee is fixed or determinable and collectibility is probable, and, if applicable, upon acceptance when acceptance criteria are specified or upon expiration of the acceptance period. Software revenue was immaterial for three-month and six-month periods ended September 30, 2005 and 2004.

        License revenue, which may consist of up-front license fees and royalty payments, is recognized as revenue when earned. The second-source card-manufacturing license sold in April 2004 to Global Investments Group provides for royalty payments to the Company for each card produced during the 20-year term of the license agreement. This is a multi-element arrangement as described in Emerging Issues Task Force (EITF) Issue No. 00-21; revenue derived from the payments will be recognized from time to time over the term of the license. Revenue will be recognized over the remaining term of the agreement beginning when operation of the factory commences. There was no cost of license revenue recorded for three-month and six-month periods ended September 30, 2005 and 2004, respectively

        ACCOUNTING FOR INCOME TAXES. As part of the process of preparing its consolidated financial statements, the Company is required to estimate income taxes in each of the jurisdictions in which it operates. This process involves estimating the actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the consolidated balance sheets. The Company must then assess the likelihood that the deferred tax assets will be recovered from future taxable income and to the extent that management believes recovery is not likely, the Company must establish a valuation allowance. To the extent that a valuation allowance is established or increased in a period, the Company includes an expense within the tax provision in the statements of operations.

        Significant management judgment is required in determining the provision for income taxes and, in particular, any valuation allowance recorded against the Company's deferred tax assets. As of September 30, 2005, the Company continues to provide for a full valuation allowance of $18.5 million relating to its U.S. operations

        In the event that actual results differ from Company estimates or that Company estimates are adjusted in future periods, the Company may need to adjust the amount of the valuation allowance based on future determinations of whether it is more likely than not that some or all of its deferred tax assets will be realized. A decrease in the valuation allowance would be recorded as an income tax benefit or a reduction of income tax expense or a credit to stockholders' equity. The Company's net operating losses available to reduce future taxable income expires on various dates from fiscal 2007 through fiscal 2024. To the extent that the Company generates taxable income in jurisdictions where the deferred tax asset relates to net operating losses that have been offset by a full valuation allowance, the utilization of these net operating losses would result in the reversal of the related valuation allowance.

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

        Management's analysis of the carrying value of its inventory is performed on a quarterly basis. With respect to inventory carrying values, the Company follows the principles articulated in Accounting Research Bulletin 43, Chapter 4, "Inventory Pricing," paragraphs 5 through 7 and 10 and other authoritative guidance (SAB 100) as it relates to determining the appropriate cost basis of inventory and determining whether firm, noncancelable purchase commitments should be accrued as a loss if forecasted demand is not sufficient to utilize all such committed inventory purchases. As part of the Company's quarterly excess/obsolete analysis, management also determines whether lower of cost or market adjustments (i.e., where selling prices less certain costs are not sufficient to recover inventory carrying values) are warranted; during the six-month periods ended September 30, 2005 and 2004, the Company has not recorded any significant lower of cost or market adjustments. In those instances where the Company has recorded charges for excess and obsolete inventory, management ensures that such new cost basis is reflected in the statement of operations if that inventory is subsequently sold. The Company's inventory reserves are based upon the lower of cost or market for slow moving or obsolete items. As a result, the Company believes a 10% increase or decrease of sales would not have a material impact on such reserves. The Company has not evaluated the impact of SFAS No. 151 "Inventory Costs - Amendment of ARB No. 43, Chapter 4" and does not expect the adoption will have a material impact on its results of operations or financial condition.

RESULTS OF OPERATIONS--FISCAL 2006 SECOND QUARTER AND FIRST SIX MONTHS COMPARED WITH FISCAL 2005 SECOND QUARTER AND FIRST SIX MONTHS

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

        The Company is in the process of merging cards & more GmbH into Challenge Card Design Plastikkarten GmbH. This merger is expected to be completed in this calendar year.

        In addition to using its own marketing staff in California, New York, and Germany, the Company utilizes value added reseller (VAR) companies and card distribution licensees for the development of markets and applications for LaserCard products. Product sales to VARs and licensees consist primarily of the Company's optical memory cards and optical card read/write drives. The Company also offers for sale, its customized software applications and add-on peripherals made by other companies (such as equipment for adding a digitized photo, fingerprint, or signature to the cards). These peripherals have not generated material revenue for the Company but have demonstrated various system options. The VARs/licensees may add application software, personal computers, and other peripherals, and then resell these products integrated into data systems. The Company is continuing its efforts to recruit new VARs and eliminate nonproductive VARs.

        Major near term growth potential for LaserCard optical memory cards are in government-sponsored identification programs in several countries. Since governmental card programs typically rely on policy-making, which in turn is subject to technical requirements, budget approvals, and political considerations, there is no assurance that these programs will be implemented as expected or that they will include optical cards. Objectives for long-term revenue growth include: (1) broaden the "Optical Memory" ("OM") products range to address lower end applications characterized by higher price sensitivity, (2) diversify OM products into, and effectively penetrate, industrial and commercial markets, (3) expand hardware product offering to address new markets and add value to current offering, (4) increase OM product revenues by selling more application software and integrated solutions.

        The table below presents consolidated revenue, excluding intercompany transactions, recorded by the U.S. and German operations for the three-month and six-month periods ended September 30, 2005 (in thousands):

                                    THREE-MONTH ENDED               SIX-MONTH ENDED
                                       SEPTEMBER 30,                  SEPTEMBER 30,
                                  2005             2004           2005             2004

         U.S operations         $   6,184       $   5,325       $  10,370        $  11,297
         German operations          2,515           2,448           5,323            5,186

        Revenues recorded by the U.S. operations are generally to a small number of government customers located throughout the world. Revenues recorded by the German operations are mainly for a relatively large number of commercial customers.

        The largest purchaser of LaserCard products is Anteon International Corporation (Anteon), a value-added reseller (VAR) of the Company. Anteon is the government contractor for LaserCard product sales to the U.S. Department of Homeland Security (DHS), U.S. Department of State (DOS), U.S. Department of Defense (DOD), and the government of Canada. Under government contracts with Anteon, the DHS purchases Green Cards and DOS Laser Visa BCCs; the DOD purchases Automated Manifest System cards; and the Canadian government purchases Permanent Resident Cards. Encompassing all of these programs, the Company's product sales to Anteon represented 36% and 39% for the three and six-month periods ended September 30, 2005 and 18% and 20% for the same periods a year ago. Another unaffiliated VAR, Laser Memory Card SPA of Italy, accounted for 15% and 10% for the three and six-month periods ended September 30, 2005 and 47% and 44% for the same periods a year ago mainly for the program in Italy. Another VAR, Orbit Company Ltd., accounted for 11% in the three months ended September 30, 2005 for the program in a Middle Eastern country.

        Revenues for the major programs are shown below as a percentage of total Company revenues

                                                            THREE MONTHS ENDED           SIX MONTHS ENDED
                                                               SEPTEMBER 30,               SEPTEMBER 30,
                                                          2005              2004      2005              2004
                                                          ----              ----      ----              ----
United States Green Cards and Laser Visa BCCs..........    25%                6%       29%                9%
Canadian Permanent Resident Cards......................    10%                9%        7%                8%
Italian Carta d'Identica Elettronica (CIE) Cards.......    15%               47%       10%               43%
National ID in a Middle Eastern Country................    13%                1%       11%                1%

        For the government of Italy, the Company received orders for Carta d'Identita Elettronica (CIE) cards and Permesso di Soggiorno Elettronico (PSE) cards during the second quarter in response to a law enacted by the Italian parliament that moves the CIE and PSE optical card programs into full implementation by requiring the issuance of electronic CIE and PSE cards instead of paper cards beginning January 2006. The orders received by the Company during the second quarter of fiscal 2006 were for $7 million of CIE cards scheduled for delivery prior to December 31, 2005, and $8 million of PSE cards scheduled for delivery prior to April 30, 2006. As the Company shipped approximately $1.2 million of cards during the second quarter, backlog at September 30, 2005, totaled $13.8 million for these programs. According to program descriptions released by the Italian government, CIE and PSE card orders could potentially reach 8 to 10 million cards and one million cards per year, respectively, when fully implemented which would result in annual revenues of $40 million to $50 million in total for CIE cards and PSE cards.

        The Company's current five-year U.S. government subcontract, as extended in May 2005, for U.S. Permanent Resident Cards (Green Cards) and Laser Visa BCCs was announced in June 2000 and will expire on November 26, 2005, which is when the last order under that subcontract may be placed. Backlog at September 30, 2005 for these programs, which is deliverable through January 2006, totaled $2.6 million. The Company expects that its U.S. government subcontract will be extended or replaced with a new subcontract prior to when it makes its last shipment under orders on hand or received in the future pursuant to the current subcontract although no assurance can be given. This subcontract was received by the Company through Anteon, a LaserCard VAR that is a U.S. government prime contractor. U.S. Laser Visa Border Crossing Cards (BCCs) and Green Cards for the U.S. Department of Homeland Security (DHS) are an important part of the Company's revenue base. For these programs, the Company recorded card revenues of $2.1 million and $0.5 million in the second quarters, and $4.6 million and $1.5 million in the first six months, of fiscal 2006 and 2005, respectively.

        For Canada's Permanent Resident Card program, the backlog at September 30, 2005 was $1.1 million deliverable through July 2006 at the rate of approximately $100,000 per month. The delivery rate is subject to increase or decrease by customer request.

        For the first six months period ended September 30, 2005, the Company shipped optical memory cards valued at $1.5 million for the national ID card program in a Middle Eastern country. The Company anticipates an additional order for this program later this calendar year.

        Effective April 3, 2004, the Company sold a license to Global Investments Group (GIG), based in Auckland, New Zealand, for card manufacturing in Slovenia. This agreement provides for payments to the Company of $14 million for a 20-year license and five-year training support package, followed by $15 million paid $1 million annually for ongoing support for an additional 15 years. Additionally, the Company is to sell approximately $12 million worth of the required manufacturing equipment and installation support for the new facility to be built by GIG to provide a targeted initial manufacturing capacity of 10 million optical cards annually. The agreement provides options to increase capacity to 30 million cards per year. As of September 30, 2005 the Company had acquired $5.5 million of this equipment classified as equipment held for resale on its balance sheet. The Company has received $19 million of payments called for in the agreements, consisting of a partial payment for the equipment of $5 million and $14 million for the license fee and support. For the $19 million the Company received, $17 million was recorded as advance payments from customers and $2 million for the licensing fee was recorded as deferred revenue, which were both classified as long term liabilities within the consolidated balance sheets. In addition to the $41 million discussed above, GIG is to pay the Company royalties for each card produced under the license. The territories covered by the license include most of the European Union and eastern European regions. GIG has exclusive marketing rights in certain territories, with performance goals to maintain these rights. The Company will assign a person on site during the license term to assist with quality, security and operational procedures, with the mutual goal that the facility and the cards made in the facility conform to the Company's standards. The Company also retains rights to utilize up to 20% of the new facility capacity as backup and capacity buffer to augment its own card manufacturing facilities in Mountain View, California. The granting of this license to GIG establishes a potential second source supplier of optical memory cards for existing and prospective customers who may request multiple sources for cards. Revenue will be recognized over the remaining term of the agreement beginning when operation of the factory commences, which GIG has targeted for calendar 2006. Subsequent to quarter end an additional $1.5 million was received from GIG bringing the total to $20.5 million.

        The Company plans to invest up to $10 million in additional capital equipment and leasehold improvement expenditures at its facilities when forecasts justify the investment. These expenditures could occur throughout the next nine to twelve months, as more fully discussed under "Liquidity and Capital Resources."

REVENUES

        PRODUCT REVENUES. The Company's total revenues for the three and six months periods ended September 30, 2005 and 2004 consisted of sales in its three segments of (1) optical memory cards, (2) optical card read/write drives, drive accessories, and maintenance, and (3) specialty cards and card printers, and other miscellaneous items. Sales in all three segments increased during the three months ended September 30, 2005 as compared to the same period a year ago, with the largest dollar increase in optical memory card product sales. The increases were driven by increased card volumes. The decrease in total revenues for the six-month periods ended September 30, 2005, as compared to the same period a year ago, was due primarily to the decrease of average selling price for optical memory cards. The average selling price decreased due to product mix. There was no price reduction during the period.

                                           THREE MONTHS ENDED                         SIX MONTHS ENDED
                                              SEPTEMBER 30,                            SEPTEMBER 30,

                                                         (IN THOUSANDS, EXCEPT PERCENTAGES)

                                     2005          2004         CHANGE        2005          2004         CHANGE
                                     ----          ----         ------        ----          ----         ------
Optical memory cards               $ 5,612       $ 5,116       $   496       $ 9,477       $10,750      $(1,273)
Percentage of total revenues            65%           66%                         61%           65%

Optical card read/write drives     $   374       $   155       $   219       $   683       $   444      $    239
Percentage of total revenues             4%            2%                          4%            3%

Specialty cards and card
  printers                         $ 2,713       $ 2,498       $   215       $ 5,533       $ 5,278      $    255
Percentage of total revenues            31%           32%                         35%           32%

Other                              $    --       $     4       $   (4)       $    --       $    11      $   (11)
Percentage of total revenues            --%           --%                         --%           --%

Total revenues                     $ 8,699       $ 7,773       $   926       $15,693       $16,483      $  (790)

        Optical memory cards revenue by major program was as follows (in thousands):

                                         THREE MONTHS ENDED            SIX MONTHS ENDED
                                            SEPTEMBER 30,                SEPTEMBER 30,

                                        2005           2004           2005           2004
                                        ----           ----           ----           ----
Green Cards & Laser Visas             $ 2,145        $   495        $ 4,620         $ 1,516
Italian Card Programs                   1,088          3,549          1,194           6,934
Canadian Permanent Resident Cards         831            662          1,055           1,325
National ID Cards in a Middle
Eastern country                           950             93          1,477             178

        Sales of Green Cards and Laser Visas increased as the U.S. government resumed orders to more closely match the issuance rate after reducing its inventory to approximately six months worth of cards. Sales of Italian CIE cards decreased as the second experimental phase wound down as preparations began for full implementation in calendar 2006. Sales of national ID cards for a Middle Eastern country increased and this program is in the early stages where shipments are sporadic.

        Optical card reader/write derive revenues consisted of revenue on read/write drives, drive service, and related accessories. The increases in the second quarter and first six months of fiscal 2006 as compared to the same periods a year ago were due primarily to an increase in unit sales volume for read/write drives.

        Specialty card and card printer revenues increased in fiscal 2006 compared with fiscal 2005 mainly due to sales of non-optical cards to a Middle Eastern country.

        LICENSE FEES AND OTHER REVENUES. There were no license revenues for the three and six-month periods ended September 30, 2005 and 2004. Effective April 3, 2004, the Company sold a second-source card-manufacturing license to the Global Investments Group, based in Auckland, New Zealand, for card manufacturing in Slovenia and began receiving cash payments discussed above in "Overview." Revenue will begin to be recorded when operation of their factory commences.

BACKLOG

        As of September 30, 2005, the backlog for LaserCard optical memory cards totaled $18.2 million mostly scheduled for delivery in fiscal 2006, compared with $6.4 million at September 30, 2004. Of this backlog, $13.8 million resulted from the CIE and PSE card orders for the Italian Program discussed above in "Overview". The

Company has only a few customers who generally place orders for a several-month period so that variations in order placement from a single customer can materially affect backlog. As a result, the relative size of our backlog has not been a reliable indicator of future sales revenue trends.

        The Company has no significant backlog for read/write drives.

        In addition, the backlog for Challenge Card Design Plastikkarten GmbH and cards & more GmbH as of September 30, 2005 for specialty cards and card printers totaled $0.4 million euros (approximately $0.5 million) and for a contract to develop a conventional non-optical card production facility totaled $0.7 million euros (approximately $0.8 million). Revenue on the contract for a conventional non-optical card production facility is being booked on a zero profit margin basis. Therefore, the total profit under this contract will be booked at completion on or about December 2006. The backlog for Challenge Card Design Plastikkarten GmbH and cards & more GmbH as of September 30, 2004 for specialty cards and card printers totaled 0.3 million euros (approximately $0.4 million) and for a contract to develop a conventional non-optical card production facility totaled 0.8 million euros ($1 million). The prior period backlog excludes about $1.1 million, that was included last year, for a partially completed contract that was subsequently canceled due to the insolvency of the customer.

GROSS MARGIN

Total gross margin was 29% for the three-month period ended September 30, 2005, 25% for the three-month period ended September 30, 2004, 28% for the six-month period ended September 30, 2005, and 26% for the six-month period ended September 30, 2004 as follows:


                                           THREE MONTHS ENDED                         SIX MONTHS ENDED
                                              SEPTEMBER 30,                            SEPTEMBER 30,

                                                         (IN THOUSANDS, EXCEPT PERCENTAGES)

                                     2005          2004         CHANGE        2005          2004         CHANGE
                                     ----          ----         ------        ----          ----         ------
Optical memory cards               $ 1,916       $ 1,650       $   266       $ 3,029       $ 3,404      $  (375)
Percentage of optical memory
cards revenue                           34%           32%                         32%           32%

Optical card read/write drives     $  (159)      $  (232)      $    73       $  (269)      $  (470)     $    201
Percentage of optical card
read/write drive revenue                NM            NM                          NM            NM

Specialty cards and card printers  $   736       $   517       $   219       $ 1,573       $ 1,354      $    219
Percentage of specialty cards and
card printers revenue                   27%           21%                         29%           26%

Other                              $    --       $    (4)      $     4       $    --       $   (13)     $     13
Percentage of other revenues            NM            NM                          NM            NM

Total gross margin                 $ 2,493       $ 1,931       $   562       $ 4,333       $ 4,275      $     58
Percentage of total revenues            29%           25%                         28%          26%

        OPTICAL MEMORY CARDS. Optical memory card gross margin can vary significantly based on average selling price, sales and production volume, mix of card types, production efficiency and yields, and changes in fixed costs. The gross margin increase in the second quarter of fiscal 2006 as compared to the same period a year ago was due to the increase in production unit volume and the corresponding increased absorption of fixed costs. The decrease in gross profit for the first six months was due to product mix partially offset by increased manufacturing yields and efficiency. The Company anticipates that the optical memory card gross margin will increase as revenue increases due to current booked orders.

        READ/WRITE DRIVES, MAINTENANCE, AND RELATED ITEMS. Gross margin in this segment can vary significantly based upon sales and production volume, changes in fixed costs, and the inclusion of optional features and software licenses on a per-drive basis. Read/write drive gross margin is generally negative, inclusive of fixed overhead costs, due to low sales volume. The increases in gross margin during the second quarter and first six months of fiscal 2006 as compared to the same periods a year ago were primarily due to an increase in revenues. The Company anticipates that quarterly negative gross profits will continue in the future unless sales volume is sufficient to cover fixed costs. Also, unless per drive system software licenses are included in future orders, the Company believes that margins will be below 10% when sales volume is sufficient to result in positive gross margin due to the Company's strategy to price drives at close to the cost in order to help promote optical memory card sales.

        SPECIALTY CARDS AND CARD PRINTERS. Specialty card and card printer gross margins have historically fluctuated between 21% and 31% primarily depending upon product mix.

OPERATING EXPENSES

                                                          THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                              SEPTEMBER 30,                    SEPTEMBER 30,
                                                                             (IN THOUSANDS)

                                                       2005       2004      CHANGE       2005       2004      CHANGE
                                                       ----       ----      ------       ----       ----      ------
      Selling, general and administrative expenses   $  2,612   $  2,809    $  (197)   $  5,743   $  5,843    $  (100)
      Research and engineering expenses              $    552   $    723    $  (171)   $  1,051   $  1,574    $  (523)

        SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES (SG&A). The decrease of SG&A expenses in the three-month period ended September 30, 2005 as compared to the same period a year ago was due primarily to a $72,000 decrease for salaries and a $100,000 decrease in legal expenses. For the six-month period ended September 30, 2005, the decrease of SG&A expenses as compared to the same period a year ago, was due primarily to a $153,000 decrease in legal expenses. The Company believes that SG&A expenses for the remainder fiscal 2006 will be higher than fiscal 2005 levels, mainly due to increases in marketing and selling expenses and management incentives.

        RESEARCH AND ENGINEERING EXPENSES (R&E). The Company is continuing its efforts to develop new optical memory card features and structures, including various sheet-lamination card structures, the insertion of contactless chips with radio frequency (RF) capability, OptiChip(TM), OVD (optically variable device) products, and associated media development; enhanced optical memory card read/write drives and read-only drives (readers); and new software products in an effort to provide new products that can stimulate optical memory card sales growth. For example, the Company recently has developed a prototype of a LaserCard handheld reader. The Company anticipates that these ongoing research and engineering efforts will result in new or enhanced card capabilities, production-model read-only drives, or drives with advanced security features and lower manufacturing costs; however, there is no assurance that such product development efforts will be successful. These features are important for the Company's existing and future optical memory card markets. The decrease in R&E spending for fiscal 2006 is primarily due to the completion of major spending for the LaserCard handheld reader, coupled with being between phases of the new card media development project and the completion of a card material and other projects. The Company anticipates the R&E spending will increase throughout the remainder of fiscal 2006 mainly for new media and commercial product development.

OTHER INCOME, NET

        Other income, net for the second quarter of fiscal 2006 was $108,000 consisting of mainly $115,000 in interest income partially offset by $7,000 in interest expense, compared with $62,000 for the second quarter of fiscal 2005 consisting of mainly $96,000 in interest income partially offset by $34,000 in interest expense. The other income, net for the first six months of fiscal 2006 was $204,000 mainly consisting of $220,000 of interest income partially offset by $16,000 in miscellaneous expenses, compared with $85,000 consisting of mainly $186,000 in interest income partially offset by $96,000 in interest expense for the first six months of fiscal 2005. The increase in interest income was mainly due to the increase in interest rates on our invested funds while we eliminated our interest expense by paying off our long-term debt during fiscal 2005.

INCOME TAXES

        The Company recorded an income tax expense of $1,000 for the second quarter of fiscal 2006 compared with an income tax benefit of $18,000 for the second quarter of fiscal 2005. For the first six months of fiscal 2006, the Company recorded an income tax expense of $1,000 compared with an income tax expense of $8,000 for the first six months of fiscal 2005. The amount of the tax benefit recorded for the first six months of fiscal 2005 was due to the operating loss incurred in the Company's German operation in the second quarter of fiscal 2005 while the amount of tax expenses recorded for the first six months of fiscal 2006 was due primarily to taxes incurred in the Company's German operations. The Company anticipates that it will record a tax provision for state taxes if and when profitability occurs at the approximate rate of 10% of income from U.S. operations. Also, federal alternative minimum taxes and taxes on profits of the German operations will result in tax expense.

LIQUIDITY AND CAPITAL RESOURCES

                                                       SEPTEMBER 30,   MARCH 31,
                                                           2005         2005
                                                           ----         ----
                                                             (IN THOUSANDS)

          Cash, cash equivalents and short-term         $  17,296     $  10,115
          investments
          Cash, cash  equivalents, short-term  and      $  17,296     $  16,415
          long-term investments


                                                              SIX MONTHS ENDED
                                                                SEPTEMBER 30,
                                                      2005          2004        CHANGE
                                                      ----          ----        ------
                                                               (IN THOUSANDS)
      Net cash provided by operating activities     $  1,312      $  3,597     $ (2,285)
      Net cash used in investing activities         $ (3,327)     $   (385)    $ (2,942)
      Net cash provided by (used in) financing      $    262      $ (1,725)    $  1,987
      activities

        The Company's primary sources of liquidity consisted of approximately $17.3 million in cash, cash equivalents and short-term investments and no long-term investments as of September 30, 2005 compared to approximately $10.1 million in cash, cash equivalents and short-term investments and approximately $6.3 million in long-term investments for a total of approximately $16.4 million as of March 31, 2005. During the six-month period ended September 30, 2005, the increase of $7.2 million in cash, cash equivalents and short-term investments was primarily related to approximately $1.3 million provided by operations and $6.3 million transferred from long-term investments. The current ratio was 4.4 to 1 as of September 30, 2005.

        Cash provided by operating activities was $1.3 million for the six-month period ended September 30, 2005 compared with $3.6 million for the same period last year. The difference in cash provided by operating activities between the two periods was largely due to the amount of payments received from GIG.

        The Company believes that the estimated level of revenues and advance payments over the next 12 months will be sufficient to generate cash from operating activities over the same period. However, quarterly fluctuations are expected. Operating cash flow could be negatively impacted to a significant degree if GIG does not make the required payments as scheduled, or if either of the Company's largest U.S. government programs were to be delayed, reduced, canceled, or not extended, if the Italian CIE card program does not grow as planned internally, and if these programs are not replaced by other card orders or other sources of income. Over the next six to nine months, the amount of equipment purchased for GIG will approximately equal the amount of cash the Company expects to receive from GIG.

        Other than a small short-term working capital line of credit utilized by a subsidiary in Germany, the Company has not established a line of credit and has no current plans to do so. The Company may negotiate a line of credit if and when it becomes appropriate, although no assurance can be made that such financing would be available on favorable terms or at all, if needed.

        As a result of the $0.6 million net loss recorded for the fiscal 2006 second quarter, the Company's accumulated deficit increased to $29.4 million. Stockholders' equity declined $2.3 million during the first half of fiscal 2006 due primarily to losses of approximately that amount.

        The increase in net cash used for investing activities in the fiscal 2006 first six month as compared to the fiscal 2005 first six months was due primarily to $2.6 million of net purchase of liquid investments in the first six months of fiscal 2006 versus $1.9 million of net proceeds from maturities of investments in the first six months of fiscal 2005 and purchases of property and equipment of $0.7 million in the first six months of fiscal 2006 versus $2.3 million in the first six months of fiscal 2005.

        The Company considers all highly liquid investments, consisting primarily of commercial paper, discount notes, and U.S. government bonds, with original or remaining maturities of three months or less at the date of purchase, to be cash equivalents. All investments with original or remaining maturities of more than three months but not more than one year at the date of purchase are classified as short-term. Investments with original or remaining maturities of more than one year at the date of purchase are classified as long-term. The Company determines the length of its investments after considering its cash requirements and yields available for the type of investment considered by the Company. Management also determines the appropriate classification of debt and equity securities at the time of purchase and reevaluates the classification of investments as of each balance sheet date. As of September 30, 2005 the Company had $15 million classified as short-term investment and had no long-term investment, compared with $12.4 million at March 31, 2005. All auction rate securities are accounted for as available-for-sale and all other interest-bearing securities are accounted for as held-to-maturity.

        As of September 30, 2005, the Company has non-cancelable purchase orders of $2.7 million primarily for raw materials. The Company's current card capacity, assuming optimal card type mix, is estimated at approximately 16 million cards per year. The Company plans to purchase additional production equipment in a series of steps when deemed appropriate by the Company. The Company is also increasing production capacity for cards with new structures used by the programs in Canada, Italy, and a Middle Eastern country. In addition to investment used for expansion, the Company expects to make additional capital expenditures for cost savings, quality improvements, and other purposes. The Company plans to use cash on hand and cash generated from operations to fund capital expenditures of approximately $10 million for equipment and leasehold improvements over the next nine to twelve months for card production, read/write drive tooling and assembly, and general support items as customer orders justify the investment.

        The decrease in net cash used for financing activities in the fiscal 2006 first six months as compared to the fiscal 2005 first six months was due primarily to the stock repurchase from open market combined with, repayment in full of bank loans and long-term debt during fiscal 2005.

        Other than the $108,000 draw on a line of credit for working capital by a subsidiary in Germany, there were no debt financing activities for the fiscal 2006 second quarter ended September 30, 2005.

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

        WE HAVE INCURRED NET LOSSES DURING THE PAST ELEVEN QUARTERS AND MAY NOT BE ABLE TO GENERATE SUFFICIENT REVENUE IN THE FUTURE TO ACHIEVE OR SUSTAIN PROFITABILITY. As of September 30, 2005, we had an accumulated deficit of $29 million and we incurred a loss of $2.3 million for the first six months of fiscal 2006, $8.9 million in fiscal 2005 and $12.4 million in fiscal 2004.

Although we operated profitably for fiscal 1999 through fiscal 2003, we also have incurred losses in fiscal 1997 and 1998 in addition to those of the past eleven quarters. There can be no assurance that we will generate enough card revenues in the near term or ever to become profitable. We are relying upon our optical memory card technology to generate future product revenues, earnings, and cash flows. If alternative technologies emerge or if we are otherwise unable to compete, we may not be able to achieve or sustain profitability on a quarterly or annual basis. Annual or quarterly losses would also continue if increases in product revenues or license revenues do not keep pace with increased selling, general, administrative, research and engineering expenses and the depreciation and amortization expenses associated with capital expenditures.

        OUR PRODUCT REVENUES WILL NOT GROW IF WE DO NOT WIN NEW BUSINESS IN THE U.S. AND ABROAD. Fiscal 2005 revenues included sales of approximately $6 million of Green Cards and Laser Visa BCCs, and we expect revenues from these programs in fiscal 2006 of at least $8.5 million, of which $4.6 million has been shipped and $2.7 million is currently in backlog for shipment prior to January 31, 2006. The Company expects these revenues could grow to up to $10 million annually thereafter ($7.5 million for Green Cards and $2.5 million for Laser Visa BCCs) if the government continues to personalize cards at that rate and continues to maintain an inventory level equal to six-months of usage. Other optical memory card programs that are emerging programs or prospective applications in various countries include identification cards for Italy and a Middle Eastern country; and motor vehicle registration cards in India.

        For Italy, we delivered cards valued at $7.3 million in fiscal 2005 for Phase 2 of the Italian CIE card program but only $1.2 million for the first half of fiscal 2006. However, during the second quarter of fiscal 2006, we received a purchase order for $7 million of these cards scheduled to be completed in December 2005, of which $1.2 million was shipped during the second quarter, and an $8 million order of Permesso di Soggiorno Elettronico (PSE) cards scheduled to be completed in April 2006, for which shipments have not yet begun. There is no assurance that the foregoing orders will be shipped or that these government programs will be continued or implemented as anticipated.

        For the ID program in a Middle Eastern country, we shipped $0.6 million of cards during fiscal 2005 and $1.5 million in the first six months of fiscal 2006 during the experimental phase of the program. Negotiations are in process for follow-on orders. There can be no assurance that we will be able to successfully conclude such negotiations or that sizable orders will follow even if we are successful.

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

        ONE VALUE ADDED RESELLER IS THE CONTRACTOR FOR OUR U.S. AND CANADIAN GOVERNMENT CUSTOMERS AND ANOTHER VALUE ADDED RESELLER PURCHASES CARDS FROM US FOR THE ITALIAN NATIONAL ID CARD PROGRAM. HAVING TO REPLACE EITHER OF THESE VALUE ADDED RESELLERS COULD INTERRUPT OUR U.S., CANADIAN, OR ITALIAN GOVERNMENT BUSINESS. The largest purchaser of LaserCard products has been Anteon International Corporation, one of our value-added resellers (VARs). Anteon is the government contractor for LaserCard product sales to the U.S. Department of Homeland Security, U.S. Department of State, U.S. Department of Defense, and the government of Canada. Under government contracts with Anteon, the U.S. Department of Homeland Security purchases Green Cards and U.S. Department of State purchases Laser Visa BCCs; the U.S. Department of Defense purchases Automated Manifest System cards; and the Canadian government purchases Permanent Resident Cards. Encompassing all of these programs, our product sales to Anteon represented 39% of total revenues for the first half of fiscal 2006, 31% of total revenues for fiscal 2005, 72% of total revenues for fiscal 2004 and 94% of total revenues for fiscal 2003. However, since our customers are national governments, we are not dependent upon any one specific contractor for continued revenues from these programs. Although not anticipated, if Anteon were to discontinue its participation as contractor, other qualified contractors could be utilized by those governments for purchasing our products, although the process of doing so could cause the U.S. program delays. Concerning Italy, during fiscal 2005 and 2004, 26% and 22% of the Company's revenues were derived from sales of cards and read/write drives for the government of Italy for its CIE card program, respectively, while the current backlog for delivery in the second half of fiscal 2006 for CIE and related PSE cards amounts to about 3/4 of total backlog. The revenues generated from this program were immaterial in fiscal 2003. Card orders under this program are placed with the Company through a VAR, Laser Memory Card SPA of Italy. This program has entered the full implementation phase and the Company has received an initial order worth $7 million for optical memory cards. If this program were to be discontinued or interrupted by the Italian government, the Company would lose one of its significant sources of optical memory card revenues.

        OUR CONTRACT WITH THE U.S. GOVERNMENT, ONE OF OUR LARGER ULTIMATE CUSTOMERS WILL EXPIRE IN NOVEMBER 2005. EVEN IF A NEW CONTRACT IS ISSUED, THE U.S. GOVERNMENT HAS THE RIGHT TO DELAY ITS ORDERS OR COULD CHANGE ITS TECHNOLOGY DECISIONS, WHICH WOULD RESULT IN ORDER DELAYS OR LOSSES. Our U.S. government subcontract expires on November 26, 2005, which is therefore the last date we may receive an order. While we have received orders for $7.3 million in optical memory cards deliverable through January 2006, further orders will require a new contract unless they are received by the VAR prior to November 26, 2005. Based on events to date, the Company believes another extension to the current contract or a follow-on contract will be issued prior to the completion of deliveries under the existing contract; however, there is no assurance that a follow-on contract will be issued by the U.S. government or, if not, that any additional card orders will be received prior to November 26, 2005. Under U.S. government procurement regulations, the government reserves certain rights, such as the right to withhold releases, to reduce the quantities released, extend delivery dates, reduce the rate at which cards are issued, and cancel all or part of its unfulfilled purchase orders. Our U.S. government card deliveries depend upon the issuance of corresponding order releases by the government to its prime contractor and, in turn, to us, and we believe that these orders will continue. Losses would continue if either of our largest U.S. government programs were to be delayed, canceled, or not extended and not be replaced by other card orders or other sources of income, or if the government were to change its technology decisions, or if increases in product revenues or licenses do not keep pace with increased marketing, research and engineering, and depreciation on capital equipment. For example, the U.S. government acting through its prime contractor delayed orders for Green Cards during fiscal 2004 due to a design change and again in the first part of fiscal 2005 because of excess inventory, which resulted in a gap in production of several months, and which in turn significantly affected our operating results for the first half of fiscal 2005. Any future excess inventory held by the U.S. government for example due to delayed funding or a slower than anticipated program volume, or any future changes to the design of the cards may result in future gaps in orders or production which may negatively impact our operating results.

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

        IF WE ARE UNABLE TO BUY RAW MATERIALS IN SUFFICIENT QUANTITIES AND ON A TIMELY BASIS, WE WILL NOT BE ABLE TO DELIVER PRODUCTS TO CUSTOMERS ON TIME WHICH COULD CAUSE US TO LOSE CUSTOMERS, AND OUR REVENUES COULD DECLINE. We depend on sole source and limited source suppliers for optical card raw materials. Such materials include plastic films used in optical memory card production, which are available from one supplier in the U.S. and from multiple foreign suppliers. Processing chemicals, inks, and bonding adhesives are obtained from various U.S. and foreign suppliers. Certain photographic films are commercially available solely from Eastman Kodak Company, of the United States. No assurance can be given that Kodak will continue to supply such photographic films on a satisfactory basis and in sufficient quantities. If Kodak were to discontinue manufacturing the film from which our optical media is made, we would endeavor to establish an alternate supplier for such film, although the purchase price could increase and reliability and quality could decrease from a new supplier. No assurance can be given that there will be adequate demand to attract a second source. In addition, an alternate supplier could encounter technical issues in producing the film as there may be know-how and manufacturing expertise which Kodak has developed over the years which an alternate supplier may have difficulty to replicate. We have pre-purchased a long-term supply of the film used to produce mastering loops for prerecording cards. With regard to the film from which our optical media is made, we currently have an order which Kodak has accepted with deliveries scheduled through April 2006. If Kodak announced that it was no longer going to sell film, we would request that Kodak provide us with a last-buy opportunity which we would plan to take maximum advantage of, although no assurance can be given that Kodak would provide us with such an opportunity. We have film on hand plus on order that we believe would provide us with an adequate supply to meet anticipated demand until we could locate and begin volume purchases from a second source.

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

        SEVERAL OF OUR FOREIGN PROGRAMS INVOLVE OUR CARDS AS PART OF A SOLUTION WHICH INCLUDES TECHNOLOGIES OF THIRD PARTIES THAT ARE INTEGRATED BY OUR SYSTEMS INTEGRATOR CUSTOMER OR SUBCONTRACTOR. WE THEREFORE DO NOT HAVE CONTROL OVER THE OVERALL SYSTEM WHICH COULD LEAD TO TECHNICAL AND COMPATIBILITY ISSUES WHICH ARE DIFFICULT, EXPENSIVE, AND TIME CONSUMING TO SOLVE. THIS COULD CAUSE OUR ULTIMATE CUSTOMERS, GENERALLY GOVERNMENTS, TO FIND FAULT IN OPTICAL CARDS AND SWITCH TO OTHER SOLUTIONS EVEN THOUGH OUR OPTICAL TECHNOLOGY IS NOT THE ROOT CAUSE. In certain of our current foreign programs such as Italy, India, and a Middle Eastern country, and possibly in future other programs, various third party technologies such as contact or contactless chips will be added to our cards. The embedding or addition of other technologies to the LaserCard OMC, especially when contracted to independent third parties, could potentially lead to technical, compatibility and other issues. In such circumstances, it may be difficult to determine whether a fault originated with the Company's technology or that of a co-supplier. If such faults occur, they could be difficult, expensive, and time-consuming to resolve. Such difficulties could lead to our ultimate customers, the foreign governments, switching to other technologies even though optical technology is not the root cause. The resulting loss of customers would adversely affect our revenues.

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

        WE ARE SUBJECT TO RISKS ASSOCIATED WITH CHANGES IN FOREIGN CURRENCY EXCHANGE RATES. Part of the manufacturing process of the LaserCard products that we sell in Italy takes place in our operations in Germany. Also, some of the raw materials we use to manufacture optical memory cards are sourced in Europe. These costs are denominated in euros, the currency used in much of Europe. However, when we sell our finished products the prices that we charge are denominated in United States dollars. Accordingly, we are subject to exposure if the exchange rate for euros increases in relation to the United States dollar. During fiscal 2005, we experienced a $0.2 million loss on foreign currency exchange. As of September 30, 2005, we had not entered into a forward exchange contract to hedge against or potentially minimize the foreign currency exchange risk related to transactions other than those related to intercompany and external payables and receivables.

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

        There were no material changes during the second quarter of fiscal 2006 in the Company's exposure to market risk for changes in interest rates.

        The following summarizes short-term and long-term investments at fair value, weighted average yields and expected maturity dates as of September 30, 2005 (in thousands):

                                                             FISCAL YEARS
                                                        2006              2007        TOTAL
                                                        ----              ----        -----
         Auction rate securities                      $  7,750          $     --     $  7,750
         Weighted Average Yield                          2.59%                --        2.59%
         U.S. Government and Agency Obligations          7,224                --        7,224
         Weighted Average Yield                          3.77%                --        3.77%
                                                      --------          --------     --------

         Total Investments                            $ 14,974          $     --     $ 14,974
                                                      ========          ========     ========

        FOREIGN CURRENCY EXCHANGE RATE RISK. The Company's U.S. Operations sell products in various international markets. To date an immaterial amount of sales have been denominated in euros. In addition, some raw material purchases and purchased services are denominated in euros. As of September 30, 2005, the outstanding balance of a debt relating to the acquisition of Challenge Card Design Plastikkarten GmbH and cards & more GmbH, of Germany was immaterial. Accordingly, the exchange rate risk related to this debt is minimal.

        In September 2005, the Company entered into a short-term forward exchange contract to hedge intercompany loans receivable which denominated in Euro to minimize the foreign currency exchange risk. As of September 30, 2005, the short-term forward exchange contract was outstanding with a notional amount of Euro 1.9 million and the Company is required to close the position on October 28, 2005. This contract primarily hedges intercompany loans receivable with the respective gains and losses being reported in SG&A. Accordingly, these gains and losses were not material for the three and six-month periods ended September 30, 2005.

        The income statements of the Company's non-U.S. operations are translated into U.S. dollars at the average exchange rate in each applicable period. To the extent the U.S. dollar weakens against euro, the translation of euro denominated transactions results in increased revenues, operating expenses and net income for the non-U.S. operations. Similarly, the Company's revenues, operating expenses and net income will decrease for the non-U.S. operations if the U.S. dollar strengthens against euro. For the six-month period ended September 30, 2005, the fluctuation of the average exchange rate as compared to the average exchange rate from fiscal 2005 was immaterial. Additionally, the assets and liabilities of the non-U.S. operations are translated into U.S. dollars at exchange rates in effect as of the applicable balance sheet dates, and revenue and expense accounts of these operations are translated at average exchange rates during the applicable period the transactions occur. Translation gains and losses are included as an adjustment to stockholders' equity.

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

(B) CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING. There were no significant changes in the Company's internal control over financial reporting that occurred during the second quarter of fiscal 2006 that have materially affected, or are reasonably likely to materially affect, such control.


PART II.  OTHER INFORMATION

ITEM 1. - LEGAL PROCEEDINGS

        None

ITEM 2. - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

        None

ITEM 3. - DEFAULTS UPON SENIOR SECURITIES

        None

ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        At the Company's September 23, 2005 Annual Meeting of Stockholders, the Company's stockholders

(i)     re-elected the existing Board of Directors.
(ii) ratified the selection of Odenberg, Ullakko, Muranishi & Co., LLP as independent registered public accounting firm.
(iii) approved an amendment of the 2004 Equity Incentive Compensation Plan to increase by 315,000 the number of shares reserved for issuance thereunder.

        Of the 11,345,164 shares of common stock outstanding as of the record date of July 27, 2005, a total of 10,233,492 shares were voted in person or by proxy, representing 90% of the total votes eligible to be cast, constituting a majority and more than a quorum of the outstanding shares entitled to vote. Votes cast in connection with the election of directors were: Christopher J. Dyball (10,150,510 votes for re-election, 82,982 votes withheld), Richard M. Haddock (10,150,171 votes for re-election, 83,321 votes withheld), Arthur H. Hausman (9,451,510 votes for re-election, 781,982 votes withheld), Donald E. Mattson (10,133,540 votes for election, 99,952 votes withheld), Dan Maydan (10,089,824 votes for re-election, 143,668 votes withheld), Albert J. Moyer (10,140,110 votes for election, 93,382 votes withheld) and Walter F. Walker (9,453,579 votes for re-election, 779,913 votes withheld).

        For Proposal 2 Ratification of the Company's Independent Registered Public Accounting Firm, 10,155,629 shares were voted in favor, and there were 45,497 negative votes, 32,366 abstentions, and no broker non-votes.

        For Proposal 3 Approval of an amendment to the 2004 Equity Incentive Compensation Plan, 3,202,354 shares were voted in favor, and there were 966,530 negative votes, 40,939 abstentions, and 6,023,669 broker non-votes.

        There were no other matters submitted to a vote of security holders during the period for which this report is filed.

ITEM 5. - OTHER INFORMATION

        None.

ITEM 6. - EXHIBITS

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

        31.1 Rule 13a-14(a) Certification of Richard M. Haddock, chief executive officer is filed herewith.

        31.2 Rule 13a-14(a) Certification of Steven G. Larson, chief financial officer is filed herewith.

        32.1 Section 1350 Certification of Richard M. Haddock, chief executive officer is filed herewith.

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

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

LASERCARD CORPORATION
(Registrant)


       Signature                           Title                     Date
       ---------                           -----                     ----


/s/ Richard M. Haddock            Chief Executive Officer      November 03, 2005
---------------------------
Richard M. Haddock

/s/ Steven G. Larson              Chief Financial Officer      November 03, 2005
---------------------------
Steven G. Larson

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

31.1 Rule 13a-14(a) Certification of Richard M. Haddock, chief executive officer is filed herewith.

31.2 Rule 13a-14(a) Certification of Steven G. Larson, chief financial officer is filed herewith.

32.1 Section 1350 Certification of Richard M. Haddock, chief executive officer is filed herewith.

32.2 Section 1350 Certification of Steven G. Larson, chief financial officer is filed herewith.