Form 10-Q
period 2005-12-31
LASERCARD CORP
filed 2006-02-03
CIK 30140

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended December 31, 2005


                              LASERCARD CORPORATION
                              ---------------------
             (Exact name of registrant as specified in its charter)


           DELAWARE                        0-6377                77-0176309
           --------                        ------                ----------
(State or other jurisdiction of   (Commission File Number)    (I.R.S. Employer
incorporation or organization)                               Identification No.)


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

Number of outstanding shares of common stock, $.01 par value, at January 31, 2006: 11,485,276

                           Exhibit Index is on Page 36

                           Total number of pages is 40

TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION                                                         Page Number

         Item 1.   Condensed Consolidated Financial Statements (Unaudited)                  2
                   Condensed Consolidated Balance Sheets                                    3
                   Condensed Consolidated Statements of Operations                          4
                   Condensed Consolidated Statements of Cash Flows                          5
                   Notes to Condensed Consolidated Financial Statements                     6

         Item 2.   Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                                     15

         Item 3.   Quantitative and Qualitative Disclosures about Market Rate Risks        33

         Item 4.   Controls and Procedures                                                 34

PART II. OTHER INFORMATION

         Item 1.   Legal Proceedings                                                       34

         Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds             34

         Item 3.   Defaults Upon Senior Securities                                         34

         Item 4.   Submission of Matters to a Vote of Security Holders                     34

         Item 5.   Other Information                                                       34

         Item 6.   Exhibits                                                                34

SIGNATURES                                                                                 35

EXHIBIT INDEX                                                                              36
--------------------------------------------------------------------------------------------------


PART I.  FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


                                       2

                                     LASERCARD CORPORATION AND SUBSIDIARIES
                                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                                  (UNAUDITED)
                                                 (IN THOUSANDS)

                                                                                 DECEMBER 31,       MARCH 31,
                                                                                    2005               2005 *
                                                                                    ----               ----
                                                    ASSETS
Current assets:
   Cash and cash equivalents                                                      $      756        $   3,965
   Short-term investments                                                             20,350            6,150
   Accounts receivable, net                                                            1,766            1,934
   Inventories                                                                         8,242            7,909
   Prepaid and other current assets                                                    1,319            1,352
                                                                                 ------------      -----------
      Total current assets                                                            32,433           21,310

Property and equipment, net                                                           11,999           12,532
Long-term investments                                                                     --            6,300
Equipment held for resale                                                              5,673            4,061
Patents and other intangibles, net                                                       903              923
Goodwill                                                                               3,321            3,321
Note receivable                                                                          202              220
Other non-current assets                                                                 163              101
                                                                                 ------------      -----------
         Total assets                                                             $   54,694        $  48,768
                                                                                 ============      ===========

                                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                               $    1,618        $   2,105
   Accrued liabilities                                                                 1,918            2,312
   Deferred tax liability                                                                587              641
   Advance payments from customers                                                     3,122            1,167
   Deferred revenue                                                                      473              539
                                                                                 ------------      -----------
      Total current liabilities                                                        7,718            6,764

Advance payments from customers                                                       18,500           13,000
Deferred revenue                                                                       2,000            2,000
Deferred rent                                                                            517              326
                                                                                 ------------      -----------
         Total liabilities                                                            28,735           22,090
                                                                                 ------------      -----------

Commitments and contingencies

Stockholders' equity:
   Common stock                                                                          114              114
   Additional paid-in capital                                                         54,316           54,155
   Accumulated deficit                                                               (28,249)         (27,145)
   Accumulated other comprehensive income                                                 13              209
   Treasury stock                                                                       (235)            (655)
                                                                                 ------------      -----------
         Total stockholders' equity                                                   25,959           26,678
                                                                                 ------------      -----------

            Total liabilities and stockholders' equity                            $   54,694        $  48,768
                                                                                 ============      ===========


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


                                                       3

                                       LASERCARD CORPORATION AND SUBSIDIARIES
                                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                    (UNAUDITED)
                                      (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                               Three Months Ended            Nine Months Ended
                                                                   December 31,                 December 31,
                                                               2005           2004          2005           2004
                                                               ----           ----          ----           ----
Revenues
    Total revenues.....................................      $ 10,077       $  6,282      $ 25,770       $ 22,765
                                                            ----------     ----------    ----------     ----------

Cost of product sales..................................         5,890          5,477        17,250         17,685
                                                            ----------     ----------    ----------     ----------

    Gross profit ......................................         4,187            805         8,520          5,080
                                                            ----------     ----------    ----------     ----------

Operating expenses:
  Selling, general, and administrative expenses........         2,517          3,063         8,260          8,906
  Research and engineering expenses....................           557            655         1,608          2,229
                                                            ----------     ----------    ----------     ----------
    Total operating expenses...........................         3,074          3,718         9,868         11,135
                                                            ----------     ----------    ----------     ----------

      Operating income (loss)..........................         1,113         (2,913)       (1,348)        (6,055)
                                                            ----------     ----------    ----------     ----------

Other income, net......................................           109             64           313            149
                                                            ----------     ----------    ----------     ----------

      Income (loss) before income taxes................         1,222         (2,849)       (1,035)        (5,906)

Income tax expense (benefit)...........................            68             (8)           69             --
                                                            ----------     ----------    ----------     ----------

      Net income (loss)................................      $  1,154       $ (2,841)     $ (1,104)      $ (5,906)
                                                            ==========     ==========    ==========     ==========

Net income (loss) per share:
      Basic............................................      $    .10       $   (.25)     $   (.10)      $   (.52)
                                                            ==========     ==========    ==========     ==========
      Diluted..........................................      $    .10       $   (.25)     $   (.10)      $   (.52)
                                                            ==========     ==========    ==========     ==========

Weighted-average shares of common stock used in
computing net income (loss) per share:
      Basic............................................        11,375         11,334        11,358         11,370
      Diluted..........................................        11,577         11,334        11,358         11,370



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

                                                         4

                                          LASERCARD CORPORATION AND SUBSIDIARIES
                                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                        (UNAUDITED)
                                                      (IN THOUSANDS)

                                                                                                  NINE MONTHS ENDED
                                                                                                     DECEMBER 31,
                                                                                               2005               2004
                                                                                               ----               ----
Cash flows from operating activities:
   Net loss ............................................................................    $   (1,104)       $   (5,906)
   Adjustments to reconcile net loss to net cash provided by operating activities:
       Depreciation and amortization....................................................         1,895             2,021
       Provision for doubtful accounts receivable.......................................            --                 3
       Provision for excess and obsolete inventory......................................           203               272
       Provision for product return reserve.............................................           234               355
       Stock-based compensation.........................................................           101                85
       Loss on disposal of equipment....................................................            --                 5
   Changes in operating assets and liabilities:
       Increase in accounts receivable..................................................          (209)             (774)
       Decrease (increase) in inventories...............................................          (635)              124
       Increase in prepaid and other current assets.....................................           (10)              (33)
       Increase in equipment held for resale............................................        (1,613)           (1,278)
       Increase in other non-current assets.............................................           (62)               --
       Decrease in accounts payable and accrued liabilities.............................          (914)           (2,188)
       Decrease in deferred income tax liabilities......................................            --              (166)
       Increase in advance payments from customers......................................         7,480             5,144
       Decrease in deferred revenue.....................................................           (27)           (2,448)
       Increase in deferred rent........................................................           191                --
                                                                                           ------------      ------------

            Net cash provided by operating activities...................................         5,530               112
                                                                                           ------------      ------------

Cash flows from investing activities:
   Purchases of property and equipment..................................................        (1,427)           (2,717)
   Proceeds from sale of equipment......................................................            --                 2
   Investment in patents and other intangibles..........................................           (86)              (90)
   Purchases of investments.............................................................       (19,500)             (500)
   Proceeds from maturities of investments..............................................        11,600             2,427
   Note receivable......................................................................            --              (221)
                                                                                           ------------      ------------

            Net cash used in investing activities.......................................        (9,413)           (1,099)
                                                                                           ------------      ------------

Cash flows from financing activities:
   Proceeds from sale of treasury stock through stock plans.............................           582                --
   Proceeds from sale of common stock through stock plans...............................            --               255
   Payment of bank loan.................................................................          (108)             (766)
   Increase (decrease) in short-term and long-term debt.................................           143              (466)
   Stock repurchases....................................................................            --              (656)
                                                                                           ------------      ------------

            Net cash provided by (used in) financing activities.........................           617            (1,633)
                                                                                           ------------      ------------

            Effect of exchange rate changes on cash.....................................            57               145
                                                                                           ------------      ------------

Net decrease in cash and cash equivalents...............................................        (3,209)           (2,475)

Cash and cash equivalents:
   Beginning of period..................................................................         3,965            11,688
                                                                                           ------------      ------------
   End of period........................................................................    $      756        $    9,213
                                                                                           ============      ============


             The accompanying notes are an integral part of these condensed consolidated financial statements.

                                                            5

                     LASERCARD CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. BASIS OF PRESENTATION

        The unaudited condensed consolidated financial statements contained herein include the accounts of LaserCard Corporation and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

        The results of operations for the three and nine-month periods ended December 31, 2005 are not necessarily indicative of results to be expected for the entire fiscal year ending March 31, 2006.

        FISCAL PERIOD: For purposes of presentation, the Company labels its annual accounting period end as March 31 and its interim quarterly periods as ending on the last day of the corresponding month. The Company, in fact, operates and reports based on quarterly periods ending on the Friday closest to month end. The 13-week third quarter of fiscal 2006 ended on December 30, 2005, and the 13-week third quarter of fiscal 2005 ended on December 31, 2004.

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

        CONCENTRATION OF CREDIT RISK. The following customers accounted for more than 10% of accounts receivable at December 31, 2005 and March 31, 2005 respectively:

                                            DECEMBER 31,     MARCH 31,
                                               2005            2005
                                               ----            ----

                Customer A                      38%             27%
                Customer B                      15%             --

        MAJOR CUSTOMERS. The following customers accounted for more than 10% of revenues for the periods shown below. The revenue from these customers was attributable to both the optical memory card and the optical card drive segments. No other customer accounted for more than 10% of revenues during these periods.

                                  THREE MONTHS ENDED      NINE MONTHS ENDED
                                     DECEMBER 31,           DECEMBER 31,
                                  2005          2004     2005          2004
                                  ----          ----     ----          ----

                Customer A         30%           45%      35%           27%
                Customer B         38%            4%      21%           33%

        CASH AND CASH EQUIVALENTS, SHORT-TERM INVESTMENTS AND LONG-TERM INVESTMENTS. The Company considers all highly liquid investments, consisting primarily of commercial paper, discount notes and U.S. government bonds, with maturities of three months or less at the date of purchase, to be cash equivalents. Cash and cash equivalents at December 31, 2005 and March 31, 2005 were $0.8 million and $4 million, respectively. As of December 31, 2005 and March 31, 2005, the Company held auction rate securities which have been accounted for as available-for-sale and classified as short-term investments. The fair values of the auction rate securities, based on quoted market prices, were substantially equal to their carrying costs due to the frequency of the reset dates. Short-term investments also include investments with maturities at date of purchase of more than three months and up to one year and investments initially classified as long-term with remaining maturities of less than one year. All investments with maturities of greater than one year are classified as long-term investments. Management determines the appropriate classification of debt securities at the time of purchase and reevaluates the classification of investments as of each balance sheet date.

        All short-term investments, except for auction rate securities which are recorded at fair value, and long-term investments are classified as held to maturity and are stated in the balance sheet at amortized cost. As such investments are classified as held to maturity, no unrealized gains or losses are recorded. The carrying amounts of individual held to maturity securities are reviewed at the balance sheet date for potential impairment. As of December 31, 2005 and March 31, 2005, the Company has determined that an impairment which was "other than temporary" has not occurred.

        DERIVATIVE FINANCIAL INSTRUMENTS. The Company uses short-term foreign exchange forward contracts to mitigate foreign currency risk associated primarily with intercompany loans (denominated in Euros) to its German subsidiaries. Our foreign exchange forward contracts are not designated for accounting purposes as hedging instruments under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. Accordingly, any gains or losses resulting from changes in the fair value of the forward contract are reported in selling, general and administrative expenses. The gains and losses on these forward contracts generally offset gains and losses associated with the underlying foreign currency denominated intercompany loans. At December 31, 2005 we had a foreign exchange forward contract with a maturity of less than 30 days to purchase 1.7 million euros. The fair value of the forward contract was not material at December 31, 2005.

        INVENTORIES: Inventories are stated at the lower of cost or market, with cost determined on a first-in, first-out basis and market based on the lower of replacement cost or estimated realizable value. The components of inventories are (in thousands):

                                             DECEMBER 31,      MARCH 31,
                                                 2005            2005
                                                 ----            ----

                Raw materials                 $    4,711      $    4,891
                Work-in-process                    1,419             739
                Finished goods                     2,112           2,279
                                              ----------      ----------
                                              $    8,242      $    7,909
                                              ==========      ==========

        NET INCOME (LOSS) PER SHARE: Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding. As the effect of common stock equivalents would be antidilutive, stock options and warrants were excluded from the calculation of diluted net loss per share for the nine-month period ended December 31, 2005 and the three and nine-month periods ended December 31, 2004. Accordingly, basic and diluted net loss per share were the same for these periods. Diluted net income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding plus common stock equivalent shares. Common stock equivalent shares consist of the shares issuable upon the exercise of stock options using the treasury stock method. Due to the market value of the stock at the time of calculation for the three-month period ended December 31, 2005, shares of common stock equivalents of approximately 1.8 million were not included in the diluted calculation because they were antidilutive.

        The reconciliation of the denominators of the basic and diluted net income (loss) per share computation for the periods shown is in the following table (in thousands, except per share data):

                                                                    THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                        DECEMBER 31,               DECEMBER 31,
                                                                    2005           2004        2005           2004
                                                                    ----           ----        ----           ----
Net income (loss), as reported.................................  $   1,154      $  (2,841)   $  (1,104)     $  (5,906)
                                                                 =========      =========    =========      =========

Basic net income (loss) per share:
       Weighted average common shares outstanding..............     11,375         11,334       11,358         11,370
                                                                 ---------      ---------    ---------      ---------
Basic net income (loss) per share..............................  $    0.10      $   (0.25)   $   (0.10)     $   (0.52)
                                                                 =========      =========    =========      =========

Diluted net income (loss) per share:
    Weighted average common shares outstanding.................     11,375         11,334       11,358         11,370
    Weighted average common shares from stock options grants...        202             --           --             --
                                                                 ---------      ---------    ---------      ---------
    Weighted average common shares and common stock
       equivalents outstanding.................................     11,577         11,334       11,358         11,370
                                                                 ---------      ---------    ---------      ---------
Diluted net income (loss) per share............................  $    0.10      $   (0.25)   $   (0.10)     $   (0.52)
                                                                 =========      =========    =========      =========

        REVENUE RECOGNITION. Product sales primarily consist of optical cards, optical card drives and specialty cards and card printers. The Company recognizes revenue from product sales when the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the fee is fixed or determinable; and (4) collectibility is reasonably assured. The Company recognizes revenue on product sales at the time of shipment when shipping terms are F.O.B. shipping point, orders are placed pursuant to a pre-existing sales arrangement and there are no post-shipment obligations other than warehousing under a U.S. government subcontract or customer acceptance criteria. Where appropriate, provision is made at the time of shipment for estimated warranty costs and estimated returns. The total amounts of actual warranty costs and returns activity were $277,000 and $240,000 for the three-month periods ended December 31, 2005 and 2004, respectively. The total amount of actual warranty costs and returns activity were $383,000 and $463,000 for the nine-month periods ended December 31, 2005 and 2004, respectively.

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

        The Company applies the provisions of Statement of Position 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts" (SOP 81-1) in applicable contracts. Revenues on time and materials contracts are recognized as services are rendered at contract labor rates plus material and other direct costs incurred. Revenues on fixed price contracts are recognized on the percentage of completion method based on the ratio of total costs incurred to date compared to estimated total costs to complete the contract. Estimates of costs to complete include material, direct labor, overhead and allowable general and administrative expenses. In circumstances where estimates of costs to complete a project cannot be reasonably estimated, but it is assured that a loss will not be incurred, the percentage-of-completion method based on a zero profit margin, rather than the completed-contract method, is used until more precise estimates can be made. The full amount of an estimated loss is charged to operations in the period it is determined that a loss will be realized from the performance of a contract. During both of the three-month periods ended December 31, 2005 and 2004, the Company recognized approximately $10,000 of revenues based on a zero profit margin. During the nine-month periods ended December 31, 2005 and 2004, the Company recognized approximately $76,000 and $96,000 of revenues based on a zero profit margin, respectively.

        The Company applies the provisions of Statement of Position (SOP) No. 97-2, "Software Revenue Recognition," as amended by Statement of Position 98-9, "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions" to all transactions involving the sale of software products. Revenue from the license of the Company's software products is recognized when persuasive evidence of an arrangement exists, the software product has been delivered, the fee is fixed or determinable and collectibility is probable, and, if applicable, upon acceptance when acceptance criteria are specified or upon expiration of the acceptance period. Software revenue was immaterial for three-month and nine-month periods ended December 31, 2005 and 2004.

        License revenue, which may consist of up-front license fees and long-term royalty payments, is recognized as revenue when earned. There were no license revenue and cost of license revenue recorded for the three-month and nine-month periods ended December 31, 2005 and 2004.

        In the fiscal 2005 first quarter, the Company sold a card-manufacturing license, effective April 3, 2004, to Global Investments Group (GIG), based in Auckland, New Zealand, for card manufacturing in Slovenia. This agreement provides for payments to the Company of $14 million for a 20-year license and five-year training support package, followed by $15 million paid $1 million annually for ongoing support for an additional 15 years. Additionally, the Company is to sell approximately $12 million worth of the required manufacturing equipment and installation support for the new facility to be built by GIG to provide a targeted initial manufacturing capacity of 10 million optical cards annually. As of December 31, 2005 the Company had $5.7 million of this equipment classified as equipment held for resale on its balance sheet. The Company has received $20.5 million of payments called for in the agreements, consisting of a partial payment for the equipment of $6.5 million and $14 million for the license fee and support. For the $20.5 million the Company received, $18.5 million was recorded as advance payments from customers and $2 million for the licensing fee was recorded as deferred revenue, which were both classified as long term liabilities within the consolidated balance sheets. In addition to the $41 million discussed above, GIG is to pay the Company royalties for each card produced under the license. The territories covered by the license include most of the European Union and eastern European regions. GIG has exclusive marketing rights in certain territories, with performance goals to maintain these rights. The Company will assign a person on site during the license term to assist with quality, security and operational procedures, with the mutual goal that the facility and the cards made in the facility conform to the Company's standards. The Company also retains rights to utilize up to 20% of the new facility capacity as backup and capacity buffer to augment its own card manufacturing facilities in Mountain View, California and its German subsidiary. The granting of this license to GIG establishes a potential second source supplier of optical memory cards for existing and prospective customers who may request multiple sources for cards. Revenue will be recognized over the remaining term of the agreement beginning when operation of the factory commences which GIG has targeted for late in calendar year 2006.

        ACCOUNTING FOR INCOME TAXES. As part of the process of preparing its condensed consolidated financial statements, the Company is required to estimate income taxes in each jurisdiction in which it operates. This process involves estimating the actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the condensed consolidated balance sheets. The Company must then assess the likelihood that the deferred tax assets will be recovered from future taxable income and to the extent that management believes recovery is not likely, the Company must establish a valuation allowance. To the extent that a valuation allowance is established or increased in a period, the Company includes an expense within the tax provision in the condensed consolidated statements of operations.

        Significant management judgment is required in determining the provision for income taxes and, in particular, any valuation allowance recorded against the Company's deferred tax assets. The Company determined as of December 31, 2003, that it was necessary to increase the valuation allowance under SFAS No. 109 to the full amount of the deferred tax asset due to the Company's recent cumulative tax loss history, income statement loss history over the previous four quarters and the difficulty in forecasting the timing of future revenue as evidenced by the deviations in achieved revenues from expected revenues during the previous few quarters and taking into account the newness of certain customer relationships. As a result, the Company determined that a full valuation allowance was required. As of December 31, 2005, the Company continues to provide for a full valuation allowance of $18.5 million relating to its U.S. operations. Income tax expense for the nine-month period ended December 31, 2005 resulted from estimated alternative minimum taxes.

        STOCK-BASED COMPENSATION. The Company accounts for its stock-based compensation plans using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Compensation cost for stock options, if any, is measured by the excess of the quoted market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock. SFAS No. 123, "Accounting for Stock-Based Compensation," established accounting and disclosure requirements using a fair-value based method of accounting for stock-based employee compensation plans. The following table illustrates the effect on net income
(loss) and income (loss) per share as if the Company had applied the fair value recognition provisions of SFAS No. 123 (in thousands except per share amounts):

                                                                    THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                        DECEMBER 31,               DECEMBER 31,
                                                                    2005           2004        2005           2004
                                                                    ----           ----        ----           ----
Net income (loss), as reported.................................  $   1,154      $  (2,841)   $  (1,104)     $  (5,906)
                                                                 =========      =========    =========      =========

Add:  stock-based employee compensation expense
    included in reported net income (loss).....................         34             32          101             85

Deduct: total stock-based employee compensation
    determined under fair value based method for all awards....       (520)          (435)      (1,222)        (1,401)
                                                                 ---------      ---------    ---------      ---------
Pro forma net income (loss)....................................  $     668      $  (3,244)   $  (2,225)     $  (7,222)
                                                                 =========      =========    =========      =========

 Income (loss) per common share:
    Basic - as reported........................................  $     .10      $    (.25)   $    (.10)     $    (.52)
                                                                 =========      =========    =========      =========
    Basic - pro forma..........................................  $     .06      $    (.29)   $    (.20)     $    (.64)
                                                                 =========      =========    =========      =========
    Diluted - as reported......................................  $     .10      $    (.25)   $    (.10)     $    (.52)
                                                                 =========      =========    =========      =========
    Diluted - pro forma........................................  $     .06      $    (.29)   $    (.20)     $    (.64)
                                                                 =========      =========    =========      =========

Shares used in computing basic and diluted pro forma
    net income (loss) per share:
    Basic .....................................................     11,375         11,334       11,358         11,370
    Diluted....................................................     11,577         11,334       11,358         11,370

        The Company computed the fair value of each option grant on the date of grant using the Black-Scholes option valuation model with the following assumptions:

                                                          THREE MONTHS ENDED          NINE MONTHS ENDED
                                                              DECEMBER 31,               DECEMBER 31,
                                                          2005           2004        2005           2004
                                                          ----           ----        ----           ----
Risk-free interest rate................................    N/A            N/A        3.81-4.23%     4.79%
Average expected life of option........................    N/A            N/A        5 years        5 years
Dividend yield.........................................    N/A            N/A        0%             0%
Volatility of common stock.............................    N/A            N/A        55%            50%
Weighted average fair value of options grants..........    N/A            N/A        $3.35          $4.75

        There were no options granted during the three-month periods ended December 31, 2005 and 2004, respectively. There were 434,800 and 39,000 options granted during the nine-month periods ended December 31, 2005 and 2004, respectively.

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

        The accounting policies used to derive reportable segment results are the same as those described in the "Summary of Significant Accounting Policies." Resources are allocated to the optical memory card and optical card drive segments in a manner that optimizes optical memory card revenues and to the specialty card and card printers segment in a manner that optimizes consolidated income as determined by the chief operating decision maker. Segment revenues are comprised of sales to external customers. Segment gross profit (loss) includes all segment revenues less the related cost of sales. Accounts receivable, cash, deferred income taxes, prepaid expenses, fixed assets and inventory are not separately reported by segment to the chief operating decision maker. Therefore, the amount of assets by segment is not meaningful. There are no inter-segment sales or transfers. All of the Company's long-lived assets are attributable to the operations in United States except for $3.0 million as of December 31, 2005 and $3.4 million as of March 31, 2005 that are attributable to the operations in Germany.

        The Company's chief operating decision maker is currently the Company's Chief Executive Officer. The chief operating decision maker reviews financial information presented on a consolidated basis that is accompanied by disaggregated information about revenues and gross profit (loss) by segment.

        The table below presents information for optical memory cards, optical card drives and specialty cards and card printers for the three and nine-month periods ended December 31, 2005 and 2004 (in thousands):

                               THREE MONTHS ENDED DECEMBER 31, 2005             THREE MONTHS ENDED DECEMBER 31, 2004
                               ------------------------------------             ------------------------------------

                            OPTICAL    OPTICAL     SPECIALTY                 OPTICAL     OPTICAL    SPECIALTY
                            MEMORY      CARD       CARDS &     SEGMENT       MEMORY       CARD      CARDS &     SEGMENT
                            CARDS      DRIVES      PRINTERS     TOTAL        CARDS       DRIVES     PRINTERS     TOTAL
                            -----      ------      --------     -----        -----       ------     --------     -----
Revenue                   $  7,651     $   219    $   2,207   $ 10,077     $  3,596     $   279    $   2,407   $  6,282
Cost of sales                3,747         458        1,685      5,890        2,947         716        1,814      5,477
Gross profit (loss)          3,904        (239)         522      4,187          649        (437)         593        805
Depreciation and
  amortization expense         360          29           83        472          391          34           65        490


                               NINE MONTHS ENDED DECEMBER 31, 2005              NINE MONTHS ENDED DECEMBER 31, 2004
                               -----------------------------------              -----------------------------------

                            OPTICAL    OPTICAL     SPECIALTY                 OPTICAL     OPTICAL    SPECIALTY
                            MEMORY      CARD       CARDS &     SEGMENT       MEMORY       CARD      CARDS &     SEGMENT
                            CARDS      DRIVES      PRINTERS     TOTAL        CARDS       DRIVES     PRINTERS     TOTAL
                            -----      ------      --------     -----        -----       ------     --------     -----

Revenue                   $ 17,128     $   902    $   7,740   $ 25,770     $ 14,345     $   723    $   7,685   $ 22,753
Cost of sales               10,195       1,410        5,645     17,250       10,293       1,630        5,738     17,661
Gross profit (loss)          6,933        (508)       2,095      8,520        4,052        (907)       1,947      5,092
Depreciation and
  amortization expense       1,143          93          219      1,455        1,125         112          194      1,431

        The following is a reconciliation of segment results to amounts included in the Company's condensed consolidated financial statements:

                        THREE MONTHS ENDED DECEMBER 31, 2005      THREE MONTHS ENDED DECEMBER 31, 2004
                        ------------------------------------      ------------------------------------

                            SEGMENT                                 SEGMENT
                             TOTAL      OTHER (a)    TOTAL           TOTAL      OTHER (a)    TOTAL
                             -----      -----        -----           -----      -----        -----
Revenue                    $10,077      $   --      $10,077         $ 6,282     $   --      $ 6,282
Cost of sales                5,890          --        5,890           5,477         --        5,477
Gross profit                 4,187          --        4,187             805         --          805
Depreciation and
  amortization expense         472         137          609             490        179          669


                         NINE MONTHS ENDED DECEMBER 31, 2005      NINE MONTHS ENDED DECEMBER 31, 2004
                         -----------------------------------      -----------------------------------

                            SEGMENT                                 SEGMENT
                             TOTAL      OTHER (a)    TOTAL           TOTAL      OTHER (a)    TOTAL
                             -----      -----        -----           -----      -----        -----

Revenue                    $25,770      $   --      $25,770         $22,753     $   12      $22,765
Cost of sales               17,250          --       17,250          17,661         24       17,685
Gross profit (loss)          8,520          --        8,520           5,092        (12)       5,080
Depreciation and
  amortization expense       1,455         440        1,895           1,431        590        2,021

        (a) Other revenue consists of miscellaneous items not associated with segment activities. Other cost of sales, depreciation and amortization expense represents corporate and other costs not directly associated with segment activities.

5. OTHER COMPREHENSIVE INCOME (LOSS)

        The following are the components of other comprehensive income (loss) (in thousands):

                                                     THREE MONTHS ENDED          NINE MONTHS ENDED
                                                        DECEMBER 31,                DECEMBER 31,
                                                        ------------                ------------

                                                    2005           2004          2005          2004
                                                    ----           ----          ----          ----
        Net income (loss)                         $  1,154      $ (2,841)      $ (1,104)     $ (5,906)
        Net change in cumulative foreign
        currency translation adjustments                (8)          296           (196)          390
                                                 ----------    ----------     ----------    ----------
        Other comprehensive income (loss)         $  1,146      $ (2,545)      $ (1,300)     $ (5,516)
                                                 ==========    ==========     ==========    ==========

        As of December 31, 2005 and March 31, 2005, the components of accumulated other comprehensive income (loss) mainly consist of cumulative foreign currency translation adjustments of approximately $13,000 and $209,000, respectively.

6. RECENT ACCOUNTING PRONOUNCEMENTS

        On June 1, 2005, the Financial Accounting Standards Board (FASB) issued Statement No. 154, "Accounting Changes and Error Corrections" (FAS 154), a replacement of APB No. 20, "Accounting Changes and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements." FAS 154 applies to all voluntary changes in accounting principles and changes the requirements for accounting for and reporting of a change in accounting principle. This statement establishes, that unless impracticable, retrospective application is the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. It also requires the reporting of an error correction which involves adjustments to previously issued financial statements similar to those generally applicable to reporting an accounting change retrospectively. FAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of FAS 154 will have a material impact on its results of operations or financial condition.

        In March 2005, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations." Interpretation No. 47 clarifies that an entity must record a liability for a "conditional" asset retirement obligation if the fair value of the obligation can be reasonably estimated. Interpretation No. 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. Interpretation No. 47 is effective no later than the end of the fiscal year ending after December 15, 2005. The Company has evaluated the provision and does not expect the adoption in the fourth quarter of fiscal 2006 will have a material impact on its results of operations or financial condition.

        On October 22, 2004, the American Jobs Creation Act of 2004 (the "Act") was signed into law. The Act contains numerous changes to U.S. tax law, both temporary and permanent in nature, including a potential tax deduction with respect to certain qualified domestic manufacturing activities, changes in the carryback and carryforward utilization periods for foreign tax credits and a dividend received deduction with respect to accumulated income earned abroad. The new law could potentially have an impact on the Company's effective tax rate, future taxable income and cash and tax planning strategies, amongst other affects. In December 2004, the FASB issued Staff Position No. 109-1 ("FSP 109-1"), "Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004" and Staff Position No. 109-2 ("FSP 109-2"), "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004." FSP 109-1 clarifies that the manufacturer's tax deduction provided for under the Act should be accounted for as a special deduction in accordance with SFAS No. 109 and not as a tax rate reduction. FSP 109-2 provides accounting and disclosure guidance for the repatriation of certain foreign earnings to a U.S. taxpayer as provided for in the Act. The Company is currently studying the impact of the one-time favorable foreign dividend provision. Accordingly, the Company has not adjusted its income tax expense or deferred tax liability to reflect the tax impact of any repatriation of non-U.S. earnings it may make.

        In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment" to revise SFAS No. 123, "Accounting for Stock-Based Compensation" and supersede APB Opinion No. 25, "Accounting for Stock Issued to Employees" and its related implementation guidance. It requires companies to recognize their compensation costs related to share-based payment transactions in financial statements. These costs are to be measured based on the fair value of the equity or liability instruments issued. The Company will apply SFAS No. 123(R) in the first quarter of the fiscal year ending March 31, 2007. The Company has not yet evaluated the impact that the adoption of SFAS No. 123(R) will have on its financial statements.

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

FORWARD-LOOKING STATEMENTS

        ALL STATEMENTS CONTAINED IN THIS REPORT THAT ARE NOT HISTORICAL FACTS ARE FORWARD-LOOKING STATEMENTS. THE FORWARD-LOOKING STATEMENTS IN THIS REPORT ARE MADE PURSUANT TO THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. THEY ARE NOT HISTORICAL FACTS OR GUARANTEES OF FUTURE PERFORMANCE OR EVENTS. RATHER, THEY ARE BASED ON CURRENT EXPECTATIONS, ESTIMATES, BELIEFS, ASSUMPTIONS, AND GOALS AND OBJECTIVES AND ARE SUBJECT TO UNCERTAINTIES THAT ARE DIFFICULT TO PREDICT. AS A RESULT, THE COMPANY'S ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THE STATEMENTS MADE. OFTEN SUCH STATEMENTS CAN BE IDENTIFIED BY THEIR USE OF WORDS SUCH AS "MAY," "WILL," "INTENDS," "PLANS," "BELIEVES," "ANTICIPATES," "VISUALIZES," "EXPECTS," AND "ESTIMATES." FORWARD-LOOKING STATEMENTS MADE IN THIS REPORT INCLUDE STATEMENTS THAT THE GERMAN SUBSIDIARIES WILL SUCCESSFULLY COMPLETE THE CONTRACT FOR A CONVENTIONAL NON-OPTICAL CARD PRODUCTION FACILITY ON OR ABOUT DECEMBER 2006; THE COMPANY'S BELIEF THAT THE EXPIRED U.S. GOVERNMENT CONTRACT WILL BE REPLACED WITH A NEW CONTRACT OR PURCHASE ORDER PRIOR TO DELIVERY OF THOSE CARDS ORDERED PRIOR TO THE CONTRACT EXPIRATION IN NOVEMBER 2005; THE COMPANY'S BELIEFS AS TO CURRENT AND POTENTIAL MARKET SEGMENTS, CUSTOMERS, AND APPLICATIONS FOR AND DEPLOYMENT OF THE PRODUCTS OF THE COMPANY; THE ADVANTAGES OF, POTENTIAL INCOME FROM, AND DUTIES TO BE PERFORMED UNDER THE SALE OF A SECOND-SOURCE CARD MANUFACTURING LICENSE TO GLOBAL INVESTMENTS GROUP (GIG); FUTURE SCHEDULED PAYMENTS AND CONTINGENT ROYALTIES UNDER THE GIG CONTRACT, GIG'S TARGETED STARTUP DATE AND PRODUCTION CAPACITY, AND THAT THE COMPANY WILL SELL EQUIPMENT TO GIG, PROVIDE GIG WITH INSTALLATION SUPPORT, AND HAVE ON-SITE PERSONNEL; PRODUCTION QUANTITIES, DELIVERY RATES AND EXPECTED DELIVERY SCHEDULE, BACKLOG, AND REVENUE RECOGNITION FOR COMPANY PRODUCTS FOR U.S. OR FOREIGN GOVERNMENT PROGRAMS; PLANS TO INCREASE CARD PRODUCTION CAPACITY FOR ANTICIPATED INCREASES IN ORDERS INCLUDING $8.5 MILLION IN CAPITAL EQUIPMENT AND LEASEHOLD IMPROVEMENTS DURING THE NEXT NINE TO TWELVE MONTHS; ANTICIPATED CONTINUED USE OF THE COMPANY'S PRODUCTS BY THE GOVERNMENTS OF THE UNITED STATES, CANADA, A MIDDLE EASTERN COUNTRY, INDIA, COSTA RICA AND ITALY; THE NEED FOR, EXPECTED SUCCESS OF, AND POTENTIAL BENEFITS FROM THE COMPANY'S RESEARCH AND ENGINEERING EFFORTS AND WHETHER THEY CAN STIMULATE CARD SALES GROWTH, THE EFFECTS OF READ/WRITE DRIVE PRICES AND SALES VOLUME ON GROSS PROFITS OR GROSS MARGINS FROM READ/WRITE DRIVE SALES; EXPECTATIONS REGARDING REVENUES, MARGINS, SG&A AND R&D EXPENSES, STATE INCOME TAXES, CAPITAL RESOURCES, AND CAPITAL EXPENDITURES AND INVESTMENTS, AND THE COMPANY'S DEFERRED TAX ASSET AND RELATED VALUATION ALLOWANCE; EXPECTED CARD ORDERS (INCLUDING THAT AN ORDER FROM THE MIDDLE EASTERN COUNTRY IS ANTICIPATED DURING FISCAL 2006 FOURTH QUARTER) DELIVERY VOLUMES, ESTIMATES OF OPTICAL CARD PRODUCTION CAPACITY, EXPECTED CARD YIELDS THERE FROM, THE COMPANY'S ABILITY TO EXPAND PRODUCTION CAPACITY, AND THE COMPANY'S PLANS AND EXPECTATIONS REGARDING THE GROWTH AND ASSOCIATED CAPITAL COSTS OF SUCH CAPACITY; ESTIMATES THAT REVENUES AND ADVANCE PAYMENTS WILL BE SUFFICIENT TO GENERATE CASH FROM OPERATING ACTIVITIES OVER THE NEXT 12 MONTHS DESPITE EXPECTED QUARTERLY FLUCTUATIONS; EXPECTATIONS REGARDING MARKET GROWTH, PRODUCT DEMAND, AND THE CONTINUATION OF CURRENT PROGRAMS; POTENTIAL EXPANSION OR IMPLEMENTATION OF GOVERNMENT PROGRAMS UTILIZING OPTICAL MEMORY CARDS, INCLUDING WITHOUT LIMITATION, THOSE IN ITALY, INDIA, AND A MIDDLE EASTERN COUNTRY, AND THE TIMING OF THE AWARD OF ANY PRIME CONTRACTS FOR SUCH PROGRAMS AND THE AMOUNT OF CARD ORDERS IN SUCH PROGRAMS; AND THE COMPANY'S PLANS, OBJECTIVES, AND EXPECTED FUTURE ECONOMIC PERFORMANCE INCLUDING WITHOUT LIMITATION, ITS MARKETING OBJECTIVES AND DRIVE PRICING STRATEGY.

        THESE FORWARD-LOOKING STATEMENTS ARE BASED UPON THE COMPANY'S ASSUMPTIONS ABOUT AND ASSESSMENT OF THE FUTURE, WHICH MAY OR MAY NOT PROVE TRUE, AND INVOLVE A NUMBER OF RISKS AND UNCERTAINTIES INCLUDING, BUT NOT LIMITED TO, WHETHER THERE IS A MARKET FOR CARDS FOR HOMELAND SECURITY IN THE U.S. AND ABROAD, AND IF SO WHETHER SUCH MARKET WILL UTILIZE OPTICAL MEMORY CARDS AS OPPOSED TO OTHER TECHNOLOGY; CUSTOMER CONCENTRATION AND RELIANCE ON CONTINUED U.S. AND ITALIAN GOVERNMENT BUSINESS; RISKS ASSOCIATED WITH DOING BUSINESS IN AND WITH FOREIGN COUNTRIES; WHETHER THE COMPANY CAN SUCCESSFULLY INTEGRATE AND OPERATE ITS RECENTLY ACQUIRED GERMAN SUBSIDIARIES AND WHETHER THE COMPANY ENCOUNTERS DELAYS IN EFFECTING THEIR MERGER; WHETHER THE COMPANY WILL BE SUCCESSFUL IN ASSISTING GIG WITH FACTORY STARTUP AND TRAINING; WHETHER GIG WILL HAVE THE FINANCIAL WHEREWITHAL TO MAKE THE BALANCE OF ITS REQUIRED PAYMENTS TO THE COMPANY AND TO OPERATE THE FACILITY; WHETHER THE FACILITY WILL EFFICIENTLY PRODUCE HIGH QUALITY OPTICAL MEMORY CARDS IN VOLUME AND THAT MEETS OUR STANDARDS; LENGTHY SALES CYCLES AND CHANGES IN AND DEPENDENCE ON GOVERNMENT POLICY-MAKING; RELIANCE ON VALUE-ADDED RESELLERS AND SYSTEM INTEGRATORS TO GENERATE SALES, PERFORM CUSTOMER SYSTEM INTEGRATION, DEVELOP APPLICATION SOFTWARE, INTEGRATE OPTICAL CARD SYSTEMS WITH OTHER TECHNOLOGIES, TEST PRODUCTS, AND WORK WITH GOVERNMENTS TO IMPLEMENT CARD PROGRAMS; RISKS AND DIFFICULTIES ASSOCIATED WITH DEVELOPMENT, MANUFACTURE, AND DEPLOYMENT OF OPTICAL CARDS, DRIVES, AND SYSTEMS; THE IMPACT OF LITIGATION; THE ABILITY OF THE COMPANY OR ITS CUSTOMERS TO INITIATE AND DEVELOP NEW PROGRAMS UTILIZING THE COMPANY'S CARD PRODUCTS; RISKS AND DIFFICULTIES ASSOCIATED WITH DEVELOPMENT, MANUFACTURE, AND DEPLOYMENT OF OPTICAL CARDS, DRIVES, AND SYSTEMS; POTENTIAL MANUFACTURING DIFFICULTIES AND COMPLICATIONS ASSOCIATED WITH INCREASING MANUFACTURING CAPACITY OF CARDS AND DRIVES, IMPLEMENTING NEW MANUFACTURING PROCESSES, AND OUTSOURCING MANUFACTURING; THE COMPANY'S ABILITY TO PRODUCE AND SELL READ/WRITE DRIVES IN VOLUME; THE UNPREDICTABILITY OF CUSTOMER DEMAND FOR PRODUCTS AND CUSTOMER ISSUANCE AND RELEASE OF CORRESPONDING ORDERS; GOVERNMENT RIGHTS TO WITHHOLD ORDER RELEASES, REDUCE THE QUANTITIES RELEASED, AND EXTEND SHIPMENT DATES; WHETHER THE COMPANY RECEIVES A FIXED SHIPMENT SCHEDULE, ENABLING THE COMPANY TO RECOGNIZE REVENUES ON CARDS DELIVERED TO THE VAULT INSTEAD OF WHEN CARDS LATER ARE SHIPPED FROM THE VAULT; THE IMPACT OF TECHNOLOGICAL ADVANCES, GENERAL ECONOMIC TRENDS, AND COMPETITIVE PRODUCTS; THE IMPACT OF CHANGES IN THE DESIGN OF THE CARDS; AND THE POSSIBILITY THAT OPTICAL MEMORY CARDS WILL NOT BE PURCHASED FOR THE FULL IMPLEMENTATION OF CARD PROGRAMS IN ITALY, A MIDDLE EASTERN COUNTRY AND INDIA, OR FOR DHS PROGRAMS IN THE U.S., OR WILL NOT BE SELECTED FOR OTHER GOVERNMENT PROGRAMS IN THE U.S. AND ABROAD; UNANTICIPATED DELAYS IN OBTAINING U.S. GOVERNMENT APPROVALS TO EXTEND OR REPLACE ITS EXPIRING CONTRACT; THE RISKS SET FORTH IN THE SECTION ENTITLED "RISKS FACTORS AND FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS" AND ELSEWHERE IN THIS REPORT; AND OTHER RISKS DETAILED FROM TIME TO TIME IN THE COMPANY'S SEC FILINGS. THESE FORWARD-LOOKING STATEMENTS SPEAK ONLY AS TO THE DATE OF THIS REPORT, AND, EXCEPT AS REQUIRED BY LAW, THE COMPANY UNDERTAKES NO OBLIGATION TO PUBLICLY RELEASE UPDATES OR REVISIONS TO THESE STATEMENTS WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS, OR OTHERWISE.

CRITICAL ACCOUNTING POLICIES

        REVENUE RECOGNITION. Product sales primarily consist of optical memory cards, optical card drives and specialty cards and card printers. The Company recognizes revenue from product sales when the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the fee is fixed or determinable; and (4) collectibility is reasonably assured. The Company recognizes revenue on product sales at the time of shipment when shipping terms are F.O.B. shipping point, orders are placed pursuant to a pre-existing sales arrangement and there are no post-shipment obligations other than warehousing under a U.S. government subcontract or customer acceptance criteria. Where appropriate, provision is made at the time of shipment for estimated warranty costs and estimated returns. The total amounts of actual warranty costs and returns activity were $277,000 and $240,000 for the three-month periods ended December 31, 2005 and 2004, respectively. The total amount of actual warranty costs and returns activity were $383,000 and $463,000 for the nine-month periods ended December 31, 2005 and 2004, respectively.

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

        The Company applies the provisions of Statement of Position 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts" (SOP 81-1) in applicable contracts. Revenues on time and materials contracts are recognized as services are rendered at contract labor rates plus material and other direct costs incurred. Revenues on fixed price contracts are recognized on the percentage of completion method based on the ratio of total costs incurred to date compared to estimated total costs to complete the contract. Estimates of costs to complete include material, direct labor, overhead and allowable general and administrative expenses. In circumstances where estimates of costs to complete a project cannot be reasonably estimated, but it is assured that a loss will not be incurred, the percentage-of-completion method based on a zero profit margin, rather than the completed-contract method, is used until more precise estimates can be made. The full amount of an estimated loss is charged to operations in the period it is determined that a loss will be realized from the performance of a contract. During both of the three-month periods ended December 31, 2005 and 2004, the Company recognized approximately $10,000 of revenues based on a zero profit margin. During the nine-month periods ended December 31, 2005 and 2004, the Company recognized approximately $76,000 and $96,000 of revenues based on a zero profit margin, respectively.

        The Company applies the provisions of Statement of Position (SOP) No. 97-2, "Software Revenue Recognition," as amended by Statement of Position 98-9, "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions" to all transactions involving the sale of software products. Revenue from the license of the Company's software products is recognized when persuasive evidence of an arrangement exists, the software product has been delivered, the fee is fixed or determinable and collectibility is probable, and, if applicable, upon acceptance when acceptance criteria are specified or upon expiration of the acceptance period. Software revenue was immaterial for three-month and nine-month periods ended December 31, 2005 and 2004.

        License revenue, which may consist of up-front license fees and royalty payments, is recognized as revenue when earned. The second-source card-manufacturing license sold in April 2004 to Global Investments Group provides for an up front lincense fee, annual support fees, payments for equipment and royalty payments to the Company for each card produced during the 20-year term of the license agreement. This is a multi-element arrangement as described in Emerging Issues Task Force (EITF) Issue No. 00-21; revenue derived from the payments will be recognized from time to time over the remaining term of the agreement beginning when operation of the factory commences. There were no license revenues or related costs recorded for three-month and nine-month periods ended December 31, 2005 and 2004, respectively.

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

        Significant management judgment is required in determining the provision for income taxes and, in particular, any valuation allowance recorded against the Company's deferred tax assets. As of December 31, 2005, the Company continues to provide for a full valuation allowance of $18.5 million relating to its U.S. operations. Income tax expense for the nine-month period ended December 31, 2005 resulted from estimated alternative minimum taxes.

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

        INVENTORIES. The Company values its inventory at the lower of the actual cost to purchase and/or manufacture the inventory or the current estimated market value of the inventory. Management regularly reviews inventory quantities on hand and records a provision for excess and obsolete inventory based primarily on forecasts of product demand. Demand for optical card drives can fluctuate significantly. In order to obtain favorable pricing, purchases of certain drive parts are made in quantities that exceed the booked orders. The Company purchases drive parts for its anticipated demand and takes into consideration the order-to-delivery lead times of vendors and the economic purchase order quantity for such parts. In addition, the Company keeps a supply of card raw materials it deems necessary for anticipated demand.

        Management's analysis of the carrying value of its inventory is performed on a quarterly basis. With respect to inventory carrying values, the Company follows the principles articulated in Accounting Research Bulletin 43, Chapter 4, "Inventory Pricing," paragraphs 5 through 7 and 10 and other authoritative guidance (SAB 100) as it relates to determining the appropriate cost basis of inventory and determining whether firm, noncancelable purchase commitments should be accrued as a loss if forecasted demand is not sufficient to utilize all such committed inventory purchases. As part of the Company's quarterly excess/obsolete analysis, management also determines whether lower of cost or market adjustments (i.e., where selling prices less certain costs are not sufficient to recover inventory carrying values) are warranted. During the nine-month period ended December 31, 2005, the Company has not recorded any significant lower of cost or market adjustments; during the nine-month period ended December 31, 2004, the Company recorded a lower of cost or market adjustment in the amount of $67,000. In those instances where the Company has recorded charges for excess and obsolete inventory, management ensures that such new cost basis is reflected in the statement of operations if that inventory is subsequently sold. The Company's inventory reserves are based upon the lower of cost or market for slow moving or obsolete items. The Company has not evaluated the impact of SFAS No. 151 "Inventory Costs - Amendment of ARB No. 43, Chapter 4" but does not expect the adoption will have a material impact on its results of operations or financial condition.

RESULTS OF OPERATIONS--FISCAL 2006 THIRD QUARTER AND FIRST NINE MONTHS COMPARED WITH FISCAL 2005 THIRD QUARTER AND FIRST NINE MONTHS

OVERVIEW

        Headquartered in Mountain View, California, LaserCard Corporation manufactures LaserCard(R) optical memory cards and card related products, chip-ready OpticalSmart(TM) cards, and other advanced-technology cards. In addition, the Company operates a wholly owned German subsidiary acquired on March 31, 2004, Challenge Card Design Plastikkarten GmbH, with offices in Rastede and Ratingen, Germany, which manufactures advanced-technology cards and markets cards, system solutions, and thermal card printers. The Company completed the merger of cards & more GmbH (also acquired on March 31, 2004) into Challenge Card Design Plastikkarten GmbH in January 2006.

        In addition to using its own marketing staff in California, New York, and Germany, the Company utilizes value added reseller (VAR) companies and card distribution licensees, who generally have knowledge in specific markets, for the development of markets and applications for LaserCard products. Product sales to VARs and licensees consist primarily of the Company's optical memory cards and optical card read/write drives. The Company also offers for sale, its customized software applications and add-on peripherals made by other companies (such as equipment for adding a digitized photo, fingerprint, or signature to the cards). These peripherals have not generated significant revenue for the Company but have demonstrated various system options. The VARs/licensees may add application software, personal computers, and other peripherals, and then resell these products as integrated solutions. The Company is continuing its efforts to recruit new VARs and eliminate nonproductive VARs.

        Major near term growth potential for LaserCard optical memory cards is in government-sponsored identification programs in several countries. Since governmental card programs typically rely on policy-making, which in turn is subject to technical requirements, budget approvals, and political considerations, there is no assurance that these programs will be implemented as expected or that they will include optical cards. Objectives for long-term revenue growth include: (1) broaden the "Optical Memory" ("OM") products range to address lower-end applications characterized by higher price sensitivity, (2) diversify OM products into, and effectively penetrate, industrial and commercial markets, (3) expand hardware product offering to address new markets and add value to current offerings, and (4) increase OM product revenues by selling more application software and integrated solutions.

        The table below presents condensed consolidated revenue, excluding intercompany transactions, recorded by the U.S. and German operations for the three-month and nine-month periods ended December 31, 2005 (in thousands):

                             THREE-MONTH ENDED           NINE-MONTH ENDED
                                DECEMBER 31,                DECEMBER 31,
                            2005           2004         2005           2004
                            ----           ----         ----           ----

U.S operations            $  7,875       $  4,021     $ 18,245       $ 15,318
German operations            2,202          2,261        7,525          7,447

        Revenues recorded by the U.S. operations are generally to a small number of government customers located throughout the world. Revenues recorded by the German operations are mainly for a relatively large number of commercial customers.

        The largest purchaser of LaserCard products historically has been Anteon International Corporation (Anteon), a value-added reseller (VAR) of the Company. Anteon is the government contractor for LaserCard product sales to the U.S. Department of Homeland Security (DHS), U.S. Department of State (DOS), U.S. Department of Defense (DOD), and the government of Canada. Under government contracts with Anteon, the DHS purchases Green Cards and DOS Laser Visa BCCs; the DOD purchases Automated Manifest System cards; and the Canadian government purchases Permanent Resident Cards. Encompassing all of these programs, the Company's product sales to Anteon represented 30% and 35% for the three and nine-month periods ended December 31, 2005, respectively, and 45% and 27% for the same periods a year ago. Another unaffiliated VAR, Laser Memory Card SPA of Italy, accounted for 38% and 21% for the three and nine-month periods ended December 31, 2005, respectively, and 4% and 33% for the same periods a year ago mainly for the program in Italy.

        Revenues from the major programs are shown below as a percentage of total Company revenues:

                                                            THREE MONTHS ENDED         NINE MONTHS ENDED
                                                               DECEMBER 31,               DECEMBER 31,
                                                          2005             2004      2005             2004
                                                          ----             ----      ----             ----
United States Green Cards and Laser Visa BCCs.........     23%              32%       27%              16%
Canadian Permanent Resident Cards.....................      5%               6%        6%               8%
Italian Carta d'Identita Elettronica (CIE) Cards......     33%               4%       19%              32%
National ID cards in a Middle Eastern Country.........     --%               9%        6%               4%

        For the government of Italy, the Company recorded optical memory card revenues in the three-month period ended December 31, 2005 of approximately $3.8 million for the Carta d'Identita Elettronica (CIE) and Permesso di Soggiorno Elettronico (PSE) programs. Shipments of these cards were slightly slower than expected, which is not unusual for a new product being ramped up, as specification adjustments are being finalized with the end-customer. As card issuance infrastructure is more fully developed and the national ID card system functions as designed, CIE and PSE card orders could ramp toward their full implementation level and could potentially result in annual revenues of $40 million when these two national ID programs are fully implemented. Backlog for these programs totaled $9.8 million at December 31, 2005 and is deliverable through April 2006. The Company believes that card revenue for these programs will amount to $20 million to $30 million in its fiscal year ending March 31, 2007.

        U.S. Laser Visa Border Crossing Cards (BCCs) and Green Cards for the U.S. Department of Homeland Security (DHS) are an important part of the Company's revenue base. For these programs, the Company recorded card revenues of $2.3 million and $2.0 million in the third quarters, and $6.9 million and $3.5 million in the first nine months, of fiscal 2006 and 2005, respectively. The Company is currently delivering on orders placed prior to the expiration of a U.S. government subcontract in November 2005. Backlog at December 31, 2005 for these programs, which is deliverable through August 2006, totaled $6.5 million. The Company expects that the U.S. government subcontract will be replaced with a new subcontract or purchase order prior to when it makes its last shipment under orders on hand although no assurance can be given. This subcontract was received by the Company through Anteon, a LaserCard VAR that is a U.S. government prime contractor.

        For Canada's Permanent Resident Card program, the backlog at December 31, 2005 was $0.6 million deliverable through May 2006 at the rate of approximately $.4 million per quarter. The delivery rate is subject to increase or decrease by customer request.

        For the first nine months period ended December 31, 2005, the Company shipped optical memory cards valued at $1.5 million for the national ID card program in a Middle Eastern country, with all of the shipments made during the first six months of fiscal year 2006. The Company anticipates an additional order for this program later this fiscal year.

        Effective April 3, 2004, the Company sold a license to Global Investments Group (GIG), based in Auckland, New Zealand, for card manufacturing in Slovenia. This agreement provides for payments to the Company of $14 million for a 20-year license and five-year training support package, followed by $15 million paid $1 million annually for ongoing support for an additional 15 years. Additionally, the Company is to sell approximately $12 million worth of the required manufacturing equipment and installation support for the new facility to be built by GIG to provide a targeted initial manufacturing capacity of 10 million optical cards annually. As of December 31, 2005 the Company had acquired $5.7 million of this equipment classified as equipment held for resale on its balance sheet. The Company has received $20.5 million of payments called for in the agreements, consisting of a partial payment for the equipment of $6.5 million and $14 million for the license fee and support. For the $20.5 million the Company received, $18.5 million was recorded as advance payments from customers and $2 million for the licensing fee was recorded as deferred revenue, which were both classified as long term liabilities within the consolidated balance sheets. In addition to the $41 million discussed above, GIG is to pay the Company royalties for each card produced under the license. The territories covered by the license include most of the European Union and eastern European regions. GIG has exclusive marketing rights in certain territories, with performance goals to maintain these rights. The Company will assign a person on site during the license term to assist with quality, security and operational procedures, with the mutual goal that the facility and the cards made in the facility conform to the Company's standards. The Company also retains rights to utilize up to 20% of the new facility capacity as backup and capacity buffer to augment its own card manufacturing facilities in Mountain View, California and at its German subsidiary. The granting of this license to GIG establishes a potential second source supplier of optical memory cards for existing and prospective customers who may request multiple sources for cards. Revenue will be recognized over the remaining term of the agreement beginning when operation of the factory commences, which GIG has targeted for late in calendar year 2006.

        The Company plans to invest up to $8.5 million in additional capital equipment and leasehold improvement expenditures at its facilities when forecasts justify the investment. These expenditures could occur throughout the next nine to twelve months, as more fully discussed under "Liquidity and Capital Resources."

REVENUES

        PRODUCT REVENUES. The Company's total revenues for the three and nine-months periods ended December 31, 2005 and 2004 consisted of sales in its three segments of (1) optical memory cards, (2) optical card drives, drive accessories, and maintenance, and (3) specialty cards and card printers, as well as in other miscellaneous items. Sales in all three segments increased during the nine months ended December 31, 2005 as compared to the same period a year ago, with the largest dollar increase in optical memory card product sales. The increases were driven by increased card volumes. The decrease in optical card drives revenue for the three months ended December 31, 2005 was due to a decrease in sales volume. The decrease in specialty cards and card printer revenue for the three months ended December 31, 2005 was mainly due to a decrease in the value of U.S. dollar against Euro.

        The following table presents product revenue by major segment (in thousands, except for percentages):

                                             THREE MONTHS ENDED                       NINE MONTHS ENDED
                                                 DECEMBER 31,                            DECEMBER 31,

                                      2005          2004         CHANGE         2005         2004        CHANGE
                                      ----          ----         ------         ----         ----        ------
Optical memory cards                $ 7,651       $ 3,596       $ 4,055       $17,128       $14,345     $ 2,783
% of total revenues                      76%           57%                         66%           63%

Optical card drives                     219           279           (60)          902           723         179
% of total revenues                       2%            5%                          4%            3%

Specialty cards and card printers     2,207         2,407          (200)        7,740         7,685          55
% of total revenues                      22%           38%                         30%           34%

Other                                    --            --            --            --            12         (12)
% of total revenues                      --%           --%                         --%           --%
                                    -------       -------       -------       -------       -------     -------

Total revenues                      $10,077       $ 6,282       $ 3,795       $25,770       $22,765     $ 3,005
                                    =======       =======       =======       =======       =======     =======

        Optical memory card revenues by major program are as follows (in thousands):

                                                   THREE MONTHS ENDED           NINE MONTHS ENDED
                                                       DECEMBER 31,                DECEMBER 31,

                                                   2005           2004        2005           2004
                                                   ----           ----        ----           ----
Green Cards & Laser Visas                         $ 2,310       $ 2,021      $ 6,930        $ 3,330
Italian Card Programs                               3,816           265        5,010          7,199
Canadian Permanent Resident Cards                     505           348        1,560          1,673
National ID Cards in a Middle Eastern country           0           442        1,477            621
All other programs                                  1,020           520        2,151          1,522
                                                  -------       -------      -------        -------
Total optical memory card revenues                $ 7,651       $ 3,596      $17,128        $14,345
                                                  =======       =======      =======        =======

        Sales of Green Cards and Laser Visas were low during the the first half of fiscal 2005 and have increased since as the U.S. government resumed orders to more closely match the issuance rate after reducing its inventory to approximately six months worth of cards. Sales of Italian CIE cards decreased during the first half of fiscal 2006 as the second experimental phase wound down and have increased since as preparations began for full implementation in calendar 2006. Sales of national ID cards for a Middle Eastern country fluctuate quarter to quarter and this program is in the early stages where shipments are sporadic.

        Optical card drive revenues consisted of revenue on read/write drives, drive maintenance, and related accessories. The changes in revenue in the third quarter and first nine months of fiscal 2006 as compared to the same periods a year ago were due primarily to changes in unit sales volume for read/write drives.

        Specialty card and card printer revenues increased in the first nine months of fiscal 2006 compared with fiscal 2005 mainly due to sales of non-optical cards to a Middle Eastern country partially offset by a decrease in the euro/dollar exchange rate that occurred primarily during the three-months ended December 31, 2005, which caused revenues during the third quarter of fiscal 2006 to be less than in the third quarter of fiscal 2005.

        LICENSE FEES AND OTHER REVENUES. There were no license revenues for the three and nine-month periods ended December 31, 2005 and 2004. Effective April 3, 2004, the Company sold a second-source card-manufacturing license to the Global Investments Group, based in Auckland, New Zealand, for card manufacturing in Slovenia and began receiving cash payments discussed above in "Overview." Revenue will begin to be recorded when operation of their factory commences.

BACKLOG

        As of December 31, 2005, the backlog for LaserCard optical memory cards totaled $17.2 million with about $11 million scheduled for delivery in fiscal 2006, compared with $3.6 million in total optical memeory card backlog at December 31, 2004. Of the December 31, 2005 backlog, $9.8 million is for CIE and PSE cards for the Italian Program that are deliverable through April 2006 while backlog at December 31, 2005 for the U.S. LaserCard BCC and Green Card programs, which is deliverable through August 2006, totaled $6.5 million. The Company has only a few customers who generally place orders for a several-month period so that variations in order placement from a single customer can materially affect backlog. As a result, the relative size of our backlog has not been a reliable indicator of future sales revenue trends.

        The Company has no significant backlog for read/write drives.

        In addition, the backlog for Challenge Card Design Plastikkarten GmbH as of December 31, 2005 for specialty cards and card printers totaled $1.4 million euros (approximately $1.7 million) and for a contract to develop a conventional non-optical card production facility totaled $0.7 million euros (approximately $0.8 million). Revenue on the contract for a conventional non-optical card production facility is being booked on a zero profit margin basis. Therefore, the total profit under this contract will be booked at completion on or about December 2006 according to the contract. The backlog as of December 31, 2004 for specialty cards and card printers totaled 0.3 million euros (approximately $0.4 million) and for a contract to develop a conventional non-optical card production facility totaled 0.8 million euros ($1.1 million).

GROSS MARGIN

        The following table represents gross margin in absolute amount and percentage by segment (in thousands, except for percentages):

                                                  THREE MONTHS ENDED                      NINE MONTHS ENDED
                                                     DECEMBER 31,                           DECEMBER 31,

                                           2005          2004       CHANGE         2005          2004       CHANGE
                                           ----          ----       ------         ----          ----       ------
Optical memory cards                     $ 3,904       $   649      $ 3,255      $ 6,933       $  4,052     $ 2,881

Percentage of optical memory cards
revenue                                       51%           18%          33%          40%           28%          12%

Optical card read/write drives              (239)         (437)         198         (508)          (907)        399
Percentage of optical card
read/write drive revenue                      NM            NM           NM           NM             NM          NM

Specialty cards and card printers            522           593          (71)       2,095          1,947         148

Percentage of specialty cards and
card printers revenue                         24%           25%          (1%)         27%           25%           2%

Other                                         --            --           --           --            (12)         12
Percentage of other revenues                  NM            NM           NM           NM             NM          NM
                                         -------       -------      -------      -------        -------     -------

Total gross margin                       $ 4,187       $   805      $ 3,382      $ 8,520        $ 5,080     $ 3,440
                                         =======       =======      =======      =======        =======     =======

Percentage of total revenues                  42%           13%          29%          33%           22%          11%

        OPTICAL MEMORY CARDS. Optical memory card gross margin can vary significantly based on average selling price, sales and production volume, mix of card types, production efficiency and yields, and changes in fixed costs. Unit volume affects gross margin due to the absorption of fixed costs. The gross margin increase in the third quarter and first nine months of fiscal 2006 as compared to the same period a year ago was mainly due to the increase in unit sales volume. In addition, about six of the thirty-three percentage point increase of optical memory card gross margin for the three months ended December 31, 2005, versus the three months ended December 31, 2004, was due to increases in finished goods inventory and work in process increases resulting from the ramp up to higher production volume.

Our gross margin was higher than typical for the amount of revenue during the fiscal 2006 third quarter due to our increased inventory which absorbed some overhead. The Company anticipates that the optical memory card gross margin will continue at about 50% as production volume and revenue increases due to current booked orders while capacity is ramped up for higher volumes.

        READ/WRITE DRIVES, MAINTENANCE, AND RELATED ITEMS. Gross margin in this segment can vary significantly based upon sales and production volume, changes in fixed costs, and the inclusion of optional features and software licenses on a per-drive basis. Drive gross margin is generally negative, inclusive of fixed overhead costs, due to low sales volume. The decrease in negative gross margin during the third quarter and first nine months of fiscal 2006 as compared to the same periods a year ago were primarily due to an increase in revenues and the $291,000 expense booked last year for the conversion of model 780 drives to model Q-600. The Company anticipates that quarterly negative gross margins will continue in the future unless sales volume is sufficient to cover fixed costs. Also, unless per drive system software licenses are included in future orders, the Company believes that margins will be below 10% when sales volume is sufficient to result in positive gross margin due to the Company's strategy to price drives at close to the cost in order to help promote optical memory card sales.

        SPECIALTY CARDS AND CARD PRINTERS. Specialty card and card printer gross margins have historically fluctuated between 21% and 31% primarily depending upon product mix.

OPERATING EXPENSES

        The following table presents operating expenses (in thousands):

                                                                 THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                    DECEMBER 31,                      DECEMBER 31,

                                                            2005        2004      CHANGE       2005        2004       CHANGE
                                                            ----        ----      ------       ----        ----       ------
           Selling, general and administrative expenses   $  2,517    $ 3,063    $   (546)   $  8,260    $  8,906   $    (646)
           Research and engineering expenses              $    557    $   655    $    (98)   $  1,608    $  2,229   $    (621)

        SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES (SG&A). The decrease of SG&A expenses in the three-month period ended December 31, 2005 as compared to the same period a year ago was due primarily to a $240,000 decrease in consulting expense, a $60,000 decrease in legal expenses, and a $200,000 decrease in foreign currency exchange loss. For the nine-month period ended December 31, 2005, the decrease of SG&A expenses as compared to the same period a year ago, was due primarily to a $200,000 decrease in consulting expense, a $215,000 decrease in legal expenses, and the decrease in foreign currency exchange loss. The Company believes that SG&A expenses for the remainder fiscal 2006 will be higher than fiscal 2005 levels, mainly due to increases in marketing and selling expenses and management incentives.

        RESEARCH AND ENGINEERING EXPENSES (R&E). The Company is continuing its efforts to develop new optical memory card features and structures, including various sheet-lamination card structures, the insertion of contactless chips with radio frequency (RF) capability, OptiChip(TM) (optical memory chips), OVD (optically variable device) products, and associated media development; enhanced optical memory card read/write drives and read-only drives (readers); and new software products in an effort to provide new products that can stimulate optical memory card sales growth. For example, the Company recently has developed a prototype of a LaserCard portable reader that is being evaluated by select value-added resellers. The Company anticipates that these ongoing research and engineering efforts will result in new or enhanced card capabilities, production-model read-only drives, or drives with advanced security features and lower manufacturing costs; however, there is no assurance that such product development efforts will be successful. These features are important for the Company's existing and future optical memory card markets. The decrease in R&E spending for fiscal 2006 is primarily due to the completion of major spending for the LaserCard portable reader, coupled with being between phases of the new card media development project and the completion of a card material and other projects. The Company anticipates the R&E spending will increase throughout the remainder of fiscal 2006 and could reach $1 million per quarter in fiscal 2007 mainly for new media and commercial product development.

OTHER INCOME, NET

        Other income, net for the third quarter of fiscal 2006 was $109,000 consisting of mainly $164,000 in interest income partially offset by $41,000 in interest expense, compared with $64,000 for the third quarter of fiscal 2005 consisting of mainly $97,000 in interest income partially offset by $32,000 in interest expense. The other income, net for the first nine months of fiscal 2006 was $313,000 mainly consisting of $385,000 of interest income partially offset by $72,000 in interest and miscellaneous expenses, compared with $149,000 consisting of mainly $283,000 in interest income partially offset by $128,000 in interest expense for the first nine months of fiscal 2005. The increase in interest income was mainly due to the increase in interest rates on our invested funds.

INCOME TAXES

        The Company recorded an income tax expense of $68,000 for the third quarter of fiscal 2006 compared with an income tax benefit of $8,000 for the third quarter of fiscal 2005. For the first nine months of fiscal 2006, the Company recorded an income tax expense of $69,000 compared with no provision for the first nine months of fiscal 2005. The amount of the tax expense recorded for the first nine months of fiscal 2006 was due to the anticipated alternative minimum tax on U.S. operations. The Company anticipates that it will record a tax provision for state taxes if and when profitability occurs at the approximate rate of 10% of income from U.S. operations. Also, federal alternative minimum taxes and taxes on profits of the German operations will result in tax expense.

LIQUIDITY AND CAPITAL RESOURCES

        The following table summarizes cash, cash equivalents and investments (in thousands):

                                                                            DECEMBER 31,       MARCH 31,
                                                                                2005              2005
                                                                                ----              ----
           Cash, cash equivalents and short-term investments                  $ 21,106          $ 10,115
           Cash, cash equivalents, short-term and long-term investments       $ 21,106          $ 16,415

        The Company's primary sources of liquidity consisted of approximately $21.1 million in cash, cash equivalents and short-term investments and no long-term investments as of December 31, 2005 compared to approximately $10.1 million in cash, cash equivalents and short-term investments and approximately $6.3 million in long-term investments for a total of approximately $16.4 million as of March 31, 2005. During the nine-month period ended December 31, 2005, the increase of $11 million in cash, cash equivalents and short-term investments was primarily related to approximately $5.5 million provided by operations and $6.3 million transferred from long-term investments. The current ratio was 4.2 to 1 as of December 31, 2005.

        The following table displays the sources and uses of cash by major category (in thousands):

                                                                                NINE MONTHS ENDED
                                                                                   DECEMBER 31,
                                                                        2005           2004         CHANGE
                                                                        ----           ----         ------
           Net cash provided by operating activities                  $  5,530       $    112      $   5,418
           Net cash used in investing activities                      $ (9,413)      $ (1,099)     $  (8,314)
           Net cash provided by (used in) financing activities        $    617       $ (1,633)     $   2,250

        The difference in cash provided by operating activities between the two periods was largely due to the decrease in net loss between the two periods.

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

        As a result of the $1.2 million net income recorded for the fiscal 2006 third quarter, the Company's accumulated deficit decreased to $28.2 million. Stockholders' equity declined $.7 million during the nine months of fiscal 2006 due primarily to losses of approximately $1.1 million.

        The increase in net cash used for investing activities in the fiscal 2006 first nine months as compared to the fiscal 2005 first nine months was due primarily to $7.9 million of net purchase of liquid investments in the first nine months of fiscal 2006 versus $1.9 million of net proceeds from maturities of investments in the first nine months of fiscal 2005 and purchases of property and equipment of $1.4 million in the first nine months of fiscal 2006 versus $2.7 million in the first nine months of fiscal 2005.

        The Company considers all highly liquid investments, consisting primarily of commercial paper, discount notes and U.S. government bonds, with maturities of three months or less at the date of purchase, to be cash equivalents. Short-term investments also include investments with maturities at date of purchase of more than three months and up to one year and investments initially classified as long-term with remaining maturities of less than one year. All investments with maturities of greater than one year are classified as long-term investments. Management determines the appropriate classification of debt securities at the time of purchase and reevaluates the classification of investments as of each balance sheet date. As of December 31, 2005 the Company had $20.4 million classified as short-term investment and had no long-term investment, compared with $6.1 million classified as short-term investments and $6.3 million classified as long-term investments at March 31, 2005. All auction rate securities are accounted for as available-for-sale and all other interest-bearing securities are accounted for as held-to-maturity.

        As of December 31, 2005, the Company has non-cancelable purchase orders of $2.3 million primarily for raw materials. The Company's current card capacity, assuming optimal card type mix, is estimated at approximately 16 million cards per year. The Company plans to purchase additional production equipment in a series of steps when deemed appropriate by the Company. The Company is also increasing production capacity for cards with new structures used by the programs in Canada, Italy, and a Middle Eastern country. In addition to investment used for expansion, the Company expects to make additional capital expenditures for cost savings, quality improvements, and other purposes. The Company plans to use cash on hand and cash generated from operations to fund capital expenditures of approximately $8.5 million for equipment and leasehold improvements over the next nine to twelve months for card production, read/write drive tooling and assembly, and general support items as customer orders justify the investment.

        The decrease in net cash used for financing activities in the fiscal 2006 first nine months as compared to the fiscal 2005 first nine months was due primarily to the stock repurchase from open market combined with, repayment in full of bank loans and long-term debt during fiscal 2005.

        Other than the $108,000 repayment on a line of credit for working capital by a subsidiary in Germany, there were no debt financing activities for the fiscal 2006 third quarter ended December 31, 2005.

        Other than the short-term foreign exchange forward contracts, the Company does not maintain any off-balance sheet transactions, arrangements, or obligations that have or are reasonable likely to have a material effect on the condensed consolidated financial statements.

RISK FACTORS AND FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

        OUR CURRENT AND FUTURE EXPECTED REVENUES ARE DERIVED FROM A SMALL NUMBER OF ULTIMATE CUSTOMERS SO THAT THE LOSS OF OR REDUCTIONS IN PURCHASES BY ANY ONE ULTIMATE CUSTOMER COULD MATERIALLY REDUCE OUR REVENUES AND LEAD TO LOSSES. During fiscal 2005 and each of the previous two fiscal years, we have derived more than 84% of our optical memory card and drive-related revenues from four programs -- two U.S. government programs and two foreign government programs. Due to the lengthy sales cycles, we believe that these programs, with perhaps the addition of one or two other foreign programs, will be the basis for a substantial majority of our revenues in the near-term. The loss of or reductions in purchases by any one customer due to program cutbacks, competition, or other reasons would materially reduce our revenue base. Annual or quarterly losses occur when there are material reductions, gaps or delays in card orders from our largest U.S. or foreign government programs or if such programs were to be reduced in scope, delayed, canceled, or not extended and not replaced by other card orders or other sources of income.

        PRIOR TO THE QUARTER ENDED DECEMBER 31, 2005 WE INCURRED NET LOSSES DURING THE PREVIOUS ELEVEN QUARTERS AND MAY NOT BE ABLE TO GENERATE SUFFICIENT REVENUE IN THE FUTURE TO SUSTAIN PROFITABILITY. As of December 31, 2005, we had an accumulated deficit of $28 million and we incurred a loss of $1.1 million for the first nine months of fiscal 2006, $8.9 million in fiscal 2005 and $12.4 million in fiscal 2004, although we operated profitably in the third quarter of fiscal 2006. There can be no assurance that we will generate enough card revenues in the near term to maintain profitability. We are relying upon our optical memory card technology to generate future product revenues, earnings, and cash flows. If alternative technologies emerge or if we are otherwise unable to compete, we may not be able to achieve or sustain profitability on a quarterly or annual basis. Annual or quarterly losses would also continue if increases in product revenues or license revenues do not keep pace with increased selling, general, administrative, research and engineering expenses and the depreciation and amortization expenses associated with capital expenditures.

        OUR PROGRAM WITH ITALY, WHICH WE BELIEVE WILL BE OUR LARGEST CUSTOMER FOR THE NEXT FEW YEARS, MAY BE DELAYED OR CANCELLED FOR REASONS OUTSIDE OUR CONTROL WHICH WOULD CAUSE US TO HAVE LESS REVENUE THAN PLANNED AND WOULD LIKELY LEAD US TO INCUR OPERATING LOSSES. The Company believes that the Italian CIE card program will be our largest customer for the next few years, comprising a significant portion of future revenues. Sales of cards and drives for the government of Italy for its CIE and PSE card programs represented 19% of total revenue for the first nine months of fiscal 2006, 26% for fiscal 2005, and 22% for fiscal 2004, while the current backlog for CIE and PSE cards amounts to about one-half of total optical memory card backlog. We are increasing capacity to meet the anticipated demand. However, there can be no assurance that demand will increase as anticipated by the Company. We would most likely incur losses if Phase 3 of this program, which is full implementation, was to be delayed, canceled, not extended, or not implemented at the level foreseen or if the government were to change its technology decision and no longer use optical memory cards. While during Phase 2, selected Italian cities have been issuing cards and testing the card issuing process, full implementation in Phase 3 is dependent upon card issuance infrastructure developments being successfully undertaken and the national ID card system functioning as designed, of which there can be no assurance. Also, if Laser Memory Card SPA of Italy, our VAR customer for this program, were to discontinue participation in this program or discontinue operations, interruptions could occur in orders or shipments for this program until a replacement could be found. Overcoming some of these issues may be difficult and complex and involve third parties, which could be time consuming and expensive and lead to delays for implementation of Phase 3.

        OUR CONTRACT WITH THE U.S. GOVERNMENT, ONE OF OUR TWO LARGEST ULTIMATE CUSTOMERS, EXPIRED IN NOVEMBER 2005 AND IF NOT RENEWED COULD RESULT IN ORDER DELAYS WHICH WOULD LIKELY LEAD US TO INCUR OPERATING LOSSES. EVEN IF A NEW CONTRACT IS ISSUED, THE U.S. GOVERNMENT HAS THE RIGHT TO DELAY ITS ORDERS OR COULD CHANGE ITS TECHNOLOGY DECISIONS, WHICH WOULD RESULT IN ORDER DELAYS AND POSSIBLY IN OPERATING LOSSES. Our fiscal 2005 revenues included sales of approximately $6 million of Green Cards and Laser Visa BCCs, and we expect revenues from these programs in fiscal 2006 of $9.7 million, of which $6.9 million has been recognized during the first nine months and comprised 27% of our revenues and $2.8 million is currently in backlog for shipment in the fourth quarter. The Company expects these revenues to continue at approximately $9.5 million annually ($7.5 million for Green Cards and $2.0 million for Laser Visa
BCCs) if the government continues to
personalize cards at that rate and continues to maintain an inventory level equal to six-months of usage. However, our U.S. government subcontract expired in November 2005. While we have backlog as of December 31, 2005, for $6.5 million in optical memory cards deliverable through August 2006, further orders will require a new contract or a purchase order. Based on events to date, the Company believes that a follow-on contract or purchase order will be issued prior to the completion of deliveries under the existing contract; however, there is no assurance that a follow-on contract or purchase order will be issued by the U.S. government. Under U.S. government procurement regulations, even with a contract or purchase order in place, the government reserves certain rights, such as the right to withhold releases, to reduce the quantities released, extend delivery dates, reduce the rate at which cards are issued, and cancel all or part of its unfulfilled purchase orders. We would most likely incur losses if both of our largest U.S. government programs were to be delayed, canceled, or not extended or if the government were to change its technology decision and no longer use optical memory cards. The U.S. government acting through its prime contractor delayed orders for Green Cards during fiscal 2004 due to a design change and again in the first part of fiscal 2005 because of excess inventory, which resulted in a gap in production of several months, and which in turn significantly and adversely affected our operating results for the first half of fiscal 2005. Any future excess inventory held by the U.S. government, delayed funding, slower than anticipated program volume, or any future changes to the design of the cards may result in future gaps in orders or production which may negatively impact our operating results. Our U.S. government card deliveries depend upon the issuance of corresponding order releases by the government to its prime contractor and then to us. If Anteon International Corporation, our VAR customer and the U.S. government prime contractor for this program, were to discontinue participation in this program or discontinue operations, interruptions could occur in orders or shipments for this program until a replacement could be found.

        OUR PRODUCT REVENUES WILL NOT GROW IF WE DO NOT WIN NEW BUSINESS IN THE U.S. AND ABROAD. We do not expect future growth from the U.S. Green Card and Laser Visa BCC programs as we expect our fiscal 2006 revenues from these programs to approximate what we expect will be their steady state revenue of approximately $9.5 million. We expect our revenues from Italian CIE and PSE cards to be between $20 million and $30 million for fiscal 2007, and about $11 million during the second half of fiscal 2006. During full implementation, we expect our revenues from these programs to grow to reach the $40 million per year. In order for us to achieve our overall revenue growth goal, we will need not only for these programs to continue and reach their anticipated levels, of which there can be no assurance, but we will also need to win new business in the U.S. and abroad. Other optical memory card programs that are emerging programs or prospective applications in various countries include motor vehicle registration cards in India and identification cards for Costa Rica and also for a Middle Eastern country; where we shipped $0.6 million of cards during fiscal 2005 and $1.5 million in the first nine months of fiscal 2006 during the experimental phase of the program. There can be no assurance that sizable orders will follow or even if ordered we will be successful in shipping products for any of these programs. Nor can there be any assurance that we will be able to win any other new business in the U.S. or abroad which is necessary to grow our business to the level we desire.

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

        WE COULD EXPERIENCE EQUIPMENT, RAW MATERIAL, QUALITY CONTROL, OR OTHER PRODUCTION PROBLEMS ESPECIALLY IN PERIODS OF INCREASING VOLUME. There can be no assurance that we will be able to meet our projected card manufacturing capacity if and when customer orders reach higher levels. We have made and intend to continue to make significant capital expenditures to expand our card manufacturing capacity. For example, we plan $8.5 million of capital expenditures during the next nine to twelve months. However, since customer demand is difficult to predict, we may be unable to ramp up our production quickly enough to timely fill new customer orders. This could cause us to lose new business and possibly existing business. In addition, if we overestimate customer demand, we could incur significant costs from creating excess capacity which was the case during fiscal 2005. We may experience manufacturing complications associated with increasing our manufacturing capacity of cards and drives, including the adequate production capacity for sheet-lamination process cards to meet order requirements and delivery schedules. We may also experience difficulties implementing new manufacturing processes or outsourcing some of our manufacturing. The addition of fixed overhead costs increases our breakeven point and results in lower profit margins unless compensated for by increased product sales. When purchasing raw materials for our anticipated optical card demand, we take into consideration the order-to-delivery lead times of vendors and the economic purchase order quantity for such raw materials. If we over-estimate customer demand, excess raw material inventory can result.

        IF WE ARE UNABLE TO BUY RAW MATERIALS IN SUFFICIENT QUANTITIES AND ON A TIMELY BASIS, WE WILL NOT BE ABLE TO DELIVER PRODUCTS TO CUSTOMERS ON TIME WHICH COULD CAUSE US TO LOSE CUSTOMERS, AND OUR REVENUES COULD DECLINE. We depend on sole source and limited source suppliers for optical card raw materials. Such materials include plastic films used in optical memory card production, which are available from one supplier in the U.S. and from multiple foreign suppliers. Processing chemicals, inks, and bonding adhesives are obtained from various U.S. and foreign suppliers. Certain photographic films are commercially available solely from Eastman Kodak Company, of the United States. No assurance can be given that Kodak will continue to supply such photographic films on a satisfactory basis and in sufficient quantities. If Kodak were to discontinue manufacturing the film from which our optical media is made, we would endeavor to establish an alternate supplier for such film, although the purchase price could increase and reliability and quality could decrease from a new supplier. No assurance can be given that there will be adequate demand to attract a second source. In addition, an alternate supplier could encounter technical issues in producing the film as there may be know-how and manufacturing expertise which Kodak has developed over the years which an alternate supplier may have difficulty to replicate. We have pre-purchased a long-term supply of the film used to produce mastering loops for prerecording cards. With regard to the film from which our optical media is made, we currently have an order which Kodak has accepted with deliveries scheduled through June 2006. If Kodak announced that it was no longer going to sell film, we would request that Kodak provide us with a last-buy opportunity which we would plan to take maximum advantage of, although no assurance can be given that Kodak would provide us with such an opportunity. We have film on hand plus on order that we believe would provide us with an adequate supply to meet anticipated demand until we could locate and begin volume purchases from a second source.

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

        WE MAY NOT BE ABLE TO ADAPT OUR TECHNOLOGY AND PRODUCTS TO COMMERCIAL APPLICATIONS WHICH GENERATE MATERIAL AMOUNTS OF REVENUE AND PROFIT. THIS WOULD LIMIT THE FUTURE GROWTH OF OUR BUSINESS TO THE GOVERNMENT SECTOR AND THE LACK OF DIVERSIFICATION EXPOSES US TO ENHANCED RISK OF COMPETITION. We are seeking commercial applications for our optical memory products in order to lessen our dependence upon the government sector. Our efforts to develop OpticalProximity access cards with HID Corporation are but one example. We may be unsuccessful in these efforts in which case we would not obtain the diversity of revenues we are seeking for the future. If the use of our technology remains limited to secure ID card applications for government use, then we are more susceptible to other technologies and products making in-roads or to political pressures or changing laws.

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

        SEVERAL OF OUR FOREIGN PROGRAMS INVOLVE OUR CARDS AS PART OF A SOLUTION WHICH INCLUDES TECHNOLOGIES OF THIRD PARTIES THAT ARE INTEGRATED BY OUR SYSTEMS INTEGRATOR CUSTOMER OR SUBCONTRACTOR. WE THEREFORE DO NOT HAVE CONTROL OVER THE OVERALL SYSTEM WHICH COULD LEAD TO TECHNICAL AND COMPATIBILITY ISSUES WHICH ARE DIFFICULT, EXPENSIVE, AND TIME CONSUMING TO SOLVE. THIS COULD CAUSE OUR ULTIMATE CUSTOMERS, GENERALLY GOVERNMENTS, TO FIND FAULT IN OPTICAL CARDS AND SWITCH TO OTHER SOLUTIONS EVEN THOUGH OUR OPTICAL TECHNOLOGY IS NOT THE ROOT CAUSE. In certain of our current foreign programs such as Italy, India, and a Middle Eastern country, and possibly in future other programs, various third party technologies such as contact or contactless chips will be added to our cards. The embedding or addition of other technologies to the LaserCard optical memory card, especially when contracted to independent third parties, could potentially lead to technical, compatibility and other issues. In such circumstances, it may be difficult to determine whether a fault originated with the Company's technology or that of a co-supplier. If such faults occur, they could be difficult, expensive, and time-consuming to resolve. Such difficulties could lead to our ultimate customers, the foreign governments, switching to other technologies even though optical technology is not the root cause. The resulting loss of customers would adversely affect our revenues.

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

        WE ARE SUBJECT TO RISKS ASSOCIATED WITH CHANGES IN FOREIGN CURRENCY EXCHANGE RATES. Part of the manufacturing process of the LaserCard products that we sell in Italy takes place in our operations in Germany. Also, some of the raw materials we use to manufacture optical memory cards are sourced in Europe. These costs are denominated in euros, the currency used in much of Europe. However, when we sell our finished products the prices that we charge are denominated in United States dollars. Accordingly, we are subject to exposure if the exchange rate for euros increases in relation to the United States dollar. During fiscal 2005, we experienced a $0.2 million loss on foreign currency exchange. As of December 31, 2005, we had not entered into a forward exchange contract to hedge against or potentially minimize the foreign currency exchange risk related to transactions other than those related to intercompany and external payables and receivables.

        WE SOLD A SECOND-SOURCE CARD MANUFACTURING LICENSE TO GLOBAL INVESTMENTS GROUP (GIG), UNDER WHICH WE WILL PROVIDE CERTAIN FACTORY SET-UP AND TRAINING SERVICES. IF WE ARE NOT SUCCESSFUL OR IF GIG IS UNABLE TO FINANCE THIS OPERATION, THE SECOND-SOURCE SUPPLY OF OPTICAL CARDS WILL NOT MATERIALIZE. IF WE AND GIG ARE SUCCESSFUL, THE SECOND-SOURCE WILL COMPETE WITH US FOR BUSINESS. If GIG is not successful, but current and potential customers require a second source of optical memory cards (which is a common business practice) they could decide to use alternate technology cards, such as chip cards, that have multiple-source suppliers. We are obligated to deliver approximately $12 million worth of the required manufacturing equipment and installation support to GIG for its to-be-built new card manufacturing facility in Slovenia, to provide a targeted initial manufacturing capacity of 10 million optical cards annually. If GIG is successful, this will supply a second source for optical memory cards. We will also be assigning personnel to be on site during the license term to assist with quality, security, and operational procedures, with a mutual goal that the facility and the cards made in Slovenia conform to our standards. If cards are not produced in conformance with our quality standards, the reputation and marketability of optical memory card technology could be damaged. If the factory does not become operational and produce quality cards in high volume, or if GIG is unable to raise sufficient capital to build, equip and operate this facility, we would not obtain the hoped-for benefits--including ongoing royalties, sales of raw materials to GIG, expansion of the European market, and a bona fide second source for optical memory cards. On the other hand, if and when the factory is successfully manufacturing the cards in high volume, it will compete against us for business in certain territories, which could reduce our potential card revenues if the market does not expand. Revenue will be recognized over the remaining term of the agreement beginning when operation of the factory commences. The Company could incur greater expenses than it anticipates for the purchase and installation of the required manufacturing equipment thereby reducing cash and anticipated profits. While GIG currently anticipates its plant becoming operational during the second half of 2006, GIG has a history of prior delays.

        WE MAY NOT BE ABLE TO ATTRACT, RETAIN OR INTEGRATE KEY PERSONNEL, WHICH MAY PREVENT US FROM SUCCEEDING. We may not be able to retain our key personnel or attract other qualified personnel in the future. Our success will depend upon the continued service of key management personnel. The loss of services of any of the key members of our management team, including our chief executive officer, chief operating officer, the managing directors of our German operations, vice president of business development or our vice president of finance and treasurer, or our failure to attract and retain other key personnel could disrupt operations and have a negative effect on employee productivity and morale, thus decreasing production and harming our financial results. In addition, the competition to attract, retain and motivate qualified personnel is intense.

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

        WE ARE PLANNING TO IMPLEMENT ENTERPRISE RESOURCE PLANNING ("ERP") SOFTWARE DURING CALENDAR 2006 TO PROVIDE US THE INFORMATION WE NEED TO BETTER MANAGE AND PLAN OUR BUSINESS AND ENHANCE OUR FINANCIAL REPORTING. IF THIS IMPLEMENTATION IS UNSUCCESSFUL OR DELAYED, IT COULD ADVERSELY IMPACT RATHER THAN ENHANCE OUR ABILITY TO MANAGE AND GROW OUR BUSINESS. Our ability to successfully implement our business plan and comply with regulations requires an effective planning and management process. We expect that we will need to continue to improve existing, and implement new, operational and financial systems, procedures and controls to manage our business effectively in the future, especially as we integrate our German subsidiary's management and accounting information system. We are planning to implement ERP software during calendar 2006 to provide us the information we need to better manage and plan our business and enhance our financial reporting. Such implementations are costly and require personnel time and attention in order to succeed and can be delayed and problematic. Any delay in the implementation of, or disruption in the transition to, new or enhanced systems, procedures or controls, could harm our ability to accurately forecast sales demand, manage our supply chain and record and report financial and management information on a timely and accurate basis.

        AS A RESULT OF OUR REQUIRED ANNUAL EVALUATION OF OUR INTERNAL CONTROLS OVER FINANCIAL REPORTING, WE MAY IDENTIFY INTERNAL CONTROL WEAKNESSES NEEDING REMEDIATION, WHICH COULD HARM OUR REPUTATION. In March 31, 2005, we completed the first annual evaluation of our internal controls over financial reporting as required by Section 404 of the Sarbanes-Oxley Act of 2002 for the fiscal year ended March 31, 2005. Although our assessment, testing and evaluation resulted in our conclusion that as of March 31, 2005, our internal controls over financial reporting were effective, we cannot predict the outcome of our testing in future periods. If our internal controls are found to be ineffective in future periods, our reputation could be harmed. We may incur additional expenses and commitment of management's time in connection with further evaluations, either of which could materially increase our operating expenses and accordingly reduce our net income.

        BEGINNING APRIL 1, 2006, WE WILL BE REQUIRED TO RECORD COMPENSATION EXPENSE FOR STOCK OPTIONS. AS A RESULT OF THE RESULTING SIGNIFICANT EXPENSES, IT WILL BE MORE DIFFICULT FOR US TO CONTINUE TO BE PROFITABLE AND ANY PROFITABILITY WE ACHIEVE WILL BE REDUCED SIGNIFICANTLY. In December 2004, FASB issued an accounting standard that requires the fair value of all equity-based awards granted to employees be recognized in the statement of operations as compensation expense, for fiscal years beginning after December 15, 2005, rather than just showing such expense in a footnote as we have been doing. Given our outstanding options and our current intention to continue to grant options in the future as an incentive and retention tool for our service providers, the adoption of this accounting standard will reduce our profitability as measured by generally accepted accounting principles (GAAP) which may adversely affect our stock price. Such adoption could lead us to supplement our GAAP reports with non-GAAP measures in order to provide analysts with the same metrics we use to measure our business. Such adoption could also lead us to reduce or otherwise alter our use of stock options which we believe help align our service providers long-term interests with increasing our enterprise value. This could, in turn, hurt our ability to recruit employees and retain existing employees and directors.

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

        There were no material changes during the third quarter of fiscal 2006 in the Company's exposure to market risk for changes in interest rates.

        The following summarizes short-term and long-term investments at fair value, weighted average yields and expected maturity dates as of December 31, 2005 (in thousands, except for percentages):

                                                            FISCAL YEARS

                                                         2006          2007       TOTAL
                                                         ----          ----       -----
           Auction Rate Securities                     $ 14,050     $     --     $ 14,050
           Weighted Average Yield                          4.37%          --         4.37%
           U.S. Government and Agency Obligations         6,241           --        6,241
           Weighted Average Yield                          2.67%          --         2.67%
                                                       --------     --------     --------

           Total Investments                           $ 20,291     $     --     $ 20,291
                                                       ========     =========    ========

        FOREIGN CURRENCY EXCHANGE RATE RISK. The Company's U.S. operations sell products in various international markets. To date an immaterial amount of sales have been denominated in euros. In addition, some raw material purchases and purchased services are denominated in euros. As of December 31, 2005, the outstanding balance of a debt relating to the acquisition of Challenge Card Design Plastikkarten GmbH and cards & more GmbH, of Germany was immaterial. Accordingly, the exchange rate risk related to this debt is minimal.

        Since September 2005, the Company has entered into short-term forward exchange contracts to hedge intercompany loans receivable which denominated in euro to minimize the foreign currency exchange risk. As of December 31, 2005, the short-term forward exchange contract was outstanding with a notional amount of 1.7 million euros and the Company is required to close the position on January 27, 2006. This contract primarily hedges intercompany loans receivable with the respective gains and losses being reported in SG&A. Accordingly, these gains and losses were not material for the three and nine-month periods ended December 31, 2005.

        The income statements of the Company's non-U.S. operations are translated into U.S. dollars at the average exchange rate in each applicable period. To the extent the U.S. dollar weakens against euro, the translation of euro denominated transactions results in increased revenues, operating expenses and net income for the non-U.S. operations. Similarly, the Company's revenues, operating expenses and net income will decrease for the non-U.S. operations if the U.S. dollar strengthens against euro. For the nine-month period ended December 31, 2005, the fluctuation of the average exchange rate as compared to the average exchange rate from fiscal year 2005 was immaterial. Additionally, the assets and liabilities of the non-U.S. operations are translated into U.S. dollars at exchange rates in effect as of the applicable balance sheet dates, and revenue and expense accounts of these operations are translated at average exchange rates during the applicable period the transactions occur. Translation gains and losses are included as an adjustment to stockholders' equity.

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

        (B) CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING. There were no significant changes in the Company's internal control over financial reporting that occurred during the third quarter of fiscal 2006 that have materially affected, or are reasonably likely to materially affect, such control.

PART II.  OTHER INFORMATION

ITEM 1. - LEGAL PROCEEDINGS

        None

ITEM 2. - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

        None

ITEM 3. - DEFAULTS UPON SENIOR SECURITIES

        None

ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        There were no matters submitted to a vote of security holders during the period for which this report is filed.

ITEM 5. - OTHER INFORMATION

        None

ITEM 6. - EXHIBITS

              EXHIBIT NO.   EXHIBIT DESCRIPTION

              3(I) Certificate of Incorporation: Exhibit 3.1 of the registrant's annual report on Form 10-K for the fiscal year ended March 31, 2005, filed with the SEC on June 15, 2005, is hereby incorporated by reference.

              3(II) Bylaws: Exhibit 3.2 of the registrant's annual report on Form 10-K for the fiscal year ended March 31, 2005, filed with the SEC on June 15, 2005, is hereby incorporated by reference.

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

        Exhibits 31.1, 31.2, 32.1, and 32.2 are filed herewith while the other exhibits are incorporated by reference. No other exhibits are included in this report as the contents of the required exhibits are either not applicable to Registrant, to be provided only if Registrant desires, or contained elsewhere in this report.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

LASERCARD CORPORATION
(Registrant)

         Signature                                  Title                           Date
         ---------                                  -----                           ----


/s/ Richard M. Haddock                      Chief Executive Officer            February 3, 2006
--------------------------------
Richard M. Haddock

/s/ Steven G. Larson                        Chief Financial Officer            February 3, 2006
--------------------------------
Steven G. Larson

                                INDEX TO EXHIBITS

                                  [ITEM 14(c)]
Exhibit
Number        Description
------        -----------

3(I) Certificate of Incorporation: Exhibit 3.1 of the registrant's annual report on Form 10-K for the fiscal year ended March 31, 2005, filed with the SEC on June 15, 2005, is hereby incorporated by reference.

3(II) Bylaws: Exhibit 3.2 of the registrant's annual report on Form 10-K for the fiscal year ended March 31, 2005, filed with the SEC on June 15, 2005, is hereby incorporated by reference.

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