Form 10-K
period 2006-03-31
LASERCARD CORP
filed 2006-06-14
CIK 30140

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
[Mark One]

[ x ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended March 31, 2006

OR
[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from                to ______

Commission File Number: 0-6377

LASERCARD CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	77-0176309
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1875 North Shoreline Boulevard, Mountain View, CA	94043-1601
(Address of principal executive offices)	(Zip Code)

(650) 969-4428
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None	None
(Title of each class	(Name of each exchange
so registered)	on which registered)

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.01 Par Value
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. [  ]  Yes   [x]  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  [  ]  Yes   [x] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  [x]  Yes   [  ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. Se definition of “accelerated filer and large filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [x]	Non -accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  [  ]  Yes  [x]  No

Based on the last trade price of the Company's Common Stock on The Nasdaq Stock Market on the last business day of the registrant’s most recently completed second fiscal quarter (September 30, 2005), the aggregate market value of the voting stock held by non-affiliates of the registrant is approximately $99,624,000. Shares of common stock held by officers, directors and other persons who may be “affiliates” of the Registrant have been excluded from this computation. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Indicate the number of outstanding shares of Common Stock, $.01 par value, at May 31, 2006:  11,810,360

DOCUMENTS INCORPORATED BY REFERENCE: NONE
Exhibit Index is on page 91
Total number of pages is 98

PART I

PART I

ITEM 1. BUSINESS

FORWARD-LOOKING STATEMENTS. All statements contained in this report that are not historical facts are forward-looking statements.  The forward-looking statements in this report are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  They are not historical facts or guarantees of future performance or events. Rather, they are based on current expectations, estimates, beliefs, assumptions, and goals and objectives and are subject to uncertainties that are difficult to predict.  As a result, the Company’s actual results may differ materially from the statements made.  Often such statements can be identified by their use of words such as “may,” “will,” “intends,” “plans,” “believes,” “anticipates,” “visualizes,” “expects,” and “estimates.”  Forward-looking statements made in this report include statements as to the Company’s belief that the German subsidiaries will successfully complete the contract for a conventional non-optical card production facility during fiscal year 2007; the Company’s belief that the expired U.S. government contract will be replaced with a new contract or purchase order prior to delivery of those cards ordered prior to when the contract expired in November 2005; the Company’s beliefs as to current and potential market segments, customers, and applications for and deployment of the products of the Company; the advantages of, potential income from, and duties to be performed under the sale of a second-source card manufacturing license to Global Investments Group (GIG); future scheduled payments and contingent royalties under the GIG contract, GIG’s production capacity, and that the Company will sell equipment to GIG, provide GIG with installation support, and have on-site personnel; production quantities, delivery rates and expected delivery schedule, backlog, and revenue recognition for Company products for U.S. or foreign government programs; plans to increase card production capacity for anticipated increases in orders including $9 million in capital equipment and leasehold improvements during the next twelve months; plan to enhance CCD card manufacturing to encompass four key ID card technologies and belief that CCD factory assists the Company to take advantage of European growth opportunities and combined with CCD marketing will accelerate European acceptance of optical memory technology; our intent to find another photographic film supplier should Kodak cease supplying such film and to take advantage of any last-buy opportunity which Kodak may choose to provide; our intent to pursue patent infringers by litigation, arbitration, or negotiation; anticipated continued use of the Company’s products by the governments of the United States, Canada, a Middle Eastern country, India, Costa Rica and Italy; the need for, expected success of, and potential benefits from the Company’s research and engineering efforts and whether they can stimulate card sales growth; the effects of read/write drive prices and sales volume on gross profits or gross margins from read/write drive sales; expectations regarding revenues (overall and by segment and by customer), margins, SG&A and R&D expenses, state income taxes, capital resources, and capital expenditures and investments, and the Company’s deferred tax asset and related valuation allowance; expected card orders delivery volumes, estimates of optical card production capacity, expected card yields there from, the Company’s ability to expand production capacity, and the Company’s plans and expectations regarding the growth and associated capital costs of such capacity; expected schedule for personalization infrastructure installation in a Middle Eastern country; estimates that revenues and advance payments will be sufficient to generate cash from operating activities over the next 12 months despite expected quarterly fluctuations; expectations regarding market growth, product demand, and the continuation of current programs; expectation that international markets will be an important revenue source; potential expansion or implementation of government programs utilizing optical memory cards, including without limitation, those in Italy, India, and a Middle Eastern country, and the timing of the award of any prime contracts for such programs and the amount of card orders in such programs; and the Company's plans, objectives, and expected future economic performance including without limitation, its marketing objectives, EMEA strategy, long-term revenue growth objectives, and drive pricing strategy.

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

risks and difficulties associated with development, manufacture, and deployment of optical cards, drives, and systems; the impact of litigation; the ability of the Company or its customers to initiate and develop new programs utilizing the Company's card products; risks and difficulties associated with development, manufacture, and deployment of optical cards, drives, and systems; potential manufacturing difficulties and complications associated with increasing manufacturing capacity of cards and drives, implementing new manufacturing processes, and outsourcing manufacturing; the Company’s ability to produce and sell read/write drives in volume; the unpredictability of customer demand for products and customer issuance and release of corresponding orders; government rights to withhold order releases, reduce the quantities released, and extend shipment dates; whether the Company receives a fixed shipment schedule, enabling the Company to recognize revenues on cards delivered to the vault instead of when cards later are shipped from the vault; the impact of technological advances, general economic trends, and competitive products; the impact of changes in the design of the cards; and the possibility that optical memory cards will not be purchased for the full implementation of card programs in Italy, a Middle Eastern country and India, or for DHS programs in the U.S., or will not be selected for other government programs in the U.S. and abroad; unanticipated delays in obtaining U.S. government approvals to extend or replace its expiring contract; the risks set forth in the section entitled “Risks ” and elsewhere in this report; and other risks detailed from time to time in the Company’s SEC filings. These forward-looking statements speak only as to the date of this report, and, except as required by law, the Company undertakes no obligation to publicly release updates or revisions to these statements whether as a result of new information, future events, or otherwise.

Trademarks. LaserCard® and Drexon® are the Company’s registered trademarks. OpticalSmartTM card, OpticalProximityTM card, LaserCard® ConciergeCardTM, OptiChipTM, LaserPassTM, Embedded HologramHDTM, Optical IDLockTM, and LaserBadgeTM are the Company’s trademarks. The Company may also refer to trademarks of other corporations and organizations in this document.

GENERAL DEVELOPMENT OF BUSINESS

Headquartered in Mountain View, California, LaserCard Corporation, a Delaware corporation, (formerly known as Drexler Technology Corporation, until October 1, 2004) is primarily a holding company that performs all its operations through its two wholly owned subsidiaries. LaserCard Corporation, a California corporation, of Mountain View, manufactures LaserCard® optical memory cards and card related products, including chip-ready OpticalSmart™ cards, and Challenge Card Design Plastikkarten GmbH, acquired on March 31, 2004, with offices in Rastede and Ratingen, Germany, manufactures advanced-technology cards and markets cards, system solutions, and thermal card printers. The Company completed the merger of cards & more GmbH (also acquired on March 31, 2004) into Challenge Card Design Plastikkarten GmbH in January 2006. References to Challenge Card Design Plastikkarten GmbH in this document include the pre-merger activities of cards & more GmbH.

Challenge Card Design Plastikkarten GmbH (“CCD”) provides the Company with a strong card manufacturing base to serve the European, Middle Eastern, African, and Asian markets, supplementing the Company’s newly expanded manufacturing operations in California. While operating results of CCD since the acquisition are consolidated into the Company’s financial statements for fiscal years 2006 and 2005, the historic operating results have not been included in the financial statements for fiscal year 2004 and prior periods. The consolidated balance sheets as of March 31, 2006 and March 31, 2005 reflect the acquisition.

LaserCard Corporation was incorporated under the laws of the State of California on July 23, 1968, and was reincorporated as a Delaware corporation on June 24, 1987. The Company’s mailing address and executive offices are located at 1875 North Shoreline Boulevard, Mountain View, California 94043, and the telephone number is (650) 969-4428. Throughout this report, the “Company,” “we,” and “us” refer to LaserCard Corporation and subsidiaries, unless otherwise indicated.

The Company's annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports can be obtained free of charge after such material is electronically filed with or furnished to the Securities and Exchange Commission (SEC). These documents are available as soon as reasonably practicable using the hypertext link to the SEC’s website via the Company's website, www.lasercard.com. They also may be obtained directly from the SEC's website, www.sec.gov/edgar/searchedgar/companysearch.html under CIK code 30140. In addition, these documents and the Company’s “Code of Ethics and Business Conduct for Employees, Officers, and Directors” are posted on the Company’s website.

The Company’s primary product is the LaserCard® optical memory card which is a credit-card sized, data storage card—invented, patented, developed, and manufactured by the Company. Along with its ability to record, update, and store up to 2.86 megabytes of user data, this unique card offers multiple data-security features, can be carried in a wallet, and is highly resistant to counterfeiting and data tampering. This makes the LaserCard® ideal for portable and secure data storage and for cardholder identification.

Current applications for the LaserCard® include identification cards for citizens, non-citizen permanent residents, foreign workers, and border crossing, as well as vehicle registration and driver’s licenses.

Major programs include:

o	United States Permanent Resident Card (“Green Card”)
o	United States Department of State Laser Visa Border Crossing Card (BCC)
o	Government of Canada “Maple Leaf” Permanent Resident Card
o	Italian citizens’ ID card
o	Italian foreign resident card
o	Costa Rica residency card
o	Middle Eastern country national ID card
o	Vehicle registration in a few states in India

The Company sold a license, effective April 3, 2004, to Global Investments Group (GIG), based in Auckland, New Zealand, for card manufacturing in Slovenia.  This agreement provides for payments to the Company of $14 million for a 20-year license and five-year training support package, followed by $15 million paid $1 million annually for ongoing support for an additional 15 years.  Additionally, the Company is to sell approximately $12 million worth of the required manufacturing equipment and installation support for the new facility to be built by GIG to provide a targeted initial manufacturing capacity of 10 million optical cards annually. As of March 31, 2006, the Company had acquired $5.9 million of this equipment classified as equipment held for resale on its consolidated balance sheet.  The Company has received $20.5 million of payments called for in the agreements, consisting of a partial payment for the equipment and training of $6.5 million and $14 million for the license fee and support. Another approximately $5.9 million is overdue with GIG most recently committing to complete the payment by the end of June. The Company has begun to investigate alternative courses of action should GIG fail to make such payment. For the $20.5 million the Company received, $18.5 million was recorded as advance payments from customer and $2 million for the licensing fee was recorded as deferred revenue, which were both classified as long term liabilities within the consolidated balance sheets.  In addition to the $41 million discussed above, GIG is to pay the Company royalties for each card produced under the license.  The territories covered by the license include most of the European Union and eastern European regions.  GIG has exclusive marketing rights in certain territories, with performance goals to maintain these rights.  The Company will assign a person on site during the license term to assist with quality, security and operational procedures, with the mutual goal that the facility and the cards made in the facility conform to the Company’s standards. The Company also retains rights to utilize up to 20% of the new facility capacity as backup and capacity buffer to augment its own card manufacturing facilities in Mountain View, California and at its German subsidiary. The granting of this license to GIG establishes a potential second source supplier of optical memory cards for existing and prospective customers who may request multiple sources for cards.

For a discussion of the risk factors related to the Company’s business operations, see the “Forward-Looking Statements” narrative at the beginning of this report, the “Risk Factors” at the end of this section, and the “Management’s Discussion and Analysis of Results of Operations and Financial Condition” contained in Item 7.

FINANCIAL INFORMATION ABOUT SEGMENTS

The Company’s three reportable segments are: (1) optical memory cards, (2) optical memory card drives, including read/write drives, maintenance, and related accessories (“optical card drives”), and (3) specialty cards and printers. The segments were determined based on the information used by the chief operating decision maker. The optical memory cards and optical card drives reportable segments are not strategic business units which offer unrelated products and services; rather these reportable segments utilize compatible technology and are marketed jointly. Specialty cards and printers is a strategic business unit offering at times unrelated products and at times related products with the other reportable segments. See “Segment Reporting” in Note 4 in Item 8, “Financial Statements and Supplementary Data,” for additional industry segment information.

NARRATIVE DESCRIPTION OF BUSINESS

LaserCard Corporation develops, manufactures and sells optical memory cards, optical card drives, system software and card-related systems, and markets peripherals, specialty cards and card printers. The primary product of the Company is the LaserCard® optical memory card (OMC).

LaserCard®; A Secure Counterfeit-resistant Credential

The Company’s LaserCard® optical memory card is a secure, counterfeit-resistant credential whose current primary use is by national governments in identification applications.

Digital data is recorded in an irreversible process so that ID information on a legitimate card cannot be fraudulently altered for criminal purposes. Each implementation for secure ID is customized to the issuer’s own specifications. Key characteristics of the card’s memory and the issuing and inspection hardware are matched. To date, the Company’s users have concluded that the hurdle for would-be card counterfeiters is so high that such persons instead would seek some other vulnerability points in the issuance process.

Another security benefit of optical memory is its ability to create visible, high-resolution micro images and security patterns in the optical media itself at resolutions up to 12,000 dots per inch. These features, which cannot be accurately simulated, are used by inspectors and forensic specialists for both unaided and aided visual card authentication.

It is also possible to create a “laser-etched,” eye visible image in the media, irreversibly marking the digital recording media with the visible identity of the card holder - a unique security feature among all machine readable card technologies. This method of permanently “etching” a facial image in the media has been in use since 1997 and was originally used to verify or back-up the authenticity of the printed or laser engraved facial images on the card’s surfaces. Following recent development efforts, the resolution and contrast of this etched image has been significantly enhanced. The newly released Embedded HologramHD™ features a larger, high-definition photographic quality image, so the feature itself can be used for ID verification, while still serving the back-up function. The feature is essentially impossible to copy or reproduce and cannot be altered thus providing a very high level of counterfeit resistance.

Embedded HologramHD is a component of LaserCard’s unique document security package, known as Optical IDLock™, a highly sophisticated layering and blending of overt, covert and forensic security and identity management features. These features collectively make each card uniquely counterfeit resistant, tamper evident and permanently locked to the identity of the cardholder. No other technology can deliver this level of security tied to the individual cardholder’s identity.

The Company's OpticalSmart™ Card offering combines the security and capacity of optical memory with the active transactional capability of IC chip. The chip can be any ISO 7816 series standard module and is embedded into the optical card base stock using traditional milling and embedding techniques.

Typical applications for the OpticalSmart™ Card include the provision of e-government services via the chip and while the optical memory acts as a visual and automatic card authentication feature, backs up the chip in case of failure or tampering, and stores an audit trail of events in the card's life for security and forensic purposes. In addition, the optical memory can store a suite of original biometric images (for example, face, fingerprints and irises) to provide a means of ID verification across other government and private sector applications. Given that optical memory can be used securely off-line, it is not necessary to have access to Public Key Infrastructure, an extremely costly and complex system, at every transaction point thus enhancing the over-all cost-effectiveness of optical memory.

The Company believes that the newly-introduced LaserPass™ is the most secure and flexible electronic ID solution available today. Combining the convenience and facilitation capabilities of RFID or contactless chip technology with the security and certain, automatic authentication of optical memory, the system can support a complete range of inspection and ID verification scenarios which can be set depending on perceived threat levels. For example, the combination of the technologies provides the following advantages:

•	RFID provides convenient access within a facility after cardholder ID verification (one -to-one) with data stored on the optical memory
•	RFID can be used in high traffic environments as a “read ahead” data base pointer allowing data to be retrieved and queued awaiting inspection
•	Optical memory provides instant automatic card authentication, very rapid one-to-one biometric ID verification, and display of digital facial image and other ID data directly from the optical memory
•	Optical memory provides an attending inspector with unparalleled surety in visually verifying card, cardholder and displayed data
•	All RFID data is backed up on the optical media
•	Optical memory can be used when the network is down or slow
•	Optical memory can be used when the chip may have been compromised or there is suspicion about the cardholder’s match to the database image or tampering with the card’s printed personal data
•	Optical memory acts as forensic evidence in criminal prosecutions for tampering or counterfeiting of either the chip’s data or card personalized data

LaserCard Government Applications

The predominant present application is secure identity in government programs, covering both immigration and border entry along with citizenship. The counterfeit-resistant cards are typically replaced every five or ten years. The following are examples of these government applications:

o
The U.S. Permanent Resident Card (“Green Card”), made by the Company and issued by the Department of Homeland Security, evidences that a non-US citizen is approved to reside and be employed in the United States.

o
The Laser Visa Border Crossing Card, made by the Company and issued by the United States Department of State, permits Mexican citizens to visit the United States (close to the U.S. border) for up to 30 days.

o	The Canadian “Maple Leaf” Permanent Resident Card, made by the Company, has been issued by the Government of Canada since mid-2002 to confirm Canadian permanent resident status.

o	The electronic citizen ID card of Italy, identifies the holder as a citizen and confers upon the holder the rights and privileges to which a citizen is entitled.

o	The Italian electronic non-citizen resident permit card for non-EU citizens.

o
In a program for a Middle Eastern country, the LaserCard® is being issued as a national identification card. The Company has sold read/write drives, printers and application software for installation of the infrastructure required for card issuance, and to date has shipped about 500,000 optical memory cards.

o
A motor vehicle registration program in the States of Delhi and Gujarat, India, in which the OpticalSmart™ LaserCard® is used for storing the payment of road tax, vehicle registration, insurance, violations, and vehicle fitness. We have been informed that the two states have issued more than 600,000 such optical card-based registrations to date, and other Indian states have planned OpticalSmart™ card vehicle registration programs as well.

Data Storage Capacity

The gross data storage capacity of the standard LaserCard® is 4.1 megabytes on the 35mm optical stripe and 1.5 megabytes on the 16mm stripe. The LaserCard® itself is the size of a conventional credit card.

A portion of the LaserCard®’s total data capacity is used for an error detection and correction, or EDAC, algorithm. EDAC is routinely used in various data storage and transfer methods to compensate for data errors resulting from transmission errors, surface scratches above the recording material, or contamination such as dust or fingerprints. EDAC is automatically added to data written onto the LaserCard®, to achieve written data error rates of less than one in a trillion.

The resulting data storage capacities are 2.86 megabytes of “user” capacity for the standard 4.1 megabyte LaserCard® and 1.1 megabytes of “user” capacity for the 1.5 megabyte LaserCard®.

Durability

Since 1993 more than 800,000 LaserCard® optical memory cards and approximately 2,000 LaserCard® OMC drives have been installed by the U.S. Defense Logistics Agency for use in shipping goods all over the world, often in the most hazardous environments. Environmental testing done by the U.S. Army showed high durability with the optical memory card, and has subsequently been validated by the worldwide Army deployments where the card has demonstrated its ability to withstand some of the harshest conditions and still work reliably in this mission-critical application.

International Standards for Optical Memory Cards

Standardization of optical memory cards allows interchange of the digital information encoded on the cards and facilitates compatibility among optical memory card systems. The Company participates in optical card standards activities in the United States and internationally. Shown below is the current status of optical memory card standards under ISO/IEC (the International Organization for Standardization/International Electrotechnical Committee). The LaserCard® optical memory card system, complies with all of the documents listed.

o	ISO/IEC 11693 describes the general characteristics of optical memory cards. This international standard was first published in 1994.

o	ISO/IEC 11694-1 describes the physical characteristics of the card, such as height, width, thickness, etc. This international standard was first published in 1994.

o	ISO/IEC 11694-2 describes the dimensions and location of the accessible area—the area on the card where data writing/reading occurs. This international standard was first published in 1995.

o	ISO/IEC 11694-3 describes the optical properties and characteristics of the card and provides the technical specifications which allow interchange. This international standard was published in 1995.

o	ISO/IEC 11694-4 describes the logical data structure on the card and defines the method of writing and reading card data. This international standard was published in 1996.

In the United States, ANSI (the American National Standards Institute) has adopted all of the above ISO Standards as ANSI/ISO Standards.

Other standards defining the use of optical memory cards in certain application areas, such as driver’s license and interoperable ID documents, also exist.

LaserCard® Manufacturing

The Company’s LaserCard® optical memory card manufacturing operations are located in Mountain View, California, and Rastede, Germany. The Company produces optical memory cards using a roll-lamination process or a newer sheet-lamination process. The sheet-lamination process is currently more labor intensive than the roll-lamination process but allows the use of high security offset printing and other special features, resulting in a premium card. The Company has an annual production capacity of 10 million roll-process cards in conjunction with approximately 8 million sheet-process cards depending upon the optimum mix of features.

The March 31, 2004 acquisition of Challenge Card Design Plastikkarten GmbH (“CCD”) of Rastede, Germany, provides the Company with a card manufacturing base to serve the European, Middle Eastern, African, and Asian markets, supplementing the Company’s card manufacturing operations in California. CCD has a manufacturing capacity of up to 20 million non-optical specialty cards per year. CCD also provides optical memory card manufacturing capacity for some interim steps of the sheet manufacturing process. The Company may enhance the existing CCD factory to manufacture finished optical card blanks in Germany if and when European customer orders justify such capacity expansion and such European expansion is determined to be cost effective. This would enable CCD to manufacture cards featuring four of the key ID card technologies (optical memory, contact IC chip, contactless RFID, and magnetic stripe) either singly or in combination, along with other high-security features.

Raw Materials

To maintain adequate raw material supplies for the manufacture of optical memory cards, the Company establishes ongoing relationships with principal qualified suppliers, and when commercially reasonable utilizes multiple suppliers, and obtains information about alternate suppliers. The Company maintains raw materials inventory levels that take into account current expected demand, order-to-delivery lead times, supplier production cycles, and minimum order quantities. If the Company is unable to buy raw materials in sufficient quantities and on a timely basis, it would not be able to deliver products to customers on time.

Most of the raw materials used in the manufacture of optical memory cards are available from one or more qualified suppliers. Such materials include plastic films used in optical memory card production, which are available from one supplier in the U.S. and from multiple foreign suppliers. Processing chemicals, inks, and bonding adhesives are obtained from various U.S. and foreign suppliers. However, certain photographic films are commercially available solely from Eastman Kodak Company, of the United States. No assurance can be given that Kodak will continue to supply such photographic films on a satisfactory basis and in sufficient quantities. If Kodak were to discontinue manufacturing the film from which our optical media is made, we would endeavor to establish an alternate supplier for such film, although the purchase price could increase and reliability and quality could decrease from a new supplier. No assurance can be given that there will be adequate demand to attract a second source. In addition, an alternate supplier could encounter technical issues in producing the film as there may be know-how and manufacturing expertise which Kodak has developed over the years which an alternate supplier may have difficulty to replicate. We have pre-purchased a long-term supply of the film used to produce mastering loops for prerecording cards. With regard to the film from which our optical media is made, we currently have an order which Kodak has accepted with deliveries scheduled through October 2006. If Kodak announced that it was no longer going to sell film, we would request that Kodak provide us with a last-buy opportunity which we would plan to take maximum advantage of, although no assurance can be given that Kodak would provide us with such an opportunity. We have film on hand plus on order that we believe would provide us with an adequate supply to meet anticipated demand until we could locate and begin volume purchases from a second source. In addition, the Company is researching other materials for use as its optical memory card media.

LaserCard Read/Write Drives; Manufacturing and Parts/Components

Optical memory cards are used in conjunction with a card read/write device (drive) that connects to a personal computer. The price, performance, and availability of read/write drives are factors in the commercialization of optical cards. The Company maintains read/write drive manufacturing operations in its Mountain View, California facilities. The Company continuously seeks design and procurement changes to improve performance and reduce the drive selling price although much higher volumes would be required to significantly reduce the price further.

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

Custom Applications. The Company also offers contract services for purchase by customers that require custom programming in the development and integration of their LaserCard® applications. It also makes available for purchase by customers, software for demonstrating data storage, medical, and security concepts involving the LaserCard®, software-development tools for related peripherals, and a card issuance application software package.

Application software. End-user application software is an important factor in developing commercial markets for optical memory cards because it directs computers to do specific tasks related to the customer's end-user application for the LaserCard®. Typically, the Company’s value-added resellers (VARs) and/or their customers develop software for specific end-user applications. In this role, VARs may integrate optical card products into existing software products, write new application software for specific optical memory card programs, or license software from other VARs. Several VARs have written optical card software programs for applications. The Company markets the BadgeMaker card personalization and issuing applications used for card issuance and data management; and the LaserBadge™ derivative of BadgeMaker, and a Biometric ID Verification System application.

API and application software sales have not been a significant portion of revenues thus far. To date, the Company’s software development has been completed concurrent with the establishment of technological feasibility and, accordingly, all software development costs have been charged to research and engineering expense in the accompanying statements of operations.

LaserCard Biometric ID Verification System

The Company has developed a LaserCard Biometric ID Verification System that can quickly confirm validity of optical memory card biometric ID cards sold to the U.S. Government, read and display digitally stored photographs and other digital data from the cards, and biometrically verify the cardholders’ live-scanned fingerprints with the fingerprint templates stored on the cards at time of card issuance.

The Company also is marketing the LaserCard Biometric ID Verification System as a "concept" package, meaning that software which performs the same functions (but not usable with U.S. government cards) is available in customized form to other customers for government, industrial, and commercial applications.

Other Advanced-Technology Cards

Acquired by the Company on March 31, 2004, Challenge Card Design Plastikkarten GmbH is a recognized leader in Europe as a provider of advanced contactless card solutions, primarily in the consumer, event, and access control sectors including gate systems for sporting events and student ID cards for German universities. CCD has the production capacity to manufacture up to 20 million advanced-technology specialty cards per year—including contact IC chip cards, contactless RFID cards, and magnetic stripe cards—and markets cards, thermal card printers, and system solutions worldwide under the cards & more brand. The CCD card manufacturing plant in Rastede provides significant capacity and product flexibility to the Company’s product line. With expertise in contactless IC technology and high resolution security printing, the European factory positions the Company to move into new market areas.

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

Revenues by geographic region are shown in Note 4 of the “Notes to Consolidated Financial Statements” in Item 8, “Financial Statements and Supplementary Data.” Substantially all foreign product sales have been made through VARs and licensees. The Company believes that international markets will be an important source of product sales and license revenue in the future.

LaserCard® sales and marketing operations are conducted through its offices in California, New York, Washington, D.C. area, and Germany. In addition, the LaserCard Corporation website (www.lasercard.com) supports worldwide marketing activities. The Company’s marketing and sales staff, general management, and technical personnel work closely with customers and provide pre-sales technical support to assist VARs and licensees.

European Operations. The Company’s German subsidiary, Challenge Card Design Plastikkarten GmbH (“CCD”) provides the marketing base for most of Europe, Middle East, and Africa (EMEA). CCD gives the Company an established position in the European Union in the advanced-technology card market. CCD is a recognized leader in Europe as a provider of advanced contactless card solutions, primarily in the consumer, event, and access control sectors under the cards & more brand. CCD heads the Company’s European marketing effort in coordination with LaserCard Corporation. The Company believes that the European marketing base, along with the optical card manufacturing capability in Germany, will accelerate European acceptance of the use of optical memory products in EU government and business solutions.

CCD serves and supports its existing customer base for advanced-technology specialty cards and thermal printers, while adding new resources to build the optical memory card business throughout the EMEA region. The Company intends to focus principally on biometric ID solutions for national and regional governments in this region, as well as promoting optical cards in commercial and industrial markets which can benefit from the large data capacity and robust security that optical cards offer.

Marketing Objectives: The Company’s principal objectives are to:

•	Maintain, leverage and expand further the existing optical memory card user community of national and regional governments
•	Broaden the optical memory-based range to address lower end applications characterized by higher price sensitivity
•	Diversify optical memory products into, and effectively penetrate, industrial and commercial markets
•	Expand hardware product offerings to address new markets and add value to the current offering
•	Increase revenues by selling more application software and integrated solutions, such as data capture, personalization, quality assurance and kiosk systems
•	Maintain and, where possible, increase market share for specialized cards and printer products

Licensing

The Company sold a license, effective April 3, 2004, to Global Investments Group (GIG), based in Auckland, New Zealand, for card manufacturing in Slovenia.  This agreement provides for payments to the Company of $14 million for a 20-year license and five-year training support package, followed by $15 million paid $1 million annually for ongoing support for an additional 15 years.  Additionally, the Company is to sell approximately $12 million worth of the required manufacturing equipment and installation support for the new facility to be built by GIG to provide a targeted initial manufacturing capacity of 10 million optical cards annually. As of March 31, 2006, the Company had acquired $5.9 million of this equipment classified as equipment held for resale on its consolidated balance sheet.  The Company has received $20.5 million of payments called for in the agreements, consisting of a partial payment for the equipment and training of $6.5 million and $14 million for the license fee and support. Another approximately $5.9 million is overdue with GIG most recently committing to complete the payment by the end of June. The Company has begun to investigate alternative courses of action should GIG fail to make such payment. For the $20.5 million the Company received, $18.5 million was recorded as advance payments from customer and $2 million for the licensing fee was recorded as deferred revenue, which were both classified as long term liabilities within the consolidated balance sheets.  In addition to the $41 million discussed above, GIG is to pay the Company royalties for each card produced under the license.  The territories covered by the license include most of the European Union and eastern European regions.  GIG has exclusive marketing rights in certain territories, with performance goals to maintain these rights.  The Company will assign a person on site during the license term to assist with quality, security and operational procedures, with the mutual goal that the facility and the cards made in the facility conform to the Company’s standards.  The Company also retains rights to utilize up to 20% of the new facility capacity as backup and capacity buffer to augment its own card manufacturing facilities in Mountain View, California and at its German subsidiary. The granting of this license to GIG establishes a potential second source supplier of optical memory cards for existing and prospective customers who may request multiple sources for cards.

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

There were no license revenues for fiscal years 2006, 2005, or 2004.

Competition

The Company’s primary competition is other card products. Competitive factors among the various card technologies include interoperability, per issued card system cost, standards compliance, installed base of compatible equipment, durability, environmental tolerance, card security, and potential for open competitive bidding. The Company believes its optical memory cards offer key technological and security advantages. The current price of optical card read/write drives is a competitive disadvantage to the Company in some markets because alternative technologies typically have lower priced drives. However, when the cost of drives and a large number of cards is factored together, the Company’s optical memory card technology can offer competitive pricing compared with its closest competitor, high capacity integrated circuit (IC) cards, especially when the very high cost of Public Key encryption and networks is factored into the cost of an IC card system. There are companies known to the Company, and there may be other companies unknown to the Company, which are working on optical memory and optical memory card products which could compete with the Company if commercialized.

Other card technologies that compete with optical memory cards include IC cards, 2-dimensional bar code cards and symbology cards, optical CD or DVD-read only cards and recordable cards, holographic data storage cards, and RFID cards. The financial and marketing resources of some of the competing companies are greater than the Company’s resources. The Company believes that the LaserCard®'s storage capacity, read/write capability, price-performance ratio, rugged card construction and flexibility, optional technology add-ons, ability to store audit trails, and resistance to counterfeiting and tampering make the LaserCard® optical memory card a viable choice for a variety of digital card applications.

In addition, centralized on-line databases combined with wide-area networks may limit the penetration of optical memory cards in certain applications, and are a form of competition.

Smart Cards. The LaserCard® competes primarily with cards that contain an IC microprocessor and memory. Known as "smart cards," or "chip cards," their prices and performance vary widely. The smart card uses a much lower cost read/write unit than is currently used with an optical card, whereas a typical smart card containing a 64-kilobyte IC and a microprocessor is typically more than the cost of the Company’s 2.8 megabyte optical memory card. The IC card is more vulnerable to tampering and can be more easily damaged in everyday use, whereas the Company's card construction and the use of polycarbonate plastic make the LaserCard® more rugged. Companies that manufacture IC cards of various types and storage capacities include Gemplus, Axalto, Sharp, Orga Card Systems, Oberthur Card Systems, many of which are substantially larger and have more resources than the Company

Contactless Chips. Sometimes referred to as “RFID”, this technology has a predominant background in transit fare token applications and facility access. It has recently attracted a lot of attention for identity verification and border inspection applications and has been seen as competition to optical memory card in these markets.

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

The Company believes that there are often no absolutes in comparing one card technology with another. Rather, each technology will either stand on its own merits when viewed against specific application requirements or a hybrid combination of technologies will deliver the “best of all worlds” solution. Currently, only the Company offers a hybrid card embodying the optical memory technology of the LaserCard® with an embedded IC or RFID chip in the Company’s OpticalSmartTM card and LaserPassTM products, respectively.

Other Card Products. Read-only memory cards such as 2-dimensional bar code cards and symbology cards are lower priced and compete with the Company's read/write optical memory cards for certain markets, such as identification cards. However, the Company's cards have significantly higher storage capacity and offer unique security features to deter counterfeiting and data tampering. Two-dimensional bar codes on cards and other symbology cards store relatively small amounts of data compared to the LaserCard® and are not recordable/updatable after they are issued. Moreover, alternative technologies—such as IC chips, radio frequency (RF) circuitry, and bar codes/symbology—can be incorporated into the Company's optical memory cards, thereby adding additional performance features to the LaserCard®. Experimental card technologies probably are under development at other companies.

Other Optical Memory Cards and Equipment. The Company previously licensed its card patents to two Japanese companies, Canon Inc. and Dai Nippon Printing, which the Company believes are not manufacturing or selling such cards at this time. In addition, as described in the “Licensing” section, in April 2004, the Company sold a card-manufacturing license to Global Investments Group for the manufacture of optical memory cards in Slovenia. Under these royalty-bearing licenses, the licensees have the right to manufacture and sell optical memory cards in competition with the LaserCard®. The newly licensed Slovenian operation under the Global Investments Group license is not yet capable of manufacturing optical cards, but is expected to become a second-source for the Company’s cards over time. Global Investments Group could become a competitor in certain Western European countries; however, exclusivity provisions of the license preclude competition in certain markets. For example, the Company is prohibited from competing in certain Eastern European countries, and Global Investments Group is prohibited from competing outside European countries.

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

Other Matters

Research and Engineering Expenses

Research and engineering expenses were $2.3 million for fiscal year 2006; $3 million for fiscal year 2005; and $2.6 million for fiscal year 2004. The Company is continuing its efforts to develop new optical memory card features, including the insertion of contactless chips with radio frequency (RF) capability, optical memory card media, optical memory card read/write drives, read-only drives (readers), OptiChip small form factor optical media, OpticalProximityTM systems, card personalization systems, and software products in an effort to strengthen its existing products and provide new products that can stimulate optical memory card sales growth. For example, the Company has developed an Optical/RFID and Optical/Proximity card and system (“LaserPass™”) to compete in the rapidly growing RFID marketplace. The Company anticipates that these ongoing research and engineering efforts will result in new or enhanced card capabilities, production-model read-only drives, or drives with advanced security features and lower manufacturing costs; however, there is no assurance that such product development efforts will be successful. These factors are important for the Company’s existing and future optical memory card markets. Also see Item 7, "Management's Discussion and Analysis.”

Patents and Trademarks

Optical Data Storage. As of March 31, 2006, the Company owned approximately 29 U.S. patents relating to optical data storage (including optical storage media, optical cards, formats, equipment, systems, software, the utilization of optical storage media, and e-commerce technology), and other U.S. and foreign patent applications have been filed. Approximately 18 counterpart patents of certain U.S. patents are issued in various foreign countries. However, the Company owns certain U.S. patents as to which foreign counterparts have either not been filed or the examination process has been terminated without issuance of the foreign patents. From time to time, the Company elects to allow some of its U.S. or foreign patents to expire when maintenance fees become due, if the patents are deemed no longer relevant. In addition, the Company protects as trade secrets some refinements to the optical media and cards and know-how related to card production. Also, the Company’s know-how and experience in volume card production, system development and software capabilities, brand-name recognition within its card markets, and dominant-supplier status for optical-memory cards are of far greater importance than the Company’s patents. Therefore, at this time, the Company believes that its patent portfolio is helpful but is no longer materially meaningful for maintaining the LaserCard®’s market position.

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

LaserCard® and Drexon® are federally registered trademarks of LaserCard Corporation. The Company believes that its LaserCard® brand name, trade name, and other trademarks are important assets in marketing optical memory card products.

Employees

As of March 31, 2006, the Company and its U.S. subsidiary employed 164 persons (including four executive officers). This workforce consisted of 112 persons in administration, marketing/sales, manufacturing, and research and engineering, plus 52 temporary personnel mainly engaged in manufacturing and the inspection of cards for quality assurance. In addition, the German subsidiary acquired by the Company on March 31, 2004 employed 97 people as of March 31, 2006. The German workforce consisted of 87 persons in administration, marketing/sales, manufacturing, and research and engineering, plus 10 temporary personnel mainly engaged in manufacturing and the inspection of cards for quality assurance. None of the Company's employees is represented by a labor union.

Dependence on Government Subcontracts through Sole Contractors

The largest purchaser of LaserCard products is a government prime contractor, Anteon International Corporation, a value-added reseller (VAR) of the Company. Anteon is the government contractor for LaserCard® product sales to the U.S. Department of Homeland Security (DHS), U.S. Department of State (DOS), U.S. Department of Defense (DOD), and the government of Canada. Under government contracts with Anteon, the DHS purchases U.S. Permanent Resident Cards (Green Cards) and DOS Laser Visa Border Crossing Cards (BCCs); the DOD purchases Automated Manifest System cards; and the Canadian government purchases Permanent Resident Cards. Encompassing all of these programs, the Company’s product sales to Anteon represented 31% of total revenues for fiscal year 2006; 31% of total revenues for fiscal year 2005; and 72% of total revenues for fiscal year 2004. The proportion of revenues represented by Anteon decreased in fiscal year 2005 as compared to fiscal year 2004, and is anticipated to decrease in the future as the Company generates increased revenues from other sources. Since the ultimate customers are national governments, the Company is not dependent upon any one specific contractor for continued revenues from these programs. Although not anticipated, if Anteon were to discontinue its participation as contractor, other qualified contractors could be utilized by those governments for purchasing our products, although the process of doing so could cause program delays.

Sales of DHS Green Cards and DOS Laser Visa BCCs represented approximately 24% of the Company’s revenue for fiscal year 2006; 21% of revenues for fiscal year 2005; and 44% of revenues for fiscal year 2004. The percentage declined during fiscal year 2005 as revenues from other sources increased and the Company included the results of the German acquisitions for the first time in fiscal year 2005. The Company is currently delivering on orders placed prior to the expiration of a U.S. government subcontract in November 2005. Backlog at March 31, 2006 for these programs, which is deliverable through August 2006, totaled $3.7 million. The Company expects that the U.S. government will issue a new contract or place a purchase order prior to the last shipment under orders on hand although no assurance can be given.

The Company’s revenues derived from sales to the government of Italy for its national ID card program, Carta d’Identità Elettronica (CIE), accounted for 18% of revenues for fiscal year 2006, 26% of revenues for fiscal year 2005, and 22% of revenues for fiscal year 2004. Revenues on Italian Permesso di Soggiorno Elettronico (PSE) cards accounted for 13% of Company revenues in fiscal year 2006. Card orders under these programs are placed with the Company through a value-added reseller, Laser Memory Card SPA of Italy. The Italian government successfully concluded the experimental phase of National ID CIE program using LaserCard® optical memory cards and enacted a law to replace paper ID documents with electronic documents starting January 2006. LaserCard®’s optical memory stripe is contained in CIE national ID cards and new PSE foreign worker cards. If these programs were to be discontinued or interrupted by the Italian government, the Company would lose one of its significant sources of optical memory card revenues.

Backlog

As of March 31, 2006, the backlog for LaserCard® optical memory cards totaled $8.3 million scheduled for delivery in fiscal year 2007, compared with $0.9 million at March 31, 2005, and $4.1 million at March 31, 2004. In addition, backlog for a bundled order of optical memory cards, read/write drives, card printers, and software totaled $1.4 million at March 31, 2006. The Company has only a few customers who generally place orders for a several-month period so that variations in order placement from a single customer can materially affect backlog. As a result, the relative size of our backlog has not been a reliable indicator of future sales revenue trends.

The Company has no significant backlog for read/write drives.

In addition, the backlog for Challenge Card Design Plastikkarten GmbH as of March 31, 2006 for specialty cards and printers totaled 0.8 million euros (approximately $1.0 million) compared with 1.2 million euros (approximately $1.6 million) at March 31, 2005, and for a contract to develop a conventional non-optical card production facility totaled 0.7 million euros (approximately $0.8 million) at March 31, 2006 compared with 0.8 million euros (approximately $1 million) at March 31, 2005. Revenue on the contract for a conventional non-optical card production facility contract is being booked on a zero profit margin basis. Therefore, the total profit under this contract will be booked at completion probably during fiscal year 2008.

Financial Information About Geographic Areas

Financial information about geographic areas is described in Note 4 of the Notes to the Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data.”

ITEM 1A. RISK FACTORS

OUR CURRENT AND FUTURE EXPECTED REVENUES ARE DERIVED FROM A SMALL NUMBER OF ULTIMATE CUSTOMERS SO THAT THE LOSS OF OR REDUCTIONS IN PURCHASES BY ANY ONE ULTIMATE CUSTOMER COULD MATERIALLY REDUCE OUR REVENUES AND LEAD TO LOSSES. During fiscal year 2006 and each of the previous two fiscal years, we have derived more than 60% of our optical memory card and drive-related revenues from five programs ― two U.S. government programs and three foreign government programs. Due to the lengthy sales cycles, we believe that these programs, with perhaps the addition of one or two other foreign programs, will be the basis for a substantial majority of our revenues in the near-term. The loss of or reductions in purchases by any one customer due to program cutbacks, competition, or other reasons would materially reduce our revenue base. Annual or quarterly losses occur when there are material reductions, gaps or delays in card orders from our largest U.S. or foreign government programs or if such programs were to be reduced in scope, delayed, canceled, or not extended and not replaced by other card orders or other sources of income.

PRIOR TO THE QUARTER ENDED DECEMBER 31, 2005 WE INCURRED NET LOSSES DURING THE PREVIOUS ELEVEN QUARTERS AND MAY NOT BE ABLE TO GENERATE SUFFICIENT REVENUE IN THE FUTURE TO SUSTAIN PROFITABILITY. Although we generated $3.1 million of profit during the third and fourth quarters of fiscal year 2006, we incurred losses during the first two quarters of fiscal year 2006 aggregating $2.3 million, and we incurred a loss of $8.9 million in fiscal year 2005 and $12.4 million in fiscal year 2004, and had an accumulated deficit of $26 million at March 31, 2006. There can be no assurance that we will generate enough card revenues in the near term to maintain profitability. We are relying upon our optical memory card technology to generate future product revenues, earnings, and cash flows. If alternative technologies emerge or if we are otherwise unable to compete, we may not be able to achieve or sustain profitability on a quarterly or annual basis. Annual or quarterly losses would also continue if increases in product revenues or license revenues do not keep pace with increased selling, general, administrative, research and engineering expenses and the depreciation and amortization expenses associated with capital expenditures.

OUR PROGRAM WITH ITALY, WHICH WE BELIEVE WILL BE OUR LARGEST CUSTOMER FOR THE NEXT FEW YEARS, MAY BE DELAYED OR CANCELLED FOR REASONS OUTSIDE OUR CONTROL WHICH WOULD CAUSE US TO HAVE LESS REVENUE THAN PLANNED AND WOULD LIKELY LEAD US TO INCUR OPERATING LOSSES. The Company believes that the Italian CIE and PSE card programs will be our largest customer for the next few years, comprising a significant portion of future revenues. Sales of cards and drives for the government of Italy for its CIE and PSE card programs represented 31% of total revenue for fiscal year 2006, 26% for fiscal year 2005, and 22% for fiscal year 2004, while the current backlog for CIE and PSE cards amounts to about one-quarter of total optical memory card backlog. We are increasing capacity to meet the anticipated demand. However, there can be no assurance that demand will increase as anticipated by the Company. We would most likely incur losses if Phase 3 of this program, which is full implementation, was to be delayed, canceled, not extended, or not implemented at the level foreseen or if the government were to change its technology decision and no longer use optical memory cards. While during Phase 2, selected Italian cities have been issuing cards and testing the card issuing process, full implementation in Phase 3 is dependent upon card issuance infrastructure developments being successfully undertaken and the national ID card system functioning as designed, of which there can be no assurance. Also, if Laser Memory Card SPA of Italy, our VAR customer for this program, were to discontinue participation in this program or discontinue operations, interruptions could occur in orders or shipments for this program until a replacement could be found. Overcoming some of these issues may be difficult and complex and involve third parties, which could be time consuming and expensive and lead to delays for implementation of Phase 3.

OUR CONTRACT WITH THE U.S. GOVERNMENT, ONE OF OUR TWO LARGEST ULTIMATE CUSTOMERS, EXPIRED IN NOVEMBER 2005 AND IF NOT RENEWED COULD RESULT IN ORDER DELAYS WHICH WOULD LIKELY LEAD US TO INCUR OPERATING LOSSES. EVEN IF A NEW CONTRACT IS ISSUED, THE U.S. GOVERNMENT HAS THE RIGHT TO DELAY ITS ORDERS OR COULD CHANGE ITS TECHNOLOGY DECISIONS, WHICH WOULD RESULT IN ORDER DELAYS AND POSSIBLY IN OPERATING LOSSES. Our fiscal year 2006 revenues included sales of approximately $9.8 million of Green Cards and Laser Visa BCCs, and comprised 24% of our revenues. The Company expects these revenues to continue at approximately $9.5 million annually ($7.5 million for Green Cards and $2.0 million for Laser Visa BCCs) if the government continues to use the Company’s cards in these programs, continues to personalize cards at that rate and continues to maintain an inventory level equal to six-months of usage. However, our U.S. government subcontract expired in November 2005. While we have backlog as of March 31, 2006, for $3.7 million in optical memory cards deliverable through August 2006, further orders will require a new contract or a purchase order. Based on events to date, the Company believes that a follow-on contract or purchase order will be issued prior to the completion of deliveries from backlog; however, there is no assurance that a follow-on contract or purchase order will be issued by the U.S. government. Under U.S. government procurement regulations, even with a contract or purchase order in place, the government reserves certain rights, such as the right to withhold releases, to reduce the quantities released, extend delivery dates, reduce the rate at which cards are issued, and cancel all or part of its unfulfilled purchase orders. We would most likely incur losses if both of our largest U.S. government programs were to be delayed, canceled, or not extended or if the government were to change its technology decision and no longer use optical memory cards. The U.S. government acting through its prime contractor delayed orders for Green Cards during fiscal year 2004 due to a design change and again in the first part of fiscal year 2005 because of excess inventory, which resulted in a gap in production of several months, and which in turn significantly and adversely affected our operating results for the first half of fiscal year 2005. Any future excess inventory held by the U.S. government, delayed funding, slower than anticipated program volume, or any future changes to the design of the cards may result in future gaps in orders or production which may negatively impact our operating results. Our U.S. government card deliveries depend upon the issuance of corresponding order releases by the government to its prime contractor and then to us. If Anteon International Corporation, our VAR customer and the U.S. government prime contractor for this program, were to discontinue participation in this program or discontinue operations, interruptions could occur in orders or shipments for this program until a replacement could be found.

OUR PRODUCT REVENUES WILL NOT GROW IF WE DO NOT WIN NEW BUSINESS IN THE U.S. OR ABROAD AND IF THE ITALIAN NATIONAL ID PROGRAM IS NOT IMPLEMENTED AS ANTICIPATED. Even if our U.S. Government subcontract is renewed, we do not expect future growth from the U.S. Green Card and Laser Visa BCC programs as we expect their steady state revenue to average $9.5 million annually, about the same as purchased in fiscal year 2006. We expect our revenues from Italian CIE and PSE cards to be between $20 million and $30 million for fiscal year 2007, compared with about $12 million during fiscal year 2006. During full implementation, we expect our revenues from these programs to grow to reach approximately $40 million per year. In order for us to achieve our overall revenue growth goal, we will need not only for these programs to continue and reach their anticipated levels, of which there can be no assurance, but we will also need to win new business in the U.S. and abroad. Emerging optical memory card programs or prospective applications include motor vehicle registration cards in a few states in India, foreign resident identification cards in Costa Rica, and national ID cards for a Middle Eastern country.  There can be no assurance that sizable orders will follow or even if ordered we will be successful in shipping products for any of these programs, nor can there be any assurance that we will be able to win any other new business in the U.S. or abroad which is necessary to grow our business to the level we desire.

SINCE THE SALES CYCLE FOR OUR PRODUCTS IS TYPICALLY LONG AND UNPREDICTABLE, WE HAVE DIFFICULTY PREDICTING WHEN NEW BUSINESS WILL CONTRIBUTE TO REVENUE GROWTH. Obtaining substantial orders usually involves a lengthy sales cycle, requiring marketing and technical time and expense with no guarantee that substantial orders will result. This long sales cycle results in uncertainties in predicting operating results, particularly on a quarterly basis. In addition, since our major marketing programs involve the U.S. government and various foreign governments and quasi-governmental organizations, additional uncertainties and extended sales cycles can result. Factors which increase the length of the sales cycle include government regulations, bidding procedures, budget cycles, and other government procurement procedures, as well as changes in governmental policy-making.

THE TIMING OF OUR U.S. GOVERNMENT REVENUES COULD BE EXTREMELY VOLATILE AND CANNOT BE PREDICTED BECAUSE WE REQUIRE A FIXED SHIPMENT SCHEDULE IN ORDER TO RECORD REVENUE WHEN WE DELIVER CARDS TO A VAULT, OTHERWISE WE RECOGNIZE REVENUE WHEN THE CARDS ARE SHIPPED OUT OF A VAULT OR WE RECEIVE A FIXED SHIPMENT SCHEDULE FROM THE GOVERNMENT. We recognize revenue from product sales when the following criteria are met: (a) persuasive evidence of an arrangement exists; (b) delivery has occurred; (c) the fee is fixed or determinable; and (d) collectibility is reasonably assured. Our U.S. government subcontract requires delivery of cards to a secure vault built on our premises. Deliveries are made into the vault on a production schedule specified by the government or one of its specified agents. When the cards are delivered to the vault, all title and risk of ownership are transferred to the government. At the time of delivery, the prime contractor is invoiced, with payment due within thirty days. The contract does not provide for any return provisions other than for warranty. We recognize revenue when the cards are delivered into the vault because we have fulfilled our contractual obligations and the earnings process is complete. However, if we do not receive a shipment schedule for shipment from the vault, revenue is not recognized until the cards are shipped from the vault. In addition, revenue recognition for future deliveries into the vault would be affected if the U.S. government cancels the shipment schedule. As a result, our revenues may fluctuate from period to period if we do not continue to obtain shipment schedules under this subcontract or if the shipment schedules are cancelled. In this case, we would no longer recognize revenue when cards are delivered to the vault, but instead such revenue recognition would be delayed until the cards are shipped from the vault to the U.S. government.

WE COULD EXPERIENCE EQUIPMENT, RAW MATERIAL, QUALITY CONTROL, OR OTHER PRODUCTION PROBLEMS ESPECIALLY IN PERIODS OF INCREASING VOLUME. There can be no assurance that we will be able to meet our projected card manufacturing capacity if and when customer orders reach higher levels. We have made and intend to continue to make significant capital expenditures to expand our card manufacturing capacity. For example, we plan $9 million of capital expenditures during the next twelve months. However, since customer demand is difficult to predict, we may be unable to ramp up our production quickly enough to timely fill new customer orders. This could cause us to lose new business and possibly existing business. In addition, if we overestimate customer demand, we could incur significant costs from creating excess capacity which was the case during fiscal year 2005. We may experience manufacturing complications associated with increasing our manufacturing capacity of cards and drives, including the adequate production capacity for sheet-lamination process cards to meet order requirements and delivery schedules. We may also experience difficulties implementing new manufacturing processes, meeting customers’ quality or standards requirements, or outsourcing some of our manufacturing. The addition of fixed overhead costs increases our breakeven point and results in lower profit margins unless compensated for by increased product sales. When purchasing raw materials for our anticipated optical card demand, we take into consideration the order-to-delivery lead times of vendors and the economic purchase order quantity for such raw materials. If we over-estimate customer demand, excess raw material inventory can result.

IF WE ARE UNABLE TO BUY RAW MATERIALS IN SUFFICIENT QUANTITIES AND ON A TIMELY BASIS, WE WILL NOT BE ABLE TO DELIVER PRODUCTS TO CUSTOMERS ON TIME WHICH COULD CAUSE US TO LOSE CUSTOMERS, AND OUR REVENUES COULD DECLINE. We depend on sole source and limited source suppliers for optical card raw materials. Such materials include plastic films used in optical memory card production, which are available from one supplier in the U.S. and from multiple foreign suppliers. Processing chemicals, inks, and bonding adhesives are obtained from various U.S. and foreign suppliers. Certain photographic films are commercially available solely from Eastman Kodak Company, of the United States. No assurance can be given that Kodak will continue to supply such photographic films on a satisfactory basis and in sufficient quantities. If Kodak were to discontinue manufacturing the film from which our optical media is made, we would endeavor to establish an alternate supplier for such film, although the purchase price could increase and reliability and quality could decrease from a new supplier. No assurance can be given that there will be adequate demand to attract a second source. In addition, an alternate supplier could encounter technical issues in producing the film as there may be know-how and manufacturing expertise which Kodak has developed over the years which an alternate supplier may have difficulty to replicate. We have pre-purchased a long-term supply of the film used to produce mastering loops for prerecording cards. With regard to the film from which our optical media is made, we currently have an order which Kodak has accepted with deliveries scheduled through October 2006. If Kodak announced that it was no longer going to sell film, we would request that Kodak provide us with a last-buy opportunity which we would plan to take maximum advantage of, although no assurance can be given that Kodak would provide us with such an opportunity. We have film on hand plus on order that we believe would provide us with an adequate supply to meet anticipated demand until we could locate and begin volume purchases from a second source.

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

IF WE ARE UNABLE TO DEVELOP UPGRADED READ/WRITE DRIVES THAT COST LESS TO MANUFACTURE AND ALSO A READ-ONLY DRIVE, WE COULD LOSE POTENTIAL NEW BUSINESS. The price of our read/write drive product line ranges from $1,800 to approximately $2,500 depending on features and quantity purchased. We believe the price of our drives is competitive in applications requiring a large number of cards per each drive, because the relatively low cost for our cards offsets the high cost per drive when compared with our major competition, IC card systems. In addition, we have undertaken a product development program for a portable read-only drive that has been sampled in limited quantities at prices less than $1,000, which we believe would increase our prospects for winning future business. However, there can be no assurance that our development program will be successful, that volume production of any new design will occur in the near term, or that significantly lower manufacturing costs or increased sales will result.

WE MAY NOT BE ABLE TO ADAPT OUR TECHNOLOGY AND PRODUCTS TO COMMERCIAL APPLICATIONS WHICH GENERATE MATERIAL AMOUNTS OF REVENUE AND PROFIT. THIS WOULD LIMIT THE FUTURE GROWTH OF OUR BUSINESS TO THE GOVERNMENT SECTOR AND THE LACK OF DIVERSIFICATION EXPOSES US TO ENHANCED RISK OF COMPETITION. We are seeking commercial applications for our optical memory products in order to lessen our dependence upon the government sector. Our efforts to develop OpticalProximityTM access cards are one example. We may be unsuccessful in these efforts in which case we would not obtain the diversity of revenues we are seeking for the future. If the use of our technology remains limited to secure ID card applications for government use, then we are more susceptible to other technologies and products making in-roads or to political pressures or changing laws.

IF WE ARE UNABLE TO ADAPT TO TECHNOLOGICAL CHANGES IN THE DATA CARD INDUSTRY AND IN THE INFORMATION TECHNOLOGY INDUSTRY GENERALLY, WE MAY NOT BE ABLE TO EFFECTIVELY COMPETE FOR FUTURE BUSINESS. The information technology industry is characterized by rapidly changing technology and continuing product evolution. The future success and growth of our business will require the ability to maintain and enhance the technological capabilities of the LaserCard® product line. There can be no assurance that the Company’s products currently sold or under development will remain competitive or provide sustained revenue growth.

SEVERAL OF OUR FOREIGN PROGRAMS INVOLVE OUR CARDS AS PART OF A SOLUTION WHICH INCLUDES TECHNOLOGIES OF THIRD PARTIES. SOME TIMES THESE THIRD PARTY TECHNOLOGIESARE INTEGRATED WITH OUR CARDS BY OUR SYSTEMS INTEGRATOR CUSTOMER OR SUBCONTRACTOR. WE THEREFORE HAVE VARYING DEGREES OF CONTROL OVER THE OVERALL SYSTEM WHICH COULD LEAD TO TECHNICAL AND COMPATIBILITY ISSUES WHICH ARE DIFFICULT, EXPENSIVE, AND TIME CONSUMING TO SOLVE. THIS COULD CAUSE OUR ULTIMATE CUSTOMERS, GENERALLY GOVERNMENTS, TO FIND FAULT IN OPTICAL CARDS AND SWITCH TO OTHER SOLUTIONS EVEN THOUGH OUR OPTICAL TECHNOLOGY IS NOT THE ROOT CAUSE. In certain of our current foreign programs such as Italy, India, and a Middle Eastern country, and possibly in future other programs, various third party technologies such as contact or contactless chips will be added to our cards. The embedding or addition of other technologies to the LaserCard® optical memory card, especially when contracted to independent third parties, could potentially lead to technical, compatibility and other issues. In such circumstances, it may be difficult to determine whether a fault originated with the Company’s technology or that of a co-supplier or the person embedding or adding the third party technology to our cards.  If such faults occur, they could be difficult, expensive, and time-consuming to resolve.  Such difficulties could lead to our ultimate customers, the foreign governments, switching to other technologies even though optical technology is not the root cause.  The resulting loss of customers would adversely affect our revenues.

IF WE FAIL TO PROTECT OUR INTELLECTUAL PROPERTY RIGHTS, COMPETITORS MAY BE ABLE TO USE OUR TECHNOLOGIES, WHICH COULD WEAKEN OUR COMPETITIVE POSITION, REDUCE REVENUES, OR INCREASE COSTS. We use a combination of patent, trademark, and trade secret laws, confidentiality procedures, and licensing arrangements to establish and protect our proprietary rights. Our existing and future patents may not be sufficiently broad to protect our proprietary technologies. Despite our efforts to protect proprietary rights, we cannot be certain that the steps we have taken will prevent the misappropriation or unauthorized use of our technologies, particularly in foreign countries where the laws may not protect proprietary rights as fully as U.S. law. Any patents we may obtain may not be adequate to protect our proprietary rights. Our competitors may independently develop similar technology, duplicate our products, or design around any of our issued patents or other intellectual property rights. Litigation may be necessary to enforce our intellectual property rights or to determine the validity or scope of the proprietary rights of others. This litigation could result in substantial costs and diversion of resources and may not ultimately be successful. We cannot predict whether the expiration or invalidation of our patents would result in the introduction of competitive products that would affect our future revenues adversely. However, since our technology is now in the commercial stage, our know-how and experience in volume card production, system development and software capabilities, brand-name recognition within our card markets, and dominant-supplier status for optical memory cards are of far greater importance than our patents. At this time, we believe that our existing patent portfolio is helpful but is no longer essential for maintaining the LaserCard®'s market position.

THE MARKETS FOR OUR PRODUCTS ARE COMPETITIVE, AND IF WE ARE UNABLE TO COMPETE SUCCESSFULLY, REVENUES COULD DECLINE OR FAIL TO GROW. Our optical memory cards may compete with optical memory cards that can be manufactured and sold by three of our licensees (although none is currently doing so) and with other types of portable data storage cards and technologies used for the storage and transfer of digital information. These may include contact or contactless integrated circuit (IC) chip cards; 2-dimensional bar code cards and symbology cards; thick, rigid CD or DVD-read only cards or recordable cards; radio frequency, or RFID cards; and small, digital devices such as data-storage keys, tokens, and small cards and tags. The financial and marketing resources of some of the competing companies are greater than our resources. Competitive product factors include system/card portability, interoperability, price-performance ratio of cards and associated equipment, durability, environmental tolerance, and card security. Although we believe our cards offer key technological and security advantages for certain applications, the current price of optical card read/write drives is a competitive disadvantage in some of our targeted markets. However, we believe the price of our drives is competitive in applications requiring a large number of cards per each drive, because the relatively low cost for our cards offsets the high cost per drive when compared with our major competition, IC card systems. In countries where the telecommunications infrastructure is extensive and low cost, centralized databases and wide-area networks may limit the penetration of optical memory cards. These trends toward Internet, intranet, and remote wireless networks will in some cases preclude potential applications for our cards.

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

WE ARE SUBJECT TO RISKS ASSOCIATED WITH CHANGES IN FOREIGN CURRENCY EXCHANGE RATES. Part of the manufacturing process of the LaserCard products that we sell in Italy takes place in our operations in Germany. Also, some of the raw materials we use to manufacture optical memory cards are sourced in Europe. These costs are denominated in euros, the currency used in much of Europe. However, when we sell our finished products the prices that we charge are denominated in United States dollars. Accordingly, we are subject to exposure if the exchange rate for euros increases in relation to the United States dollar. During fiscal year 2005, we experienced a $0.2 million loss on foreign currency exchange. The losses on foreign currency exchange for both fiscal years 2006 and 2004 were immaterial. As of March 31, 2006, we had not entered into a forward exchange contract to hedge against or potentially minimize the foreign currency exchange risk related to transactions other than those related to intercompany and external payables and receivables.

WE SOLD A SECOND-SOURCE CARD MANUFACTURING LICENSE TO GLOBAL INVESTMENTS GROUP (GIG), UNDER WHICH WE WILL PROVIDE CERTAIN FACTORY SET-UP AND TRAINING SERVICES. IF WE ARE NOT SUCCESSFUL OR IF GIG IS UNABLE TO FINANCE THIS OPERATION, THE SECOND-SOURCE SUPPLY OF OPTICAL CARDS WILL NOT MATERIALIZE. IF WE AND GIG ARE SUCCESSFUL, THE SECOND-SOURCE WILL COMPETE WITH US FOR BUSINESS. If GIG is not successful, but current and potential customers require a second source of optical memory cards (which is a common business practice) they could decide to use alternate technology cards, such as chip cards, that have multiple-source suppliers. We are obligated to deliver approximately $12 million worth of the required manufacturing equipment and installation support to GIG for its to-be-built new card manufacturing facility in Slovenia, to provide a targeted initial manufacturing capacity of 10 million optical cards annually. If GIG is successful, this will supply a second source for optical memory cards. We will also be assigning personnel to be on site during the license term to assist with quality, security, and operational procedures, with a mutual goal that the facility and the cards made in Slovenia conform to our standards. If cards are not produced in conformance with our quality standards, the reputation and marketability of optical memory card technology could be damaged. If the factory does not become operational and produce quality cards in high volume, or if GIG is unable to raise sufficient capital to build, equip and operate this facility, we would not obtain the hoped-for benefits--including ongoing royalties, sales of raw materials to GIG, expansion of the European market, and a bona fide second source for optical memory cards. In these regards, GIG currently is overdue in paying us approximately $5.9 million under our Agreement with GIG most recently committing to complete the payment by the end of June. The Company has begun to investigate alternative courses of action should GIG fail to make such payment. GIG also has not identified a site for the facility, several dates originally proposed by GIG for doing so having passed. On the other hand, if and when the factory is successfully manufacturing the cards in high volume, it will compete against us for business in certain territories, which could reduce our potential card revenues if the market does not expand. Revenue will be recognized over the remaining term of the agreement beginning when the equipment has been accepted and training completed, which date is dependent on GIG providing a facility in Slovenia. The Company could incur greater expenses than it anticipates for the purchase and installation of the required manufacturing equipment thereby reducing cash and anticipated profits.

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

FOREIGN GOVERNMENT INTERVENTION COULD ADVERSELY AFFECT RESULTS OF OPERATIONS. Economic, political and other risks associated with foreign operations could adversely affect our international sales.  We sell our products worldwide and therefore, our business could be subject to risks due to changes in a country’s or region’s political or economic conditions.  Differing tax laws and changes in those laws may also affect future results of our operations.

PANDEMICS THROUGHOUT THE WORLD COULD ADVERSELY AFFECT OUR BUSINESS. The occurrence of a pandemic such as the Bird Flu coupled with the lack of government readiness and support in those countries where we do business could temporarily impede our revenue growth.

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

WE ARE PLANNING TO IMPLEMENT ENTERPRISE RESOURCE PLANNING (“ERP”) SOFTWARE DURING CALENDAR 2006 TO PROVIDE US THE INFORMATION WE NEED TO BETTER MANAGE AND PLAN OUR BUSINESS AND ENHANCE OUR FINANCIAL REPORTING. IF THIS IMPLEMENTATION IS UNSUCCESSFUL OR DELAYED, IT COULD ADVERSELY IMPACT RATHER THAN ENHANCE OUR ABILITY TO MANAGE AND GROW OUR BUSINESS. Our ability to successfully implement our business plan and comply with regulations requires an effective planning and management process. We expect that we will need to continue to improve existing, and implement new, operational and financial systems, procedures and controls to manage our business effectively in the future, especially as we integrate our German subsidiary’s management and accounting information system. We are planning to implement ERP software during calendar 2006 to provide us the information we need to better manage and plan our business and enhance our financial reporting. Such implementations are costly and require personnel time and attention in order to succeed and can be delayed and problematic. Any delay in the implementation of, or disruption in the transition to, new or enhanced systems, procedures or controls, could harm our ability to accurately forecast sales demand, manage our supply chain and record and report financial and management information on a timely and accurate basis.

AS A RESULT OF OUR REQUIRED ANNUAL EVALUATION OF OUR INTERNAL CONTROLS OVER FINANCIAL REPORTING, WE MAY IDENTIFY INTERNAL CONTROL WEAKNESSES NEEDING REMEDIATION, WHICH COULD HARM OUR REPUTATION. We have completed the first and second annual evaluation of our internal controls over financial reporting as required by Section 404 of the Sarbanes-Oxley Act of 2002 for the fiscal years ended March 31, 2005 and 2006. Although our assessment, testing and evaluation resulted in our conclusion that as of both March 31, 2006 and 2005, our internal controls over financial reporting were effective, we cannot predict the outcome of our testing in future periods. Because of the inherent limitation of disclosure controls, no evaluation of such controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. If our internal controls are found to be ineffective in future periods, our reputation could be harmed. We may incur additional expenses and commitment of management’s time in connection with further evaluations, either of which could materially increase our operating expenses and accordingly reduce our net income.

BEGINNING WITH OUR FISCAL YEAR 2007, WE WILL BE REQUIRED TO RECORD COMPENSATION EXPENSE FOR STOCK OPTIONS. AS A RESULT OF THE RESULTING SIGNIFICANT EXPENSES, IT WILL BE MORE DIFFICULT FOR US TO CONTINUE TO BE PROFITABLE AND ANY PROFITABILITY WE ACHIEVE WILL BE REDUCED SIGNIFICANTLY. In December 2004, the Financial Accounting Standards Board (“FASB”) issued Financial Accounting Standard 123R that requires the fair value of all equity-based awards granted to employees be recognized in the statement of operations as compensation expense, for fiscal years beginning after December 15, 2005, rather than just to disclose such expense in a footnote as we have done in the previous years. Given our outstanding options and our current intention to continue to grant options in the future as an incentive and retention tool for our employees, the adoption of this accounting standard will reduce our profitability as measured by generally accepted accounting principles (GAAP) which may adversely affect our stock price. Such adoption could lead us to supplement our GAAP reports with non-GAAP measures in order to provide analysts with the same metrics we use to measure our business. Such adoption could also lead us to reduce or otherwise alter our use of stock options which we believe help align our employees’ long-term interests with increasing our enterprise value. This could, in turn, hurt our ability to recruit employees and retain existing employees and directors.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Mountain View, Ca

As of March 31, 2006, approximately 70,000 square feet of floor space are leased by the Company on a long-term basis for card manufacturing, read/write drive production, administration, sales, and research and engineering, in two buildings located in Mountain View, California. These facilities have a current total annualized rental of approximately $885,000 on leases that expire in October 2013 and in March 2014. One 27,000-square foot building is used for optical memory card production and one 43,000 square-foot building is used for optical card production, read/write drive production, administration, sales, and research and engineering.

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

Other

The Company also leases small marketing offices in New York and in the Washington DC area.

Management believes these leased and owned facilities to be satisfactory for its present operations. Upon expiration of the leases, management believes that these or other suitable buildings will be able to be leased on a reasonable basis.

ITEM 3. LEGAL PROCEEDINGS

From time to time we are a party to litigation matters and pending or threatened claims and assessments that are normal in the course of our operations. While we believe that the ultimate outcome of these matters will not have a material adverse effect on the Company’s financial position, results of operations or cash flows, the outcome of these matters is not determinable and negative outcomes may adversely affect our financial position, liquidity, or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company's only class of common stock, $0.01 par value, is traded on The Nasdaq Stock Market® under the symbol LCRD and is quoted in The Wall Street Journal and other newspapers. Stock price information and other data also can be obtained on the Internet directly from Nasdaq at: www.nasdaq.com. The table below sets forth the high and low trade prices for the Company's common stock (rounded to two decimal points) as reported by Nasdaq during the fiscal periods indicated.

QUARTERLY STOCK PRICES

	Fiscal year 2006		Fiscal year 2005
	High Trade	Low Trade	High Trade	Low Trade
First Quarter	$6.80	$4.56	$21.37	$11.40
Second Quarter	10.45	5.77	13.48	6.49
Third Quarter	15.25	6.97	11.75	7.86
Fourth Quarter	22.75	12.71	11.89	4.77

As of March 31, 2006, there were approximately 761 holders of record of the Company's common stock. The total number of stockholders is believed by the Company to be several thousand higher since many holders’ shares are listed under their brokerage firms’ names.

The Company has never paid cash dividends on its common stock. The Company anticipates that for the foreseeable future, it will retain any earnings for use and reinvestment in its business.

The Company did not repurchase any of its outstanding shares or other securities during its fourth quarter ended March 31, 2006.

For information regarding securities authorized for issuance under equity compensation plans, see Part III, Item 12 below on page 81.

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

LASERCARD CORPORATION AND SUBSIDIARIES
FIVE-YEAR SUMMARY OF CONSOLIDATED FINANCIAL INFORMATION
Fiscal Years Ended March 31, 2002 - 2006
(In thousands, except per share amounts)

OPERATIONS DATA	2006(1)	2005(1)	2004	2003	2002

Revenues	$39,857	$28,544	$16,963	$26,331	$20,889
Cost of product sales	24,804	22,637	13,157	13,906	10,652
Selling, general, and administrative expenses	11,949	11,891	6,700	6,202	5,165
Research and engineering expenses	2,338	3,018	2,620	2,818	3,045
Interest and other income, net	471	240	176	397	386
Income (loss) before income taxes	1,237	(8,762)	(5,338)	3,802	2,413
Income tax (benefit) provision	443	139	7,089	1,520	(2,786)
Net income (loss)	$794	$(8,901)	$(12,427)	$2,282	$5,199
Net income (loss) per share:
Basic	$0.07	$(0.78)	$(1.15)	$0.22	$0.52
Diluted	$0.07	$(0.78)	$(1.15)	$0.21	$0.50
Weighted average number of common and common equivalent shares:
Basic	11,415	11,362	10,761	10,356	9,961
Diluted	11,587	11,362	10,761	10,842	10,468

BALANCE SHEET DATA
Current assets	$39,574	$21,310	$23,294	$21,192	$28,118
Current liabilities	9,228	6,764	11,271	3,620	7,501
Total assets	62,335	48,768	49,835	40,463	40,713
Long-term liabilities	21,090	15,326	2,878	—	—
Stockholders' equity	32,017	26,678	35,686	36,843	32,337

(1)	Only fiscal years 2006 and 2005 operations data includes results of our German subsidiary acquired on March 31, 2004.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the audited consolidated financial statements and related notes included elsewhere in this Form 10-K Report for the year ended March 31, 2006.

Forward-Looking Statements. For a discussion of the risk factors related to the Company’s business operations, please refer to the “Forward-Looking Statements” section starting at page 4 of this report and the section entitled “Risk Factors” starting at page 17 of this report.

CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of financial condition and results of operations are based upon our audited consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. Note 2 to the Consolidated Financial Statements describes the significant accounting policies and methods used in the preparation of the Consolidated Financial Statements. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we evaluate our estimates, including those related to our revenues, inventories, stock-based compensation, warranties, and income taxes. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

We consider the accounting policies described below to be our critical accounting policies. Our critical accounting policies are those that both (1) are most important to the portrayal of the financial condition and results of operations and (2) require management’s most difficult, subjective, or complex judgments, often requiring estimates about matters that are inherently uncertain. These critical accounting policies reflect our significant judgments, assumptions, and estimates used in the preparation of the Consolidated Financial Statements. Our management has discussed the development and selection of these critical accounting policies and estimates with the Audit Committee of our Board of Directors and the Audit Committee has reviewed our disclosures relating to them in this report

Revenue Recognition. Product sales primarily consist of optical cards, optical card drives and specialty cards and card printers. The Company recognizes revenue from product sales when the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the fee is fixed or determinable; and (4) collectibility is reasonably assured. The Company recognizes revenue on product sales at the time of shipment when shipping terms are F.O.B. shipping point, orders are placed pursuant to a pre-existing sales arrangement and there are no post-shipment obligations other than warehousing under a U.S. government subcontract or customer acceptance criteria. Where appropriate, provision is made at the time of shipment for estimated warranty costs and estimated returns, and such provision is included in accrued liabilities in the Company’s consolidated balance sheet. The total amount of provision charged to warranty expense and product returns was $747,000, $518,000 and $56,000 for fiscal years 2006, 2005 and 2004, respectively. Actual warranty costs and returns activity was $176,000, $493,000 and $17,000 for fiscal years 2006, 2005 and 2004, respectively.

The Company’s U.S. government subcontract requires delivery into a secure vault located on Company premises. Shipments are made from the vault on a shipment schedule provided by the prime contractor, which is subject to revision, but generally not subject to cancellation, at the option of the prime contractor. At the time the cards are delivered into the vault, title to the cards is transferred to the government and all risks of ownership are transferred as well. The prime contractor is invoiced, with payment due within thirty days, and the contract does not contain any return (other than for warranty) or cancellation provisions. Pursuant to the provisions of SEC Staff Accounting Bulletin No. 104 (SAB 104), revenue is recognized on delivery into the vault as the Company has fulfilled its contractual obligations and the earnings process is complete. If the Company does not receive a shipment schedule for shipment of cards from the vault, revenue is deferred and recognized upon shipment from the vault. In addition, revenue recognition for future deliveries into the vault would be affected if the U.S. government cancels the shipment schedule through the prime contractor. As a result, the Company’s revenues may fluctuate from period to period if the Company does not continue to obtain shipment schedules under this subcontract or if the shipment schedules are cancelled.

Emerging Issues Task Force No. 00-21, "Revenue Arrangements with Multiple Deliverables," (EITF 00-21) provides criteria governing how to identify whether goods or services that are to be delivered separately in a bundled sales arrangement should be accounted for separately. Deliverables are accounted for separately if they meet all of the following criteria: a) the delivered items have stand-alone value to the customer; b) the fair value of any undelivered items can be reliably determined; and c) if the arrangement includes a general right of return, delivery of the undelivered items is probable and substantially controlled by the seller. In situations where the deliverables fall within higher-level literature as defined by EITF 00-21, the Company applies the guidance in that higher-level literature. Deliverables that do not meet these criteria are combined with one or more other deliverables. The Company adopted EITF 00-21 for any new arrangements entered into after July 1, 2003 and now assesses all revenue arrangements against the criteria set forth in EITF 00-21.

The Company applies the provisions of Statement of Position (“SOP”) No. 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts" (SOP No. 81-1) in applicable contracts. Revenues on time and materials contracts are recognized as services are rendered at contract labor rates plus material and other direct costs incurred. Revenues on fixed price contracts are recognized on the percentage of completion method based on the ratio of total costs incurred to date compared to estimated total costs to complete the contract. Estimates of costs to complete include material, direct labor, overhead and allowable general and administrative expenses. In circumstances where estimates of costs to complete a project cannot be reasonably estimated, but it is assured that a loss will not be incurred, the percentage-of-completion method based on a zero profit margin, rather than the completed-contract method, is used until more precise estimates can be made. The full amount of an estimated loss is charged to operations in the period it is determined that a loss will be realized from the performance of a contract.

For the fiscal years ended March 31, 2006 and 2005, the Company recognized approximately $77,000 and $127,000, respectively, of revenues based on a zero profit margin related to a long-term contract. The Company had no revenues generated from this type of contract for the year ended March 31, 2004.

At the beginning of the fourth quarter of fiscal year 2006, the Company entered into a contract with a Middle Eastern country to provide them with a full system integration of our optical memory cards for use in that country’s personalized national ID program which includes optical memory cards, hardware, and software. The contract calls for multiple deliverables, installation, and certain client acceptance criteria, as defined in the agreement. In applying the guidance within EITF 00-21, the Company determined the deliverables are not to be accounted for as separate units, but rather as a bundled arrangement as the fair value of the undelivered items cannot be readily determined. Therefore, revenue recognition on this new contract and the associated contract costs were and will be deferred until the predominant undelivered element, the overview of card personalization, is delivered and accepted, commencing with the installation and client acceptance of the card personalization system. Total contract revenue will be recognized ratably based on actual cards personalized and accepted. As of March 31, 2006, no revenue has been recognized under this contract, and costs incurred under the contract of $1 million were recorded as deferred contract costs under the current assets on the accompanying consolidated balance sheet.

License revenue, which may consist of up-front license fees and royalty payments, is recognized as revenue when earned. There were no costs or license revenue recorded in fiscal years 2006, 2005 and 2004.

The Company entered into an agreement with Global Investments Group (GIG), effective April 3, 2004, for the manufacturing of optical memory cards. In accordance with EITF 00-21, the card manufacturing license, sale and installation of equipment, training, and ongoing support have been accounted for as one unit of accounting, since the Company is unable to determine evidence of the fair value of any of the undelivered items. Accordingly, revenues for the arrangement have been deferred and will be recognized based on the predominant undelivered item, which is the ongoing annual support of the manufacturing equipment over the remainder of the 20-year license period. Pursuant to FTB 90-1, “Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts” revenue will be recognized ratably over the remaining term of the agreement beginning when the equipment is accepted and training has been completed, which date is dependent on GIG providing a facility in Slovenia. The Company also defers direct and incremental expenses associated with building the card manufacturing equipment and with the delivery of other services for which revenue has been deferred, and the Company will recognize these expenses as the Company recognizes the related revenue.

The Company applies the provisions of Statement of Position No. 97-2, “Software Revenue Recognition,” as amended by Statement of Position 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions” to all transactions involving the sale of software products. Revenue from the license of the Company’s software products is recognized when persuasive evidence of an arrangement exists, the software product has been delivered, the fee is fixed or determinable, and collectibility is probable, and, if applicable, upon acceptance when acceptance criteria are specified or upon expiration of the acceptance period. Software revenue was immaterial for the fiscal years 2006, 2005 and 2004, respectively.

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

Significant management judgment is required in determining the provision for income taxes and, in particular, any valuation allowance recorded against the Company’s deferred tax assets. The Company determined in fiscal year 2004 that due to the Company’s recent cumulative tax loss history for the previous three-year period, income statement loss history over the previous five quarters, and the difficulty in forecasting the timing of future revenue as evidenced by the deviations in achieved revenues from expected revenues during the previous few quarters and taking into account the newness of certain customer relationships, that it was necessary to increase the valuation allowance under SFAS No. 109 to the full amount of the deferred tax asset. As a result, the Company determined that a full valuation allowance was required to net against its deferred tax assets in fiscal year 2004 and increased the existing allowance by $2.4 million to $14.8 million. In addition, the Company increased its valuation allowance against its deferred tax asset in the amount of $0.9 million during fiscal year 2006 and $3.7 million during fiscal year 2005.

The fiscal year 2004 acquisition of Challenge Card Design GmbH resulted in a deferred tax liability of $568,000 at March 31, 2006 and $641,000 at March 31, 2005.

The Company's methodology for determining the realizability of its deferred tax assets involves estimates of future taxable income; the estimated impact of future stock option deductions; and the expiration dates and amounts of net operating loss carryforwards. These estimates are based on near-term projections and assumptions which management believes to be reasonable. For recent prior periods through second quarter fiscal year 2004, the Company had been estimating future taxable income from its core business, which assumed on-going business under the U.S. government subcontract for Permanent Resident Cards (Green Cards) and Laser Visa Border Crossing Cards and the Canadian government’s Permanent Resident Card program, as well as estimated operating expenses to support that level of business, as offset by the estimated impact of future stock option deductions. Starting with the third quarter of fiscal year 2004, the Company estimated future taxable income based upon its expectations for the current and next three years because this past core business has not proven to be as stable as the Company had believed it to be and because this past core business is expected to represent an increasingly smaller part of the business. This is because the Company expected revenues from these U.S. programs to stabilize at revenue levels lower than had been expected in the past and because the Company expects new foreign business, which has fluctuated considerably quarter to quarter, to comprise a larger portion of the core business. The Company has had difficulty in the past, and expects to have continued difficulty in the future, in reliably forecasting its foreign business and the revenue to be received from it. This, in combination with the anticipated three-year cumulative tax loss for the period ended March 31, 2004, resulted in the Company basing its estimates of future income for these purposes to booked orders only. As circumstances change, the Company may in the future be able to revert back to estimating future revenue based upon its forecast revenues rather than only using booked orders, although the Company cannot say when this will occur.

In concluding that a valuation allowance was required at the end of fiscal year 2004 and is still required at the end of fiscal year 2006, the Company considered both the positive and negative evidence regarding its ability to generate sufficient future taxable income to realize its deferred tax assets. Positive evidence included having achieved profitability for financial reporting purposes from fiscal year 1999 through fiscal year 2003. Other positive evidence included (1) the level of sales and business experienced under the contract with the Canadian government’s Permanent Resident Card program; (2) prospects in Italy and a Middle Eastern country for national identification card programs; (3) the heightened interest in border security initiatives following the events of September 11, 2001; and (4) expected future orders. Negative evidence included (1) the Company’s reliance on a limited number of customers for a substantial portion of its business; (2) the uncertainty in timing of anticipated orders from customers; (3) the impact of future stock option deductions on taxable income; (4) recent experience of net operating loss carryforwards expiring unused through fiscal year 2004; (5) the financial statement loss for the fourth quarter of fiscal year 2003 through the first two quarters of fiscal year 2006; and (6) the prior three years’ cumulative tax net operating losses. In weighing the positive and negative evidence above, the Company considered the “more likely than not” criteria pursuant to SFAS No. 109 as well as the following risks: “dependence on VARs and on a limited number of customers,” “lengthy sales cycles,” “technological change,” and “competition”. As described above, the Company concluded that the negative evidence outweighed the positive evidence and as a result increased the valuation allowance to be equal to the full amount of the deferred tax asset as of March 31, 2005 and again at March 31, 2006.

In the event that actual results differ from these estimates or that these estimates are adjusted in future periods, the Company may need to adjust the amount of the valuation allowance based on future determinations of whether it is more likely than not that some or all of its deferred tax assets will be realized. A decrease in the valuation allowance would be recorded as an income tax benefit or a reduction of income tax expense or a credit to stockholders’ equity. The Company’s net operating losses available to reduce future taxable income expire on various dates from fiscal year 2008 through fiscal year 2024. To the extent that the Company generates taxable income in jurisdictions where the deferred tax asset relates to net operating losses that have been offset by a full valuation allowance, the utilization of these net operating losses would result in the reversal of the related valuation allowance.

Inventories. The Company values its inventory at the lower of the actual cost to purchase and/or manufacture the inventory or the current estimated market value of the inventory less cost to sell. Management regularly reviews inventory quantities on hand and records a provision for excess and obsolete inventory based primarily on forecasts of product demand. Demand for optical card drives can fluctuate significantly. In order to obtain favorable pricing, purchases of certain read/write drive parts are made in quantities that exceed the booked orders. The Company purchases drive parts for its anticipated demand and takes into consideration the order-to-delivery lead times of vendors and the economic purchase order quantity for such parts. In addition, the Company keeps a supply of card raw materials it deems necessary for anticipated demand.

Management’s analysis of the carrying value of card and read/write drive inventory is performed on a quarterly basis. With respect to inventory carrying values, the Company follows the principles articulated in Accounting Research Bulletin No. 43, Chapter 4, “Inventory Pricing,” paragraphs 5 through 7 and 10 and other authoritative guidance (e.g. SAB 100) as it relates to determining the appropriate cost basis of inventory and determining whether firm, noncancelable purchase commitments should be accrued as a loss if forecasted demand is not sufficient to utilize all such committed inventory purchases. As part of the Company’s quarterly excess/obsolete inventory analysis, management also determines whether lower of cost or market adjustments (i.e., where selling prices less certain costs are not sufficient to recover inventory carrying values) are warranted; during fiscal year 2006 and fiscal year 2005, the Company did not record any significant lower of cost or market adjustments other than for read/write drives in fiscal year 2005 in the amount of about $205,000 which is included as part of cost of product sales in the Company’s consolidated statements of operations. During fiscal year 2004, the Company did not record any significant lower of cost or market adjustment. In those instances where the Company has recorded charges for excess and obsolete inventory, management ensures that such new cost basis is reflected in the statement of operations if that inventory is subsequently sold. The Company’s inventory reserves are based upon the lower of cost or market for slow moving or obsolete items. As a result, the Company believes a 10% increase or decrease of sales would not have a material impact on such reserves. The Company is currently evaluating SFAS No. 151 “Inventory Costs - Amendment of ARB No. 43, Chapter 4”, and does not expect the adoption will have a material impact on its results of operations or financial condition.

Value of long-lived assets, including intangibles. Our balance sheet carries a variety of long-lived assets including property and equipment, identifiable intangible assets, and goodwill. We undertake the “Impairment” review on an annual basis for assets such as goodwill and other non-amortizing intangible assets in accordance with Financial Accounting Standard No. 142 (“FAS 142”), Goodwill and Other Intangible  Assets. Our review is based, in part, upon current estimated market values and our projections of anticipated future cash flows.

In accordance with Financial Accounting Standard No. 144, for other long-lived assets, we periodically review the impairment of those assets. An impairment loss is recognized if the carrying amount of an intangible asset is not recoverable and its carrying amount exceeds its fair value. After an impairment loss is recognized, the adjusted carrying amount of the intangible asset becomes its new accounting basis. As it is prohibited, we do not reverse previously recognized impairment loss.

We completed the annual impairment tests of goodwill for fiscal year 2006 and the review of other long-lived assets and concluded that there were no impairments. While we believe that our estimates of current value are reasonable, different assumptions regarding items such as future cash flows and the volatility inherent in markets we serve could affect our evaluations and result in impairment charges against the carrying value of those assets. If events or circumstances indicate that our estimates are no longer reasonable, the assets will be tested for impairment in accordance with FAS 142 and FAS 144.

Stock-based compensation. We have elected to continue to follow Accounting Principles Board opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees,” to account for employee stock options because the alternative fair value method of accounting prescribed by Statement of Financial Accounting Standards No. 123 (“SFS 123”), “Accounting for Stock-Based Compensation,” requires the use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, no compensation expense is recognized when the exercise price of our employee stock options equals the market price of the underlying stock on the date of grant. Had we elected to follow SFAS 123 and to apply the fair value method to stock=based employee compensation, we would have recorded an additional $1.2 million in expense for the year ended March 31, 2006.

In December 2004, the Financial Accounting Standards Board (FASB) issued their final standard on accounting for share-based payments in FASB Standard No. 123R (revised 2004), Share-based Payment (FAS 123R). This statement replaces FASB Statement 123, Accounting for Stock-Based Compensation, and superseded Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. The statement is effective for all interim and annual periods beginning after December 15, 2005 and requires companies to measure and recognize compensation expense for all stock-based payments at fair value. Stock-based payments include stock option grants under our stock plans. The adoption of FAS 123R could materially impact our results of operations.

Warranties. We have estimated reserves for product returns under warranty. We estimate our reserves by utilizing historical information for existing products.

Significant judgment is inherent in the selection of assumptions and the interpretation of historical experience as well as the identification of external and internal factors affecting the estimates of our reserves for product returns. We believe that the assumptions used to estimate these product sales reserves are the most reasonably likely assumptions considering known facts and circumstances. However, our product return activity could differ significantly from our estimates. If actual product returns are significantly different from our estimates, such differences would be accounted for in the period in which they become known.

RESULTS OF OPERATIONS

Overview

Headquartered in Mountain View, California, LaserCard Corporation manufactures LaserCard® optical memory cards and card related products, including chip-ready OpticalSmart™ cards. In addition, the Company operates a wholly owned German subsidiary acquired on March 31, 2004, Challenge Card Design Plastikkarten GmbH (“CCD”), with offices in Rastede and Ratingen, Germany, which manufactures advanced-technology cards provides manufacturing capacity for certain steps of optical memory card production, and markets cards, system solutions, and thermal card printers. The Company completed the merger of cards & more GmbH (also acquired on March 31, 2004) into Challenge Card Design Plastikkarten GmbH in January 2006.

In addition to using its own marketing staff in California, New York, Washington D.C. area, and Germany, the Company utilizes value added reseller (VAR) companies and card distribution licensees, who generally have knowledge in specific markets, for the development of markets and applications for LaserCard products. Product sales to VARs and licensees consist primarily of the Company's optical memory cards and optical card read/write drives. The Company also offers for sale, its customized software applications and add-on peripherals made by other companies (such as equipment for adding a digitized photo, fingerprint, or signature to the cards). These peripherals have not generated significant revenue for the Company but have demonstrated various system options. The VARs/licensees may add application software, personal computers, and other peripherals, and then resell these products as integrated solutions. The Company is continuing its efforts to recruit new VARs and eliminate nonproductive VARs.

Major near term growth potential for LaserCard® optical memory cards is in government-sponsored identification programs in several countries. Since governmental card programs typically rely on policy-making, which in turn is subject to technical requirements, budget approvals, and political considerations, there is no assurance that these programs will be implemented as expected or that they will include optical cards. Objectives for long-term revenue growth include: (1) broaden the “Optical Memory” (“OM”) products range to address lower-end applications characterized by higher price sensitivity, (2) diversify OM products into, and effectively penetrate, industrial and commercial markets, (3) expand hardware product offering to address new markets and add value to current offerings, and (4) increase OM product revenues by selling more application software and integrated solutions.

The table below presents condensed consolidated revenues, excluding inter-company transactions, recorded by the U.S. and German operations (in thousands):

	Fiscal Year
	2006	2005	2004
U.S. operations	$29,419	$18,561	$16,963
German operations	$10,438	$9,983	—

Revenues recorded by the U.S. operations are generally to a small number of government customers located throughout the world.  Revenues recorded by the German operations are mainly for a relatively large number of commercial customers.

Historically, the largest purchaser of LaserCard products has been a U.S. Government contractor, Anteon International Corporation (Anteon), a value-added reseller (VAR) of the Company. Anteon is the U.S. Government contractor for LaserCard product sales to the U.S. Department of Homeland Security (DHS), U.S. Department of State (DOS), U.S. Department of Defense (DOD), and the government of Canada. Under government contracts with Anteon, the DHS purchases Green Cards and DOS Laser Visa BCCs; the DOD purchases Automated Manifest System cards; and the Canadian government purchases Permanent Resident Cards. Encompassing all of these programs, the Company’s product sales to Anteon represented 31%, 31% and 72% of the total revenues for fiscal year 2006, 2005 and 2004. Another unaffiliated VAR, Laser Memory Card SPA of Italy, accounted for 31%, 26% and 22% of the Company’s total revenues for fiscal year 2006, 2005, and 2004 mainly for secure ID card programs in Italy.

Revenues for the major government programs are shown below as a percentage of total revenues:

	Fiscal Year
	2006	2005	2004

United States Green Cards and Laser Visa BCCs	24%	21%	44%
Canadian Permanent Resident Cards	5%	6%	25%
Italian Carta d’Identità Elettronica (CIE) Cards	18%	26%	22%
Italian Permesso di Soggiorno Elettronico (PSE) Cards	13%	—	—

For the government of Italy, the Company has received orders for CIE cards (Carta d’Identità Elettronica) and PSE cards (Permesso di Soggiorno Elettronico). As card issuance infrastructure is more fully developed and the national ID card system functions as designed, CIE and PSE card orders could ramp toward their full implementation level and could potentially result in annual revenues of $40 million when these two national ID programs are fully implemented. Backlog for these programs totaled $2.5 million at March 31, 2006 and is deliverable through June 2006. The Company believes that card revenue for these programs will amount to $20 million to $30 million in its fiscal year ending March 31, 2007 although no significant incremental shipments beyond the backlog are expected during the quarter ending June 30, 2006.

U.S. Laser Visa Border Crossing Cards (BCCs) and Green Cards for the U.S. Department of Homeland Security (DHS) are an important part of the Company’s revenue base. For these programs, the Company recorded card revenues of $9.8 million for fiscal year 2006, $5.8 million for fiscal year 2005 and $4.8 million for fiscal year 2004. The Company is currently delivering on orders placed prior to the expiration of a U.S. government subcontract in November 2005. Backlog at March 31, 2006 for these programs, which is deliverable through August 2006, totaled $3.7 million. The Company expects to receive a purchase order or a new subcontract prior to the last shipment under orders on hand although no assurance can be given.

For fiscal year 2006, shipments under a subcontract for Canada’s Permanent Resident Cards totaled $2 million. The backlog at March 31, 2006 was $1.9 million deliverable through June 2007. The delivery rate is subject to increase or decrease by customer request.

For the fiscal year 2006, the Company recorded revenue of $1.7 million for the national ID card program in a Middle Eastern country, with all of the shipments made during the first six months of the fiscal year. In January 2006, the Company entered into a separate $11 million contract , for both the supply of secure national ID cards for the same Middle Eastern government national ID card program and the supply, installation and support of associated card personalization equipment, consumables and software. Deliveries are expected over approximately a one-year period as the prime contractor elects to place a series of up to ten purchase orders. The cards are being issued to adult citizens for national identity purposes and feature the latest advancements in identity theft protection provided by Optical IDLock™, a combination of the highly-secure LaserCard® optical memory technology and Embedded HologramHD™, the new high-definition “photographic quality” etched image.  This subcontract is the first time that LaserCard Corporation has assumed responsibility for both supplying and installing personalization hardware, the oversight of the card personalization process, and the quality of the fully personalized cards, including the printing of cardholder information and encoding of data and the Embedded HologramHD. Revenue will be recognized as cards are issued after personalization, but only after the entire infrastructure called for in the contract has been installed and accepted. The Company anticipates that this will be accomplished during the first six months of fiscal year 2007. The contract’s first release valued at $1.4 million was shipped prior to the end of fiscal year 2006 and is included in backlog until revenue is recorded. Revenue has not been recorded on this release and the cost of the items is included in deferred contract costs on the Company’s consolidated balance sheets.

Effective April 3, 2004, the Company sold a second-source card-manufacturing license, including equipment, training, and support, to the Global Investments Group, based in Auckland, New Zealand, for card manufacturing in Slovenia and began receiving cash payments. Revenue on this arrangement will begin recognized over the remaining term of the agreement beginning when the equipment has been accepted and the training has been completed, which date is dependent on GIG providing a facility in Slovenia as discussed below under “License Fees and Other Revenues”.

The Company plans to invest up to $9 million in additional capital equipment and leasehold improvement expenditures at its facilities when forecasts justify the investment. These expenditures could occur throughout the next twelve months, as more fully discussed under “Liquidity and Capital Resources.”

Revenues

For the fiscal year ended March 31, 2006 the Company’s total revenues were $39.9 million compared with $28.5 million for fiscal year 2005 and $17 million for fiscal year 2004.

Product Revenues. The Company’s total revenues consisted of sales in its three segments of (1) optical memory cards, (2) optical card drives, drive accessories, and maintenance, and (3) specialty cards and card printers, as well as in other miscellaneous items. Product revenues were $39.9 million for fiscal year 2006; $28.5 million for fiscal year 2005; and $17 million for fiscal year 2004. There were no license revenues earned in fiscal years 2006, 2005, and 2004.

The following table presents product revenue by segment (in thousands, except for percentages):

	Fiscal Year			Change	Change
	2006	2005	2004	2006 vs 2005	2005 vs 2004
Optical memory cards	$28,200	$17,364	$13,379	$10,836	$3,985
% of total revenues	71%	61%	79%

Optical card drives	985	933	3,448	52	(2,515)
% of total revenues	2%	3%	20%

Specialty cards and card printers	10,672	10,235	—	437	10,235
% of total revenues	27%	36%	—

Other	—	12	136	(12)	(124)
% of total revenues	—	—	1%
Total revenues	$39,857	$28,544	$16,963	$11,313	$11,581

The following table presents optical memory card revenue by major program (in thousands):

	Fiscal Year			Change	Change
	2006	2005	2004	2006 vs 2005	2005 vs 2004
U.S. Green Cards & Laser Visas	$9,752	$5,763	$4,800	$3,989	$963
Italian National ID Card Programs	12,191	7,227	3,479	4,964	3,748
Canadian Permanent Resident Cards	1,964	1,807	4,156	157	(2,349)
National ID Cards in a Middle Eastern country	1,477	621	109	856	512
Vehicle Registration in India	1,272	458	27	814	431
All other programs	1,544	1,488	808	56	680

Total optical memory card revenues	$28,200	$17,364	$13,379	$10,836	$3,985

Optical memory card revenue increased 62% for fiscal year 2006 as compared with fiscal year 2005 due mainly to increases in card unit volume in the U.S. and Italian programs as well as increases in the other programs. Optical memory card revenue increased 30% for fiscal year 2005 as compared with fiscal year 2004 due mainly to an increase in card unit volume in the Italian program as well as increases in other programs except for a decrease in volume for Canadian “Maple leaf” Permanent Resident cards. The Company anticipates annual growth rates averaging 50% in this segment over the next several years including the 62% growth in fiscal year 2006, driven by growth in current programs augmented by the addition of new programs.

There was no significant change in optical card drive revenue for fiscal year 2006 as compared with fiscal year 2005. The $2.5 million decrease in fiscal year 2005 as compared with fiscal year 2004 was due to the unusually large order for 1,000 drives for the U.S. Department of Homeland Security shipped during fiscal year 2004. The Company does not anticipate that it will derive significant profits on future drive sales as prices are set near the manufacturing cost in order to promote optical memory card sales.

Specialty cards and printers revenue of $10.7 million in fiscal year 2006 was mostly unchanged from the $10.2 million recorded in fiscal year 2005, the first year the Company operated in this segment. The Company anticipates growth of less than 10% in this segment in fiscal year 2007.

License Fees and Other Revenues.  There were no license revenues during fiscal year 2006, fiscal year 2005 or fiscal year 2004. The Company sold a license, effective April 3, 2004, to Global Investments Group (GIG), based in Auckland, New Zealand, for card manufacturing in Slovenia.  This agreement provides for payments to the Company of $14 million for a 20-year license and five-year training support package, followed by $15 million paid $1 million annually for ongoing support for an additional 15 years.  Additionally, the Company is to sell approximately

$12 million worth of the required manufacturing equipment and installation support for the new facility to be built by GIG to provide a targeted initial manufacturing capacity of 10 million optical cards annually. As of March 31, 2006, the Company had acquired $5.9 million of this equipment classified as equipment held for resale on its consolidated balance sheet.  The Company has received $20.5 million of payments called for in the agreements, consisting of a partial payment for the equipment and training of $6.5 million and $14 million for the license fee and support. Another approximately $5.9 million is overdue with GIG most recently committing to complete the payment by the end of June. The Company has begun to investigate alternative courses of action should GIG fail to make such payment. For the $20.5 million the Company received, $18.5 million was recorded as advance payments from customer and $2 million for the licensing fee was recorded as deferred revenue, which were both classified as long term liabilities within the consolidated balance sheets.  In addition to the $41 million discussed above, GIG is to pay the Company royalties for each card produced under the license.  The territories covered by the license include most of the European Union and eastern European regions.  GIG has exclusive marketing rights in certain territories, with performance goals to maintain these rights.  The Company will assign a person on site during the license term to assist with quality, security and operational procedures, with the mutual goal that the facility and the cards made in the facility conform to the Company’s standards.  The Company also retains rights to utilize up to 20% of the new facility capacity as backup and capacity buffer to augment its own card manufacturing facilities in Mountain View, California and at its German subsidiary. The granting of this license to GIG establishes a potential second source supplier of optical memory cards for existing and prospective customers who may request multiple sources for cards.  The agreement contains various elements including a card manufacturing license, sale and installation of equipment, training, and ongoing support, and contingent payments for the sale of materials, and royalty payments for cards manufactured. In accordance with EITF 00-21, the card manufacturing license, sale and installation of equipment, training, and ongoing support have been accounted for as one unit of accounting, since the Company is unable to determine evidence of the fair value of any of the undelivered items. Accordingly, revenues for the arrangement have been deferred and will be recognized based on the predominant undelivered item, which is the ongoing annual support of the manufacturing equipment over the remainder of the 20-year license period beginning when the equipment is accepted and training has been completed, which date is dependent on GIG providing a facility in Slovenia. Pursuant to FTB 90-1, “Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts” this revenue will be recognized ratably over the remaining term of the agreement. The Company also defers direct and incremental expenses associated with building the card manufacturing equipment and with the delivery of other services for which revenue has been deferred, and the Company will recognize these expenses as the Company recognizes the related revenue.

Backlog

As of March 31, 2006, the backlog for LaserCard® optical memory cards totaled $8.3 million scheduled for delivery in fiscal year 2007, compared with $0.9 million at March 31, 2005, and $4.1 million at March 31, 2004. In addition, backlog for a bundled order of optical memory cards, read/write drives, card printers, and software totaled $1.4 million at March 31, 2006. The Company has only a few customers who generally place orders for a several-month period so that variations in order placement from a single customer can materially affect backlog. As a result, the relative size of the Company’s backlog has not been a reliable indicator of future sales revenue trends.

The Company has no significant backlog for read/write drives.

In addition, the backlog for Challenge Card Design Plastikkarten GmbH as of March 31, 2006 for specialty cards and printers totaled 0.8 million euros (approximately $1.0 million) compared with 1.2 million euros (approximately $1.6 million) at March 31, 2005, and for a contract to develop a conventional non-optical card production facility totaled 0.7 million euros (approximately $0.8 million) at March 31, 2006 compared with 0.8 million euros (approximately $1 million) at March 31, 2005. In circumstances where estimates of costs to complete a project cannot be reasonably estimated, but it is assured that a loss will not be incurred, the percentage-of-completion method based on a zero profit margin, rather than the completed-contract method, is used until more precise estimates can be made. Therefore, revenue on the contract for a conventional non-optical card production facility contract is being booked on a zero profit margin basis and the total profit under this contract will be booked at completion; probably during fiscal year 2008.

Gross Margin

The following table represents gross margin in absolute amount and percentage by segment (in thousands, except for percentages):

	Fiscal Year			Change	Change
	2006	2005	2004	2006 vs 2005	2005 vs 2004
Optical memory cards	$13,107	$4,561	$3,414	$8,546	$1,147
% of optical memory card revenues	46%	26%	26%

Optical card drives	(754)	(1,154)	409	400	(1,563)
% of optical card drive revenues	—	—	12%

Specialty cards and card printers	2,700	2,512	—	188	2,512
% of specialty cards and card printers revenues	25%	25%	—

Other	—	(12)	(17)	12	5
% of other revenues	NM	NM	NM
Total gross margin	$15,053	$5,907	$3,806	$9,146	$2,101
% of total revenues	38%	21%	22%

Optical Memory Cards. Optical memory card gross margin can vary significantly based upon changes in average selling price, production and sales volumes, mix of card types, production efficiency and yields, and changes in fixed costs. Unit volume affects gross margin due to the absorption of fixed manufacturing costs. The increase in optical memory card gross margin to 46% of revenue for fiscal year 2006 as compared with 26% of revenue for fiscal year 2005 is mainly due to the 49% increase in production unit volume and 64% increase in sales unit volume with minimal increase in fixed costs. This was also augmented by increases in production efficiency and yields. The 30% sales unit volume increase for fiscal year 2005 as compared with fiscal year 2004 did not result in an increase in gross margin due largely to the increase in fixed costs to increase card manufacturing capacity for anticipated orders of cards made with the newly introduced sheet-lamination process.

Optical Card Drives. Except for the large read/write drive order from the U.S. government in the third quarter of fiscal year 2004, read/write drive gross profits have been negative, inclusive of fixed overhead costs, due to low sales volume and the Company’s policy to price drives close to manufacturing cost to promote card sales. The Company anticipates that read/write drive negative gross margins will continue in the future unless sales volume is sufficient to cover fixed costs. The Company believes sales volume will increase during fiscal year 2007 resulting in a positive gross margin of about 10%. During fiscal year 2005, the Company incurred approximately $0.3 million in costs to convert model 780 to model Q-600 drives. The negative gross profit decreased from year to year because there was no similar cost in fiscal year 2006.

Specialty cards and card printers. The gross margin on specialty cards and card printers was 25% in both fiscal year 2006 and 2005. Fiscal year 2005 was the first year the Company operated in this segment. Historically, the quarterly gross margin has ranged from 21% to 31%.

Operating expenses

The following table presents operating expenses (in thousands):

	Fiscal Year
	2006	2005	2004
Selling, general and administrative expenses	$11,949	$11,891	$6,700
Research and engineering expenses	$2,338	$3,018	$2,620

Selling, General, and Administrative Expenses (SG&A). SG&A expenses were essentially flat in fiscal year 2006 as compared with fiscal year 2005 even as the Company’s revenues increased almost 40%. Fiscal year 2006 SG&A expenses increased due to a $0.7 million management bonus accrual, and decreased in almost every other spending category. In addition, the $0.2 million on exchange rate fluctuations on debt incurred in fiscal year 2005 was not repeated in fiscal year 2006. The $5.2 million increase for fiscal year 2005 as compared with fiscal year 2004 includes $2.8 million from the acquired German companies, $1 million for additional costs for legal, accounting, auditing, and the cost of compliance with assessing internal control over financial reporting mandated by Section 404 of the

Sarbanes-Oxley Act of 2002, $0.4 million for increased marketing, selling, and customer service expenditures, $0.2 million on exchange rate fluctuations on debt that has subsequently been extinguished, $0.3 million for occupancy costs, $0.2 million for increases in investor relations expenditures, and $0.3 million in other miscellaneous expenses. The Company believes that SG&A expenses for fiscal year 2007 will be higher than fiscal year 2006 levels, mainly due to increases in marketing and selling expenses and the implementation costs for a new enterprise resource planning (ERP) system.

Research and Engineering Expenses (R&E). The Company is continuing its efforts to develop new optical memory card features and structures, including various sheet-lamination card structures, the insertion of contactless chips with radio frequency (RF) capability, OptiChip™, OVD (optically variable device) products, and associated media development; enhanced optical memory card read/write drives and read-only drives (readers); and new software products in an effort to provide new products that can stimulate optical memory card sales growth. For example, the Company recently has developed a prototype of a LaserCard® handheld reader that is being evaluated by value-added resellers. The Company anticipates that these ongoing research and engineering efforts will result in new or enhanced card capabilities, production-model read-only drives, or drives with advanced security features and lower manufacturing costs; however, there is no assurance that such product development efforts will be successful. These features are important for the Company’s existing and future optical memory card markets. The decrease in R&E spending for fiscal year 2006 as compared with fiscal year 2005 was primarily due to the completion of major spending for the first prototype LaserCard® portable reader, coupled with being between phases of the new card media development project and the completion of card material and other projects. The increase in R&E spending for fiscal year 2005 compared with fiscal year 2004 was mainly due to R&E expenditures by the acquired German entity. Increases in R&E expenses are anticipated for fiscal year 2007 for development of production-model read-only drives, optical memory card media development, and other card and hardware related programs.

Other Income, Net. Total net other income for fiscal year 2006 was $471,000 including $583,000 of interest income, partially offset by interest expense of $80,000 and $32,000 for other miscellaneous expenses net of other miscellaneous income. Total net other income for fiscal year 2005 was $240,000 of interest income. Total net other income for fiscal year 2004 was $176,000, consisting of $269,000 of interest income, offset by $93,000 of expense recorded to mark-to-market the fair value of common stock options and warrants issued in December 2003. The increase in interest income for fiscal year 2006 compared with fiscal year 2005 was primarily due to income from invested funds. The decrease in interest income for fiscal year 2005 compared with fiscal year 2004 was primarily due to the reduction in invested funds.

Income Taxes. The Company recorded an income tax expense of $443,000 for fiscal year 2006, $139,000 for fiscal year 2005, and $7.1 million for fiscal year 2004. The Company’s income tax expense for fiscal year 2006 was primarily due to federal and state alternative minimum taxes.  The Company’s income tax expense for fiscal year 2005 was mainly due to federal alternative minimum tax. The payments from GIG received during fiscal years 2006 and 2005 are recorded as income on the federal tax return even though they are not recorded as income under U.S. generally accepted accounting principles. This income has been offset by net operating loss carryforwards generated in previous years. However, alternative minimum taxes are due on this income. The Company’s income tax expense for fiscal year 2004 was due to increasing the valuation allowance to be equal to the remaining balance of the Company’s deferred tax asset. The fiscal year 2004 income tax expense was not a cash item and did not mean that the Company owed income taxes, but rather that it no longer could demonstrate that in the future it would likely be able to utilize the tax benefits of previously generated net operating losses. The methodology for determining the realizability of its deferred tax asset is a critical accounting policy as described under the heading "Critical Accounting Policies" under Item 7. In summary, this methodology considers positive and negative evidence regarding the Company's ability to generate sufficient future taxable income to realize its deferred tax assets. Due to the Company's cumulative tax loss history for the three-year period ending March 31, 2004, income statement loss history over the five quarters ended March 31, 2004, and the difficulty in forecasting the timing of future revenue which could lead to positive income on its financial statements and taxable income as evidenced by the deviations in achieved revenues from expected revenues and taking into account the newness of certain customer relationships, the Company determined it was necessary to increase the valuation allowance under SFAS No. 109 to the full amount of the deferred tax asset because its estimated future revenue taking into account only booked orders would not generate sufficient taxable income to realize any of its deferred tax assets. If the Company has taxable income in the future, any unexpired net operating loss income tax carry-forward amounts will be utilized to reduce otherwise required income tax payments, and future tax expense, up to the full amount of the net deferred tax asset which is currently $19.5 million. In future years, unless the valuation allowance is reduced, should the Company be profitable for income tax purposes, the Company will utilize its available net operating loss carryforwards to reduce the income tax it would otherwise owe, meaning that its federal effective tax rate will be zero except for alternative minimum taxes.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes cash, cash equivalents and investments as of March 31, (in thousands):

	2006	2005
Cash, cash equivalents and short-term investments	$23,471	$10,115
Cash, cash equivalents, short-term and long-term investments	$23,471	$16,415

Cash, cash equivalents, and investments increased during fiscal year 2006 primarily due to the $5 million generated by operating activities and the proceeds from the exercise of employee stock options in the amount of $4.4 million, offset by the purchase of property and equipment of $2.3 million.

The following table displays the sources and uses of cash by activity (in thousands):

	Fiscal Year
	2006	2005	2004

Net cash provided by (used in) operating activities	$5,048	$2,955	$(2)
Net cash provided by (used in) investing activities	$(11,318)	$2,523	$(10,544)
Net cash provided by (used in) financing activities	$4,432	$(3,896)	$11,080

Cash provided by operations of $5 million in fiscal 2006 primarily consists of $3.7 million received from GIG, net of equipment purchased for this contract, plus $4.3 million from net income, plus non-cash charges for depreciation, excess and obsolete inventory, warranty reserves, stock-based compensation, and tax benefits related to the stock options. Additionally, advance payments received from customers totaled $6.1 million, offset by changes in accounts receivable, inventories, deferred contract costs, equipment held for resale, accounts payable and accrued liabilities of $5.6 million.

Net cash used in investing activities of $11.3 million during fiscal 2006 consisted of an increase in investments of $8.9 million and capital expenditures of approximately $2.4 million.

Net cash provided by financing activities during fiscal 2006 was $4.4 million, which consisted of net proceeds from the sale of common stock under the Company’s stock plans.

The Company believes that the estimated level of revenues and customer advance payments over the next 12 months will be sufficient to generate cash from operating activities over the same period. However, quarterly fluctuations are expected. Operating cash flows could be negatively impacted to a significant degree if either of the Company’s largest U.S. government programs were to be delayed, reduced, canceled, or not extended; if the Italian CIE card program does not grow as planned internally; and if these programs are not replaced by other card orders or other sources of income, or if increases in product revenues or licenses do not keep pace with increased marketing and R&E and capital expenditures.

The Company has not established a line of credit and has no current plans to do so. The Company may negotiate a line of credit if and when it becomes appropriate, although no assurance can be made that such financing would be available on favorable terms or at all, if needed.

As a result of the $0.8 million net income recorded for fiscal year 2006, the Company’s accumulated deficit decreased from $27.1 million to $26.4 million. Stockholders’ equity increased to $32.0 million from $26.7 million as a result of the net income and issuance of common stock.

Net cash used in investing activities was $11.3 million for fiscal year 2006 compared with cash provided by investing activities of $2.5 million for fiscal year 2005 and cash used in investing activities of $10.5 million for fiscal year 2004. Purchases of property and equipment accounted for $2.3 million for fiscal year 2006, $3.3 million in fiscal year 2005, and $4 million in fiscal year 2004. The purchase of the two German companies, Challenge Card Design Plastikkarten GmbH and cards & more GmbH during fiscal year 2004 accounted for $3.1 million of cash used in investing activities. The balance of the changes was mainly due to the maturities and purchases of investments.

The Company considers all highly liquid investments, consisting primarily of commercial paper, discount notes, and U.S. government bonds, with original or remaining maturities of three months or less at the date of purchase, to be cash equivalents. All investments with original or remaining maturities of more than three months but not more than one year at the date of purchase are classified as short-term. Investments with original or remaining maturities of more than one year at the date of purchase are classified as long-term. The Company determines the length of its investments after considering its cash requirements and yields available for the type of investment considered by the Company. Management also determines the appropriate classification of debt and equity securities at the time of purchase and reevaluates the classification of investments as of each balance sheet date. As of March 31, 2006 the Company had $21.4 million classified as short-term investments and had no long-term investment, compared with $6.2 million classified as short-term investments and $6.3 million classified as long-term investments at March 31, 2005. All auction rate securities are accounted for as available-for-sale and all other interest-bearing securities are accounted for as held-to-maturity.

The Company made capital equipment and leasehold improvement purchases of approximately $2.3 million during fiscal year 2006 compared with approximately $3.3 million during fiscal year 2005 and $4 million during fiscal year 2004. The Company's current card capacity, assuming optimal card type mix, is estimated at approximately 16 million cards per year. The Company plans to purchase additional production equipment in a series of steps when deemed appropriate by the Company. The Company is also increasing production capacity for cards with new structures used by the programs in Canada, Italy, and a Middle Eastern country. In addition to investment used for expansion, the Company plans to make additional capital expenditures which are expected to yield cost savings, quality improvements, and other purposes. The Company plans to use cash on hand and cash generated from operations to fund capital expenditures of approximately $9 million for equipment and leasehold improvements for card production, read/write drive tooling and assembly, and general support items as customer orders justify the investment. These expenditures could occur throughout the next twelve months.

On March 31, 2004, the Company completed its acquisition of two related German card companies, Challenge Card Design Plastikkarten GmbH of Rastede, Germany, and cards & more GmbH of Ratingen, Germany (collectively, the Acquired German Entities), including their sales operations in the United States and Korea. The Company purchased the shares of the Acquired German Entities from their five shareholders (the Shareholders) and purchased assets of the United States sales operation from a partnership comprised of the Shareholders. In the acquisition transaction, the Company agreed to assume 0.5 million euros of debt and to pay approximately 4.8 million euros in cash, consisting of approximately 2.3 million euros payable at closing and the remaining approximately 2.5 million euros payable in five equal annual installments for the business and certain assets. Subsequently, in January 2005, the Company determined that it would be in its best interest to eliminate this debt and pay the net present value of this debt to the selling shareholders. The acquisition agreement specified that the purchase price be adjusted based upon other assets purchased and additional liabilities assumed. This resulted in a reduction in the purchase price of approximately 0.4 million euros as of March 31, 2004. The present value of the net total purchase price is $5.5 million. This purchase price was determined by negotiation between the Company and the Shareholders, taking into account such matters as the value of the tangible assets and the going concern value of the business operations of the Acquired German Entities. Four of the Shareholders entered into new employment agreements with the Acquired German Entities while the fifth Shareholder, who is resident in the U.S., entered into an employment agreement with registrant. In addition to salaries, these employment agreements provide for commission based upon the future results of operations of the Acquired German Entities, which could be as much as 3.8 million euros over a four year period. The Company used a portion of its available cash to fund the acquisition. The Shareholders had no previous material relationship with the Company or its affiliate or subsidiaries, although the Company did substantial business with the Acquired German Entities in recent years. One of the Acquired German Entities owns a plant in Rastede, Germany together with associated equipment that manufactures plastic cards featuring contactless IC chip technology and high resolution printing. The Company intends to continue to use the facility and equipment to produce such cards as well as to enhance the facility to produce LaserCard® optical memory cards in Germany. This will enable that company to manufacture cards featuring four of the key ID card technologies (optical memory, contact IC chip, contactless RFID, and magnetic stripe) either singly or in combination, along with other high-security features.

Net cash provided by financing activities was $4.4 million in fiscal year 2006 versus $3.9 million used in financing activities in fiscal year 2005 and $11.1 million provided by financing activities for fiscal year 2004. Proceeds on sales of common stock through the Company’s stock-option and stock-purchase plans were $ 4.4 million for fiscal year 2006, $0.3 million for fiscal year 2005; and $1.7 million for fiscal year 2004. During fiscal year 2005 the Company used cash in the amount of $3.6 million to retire debt attributable to the acquisition of Challenge Card Design GmbH and cards & more GmbH on March 31, 2004. Fiscal year 2004 financing activities consisted of proceeds from the equity private placement described in the following paragraph.

The Company received net proceeds of $9.4 million (net of fees and expenses) from the issuance and sale in December 2003 of 791,172 shares of common stock, options to purchase 122,292 shares of common stock, and warrants to purchase 174,057 shares of common stock for an aggregate purchase price of $10.1 million in a private placement. The purchase price of the common stock was $12.76 per share, which was a 15% discount from the five-day average price as of December 23, 2003. The options have an exercise price of $16.51 per share and a nine-month life. The warrants have an exercise price of $17.26 per share and a life of five years. The options and warrants were valued at $245,000 and $984,000, respectively, based on a Black-Scholes calculation as of December 23, 2003 and pursuant to the provisions of EITF Issue No. 00-19,“Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock,” (EITF 00-19) were recorded at those values in long-term liabilities. The balance of the net proceeds was accounted for as additional paid in capital. Under EITF 00-19, the Company marks-to-market the fair value of the options and warrants at the end of each accounting period. At the end of the fiscal year 2004 third quarter, this resulted in options and warrants valued at $195,000 and $916,000, respectively. The decrease in valuation of the options and warrants between December 23, 2003 and the quarter end of $118,000 was recorded as other income in the accompanying Condensed Consolidated Statement of Operations and resulted from a decrease in the Company’s stock price. On February 6, 2004, the Company and the investors entered into an amendment to their original agreement that resulted in the reclassification of the options and warrants to equity. The amendment clarified that the options and warrants granted in the financing may be exercised at a time when a registration statement covering the resale of the underlying shares is not effective or available and that in such instance the Company would deliver to the investors shares of common stock whose resale is not currently registered. On the effective date of the amendment, the options and warrants were reclassified to equity as additional paid-in-capital. As a result of the increase in value of the options and warrants from the previous quarter end to the amendment date, due to increases in the Company’s stock price, the Company recognized an expense of $211,000, which is included in other expense in the Condensed Consolidated Statement of Operations in the fourth quarter of fiscal year 2004.

On January 23, 2004, the Company filed an S-3 Registration Statement with the Securities and Exchange Commission covering the resale of the common stock issued and issuable in such financing. The Securities and Exchange Commission declared the registration statement effective on April 28, 2004. The Company is subject to certain indemnity provisions included in the stock purchase agreement entered into as part of the financing associated with this registration. Morgan Keegan & Company, Inc. acted as the Company's exclusive placement agent for this transaction. The Company used approximately $3 million of the net proceeds from this private placement in connection with the purchase of CCD and C&M.

During fiscal year 2005, the Company commenced a share repurchase program under which up to 350,000 shares of common stock could be purchased by the Company from time to time in Nasdaq Stock Market transactions in an aggregate amount not exceeding $3 million. During the second quarter of fiscal year 2005, the Company used cash of $655,000 for this purpose and has since terminated this program without further activity.

There were no debt financing activities for fiscal year 2006. The Company acquired bank debt in the amount of $1.4 million in the fiscal year 2004 acquisition of Challenge Card Design Plastikkarten GmbH and cards & more GmbH, of Germany. The Company extinguished this debt during fiscal year 2005. In addition, the Company incurred debt with a net present value of future payments on this acquisition of $2.2 million on this transaction as of March 31, 2004. The Company extinguished this debt during fiscal year 2005.

The following table provides a summary of the effect on liquidity and cash flows from the Company’s contractual obligations as of March 31, 2006 (in thousands):

	Fiscal Year
	2007	2008	2009	2010	2011	2012 and Thereafter	Total
Contractual obligations: Non-cancelable operating leases	$1,164	$1,054	$998	$1,382	$1,415	$4,196	$10,209
Non-cancelable purchase orders	1,734	—	—	—	—	—	1,734
Total	$2,898	$1,054	$998	$1,382	$1,415	$4,196	$11,943

OFF-BALANCE SHEET ARRANGEMENTS

The Company has no off-balance sheet arrangement that has or is reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

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

Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted because of a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, the Company’s future investment income may fall short of expectations because of changes in interest rates or we may suffer losses in principal if forced to sell securities that have seen a decline in market value because of changes in interest rates.

There were no material changes during the fourth quarter of fiscal year 2006 in the Company's exposure to market risk for changes in interest rates.

The following summarizes short-term investments at fair value, weighted average yields and expected maturity dates as of March 31, 2006 (in thousands):

Fiscal Year
2007
Auction rate securities	$15,050
Weighted Average Yield	4.74%
U.S. Government and Agency Obligations	6,264
Weighted Average Yield	2.67%

Total Investments	$21,314

There were no long-term investments as of March 31, 2006.

Foreign Currency Exchange Rate Risk. The Company’s U.S. Operations sell products in various international markets. To date an immaterial amount of sales have been denominated in euros. In addition, some raw material purchases and purchased services are denominated in euros. As of March 31, 2006, the outstanding balance of a debt relating to the acquisition of Challenge Card Design Plastikkarten GmbH (“CCD”) was immaterial. Accordingly, the exchange rate risk related to this debt is minimal. Since acquisition, cash provided by/used in CCD’s operating activities has been immaterial.

The Company uses short-term foreign exchange forward contracts to mitigate foreign currency risk associated primarily with inter-company payables, account, and loan receivables (denominated in Euros) to its German subsidiaries.  Our foreign exchange forward contracts are not designated for accounting purposes as hedging instruments under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended.  Accordingly, any gains or losses resulting from changes in the fair value of the forward contract are reported in selling, general and administrative expenses.  The gains and losses on these forward contracts generally offset gains and losses associated with the underlying foreign currency denominated inter-company payable, account, and loan receivables.  At March 31, 2006, we had a foreign exchange forward contract with a maturity of less than 30 days to purchase 1.9 million euros. The fair value of the forward contract was not material at March 31, 2006.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
LaserCard Corporation

We have audited management’s assessment, included in the accompanying Management Report on Internal Controls Over Financial Reporting included in Item 9A, that LaserCard Corporation and its subsidiaries maintained effective internal control over financial reporting as of March 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of the effectiveness to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of March 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2006, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of LaserCard Corporation and its subsidiaries at March 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for the years then ended and our report dated May 15, 2006, expressed an unqualified opinion thereon.

/s/ Odenberg Ullakko Muranishi & Co. LLP
San Francisco, California
May 15, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
LaserCard Corporation

We have audited the accompanying consolidated balance sheets of LaserCard Corporation and its subsidiaries as of March 31, 2006 and 2005, and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements audited by us present fairly, in all material respects, the consolidated financial position of LaserCard Corporation and its subsidiaries at March 31, 2006 and 2005, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of LaserCard Corporation and its subsidiaries' internal control over financial reporting as of March 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated May 15, 2006, expressed an unqualified opinion thereon.

/s/ Odenberg Ullakko Muranishi & Co. LLP
San Francisco, California
May 15, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
LaserCard Corporation:

We have audited the accompanying consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows of LaserCard Corporation (formerly Drexler Technology Corporation) and subsidiaries for the year ended March 31, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of LaserCard Corporation and subsidiaries for the year ended March 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP
Mountain View, California
June 9, 2004, except for note 2.(8.) which
is as of June 14 , 2006.

LASERCARD CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
March 31, 2006 and 2005
(In thousands, except share and per share amounts)

	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$2,121	$3,965
Short-term investments	21,350	6,150
Accounts receivable, net of allowances of $142 at March 31, 2006 and $56 at March 31, 2005	4,920	1,934
Inventories, net of reserves of $503 at March 31, 2006 and $648 at March 31, 2005	8,874	7,909
Deferred contract cost	1,041	—
Prepaid and other current assets	1,268	1,352
Total current assets	39,574	21,310

Property and equipment, net	12,306	12,532
Long-term investments	—	6,300
Equipment held for resale	5,877	4,061
Patents and other intangibles, net	889	923
Goodwill	3,321	3,321
Note receivable	205	220
Other non-current assets	163	101
Total assets	$62,335	$48,768

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,311	$2,105
Accrued liabilities	3,118	2,312
Deferred tax liabilities	568	641
Advance payments from customers	1,772	1,167
Deferred revenue	459	539

Total current liabilities	9,228	6,764

Advance payments from customer	18,500	13,000
Deferred revenue	2,000	2,000
Deferred rent	590	326
Total liabilities	30,318	22,090

Commitments and contingencies (Note 7)

Stockholders' equity:
Preferred stock, $0.01 par value:
Authorized—2,000,000 shares
Issued—none	—	—
Common stock, $0.01 par value:
Authorized—30,000,000 shares
Issued and outstanding—11,734,255 shares at March 31, 2006 and 11,436,794 shares at March 31, 2005	117	114
Additional paid-in capital	58,255	54,155
Accumulated deficit	(26,351)	(27,145)
Accumulated other comprehensive income (loss)	(4)	209
Treasury stock at cost — 0 shares at March 31, 2006 and 91,630 shares at March 31, 2005	—	(655)
Total stockholders' equity	32,017	26,678

Total liabilities and stockholders’ equity	$62,335	$48,768

The accompanying notes are an integral part of these consolidated financial statements.

LASERCARD CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Fiscal Years Ended March 31, 2006, 2005, and 2004
(In thousands, except per share amounts)

	2006	2005	2004

Total revenues	$39,857	$28,544	$16,963

Cost of product sales	24,804	22,637	13,157

Gross profit	15,053	5,907	3,806

Operating expenses:
Selling, general and administrative expenses	11,949	11,891	6,700
Research and engineering expenses	2,338	3,018	2,620
Total operating expenses	14,287	14,909	9,320

Operating income (loss)	766	(9,002)	(5,514)

Other income, net	471	240	176

Income (loss) before income taxes	1,237	(8,762)	(5,338)

Income tax expense	443	139	7,089

Net income (loss)	$794	$(8,901)	$(12,427)

Net income (loss) per share:
Basic	$0.07	$(0.78)	$(1.15)
Diluted	$0.07	$(0.78)	$(1.15)

Weighted-average shares used in computing net income (loss) per share:
Basic	11,415	11,362	10,761
Diluted	11,587	11,362	10,761

The accompanying notes are an integral part of these consolidated financial statements.

LASERCARD CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)
Fiscal Years Ended March 31, 2004, 2005, and 2006
(In thousands)
	Common Stock		Additional Paid-in	Accumulated Income	Accumulated Other Comprehensive	Treasury Stock		Total Stockholders'	Comprehensive
	Shares	Amount	Capital	(Deficit)	Income (loss)	Shares	Amount	Equity	Income (loss)

Balance, March 31, 2003	10,443	$104	$42,556	$(5,817)	$—	—	$—	$36,843
Shares, warrants, and options sold in private placement, net of $706 in issuance costs and $93 for change in fair value of common stock warrants and options	791	8	9,474	—	—	—	—	9,482
Shares issued under stock option and stock purchase plans	166	2	1,689	—	—	—	—	1,691
Compensation related to stock plan activity	—	—	97	—	—	—	—	97
Comprehensive loss:
Net loss	—	—	—	(12,427)	—	—	—	(12,427)	$(12,427)
Balance, March 31, 2004	11,400	$114	$53,816	$(18,244)	—	—	—	$35,686
Purchase of treasury stock	―	―	―	—	—	(92)	(655)	(655)
Shares issued under stock option and stock purchase plans	37	—	252	—	—	—	—	252
Compensation related to stock plan activity	—	—	87	—	—	—	—	87
Comprehensive loss:
Foreign currency translation adjustments	—	—	—	—	209	—	—	209	$209
Net loss	—	—	—	(8,901)	—	—	—	(8,901)	(8,901)
Total comprehensive loss									$(8,692)
Balance, March 31, 2005	11,437	$114	$54,155	$(27,145)	$209	(92)	$(655)	$26,678
Shares issued under stock option and stock purchase plans and related income tax benefits	297	3	3,977	—	—	92	655	4,635
Compensation related to stock plan activity	―	―	123	―	―	―	―	123
Comprehensive loss:
Foreign currency translation adjustments	—	—	—	—	(213)	—	—	(213)	$(213)
Net income	—	—	—	794	—	—	—	794	794
Total comprehensive income									$581
Balance, March 31, 2006	11,734	$117	$58,255	$(26,351)	$(4)	—	$—	$32,017

The accompanying notes are an integral part of these consolidated financial statements.

LASERCARD CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Fiscal Years Ended March 31, 2006, 2005, and 2004
(In thousands)

	2006	2005	2004
Cash flows from operating activities:
Net income (loss)	$794	$(8,901)	$(12,427)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,515	2,640	2,123
Loss on disposal of equipment	21	10	-
Provision for doubtful accounts receivable	34	3	1
Provision for excess and obsolete inventory	194	335	97
Provision for product return reserve	78	62	-
Provision for warranty reserve	516	-	-
Decrease in deferred income tax assets	-	-	7,086
Stock-based compensation	130	111	97
Tax benefit relating to the exercise of stock options	196	-	-
Loss associated with increase in fair value of common stock warrants and options	-	-	93
Changes in operating assets and liabilities, net of assets acquired and and liabilities assumed in business combination:
Decrease (increase) in accounts receivable	(3,216)	559	346
Increase in inventories	(1,238)	(1,361)	(1,476)
Decrease (increase) in deferred contract costs	(1,041)	-	-
Decrease (increase) in prepaid and other current assets	47	(61)	63
Increase in equipment held for resale	(1,816)	(1,641)	-
Increase in other non-current assets	(62)	-	-
Increase (decrease) in accounts payable and accrued liabilities	1,587	(1,751)	2,305
Decrease in deferred income tax liabilities	(30)	-	-
Increase (decrease) in deferred revenue	(46)	2,413	106
Increase in deferred rent	265	-	-
Increase in advance payments from customers	6,120	10,537	1,584
Net cash provided by (used in) operating activities	5,048	2,955	(2)
Cash flows from investing activities:
Purchases of property and equipment	(2,314)	(3,325)	(3,996)
Proceeds from sale of equipment	-	2	-
Acquisition of patents and other intangibles	(104)	(117)	(93)
Payment of note receivable	-	(214)	-
Purchases of investments	(27,200)	(3,451)	(25,415)
Proceeds from maturities of investments	18,300	9,628	22,049
Purchase of Challenge Card Design and cards & more, net of $12 cash acquired	-	-	(3,089)
Net cash provided by (used in) investing activities:	(11,318)	2,523	(10,544)
Cash flows from financing activities:
Proceeds from sale of common stock through stock plans	4,432	339	1,691
Repayment of bank loan	-	(745)	-
Decrease in short-term and long-term debt	-	(2,835)	-
Cash used to purchase common stock through an open market repurchase program	-	(655)	-
Net proceeds from sale of common stock, options and warrants through private placement	-	-	9,389
Net cash provided by (used in) financing activities	4,432	(3,896)	11,080
Effect of exchange rate changes on cash	(6)	95	-
Net increase (decrease) in cash and cash equivalents	(1,844)	1,677	534
Cash and cash equivalents:
Beginning of period	3,965	2,288	1,754
End of period	$2,121	$3,965	$2,288
Supplemental disclosures - cash payments for:
Income taxes	$233	$82	$-
Interest expense	$80	$128	$-

The accompanying notes are an integral part of these consolidated financial statements.

LASERCARD CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Operations

LaserCard Corporation, a Delaware Corporation, and its wholly owned subsidiaries, LaserCard Corporation, a California Corporation, and Challenge Card Design Plastikkarten GmbH (collectively the “Company”) develop, manufacture and integrate LaserCard® optical memory cards, optical card drives, peripherals and specialty cards and printers. Challenge Card Design Plastikkarten GmbH and cards & more GmbH were acquired by LaserCard Corporation on March 31, 2004. cards & more GmbH was merged into Challenge Card Design Plastikkarten GmbH (“CCD”) in fiscal year 2006. The Company's customers for optical memory card related products are mainly value-added reseller (VAR) companies worldwide, that develop commercial applications for LaserCard products. Target markets for these products include government and commercial applications for portable, recordable, secure, identification cards and other unitary-record cards. Current applications include United States Permanent Resident Card (“Green Card”) and Laser Visa Border Crossing Cards, U.S. military cargo manifests, Canadian Permanent Resident Cards, Italian national ID cards, biometric IDs and other wallet-card applications. Challenge Card Design Plastikkarten GmbH supplies other advanced-technology cards for various applications, card printers and systems integration for gate-keeping and ticketing.

The Company is subject to certain risks including, but not limited to, competition from substitute products and larger companies and dependence on certain suppliers and customers.

2.	Summary of Significant Accounting Policies

(1.)    Principles of Consolidation and Basis of Presentation. The accompanying consolidated financial statements have been prepared on the accrual basis of accounting in accordance with U. S. generally accepted accounting principles. The consolidated financial statements include the accounts of LaserCard Corporation and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

(2.)    Use of Estimates. The preparation of consolidated financial statements in conformity with U. S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(3.)    Fiscal Period. For purposes of presentation, the Company labels its annual accounting period end as March 31 and its quarterly accounting period ends as June 30, September 30 and December 31. The Company, in fact, operates and reports based on quarterly periods ending on the Friday closest to month end. Fiscal year 2006 ended on March 31, 2006, fiscal year 2005 ended on April 1, 2005 and fiscal year 2004 ended on April 2, 2004.

(4.)    Foreign Currency Transactions. The functional currency of the Company's foreign subsidiaries is generally the local currency. The financial statements of these subsidiaries are translated to United States dollars using period-end rates of exchange for assets and liabilities and average rates of exchange for the year for revenues and expenses. Translation gains (losses) are recorded in accumulated other comprehensive income as a component of stockholders' equity. Net gains and losses resulting from foreign exchange transactions are included in selling, general and administrative expenses and were not significant during the periods presented.

(5.)    Derivative Financial Instruments. The Company uses short-term foreign exchange forward contracts to mitigate foreign currency risk associated primarily with inter-company payables, account, and loan receivables (denominated in Euros) to its German subsidiaries.  Our foreign exchange forward contracts are not designated for accounting purposes as hedging instruments under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended.  Accordingly, any gains or losses resulting from changes in the fair value of the forward contract are reported in selling, general and administrative expenses.  The gains and losses on these forward contracts generally offset gains and losses associated with the underlying foreign currency denominated inter-company payable, account, and loan receivables.  At March 31, 2006, we had a foreign exchange forward contract with a maturity of less than 30 days to purchase 1.9 million euros. The fair value of the forward contract was not material at March 31, 2006.

(6.)    Concentrations of Risk. Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash, cash equivalents, short-term investments, long-term investments and accounts receivable. The Company places its cash, cash equivalents, short-term and long-term investments in high-credit quality financial institutions. The Company is exposed to credit risk in the event of default by these institutions to the extent of the amount recorded on the consolidated balance sheet. As of March 31, 2006, the Company has invested in short-term and long-term investments including auction rate securities, discount notes and U.S. government bonds. Accounts receivable are derived from revenue earned from customers primarily located in the United States, Italy and Germany. The Company performs ongoing credit evaluations of its customers’ financial condition and generally does not require collateral. The Company maintains reserves for potential credit losses and historically, such losses have been immaterial.

(7.)    Major Customers.One customer accounted for 31% of revenues for fiscal year 2006, 31% of revenues for fiscal year 2005, and 72% of revenues for fiscal year 2004. Another customer accounted for 31% of revenues for fiscal year 2006, 26% of revenues for fiscal year 2005, and 22% of revenues for fiscal year 2004. The revenue from these customers was attributable to both the optical memory card and the optical card drive segments. No other customer accounted for more than 10% of revenues during the periods.

Two customers accounted for 48% and 14% respectively of accounts receivable at March 31, 2006. One customer accounted for 27% of accounts receivable at March 31, 2005.

(8.)    Cash and Cash Equivalents, Short-term Investments and Long-term Investments. The Company considers all highly liquid investments, consisting primarily of commercial paper, discount notes and U.S. government bonds, with maturities of three months or less at the date of purchase, to be cash equivalents. Cash and cash equivalents at March 31, 2006 and March 31, 2005 were $2.1 million and $4 million, respectively. As of March 31, 2006 and 2005, the Company held auction rate securities which have been accounted for as available-for-sale and classified as short-term investments. The fair values of the auction rate securities, based on quoted market prices, were substantially equal to their carrying costs due to the frequency of the reset dates. Short-term investments also include investments with maturities at date of purchase of more than three months and investments with remaining maturities of less than one year. All investments with maturities at date of purchase greater than one year are classified as long-term investments. Management determines the appropriate classification of debt securities at the time of purchase and reevaluates the classification of investments as of each balance sheet date.

All short-term investments, except for auction rate securities which are recorded at fair value, and long-term investments are classified as held to maturity and are stated in the consolidated balance sheet at amortized cost. As such investments are classified as held to maturity, no unrealized gains or losses are recorded. The carrying amounts of individual held to maturity securities are reviewed at the consolidated balance sheet date for potential impairment. As of March 31, 2006 and 2005, the Company has determined that an impairment which was “other than temporary” has not occurred. The carrying amounts of short-term and long-term investments at March 31 are (in thousands):

	2006	2005
Short-term investments (up to one year):
U.S. government and agency obligations	$6,300	$1,000
Auction rate securities	15,050	5,150
Total short-term investments	21,350	6,150

Long-term investments (one to two years):
U.S. government and agency obligations	—	6,300
Total long-term investments	—	6,300
Total investments	$21,350	$12,450

The company has revised the amounts of its previously reported purchases of investments and proceeds from the sale of investments under cash flows from investing activities in the accompanying March 31, 2004 Consolidated Statement of Cash Flows to include activity related to its auction rate securities transactions. Previously, the Company presented its auction rate note securities transaction activity under cash flows from investing activities on a net basis.

(9.)    Fair Value of Financial Instruments. The carrying amounts of the Company’s financial instruments including cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued liabilities, approximate their fair values due to their short maturities. The Company had no long-term investments at March 31, 2006.

(10.)        Accounts Receivable. Accounts receivable are net of reserves for doubtful accounts and product return reserves of $142,000 and $56,000 as of March 31, 2006 and March 31, 2005, respectively. We maintain allowances for doubtful accounts and product return reserves for anticipated losses resulting from the inability of our customers to make required payments and in-process product returns. We generally compute our allowances based on specifically identifying accounts that are past due that are likely not collectible. Interest receivable is accrued from investments in auction rate securities and other interest-bearing securities. Other receivables comprise of value added tax refunds and miscellaneous items. The components of accounts receivable at March 31 are (in thousands):

	2006	2005
Trade receivables	$4,897	$1,817
Bad debt reserve	(64)	(32)
Reserve for sales returns	(78)	(24)
Interest receivable	93	89
Receivable-other	72	84
Total receivables	$4,920	$1,934

(11.)        Inventories. Inventories are stated at the lower of cost or market, with cost determined on a first-in, first-out basis and market based on the lower of cost or estimated realizable value less cost to sell. The components of inventories as of March 31 are (in thousands):

	2006	2005
Raw materials	$5,662	$4,891
Work-in-process	1,453	739
Finished goods	1,759	2,279
Total Inventories	$8,874	$7,909

The Company establishes lower of cost or market reserves, aged inventory reserves and obsolescence reserves. Inventory reserves are generally recorded when management determines that an item is not readily saleable. Inventory reserves are not relieved until the related inventory has been sold or scrapped. The Company recorded charges to write down inventory of $194,000 for fiscal year 2006, $381,000 for fiscal year 2005 and $97,000 for fiscal year 2004.

(12.)       Equipment held for resale.Equipment held for resale primarily consists of parts, labor costs and other costs incurred to build equipment under a contract with Global Investments Group. Direct incremental costs associated with the purchase or construction of these items are deferred until revenue is recorded. The components of equipment held for resale as of March 31 are (in thousands):

	2006	2005
Parts	$5,187	$3,812
Labor costs	591	212
Other	99	37
Total equipment held for resale	$5,877	$4,061

(13.)       Property and Equipment, Net. The components of property and equipment as of March 31 are (in thousands):

	2006	2005
Building and land	$803	$856
Equipment and furniture	22,464	23,267
Construction in progress, including purchased equipment	802	1,409
Leasehold improvements	4,409	4,505
	28,478	30,037
Less: accumulated depreciation	(16,172)	(17,505)
Total property and equipment, net	$12,306	$12,532

Property and equipment, including tooling, are recorded at cost. Depreciation is provided over the estimated useful lives which is four to seven years for equipment and furniture using the straight-line method and twenty-five years for the building using the straight-line method. Leasehold improvements are amortized over the shorter of the life of the asset or the life of the lease using the straight-line method. Depreciation and leasehold amortization expense for fiscal years 2006, 2005 and 2004 was $2.4 million, $2.5 million and $1.9 million, respectively. Maintenance and minor repairs and replacements are expensed when incurred. Disposition or retirement of property and equipment related gains and losses are charged to other income/expenses.

(14.)       Goodwill, Patents, and Other Intangible Assets.Goodwill represents the excess of the purchase price over the fair value of identifiable net tangible and intangible assets acquired in a business combination. In accordance with SFAS No. 142, “Goodwill, Patents, and Other Intangible Assets,” the Company does not amortize goodwill. Instead, the Company evaluates goodwill for impairment annually in the fourth quarter and whenever events or changes in circumstances indicate that it is more likely than not that an impairment loss has been incurred. Goodwill is assigned to reporting units, which are operating segments as defined by our current segment reporting structure. As of March 31, 2006, the Company has one reporting unit that contains goodwill. Acquisition-related intangible assets other than goodwill include backlog, which was amortized on a straight-line basis over its estimated useful life of six months; and brand, which has an indefinite useful life. Legal expenses incurred in connection with patents are capitalized and amortized over the estimated remaining useful lives of the patents of six to seven years.

Definite life intangible assets capitalized and accumulated amortization as of March 31 are as follows (in thousands):

	2006	2005

Patent expenditures	$3,399	$3,290
Technology transfer expenditures	545	545
Other	—	10
Total patent and other intangible expenditures	3,944	3,845

Patent accumulated amortization	(3,034)	(2,923)
Technology transfer accumulated amortization	(511)	(483)
Other	—	(6)
Accumulated amortization	(3,545)	(3,412)

Amortizable patents and other intangibles, net	$399	$433

The weighted average remaining amortization periods as of March 31 are as follows:

	2006	2005
Patents	3.3 years	4.0 years
Technology transfer	1.3 years	2.2 years
Total	3.0 years	3.7 years

Amortization expense on intangible assets for fiscal years 2006, 2005 and 2004 was $139,000, $172,000 and $201,000 respectively. The estimated amortization expense for each of the next five years on patents and other intangible assets with definite lives as of March 31, 2006 is as follows (in thousands):

Fiscal Year
2007	$127
2008	90
2009	69
2010	51
2011	35

Intangible assets with indefinite lives as of March 31 are as follows (in thousands):

	2006	2005
Brand	$490	$490
Goodwill	3,321	3,321
Total	$3,811	$3,811

(15.)       Assessment of Impairment of Tangible and Intangible Long-Lived Assets. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company assesses the impairment of long-lived assets whenever events or changes in circumstances indicate that their carrying value may not be recoverable from the estimated future cash flows expected to result from their use and eventual disposition. The Company’s long-lived assets subject to this evaluation include property and equipment and amortizable intangible assets. If the Company’s estimate of future undiscounted net cash flows is insufficient to recover the carrying value of the assets, the Company will record an impairment loss in the amount by which the carrying value of the assets exceeds the fair value. If assets are determined to be recoverable but the useful lives are shorter than originally estimated, the Company depreciates or amortizes the net book value of the asset over the newly determined remaining useful lives. As of March 31, 2006, the fair value of long-lived assets exceeds the book value. Therefore, no impairment loss has been recognized.

(16.)       Accrued Liabilities. The components of accrued liabilities as of March 31 are (in thousands):

	2006	2005
Accrued payroll and fringe benefits	$1,218	$408
Accrued compensated absences	622	579
Warranty reserves	648	132
Other accrued liabilities	630	1,193
Total accrued liabilities	$3,118	$2,312

(17.)       Software Development Costs. Development costs incurred in the research and development of new software products are expensed as incurred until technological feasibility in the form of a working model has been established. To date, the Company’s software development has been completed concurrent with the establishment of technological feasibility and, accordingly, all software development costs have been charged to research and engineering expenses in the accompanying consolidated statements of operations.

(18.)       Pre-production Design and Development Costs.Costs incurred in the pre-production phase of contracts are expensed as incurred and included in cost of goods sold.

(19.)       Advance Payments from Customers. The Company routinely receives advance payments on orders placed by its customers. The advance payments are recorded as a liability on the consolidated balance sheet until the related orders are shipped.

(20.)       Revenue Recognition. Product sales primarily consist of optical card sales, sales of optical card read/write drives and sales of specialty cards and card printers. The Company recognizes revenue from product sales when the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the fee is fixed or determinable; and (4) collectibility is reasonably assured. The Company recognizes revenue on product sales at the time of shipment when shipping terms are F.O.B. shipping point, orders are placed pursuant to a pre-existing sales arrangement and there are no post-shipment obligations other than warehousing under a U.S. government subcontract or customer acceptance criteria. Where appropriate, provision is made at the time of shipment for estimated warranty costs and estimated returns. The total amount of provision charged to warranty expense and product returns was $747,000, $518,000 and $56,000 for fiscal years 2006, 2005 and 2004, respectively. Actual warranty costs and returns activity was $176,000, $493,000 and $17,000 for fiscal years 2006, 2005 and 2004, respectively.

The Company’s U.S. government subcontract requires delivery into a secure vault located on Company premises. Shipments are made from the vault on a shipment schedule provided by the prime contractor, which is subject to revision, but generally not subject to cancellation, at the option of the prime contractor. At the time the cards are delivered into the vault, title to the cards is transferred to the government and all risks of ownership are transferred as well. The prime contractor is invoiced, with payment due within thirty days and the contract does not contain any return (other than for warranty) or cancellation provisions. Pursuant to the provisions of SEC Staff Accounting Bulletin No. 104 (“SAB 104”), revenue is recognized on delivery into the vault as the Company has fulfilled its contractual obligations and the earnings process is complete. If the Company does not receive a shipment schedule for shipment of cards from the vault, revenue is deferred and recognized upon shipment from the vault. In addition, revenue recognition for future deliveries into the vault would be affected if the U.S. government cancels the shipment schedule. As a result, the Company’s revenues may fluctuate from period to period if the Company does not continue to obtain shipment schedules under this subcontract or if the shipment schedules are cancelled.

The Company applies the provisions of the Emerging Issues Task Force Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables," (“EITF 00-21”) to revenue arrangements with multiple deliverables. EITF 00-21 provides criteria governing how to identify whether goods or services that are to be delivered separately in a bundled sales arrangement should be accounted for separately. Deliverables are accounted for separately if they meet all of the following criteria: a) the delivered items have stand-alone value to the customer; b) the fair value of any undelivered items can be reliably determined; and c) if the arrangement includes a general right of return, delivery of the undelivered items is probable and substantially controlled by the seller. In situations where the deliverables fall within higher-level literature as defined by EITF 00-21, the Company applies the guidance in that higher-level literature. Deliverables that do not meet these criteria are combined with one or more other deliverables.

The Company applies the provisions of Statement of Position 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts" (“SOP 81-1”) in applicable contracts. Revenues on time and materials contracts are recognized as services are rendered at contract labor rates plus material and other direct costs incurred. Revenues on fixed price contracts are recognized on the percentage of completion method based on the ratio of total costs incurred to date compared to estimated total costs to complete the contract. Estimates of costs to complete include material, direct labor, overhead and allowable general and administrative expenses. In circumstances where estimates of costs to complete a project cannot be reasonably estimated, but it is assured that a loss will not be incurred, the percentage-of-completion method based on a zero profit margin, rather than the completed-contract method, is used until more precise estimates can be made. The full amount of an estimated loss is charged to operations in the period it is determined that a loss will be realized from the performance of a contract. The Company recognized approximately $77,000 and $127,000 of revenues for the fiscal year ended March 31, 2006 and March 31, 2005, respectively, based on a zero profit margin related to a long-term contract. The Company had no revenues generated from this type of contract for the year ended March 31, 2004.

At the beginning of the fourth quarter of fiscal year 2006, the Company entered into a contract with a Middle Eastern country to provide them with a full system integration of our optical memory cards for use in that country’s personalized national ID program which includes optical memory cards, hardware, and software. The contract calls for multiple deliverables, installation, and certain client acceptance criteria, as defined in the agreement. In applying the guidance within EITF 00-21, the Company determined the deliverables are not to be accounted for as separate units, but rather as a bundled arrangement as the fair value of the undelivered items cannot be readily determined. Therefore, revenue recognition on this new contract and the associated contract costs were and will be deferred until the predominant undelivered element, the overview of card personalization, is delivered and accepted, commencing with the installation and client acceptance of the card personalization system. Total contract revenue will be recognized ratably based on actual cards personalized and accepted. As of March 31, 2006, no revenue has been recognized under this contract, and costs incurred under the contract of $1 million were recorded as deferred contract costs under the current assets on the accompanying consolidated balance sheet. The components of the deferred contract costs consist of the following (in thousands):

2006
Material, labor, and overhead	$820
Other expenses	221
Total deferred contract costs	$1,041

The Company applies the provisions of Statement of Position (“SOP”) No. 97-2, “Software Revenue Recognition,” as amended by Statement of Position 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions” to all transactions involving the sale of software products. Revenue from the license of the Company’s software products is recognized when persuasive evidence of an arrangement exists, the software product has been delivered, the fee is fixed or determinable and collectibility is probable, and, if applicable, upon acceptance when acceptance criteria are specified or upon expiration of the acceptance period. Software revenue was immaterial for fiscal years 2006, 2005 and 2004.

License revenue, which may consist of up-front license fees and long-term royalty payments, is recognized as revenue when earned. There were no license costs or revenues recorded for fiscal years 2006, 2005 and 2004.

The Company entered into an agreement with Global Investments Group (GIG), effective April 3, 2004, for the manufacturing of optical memory cards. In accordance with EITF 00-21, the card manufacturing license, sale and installation of equipment, training, and ongoing support have been accounted for as one unit of accounting, since the Company is unable to determine evidence of the fair value of any of the undelivered items. Accordingly, revenues for the arrangement have been deferred and will be recognized based on the predominant undelivered item, which is the ongoing annual support of the manufacturing equipment over the remainder of the 20-year license period. Pursuant to FTB 90-1, “Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts” revenue will be recognized ratably over the remaining term of the agreement beginning when the equipment is accepted and training has been completed, which date is dependent on GIG providing a facility in Slovenia. The Company also defers direct and incremental expenses associated with building the card manufacturing equipment and with the delivery of other services for which revenue has been deferred, and the Company will recognize these expenses as the Company recognizes the related revenue.

The Company sold a license, effective April 3, 2004, to Global Investments Group (GIG), based in Auckland, New Zealand, for card manufacturing in Slovenia.  This agreement provides for payments to the Company of $14 million for a 20-year license and five-year training support package, followed by $15 million paid $1 million annually for ongoing support for an additional 15 years.  Additionally, the Company is to sell approximately $12 million worth of the required manufacturing equipment and installation support for the new facility to be built by GIG to provide a targeted initial manufacturing capacity of 10 million optical cards annually. As of March 31, 2006, the Company had acquired $5.9 million of this equipment classified as equipment held for resale on its consolidated balance sheet.  The Company has received $20.5 million of payments called for in the agreements, consisting of a partial payment for the equipment and training of $6.5 million and $14 million for the license fee and support. Another approximately $5.9 million is overdue with GIG most recently committing to complete the payment by the end of June. The Company has begun to investigate alternative courses of action should GIG fail to make such payment. For the $20.5 million the Company received, $18.5 million was recorded as advance payments from customer and $2 million for the licensing fee was recorded as deferred revenue, which were both classified as long-term liabilities within the consolidated balance sheets.  In addition to the $41 million discussed above, GIG is to pay the Company royalties for each card produced under the license.  The territories covered by the license include most of the European Union and eastern European regions.  GIG has exclusive marketing rights in certain territories, with performance goals to maintain these rights.  The Company will assign a person on site during the license term to assist with quality, security and operational procedures, with the mutual goal that the facility and the cards made in the facility conform to the Company’s standards.  The Company also retains rights to utilize up to 20% of the new facility capacity as backup and capacity buffer to augment its own card manufacturing facilities in Mountain View, California and at its German subsidiary. The granting of this license to GIG establishes a potential second source supplier of optical memory cards for existing and prospective customers who may request multiple sources for cards.  The agreement contains various elements including a card manufacturing license, sale and installation of equipment, training, and ongoing support, and contingent payments for the sale of materials, and royalty payments for cards manufactured. In accordance with EITF 00-21, the card manufacturing license, sale and installation of equipment, training, and ongoing support have been accounted for as one unit of accounting, since the Company is unable to determine evidence of the fair value of any of the undelivered items. Accordingly, revenues for the arrangement have been deferred and will be recognized based on the predominant undelivered item, which is the ongoing annual support of the manufacturing equipment over the remainder of the 20-year license period beginning when the equipment is accepted and training has been completed, which date is dependent on GIG providing a facility in Slovenia. Pursuant to FTB 90-1, “Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts” this revenue will be recognized ratably over the remaining term of the agreement. The Company also defers direct and incremental expenses associated with building the card manufacturing equipment and with the delivery of other services for which revenue has been deferred, and the Company will recognize these expenses as the Company recognizes the related revenue.

(21.)       Research and Engineering Expenses. Costs related to research, design and development of products are charged to research and engineering expense as incurred. Research and engineering costs include salaries, contractor fees, building and utility costs, and depreciation.

(22.)       Shipping and Handling Costs. Shipping and handling costs are recorded in cost of product sales.

(23.)       Advertising Costs. Advertising costs consist of development and placement costs of the Company’s advertising campaigns and are charged to expense when incurred. Advertising expense was approximately $183,000 for fiscal year 2006 and $189,000 for fiscal year 2005. No advertising costs were incurred in fiscal year 2004.

(24.)       Stock-based Compensation. The Company accounts for its stock-based compensation plans using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” Compensation cost for stock options, if any, is measured by the excess of the quoted market price of the Company’s stock at the date of grant over the amount an employee must pay to acquire the stock. SFAS No. 123, “Accounting for Stock-Based Compensation,” established accounting and disclosure requirements using a fair-value based method of accounting for stock-based employee compensation plans. The following table illustrates the effect on net income (loss) and income (loss) per share as if the Company had applied the fair value recognition provisions of SFAS No. 123 (in thousands except per share amounts):

	Fiscal Year
	2006	2005	2004

Net income (loss), as reported	$794	$(8,901)	$(12,427)

Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effects	105	111	97

Deduct: total stock-based employee compensation determined under fair-value based method for all awards, net of related tax effects	(1,317)	(1,842)	(1,925)
Pro forma net loss	$(418)	$(10,632)	$(14,255)

Basic net income (loss) per common share:
As reported	$0.07	$(0.78)	$(1.15)
Pro forma	$(0.04)	$(0.94)	$(1.32)

Diluted net income (loss) per common share:
As reported	$0.07	$(0.78)	$(1.15)
Pro forma	$(0.04)	$(0.94)	$(1.32)

Shares used in computing basic and diluted pro forma net income (loss) per share:
Basic	11,415	11,362	10,761
Diluted	11,587	11,362	10,761

The Company computed the fair value of each option grant on the date of grant using the Black-Scholes option valuation model with the following assumptions:

	Fiscal Year
	2006	2005	2004

Risk-free interest rate	3.81% to 4.68%	3.65% to 4.08%	2.74% to 3.85%
Average expected life of option	5 to 6 years	5 to 8 years	5 to 8 years
Dividend yield	0%	0%	0%
Volatility of common stock	54%	55%	48% to 50%
Weighted average fair value of option grants	$3.91	$5.38	$8.35

(25.)       Comprehensive Income (Loss). Under SFAS No. 130, “Reporting Comprehensive Income,” comprehensive income (loss) is defined as the changes in equity of an enterprise except for those resulting from stockholders’ transactions. For the fiscal years ended March 31, 2006, 2005 and 2004, comprehensive income (loss) is as follows (in thousands):

	Fiscal Year
	2006	2005	2004

Net income (loss)	$794	$(8,901)	$(12,427)
Net change in cumulative foreign currency translation adjustments	(213)	209	—
Other comprehensive income (loss)	$581	$(8,692)	$(12,427)

(26.)       Recent Accounting Pronouncements. On June 1, 2005, the Financial Accounting Standards Board (FASB) issued Statement No. 154, “Accounting Changes and Error Corrections” (FAS 154), a replacement of APB No. 20, “Accounting Changes and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements.” FAS 154 applies to all voluntary changes in accounting principles and changes the requirements for accounting for and reporting of a change in accounting principle. This statement establishes, that unless impracticable, retrospective application is the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. It also requires the reporting of an error correction which involves adjustments to previously issued financial statements similar to those generally applicable to reporting an accounting change retrospectively. FAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of FAS 154 will have a material impact on its results of operations or financial condition.

In March 2005, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations.” Interpretation No. 47 clarifies that an entity must record a liability for a “conditional” asset retirement obligation if the fair value of the obligation can be reasonably estimated. Interpretation No. 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. Interpretation No. 47 is effective no later than the end of the fiscal year ending after December 15, 2005. The Company’s adoption in the fourth quarter of fiscal year 2006 did not have a material impact on its results of operations or financial condition.

On October 22, 2004, the American Jobs Creation Act of 2004 (the “Act”) was signed into law. The Act contains numerous changes to U.S. tax law, both temporary and permanent in nature, including a potential tax deduction with respect to certain qualified domestic manufacturing activities, changes in the carryback and carryforward utilization periods for foreign tax credits and a dividend received deduction with respect to accumulated income earned abroad. The new law could potentially have an impact on the Company’s effective tax rate, future taxable income and cash and tax planning strategies, amongst other affects. In December 2004, the FASB issued Staff Position No. 109-1 (“FSP 109-1”), “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004” and Staff Position No. 109-2 (“FSP 109-2”), “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004.” FSP 109-1 clarifies that the manufacturer’s tax deduction provided for under the Act should be accounted for as a special deduction in accordance with SFAS No. 109 and not as a tax rate reduction. FSP 109-2 provides accounting and disclosure guidance for the repatriation of certain foreign earnings to a U.S. taxpayer as provided for in the Act. Currently, there are no material foreign earnings to consider. Accordingly, the Company has not adjusted its income tax expense or deferred tax liability to reflect the tax impact of any repatriation of non-U.S. earnings it may make.

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment” to revise SFAS No. 123, “Accounting for Stock-Based Compensation” and supersede APB Opinion No. 25, “Accounting for Stock Issued to Employees” and its related implementation guidance. It requires companies to recognize their compensation costs related to share-based payment transactions in financial statements. These costs are to be measured based on the fair value of the equity or liability instruments issued. The Company will apply SFAS No. 123R in the first quarter of the fiscal year ending March 31, 2007. Based on options outstanding as of March 31, 2006, the Company expects the adoption of SFAS No. 123R to result in a pre-tax expense of approximately $2 million for fiscal year 2007. This amount will vary depending on the number of option shares granted, the price of the stock at the time of option grant, and other variables used in the Black-Scholes model.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets — an Amendment of APB Opinion No. 29,” which eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 will be effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company is currently evaluating SFAS No. 153 and does not expect the adoption will have a material impact on its results of operations or financial condition.

 In November 2004, the FASB issued SFAS No. 151, “Inventory Costs — an Amendment of ARB No. 43, Chapter 4,” which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage) be recognized as current period charges. In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 will be effective for inventory costs incurred in fiscal years beginning after June 15, 2005. The Company continues to evaluate the impact of SFAS No. 151 to its overall result of operations or financial condition. Management expects no material impact from this new pronouncement on the results of our operations or financial condition.

(27.)       Indemnification. The Company’s major sales agreements provide remedies to customers, such as defense, settlement, or payment of judgment for intellectual property claims related to the use of the Company’s products. The Company also has indemnified various vendors for certain potential claims. The Company has also entered into indemnification agreements with its directors and officers and the Company’s bylaws contain similar indemnification obligations. To date, there have been no claims made under such indemnifications and as a result the associated estimated fair value of the liability is not material. The Company is required to indemnify the investors in the Company's December 2003 financing from any third party claim based upon any untrue statement or alleged untrue statement of a material fact contained in the Registration Statement covering the resale of the shares purchased by such investors, or any failure by the Company to fulfill any undertaking included in the Registration Statement.

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

The reconciliation of the denominators of the basic and diluted net income (loss) per share computation for the fiscal years ended March 31, 2006, 2005 and 2004 is shown in the following table (in thousands, except per share data):

	Fiscal Year
	2006	2005	2004

Net income (loss)	$794	$(8,901)	$(12,427)

Basic net income (loss) per share:
Weighted average common shares outstanding	11,415	11,362	10,761

Basic net income (loss) per share	$0.07	$(0.78)	$(1.15)

Diluted net income (loss) per share:
Weighted average common shares outstanding	11,415	11,362	10,761
Weighted average common shares from stock option grants	172	—	—
Weighted average common shares and common stock equivalents outstanding	11,587	11,362	10,761

Diluted net income (loss) per share	$0.07	$(0.78)	$(1.15)

Stock options having an exercise price greater than the average market value for profitable periods are excluded from the calculation of diluted net income per share, as their effect would be antidilutive. Therefore, stock options to purchase 1,554,000 shares were excluded from the calculation of diluted net income per share for the fiscal year ended March 31, 2006. As the effect of common stock equivalents would be antidilutive since the Company incurred a loss in fiscal years ended March 31, 2005 and 2004, all stock options and warrants were excluded from the calculation of diluted net loss per share for those fiscal years.

4.	Segments

Segment Reporting.

The Company operates in three reportable segments: (1) optical memory cards, (2) optical memory card drives, including read/write drives, maintenance and related accessories (“optical card drives”) and (3) specialty cards and card printers. The segments were determined based on the information used by the chief operating decision maker. The optical memory cards and optical card drives reportable segments are not strategic business units which offer unrelated products and services; rather these reportable segments utilize compatible technology and are marketed jointly. Specialty cards and printers, which was acquired on March 31, 2004, is a strategic business unit offering at times unrelated products and at times related products with the other reportable segments.

The accounting policies used to derive reportable segment results are the same as those described in the "Summary of Significant Accounting Policies." Resources are allocated to the optical memory card and optical card drive segments in a manner that optimizes optical memory card revenues and to the specialty card and printers segment in a manner that optimizes consolidated income as determined by the chief operating decision maker. Segment revenues are comprised of sales to external customers. Segment gross profit (loss) includes all segment revenues less the related cost of sales. Accounts receivable, cash, deferred income taxes, prepaid expenses, fixed assets and inventory are not separately reported by segment to the chief operating decision maker. Therefore, the amount of assets by segment is not meaningful. There are no inter-segment sales or transfers. All of the Company’s long-lived assets are attributable to the United States except for $5.5 million in fiscal year 2006 and $5.6 million in fiscal year 2005 that are attributable to the operations in Germany.

The Company's chief operating decision maker is currently the Company's Chief Executive Officer. The chief operating decision maker reviews financial information presented on a consolidated basis that is accompanied by disaggregated information about revenues and gross profit (loss) by segment.

The table below presents information for optical memory cards, optical card drives and specialty cards and card printers for the fiscal years ended March 31, 2006, 2005 and 2004 (in thousands):

	Fiscal Year Ended March 31, 2006
	Optical Memory Cards	Optical Card Drives	Specialty Cards & Card Printers	Segment Total
Revenues	$28,200	$985	$10,672	$39,857
Cost of product sales	15,093	1,739	7,972	24,804
Gross profit (loss)	13,107	(754)	2,700	15,053
Depreciation and amortization expense	1,517	137	292	1,946

	Fiscal Year Ended March 31, 2005
	Optical Memory Cards	Optical Card Drives	Specialty Cards & Card Printers	Segment Total
Revenues	$17,364	$933	$10,235	$28,532
Cost of product sales	12,803	2,087	7,723	22,613
Gross profit (loss)	4,561	(1,154)	2,512	5,919
Depreciation and amortization expense	1,505	159	266	1,930

	Fiscal Year Ended March 31, 2004
	Optical Memory Cards	Optical Card Drives	Segment Total
Revenues	$13,379	$3,448	$16,827
Cost of product sales	9,965	3,039	13,004
Gross profit	3,414	409	3,823
Depreciation and amortization expense	1,207	179	1,386

The following is a reconciliation of segment results to amounts included in the Company’s consolidated financial statements for the fiscal years ended March 31, 2006, 2005 and 2004 (in thousands):

	Fiscal Year Ended March 31, 2006
	Segment Total	Other (a)	Total
Revenues	$39,857	$—	$39,857
Cost of product sales	24,804	—	24,804
Gross profit	15,053	—	15,053
Depreciation and amortization expense	1,946	569	2,515

	Fiscal Year Ended March 31, 2005
	Segment Total	Other (a)	Total
Revenues	$28,532	$12	$28,544
Cost of product sales	22,613	24	22,637
Gross profit (loss)	5,919	(12)	5,907
Depreciation and amortization expense	1,930	710	2,640

	Fiscal Year Ended March 31, 2004
	Segment Total	Other (a)	Total
Revenues	$16,827	$136	$16,963
Cost of product sales	13,004	153	13,157
Gross profit (loss)	3,823	(17)	3,806
Depreciation and amortization expense	1,386	737	2,123

(a)	Other depreciation and amortization expense represents amounts charged to selling, general and administrative and research and engineering.

Sales by Geographic Region. Sales by geographic region are generally determined based upon the ship-to address on the invoice. Revenues by geographic region are as follows (in thousands):

	Fiscal Year
	2006	2005	2004

United States	$11,011	$7,900	$8,461
Italy	12,547	7,617	3,720
Germany	5,123	4,820	7
Europe, other	4,568	4,411	49
Canada	2,068	1,902	4,177
Middle East and Africa	3,499	1,397	478
Asia	405	280	39
Rest of world	636	217	32
	$39,857	$28,544	$16,963

In fiscal years 2006 and 2005, sales to customers outside the United States in the amount of $18.5 million and $10.9 million respectively were denominated in U.S. dollars and $10.4 million and $9.7 million respectively were denominated in euros. In fiscal year 2004, sales to customers outside the United States were denominated in U.S. dollars.

5.	Related-Party Transactions

Since October 21, 2001, the Company contracted with Wexler & Walker Public Policy Associates, a unit of Hill and Knowlton, Inc., (“Wexler”) to be lobbyists on behalf of the Company. The Chairman of Wexler is Robert S. Walker, a brother of Walter F. Walker, member of the Company’s Board of Directors. In October 2002, the agreement was extended for the period October 1, 2002 through September 2003 or until terminated upon seven days’ notice. The extended agreement provides for a monthly retainer of $10,000 and a purchase order dated November 12, 2004 valid through April 29, 2005 with the same terms and conditions of the previous agreement. In addition, there is another purchase order dated February 25, 2005 in the total of $35,000 to cover the consulting services for the period from January 2005 to April 2005. The purchase order was extended from May 2005 through July 2006 in the aggregate amount of $125,000. The Company paid Wexler $142,082 during fiscal year 2006, $206,000 during fiscal year 2005, and $151,000 during fiscal year 2004. As of March 31, 2006, $10,012 was due to Wexler and is included as part of current liabilities in the accompanying consolidated balance sheets.

6.	Common Stock

2004 Equity Incentive Compensation Plan (the “2004 Plan”): In October 2004, the Company’s shareholders approved 2004 Equity Incentive Compensation Plan, which replaced the existing 1994 Stock Option Plan. The 2004 Plan provides for the grant of restricted share awards, options, stock units and stock appreciation rights, any of which may or may not require the satisfaction of performance objectives, with respect to shares of our common stock to directors, officers, employees and consultants of the Company and its subsidiaries. The 2004 Plan is administered by the Compensation Committee of the Board of Directors, which has complete discretion to select the participants and to establish the terms and conditions of each award, subject to the provisions of the 2004 Plan. Options granted under the 2004 Plan may be “incentive stock options” as defined in Section 422 of the Internal Revenue Code of 1986, as amended, or the Code or nonqualified options. A total of 2,365,432 shares of Common Stock were reserved for issuance under the 2004 Plan as of March 31, 2006. If any award granted under the 2004 Plan is forfeited or expires for any reason, then the shares subject to that award will once again be available for additional awards. If any outstanding option under the 1994 Plan expires or terminates for any reason without having been exercised in full, then the unpurchased shares subject to that option will be available for additional awards under the 2004 Plan. Under the 2004 Plan, the exercise price of incentive stock options may not be less than 100% of the fair market value of the Common Stock as of the date of grant (110% of the fair market value if the grant is to an employee who owns more than 10% of the total combined voting power of all classes of the Company’s capital stock). The Code currently limits to $100,000 the aggregate value of Common Stock for which incentive stock options may become exercisable in any calendar year under the 2004 Plan or any other option plan adopted by the Company. Nonstatutory stock options may be granted under the 2004 Plan at an exercise price of not less than 100% of the fair market value of the Common Stock on the date of grant. There is no limitation on the amount of common stock to which nonstatutory grants may first become exercisable in any calendar year. Repricing a stock option or stock appreciation right is not permitted without shareholder approval. Subject to the limitations contained in the 2004 Plan, the Committee sets the terms of each option grant. Any options that were not exercisable on the date of termination of employment immediately terminate at that time. Options granted under the 2004 Plan may not be exercised more than 10 years after the date of grant (five years after the date of grant if the grant is an incentive stock option to an employee who owns more than 10% of the total combined voting power of all classes of the Company’s capital stock). The Board of Directors specifies the term of options and the vesting schedule for exercise of options. No options were granted to consultants during fiscal years 2006, 2005, or 2004. As of March 31, 2006, 421,759 shares were available for future issuance under the 2004 Plan.

In addition, as of March 31, 2006, 120,000 shares of stock have been reserved outside of the Company’s Stock Option Plan, for stock options issued under Nasdaq Rule No. 4350(i)(1)(A), in connection with the CCD-C&M acquisition. As an inducement to join the Company, each of six key employees of the acquired companies were granted non-statutory stock options on March 31, 2004 with a term of five years to purchase 20,000 common shares.

The following table lists stock option activity from March 31, 2003 through March 31, 2006:

	Options		Weighted
	Available	Outstanding	Average
	for Grant	Options	Exercise Price

Balance March 31, 2003	218,804	2,059,798	$ 13.25
Granted	(35,000)	155,000	$ 14.43
Exercised	—	(145,147)	$ 10.34
Expired	40,592	(40,592)	$ 15.12
Balance March 31, 2004	224,396	2,029,059	$ 13.51
Authorized	300,000	—
Granted	(69,000)	69,000	$ 9.52
Exercised	—	(10,300)	$ 10.68
Expired	20,475	(20,475)	$ 15.47
Balance March 31, 2005	475,871	2,067,284	$ 13.37
Authorized	315,000	—
Granted	(468,800)	468,800	$ 7.18
Exercised	—	(372,723)	$ 12.02
Expired	99,688	(99,688)	$ 12.07
Balance March 31, 2006	421,759	2,063,673	$ 12.27

The following table summarizes information about stock options outstanding at March 31, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at March 31, 2006	Weighted-Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable at March 31, 2006	Weighted- Average Exercise Price

$ 6.04 - $7.05	395,567	9.1 years	$ 6.06	5,467	$ 7.05
$ 7.50 - $10.91	235,867	3.9 years	$ 9.90	220,867	$ 9.99
$10.99 - $12.69	397,168	2.4 years	$ 11.72	385,918	$ 11.74
$13.06 - $15.34	623,821	5.1 years	$ 13.94	497,611	$ 13.93
$16.30 - $22.75	411,250	5.7 years	$ 17.60	337,750	$ 17.43
Totals	2,063,673			1,447,613

Employee Stock Purchase Plan. The Company has an Employee Stock Purchase Plan (Stock Purchase Plan), under which 61,517 shares are reserved as of March 31, 2006 for future purchases by employees. Under the Stock Purchase Plan, eligible employees may designate from 2% to 6% of their compensation to be withheld for the purchase of shares of common stock at 67% of a trailing average price. The differential between fair market value and the average price of the shares sold under the Stock Purchase Plan is charged to operations as a compensation expense and is taxed to the employee as income. Under the Stock Purchase Plan, employees purchased 25,961 shares for fiscal year 2006, 26,730 shares for fiscal year 2005 and 20,253 shares for fiscal year 2004. The weighted average purchase price per share was $6.53 for fiscal year 2006, $5.89 for fiscal year 2005 and $9.38 for fiscal year 2004. The weighted average market price per share for shares purchased was $11.26 for fiscal year 2006, $9.13 for fiscal year 2005 and $14.19 for fiscal year 2004.

Other Employee Benefit Plan:

401(k) Plan. The 401(k) Plan provides participating employees with an opportunity to accumulate funds for retirement. The Company’s contribution to this Plan will not exceed the lesser of: (a) 25% of the maximum employee contribution allowed by IRS, (b) 25% of an employee’s contribution, or (c) 1.5% of an employee’s eligible earnings. The company contributed $73,000, $59,000, and $28,000 for fiscal years 2006, 2005, and 2004, respectively.

7.	Commitments and Contingencies

Lease. The Company occupies its buildings under various operating leases. Rent expense relating to these buildings was approximately $1.5 million for fiscal year 2006, approximately $1.5 million for fiscal year 2005 and approximately $1.1 million for fiscal year 2004. As of March 31, 2006, future minimum rental payments relating to these leases are (in thousands):

Fiscal Year
2007	$1,164
2008	1,054
2009	998
2010	1,382
2011	1,415
Thereafter	4,196
Total	$10,209

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

Purchase Commitment. The Company purchases services, software, manufacturing equipment and facilities from a variety of vendors. As of March 31, 2006, the Company has non-cancelable purchase orders of $1.7 million for raw materials which will be delivered over 12 months.

Product Warranties. The Company estimates its warranty costs based on historical warranty claim experience and applies this estimate to the revenue stream for products under warranty. The Company’s product warranty claims are settled through the returns of defective products and the shipment of replacement products. Warranty returns were included in the allowance for sales returns, based on historical returns, prior to fiscal year 2006. The warranty returns were immaterial for fiscal years 2005 and 2004. For the current fiscal year, the Company has reclassified warranty returns as a part of other accrued liabilities. Warranty reserve is reviewed quarterly to verify that it properly reflects the remaining obligations based on the anticipated returns over the balance of the obligation period. Adjustments are made when actual return claim experience differs from estimates. As of March 31, 2006 and 2005, the warranty reserves were $648,000 and $132,000, respectively and are included as part of other accrued liabilities in the consolidated balance sheets.

In the normal course of business, the Company is subject to various claims and assertions. In the opinion of management, the ultimate disposition of such claims and assertions will not have a material adverse impact on the financial position of the Company.

8.	Income Taxes

The provision for income taxes for fiscal year 2006, 2005 and 2004 consists of the following (in thousands):

	Fiscal Year
	2006	2005	2004
Current:
Federal	$139	$109	$—
State	261	3	3
Foreign	72	27	—
	472	139	3
Deferred:
Federal	—	—	6,552
State	—	—	534
Foreign	(29)	—	—
	(29)	—	7,086
Income tax expense	$443	$139	$7,089

The Company’s effective tax rate differs from the statutory rate as follows:

	Fiscal Year
	2006		2005		2004
Tax reconciliation:
Federal statutory rate	34%		(34%	)	(34%	)
State tax, net of federal benefit	(3%	)	(6%	)	—
Foreign provision differential	(2%	)	2%		—
Alternative minimum tax	3%		2%		—
Change in valuation allowance	7%		38%		166%
Other	(3%	)	—		—
	36%		2%		132%

The major components of the net deferred tax asset/(liability) as of March 31 are as follows (in thousands):

	Fiscal Year
	2006	2005
Deferred tax asset:
Net operating loss carryforwards:
Federal	$7,513	$9,255
Tax credits	803	738
Advance payments from customers and deferred revenue	8,230	6,031
Reserves and accruals not currently deductible for tax purposes	1,022	862
Depreciation	803	759
Other	1,102	906
Total deferred tax asset	19,473	18,551
Valuation allowance	(19,328)	(18,426)
Net deferred tax asset	145	125
Deferred tax liability:
German operations	(568)	(641)
Capitalized patent costs	(145)	(125)
Total deferred tax liability	(713)	(766)
Net deferred tax liability	$(568)	$(641)

The fiscal year 2004 acquisition of Challenge Card Design GmbH resulted in a deferred tax liability of $568,000 at March 31, 2006 and $641,000 at March 31, 2005.

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

Significant management judgment is required in determining the provision for income taxes and, in particular, any valuation allowance recorded against the Company’s deferred tax assets. The Company determined in fiscal year 2004 that due to the Company’s recent cumulative tax loss history for the previous three-year period, income statement loss history over the previous five quarters, and the difficulty in forecasting the timing of future revenue as evidenced by the deviations in achieved revenues from expected revenues during the previous few quarters and taking into account the newness of certain customer relationships, that it was necessary to increase the valuation allowance under SFAS No. 109 to the full amount of the deferred tax asset. As a result, the Company determined that a full valuation allowance was required to net against its deferred tax assets in fiscal year 2004 and increased the existing allowance by $2.4 million to $14.8 million. In addition, the Company increased its valuation allowance against its deferred tax asset in the amount of $0.9 million during fiscal year 2006 and $3.7 million during fiscal year 2005.

The Company's federal net operating loss carryforwards as of March 31, 2006 of $22.1 million will expire at various dates from 2008 through 2024, if not utilized. The tax effect of this amount is reflected above as federal net operating loss carryforwards totaling $7.5 million. Of this amount, $6.3 million, representing tax benefits relating to stock-based compensation programs, will be credited to stockholders’ equity to the extent the Company concludes that it is more likely than not that this amount will be realized. Federal tax credits in the amount of $539,000 for alternative minimum taxes have no expiration. Federal tax credits in the amount of $238,000 will expire on various dates from 2013 through 2025, if not utilized. California tax credits in the amount of $26,000 have no expiration date.

The Company's methodology for determining the realizability of its deferred tax assets involves estimates of future taxable income; the estimated impact of future stock option deductions; and the expiration dates and amounts of net operating loss carryforwards. These estimates are based on near-term projections and assumptions which management believes to be reasonable. For recent prior periods through second quarter fiscal year 2004, the Company had been estimating future taxable income from its core business, which assumed on-going business under the U.S. government subcontract for Permanent Resident Cards (Green Cards) and Laser Visa Border Crossing Cards and the Canadian government’s Permanent Resident Card program, as well as estimated operating expenses to support that level of business, as offset by the estimated impact of future stock option deductions. Starting with the third quarter of fiscal year 2004, the Company estimated future taxable income based upon its expectations for the current and next three years because this past core business has not proven to be as stable as the Company had believed it to be and because this past core business is expected to represent an increasingly smaller part of the business. This is because the Company expected revenues from these U.S. programs to stabilize at revenue levels lower than had been expected in the past and because the Company expects new foreign business, which has fluctuated considerably quarter to quarter, to comprise a larger portion of the core business. The Company has had difficulty in the past, and expects to have continued difficulty in the future, in reliably forecasting its foreign business and the revenue to be received from it. This, in combination with the anticipated three-year cumulative tax loss for the period ended March 31, 2004, resulted in the Company basing its estimates of future income for these purposes to booked orders only. As circumstances change, the Company may in the future be able to revert back to estimating future revenue based upon its forecast revenues rather than only using booked orders, although the Company cannot say when this will occur.

In concluding that a valuation allowance was required at the end of fiscal year 2004 and is still required at the end of fiscal year 2006, the Company considered both the positive and negative evidence regarding its ability to generate sufficient future taxable income to realize its deferred tax assets. Positive evidence included having achieved profitability for financial reporting purposes from fiscal year 1999 through fiscal year 2003. Other positive evidence included (1) the level of sales and business experienced under the contract with the Canadian government’s Permanent Resident Card program; (2) prospects in Italy and a Middle Eastern country for national identification card programs; (3) the heightened interest in border security initiatives following the events of September 11, 2001; and (4) expected future orders. Negative evidence included (1) the Company’s reliance on a limited number of customers for a substantial portion of its business; (2) the uncertainty in timing of anticipated orders from customers; (3) the impact of future stock option deductions on taxable income; (4) recent experience of net operating loss carryforwards expiring unused through fiscal year 2004; (5) the financial statement loss for the fourth quarter of fiscal year 2003 through the first two quarters of fiscal year 2006; and (6) the prior three years’ cumulative tax net operating losses. In weighing the positive and negative evidence above, the Company considered the “more likely than not” criteria pursuant to SFAS No. 109 as well as the following risks: “dependence on VARs and on a limited number of customers,” “lengthy sales cycles,” “technological change,” and “competition”. As described above, the Company concluded that the negative evidence outweighed the positive evidence and as a result increased the valuation allowance to be equal to the full amount of the deferred tax asset as of March 31, 2005 and again at March 31, 2006.

In the event that actual results differ from these estimates or that these estimates are adjusted in future periods, the Company may need to adjust the amount of the valuation allowance based on future determinations of whether it is more likely than not that some or all of its deferred tax assets will be realized. A decrease in the valuation allowance would be recorded as an income tax benefit or a reduction of income tax expense or a credit to stockholders’ equity. The Company’s net operating losses available to reduce future taxable income expire on various dates from fiscal year 2008 through fiscal year 2024. To the extent that the Company generates taxable income in jurisdictions where the deferred tax asset relates to net operating losses that have been offset by a full valuation allowance, the utilization of these net operating losses would result in the reversal of the related valuation allowance.

9.	Issuance of Stock, Options and Warrants

In December 2003, the Company issued and sold 791,172 shares of common stock, options to purchase 122,292 shares of common stock and warrants to purchase 174,057 shares of common stock for an aggregate purchase price of $10.1 million in a private placement. The Company received net proceeds of $9.4 million (net of fees and expenses). The purchase price of the common stock was $12.76 per share, which was at a 15% discount from the five-day average price as of December 23, 2003. The options had an exercise price of $16.51 per share and a nine-month life. The warrants have an exercise price of $17.26 per share and a life of five years. The options and warrants were valued at $245,000 and $984,000, respectively, based on a Black-Scholes calculation as of December 23, 2003 and pursuant to the provisions of EITF Issue No. 00-19,“Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock,” (EITF 00-19) were recorded at those values in short-term and long-term liabilities. The balance of the net proceeds was accounted for as additional paid-in capital. Under EITF 00-19, the Company marks-to-market the fair value of the options and warrants at the end of each accounting period. At December 31, 2003, this resulted in options and warrants valued at $195,000 and $916,000, respectively. The decrease in the valuation of the options and warrants, between December 23, 2003 and December 31, 2003, of $118,000 was recorded as other income in the accompanying consolidated statements of operations and resulted from a decrease in the Company’s stock price. On February 6, 2004, the Company and the investors entered into an amendment to their original agreement that resulted in the reclassification of the options and warrants to equity. The amendment clarified that the options and warrants granted in the financing may be exercised at a time when a registration statement covering the resale of the underlying shares is not effective or available and that in such instance the Company would deliver to the investors shares of common stock whose resale is not currently registered. On the effective date of the amendment, the option and warrant value was reclassified to equity as additional paid-in capital. As a result of the increase in the value of the options and warrants from December 31, 2003 to the amendment date due to increases in the Company’s stock price, the Company recognized an expense of $211,000 which is included in other expense in the consolidated statements of operations for the fourth quarter of fiscal year 2004. The Company is subject to certain indemnity provisions included in the stock purchase agreement entered into as part of the financing in connection with its registration of the resale of the common stock issued and issuable in the financing. Morgan Keegan & Company, Inc. acted as the Company's placement agent for this transaction and was granted warrants to purchase 15,824 shares of common stock. The option to purchase 122,292 shares of common stock expired on September 30, 2004.

10.	Stock Repurchases

On August 2, 2004, the Company’s Board of Directors approved a 350,000 share repurchase program pursuant to which the Company could make open market or privately negotiated repurchase transactions for up to an aggregate of $3 million for a four-month period beginning August 2, 2004 and ending December 1, 2004. During fiscal year 2005, the Company repurchased 91,630 shares of common stock in the open market amounting to $655,000 at an average price of $7.15 per share.

11.	Acquisition

On March 31, 2004, the Company completed its acquisition of 100% of two related German card companies, Challenge Card Design Plastikkarten GmbH of Rastede, Germany and cards & more GmbH of Ratingen, Germany (collectively, the Acquired German Entities), including their sales operations in the USA and Korea. The Company purchased the shares of the Acquired German Entities from their five shareholders (the Shareholders) and purchased the intangible assets of the USA sales operation from a partnership comprised of the Shareholders. In the acquisition transaction, the Company agreed to assume approximately 0.5 million euros of debt and to pay approximately 4.75 million euros in cash, consisting of approximately 2.25 million euros payable at closing and the remaining approximately 2.5 million euros payable to the shareholders of the Acquired German Entities in five equal annual installments for the business and certain assets. The acquisition agreement specified that the purchase price be adjusted based upon other assets purchased and additional liabilities assumed. This resulted in a reduction in the purchase price of approximately 0.4 million euros as of March 31, 2004. This purchase price was determined by negotiation between the Company and the Shareholders, taking into account such matters as the value of the tangible assets and the going concern value of the business operations of the Acquired German Entities. Four of the Shareholders entered into new employment agreements with the Acquired German Entities while the fifth Shareholder, who is resident in the U.S., entered into an employment agreement with registrant. In addition to salaries, these employment agreements provide for commission based upon the results of operations of the Acquired German Entities which could be as much as 3.75 million euros over the next four years. The Company used a portion of its available cash to fund the acquisition. The Shareholders had no previous material relationship with the Company or its affiliate or subsidiaries, although the Company did substantial business with the Acquired German Entities during recent years. One of the Acquired German Entities owns a plant in Rastede, Germany together with associated equipment which it has used to manufacture plastic cards featuring contactless IC chip technology and high resolution printing. The Company intends to continue to use the facility and equipment to produce such cards as well as to enhance the facility to produce LaserCard® optical memory cards.

On January 6, 2005, a $2.2 million (1.6 million euros) payment was made to the former shareholders (currently Managing Directors) of the Acquired German Entities to settle in large part a loan related to the acquisition. As of March 31, 2005, the outstanding balance of $203,000 (150,000 euros) was maintained by the Company in case the known contingent claim or other unknown claims develop into actual claims. The payment was approved on December 2, 2004 by the Company’s Board of Directors.

The primary reasons for the acquisition were to provide the Company with (1) a strong card manufacturing base to serve the European, Middle Eastern, African and Asian markets; (2) additional production capacity of up to 20 million advanced-technology cards per year; (3) an expanded product line; namely, contact IC chip cards, contactless RFID cards, magnetic stripe cards and color thermal printers for printing on cards; and (4) future cooperation in developing and marketing advanced, secure optical card solutions.

Goodwill is derived when the purchase price is greater than the value of the tangible and intangible assets acquired less the liabilities assumed. Factors that contributed to a purchase price that resulted in goodwill were (1) the assembled workforce, in particular the managing directors of the acquired companies; (2) the proximity of the managing directors to the target customer base; and (3) the ability of the managing directors to use their skills and specific know-how to enhance the Company's product offerings in the advanced technology card marketplace. Goodwill resulting from the purchase price allocation in the amount of $3.3 million was recorded as a result of the acquisition. Goodwill is not expected to be deductible for income tax purposes.

An intangible asset for backlog in the amount of $29,000 was recorded as a result of the acquisition. This was amortized as the backlog was shipped, which period was six months. There were no other amortizable intangible assets recorded.

The results of operations of the acquired entities from the acquisition date to fiscal year 2004 year-end have not been included in the Company's 2004 operating results, as the acquisition occurred at the end of the Company's fiscal year and the acquired entities' results during this period were not material. The cost of the acquired entities totaled $5.3 million, comprised of $3.1 million paid up-front plus future payments specified in the purchase agreement with a net present value of $2.2 million.

The total purchase price of $5.3 million has been allocated to the net assets acquired based on estimated fair values as follows (in thousands):

Current assets	$4,577
Property and equipment	2,094
Goodwill and other intangibles	3,840
Total assets acquired	10,511

Current liabilities	(4,891)
Long-term debt	(369)
Total liabilities assumed	(5,260)

Net assets acquired	$5,251

Cash paid	$3,101

Future payments accrued	2,150

Total purchase price	$5,251

Pro-Forma Financial Information. Pro-forma financial information for the impact of the acquisition on the Company’s consolidated results of operations has not been presented as the Acquired German Entities were foreign entities who did not prepare financial statements in accordance with United States Generally Accepted Accounting Principles (U.S. GAAP). Reported revenues, excluding sales to the Company, for fiscal year 2004 for the entities on a local GAAP basis was $10.4 million (unaudited). On a local GAAP basis, which management believes does not materially differ from U.S. GAAP, results of operations of the acquired entities would not be material to the Company’s consolidated results of operations.

LASERCARD CORPORATION AND SUBSIDIARIES
SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
(In thousands, except per share amounts)

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Fiscal year 2006:
Total revenues	$6,994	$8,699	$10,077	$14,087
Cost of product sales	5,154	6,206	5,890	7,554
Gross Profit	1,840	2,493	4,187	6,533
Net income (loss)	(1,694)	(564)	1,154	1,898
Net income (loss) per share:
Basic	$(0.15)	$(0.05)	$0.10	$0.16
Diluted	$(0.15)	$(0.05)	$0.10	$0.15

Weighted average number of common and common equivalent shares:
Basic	11,345	11,355	11,375	11,584
Diluted	11,345	11,355	11,577	12,251

Fiscal year 2005:
Total revenues	$8,710	$7,773	$6,282	$5,779
Cost of product sales	6,366	5,842	5,477	4,952
Gross Profit	2,344	1,931	805	827
Net loss	(1,544)	(1,521)	(2,841)	(2,995)
Net loss per share:
Basic and Diluted	$(0.14)	$(0.13)	$(0.25)	$(0.26)

Weighted average number of common and common equivalent shares:
Basic and Diluted	11,407	11,368	11,314	11,340

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no disagreements with our accountant on accounting and financial disclosure.

ITEM 9A.	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met.  Our disclosure controls and procedures have been designed to meet, and management believes that they meet, reasonable assurance standards.  Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based on their evaluation as of the end of the period covered by this Form 10-K, our Chief Executive Officer and Chief Financial Officer have concluded that, subject to the limitations noted above, as of such dates, our disclosure controls and procedures were effective at the reasonable assurance level.

(b) Management’s Annual Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, which is designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements. Management assessed the effectiveness of our internal control over financial reporting as of March 31, 2006. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on the assessment using those criteria, management concluded that, as of March 31, 2006, our internal control over financial reporting is effective.

(c) Attestation Report of the Registered Public Accounting Firm. Our independent registered public accountants, Odenberg Ullakko Muranishi & Co., LLP, audited the consolidated financial statements included in this Annual Report on Form 10-K and have issued an audit report on management’s assessment of our internal control over financial reporting as well as on the effectiveness of our internal control over financial reporting. Each of the reports on the audit of internal control over financial reporting and the report on the audit of the consolidated financial statements appear elsewhere in this Annual Report on Form 10-K

(d) Changes in Internal Control over Financial Reporting. There were no significant changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of fiscal year 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

A.	Directors and Executive Officers

The current members of the board of directors and executive officers of the Company are as follows:

		Officer or
		Director
Name	Age	Since	Position with Registrant and, If Different, Principal Occupation

Richard M. Haddock	54	1997
Director (since 2001) and Chief Executive Officer (since November 2004) and President (since September 2005). Previously Co-Chief Executive Officer from August 2003 through November 2004 and President and Chief Operating Officer from 1997 through November 2003.

Christopher J. Dyball	55	1992
Director (since 2001) and Chief Operating Officer (since November 2004). Formerly President from November 2004 through September 2005, Co-Chief Executive Officer from August 2003 through November 2004 and Executive Vice President from 1992 through November 2003.

Steven G. Larson	56	1987	Vice President of Finance, Treasurer and Assistant Secretary of LaserCard Corporation.

Stephen D. Price-Francis	59	2004
Vice President of Business Development (since November 2004) of LaserCard Corporation. Previously Director of Business Development since 1999. Member of the Board of Directors, North American Security Products Organization; Past president, Advanced Card Technology Association of Canada (ACT Canada).

Arthur H. Hausman	82	1981
Director. Private investor. Retired Chairman, President and Chief Executive Officer of Ampex Corporation (manufacturer of professional audio-video systems, data/memory products and magnetic tape). Director of CalAmp Corp. (since 1987) (direct broadcast satellite product).

Donald E. Mattson	73	2005	Director. Private investor. Retired Senior Vice President and Chief Operating Officer of InVision Technologies, an explosives detection systems manufacturer, until its acquisition by GE.

Dan Maydan	70	1998
Director. President Emeritus (since April 2003), Board of Trustees of PAMF (Palo Alto Medical Foundation) since 2003, Board of Directors of Infinera (a private, optical communication systems company) since 2001, Board of Directors of Ponte Solutions (a private, Semi Conductor Company) since 2004, formerly Director and President of Applied Materials, Inc. (semiconductor manufacturing equipment). Director of Electronics for Imaging, Inc. (software). Member of the National Academy of Engineering.

Albert J. Moyer	62	2005
Director. Private investor. Retired Executive Vice President and Chief Financial Officer of QAD Inc. (a publicly held software company and subsequently served as consultant to QAD). Previously Director of QAD, Inc. from 2000 - 2005, Collectors’ Universe (collectibles markets), Inc. (since 2003), CalAmp Corp. (direct broadcast satellite products) (since 2004) and Virco Manufacturing Corp. (a leading supplier of education furniture) (since 2004).

Walter F. Walker	51	1999
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

B.	Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors, executive officers and beneficial owners of more than 10% of the Company's common stock to file with the Securities and Exchange Commission (SEC) initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. The Company typically files these reports on behalf of its directors and officers, based on information provided by them. The Company believes, based on its review of Forms 3, 4, 5, if any, and periodic written representations from reporting persons, that all other officers, directors and holders of more than 10% of the Company's common stock complied with all Section 16(a) filing requirements for the 2006 fiscal year. The Company’s website at www.lasercard.com contains copies of the fiscal year 2006 and subsequent filings of Forms 3, 4 and 5 related to beneficial ownership by the Company’s directors and executive officers and the SEC’s EDGAR database website at www.sec.gov/cgi-bin/browse-edgar?action=getcompany&CIK=30140&owner=only contains this information as soon as it is posted by the SEC.

C.	Audit Committee

The members of the Audit Committee of the Board of Directors are four non-employee directors, Albert J. Moyer, Arthur H. Hausman, Walter F. Walker, and Donald E. Mattson each of whom has been determined to be independent in accordance with the rules of The Nasdaq Stock Market and the Securities and Exchange Commission. Messr. Moyer is an “audit committee financial expert” as defined by the Securities and Exchange Commission.

D.	Code of Ethics

The Company has adopted a code of ethics that applies to all Company employees. A copy of this code of ethics is accessible free of charge on the Company’s Internet website for investor relations (www.lasercard.com). Information contained on the Company’s website is not part of this report.

ITEM 11.	EXECUTIVE COMPENSATION

A.	Compensation of Executive Officers

The Summary Compensation table below discloses the total compensation awarded to, earned by, or paid to each of the four persons who have served as the Company's executive officers for the three fiscal years ended March 31, 2006, for services rendered in all capacities to the Company and its subsidiaries.

SUMMARY COMPENSATION TABLE

		Annual Compensation		Long-Term Compensation
Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Securities Underlying Option Grants (#)	All Other Compensation(1)

Richard M. Haddock	2006	$332,690	$241,713	75,000	$4,583
President & Chief Executive Officer	2005	363,352	—	—	3,423
(since November 30, 2004)	2004	318,176	—	—	—

Christopher J. Dyball	2006	$323,821	$182,918	65,000	$4,542
Chief Operating Officer	2005	364,475	—	—	3,423
(since November 30, 2004)	2004	314,408	—	—	—

Steven G. Larson	2006	$256,598	$137,842	45,000	$3,857
Vice President of Finance	2005	265,453	—	—	3,293
and Treasurer	2004	250,150	—	—	—

Steven D. Price-Francis	2006	$163,998	$96,685	35,000	$2,443
Vice President of	2005	46,444	—	—	697
Business Development (2)
_____________________

(1)	Represents the Company’s matching contribution on behalf of these individuals in the Company’s 401(k) Plan.

(2)	Stephen D. Price-Francis was named Vice President, Business Development of LaserCard Corporation on December 2, 2004. His compensation shown is since that date.

Stock Option Grants to Executive Officers

The stock option table below discloses the total stock options granted to the Company's four executive officers under the Company's Stock Option Plan during the fiscal year ended March 31, 2006.

STOCK OPTION GRANTS TO EXECUTIVE OFFICERS

	Individual Grants
	Number of	Percent of Total
	Securities	Options Granted to			Potential Realizable Value at Assumed
	Underlying Options	Employees in Fiscal	Exercise or Base		Annual Rates of Stock Price
Name	Granted	Year	Price/Share	Expiration Date	Appreciation for Option Term
					5%	10%
Richard Haddock	75,000	16.0%	$ 6.045	5/24/2015	$ 285,125	$ 722,563
Christopher Dyball	65,000	13.9%	$ 6.045	5/24/2015	$ 247,109	$ 626,221
Steven Larson	45,000	9.6%	$ 6.045	5/24/2015	$ 171,075	$ 433,538
Stephen Price-Francis	35,000	7.5%	$ 6.045	5/24/2015	$ 133,058	$ 337,196

Aggregated Option Exercises and Options Held by Executive Officers

The following table sets forth the value of options exercised by the Company's executive officers during the fiscal year ended March 31, 2006 and remaining options held at fiscal year end.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
AND FISCAL YEAR-END OPTION VALUES

	Shares Acquired on Exercise	Value Realized	Number of Securities Underlying Unexercised Options at Fiscal Year-End (#)		Value of Unexercised In-the-Money Options at Fiscal Year-End ($)(2)
Name	(#)	($)(1)	Exercisable	Unexercisable	Exercisable	Unexercisable
Richard Haddock	5,000	$25,550	228,500	87,500	$1,990,840	$1,290,500
Christopher Dyball	—	—	235,200	77,500	$2,094,576	$1,126,400
Steven Larson	10,190	$88,602	150,727	53,750	$1,278,916	$780,275
Stephen Price-Francis	—	—	22,462	36,688	$227,361	$586,959

______________________

(1)	Market value of underlying securities (based on the fair market value of the Company's common stock on The Nasdaq Stock Market) at the time of their exercise, minus the exercise price.

(2)
Market value of securities underlying in-the-money options at fiscal year end (based on $22.455 per share, the average market price of the Company's common stock on The Nasdaq Stock Market on the last day of the Company’s fiscal year) minus the exercise price.

B.	Compensation of Directors

During fiscal year 2006, each non-employee director received an annual fee of $21,000 for serving as a director, the standard fee in effect since October 1, 2005. The Chairman of the Board received an additional $19,000.

The Chairman of each committee is paid an additional $10,000, $5,000, and $2,000 per year for serving on the Board, Compensation, and Nominating and Corporate Governance Committees, respectively. Audit Committee members are paid an additional $5,000 per year. All retainer fees were prorated over 12 months.

The Company also pays each member no more than $7,500, $2,000, and $1,000 per year for meeting attendance on the Audit, Compensation, and Nominating and Corporate Governance Committees, respectively. Fees for meeting attendance were paid per meeting. Reasonable out-of-pocket expenses incurred by directors for performing services for the Company were also reimbursed.

The Company's 2004 Equity Incentive Compensation Plan provides for the automatic grant of an option to purchase 15,000 shares of the Company's common stock on the date any person first becomes a director. These grants to newly elected directors have become exercisable in cumulative increments of one-fourth (1/4) each at the end of 12 months, 24 months, 36 months and 48 months from the date of grant. The 2004 Equity Incentive Compensation Plan further provides that on the date of the Company's annual meeting, each non-employee director who has been a director of the Company for the preceding six-month period and who is re-elected at the annual meeting, is automatically granted an option to purchase 6,000 shares of the Company's common stock. The option share grants to the re-elected directors are exercisable in full at the time of grant. The exercise price for options granted to newly elected directors and re-elected directors is the fair market value of the Company's common stock on the date of grant.

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

D.	Compensation Committee Interlocks and Insider Participation

During fiscal year 2006, none of the Company’s executive officers served on the board of directors of any entities whose directors or officers serve on the Company’s Compensation Committee. During fiscal year 2006, Mr. Hausman, Dr. Maydan and Mr. Moyer served as members of the Compensation Committee, which is currently composed entirely of three outside directors who are not officers or employees of the Company. As presently established, the Compensation Committee approves the salary of executive officers, including the Chief Executive Officer and certain other employees.

E.	Compensation Committee Report on Fiscal 2006 Executive Compensation

Notwithstanding anything to the contrary set forth in any of the Company’s previous filings under the Securities Act of 1933 or the Securities Exchange Act of 1934, that might incorporate future filings, including this Form 10-K, in whole or in part, the following Compensation Committee Report shall not be incorporated by reference into any such filings, nor shall it be deemed to be soliciting material or deemed filed with the Securities and Exchange Commission under the Securities Act of 1933 or under the Securities Exchange Act of 1934.

Committee Independence. The Board of Directors has established Compensation Committee which is composed entirely of outside directors who are not officers or employees of the Company and who are independent. The Committee reports to the Board of Directors on its activities. The current members of the Committee are Arthur H. Hausman (Chairman), Dan Maydan, and Albert J. Moyer. Under its charter adopted by the Board of Directors, the Committee is responsible, on behalf of the Board, for reviewing and approving compensation programs, policies, and plans designed to motivate personnel to achieve Company objectives. One of the key responsibilities of the Committee is to recommend to the independent directors for their approval the compensation of the Chief Executive Officer (the “CEO”), taking into account his evaluation by the Board of Directors. Other responsibilities include: review and approve recommendations from the CEO for the compensation of officers, other senior managers, and key employees; review and approve recommendations regarding stock option grants for specific employees as provided under existing Company plans; and review and approve the concept and design of management incentive plans and programs for Company officers, other senior managers, and key employees. An additional responsibility of the Committee is to review and approve recommendations regarding changes in compensation of non-employee directors.

Compensation Philosophy. The Company's compensation practices are intended to provide total compensation opportunities that are competitive with the pay practices of similar, high-technology companies. The goal of these compensation practices is to enable the Company to attract, retain and motivate superior performing officers and employees and to align compensation with the Company’s business objectives and performance. This is accomplished through a combination of base salary, cash bonuses and stock options. The Company believes that its compensation philosophy closely aligns employee interests with those of its stockholders and provides incentives for management to strive to increase shareholder value and contribute to the long-term success of the Company.

Base Salary. The annual base salaries paid to the Company's four executive officers were decreased during fiscal 2006 as the Company instituted the bonus plan described below designed to be a meaningful element of executive officer compensation if the performance of the Company and individual officer merited. The Compensation Committee annually reviews and recommends to the independent directors the base salary level for the CEO, based on industry practice, competitive factors, prior experience, technical and administrative ability, position and responsibility, corporate performance, individual contribution, recommendations of executive management, in-depth knowledge of the Company and its technology and similar factors. The Committee annually discusses with the CEO his similar analysis of the base salary of the other executive officers in deciding whether to approve the CEO’s recommendation of the salaries of the other executive officers. Consistent with the Company’s current size, the Committee believes current executive salaries are comparable to the average salaries offered by competitive companies.

Bonus Compensation. In the past, cash bonuses were occasionally awarded to executive officers and management employees based upon criteria such as pre-tax, pre-bonus Company earnings and licensing revenues, with various adjustments. No bonuses were awarded to executive officers for fiscal 2003, 2004 and 2005. In fiscal 2006, the Company established a bonus plan that provides for bonuses to be awarded to executive officers and key employees based on specific goals achieved by the Company and the level of contribution to achievement of the goals by the executive officers and key employees. The Company’s performance objectives include operating, strategic and financial goals considered critical to the Company’s short and long term goals. The bonus plan is designed such that bonuses when combined with salaries create total compensation which is comparable to the average compensation of successful companies against which the Company competes in hiring and retaining key employees.

Stock Option Grants. Stock options are granted to a broad range of the Company's employees, including executive officers and outside directors receive automatic option grants. These awards are made to recruit, retain and motivate the employees and outside directors and to align their personal financial interests with those of the Company’s shareholders. Eligible employees are generally granted options upon commencement of employment and are considered for additional options periodically thereafter. In recommending stock options the Committee considers individual performance, overall contribution to the Company, retention, the number of unvested stock options and the total number of stock options to be granted. Options are generally granted with an exercise price equal to the market price of the Common Stock on the date of grant and generally vest over a four-year period. This approach is designed to focus key employees on sustainable growth of the Company and the creation of shareholder value over the long term. During fiscal 2004 and 2005 no options were granted to the executive officers. The decision was made in fiscal 2006 that option grants should be a major component of the compensation package of executive officers. Therefore, in fiscal 2006, the Company granted options which were larger than it would otherwise have granted had the executive officers possessed substantial unvested options from prior grants.

CEO Compensation.   The Committee uses the same procedures described above in recommending to the independent directors regarding the annual salary, bonus, and stock option awards for the CEO. The Committee determines the CEO’s compensation based on objective data synthesized to competitive ranges following a statistical analysis and subjective policies and practices, including assessment of the CEO’s achievements, and a review of compensation paid to CEOs of competitive companies. The Committee believes that the CEO’s salary and bonus plan reflects the CEO’s achievements and is comparable to the cash compensation offered to CEOs of competitive companies. The Committee believes the CEO’s option award, considered in combination with the number of unvested options held, reflects his performance and overall contribution to the Company, and the need to have unvested options for retention purposes, and is comparable to the equity compensation paid to CEOs of competitive companies.

Conclusion.   As a significant portion of the Company’s compensation program is linked to Company performance, the Committee believes that compensation is closely tied to increases in long-term shareholder value.

Compliance with Internal Revenue Code Section 162(m). The provisions of Section 162(m) of the Internal Revenue Code do not currently affect any of the Company's executive officers. Section 162(m) imposes a $1 million annual limit on the amount of compensation deductible by the Company with respect to each executive officer employed as of the last day of the applicable year. While the Company will consider deductibility under Section 162(m) with respect to future compensation arrangements with executive officers, deductibility would not be the sole factor used in ascertaining appropriate levels or modes of compensation. Since corporate objectives may not always be consistent with the requirements for full deductibility, it is conceivable that the Company may enter into compensation arrangements in the future under which payments would not be deductible under Section 162(m).

Compensation Committee
Arthur H. Hausman (Chairman)
Dan Maydan
Albert J. Moyer

F.	Stock Performance Graph

In the following stock performance graph, the cumulative total return on investment for the Company’s common stock over the past five fiscal years is compared with the Russell 2000 Stock Index (“Russell 2000”) and the University of Chicago Center for Research in Security Prices (CRSP) Total Return Index for the Nasdaq Stock Market Electronic Components industry group (“Nasdaq Electronic Components”). The Russell 2000 is a benchmark index for small capitalization stocks. The Nasdaq Electronic Components index is used because the majority of the Company’s revenues currently are derived from the sale of optical recording media (optical memory cards). The chart assumes that the value of the investment in the Company and each index was $100 on March 31, 2001, and that any dividends were reinvested.

The stock performance graph was plotted using the following data:

	Fiscal Year Ended March 31,
	2001	2002	2003	2004	2005	2006
LaserCard Corporation	$100.00	$180.79	$116.56	$107.07	$40.03	$180.87
Russell 2000	100.00	113.98	83.25	136.39	143.77	180.93
CRSP Nasdaq Electronic Components	100.00	108.62	56.50	95.49	79.70	87.97

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The table below, based upon information supplied by the principal stockholders, shows the name, address, number of shares held, nature of ownership and percentage of shares held as of March 31, 2006 by the persons or entities known to the Company to own beneficially more than 5% of the outstanding common stock. Applicable percentages are based on 11,734,255 shares outstanding on March 31, 2006.

BENEFICIAL OWNERSHIP BY PRINCIPAL STOCKHOLDERS

Name and Address of Beneficial Owner	Common Shares (1)	Percent of Class (2)
American Century Investment Management 4500 Main St., 4th Floor, Kansas City, MO 64111	646,399	5.5%
_____________________

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

The following table contains information as of March 31, 2006, respecting the number of shares and percentage of the Company's common stock beneficially owned by each of the Company's seven directors, by each executive officer of the Company, and by all executive officers and directors as a group. The address of each beneficial owner listed in the table is c/o LaserCard Corporation, 1875 North Shoreline Boulevard, Mountain View, California 94043. Applicable percentages are based on 11,734,255 shares outstanding on March 31, 2006.

STOCK OWNERSHIP BY DIRECTORS AND EXECUTIVE OFFICERS

Name	Common Shares (1)	Percent of Class (2)
Christopher J. Dyball	268,099 (3)	2.2%
Richard M. Haddock	272,713 (4)	2.3%
Arthur H. Hausman	74,392 (5)	0.6%
Steven G. Larson	173,784 (6)	1.5%
Donald E. Mattson	9,750 (7)	0.1%
Dan Maydan	33,000 (8)	0.3%
Albert J. Moyer	9,750 (9)	0.1%
Stephen Price-Francis	33,353 (10)	0.3%
Walter F. Walker	121,539 (11)	1.0%
All executive officers and directors as a group	996,380 (12)	7.9%
_____________________

(1)
To the Company’s knowledge, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws, where applicable, and the information contained in the footnotes to this table.

(2)
For purposes of computing the percentage of outstanding shares held by each person or group of persons named above on a given date, shares which such person or group has the right to acquire within 60 days after such date are deemed to be outstanding, but are not deemed to be outstanding for the purposes of computing the percentage ownership of any other person.

(3)	Includes 251,450 shares purchasable by exercise of option within 60 days.

(4)	Includes 247,250 shares purchasable by exercise of option within 60 days.

(5)	Includes 54,000 shares purchasable by exercise of option within 60 days.

(6)	Includes 161,977 shares purchasable by exercise of option within 60 days.

(7)	Includes 9,750 shares purchasable by exercise of option within 60 days.

(8)	Includes 33,000 shares purchasable by exercise of option within 60 days.

(9)	Includes 9,750 shares purchasable by exercise of option within 60 days.

(10)	Includes 31,212 shares purchasable by exercise of options within 60 days.

(11)	Includes 49,000 shares purchasable by exercise of option within 60 days. Does not include 1,000 shares owned by Mr. Walker's wife, as to which shares Mr. Walker disclaims any beneficial ownership.

(12)	Includes 847,389 shares purchasable by exercise of option within 60 days.

EQUITY COMPENSATION PLAN INFORMATION

The table below shows information as of March 31, 2006, with respect to equity compensation plans under which equity securities of the Company are authorized for issuance. The Company’s equity compensation plans, consisting of the Company’s prior Stock Option Plan, 2004 Equity Incentive Compensation Plan, and Employee Stock Purchase Plan, are approved by security holders.

Plan Category	Number of Securities to Be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,943,673	$12.20	483,276 (1)

Equity compensation plans not approved by security holders (Nasdaq exemption Rule No. 4350(i)(1)(A))	135,824 (2)	$13.81	—
_____________________

(1)
Includes 61,517 shares reserved as of March 31, 2006 for future purchases by employees through payroll deductions under the Company’s Employee Stock Purchase Plan, which is available to all regular employees who work a minimum of 30 hours per week and who have completed six months of employment with the Company and 421,759 shares under the 2004 Equity Incentive Compensation Plan.

(2)
Includes options to purchase 120,000 shares of common stock granted to six key employees of the acquired German subsidiaries and warrants to purchase 15,824 shares of common stock granted to the placement agent in our December 2003 private placement.  See Notes 6 and 9 of Notes to Financial Statements for a description of our equity compensation plans that do not require the approval of and have not been approved by our shareholders.  Excludes warrants outstanding as of March 31, 2006, to purchase 158,233 shares of common stock issued to investors in our December 2003 private placement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Since October 21, 2001, the Company contracted with Wexler & Walker Public Policy Associates, a unit of Hill and Knowlton, Inc., (“Wexler”) to be lobbyists on behalf of the Company. The Chairman of Wexler is Robert S. Walker, a brother of director Walter F. Walker. In October 2002, the agreement was extended for the period October 1, 2002 through September 2003 or until terminated upon seven days’ notice. The extended agreement provides for a monthly retainer of $10,000 and there currently is a purchase order dated November 12, 2004 valid through April 29, 2005 with the same terms and conditions of the previous agreement. In addition, there is another purchase order dated February 25, 2005 in the total of $35,000 to cover the consulting services for the period from January 2005 to April 2005. The purchase order was extended from May 2005 through July 2006 in the aggregate amount of $125,000. The Company paid Wexler $142,082 during fiscal year 2006, $206,000 during fiscal year 2005, and $151,000 during fiscal year 2004. As of March 31, 2006, $10,012 was due to Wexler.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit and Non-Audit Fees

The following table shows the aggregate fees billed to the Company by its previous independent accountants, KPMG LLP (“KPMG”) and by its current independent accountants, Odenberg Ullakko Muranishi & Co. LLP (“OUM”), for services related to fiscal years 2006 and 2005.

	2006	2005
Description of Fees	OUM	KPMG	OUM
Audit Fees	$376,250	$147,532	$398,532
Audit-Related	9,068	66,471	—
Tax Fees	—	5,725	—
All Other Fees	—	—	—

•
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

•	Audit-Related Fees: Audit-related services principally include employee benefit plan audits and due diligence services.

•	Tax Fees: Includes fees for tax compliance (tax return preparation assistance), general tax planning, tax-related services on acquisition, and international tax consulting.

•	All Other Fees: The Company was not billed by OUM or KPMG for other services.

All audit and non-audit fees were approved by the Audit Committee. The Company’s policy on auditor independence does not permit the employment of its independent auditor for material non-audit related services, except for the following: services which are incidental and directly related to audit activities, tax related activities and tax planning on behalf of the Company. The Audit Committee considered whether the provision of services other than the audit services is compatible with maintaining the auditors’ independence.

Pre-Approval Policies and Procedures

It is the Company’s policy that all non-audit services to be performed by the Company’s independent auditor be approved in advance by the Audit Committee. The Company’s policy on auditor independence requires that, prior to engaging the independent auditor in any non-audit related activity other than that specifically authorized by the Company’s policy on auditor independence, Company management report to the Audit Committee the nature of the proposed activity, including the reasons why (i) it is necessary or beneficial to the Company to use the independent auditor to engage in such activity, and (ii) the steps being taken to ensure that the engagement of the independent auditor in such activity will not, among other things, violate applicable laws or regulations of the United States and applicable states, or the rules and regulations of the Nasdaq Stock Market, on which the Company’s securities are listed. In order for the Company to engage the independent auditor in the proposed activity, the Company must obtain Audit Committee approval.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	List of Documents Filed as Part of this Report

1.	The consolidated financial statements of the Company, filed herewith under Item 8, as follows:

2.	Financial Statement Schedules:

The schedule supporting the Company's Consolidated Financial Statements, filed herewith under Item 14(d), as follows:

Schedule Number	Description	Page Number

―	Report of Independent Registered Public Accounting Firms on Financial Statement Schedule	87

II	Valuation and Qualifying Accounts	89

Schedules not listed above are not applicable or not required, or the information required to be set forth therein is included in the consolidated financial statements or the notes thereto.

3. Exhibits:

The Exhibits to this Report, filed herewith under Item 14(c) or incorporated by reference from other documents previously filed with the Securities and Exchange Commission, as follows:

Exhibit Number	Description	Filed Herewith or Incorporated Herein by Reference to
3.1	Amended and Restated Certificate of Incorporation	Exhibit 3.1 to Report on Form 10-K for the fiscal year ended March 31, 2005
3.2	Amended and Restated By-Laws	Exhibit 3.2 to Report on Form 10-K for the fiscal year ended March 31, 2005
10.1	Building lease agreement with Renault & Handley Employees Investment Co. for 2644-2648 Bayshore Pkwy., Mountain View, CA	Exhibit 10.1 to Report on Form 10-Q for period ended December 31, 2003

10.2	Building Lease Agreement with Shoreline Park LLC for 1395 Charleston Road, Mountain View, CA (mailing address 1875 North Shoreline Boulevard, Mountain View, CA)	Exhibit 10.2 to Report on Form 10-K for fiscal year ended March 31, 2004
10.3*	Amended and Restated Stock Option Plan	Exhibit 10.4.1 to Report on Form 10-Q for period ended September 30, 2002
10.7	Stock and Warrant Purchase Agreement (as amended)	Exhibit 99.2 to Report on Form 10-Q for period ended December 31, 2003
10.8	Optical Card Manufacturing License Agreement with Global Investments Group (portions omitted pursuant to a request for confidential treatment)	Exhibit 10.8 to Report on Form 10-K for fiscal year ended March 31, 2004
16.1	Letter re Change in Certifying Accountants	Exhibit 16 to Report on Form 8-K dated April 8, 2002
16.2	Letter re Change in Certifying Accountants	Exhibit 16.1 to Report on Form 8-K dated August 29, 2003
16.3	Letter re Change in Certifying Accountants	Exhibit 16.1 to Report on Form 8-K dated December 14, 2004
21	Subsidiaries of the Registrant	Filed herewith as page 92
23.1	Consent of Independent Registered Public Accounting Firm (OUM)	Filed herewith as page 93
23.2	Consent of Independent Registered Public Accounting Firm (KPMG)	Filed herewith as page 94
24	Power of attorney	Filed herewith as page 90
31.1	Rule 13a-14(a)/15d-14(a) Certification of Richard M. Haddock, principal executive officer	Filed herewith as page 95
31.2	Rule 13a-14(a)/15d-14(a) Certification of Steven G. Larson, principal financial officer	Filed herewith as page 96
32.1	Section 1350 Certification of Richard M. Haddock, chief executive officers	Filed herewith as page 97
32.2	Section 1350 Certification of Steven G. Larson, chief financial officer	Filed herewith as page 98
___________________
*Indicates management contract or compensatory plan or arrangement.

(b)	Exhibits
Exhibits 21, 23.1, 23.2, 24, 31.1, 31.2, 32.1 and 32.2 are filed herewith.

(c)	Financial Statement Schedule
Schedule II to the Company's consolidated financial statements is on page 89.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON FINANCIAL STATEMENT SCHEDULE

The Board of Directors and Stockholders
LaserCard Corporation:

The audit referred to in our report dated May 15, 2006, included the related financial statement schedule as of March 31, 2006 and 2005, included in this Annual Report on Form 10-K. The financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statement schedule based on our audits. In our opinion, such financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/Odenberg Ullakko Muranishi & Co. LLP
San Francisco, California
May 15, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON FINANCIAL STATEMENT SCHEDULE

The Board of Directors and Stockholders
LaserCard Corporation:

The audit referred to in our report dated June 9, 2004, except for note 2.(8.) which is as of June 14, 2006, included the related financial statement schedule as of March 31, 2004, included in this Annual Report on Form 10-K. The financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based on our audit. In our opinion, such financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ KPMG LLP
Mountain View, California
June 14, 2006

SCHEDULE II

LASERCARD CORPORATION AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
For the Fiscal Years Ended March 31, 2004, 2005 and 2006
(In thousands)

Description	Balance at Beginningof Period	Additions (Deletions)Charged (Credited) to Profit & Loss	Additions Charged to Other Accounts		Deductions/ Write-off	Balance at End of Period

Fiscal year 2004:

Product return reserve	$90	$-	$-		$4	$86

Bad debt reserve	$-	$-	$210	(1)	$-	$210

Inventory reserves	$1,263	$97	$-		$377	$983

Warranty reserve	$3	$56	$-		$13	$46

Deferred tax asset valuation allowance	$5,254	$8,940	$557	(2)	$-	$14,751

Fiscal year 2005:

Product return reserve	$86	$311	$-		$373	$24

Bad debt reserve	$210	$22	$-		$200	$32

Inventory reserves	$983	$381	$-		$716	$648

Warranty reserve	$46	$207	$-		$120	$132

Deferred tax asset valuation allowance	$14,751	$3,675	$-		$-	$18,426

Fiscal 2006:

Product return reserve	$24	$78	$-		$24	$78

Bad debt reserve	$32	$34	$(2	) (3)	$-	$64

Inventory reserves	$648	$274	$-		$418	$503

Warranty reserve	$132	$669	$(1	) (3)	$152	$648

Deferred tax asset valuation allowance	$18,426	$901	$-		$-	$19,327

Notes:
(1)	This represents the amount of bad debt reserve recorded against the accounts receivable of the acquired entities at the date of acquisition.

(2)	This amount relates to stock option deductions to be credited to additional paid-in capital when realized.

(3)	Due to foreign exchange rate translation.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

Dated: June 13, 2006

LASERCARD CORPORATION

By: /s/Richard M. Haddock
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Richard M. Haddock	President and Chief Executive Officer	June 13, 2006
Richard M. Haddock	(Principal Executive Officer) Director

/s/ Steven G. Larson	Vice President of Finance and Treasurer	June 13, 2006
Steven G. Larson	(Principal Financial Officer and
Principal Accounting Officer)

/s/ Christopher J. Dyball	Chief Operating Officer	June 13, 2006
Christopher J. Dyball	Director

/s/ Arthur H. Hausman	Director	June 13, 2006
Arthur H. Hausman

/s/ Donald E. Mattson	Director	June 13, 2006
Donald E. Mattson

/s/ Dan Maydan	Director	June 13, 2006
Dan Maydan

/s/ Albert J. Moyer	Director	June 13, 2006
Albert J. Moyer

/s /Walter F. Walker	Director	June 13, 2006
Walter F. Walker

INDEX TO EXHIBITS
[ITEM 14(c)]

Exhibit
Number	Description

3.1	Amended and Restated Certificate of Incorporation; Exhibit 3.1 to Report on Form 10-K for the fiscal year ended March 31, 2005

3.2	Amended and Restated By-Laws; Exhibit 3.2 to Report on Form 10-K for the fiscal year ended March 31, 2005

10.1
Building lease agreement with Renault & Handley Employees Investment Co. for 2644-2648 Bayshore Parkway, Mountain View, CA; previously filed as Exhibit 10.1 to Report on Form 10-Q for period ending December 31, 2003 and incorporated herein by reference

10.2
Building lease agreement with Shoreline Park LLC for 1395 Charleston Road, Mountain View, CA (mailing address 1875 North Shoreline Boulevard, Mountain View, CA) filed as Exhibit 10.2 to Report on Form 10-K for fiscal year ended March 31, 2004 and incorporated herein by reference

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

16.1	Letter re Change in Certifying Accountant; previously filed as Exhibit 16 to Current Report on Form 8-K dated April 8, 2002

16.2	Letter re Change in Certifying Accountant; previously filed as Exhibit 16.1 to Current Report on Form 8-K dated August 29, 2003

16.3	Letter re Change in Certifying Accountant; previously filed as Exhibit 16.1 to Current Report on Form 8-K dated December 14, 2004

21	Subsidiaries of the Registrant; filed herewith as page 92

23.1	Consent of Independent Registered Public Accounting Firm (OUM); filed herewith as page 93

23.2	Consent of Independent Registered Public Accounting Firm (KPMG); filed herewith as page 94

24	Power of Attorney; filed herewith as page 90

31.1	Rule 13a-14(a)/15d-14(a) Certification of Richard M. Haddock, principal executive officer; filed herewith as page 95

31.2	Rule 13a-14(a)/15d-14(a) Certification of Steven G. Larson, principal financial officer; filed herewith as page 96

32.1	Section 1350 Certification of Richard M. Haddock, chief executive officer and president; filed herewith as page 97

32.2	Section 1350 Certification of Steven G. Larson, chief financial officer; filed herewith as page 98