Form 10-Q
period 2006-06-30
LASERCARD CORP
filed 2006-08-09
CIK 30140

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2006

LASERCARD CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	0-6377	77-0176309
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification No.)

1875 North Shoreline Boulevard, Mountain View, California 94043-1319
(Address of principal executive offices) (Zip Code)

(650) 969-4428
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. [x] Yes [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ] Accelerated filer [x] Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [x] No

Number of outstanding shares of common stock, $.01 par value, at August 1, 2006: 11,810,360

Exhibit Index is on Page 46

Total number of pages is 52

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

LASERCARD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In thousands)

	June 30, 2006	March 31, 2006*
ASSETS
Current assets:
Cash and cash equivalents	$3,703	$2,121
Short-term investments	19,700	21,350
Accounts receivable, net of allowance	3,480	4,920
Inventories, net of reserve	8,324	8,874
Deferred contract costs	1,237	1,041
Prepaid and other current assets	1,453	1,268
Total current assets	37,897	39,574

Property and equipment, net	12,852	12,306
Deferred long-term contract costs	611	—
Equipment held for resale	6,023	5,877
Patents and other intangibles, net	900	889
Goodwill	3,321	3,321
Notes receivable	213	205
Other non-current assets	166	163
Total assets	$61,983	$62,335

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,491	$3,311
Accrued liabilities	2,678	3,118
Deferred tax liabilities	578	568
Advance payments from customers	2,194	1,772
Deferred revenue	489	459
Total current liabilities	7,430	9,228

Advance payments from customer	18,500	18,500
Deferred revenue	2,000	2,000
Long-term deferred rent	648	590
Total liabilities	28,578	30,318

Stockholders’ equity:
Common stock	118	117
Additional paid-in capital	59,359	58,255
Accumulated deficit	(26,139)	(26,351)
Accumulated other comprehensive income (loss)	67	(4)
Total stockholders’ equity	33,405	32,017

Total liabilities and stockholders’ equity	$61,983	$62,335

*Amounts derived from audited financial statements at the date indicated.
The accompanying notes are an integral part of these condensed consolidated financial statements.

LASERCARD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(In thousands, except per share amounts)

	Three Months Ended
	June 30, 2006	June 30, 2005
Revenues	$10,554	$6,994
Cost of product sales (includes $87 stock-based compensation in 2006)	6,389	5,154
Gross profit	4,165	1,840

Operating expenses:
Selling, general, and administrative expenses (includes $221 and $32 stock-based compensation in 2006 and 2005, respectively)	3,420	3,131
Research and development expenses (includes $106 stock-based compensation in 2006)	745	499
Total operating expenses	4,165	3,630

Operating income (loss)	—	(1,790)

Other income, net	206	96

Income (loss) before income taxes	206	(1,694)

Income tax benefit	(6)	—
Net income (loss)	$212	$(1,694)

Net income (loss) per share:
Basic	$0.02	$(0.15)
Diluted	$0.02	$(0.15)

Weighted-average shares of common stock used in computing net income (loss) per share:
Basic	11,768	11,345
Diluted	12,280	11,345

The accompanying notes are an integral part of these condensed consolidated financial statements.

LASERCARD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Three Months Ended June 30,
	2006	2005
Cash flows from operating activities:
Net income (loss)	$212	$(1,694)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	637	633
Loss on disposal of equipment	—	8
Provision for doubtful accounts receivable	16	—
Provision for excess and obsolete inventory	90	55
Provision for product return reserve	—	(11)
Provision for warranty reserve	77	68
Stock-based compensation	433	32
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	1,521	(654)
Decrease (increase) in inventories	489	(638)
Decrease (increase) in deferred contract costs	(807)	—
Decrease (increase) in prepaid and other current assets	(174)	496
Increase in equipment held for resale	(145)	(1,113)
Increase in other non-current assets	(2)	(57)
Decrease in accounts payable and accrued liabilities	(2,485)	(365)
Decrease in deferred income tax liabilities	(12)	—
Increase in deferred revenue	19	104
Increase in deferred rent	58	58
Increase in advance payments from customers	413	3,286
Net cash provided by operating activities	340	208
Cash flows from investing activities:
Purchases of property and equipment	(1,073)	(454)
Acquisition of patents and other intangibles	(45)	(35)
Purchases of investments	(5,900)	(2,000)
Proceeds from maturities of investments	7,550	—
Net cash provided by (used in) investing activities:	532	(2,489)
Cash flows from financing activities:
Proceeds from sale of common stock through stock plans	691	—
Proceeds from bank loan	60	—
Net cash provided by financing activities	751	—
Effect of exchange rate changes on cash	(41)	(10)
Net increase (decrease) in cash and cash equivalents	1,582	(2,291)
Cash and cash equivalents:
Beginning of period	2,121	3,965
End of period	$3,703	$1,674

The accompanying notes are an integral part of these condensed consolidated financial statements.

LASERCARD CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. Basis of Presentation

The unaudited condensed consolidated financial statements contained herein include the accounts of LaserCard Corporation and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. generally accepted accounting principles.

The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes the disclosures which are made are adequate to make the information presented not misleading. Further, the condensed consolidated financial statements reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position and results of operations as of and for the periods indicated.

These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the fiscal year ended March 31, 2006, included in the Company’s Annual Report on Form 10-K.

The results of operations for the three-month period ended June 30, 2006 are not necessarily indicative of results to be expected for the entire fiscal year ending March 31, 2007.

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

(3.) Fiscal Period.    For purposes of presentation, the Company labels its annual accounting period end as March 31 and its interim quarterly accounting period ends as June 30, September 30 and December 31. The Company, in fact, operates and reports based on quarterly periods ending on the Friday closest to month end. The 13-week first quarter of fiscal year 2007 ended on June 30, 2006, and the 13-week first quarter of fiscal year 2006 ended on July 1, 2005.

(4.) Foreign Currency Transactions.    The functional currency of the Company’s foreign subsidiary is generally the local currency. The financial statements of the subsidiary are translated to United States dollars using period-end rates of exchange for assets and liabilities and average rates of exchange for the period for revenues and expenses. Translation gains (losses) are recorded in accumulated other comprehensive income as a component of stockholders’ equity. Net gains and losses resulting from foreign exchange transactions are included in other income, net and were not significant during the periods presented.

(5.) Derivative Financial Instruments.    The Company uses short-term foreign exchange forward contracts to mitigate foreign currency risk associated primarily with inter-company receivables and payables, and loan receivables (denominated in Euros) to its German subsidiary. Our foreign exchange forward contracts are not designated for accounting purposes as hedging instruments under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. Accordingly, any gains or losses resulting from changes in the fair value of the forward contract are reported in other income, net. The gains and losses on these forward contracts generally offset gains and losses associated with the underlying foreign currency denominated inter-company receivables and payables, and loan receivables. At June 30, 2006, we had a foreign exchange forward contract with a maturity of less than 30 days to purchase 1.9 million euros. The fair value of the forward contract was not material at June 30, 2006 and March 31, 2006.

(6.) Concentrations of Risk.    Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash, cash equivalents, short-term investments, long-term investments and accounts receivable. The Company places its cash, cash equivalents, short-term and long-term investments in high-credit quality financial institutions. The Company is exposed to credit risk in the event of default by these institutions to the extent of the amount recorded on the consolidated balance sheet. As of June 30, 2006, the Company has invested in short-term and long-term investments including auction rate securities, discount notes and U.S. government bonds. Accounts receivable are derived from revenue earned from customers primarily located in the United States, Italy and Germany. The Company performs ongoing credit evaluations of its customers’ financial condition and generally does not require collateral. The Company maintains reserves for potential credit losses and historically, such losses have been immaterial.

(7.) Major Customers.    The following customers accounted for more than 10% of revenues for the periods shown below. The revenue from these customers was attributable to both the optical memory card and the optical card drive segments. No other customer accounted for more than 10% of revenues during these periods.

	Three Months Ended June 30,
	2006	2005
Customer A	27%	43%
Customer B	20%	—
Customer C	20%	—

Three customers accounted for 22%, 18% and 14% respectively of accounts receivable at June 30, 2006. Two customers accounted for 48% and 14% respectively of accounts receivable at March 31, 2006.

(8.) Cash and Cash Equivalents, Short-term Investments and Long-term Investments.    The Company considers all highly liquid investments, consisting primarily of commercial paper, discount notes and U.S. government bonds, with maturities of three months or less at the date of purchase, to be cash equivalents. Cash and cash equivalents at June 30, 2006 and March 31, 2006 were $3.7 million and $2.1 million, respectively. The Company held auction rate securities which have been accounted for as available-for-sale and classified as short-term investments. The fair values of the auction rate securities, based on quoted market prices, were substantially equal to their carrying costs due to the frequency of the reset dates. Short-term investments also include investments with maturities at date of purchase of more than three months and investments with remaining maturities of less than one year. All investments with maturities at date of purchase greater than one year are classified as long-term investments. Management determines the appropriate classification of debt securities at the time of purchase and reevaluates the classification of investments as of each balance sheet date.

All short-term investments, except for auction rate securities which are recorded at fair value, and long-term investments are classified as held to maturity and are stated in the consolidated balance sheet at amortized cost. As such investments are classified as held to maturity, no unrealized gains or losses are recorded. The carrying amounts of individual held to maturity securities are reviewed at the consolidated balance sheet date for potential impairment. As of June 30, 2006 and March 31, 2006, the Company has determined that an impairment which was “other than temporary” has not occurred.

(9.) Fair Value of Financial Instruments.    The carrying amounts of the Company’s financial instruments including cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued liabilities, approximate their fair values due to their short maturities. The Company had no long-term investments at June 30, 2006 and March 31, 2006.

(10.) Accounts Receivable.    Accounts receivable are net of reserves for doubtful accounts and product return reserves of $159,000 and $142,000 as of June 30, 2006 and March 31, 2006, respectively. We maintain allowances for doubtful accounts and product return reserves for anticipated losses resulting from the inability of our customers to make required payments and in-process product returns. We generally compute our allowances based on specifically identifying accounts that are past due that are likely not collectible. Interest receivable is accrued from investments in auction rate securities and other interest-bearing securities. Other receivables comprise of value added tax refunds and miscellaneous items. The components of accounts receivable at June 30, 2006 and March 31, 2006 are (in thousands):

	June 30, 2006	March 31, 2006
Trade receivables	$3,472	$4,897
Bad debt reserve	(81)	(64)
Reserve for sales returns	(78)	(78)
Interest receivable	92	93
Other receivable	75	72
Total receivables	$3,480	$4,920

(11.) Inventories.    Inventories are stated at the lower of cost or market, with cost determined on a first-in, first-out basis and market based on the lower of cost or estimated realizable value less cost to sell. The components of inventories as of June 30, 2006 and March 31, 2006 are (in thousands):

	June 30, 2006	March 31, 2006
Raw materials	$5,450	$5,662
Work-in-process	1,082	1,453
Finished goods	1,792	1,759
Total Inventories	$8,324	$8,874

The Company establishes lower of cost or market reserves, inventory reserves and obsolescence reserves. Inventory reserves are generally recorded when management determines that an item is not readily saleable. Inventory reserves are not relieved until the related inventory has been sold or scrapped. The Company recorded charges to write down inventory of $90,000 for the first quarter of fiscal year 2007 and $55,000 for the first quarter of fiscal year 2006.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs — an Amendment of ARB No. 43, Chapter 4,” which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage) be recognized as current period charges. In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred in fiscal years beginning after June 15, 2005. The Company applied SFAS No. 151 to inventory costs incurred effective April 1, 2006. The provisions of this statement were applied prospectively. The adoption of SFAS No. 151 increased the cost of inventory by $219,000 and increased net income by the same amount for the three month period ended June 30, 2006.

(12.) Equipment held for resale.    Equipment held for resale primarily consists of parts, labor costs and other costs incurred to build equipment under a contract with Global Investments Group. Direct incremental costs associated with the purchase or construction of these items are deferred until revenue is recorded. The components of equipment held for resale as of June 30, 2006 and March 31, 2006 are (in thousands):

	June 30, 2006	March 31, 2006
Parts	$5,207	$5,187
Labor costs	705	591
Other	111	99
Total equipment held for resale	$6,023	$5,877

(13.) Property and Equipment, Net.    The components of property and equipment as of June 30, 2006 and March 31, 2006 are (in thousands):

	June 30, 2006	March 31, 2006
Building and land	$835	$803
Equipment and furniture	23,124	22,464
Construction in progress, including purchased equipment	958	802
Leasehold improvements	4,562	4,409
	29,479	28,478
Less: accumulated depreciation and amortization	(16,627)	(16,172)
Total property and equipment, net	$12,852	$12,306

Property and equipment, including tooling, are recorded at cost. Depreciation is provided over the estimated useful lives which is four to seven years for equipment and furniture using the straight-line method and twenty-five years for the building using the straight-line method. Leasehold improvements are amortized over the shorter of the life of the asset or the life of the lease using the straight-line method. Depreciation and amortization expense for the three months ended June 30, 2006 and 2005 was $637,000 and $633,000, respectively. Maintenance and minor repairs and replacements are expensed when incurred. Disposition or retirement of property and equipment related gains and losses are charged to other income/expenses.

(14.) Assessment of Impairment of Tangible and Intangible Long-Lived Assets.    In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company assesses the impairment of long-lived assets whenever events or changes in circumstances indicate that their carrying value may not be recoverable from the estimated future cash flows expected to result from their use and eventual disposition. The Company’s long-lived assets subject to this evaluation include property and equipment and amortizable intangible assets. If the Company’s estimate of future undiscounted net cash flows is insufficient to recover the carrying value of the assets, the Company will record an impairment loss in the amount by which the carrying value of the assets exceeds the fair value. If assets are determined to be recoverable but the useful lives are shorter than originally estimated, the Company depreciates or amortizes the net book value of the asset over the newly determined remaining useful lives. As of June 30, 2006 and March 31, 2006, the fair value of long-lived assets exceeds the book value. Therefore, no impairment loss has been recognized.

(15.) Accrued Liabilities.    The components of accrued liabilities as of June 30, 2006 and March 31, 2006 are (in thousands):

	June 30, 2006	March 31, 2006
Accrued payroll and fringe benefits	$301	$1,218
Accrued compensated absences	599	622
Warranty reserves	667	648
Other accrued liabilities	1,111	630
Total accrued liabilities	$2,678	$3,118

(16.) Software Development Costs.    Development costs incurred in the research and development of new software products are expensed as incurred until technological feasibility in the form of a working model has been established. To date, the Company’s software development has been completed concurrent with the establishment of technological feasibility and, accordingly, all software development costs have been charged to research and development expenses in the accompanying consolidated statements of operations.

(17.) Advance Payments from Customers.    The Company routinely receives advance payments on orders placed by its customers. The advance payments are recorded as a liability in the consolidated balance sheet until the related orders are shipped.

(18.) Revenue Recognition.    Product sales primarily consist of optical card sales, sales of optical card read/write drives and sales of specialty cards and card printers. The Company recognizes revenue from product sales when the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the fee is fixed or determinable; and (4) collectibility is reasonably assured. The Company recognizes revenue on product sales at the time of shipment when shipping terms are F.O.B. shipping point, orders are placed pursuant to a pre-existing sales arrangement and there are no post-shipment obligations other than warehousing under a U.S. government subcontract or customer acceptance criteria. Where appropriate, provision is made at the time of shipment for estimated warranty costs and estimated returns. Total warranty expense and product returns reserve during the first quarter of fiscal year 2007 were $77,000 as compared to $57,000 during the first quarter of fiscal year 2006. Actual warranty costs and returns incurred during the first quarter of fiscal year 2007 was $60,000 as compared to $64,000 during the first quarter of fiscal year 2006.

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

The Company applies the provisions of the Emerging Issues Task Force Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables,” (“EITF 00-21”) to revenue arrangements with multiple deliverables. EITF 00-21 provides criteria governing how to identify whether goods or services that are to be delivered separately in a bundled sales arrangement should be accounted for separately. Deliverables are accounted for separately if they meet all of the following criteria: a) the delivered items have stand-alone value to the customer; b) the fair value of any undelivered items can be reliably determined; and c) if the arrangement includes a general right of return, delivery of the undelivered items is probable and substantially controlled by the seller. In situations where the deliverables fall within higher-level literature as defined by EITF 00-21, the Company applies the guidance in that higher-level literature. Deliverables that do not meet these criteria are combined with one or more other deliverables.

The Company applies the provisions of Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts” (“SOP 81-1”) in applicable contracts. Revenues on time and materials contracts are recognized as services are rendered at contract labor rates plus material and other direct costs incurred. Revenues on fixed price contracts are recognized on the percentage of completion method based on the ratio of total costs incurred to date compared to estimated total costs to complete the contract. Estimates of costs to complete include material, direct labor, overhead and allowable general and administrative expenses. In circumstances where estimates of costs to complete a project cannot be reasonably estimated, but it is assured that a loss will not be incurred, the percentage-of-completion method based on a zero profit margin, rather than the completed-contract method, is used until more precise estimates can be made. The full amount of an estimated loss is charged to operations in the period it is determined that a loss will be realized from the performance of a contract. The Company recognized approximately $1,000 and $42,000 of revenues for the first quarter of fiscal years 2007 and 2006, respectively, based on a zero profit margin related to a long-term contract.

At the beginning of the fourth quarter of fiscal year 2006, the Company entered into a contract with a Middle Eastern country to provide them with a full system integration of our optical memory cards for use in that country’s personalized national ID program which includes optical memory cards, hardware, and software. The contract calls for multiple deliverables, installation, and certain client acceptance criteria, as defined in the agreement. In applying the guidance within EITF 00-21, the Company determined the deliverables are not to be accounted for as separate units, but rather as a bundled arrangement as the fair value of the undelivered items cannot be readily determined. Therefore, revenue recognition on this new contract and the associated contract costs were and will be deferred until the predominant undelivered element, the card personalization, is delivered and accepted, commencing with the installation and acceptance of the card personalization system. Total contract revenue will be recognized ratably based on actual cards personalized and accepted. As of June 30, 2006 and March 31, 2006, no revenue has been recognized under this contract, and costs incurred under the contract of $1.8 million and $1 million, respectively, were recorded as deferred contract costs in the accompanying consolidated balance sheet. The components of the current and long-term deferred contract costs consist of the following (in thousands):

	June 30, 2006	March 31, 2006
Optical memory cards and freight	$1,084	$592
Hardware and other expenses	764	449
Total deferred contract costs	$1,848	$1,041

The Company applies the provisions of Statement of Position (“SOP”) No. 97-2, “Software Revenue Recognition,” as amended by Statement of Position 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions” to all transactions involving the sale of software products. Revenue from the license of the Company’s software products is recognized when persuasive evidence of an arrangement exists, the software product has been delivered, the fee is fixed or determinable and collectibility is probable, and, if applicable, upon acceptance when acceptance criteria are specified or upon expiration of the acceptance period. Software revenue was immaterial for the three months ended June 30, 2006 and 2005.

License revenue, which may consist of up-front license fees and long-term royalty payments, is recognized as revenue when earned. There were no license revenues recorded for the three month period ending June 30, 2006 and 2005.

The Company sold a license, effective April 3, 2004, to Global Investments Group (GIG), based in Auckland, New Zealand, for card manufacturing in Slovenia. This agreement provides for payments to the Company of $14 million for a 20-year license and five-year training support package, followed by $15 million paid $1 million annually for ongoing support for an additional 15 years. Additionally, the Company is to sell approximately $11 million worth of the required manufacturing equipment and installation support for the new facility to be built by GIG to provide a targeted initial manufacturing capacity of 10 million optical cards annually. As of June 30, 2006, the Company had acquired $6 million of this equipment classified as equipment held for resale on its consolidated balance sheet. The Company has received $20.5 million of payments called for in the agreements, consisting of a partial payment for the equipment and training of $6.5 million and $14 million for the license fee and support. The Company and GIG agreed, as of June 29, 2006, to eliminate one piece of equipment and reduce the remaining $5.95 million due for equipment to $5.05 million and to revise the payment schedule so that this $5.05 million will be due through staged payments by September 30, 2006. The Company intends to maintain possession of the equipment until the final payments are made. For the $20.5 million the Company received, $18.5 million was recorded as advance payments from customer and $2 million for the licensing fee was recorded as deferred revenue, which were both classified as long-term liabilities within the consolidated balance sheets. In addition to the $40 million discussed above, GIG is to pay the Company royalties for each card produced under the license. The territories covered by the license include most of the European Union and eastern European regions. GIG has exclusive marketing rights in certain territories, with performance goals to maintain these rights. The Company will assign a person on site during the license term to assist with quality, security and operational procedures, with the mutual goal that the facility and the cards made in the facility conform to the Company’s standards. The Company also retains rights to utilize up to 20% of the new facility capacity as backup and capacity buffer to augment its own card manufacturing facilities in Mountain View, California and at its German subsidiary. The granting of this license to GIG establishes a potential second source supplier of optical memory cards for existing and prospective customers who may request multiple sources for cards. The agreement contains various elements including a card manufacturing license, sale and installation of equipment, training, and ongoing support, and contingent payments for the sale of materials, and royalty payments for cards manufactured. In accordance with EITF 00-21, the card manufacturing license, sale and installation of equipment, training, and ongoing support have been accounted for as one unit of accounting, since the Company is unable to determine evidence of the fair value of any of the undelivered items. Accordingly, revenues for the arrangement have been deferred and will be recognized based on the predominant undelivered item, which is the ongoing annual support of the manufacturing equipment over the remainder of the 20-year license period beginning when the equipment is accepted and training has been completed, which date is dependent on GIG providing a facility in Slovenia. Pursuant to FTB 90-1, “Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts” this revenue will be recognized ratably over the remaining term of the agreement. The Company also defers direct and incremental expenses associated with building the card manufacturing equipment and with the delivery of other services for which revenue has been deferred, and the Company will recognize these expenses as the Company recognizes the related revenue. Royalty revenue will be recorded as revenue in the period when earned based upon the number of optical memory cards manufactured by the licensee as defined in the agreement. The Company determined this by analogy to the treatment of software licenses in accordance with SOP 97-2 whereby royalty fees receivable may be recorded as revenue as the customer of a software maker sublicenses its product to end-users. The Company determined this is analogous to the royalties earned by the Company as GIG sells optical memory cards to its customers. Raw material purchases will be recorded as revenue and the related cost charged to cost of goods sold in the period when shipped and the other revenue recognition criteria of SAB 104 are met. Revenue from this element can not be recorded on a straight line basis because the level of purchases is unknown.

(19.) Research and Development Expenses.    Costs related to research, design and development of products are charged to research and development expense as incurred. Research and development costs include salaries, contractor fees, building and utility costs, and depreciation.

(20.) Shipping and Handling Costs.    Shipping and handling costs are recorded in cost of product sales.

(21.) Advertising Costs.    Advertising costs consist of development and placement costs of the Company’s advertising campaigns and are charged to expense when incurred. Advertising expense was approximately $188,000 and $183,000 for the first quarter of fiscal years 2007 and 2006, respectively.

(22.) Stock-based Compensation.

Effective April 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment, which requires share-based payment transactions to be accounted for using a fair value-based method and the recognition of the related expense in the results of operations. Prior to the adoption of SFAS No. 123(R), as permitted by SFAS No. 123, Accounting for Stock-Based Compensation, the Company accounted for share-based payments to employees in accordance with Accounting Principles Board Opinion No. (“APB”) 25, Accounting for Stock Issued to Employees, utilizing the intrinsic value method. Therefore the Company generally recognized compensation expense for restricted stock awards and directors’ fees paid in common stock and did not recognize compensation cost for employee and director stock options. SFAS No. 123(R) allows companies to choose one of two transition methods: the modified prospective transition method or the modified retrospective transition method.

The Company adopted SFAS No. 123(R) using the modified prospective method of transition which requires compensation expense related to share based payments to be recognized beginning on the adoption date over the vesting period for awards granted after April 1, 2006 and over the remaining service period for the unvested portion of awards granted prior to April 1, 2006. The consolidated financial statements for prior periods have not been restated to reflect the impact of adopting SFAS No. 123(R).

Under the provisions of SFAS No. 123(R), stock-based compensation cost is estimated at the grant date based on the fair value of the award and compensation cost is recognized as an expense over the requisite service period of the award, generally the vesting period. The fair value of non-vested stock awards was determined by reference to the fair market value of the Company’s common stock on the date of grant. Consistent with the valuation method the Company used for disclosure-only purposes under the provisions of SFAS No. 123, the Company uses the Black-Scholes valuation model to estimate the fair value of option awards. Determining the appropriate fair value model and related assumptions requires judgment, including estimating stock price volatility, forfeiture rates and expected terms.

The following assumptions were utilized to estimate the fair value of the Company’s stock option awards during the first quarter of fiscal year 2007:

Expected stock price volatility	55%
Risk free interest rate	5%
Expected life of options	4.4 to 5 years
Expected annual dividends	—

The expected volatility rate was based on the historical volatility of the Company’s common stock. The expected term represents the average time options that vest are expected to be outstanding based on the vesting provisions and the Company’s historical exercise, cancellation and expiration patterns. The Company estimated forfeitures based on historical rates when recognizing compensation expense. Forfeitures were estimated based on voluntary termination behavior, as well as an analysis of actual option forfeitures.

The risk-free interest rate was based on U.S. Treasury zero-coupon issues with maturity approximating the expected term as of the week of the grant date. There was no annual dividend rate assumed as a cash dividend is not expected to be declared and paid in the foreseeable future. The Company will update these assumptions on at least an annual basis and on an interim basis if significant changes to the assumptions are warranted.

With the adoption of SFAS No. 123(R), the Company recorded stock-based employee compensation expense of $414,000 for the three months ending June 30, 2006, net of estimated forfeitures. The Company recognized the full impact of its equity incentive plans in the consolidated statements of operations for the three months ended June 30, 2006 and did not capitalize any such costs in the consolidated balance sheet.

Stock-based compensation expense as a result of the adoption of SFAS No. 123 (R) included in the Company’s consolidated statements of operations was allocated for the three months ended June 30, 2006 as follows (in thousands):

Three Months Ended June 30, 2006
Cost of product sales	$87
General and administrative expense	221
Research and development expense	106

Stock-based compensation expense before income tax	414
Less: income tax benefit	—

Net stock-based compensation expense after income tax	$414

The Company also had an expense of $19,000 relating to ESPP which is included in the Company’s consolidated statements of operations for the three months ended June 30, 2006.

The Company had previously adopted the provisions of SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, through disclosure only. The following table illustrates the effect on net loss and net loss per share for the three months ended June 30, 2005 as if the Company had applied the fair value recognition provisions of SFAS No. 123(R) to stock-based employee awards.

Three Months Ended June 30, 2005
Net loss, as reported	$(1,694)
Add: stock based employee compensation expense included in reported net income (loss), net of tax	32
Deduct: stock-based compensation expense determined using fair value based method for all awards, net of tax	(326)
Net loss, pro forma	$(1,988)

Net loss per common share:
Basic and diluted, as reported	$(0.15)
Basic and diluted, proforma	$(0.18)

Using Black-Scholes option-pricing model, the fair values of options granted during the three-month period ended June 30, 2005 were calculated with the following weighted-average assumptions:

Expected stock price volatility	55%
Risk free interest rate	3.8%
Expected life of options	5 years
Expected annual dividends	—

The following table summarizes the stock option activity for the three months ended June 30, 2006:

	Stock Options	Weighted Average Exercise Price
Outstanding at March 31, 2005	2,063,623	$12.27
Granted	309,625	16.79
Exercised	(87,779)	10.47
Canceled/expired/forfeited	(7,076)	14.68

Outstanding at June 30, 2006	2,278,393	$12.95

Options vested and exercisable at June 30, 2006	1,494,105	$13.34

As of June 30, 2006 there was approximately $7.6 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under our stock incentive plans which is expected to be recognized over the remaining vesting period through June 30, 2010.

2004 Equity Incentive Compensation Plan (the “2004 Plan”):    The 2004 Plan provides for the grant of restricted share awards, options, stock units and stock appreciation rights, any of which may or may not require the satisfaction of performance objectives, with respect to shares of our common stock to directors, officers, employees and consultants of the Company and its subsidiaries. The exercise price of stock options may not be less than 100% of the fair market value of the Common Stock as of the date of grant (110% of the fair market value if the grant is of an incentive stock option to an employee who owns more than 10% of the total combined voting power of all classes of the Company’s capital stock). Options granted may not be exercised more than 10 years after the date of grant (five years after the date of grant if the grant is an incentive stock option to an employee who owns more than 10% of the total combined voting power of all classes of the Company’s capital stock). The Board of Directors specifies the term of options (previously 10 years and now 7 years) and the vesting schedule for exercise of options, generally 25% after one year and six and one quarter percent quarterly for the next 3 years.

Employee Stock Purchase Plan.    The Company has an Employee Stock Purchase Plan (Stock Purchase Plan), under which eligible employees may designate from 2% to 6% of their compensation to be withheld for the purchase of shares of common stock at 67% of a trailing average price. The differential between fair market value and the average price of the shares sold under the Stock Purchase Plan is charged to operations as a compensation expense and is taxed to the employee as income. The Company recorded compensation expense of $19,000 related to the Stock Purchase Plan for the three months ended June 30, 2006.

(23.) Comprehensive Income (Loss).    Under SFAS No. 130, “Reporting Comprehensive Income,” comprehensive income (loss) is defined as the changes in equity of an enterprise except for those resulting from stockholders’ transactions. For the three months ended June 30, 2006 and 2005, comprehensive income (loss) is as follows (in thousands):

	Three Months Ended June 30,
	2006	2005
Net income (loss)	$212	$(1,694)
Net change in cumulative foreign currency translation adjustments	71	(204)
Other comprehensive income (loss)	$283	$(1,898)

(24.) Recent Accounting Pronouncements.    In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. FIN 48 will be effective for fiscal years beginning after December 15, 2006. We are currently in the process of evaluating the effect, if any, FIN 48 will have on our condensed consolidated financial statements.

Except for the adoption of SFAS No. 123(R) and SFAS No. 151 effective April 1, 2006, no other recent accounting pronouncements have been issued which would currently have a material effect on our condensed consolidated financial statements.

(25.) Indemnification.    The Company’s major sales agreements provide remedies to customers, such as defense, settlement, or payment of judgment for intellectual property claims related to the use of the Company’s products. The Company also has indemnified various vendors for certain potential claims. The Company has also entered into indemnification agreements with its directors and officers and the Company’s bylaws contain similar indemnification obligations. To date, there have been no claims made under such indemnifications and as a result the associated estimated fair value of the liability is not material. The Company is required to indemnify the investors in the Company’s December 2003 financing from any third party claim based upon any untrue statement or alleged untrue statement of a material fact contained in the Registration Statement covering the resale of the shares purchased by such investors, or any failure by the Company to fulfill any undertaking included in the Registration Statement.

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

The reconciliation of the denominators of the basic and diluted net income (loss) per share computation for the three months ended June 30, 2006 and 2005 is shown in the following table (in thousands, except per share data):

	Three Months Ended June 30,
	2006	2005
Net income (loss)	$212	$(1,694)
Basic net income (loss) per share:
Weighted average common shares outstanding	11,768	11,345
Basic net income (loss) per share	$0.02	$(0.15)
Diluted net income (loss) per share:
Weighted average common shares outstanding	11,768	11,345
Weighted average common shares from stock option grants	512	—
Weighted average common shares and common stock equivalents outstanding	12,280	11,345
Diluted net income (loss) per share	$0.02	$(0.15)

Stock options having an exercise price greater than the average market value for profitable periods are excluded from the calculation of diluted net income per share, as their effect would be antidilutive. Therefore, stock options to purchase 188,000 shares and warrants to purchase 174,057 shares were excluded from the calculation of diluted net income per share for the three months ended June 30, 2006. As the effect of common stock equivalents would be antidilutive since the Company incurred a loss in the three months ended June 30, 2005, all stock options and warrants were excluded from the calculation of diluted net loss per share for that period.

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

The accounting policies used to derive reportable segment results are the same as those described in the “Summary of Significant Accounting Policies.” Resources are allocated to the optical memory card and optical card drive segments in a manner that optimizes optical memory card revenues and to the specialty card and printers segment in a manner that optimizes consolidated income as determined by the chief operating decision maker. Segment revenues are comprised of sales to external customers. Segment gross profit (loss) includes all segment revenues less the related cost of sales. Accounts receivable, cash, deferred income taxes, prepaid expenses, fixed assets and inventory are not separately reported by segment to the chief operating decision maker. Therefore, the amount of assets by segment is not meaningful. There are no inter-segment sales or transfers. All of the Company’s long-lived assets are attributable to the United States except for $5.6 million at June 30, 2006.

The Company’s chief operating decision maker is currently the Company’s Chief Executive Officer. The chief operating decision maker reviews financial information presented on a consolidated basis that is accompanied by disaggregated information about revenues and gross profit (loss) by segment.

The table below presents information for optical memory cards, optical card drives and specialty cards and card printers and a reconciliation of segment results to amounts included in the Company’s consolidated financial statements for the three months ended June 30, 2006 and 2005 (in thousands):

Three Months Ended June 30, 2006

	Optical Memory Cards	Optical Card Drives	Specialty Cards & Card Printers	Segment Total	Other (a)	Total
Revenues	$7,495	$184	$2,875	$10,554	$—	$10,554
Cost of product sales	3,851	362	2,176	6,389	—	6,389
Gross profit (loss)	3,644	(178)	699	4,165	—	4,165
Depreciation and amortization expense	394	44	81	519	118	637

Three Months Ended June 30, 2005

	Optical Memory Cards	Optical Card Drives	Specialty Cards & Card Printers	Segment Total	Other (a)	Total
Revenues	$3,865	$309	$2,820	$6,994	$—	$6,994
Cost of product sales	2,752	419	1,983	5,154	—	5,154
Gross profit (loss)	1,113	(110)	837	1,840	—	1,840
Depreciation and amortization expense	380	31	67	478	155	633

(a)	Other depreciation and amortization expense represents amounts charged to selling, general and administrative and research and development.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this Form 10-Q Report and the consolidated financial statements and notes thereto for the year ended March 31, 2006, included in the Company’s fiscal 2006 Annual Report on Form 10-K.

FORWARD-LOOKING STATEMENTS

All statements contained in this report that are not historical facts are forward-looking statements. The forward-looking statements in this report are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. They are not historical facts or guarantees of future performance or events. Rather, they are based on current expectations, estimates, beliefs, assumptions, and goals and objectives and are subject to uncertainties that are difficult to predict. As a result, the Company’s actual results may differ materially from the statements made. Often such statements can be identified by their use of words such as “may,” “will,” “intends,” “plans,” “believes,” “anticipates,” “visualizes,” “expects,” and “estimates.” Forward-looking statements made in this report include statements as to the Company’s belief that the expired U.S. government contract will be replaced with a new contract prior to October, 2006; the Company’s beliefs as to current and potential market segments, customers, and applications for and deployment of the products of the Company; the advantages of, potential income from, and duties to be performed under the sale of a second-source card manufacturing license to Global Investments Group (GIG); the Company’s intent to retain the GIG equipment until it is fully paid by GIG; future scheduled payments and contingent royalties under the GIG contract, GIG’s production capacity, and that the Company will sell equipment to GIG, provide GIG with installation support, and have on-site personnel; production quantities, delivery rates and expected delivery schedule, backlog, and revenue recognition for Company products for U.S. or foreign government id card programs, including that the prime contractor for a Middle Eastern country will place a series of up to ten purchase orders over the next year under its contract valued at over $11 million, including the two orders already placed aggregating $2.8 million, and that the Middle Eastern country will install the requisite infrastructure so that the Company can recognize revenue after card personalization in September or October, 2006; potential annual revenues being $40 million at full implementation from the Italy program with expected reuenues to be more than $20 million in fiscal 2007; our expectation for no future growth from the US Green Card and Laser Visa BCC program, with steady state revenue to average $9.5 million if our contract is renewed; plans to increase card production capacity for anticipated increases in orders including $9 million in capital equipment and leasehold improvements during the next twelve months; the Company expecting annual growth in the optical card drive segment averaging 50% over the next several years beginning with fiscal 2006 and growth of less than 10% in the speciality card and printer segment but not expecting significant profit from the optical card drive market (e.g. 10% margin in fiscal 2007 on higher sales); the Company’s intent to update at least annually its FAS 123R assumptions; our intent to find another photographic film supplier should Kodak cease supplying such film and to take advantage of any last-buy opportunity which Kodak may choose to provide; our intent to pursue patent infringers by litigation, arbitration, or negotiation; the need for, expected success of, and potential benefits from the Company’s research and development efforts, including the $1,000 hand-held drive, and whether they can stimulate card sales growth; expectations regarding revenues (overall and by segment and by customer), margins, profit (including a loss in the second quarter of fiscal 2007 and likely losses in the future if full implementation of the Italian program is further delayed), and the Company’s deferred tax asset and related valuation allowance; our belief that our current five major prgrams, plus maybe one or two others, will be the basis for a substantial majority of our revenues in the near term; estimates of optical card production capacity, the Company’s ability to expand production capacity, and the Company’s plans and expectations regarding the growth and associated capital costs of such capacity;; estimates that revenues and advance payments will be sufficient to generate cash from operating activities over the next 12 months and fund our planned capital expenditures despite expected quarterly fluctuations; expectations regarding market growth, product demand, and the continuation of current programs; and the Company’s long-term revenue growth objectives, and drive pricing strategy.

These forward-looking statements are based upon the Company’s assumptions about and assessment of the future, which may or may not prove true, and involve a number of risks and uncertainties including, but not limited to, whether there is a market for cards for homeland security in the U.S. and abroad, and if so whether such market will utilize optical memory cards as opposed to other technology; customer concentration and reliance on continued U.S. and Italian government business; risks associated with doing business in and with foreign countries; whether the

Company will be successful in assisting GIG with factory startup and training; whether GIG will have the financial wherewithal to make the balance of its required payments to the Company and to operate the facility; whether the facility will efficiently produce high quality optical memory cards in volume and that meet our standards; lengthy sales cycles and changes in and dependence on government policy-making; reliance on value-added resellers and system integrators to generate sales, perform customer system integration, develop application software, integrate optical card systems with other technologies, test products, and work with governments to implement card programs; risks and difficulties associated with development, manufacture, and deployment of optical cards, drives, and systems; the ability of the Company or its customers to initiate and develop new programs utilizing the Company’s card products; risks and difficulties associated with development, manufacture, and deployment of optical cards, drives, and systems; potential manufacturing difficulties and complications associated with increasing manufacturing capacity of cards and drives, implementing new manufacturing processes, and outsourcing manufacturing; the Company’s ability to produce and sell read/write drives in volume; the unpredictability of customer demand for products and customer issuance and release of corresponding orders; government rights to withhold order releases, reduce the quantities released, and extend shipment dates; whether the Company receives a fixed shipment schedule, enabling the Company to recognize revenues on cards delivered to the vault instead of when cards later are shipped from the vault; the impact of technological advances, general economic trends, and competitive products; the impact of changes in the design of the cards; and the possibility that optical memory cards will not be purchased for the full implementation of card programs in Italy, a Middle Eastern country and India, or for DHS programs in the U.S., or will not be selected for other government programs in the U.S. and abroad; unanticipated delays in obtaining U.S. government approvals to extend or replace its expiring contract; the risks set forth in the section entitled “Risks ” and elsewhere in this report; and other risks detailed from time to time in the Company’s SEC filings. These forward-looking statements speak only as to the date of this report, and, except as required by law, the Company undertakes no obligation to publicly release updates or revisions to these statements whether as a result of new information, future events, or otherwise.

CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. Note 2 to the condensed consolidated financial statements describes the significant accounting policies and methods used in the preparation of the condensed consolidated financial statements. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we evaluate our estimates, including those related to our revenues, inventories, stock-based compensation, warranties, and income taxes. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

Our critical accounting policies are those that both (1) are most important to the portrayal of the financial condition and results of operations and (2) require management’s most difficult, subjective, or complex judgments, often requiring estimates about matters that are inherently uncertain. These critical accounting policies reflect our significant judgments, assumptions, and estimates used in the preparation of the condensed consolidated financial statements. Our management has discussed the development and selection of these critical accounting policies and estimates with the Audit Committee of our Board of Directors and the Audit Committee has reviewed our disclosures relating to them in this report. We consider the accounting policies described below to be our critical accounting policies:

Revenue Recognition.    Product sales primarily consist of optical cards, optical card drives and specialty cards and card printers. The Company recognizes revenue from product sales when the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the fee is fixed or determinable; and (4) collectibility is reasonably assured. The Company recognizes revenue on product sales at the time of shipment when shipping terms are F.O.B. shipping point, orders are placed pursuant to a pre-existing sales arrangement and there are no post-shipment obligations other than warehousing under a U.S. government subcontract or customer acceptance criteria. Where appropriate, provision is made at the time of shipment for estimated warranty costs and estimated returns, and such provision is included in accrued liabilities in the Company’s consolidated balance sheet. Total warranty expense and product returns reserve during the first quarter of fiscal year 2007 were $77,000 as compared to $57,000 during the first quarter of fiscal year 2006. Actual warranty costs and returns incurred during the first quarter of fiscal year 2007 was $60,000 as compared to $64,000 during the first quarter of fiscal year 2006.

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

Emerging Issues Task Force No. 00-21, “Revenue Arrangements with Multiple Deliverables,” (EITF 00-21) provides criteria governing how to identify whether goods or services that are to be delivered separately in a bundled sales arrangement should be accounted for separately. Deliverables are accounted for separately if they meet all of the following criteria: a) the delivered items have stand-alone value to the customer; b) the fair value of any undelivered items can be reliably determined; and c) if the arrangement includes a general right of return, delivery of the undelivered items is probable and substantially controlled by the seller. In situations where the deliverables fall within higher-level literature as defined by EITF 00-21, the Company applies the guidance in that higher-level literature. Deliverables that do not meet these criteria are combined with one or more other deliverables. The Company adopted EITF 00-21 for any new arrangements entered into after July 1, 2003 and now assesses all revenue arrangements against the criteria set forth in EITF 00-21.

The Company applies the provisions of Statement of Position (“SOP”) No. 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts” (SOP No. 81-1) in applicable contracts. Revenues on time and materials contracts are recognized as services are rendered at contract labor rates plus material and other direct costs incurred. Revenues on fixed price contracts are recognized on the percentage of completion method based on the ratio of total costs incurred to date compared to estimated total costs to complete the contract. Estimates of costs to complete include material, direct labor, overhead and allowable general and administrative expenses. In circumstances where estimates of costs to complete a project cannot be reasonably estimated, but it is assured that a loss will not be incurred, the percentage-of-completion method based on a zero profit margin, rather than the completed-contract method, is used until more precise estimates can be made. The full amount of an estimated loss is charged to operations in the period it is determined that a loss will be realized from the performance of a contract.

During the first quarter ended June 30, 2006 and 2005, the Company recognized approximately $1,000 and $42,000, respectively, of revenues based on a zero profit margin related to a long-term contract.

At the beginning of the fourth quarter of fiscal year 2006, the Company entered into a contract with a Middle Eastern country to provide them with a full system integration of our optical memory cards for use in that country’s personalized national ID program which includes optical memory cards, hardware, and software. The contract calls for multiple deliverables, installation, and certain client acceptance criteria, as defined in the agreement. In applying the guidance within EITF 00-21, the Company determined the deliverables are not to be accounted for as separate units, but rather as a bundled arrangement as the fair value of the undelivered items cannot be readily determined. Therefore, revenue recognition on this new contract and the associated contract costs were and will be deferred until the predominant undelivered element, the card personalization, is delivered and accepted, commencing with the installation and acceptance of the card personalization system. Total contract revenue will be recognized ratably based on actual cards personalized and accepted. As of June 30, 2006, no revenue has been recognized under this contract, and costs incurred under the contract of $1.8 million were recorded as deferred contract costs under the assets on the accompanying consolidated balance sheet.

License revenue, which may consist of up-front license fees and royalty payments, is recognized as revenue when earned. There was no license revenue recorded in the three months ended June 30, 2006 and 2005.

The Company entered into an agreement with Global Investments Group (GIG), effective April 3, 2004, for the manufacturing of optical memory cards. In accordance with EITF 00-21, the card manufacturing license, sale and installation of equipment, training, and ongoing support have been accounted for as one unit of accounting, since the Company is unable to determine evidence of the fair value of any of the undelivered items. Accordingly, revenues for the arrangement have been deferred and will be recognized based on the predominant undelivered item, which is the ongoing annual support of the manufacturing equipment over the remainder of the 20-year license period. Pursuant to FTB 90-1, “Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts” revenue will be recognized ratably over the remaining term of the agreement beginning when the equipment is accepted and training has been completed, which date is dependent on GIG providing a facility in Slovenia. The Company also defers direct and incremental expenses associated with building the card manufacturing equipment and with the delivery of other services for which revenue has been deferred, and the Company will recognize these expenses as the Company recognizes the related revenue. Royalty revenue will be recorded as revenue in the period when earned based upon the number of optical memory cards manufactured by the licensee as defined in the agreement. The Company determined this by analogy to the treatment of software licenses in accordance with SOP 97-2 whereby royalty fees receivable may be recorded as revenue as the customer of a software maker sublicenses its product to end-users. The Company determined this is analogous to the royalties earned by the Company as GIG sells optical memory cards to its customers. Raw material purchases will be recorded as revenue and the related cost charged to cost of goods sold in the period when shipped and the other revenue recognition criteria of SAB 104 are met. Revenue from this element can not be recorded on a straight line basis because the level of purchases is unknown.

The Company applies the provisions of Statement of Position No. 97-2, “Software Revenue Recognition,” as amended by Statement of Position 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions” to all transactions involving the sale of software products. Revenue from the license of the Company’s software products is recognized when persuasive evidence of an arrangement exists, the software product has been delivered, the fee is fixed or determinable, and collectibility is probable, and, if applicable, upon acceptance when acceptance criteria are specified or upon expiration of the acceptance period. Software revenue was immaterial for the three months ended June 30, 2006 and 2005, respectively.

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

Significant management judgment is required in determining the provision for income taxes and, in particular, any valuation allowance recorded against the Company’s deferred tax assets. The Company determined in fiscal year 2004 that due to the Company’s recent cumulative tax loss history for the previous three-year period, income statement loss history over the previous five quarters, and the difficulty in forecasting the timing of future revenue as evidenced by the deviations in achieved revenues from expected revenues during the previous few quarters and taking into account the newness of certain customer relationships, that it was necessary to increase the valuation allowance under SFAS No. 109 to the full amount of the deferred tax asset. As a result, the Company determined that a full valuation allowance was required to net against its deferred tax assets in fiscal year 2004 and continues to have a full valuation allowance as of June 30, 2006.

The fiscal year 2004 acquisition of Challenge Card Design GmbH resulted in a deferred tax liability of $578,000 at June 30, 2006 and $568,000 at March 31, 2006.

The Company’s methodology for determining the realizability of its deferred tax assets involves estimates of future taxable income; the estimated impact of future stock option deductions; and the expiration dates and amounts of net operating loss carryforwards. These estimates are based on near-term projections and assumptions which management believes to be reasonable. The Company has had difficulty in the past, and expects to have continued difficulty in the future, in reliably forecasting its foreign business and the revenue to be received from it. This, in combination with the three-year cumulative tax loss for the period ended March 31, 2006, resulted in the Company basing its estimates of future income for these purposes on booked orders only. As circumstances change, the Company may in the future be able to estimate future revenue based upon its forecast revenues rather than only using booked orders, although the Company cannot say when this will occur.

In concluding that a valuation allowance was required at the end of fiscal year 2006 and is still required at June 30, 2006, the Company considered both the positive and negative evidence regarding its ability to generate sufficient future taxable income to realize its deferred tax assets. Positive evidence included having achieved profitability for financial reporting purposes for fiscal year 2006. Other positive evidence included (1) the level of sales and business experienced under the contract with the Canadian government’s Permanent Resident Card program; (2) prospects in Italy and a Middle Eastern country for national identification card programs; and (3) expected future orders. Negative evidence included (1) the Company’s reliance on a limited number of customers for a substantial portion of its business; (2) the uncertainty in timing of anticipated orders from customers; (3) the impact of future stock option deductions on taxable income; (4) the financial statement loss for the fourth quarter of fiscal year 2003 through the first two quarters of fiscal year 2006; and (5) the prior three years’ cumulative tax net operating losses excluding the advance payments from GIG. In weighing the positive and negative evidence above, the Company considered the “more likely than not” criteria pursuant to SFAS No. 109 as well as the following risks: “dependence on a limited number of customers,” “lengthy sales cycles,” “technological change,” and “competition”. As described above, the Company concluded that the negative evidence outweighed the positive evidence and as a result increased the valuation allowance to be equal to the full amount of the deferred tax asset as of March 31, 2006 and again at June 30, 2006.

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

Management’s analysis of the carrying value of card and read/write drive inventory is performed on a quarterly basis. With respect to inventory carrying values, the Company follows the principles articulated in SFAS No. 151, “Inventory Costs — an Amendment of ARB No. 43, Chapter 4,” “Inventory Pricing,” paragraphs 5 through 7 and 10 and other authoritative guidance (e.g. SAB 100) as it relates to determining the appropriate cost basis of inventory and determining whether firm, noncancelable purchase commitments should be accrued as a loss if forecasted demand is not sufficient to utilize all such committed inventory purchases and further clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage) be recognized as current period charges. In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred in fiscal years beginning after June 15, 2005. The Company applied SFAS No. 151 to inventory costs incurred effective April 1, 2006. The provisions of this statement were applied prospectively.

Prior to the adoption of SFAS No. 151, full overhead absorption would only occur if we produced at full capacity at each operation. This resulted in the recording of the idle capacity, the difference between actual production and full capacity, as a period cost on the income statement for the period in which it arose. In applying SFAS No. 151, our analysis has shown that normal capacity is less than full capacity. Therefore, the amount of period cost for excess capacity is reduced, and the per-unit amount of overhead applied to production and inventory has increased. The SFAS No. 151 valuation applied on a FIFO basis resulted in an increase to the inventory value totaling $219,000.

As part of the Company’s quarterly excess/obsolete inventory analysis, management also determines whether lower of cost or market adjustments (i.e., where selling prices less certain costs are not sufficient to recover inventory carrying values) are warranted; during the first quarter of fiscal year 2007 and 2006, the Company did not record any lower of cost or market adjustments in the Company’s consolidated statements of operations. In those instances where the Company has recorded charges for excess and obsolete inventory, management ensures that such new cost basis is reflected in the statement of operations if that inventory is subsequently sold. The Company’s inventory reserves are based upon the lower of cost or market for slow moving or obsolete items. As a result, the Company believes a 10% increase or decrease of sales would not have a material impact on such reserves.

Share-Based Compensation

As described in detail in Note 2, Share-Based Compensation, of the accompanying notes to condensed consolidated financial statements, effective April 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123(R), using the modified-prospective transition method. Under the fair value recognition provisions of SFAS No. 123(R), share-based compensation cost is estimated at the grant date based on the fair value of the award and is recognized as expense, net of estimated forfeitures, ratably over the vesting period of the award. Calculating share-based compensation expense requires the input of highly subjective assumptions, including the expected term of the share-based awards, stock price volatility, and pre-vesting stock option forfeitures. We estimated the expected life of stock options granted for the three period ended June 30, 2006 based upon historical vesting exercise, cancellation, and expiration pattern. We estimate the volatility of our common stock at the date of grant based on the historical volatility of our common stock. The assumptions used in calculating the fair value of stock-based awards represent our best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our share-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. We estimate the forfeiture rate based on historical experience. If our actual forfeiture rate is materially different from our estimate, the stock-based compensation expense could be significantly different from what we have recorded in the current period.

As a result of adopting SFAS No. 123(R) using the modified prospective method, our net income applicable to common shareholders for the three months ended June 30, 2006 includes $414,000 of share based compensation expense included in the condensed consolidated statements of income. As of June 30, 2006, $7.6 million of total unrecognized compensation cost related to unvested share-based compensation arrangements is expected to be recognized over the remaining vesting period through June 30, 2010. Prior to the adoption of SFAS No. 123(R), we provided pro forma disclosures of net income (loss) applicable to common shareholders and net income (loss) per share applicable to common shareholders as if the fair-value-based method had been applied. Our prior consolidated financial statements have not been restated.

Warranties.    We have estimated reserves for product returns under warranty. We estimate our reserves by utilizing historical information for existing products. Total warranty expense and product returns reserve during the first quarter of fiscal year 2007 were $77,000 as compared to $57,000 during the first quarter of fiscal year 2006. Actual warranty costs and returns incurred during the first quarter of fiscal year 2007 was $60,000 as compared to $64,000 during the first quarter of fiscal year 2006.

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

RESULTS OF OPERATIONS—FISCAL YEAR 2007 FIRST QUARTER
COMPARED WITH FISCAL YEAR 2006 FIRST QUARTER

Overview

Headquartered in Mountain View, California, LaserCard Corporation manufactures LaserCard® optical memory cards and card related products, including chip-ready OpticalSmart™ cards. In addition, the Company operates a wholly owned German subsidiary, Challenge Card Design Plastikkarten GmbH (“CCD”), with offices in Rastede and Ratingen, Germany, which manufactures advanced-technology cards provides manufacturing capacity for certain steps of optical memory card production, and markets cards, system solutions, and thermal card printers. The Company completed the merger of cards & more GmbH into Challenge Card Design Plastikkarten GmbH in January 2006.

In addition to using its own marketing staff in California, New York, Washington D.C. area, and Germany, the Company utilizes value added reseller (VAR) companies and card distribution licensees, who generally have knowledge in specific markets, for the development of markets and applications for LaserCard products. Product sales to VARs and licensees consist primarily of the Company’s optical memory cards and optical card read/write drives. The Company also offers for sale, its customized software applications and add-on peripherals made by other companies (such as equipment for adding a digitized photo, and fingerprint to the cards). These peripherals have not generated significant revenue for the Company but have demonstrated various system options. The VARs/licensees may add application software, personal computers, and other peripherals, and then resell these products as integrated solutions. The Company is continuing its efforts to recruit new VARs and eliminate nonproductive VARs.

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

The table below presents condensed consolidated revenues, excluding inter-company transactions, recorded by the U.S. and German operations (in thousands):

	Three Months Ended June 30,
	2006	2005
U.S. operations	$7,679	$4,186
German operations	$2,875	$2,808

Revenues recorded by the U.S. operations are generally to a small number of government customers located throughout the world. Revenues recorded by the German operations are mainly for a relatively large number of commercial customers.

Revenues for the major government programs are shown below as a percentage of total revenues:

	Three Months Ended June 30,
	2006	2005
United States Green Cards and Laser Visa BCCs	22%	35%
Canadian Permanent Resident Cards	4%	3%
Italian Carta d’Identità Elettronica (CIE) Cards	1%	3%
Italian Permesso di Soggiorno Elettronico (PSE) Cards	20%	—

For the government of Italy, the Company has in the past received orders for CIE cards (Carta d’Identità Elettronica) and PSE cards (Permesso di Soggiorno Elettronico) but did not receive any such orders during the first quarter of fiscal year 2007. As card issuance infrastructure is more fully developed and the national ID card system functions as designed, CIE and PSE card orders could ramp toward their full implementation level and could potentially result in annual revenues of $40 million when these two national ID programs are fully implemented. Backlog for these programs totaled $0.4 million at June 30, 2006 and is deliverable through September 2006. The Company believes that card revenue for these programs could amount to $20 million or more in its fiscal year ending March 31, 2007 although current backlog is minimal and incremental shipments beyond the backlog will require additional orders.

U.S. Laser Visa Border Crossing Cards (BCCs) and Green Cards for the U.S. Department of Homeland Security (DHS) are an important part of the Company’s revenue base. For these programs, the Company recorded card revenues of $2.3 million for the first quarter of fiscal year 2007, and $2.5 million for the first quarter of fiscal year 2006. The Company is currently delivering on orders placed prior to the expiration of a U.S. government subcontract in November 2005. Backlog at June 30, 2006 for these programs, which is deliverable through August 2006, totaled $1.3 million. The Company expects to receive a new multi-year subcontract by October 2006 although no assurance can be given.

For fiscal year 2007, shipments under a subcontract for Canada’s Permanent Resident Cards totaled $0.4 million. The backlog at June 30, 2006 was $1.5 million deliverable through June 2007. The delivery rate is subject to increase or decrease by customer request.

For the fiscal year 2006, the Company recorded revenue of $1.7 million for the national ID card program in a Middle Eastern country, with all of the shipments made during the first six months of the fiscal year. In January 2006, the Company entered into a separate $11 million contract for the supply of secure national ID cards for the same Middle Eastern government national ID card program and the supply, installation and support of associated card personalization equipment, consumables and software. Deliveries are expected over approximately a one-year period as the prime contractor elects to place a series of up to ten purchase orders. In addition, the contractor has four annual purchase options valued at approximately $39 million in the aggregate. The cards are being issued to adult citizens for national identity purposes and feature the latest advancements in identity theft protection provided by Optical IDLock™, a combination of the highly-secure LaserCard® optical memory technology and Embedded HologramHD™, the new high-definition “photographic quality” etched image. This subcontract is the first time that LaserCard Corporation has assumed responsibility for both supplying and installing personalization hardware, the oversight of the card personalization process, and the quality of the fully personalized cards, including the printing of cardholder information and encoding of data and the Embedded HologramHD. Revenue will be recognized as cards are issued after personalization, but only after the entire infrastructure called for in the contract has been installed and accepted. The Company anticipates that this will be in September or October 2006. The contract’s first two releases valued at $2.8 million were shipped prior to June 30, 2006. This amount is included in backlog until revenue is recorded. Revenue has not been recorded on these releases and the cost of the items is included in deferred contract costs on the Company’s consolidated balance sheets.

Effective April 3, 2004, the Company sold a second-source card-manufacturing license, including equipment, training, and support, to the Global Investments Group for card manufacturing in Slovenia and began receiving cash payments. Revenue on this arrangement will begin recognized over the remaining term of the agreement beginning when the equipment has been accepted and the training has been completed, which date is dependent on GIG providing a facility in Slovenia as discussed below under “License Fees and Other Revenues”.

The Company made capital equipment and leasehold improvement purchases of approximately $1 million during the first quarter of fiscal year 2007 compared with approximately $0.5 million during the first quarter of fiscal year 2006. The Company’s current card capacity, assuming optimal card type mix, is estimated at approximately 16 million cards per year. The Company plans to purchase additional production equipment in a series of steps when deemed appropriate by the Company. The Company is also increasing production capacity for cards with new structures used by the programs in Canada, Italy, and a Middle Eastern country. In addition to investment used for expansion, the Company plans to make additional capital expenditures which are expected to yield cost savings, quality improvements, and other purposes. The Company plans to use cash on hand and cash generated from operations to fund capital expenditures of approximately $9 million for equipment and leasehold improvements for card production, read/write drive tooling and assembly, and general support items as customer orders justify the investment. These expenditures could occur throughout the next twelve months.

Revenues

For the three months ended June 30, 2006 and 2005, the Company’s total revenues were $10.6 million compared with $7 million for the first quarter of fiscal year 2006.

Product Revenues.    The Company’s total revenues consisted of sales in its three segments of (1) optical memory cards, (2) optical card drives, drive accessories, and maintenance, and (3) specialty cards and card printers, as well as in other miscellaneous items. Product revenues were $10.6 million for the first quarter of fiscal year 2007 and $7 million for the first quarter of fiscal year 2006. There were no license revenues earned in fiscal years 2007 or 2006.

The following table presents product revenue by segment (in thousands, except for percentages):

	Three Months Ended June 30,
	2006	2005
Optical memory cards	$7,495	$3,865
% of total revenues	71%	55%

Optical card drives	184	309
% of total revenues	2%	4%

Specialty cards and card printers	2,875	2,820
% of total revenues	27%	40%
Total revenues	$10,554	$6,994

The following table presents optical memory card revenue by major program (in thousands):

	Three Months Ended June 30,
	2006	2005
U.S. Green Cards & Laser Visas	$2,343	$2,475
Italian National ID Card Programs	2,131	106
Canadian Permanent Resident Cards	418	225
National ID Cards in a M iddle Eastern country	0	527
Vehicle Registration in India	388	276
All other programs	2,215	256
Total optical memory card revenues	$7,495	$3,865

Optical memory card revenue increased 94% for the first quarter of fiscal year 2007 as compared with the first quarter of fiscal year 2006 due mainly to increases in card unit volume for the Italian programs and delivery of a $2.1 million order for sports logbook cards in Slovenia. The Company anticipates annual growth rates averaging 50% in this segment over the next several years, including the 62% growth in fiscal year 2006, driven by growth in current programs augmented by the addition of new programs.

There was no significant change in optical card drive revenue for the first quarter of fiscal year 2007 as compared with the first quarter of fiscal year 2006. The Company does not anticipate that it will derive significant profits on future drive sales as prices are set near the manufacturing cost in order to promote optical memory card sales.

Specialty cards and printers revenue of $2.9 million in the first quarter of fiscal year 2007 was mostly unchanged from the $2.8 million recorded in the first quarter of fiscal year 2006. The Company anticipates growth of less than 10% in this segment in fiscal year 2007.

License Fees and Other Revenues.    There were no license revenues during the first quarter of fiscal year 2007 or 2006. The Company sold a license, effective April 3, 2004, to Global Investments Group (GIG), based in Auckland, New Zealand, for card manufacturing in Slovenia. This agreement provides for payments to the Company of $14 million for a 20-year license and five-year training support package, followed by $15 million paid $1 million annually for ongoing support for an additional 15 years. Additionally, the Company is to sell approximately $11 million worth of the required manufacturing equipment and installation support for the new facility to be built by GIG to provide a targeted initial manufacturing capacity of 10 million optical cards annually. As of June 30, 2006, the Company had acquired $6.0 million of this equipment classified as equipment held for resale on its consolidated balance sheet. The Company has received $20.5 million of payments called for in the agreements, consisting of a partial payment for the equipment and training of $6.5 million and $14 million for the license fee and support. The Company and GIG agreed, as of June 29, 2006, to eliminate one piece of equipment and reduce the remaining $5.95 million due for equipment to $5.05 million and to revise the payment schedule so that this $5.05 million was due through staged payments by September 30, 2006. The Company intends to maintain possession of the equipment until the final payments are made. For the $20.5 million the Company received, $18.5 million was recorded as advance payments from customer and $2 million for the licensing fee was recorded as deferred revenue, which were both classified as long term liabilities within the consolidated balance sheets. In addition to the $40 million discussed above, GIG is to pay the Company royalties for each card produced under the license. The territories covered by the license include most of the European Union and eastern European regions. GIG has exclusive marketing rights in certain territories, with performance goals to maintain these rights. The Company will assign a person on site during the license term to assist with quality, security and operational procedures, with the mutual goal that the facility and the cards made in the facility conform to the Company’s standards. The Company also retains rights to utilize up to 20% of the new facility capacity as backup and capacity buffer to augment its own card manufacturing facilities in Mountain View, California and at its German subsidiary. The granting of this license to GIG establishes a potential second source supplier of optical memory cards for existing and prospective customers who may request multiple sources for cards. The agreement contains various elements including a card manufacturing license, sale and installation of equipment, training, and ongoing support, and contingent payments for the sale of materials, and royalty payments for cards manufactured. In accordance with EITF 00-21, the card manufacturing license, sale and installation of equipment, training, and ongoing support have been accounted for as one unit of accounting, since the Company is unable to determine evidence of the fair value of any of the undelivered items. Accordingly, revenues for the arrangement have been deferred and will be recognized based on the predominant undelivered item, which is the ongoing annual support of the manufacturing equipment over the remainder of the 20-year license period beginning when the equipment is accepted and training has been completed, which date is dependent on GIG providing a facility in Slovenia. Pursuant to FTB 90-1, “Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts” this revenue will be recognized ratably over the remaining term of the agreement. The Company also defers direct and incremental expenses associated with building the card manufacturing equipment and with the delivery of other services for which revenue has been deferred, and the Company will recognize these expenses as the Company recognizes the related revenue. Royalty revenue will be recorded as revenue in the period when earned based upon the number of optical memory cards manufactured by the licensee as defined in the agreement. The Company determined this by analogy to the treatment of software licenses in accordance with SOP 97-2 whereby royalty fees receivable may be recorded as revenue as the customer of a software maker sublicenses its product to end-users. The Company determined this is analogous to the royalties earned by the Company as GIG sells optical memory cards to its customers. Raw material purchases will be recorded as revenue and the related cost charged to cost of goods sold in the period when shipped and the other revenue recognition criteria of SAB 104 are met. Revenue from this element can not be recorded on a straight line basis because the level of purchases is unknown.

Backlog

As of June 30, 2006, the backlog for LaserCard® optical memory cards totaled $3.3 million scheduled for delivery in fiscal year 2007, compared with $6.8 million at March 31, 2006. In addition, backlog for a bundled order of optical memory cards, read/write drives, card printers, and software totaled $2.6 million at June 30, 2006. The Company has only a few customers who generally place orders for a several-month period so that variations in order placement from a single customer can materially affect backlog. As a result, the relative size of the Company’s backlog has not always been a reliable indicator of future sales revenue trends.

The Company has no significant backlog for read/write drives.

In addition, the backlog for Challenge Card Design Plastikkarten GmbH as of June 30, 2006 for specialty cards and printers totaled 0.7 million euros (approximately $0.9 million) compared with 0.8 million euros (approximately $1 million) at March 31, 2006, and for a contract to develop a conventional non-optical card production facility totaled 0.7 million euros (approximately $0.8 million) at June 30, 2006 compared with 0.7 million euros (approximately $0.9 million) at March 31, 2006. In circumstances where estimates of costs to complete a project cannot be reasonably estimated, but it is assured that a loss will not be incurred, the percentage-of-completion method based on a zero profit margin, rather than the completed-contract method, is used until more precise estimates can be made. Therefore, revenue on the contract for a conventional non-optical card production facility contract is being booked on a zero profit margin basis and the total profit under this contract will be booked at completion; probably during fiscal year 2008.

Gross Margin

The following table represents gross margin in absolute amount and percentage by segment (in thousands, except for percentages):

	Three Months Ended June 30,
	2006	2005
Optical memory cards	$3,644	$1,113
% of optical memory card revenues	49%	29%

Optical card drives	(178)	(110)
% of optical card drive revenues	NM	NM

Specialty cards and card printers	699	837
% of specialty cards and card printers revenues	24%	30%
Total gross margin	$4,165	$1,840
% of total revenues	39%	26%

Optical Memory Cards.    Optical memory card gross margin can vary significantly based upon changes in average selling price, production and sales volumes, mix of card types, production efficiency and yields, and changes in fixed costs. Unit volume affects gross margin due to the absorption of fixed manufacturing costs. The increase in optical memory card gross margin to 49% of revenue for the first quarter of fiscal year 2007 as compared with 29% of revenue for fiscal year 2006 is mainly due to the 117% increase in production unit volume and 72% increase in sales unit volume with minimal increase in fixed costs. The adoption of SFAS No. 151 during the first quarter of fiscal year 2007 resulted in an increase in gross margin of $219,000 or 3% of optical memory card revenue. The adoption of SFAS No. 123(R) during the first quarter of fiscal year 2007 resulted in a decrease in gross margin of $81,000 or 1% of optical memory card revenue.

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

Specialty cards and card printers.    The gross margin on specialty cards and card printers was 24% in the first quarter of fiscal year 2007 and 30% in the first quarter of fiscal year 2006. Over the past nine quarters, the quarterly gross margin has ranged from 21% to 31%.

Operating Expenses

The following table presents operating expenses (in thousands):

	Three Months Ended June 30,
	2006	2005
Selling, general and administrative expenses	$3,420	$3,131
Research and development expenses	$745	$499

Selling, General, and Administrative Expenses (SG&A).    SG&A expenses increased by 9% or $0.3 million in the first quarter of fiscal year 2007 as compared with the first quarter of fiscal year 2006 mainly due to $0.2 million from the application of SFAS No. 123(R) expenses and $0.3 million in increased consulting services in marketing, partially offset by $0.3 million decrease in Sarbanes-Oxley 404 consultant expense.

Research and Development Expenses (R&D).    The Company is continuing its efforts to develop new optical memory card features and structures, including various sheet-lamination card structures, the insertion of contactless chips with radio frequency (RF) capability, OptiChip™, OVD (optically variable device) products, and associated media development; enhanced optical memory card read/write drives and read-only drives (readers); and new software products in an effort to provide new products that can stimulate optical memory card sales growth. For example, the Company recently has developed a prototype of a LaserCard® handheld reader that is being evaluated by value-added resellers. The Company anticipates that these ongoing research and development efforts will result in new or enhanced card capabilities, production-model read-only drives, or drives with advanced security features and lower manufacturing costs; however, there is no assurance that such product development efforts will be successful. These features are important for the Company’s existing and future optical memory card markets. R&D expenses increased by 49% or $0.2 million in the first quarter of fiscal year 2007 as compared with the first quarter of fiscal year 2006 due mainly to the $0.1 million impact of SFAS No. 123(R) and $0.1 million in increased materials and purchased services for R&D projects.

Other Income, Net.    Other income, net for the first quarter of fiscal year 2007 was $206,000 consisting of $252,000 in interest and other income, partially offset by other expense of $46,000. Other income, net for the first quarter of fiscal year 2006 was $96,000 consisting of $105,000 in interest income, partially offset by a $9,000 loss on the sale of capital equipment. The increase in interest income is mainly due to an increase in interest rates.

Income Taxes.    The Company recorded an income tax benefit, net of $6,000 for the first quarter of fiscal year 2007 consisting of a tax benefit in the amount of $52,000 primarily due to the Company’s foreign subsidiary’s loss that is expected to be refunded in its jurisdiction, and a U.S. income tax expense of $46,000.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes cash, cash equivalents and investments as of June 30, 2006 and March 31, 2006 (in thousands):

	June 30, 2006	March 31, 2006
Cash, cash equivalents and short-term investments	$23,403	$23,471

The following table displays the sources and uses of cash by activity (in thousands):

	Three Months Ended June 30,
	2006	2005
Net cash provided by operating activities	$340	$208
Net cash provided by (used in) investing activities	$532	$(2,489)
Net cash provided by financing activities	$751	$—

Cash provided by operations of $0.3 million during the first quarter of fiscal year 2007 was mainly due to the changes in operating assets and liabilities.

Net cash provided by investing activities of $0.5 million during the first quarter of fiscal year 2007 consisted of a net provided from investments of $1.6 million less capital equipment expenditures of $1 million.

Net cash provided by financing activities during the first quarter of fiscal year 2007 was $0.7 million, which consisted primarily of net proceeds from the sale of common stock under the Company’s employee stock benefit plans.

The Company believes that the estimated level of revenues and customer advance payments over the next 12 months will be sufficient to generate cash from operating activities over the same period. However, quarterly fluctuations are expected. Operating cash flows could be negatively impacted to a significant degree if either of the Company’s largest U.S. government programs or Italian programs were to be delayed, reduced, canceled, or not extended; and if these programs are not replaced by other card orders or other sources of income.

The Company has not established a line of credit and has no current plans to do so. The Company may negotiate a line of credit if and when it becomes appropriate, although no assurance can be made that such financing would be available on favorable terms or at all, if needed.

The Company considers all highly liquid investments, consisting primarily of commercial paper, discount notes, and U.S. government bonds, with original or remaining maturities of three months or less at the date of purchase, to be cash equivalents. All investments with original or remaining maturities of more than three months but not more than one year at the date of purchase are classified as short-term. Investments with original or remaining maturities of more than one year at the date of purchase are classified as long-term. The Company determines the length of its investments after considering its cash requirements and yields available for the type of investment considered by the Company. Management also determines the appropriate classification of debt and equity securities at the time of purchase and reevaluates the classification of investments as of each balance sheet date. As of June 30, 2006 the Company had $19.7 million classified as short-term investments and had no long-term investment, compared with $21.4 million classified as short-term investments and no long-term investments as of March 31, 2006. All auction rate securities are accounted for as available-for-sale and all other interest-bearing securities are accounted for as held-to-maturity.

The Company made capital equipment and leasehold improvement purchases of approximately $1 million during the first quarter of fiscal year 2007 compared with approximately $0.5 million during the first quarter of fiscal year 2006. The Company’s current card capacity, assuming optimal card type mix, is estimated at approximately 16 million cards per year. The Company plans to purchase additional production equipment in a series of steps when deemed appropriate by the Company. The Company is also increasing production capacity for cards with new structures used by the programs in Canada, Italy, and a Middle Eastern country. In addition to investment used for expansion, the Company plans to make additional capital expenditures which are expected to yield cost savings, quality improvements, and other purposes. The Company plans to use cash on hand and cash generated from operations to fund capital expenditures of approximately $9 million for equipment and leasehold improvements for card production, read/write drive tooling and assembly, and general support items as customer orders justify the investment. These expenditures could occur throughout the next twelve months.

OFF-BALANCE SHEET ARRANGEMENTS

The Company has no off-balance sheet arrangement that has or is reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

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

There were no material changes during the first quarter of fiscal year 2007 in the Company’s exposure to market risk for changes in interest rates.

The following summarizes short-term investments at fair value, weighted average yields and expected maturity dates as of June 30, 2006 (in thousands):

June 30, 2006
Auction rate securities	$14,400
Weighted Average Yield	5.30%
U.S. Government and Agency Obligations	5,300
Weighted Average Yield	2.71%
Total Investments	$19,700

There were no long-term investments as of June 30, 2006.

Foreign Currency Exchange Rate Risk.    The Company’s U.S. operations sell products in various international markets. To date an immaterial amount of sales have been denominated in euros. In addition, some raw material purchases and purchased services are denominated in euros. Cash provided by/used in Challenge Card Design Plastikkarten GmbH (“CCD”) operating activities has been immaterial.

The Company uses short-term foreign exchange forward contracts to mitigate foreign currency risk associated primarily with inter-company receivables and payables, and loan receivables (denominated in Euros) to its German subsidiary. Our foreign exchange forward contracts are not designated for accounting purposes as hedging instruments under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. Accordingly, any gains or losses resulting from changes in the fair value of the forward contract are reported in selling, general and administrative expenses. The gains and losses on these forward contracts generally offset gains and losses associated with the underlying foreign currency denominated inter-company receivables and payables, and loan receivables. At June 30, 2006, the Company had a foreign exchange forward contract with a maturity of less than 30 days to purchase 1.9 million euros. The fair value of the forward contract was not material at June 30, 2006.

ITEM 4. CONTROLS AND PROCEDURES

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

Based on their evaluation as of the end of the period covered by this Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that, subject to the limitations noted above, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level

(b)	Changes in Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, which is designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements. There were no significant changes in the Company’s internal control over financial reporting that occurred during the first quarter of fiscal year 2007 that have materially affected, or are reasonably likely to materially affect, such control.

PART II. OTHER INFORMATION

Item 1. — Legal Proceedings

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

Item 1A. — Risk Factors

RISK FACTORS

OUR CURRENT AND FUTURE EXPECTED REVENUES ARE DERIVED FROM A SMALL NUMBER OF ULTIMATE CUSTOMERS SO THAT THE LOSS OF OR REDUCTIONS IN PURCHASES BY ANY ONE ULTIMATE CUSTOMER COULD MATERIALLY REDUCE OUR REVENUES AND LEAD TO LOSSES. During the first quarter of fiscal year 2007 and each of the previous three fiscal years, we derived more than 60% of our optical memory card and drive-related revenues from five programs — two U.S. government programs and three foreign government programs. Due to the lengthy sales cycles, we believe that these programs, with perhaps the addition of one or two other foreign programs, will be the basis for a substantial majority of our revenues in the near-term. The loss of or reductions in purchases by any one customer due to program cutbacks, competition, or other reasons would materially reduce our revenue base. Annual or quarterly losses occur when there are material reductions, gaps or delays in card orders from our largest U.S. or foreign government programs or if such programs were to be reduced in scope, delayed, canceled, or not extended and not replaced by other card orders or other sources of income.

PRIOR TO THE QUARTER ENDED DECEMBER 31, 2005 WE INCURRED NET LOSSES DURING THE PREVIOUS ELEVEN QUARTERS AND MAY NOT BE ABLE TO GENERATE SUFFICIENT REVENUE IN THE FUTURE TO SUSTAIN PROFITABILITY. Although we generated $3.3 million of profit during the three quarters through June 30, 2006, we anticipate a loss for our quarter ending September 30, 2006 and we incurred losses during the first two quarters of fiscal year 2006 aggregating $2.3 million, and we incurred a loss of $8.9 million in fiscal year 2005 and $12.4 million in fiscal year 2004, and had an accumulated deficit of $26 million at June 30, 2006. There can be no assurance that we will generate enough card revenues in the near term to maintain profitability. We are relying upon our optical memory card technology to generate future product revenues, earnings, and cash flows. If alternative technologies emerge or if we are otherwise unable to compete, we may not be able to achieve or sustain profitability on a quarterly or annual basis. Annual or quarterly losses would also continue if increases in product revenues or license revenues do not keep pace with increased selling, general, administrative, research and development expenses and the depreciation and amortization expenses associated with capital expenditures.

OUR PROGRAM WITH ITALY, WHICH WE BELIEVE WILL BE OUR LARGEST CUSTOMER FOR THE NEXT FEW YEARS, MAY BE DELAYED OR CANCELLED FOR REASONS OUTSIDE OUR CONTROL WHICH WOULD CAUSE US TO HAVE LESS REVENUE THAN PLANNED AND WOULD LIKELY LEAD US TO INCUR OPERATING LOSSES. The Company believes that the Italian CIE and PSE card programs will be our largest customer for the next few years, comprising a significant portion of future revenues. Sales of cards and drives for the government of Italy for its CIE and PSE card programs represented 21% of total revenue for the first quarter of fiscal 2007, 31% for fiscal year 2006, and 26% for fiscal year 2005. We have increased capacity to meet the anticipated demand and we had expected a large order during the first quarter of fiscal year 2007. However, this order was not placed and there can be no assurance that the order will be placed in the near-term and that demand will increase and be sustained as anticipated by the Company. We would most likely incur losses if full implementation, was to be further delayed, or canceled, not extended, or not implemented at the level foreseen or if the government were to change its technology decision and no longer use optical memory cards. While selected Italian cities have been issuing cards and testing the card issuing process, full implementation is dependent upon card issuance infrastructure developments being successfully undertaken and the national ID card system functioning as designed, of which there can be no assurance. Also, if Laser Memory Card SPA of Italy, our VAR customer for this program, were to discontinue participation in this program or discontinue operations, interruptions could occur in orders or shipments for this program until a replacement could be found. Overcoming some of these issues may be difficult and complex and involve third parties, which could be time consuming and expensive and lead to further delays for implementation.

OUR CONTRACT WITH THE U.S. GOVERNMENT, ONE OF OUR TWO LARGEST ULTIMATE CUSTOMERS, EXPIRED IN NOVEMBER 2005 AND IF NOT RENEWED COULD RESULT IN ORDER DELAYS WHICH WOULD LIKELY LEAD US TO INCUR OPERATING LOSSES. EVEN IF A NEW CONTRACT IS ISSUED, THE U.S. GOVERNMENT HAS THE RIGHT TO DELAY ITS ORDERS OR COULD CHANGE ITS TECHNOLOGY DECISIONS, WHICH WOULD RESULT IN ORDER DELAYS AND POSSIBLY IN OPERATING LOSSES. Our fiscal year 2006 revenues included sales of approximately $9.8 million of Green Cards and Laser Visa BCCs, and comprised 24% of our revenues. The Company expects these revenues to continue at approximately $9.5 million annually ($7.5 million for Green Cards and $2.0 million for Laser Visa BCCs) if the government continues to use the Company’s cards in these programs, continues to personalize cards at that rate and continues to maintain an inventory level equal to six-months of usage. However, our U.S. government subcontract expired in November 2005. While we have backlog as of June 30, 2006, for $1.3 million in optical memory cards deliverable through August 2006, further orders will require a new contract. Based on events to date, the Company believes that a follow-on multi-year contract will be issued by the end of October 2006; however, there is no assurance that a follow-on contract or purchase order will be issued by the U.S. government. Under U.S. government procurement regulations, even with a contract in place, the government reserves certain rights, such as the right to withhold releases, to reduce the quantities released, extend delivery dates, reduce the rate at which cards are issued, and cancel all or part of its unfulfilled purchase orders. We would most likely incur losses if both of our largest U.S. government programs were to be delayed, canceled, or not extended or if the government were to change its technology decision and no longer use optical memory cards. The U.S. government acting through its prime contractor delayed orders for Green Cards during fiscal year 2004 due to a design change and again in the first part of fiscal year 2005 because of excess inventory, which resulted in a gap in production of several months, and which in turn significantly and adversely affected our operating results for the first half of fiscal year 2005. Any future excess inventory held by the U.S. government, delayed funding, slower than anticipated program volume, or any future changes to the design of the cards may result in future gaps in orders or production which may negatively impact our operating results. Our U.S. government card deliveries depend upon the issuance of corresponding order releases by the government to its prime contractor and then to us. If General Dynamics, our VAR customer and the U.S. government prime contractor for this program, were to discontinue participation in this program or discontinue operations, interruptions could occur in orders or shipments for this program until a replacement could be found.

OUR PRODUCT REVENUES WILL NOT GROW IF WE DO NOT WIN NEW BUSINESS IN THE U.S. OR ABROAD AND IF THE ITALIAN NATIONAL ID PROGRAM IS NOT IMPLEMENTED AS ANTICIPATED. Even if our U.S. Government subcontract is renewed, we do not expect future growth from the U.S. Green Card and Laser Visa BCC programs as we expect their steady state revenue to average $9.5 million annually, about the same as purchased in fiscal year 2006. We expect our revenues from Italian CIE and PSE cards to be more than $20 million for fiscal year 2007, compared with about $12 million during fiscal year 2006. During full implementation, we expect our revenues from these programs to grow to reach approximately $40 million per year. In order for us to achieve our overall revenue growth goal, we will need not only for these programs to continue and reach their anticipated levels, of which there can be no assurance, but we will also need to win new business in the U.S. and abroad. Emerging optical memory card programs or prospective applications include motor vehicle registration cards in a few states in India, foreign resident identification cards in Costa Rica, and national ID cards for a Middle Eastern country. There can be no assurance that sizable orders will follow or even if ordered we will be successful in shipping products for any of these programs, nor can there be any assurance that we will be able to win any other new business in the U.S. or abroad which is necessary to grow our business to the level we desire.

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

WE ARE CURRENTLY OUR OWN SOLE SOURCE OF OPTICAL MEMORY CARDS AND SEVERAL OF THE STEPS IN OUR CARD MANUFACTURING PROCESS HAVE NO BUILT-IN REDUNDANCY. THEREFORE, WE ARE SUSCEPTIBLE TO SUPPLY INTERRUPTIONS, INCLUDING IF CERTAIN MACHINERY WERE TO BREAK DOWN. MUCH OF OUR MACHINERY IS COMPRISED OF CUSTOM VERSIONS OF MACHINERY WHICH IS MORE THAN 20 YEARS OLD. Unless and until GIG comes on line as a second source, of which there can be no assurance, we are the only source of our optical memory cards, making them in our Mountain View facility, with a few key steps in certain instances being undertaken in Germany. We use a proprietary manufacturing process and several of the steps in our card manufacturing process have no built-in redundancy, although many of the steps do, in some cases with the redundancy located in Germany. We are susceptible to supply interruptions or yield decreases, when our line goes down or malfunctions. Much of our machinery is comprised of customized versions of machinery which has long lead times to replace and may be difficult to maintain or repair, requiring us to be self-reliant. Some of the machinery we use is more than 20 years old and is no longer manufactured for others, which would require us to adapt a newer version to our needs, which would involve additional effort on our part.

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

AN INTERRUPTION IN THE SUPPLY OF READ/WRITE DRIVE PARTS OR DIFFICULTIES ENCOUNTERED IN READ/WRITE DRIVE ASSEMBLY COULD CAUSE A DELAY IN DELIVERIES OF DRIVES AND OPTICAL MEMORY CARDS AND A POSSIBLE LOSS OF SALES, WHICH WOULD ADVERSELY AFFECT OUR OPERATING RESULTS. Several major components of our read/write drives are designed specifically for our read/write drive. For example, the optical recording head for the current drive is a part obtained from one supplier; and at current production volumes, it is not economical to have more than one supplier for this custom component. The ability to produce read/write drives in high-volume production, if required, will be dependent upon maintaining or developing sources of supply of components that meet our requirements for high volume, quality, and cost. In addition, we could encounter quality control or other production problems at high-volume production of read/write drives. We are also investing in research and development in an effort to develop new drive products.

IF WE ARE UNABLE TO DEVELOP UPGRADED READ/WRITE DRIVES THAT COST LESS TO MANUFACTURE AND ALSO A READ-ONLY DRIVE, WE COULD LOSE POTENTIAL NEW BUSINESS. The price of our read/write drive product line ranges from $1,800 to approximately $2,500 depending on features and quantity purchased. We believe the price of our drives is competitive in applications requiring a large number of cards per drive, because the relatively low cost for our cards offsets the high cost per drive when compared with our major competition, IC card systems. In addition, we have undertaken a product development program for a portable read-only drive that has been sampled in limited quantities at prices less than $1,000, which we believe would increase our prospects for winning future business. However, there can be no assurance that our development program will be successful, that volume production of any new design will occur in the near term, or that significantly lower manufacturing costs or increased sales will result.

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

SEVERAL OF OUR FOREIGN PROGRAMS INVOLVE OUR CARDS AS PART OF A SOLUTION WHICH INCLUDES TECHNOLOGIES OF THIRD PARTIES. SOMETIMES THESE THIRD PARTY TECHNOLOGIES ARE INTEGRATED WITH OUR CARDS BY OUR SYSTEMS INTEGRATOR CUSTOMER OR SUBCONTRACTOR. WE THEREFORE HAVE VARYING DEGREES OF CONTROL OVER THE OVERALL SYSTEM WHICH COULD LEAD TO TECHNICAL AND COMPATIBILITY ISSUES WHICH ARE DIFFICULT, EXPENSIVE, AND TIME CONSUMING TO SOLVE. THIS COULD CAUSE OUR ULTIMATE CUSTOMERS, GENERALLY GOVERNMENTS, TO FIND FAULT IN OPTICAL CARDS AND SWITCH TO OTHER SOLUTIONS EVEN THOUGH OUR OPTICAL TECHNOLOGY IS NOT THE ROOT CAUSE. In certain of our current foreign programs such as Italy, India, and a Middle Eastern country, and possibly in future other programs, various third party technologies such as contact or contactless chips will be added to our cards. The embedding or addition of other technologies to the LaserCard® optical memory card, especially when contracted to independent third parties, could potentially lead to technical, compatibility and other issues. In such circumstances, it may be difficult to determine whether a fault originated with the Company’s technology or that of a co-supplier or the person embedding or adding the third party technology to our cards. If such faults occur, they could be difficult, expensive, and time-consuming to resolve. Such difficulties could lead to our ultimate customers, the foreign governments, switching to other technologies even though optical technology is not the root cause of the fault(s). The resulting loss of customers would adversely affect our revenues.

IF WE FAIL TO PROTECT OUR INTELLECTUAL PROPERTY RIGHTS, COMPETITORS MAY BE ABLE TO USE OUR TECHNOLOGIES, WHICH COULD WEAKEN OUR COMPETITIVE POSITION, REDUCE REVENUES, OR INCREASE COSTS. We use a combination of patent, trademark, and trade secret laws, confidentiality procedures, and licensing arrangements to establish and protect our proprietary rights. Our existing and future patents may not be sufficiently broad to protect our proprietary technologies. Despite our efforts to protect proprietary rights, we cannot be certain that the steps we have taken will prevent the misappropriation or unauthorized use of our technologies, particularly in foreign countries where the laws may not protect proprietary rights as fully as U.S. law. Any patents we may obtain may not be adequate to protect our proprietary rights. Our competitors may independently develop similar technology, duplicate our products, or design around any of our issued patents or other intellectual property rights. Litigation may be necessary to enforce our intellectual property rights or to determine the validity or scope of the proprietary rights of others. This litigation could result in substantial costs and diversion of resources and may not ultimately be successful. We cannot predict whether the expiration or invalidation of our patents would result in the introduction of competitive products that would affect our future revenues adversely. However, since our technology is now in the commercial stage, our know-how and experience in volume card production, system development and software capabilities, brand-name recognition within our card markets, and dominant-supplier status for optical memory cards are of far greater importance than our patents. At this time, we believe that our existing patent portfolio is helpful but is no longer essential for maintaining the LaserCard®’s market position.

THE MARKETS FOR OUR PRODUCTS ARE COMPETITIVE, AND IF WE ARE UNABLE TO COMPETE SUCCESSFULLY, REVENUES COULD DECLINE OR FAIL TO GROW. Our optical memory cards may compete with optical memory cards that can be manufactured and sold by three of our licensees (although none is currently doing so) and with other types of portable data storage cards and technologies used for the storage and transfer of digital information. These may include contact or contactless integrated circuit (IC) chip cards; 2-dimensional bar code cards and symbology cards; thick, rigid CD or DVD-read only cards or recordable cards; radio frequency, or RFID cards; and small, digital devices such as data-storage keys, tokens, and small cards and tags. The financial and marketing resources of some of the competing companies are greater than our resources. Competitive product factors include system/card portability, interoperability, price-performance ratio of cards and associated equipment, durability, environmental tolerance, and card security. Although we believe our cards offer key technological and security advantages for certain applications, the current price of optical card read/write drives is a competitive disadvantage in some of our targeted markets. However, we believe the price of our drives is competitive in applications requiring a large number of cards per drive, because the relatively low cost for our cards offsets the high cost per drive when compared with our major competition, IC card systems. In countries where the telecommunications infrastructure is extensive and low cost, centralized databases and wide-area networks may limit the penetration of optical memory cards. These trends toward Internet, intranet, and remote wireless networks will in some cases preclude potential applications for our cards.

THE PRICE OF OUR COMMON STOCK IS SUBJECT TO SIGNIFICANT VOLATILITY. The price of our common stock is subject to significant volatility, which may be due to fluctuations in revenues, earnings, liquidity, press coverage, financial market interest, trading volume, and stock market conditions, as well as changes in technology and customer demand and preferences. As a result, our stock price might be low at the time a stockholder wants to sell the stock. Also, since we have a relatively low number of shares outstanding (approximately 12 million shares) there will be more volatility in our stock if one or two major holders, for example, large institutional holders, attempt to sell a large number of shares in the open market. Furthermore, our trading volume is often small, meaning that a few trades may have disproportionate influence on our stock price. In addition, someone seeking to liquidate a sizeable position in our stock may have difficulty doing so except over an extended period or privately at a discount. Thus, if one or more stockholders were to sell or attempt to sell a large number of its shares within a short period of time, such sale or attempt could cause our stock price to decline. There can be no guarantee that stockholders will be able to sell the shares that they acquired at a price per share equal to the price they paid for the stock.

WE ARE SUBJECT TO RISKS ASSOCIATED WITH CHANGES IN FOREIGN CURRENCY EXCHANGE RATES. Part of the manufacturing process of certain LaserCard products that we sell outside the U.S.A. takes place in our operations in Germany. Also, some of the raw materials we use to manufacture optical memory cards are sourced in Europe. These costs are denominated in euros, the currency used in much of Europe. However, when we sell our finished products the prices that we charge are denominated in United States dollars. Accordingly, we are subject to exposure if the exchange rate for euros increases in relation to the United States dollar. During fiscal year 2005, we experienced a $0.2 million loss on foreign currency exchange. The losses on foreign currency exchange for both fiscal years 2006 and 2004 were immaterial. As of June 30, 2006, we had not entered into a forward exchange contract to hedge against or potentially minimize the foreign currency exchange risk related to transactions other than those related to inter-company and external payables and receivables.

WE SOLD A SECOND-SOURCE CARD MANUFACTURING LICENSE TO GLOBAL INVESTMENTS GROUP (GIG), UNDER WHICH WE WILL PROVIDE CERTAIN FACTORY SET-UP AND TRAINING SERVICES. IF WE ARE NOT SUCCESSFUL OR IF GIG IS UNABLE TO FINANCE THIS OPERATION, THE SECOND-SOURCE SUPPLY OF OPTICAL CARDS WILL NOT MATERIALIZE. IF WE AND GIG ARE SUCCESSFUL, THE SECOND-SOURCE WILL COMPETE WITH US FOR BUSINESS. If GIG is not successful, but current and potential customers require a second source of optical memory cards (which is a common business practice) they could decide to use alternate technology cards, such as chip cards, that have multiple-source suppliers. We are obligated to deliver approximately $11 million worth of the required manufacturing equipment and installation support to GIG for its to-be-built new card manufacturing facility in Slovenia, to provide a targeted initial manufacturing capacity of 10 million optical cards annually. If GIG is successful, this will supply a second source for optical memory cards. We will also be assigning personnel to be on site during the license term to assist with quality, security, and operational procedures, with a mutual goal that the facility and the cards made in Slovenia conform to our standards. If cards are not produced in conformance with our quality standards, the reputation and marketability of optical memory card technology could be damaged. If the factory does not become operational and produce quality cards in high volume, or if GIG is unable to raise sufficient capital to build, equip and operate this facility, we would not obtain the hoped-for benefits—including ongoing royalties, sales of raw materials to GIG, expansion of the European market, and a bona fide second source for optical memory cards. The Company and GIG agreed to eliminate one piece of equipment and reduce the remaining $5.95 million due for equipment to $5.05 million and to revise the payment schedule so that this $5.05 million was due through staged payments by September 30, 2006. The Company intends to maintain possession of the equipment until the final payments are made. On the other hand, if and when the factory is successfully manufacturing the cards in high volume, it will compete against us for business in certain territories, which could reduce our potential card revenues if the market does not expand. Revenue will be recognized over the remaining term of the agreement beginning when the equipment has been accepted and training completed, which date is dependent on GIG providing a facility in Slovenia. The Company could incur greater expenses than it anticipates for the purchase and installation of the required manufacturing equipment thereby reducing cash and anticipated profits.

WHEN WE ACQUIRED OUR GERMAN SUBSIDIARY IN APRIL, 2004, WE RECOGNIZED APPROXIMATELY $3.3 MILLION AS GOODWILL ON OUR BALANCE SHEET. WE MAY INCUR AN IMPAIRMENT CHARGE TO THE EXTENT WE DETERMINE THAT IT IS NOT LIKLEY THAT THE UNDISCOUNTED CASH FLOW FROM OUR GERMAN OPERATIONS IS SUFFICIENT TO RECOVER THE RECORDED GOODWILL. When we acquired our German subsidiary in April, 2004, we recognized approximately $3.3 million as goodwill on our balance sheet. We acquired this subsidiary for several reasons, including obtaining a more visible European presence and vertically integrating a supplier of ours, and therefore consider the acquisition to have been a success. However, under GAAP, we will need to incur an impairment charge to the extent we determine that future undiscounted cash flow is insufficient to recover the recorded goodwill. This will be determined in part by the profitability of the German operations. We are required to make such an assessment annually. Any such impairment charge will correspondingly decrease our profitability and could lead to a decline in our stock price.

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

WE ARE IN THE PROCESS OF IMPLEMENTING ENTERPRISE RESOURCE PLANNING (“ERP”) SOFTWARE, WHICH IS SCHEDULED TO BE COMPLETED DURING THE SECOND HALF OF CALENDAR 2006 TO PROVIDE US THE INFORMATION WE NEED TO BETTER MANAGE AND PLAN OUR BUSINESS AND ENHANCE OUR FINANCIAL REPORTING. IF THIS IMPLEMENTATION IS UNSUCCESSFUL OR DELAYED, IT COULD ADVERSELY IMPACT RATHER THAN ENHANCE OUR ABILITY TO MANAGE AND GROW OUR BUSINESS. Our ability to successfully implement our business plan and comply with regulations requires an effective planning and management process. We expect that we will need to continue to improve existing, and implement new, operational and financial systems, procedures and controls to manage our business effectively in the future. We are in the process of implementing ERP software which is scheduled to be completed during the second half of calendar 2006 to provide us the information we need to better manage and plan our business and enhance our financial reporting. Such implementations are costly and require personnel time and attention in order to succeed and can be delayed and problematic. Any delay in the implementation of, or disruption in the transition to, new or enhanced systems, procedures or controls, could harm our ability to accurately forecast sales demand, manage our supply chain and record and report financial and management information on a timely and accurate basis.

AS A RESULT OF OUR REQUIRED ANNUAL EVALUATION OF OUR INTERNAL CONTROLS OVER FINANCIAL REPORTING, WE MAY IDENTIFY INTERNAL CONTROL WEAKNESSES NEEDING REMEDIATION, WHICH COULD HARM OUR REPUTATION. We have completed the first and second annual evaluation of our internal controls over financial reporting as required by Section 404 of the Sarbanes-Oxley Act of 2002 for the fiscal years ended March 31, 2005 and 2006. Although our assessment, testing and evaluation resulted in our conclusion that as of both March 31, 2006 and 2005, our internal controls over financial reporting were effective, we cannot predict the outcome of our testing in future periods. Because of the inherent limitation of disclosure controls, no evaluation of such controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. If our internal controls are found to be ineffective in future periods, our reputation could be harmed. We may incur additional expenses and commitment of management’s time in connection with further evaluations, both of which could materially increase our operating expenses and accordingly reduce our net income.

BEGINNING WITH OUR FISCAL YEAR 2007, WE ARE REQUIRED TO RECORD COMPENSATION EXPENSE FOR STOCK OPTIONS. AS A RESULT OF THE RESULTING SIGNIFICANT EXPENSES, IT WILL BE MORE DIFFICULT FOR US TO CONTINUE TO BE PROFITABLE AND ANY PROFITABILITY WE ACHIEVE WILL BE REDUCED SIGNIFICANTLY. In December 2004, the Financial Accounting Standards Board (“FASB”) issued Financial Accounting Standard 123(R) (SFAS No. 123(R)) that requires the fair value of all equity-based awards granted to employees be recognized in the statement of operations as compensation expense, for fiscal years beginning after December 15, 2005, rather than just to disclose such expense in a footnote as we have done in the previous years. Given our outstanding options and our current intention to continue to grant options in the future as an incentive and retention tool for our employees, the adoption of this accounting standard will reduce our profitability as measured by generally accepted accounting principles (GAAP) which may adversely affect our stock price. For example, during the first quarter of fiscal year 2007, we recognized approximately $414,000 of expenses due to SFAS No. 123(R) which we would not otherwise have recognized. Such adoption could also lead us to reduce or otherwise alter our use of stock options which we believe help align our employees’ long-term interests with increasing our enterprise value. This could, in turn, hurt our ability to recruit employees and retain existing employees and directors.

Item 2. — Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.—Defaults Upon Senior Securities

None

Item 4. — Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the period for which this report is filed.

Item 5. — Other Information

None.

Item 6. — Exhibits

Exhibit No.	Exhibit Description
3(I)
Certificate of Incorporation: Exhibit 3.1 of the registrant’s annual report on Form 10-K for the fiscal year ended March 31, 2005, filed with the SEC on June 15, 2005, is hereby incorporated by reference

3(II)	Bylaws: Exhibit 3.2 of the registrant’s annual report on Form 10-K for the fiscal year ended March 31, 2005, filed with the SEC on June 15, 2005, is hereby incorporated by reference

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

10.3*	Amended and Restated Stock Option Plan; previously filed as Exhibit 10.4.1 to Report on Form 10-Q for period ended September 30, 2002 and incorporated herein by reference

10.7	Stock and Warrant Purchase Agreement (as amended); previously filed as Exhibit 99.2 to Report on Form 10-Q for period ended December 31, 2003

10.8
Optical Card Manufacturing License Agreement with Global Investments Group (portions omitted pursuant to a request for confidential treatment); filed as Exhibit as Exhibit 10.8 to Report on Form 10-K for fiscal year ended March 31, 2004 and incorporated herein by reference.

10.9*
2004 Equity Incentive Compensation Plan, as Amended. Appendix A to Schedule 14A Proxy Statement for 2005 Annual Stockholders Meeting filed with the SEC on September 6, 2005, is hereby incorporated by reference.

10.10	June 29, 2006 Amendment to License and Equipment Agreement with Global Investments Group and Prevent LOK**

31.1	Rule 13a-14(a) Certification of Richard M. Haddock, chief executive officer is filed herewith.

31.2	Rule 13a-14(a) Certification of Steven G. Larson, chief financial officer is filed herewith.

32.1	Section 1350 Certification of Richard M. Haddock, chief executive officer is filed herewith.

32.2	Section 1350 Certification of Steven G. Larson, chief financial officer is filed herewith.

Exhibits 10.10, 31.1, 31.2, 32.1, and 32.2 are filed herewith while the other exhibits are incorporated by reference. No other exhibits are included in this report as the contents of the required exhibits are either not applicable to Registrant, to be provided only if Registrant desires, or contained elsewhere in this report.

*	Indicates management contract or compensatory plan or arrangement.

**	Portions were omitted pursuant to a request for confidential treatment.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

LASERCARD CORPORATION
(Registrant)

Signature	Title	Date
/s/Richard M. Haddock Richard M. Haddock	Chief Executive Officer	August 9, 2006

/s/Steven G. Larson Steven G. Larson	Chief Financial Officer	August 9, 2006

INDEX TO EXHIBITS

[ITEM 14(c)]

Exhibit Number	Description
3(I)
Certificate of Incorporation: Exhibit 3.1 of the registrant’s annual report on Form 10-K for the fiscal year ended March 31, 2005, filed with the SEC on June 15, 2005, is hereby incorporated by reference

3(II)	Bylaws: Exhibit 3.2 of the registrant’s annual report on Form 10-K for the fiscal year ended March 31, 2005, filed with the SEC on June 15, 2005, is hereby incorporated by reference

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

10.3*	Amended and Restated Stock Option Plan; previously filed as Exhibit 10.4.1 to Report on Form 10-Q for period ended September 30, 2002 and incorporated herein by reference

10.7	Stock and Warrant Purchase Agreement (as amended); previously filed as Exhibit 99.2 to Report on Form 10-Q for period ended December 31, 2003

10.8
Optical Card Manufacturing License Agreement with Global Investments Group (portions omitted pursuant to a request for confidential treatment); filed as Exhibit as Exhibit 10.8 to Report on Form 10-K for fiscal year ended March 31, 2004 and incorporated herein by reference.

10.9*
2004 Equity Incentive Compensation Plan, as Amended. Appendix A to Schedule 14A Proxy Statement for 2005 Annual Stockholders Meeting filed with the SEC on September 6, 2005, is hereby incorporated by reference. [Somehow we missed filing this with the 10-K.]

10.10	June 29, 2006 Amendment to License and Equipment Agreement with Global Investments Group and Prevent LOK**

31.1	Rule 13a-14(a) Certification of Richard M. Haddock, chief executive officer is filed herewith.

31.2	Rule 13a-14(a) Certification of Steven G. Larson, chief financial officer is filed herewith.

32.1	Section 1350 Certification of Richard M. Haddock, chief executive officer is filed herewith.

32.2	Section 1350 Certification of Steven G. Larson, chief financial officer is filed herewith.

*	Indicates management contract or compensatory plan or arrangement.

**	Portions were omitted pursuant to a request for confidential treatment.