Form 10-Q
period 2006-09-30
LASERCARD CORP
filed 2006-11-06
CIK 30140

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2006

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

Number of outstanding shares of common stock, $.01 par value, at October 31, 2006: 11,820,993

Exhibit Index is on Page 48

Total number of pages is 48

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

LASERCARD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	September
	30, 2006	March
	(Unaudited)	31, 2006*
ASSETS
Current assets:
Cash and cash equivalents	$1,797	$2,121
Short-term investments	19,800	21,350
Accounts receivable, net of allowance	2,743	4,920
Inventories, net of reserve	9,375	8,874
Deferred contract costs	1,427	1,041
Prepaid and other current assets	1,914	1,268
Total current assets	37,056	39,574

Property and equipment, net	12,648	12,306
Deferred long-term contract costs	649	—
Equipment held for resale	6,145	5,877
Patents and other intangibles, net	878	889
Goodwill	3,321	3,321
Notes receivable	216	205
Other non-current assets	115	163
Total assets	$61,028	$62,335

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,893	$3,311
Accrued liabilities	2,449	3,118
Deferred tax liabilities	556	568
Advance payments from customers	3,154	1,772
Deferred revenue	522	459
Total current liabilities	8,574	9,228

Advance payments from customer	18,500	18,500
Deferred revenue	2,000	2,000
Long-term deferred rent	706	590
Total liabilities	29,780	30,318

Stockholders' equity:
Common stock	118	117
Additional paid-in capital	59,848	58,255
Accumulated deficit	(28,811)	(26,351)
Accumulated other comprehensive income (loss)	93	(4)
Total stockholders' equity	31,248	32,017

Total liabilities and stockholders' equity	$61,028	$62,335

* Amounts derived from audited financial statements at the date indicated.
The accompanying notes are an integral part of these condensed consolidated financial statements.

LASERCARD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	September 30		September 30
	2006	2005	2006	2005

Revenues	$6,294	$8,699	$16,848	$15,693
Cost of product sales (includes $81 and $168 stock-based
compensation in the three and six month periods
ended September 30, 2006)	5,466	6,206	11,855	11,360
Gross profit	828	2,493	4,993	4,333

Operating expenses:
Selling, general, and administrative expenses (includes
$231 and $471 stock-based compensation in the three
and six month periods ended September 30, 2006 and
$35 and $67 in the three and six month periods ended
September 30, 2005, respectively)	2,998	2,612	6,418	5,743
Research and development expenses (includes $102 and $208
stock-based compensation in the three and six month
periods ended September 30, 2006)	800	552	1,545	1,051
Total operating expenses	3,798	3,164	7,963	6,794
Operating loss	(2,970)	(671)	(2,970)	(2,461)

Other income, net	233	108	439	204

Loss before income taxes	(2,737)	(563)	(2,531)	(2,257)

Income tax expense (benefit)	(65)	1	(71)	1

Net loss	$(2,672)	$(564)	$(2,460)	$(2,258)

Net loss per share:
Basic	$(0.23)	$(0.05)	$(0.21)	$(0.20)
Diluted	$(0.23)	$(0.05)	$(0.21)	$(0.20)

Weighted-average shares of common stock
used in computing net loss per share:
Basic	11,816	11,355	11,792	11,350
Diluted	11,816	11,355	11,792	11,350

The accompanying notes are an integral part of these condensed consolidated financial statements.

LASERCARD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Six Months Ended
	September 30,
	2006	2005
Cash flows from operating activities:
Net loss	$(2,460)	$(2,258)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation and amortization	1,323	1,286
Loss on disposal of equipment	-	7
Provision for doubtful accounts receivable	23	-
Provision for excess and obsolete inventory	120	258
Provision for product return reserve	-	38
Provision for warranty reserve	97	-
Stock-based compensation	847	67
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	2,279	(994)
Decrease (increase) in inventories	(574)	116
Increase in deferred contract costs	(1,035)	-
Decrease (increase) in prepaid and other current assets	(633)	442
Increase in equipment held for resale	(267)	(1,399)
Decrease (increase) in other non-current assets	50	(62)
Decrease in accounts payable and accrued liabilities	(2,272)	(921)
Decrease in deferred income tax liabilities	(41)	-
Increase in deferred revenue	47	20
Increase in long-term deferred rent	116	116
Increase in advance payments from customers	1,371	4,596
Net cash provided by (used in) operating activities	(1,009)	1,312
Cash flows from investing activities:
Purchases of property and equipment	(1,494)	(667)
Acquisition of patents and other intangibles	(58)	(60)
Purchases of short-term investments	(15,600)	(2,600)
Proceeds from maturities of short-term investments	17,150	-
Net cash used in investing activities:	(2)	(3,327)
Cash flows from financing activities:
Proceeds from sale of common stock through stock plans	748	154
Proceeds from bank loan	-	108
Net cash provided by financing activities	748	262
Effect of exchange rate changes on cash and cash equivalents	(61)	34
Net decrease in cash and cash equivalents	(324)	(1,719)
Cash and cash equivalents:
Beginning of period	2,121	3,965
End of period	$1,797	$2,246

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

The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes the disclosures which are made herein are adequate to make the information presented not misleading. Further, the condensed consolidated financial statements reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position and results of operations as of and for the periods indicated.

These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the fiscal year ended March 31, 2006, included in the Company's Annual Report on Form 10-K, filed with the SEC on June 14, 2006.

The results of operations for the three and six-month periods ended September 30, 2006 are not necessarily indicative of results to be expected for the entire fiscal year ending March 31, 2007.

2. Summary of Significant Accounting Policies

(1.) Principles of Consolidation and Basis of Presentation. The accompanying consolidated financial statements have been prepared on the accrual basis of accounting in accordance with U.S. generally accepted accounting principles. The consolidated financial statements include the accounts of LaserCard Corporation and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

(2.) Use of Estimates. The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(3.) Fiscal Period. For purposes of financial statement presentation, the Company labels its annual accounting period end as March 31 and its interim quarterly accounting period ends as June 30, September 30 and December 31. The Company, in fact, operates and reports based on quarterly periods ending on the Friday closest to month end. The 13-week second quarter of fiscal year 2007 ended on September 29, 2006, and the 13-week second quarter of fiscal year 2006 ended on September 30, 2005.

(4.) Foreign Currency Transactions. The functional currency of the Company's foreign subsidiary is generally the local currency. The financial statements of the subsidiary are translated to United States dollars using period-end rates of exchange for assets and liabilities and average rates of exchange for the period for revenues and expenses. Translation gains (losses) are recorded in accumulated other comprehensive income as a component of stockholders' equity. Net gains and losses resulting from foreign exchange transactions are included in other income, net and were not significant during the periods presented.

(5.) Derivative Financial Instruments. The Company uses short-term foreign exchange forward contracts to mitigate foreign currency risk associated primarily with inter-company receivables and payables, and loan receivables (denominated in Euros) to its German subsidiary.  Our foreign exchange forward contracts are not designated for accounting purposes as hedging instruments under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended.  Accordingly, any gains or losses resulting from changes in the fair value of the forward contract are reported in other income, net.  The gains and losses on these forward contracts generally offset gains and losses associated with the underlying foreign currency denominated inter-company receivables and payables, and loan receivables.  At September 30, 2006, we had a foreign exchange forward contract with a maturity of less than 30 days to purchase 2.3 million euros. The fair value of the forward contract was not material at September 30, 2006 and March 31, 2006.

LASERCARD CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(6.) Concentrations of Risk. Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash, cash equivalents, short-term investments, notes receivable and accounts receivable. The Company places its cash, cash equivalents and short-term investments in high-credit quality financial institutions. The Company is exposed to credit risk in the event of default by these institutions to the extent of the amount recorded on the consolidated balance sheet. As of September 30, 2006, the Company has invested in short-term investments including auction rate securities, discount notes and U.S. government bonds. Accounts receivable are derived from revenue earned from customers primarily located in the United States, Middle East, Italy and Germany. The Company performs ongoing credit evaluations of its customers’ financial condition and generally does not require collateral. The Company maintains reserves for potential credit losses and historically, such losses have been immaterial.

(7.) Major Customers. The following customers accounted for more than 10% of revenues for the periods shown below. The revenue from these customers was attributable to both the optical memory card and the optical card drive segments. No other customer accounted for more than 10% of revenues during these periods.

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Customer A	39%	36%	32%	39%
Customer B	—	15%	14%	10%
Customer C	—	11%	13%	N/A

Two customers accounted for 28% and 16% respectively of accounts receivable at September 30, 2006. Two customers accounted for 48% and 14% respectively of accounts receivable at March 31, 2006.

(8.) Cash and Cash Equivalents, Short-term Investments and Long-term Investments. The Company considers all highly liquid investments, consisting primarily of commercial paper, discount notes and U.S. government bonds, with maturities of three months or less at the date of purchase, to be cash equivalents. Cash and cash equivalents at September 30, 2006 and March 31, 2006 were $1.8 million and $2.1 million, respectively. The Company held auction rate securities which have been accounted for as available-for-sale and classified as short-term investments. The fair values of the auction rate securities, based on quoted market prices, were substantially equal to their carrying costs due to the frequency of the reset dates. Short-term investments also include investments with maturities at date of purchase of more than three months and investments with remaining maturities of less than one year. All investments with maturities at date of purchase greater than one year are classified as long-term investments. Management determines the appropriate classification of debt securities at the time of purchase and reevaluates the classification of investments as of each balance sheet date.

All short-term investments, except for auction rate securities which are recorded at fair value, and long-term investments are classified as held to maturity and are stated in the consolidated balance sheet at amortized cost. As such investments are classified as held to maturity, no unrealized gains or losses are recorded. The carrying amounts of individual held to maturity securities are reviewed at the consolidated balance sheet date for potential impairment. As of September 30, 2006 and March 31, 2006, the Company has determined that an impairment which was “other than temporary” has not occurred.

LASERCARD CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(9.) Fair Value of Financial Instruments. The carrying amounts of the Company’s financial instruments including cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued liabilities, approximate their fair values due to their short maturities. The Company had no long-term investments at September 30, 2006 and March 31, 2006.

(10.) Accounts Receivable. Accounts receivable are net of allowance for doubtful accounts and product return reserves of $168,000 and $142,000 as of September 30, 2006 and March 31, 2006, respectively. We maintain allowances for doubtful accounts and product return reserves for anticipated losses resulting from the inability of our customers to make required payments and in-process product returns. We generally compute our allowances based on specifically identifying accounts that are past due that are likely not collectible. Interest receivable is accrued from investments in auction rate securities and other interest-bearing securities. Other receivables are comprised of value added tax refunds and miscellaneous items. The components of accounts receivable at September 30, 2006 and March 31, 2006 are (in thousands):

	September 30,	March 31,
	2006	2006
Trade receivables	$2,527	$4,897
Allowance for doubtful accounts	(90)	(64)
Product return reserves	(78)	(78)
Interest receivable	42	93
Other receivables	342	72
Total receivables, net	$2,743	$4,920

(11.) Inventories. Inventories are stated at the lower of cost or market, with cost determined on a first-in, first-out basis and market based on the lower of cost or estimated realizable value less cost to sell. The components of inventories as of September 30, 2006 and March 31, 2006 are (in thousands):

	September 30,	March 31,
	2006	2006
Raw materials	$5,909	$5,662
Work-in-process	1,184	1,453
Finished goods	2,282	1,759
Total inventories	$9,375	$8,874

The Company establishes lower of cost or market reserves and inventory obsolescence reserves. Inventory reserves are generally recorded when management determines that an item is not readily saleable. Inventory reserves are not relieved until the related inventory has been sold or scrapped. The Company recorded charges to write down inventory of $30,000 and $120,000 for the three and six-months ended September 30, 2006, respectively and $306,000 and $251,000 for the three and six-months ended September 30, 2005, respectively.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs — an Amendment of ARB No. 43, Chapter 4,” which clarifies that costs for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage) be recognized as current period charges. In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred in fiscal years beginning after June 15, 2005. The Company applied SFAS No. 151 to inventory costs incurred effective April 1, 2006. The provisions of this statement were applied prospectively. The adoption of SFAS No. 151 increased the cost of inventory by $219,000 and increased net income by the same amount for the first quarter of fiscal year 2007.

LASERCARD CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(12.) Equipment held for resale. Equipment held for resale primarily consists of parts, labor costs and other costs incurred to build equipment under a contract with Global Investments Group (GIG). Direct incremental costs associated with the purchase or construction of these items are deferred until revenue is recorded. The components of equipment held for resale as of September 30, 2006 and March 31, 2006 are (in thousands):

	September 30,	March 31,
	2006	2006
Parts	$5,250	$5,187
Labor	780	591
Other	115	99
Total equipment held for resale	$6,145	$5,877

(13.) Property and Equipment, net. The components of property and equipment as of September 30, 2006 and March 31, 2006 are (in thousands):

	September 30,	March 31,
	2006	2006
Building and land	$846	$803
Equipment and furniture	23,709	22,464
Construction in progress, including
purchased equipment	693	802
Leasehold improvements	4,605	4,409
	29,853	28,478
Less: accumulated depreciation and amortization	(17,205)	(16,172)
Total property and equipment, net	$12,648	$12,306

Property and equipment, including tooling, are recorded at cost. Depreciation is provided over the estimated useful lives which is four to seven years for equipment and furniture using the straight-line method and twenty-five years for the building using the straight-line method. Leasehold improvements are amortized over the shorter of the life of the asset or the life of the lease using the straight-line method. Depreciation and amortization expense for the three and six-months ended September 30, 2006 was $686,000 and $1,323,000 respectively and September 30, 2005 was $652,000 and $1,286,000, respectively. Maintenance and minor repairs and replacements are expensed when incurred. Gains and losses related to the disposition or retirement of property and equipment are charged to other income, net.  Expenditures for major software purchases for internal use are capitalized and depreciated using the straight-line method over the estimated useful lives of 4 years.  All direct costs are capitalized in accordance with Statement of Position 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use."

(14.) Assessment of Impairment of Tangible and Intangible Long-Lived Assets. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company assesses the impairment of long-lived assets whenever events or changes in circumstances indicate that their carrying value may not be recoverable from the estimated future cash flows expected to result from their use and eventual disposition. The Company’s long-lived assets subject to this evaluation include property and equipment and amortizable intangible assets. If the Company’s estimate of future undiscounted net cash flows is insufficient to recover the carrying value of the assets, the Company will record an impairment loss in the amount by which the carrying value of the assets exceeds the fair value. If assets are determined to be recoverable but the useful lives are shorter than originally estimated, the Company depreciates or amortizes the net book value of the asset over the newly determined remaining useful lives. As of September 30, 2006 and March 31, 2006, the fair value of long-lived assets exceeds the book value. Therefore, based on management’s assessment, no impairment loss has been recognized.

LASERCARD CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(15.) Accrued Liabilities. The components of accrued liabilities as of September 30, 2006 and March 31, 2006 are (in thousands):

	September 30,	March 31,
	2006	2006

Accrued payroll and fringe benefits	$403	$1,218
Accrued compensated absences	606	622
Actual warranty reserves	679	648
Other accrued liabilities	761	630
Total accrued liabilities	$2,449	$3,118

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

Orders for Permanent Resident and Border Crossing Cards for the U.S. government require delivery into a secure Company-controlled vault. Shipments are made from the vault to a U.S. government site on a shipment schedule provided by the prime contractor, which is subject to revision, but generally not subject to cancellation, at the option of the prime contractor. At the time the cards are delivered into the vault, title to the cards is transferred to the U.S. government and all risks of ownership are transferred as well. The prime contractor is invoiced, with payment due within thirty days and the purchase orders do not contain any return (other than for warranty) or cancellation provisions. Pursuant to the provisions of SEC Staff Accounting Bulletin No. 104 (“SAB 104”), revenue is recognized on delivery into the vault as the Company has fulfilled its contractual obligations and the earnings process is complete. In the future, if the Company does not receive a shipment schedule for shipment of cards from the vault, revenue will be deferred and recognized upon shipment from the vault. In addition, revenue recognition for future deliveries into the vault would be affected if the U.S. government cancels the shipment schedule.

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

LASERCARD CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The Company applies the provisions of Statement of Position 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts" (“SOP 81-1”) in applicable contracts. Revenues on time and materials contracts are recognized as services are rendered at contract labor rates plus material and other direct costs incurred. Revenues on fixed price contracts are recognized on the percentage of completion method based on the ratio of total costs incurred to date compared to estimated total costs to complete the contract. Estimates of costs to complete include material, direct labor, overhead and allowable general and administrative expenses. In circumstances where estimates of costs to complete a project cannot be reasonably estimated, but it is assured that a loss will not be incurred, the percentage-of-completion method based on a zero profit margin, rather than the completed-contract method, is used until more precise estimates can be made. The full amount of an estimated loss is charged to operations in the period it is determined that a loss will be realized from the performance of a contract. The Company recognized approximately $9,000 and $24,000 of revenues during the three-months ended September 30, 2006 and 2005, respectively, based on a zero profit margin related to a long-term contract. The Company recognized approximately $10,000 and $66,000 of revenues during the six-months ended September 30, 2006 and 2005, respectively, based on a zero profit margin related to a long-term contract.

At the beginning of the fourth quarter of fiscal year 2006, the Company entered into a subcontract with a prime contractor for a Middle Eastern country to provide them with card personalization workstation integration for use in that country’s personalized national ID program which includes optical memory cards, hardware, and software. The contract calls for multiple deliverables, installation, and certain client acceptance criteria, as defined in the agreement. In applying the guidance within EITF 00-21, the Company determined the deliverables are not to be accounted for as separate units, but rather as a bundled arrangement as the fair value of the undelivered items cannot be readily determined. Therefore, revenue recognition on this new contract and the associated contract costs were and will be deferred until the predominant undelivered element, the card personalization, is delivered and accepted, commencing with the installation and acceptance of the card personalization system. Total contract revenue will be recognized ratably based on actual cards personalized and accepted and payments received of $2.9 million through September 30, 2006, are recorded as advance payments from customers on the balance sheet. As of September 30, 2006 and March 31, 2006, no revenue has been recognized under this contract, and costs incurred under the contract of $2.1 million and $1 million, respectively, were recorded as deferred contract costs in the accompanying condensed consolidated balance sheet. The components of the current and long-term deferred contract costs consist of the following (in thousands):

	September 30,	March 31,
	2006	2006
Optical memory cards and freight	$1,477	$592
Hardware and other costs	599	449
Total deferred contract costs	$2,076	$1,041

The Company applies the provisions of Statement of Position (“SOP”) No. 97-2, “Software Revenue Recognition,” as amended by Statement of Position 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions” to all transactions involving the sale of software products. Revenue from the license of the Company’s software products is recognized when persuasive evidence of an arrangement exists, the software product has been delivered, the fee is fixed or determinable and collectibility is probable, and, if applicable, upon acceptance when acceptance criteria are specified or upon expiration of the acceptance period. Software revenue was immaterial for the three and six-months ended September 30, 2006 and 2005.

License revenue, which may consist of up-front license fees and long-term royalty payments, is recognized as revenue when earned. There were no license revenues recorded for the three and six-months ended September 30, 2006 and 2005.

LASERCARD CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The Company sold a license, effective April 3, 2004, to Global Investments Group (GIG), based in Auckland, New Zealand, for card manufacturing in Slovenia. This agreement was most recently amended on October 30, 2006. For information regarding the accounting treatment of the original and previously amended agreement, refer to the Company’s Form 10-Q for the first fiscal quarter of 2007 filed with the SEC on August 9, 2006. The agreement, as amended on October 30, 2006, provides for payments to the Company of $14 million for a 20-year license and four-year support package through March 31, 2008, which payment has been received. The amended agreement calls for a mandatory follow-on three-year support package through March 31, 2011, followed by 13 optional one-year support packages, all at a fee of $1 million annually. The Company is to sell the required manufacturing equipment and provide installation assistance and training for a fee of approximately $11 million. The equipment is to be installed in a facility to be built by GIG to provide a targeted initial manufacturing capacity of 10 million optical cards annually. As of September 30, 2006, the Company had acquired $6 million of this equipment, classified as equipment held for resale on its consolidated balance sheet. In addition to the $14 million received for the license fee and support, the Company has received $6.5 million for partial payment for the equipment, installation assistance, and training. GIG is also obligated to make payments of $50,000 each month (the "Ready Fee") beginning October 2006 to the Company until GIG provides a building ready to receive the manufacturing equipment. The Company intends to maintain possession of the equipment until the final payment currently due November 10, 2006, of approximately $5 million is made. For the $20.5 million the Company received, $18.5 million was recorded as advance payments from customer and $2 million for the licensing fee was recorded as deferred revenue, which were both classified as long-term liabilities within the consolidated balance sheets. In addition to the $41 million discussed above, GIG is to pay the Company royalties for each card produced under the license.

The territories covered by the license include most of the European Union and eastern European regions. GIG has exclusive marketing rights in certain territories, with performance goals to maintain these rights. The Company will assign a person on site through March 31, 2011, and thereafter if GIG exercises the optional support to assist with quality, security and operational procedures, with the mutual goal that the facility and the cards made in the facility conform to the Company’s standards. The Company also retains rights to utilize up to 20% of the new facility capacity as backup and capacity buffer to augment its own card manufacturing facilities in Mountain View, California and at its German subsidiary. The granting of this license to GIG establishes a potential second source supplier of optical memory cards for existing and prospective customers who may request multiple sources for cards. The agreement contains various elements including a card manufacturing license, sale and installation of equipment, training, and ongoing support, and contingent payments for the sale of materials, and royalty payments for cards manufactured.

As a result of the amendment to the agreement in October 2006, the Company has determined that, upon delivery and installation of the equipment, and completion of the training, it can establish the fair value of the remaining undelivered support packages. The fair value of the undelivered support packages is determined by reference to the fair value of 13 optional one-year support packages, each of which is offered to the licensee at a fee of $1 million annually. The undelivered support packages, including the 13 optional one-year support packages, are substantively identical. Accordingly, the Company will defer revenue equal to the fair value of the undelivered support packages and will recognize the residual amount as revenue for the delivered items, using the residual method as prescribed in EITF 00-21. Therefore, the deferred revenue, using the residual method, consisting of the card manufacturing license, the monthly "Ready Fee", the sale and installation assistance of equipment and training will be recognized as revenue when the equipment is accepted and training has been completed, which date is dependent on GIG providing a facility in Slovenia. The Company defers direct and incremental expenses associated with building the card manufacturing equipment and with the delivery of other services for which revenue has been deferred, and the Company will recognize these expenses when the Company recognizes the related revenue. Royalty revenue will be recorded as revenue in the period when earned based upon the number of optical memory cards manufactured by the licensee as defined in the agreement. The Company determined this by analogy to the treatment of software licenses in accordance with SOP 97-2 whereby royalty fees receivable may be recorded as revenue as the customer of a software maker sublicenses its product to end-users. The Company determined this is analogous to the royalties earned by the Company as GIG sells optical memory cards to its customers. Raw material purchases will be recorded as revenue and the related cost charged to cost of goods sold in the period when shipped and the other revenue recognition criteria of SAB 104 are met. GIG has missed payment deadlines in June 2006 and September 2006 leading to the amendments to the original agreement. There is no assurance that GIG will be able to obtain the financing required to make any future payments.

LASERCARD CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(19.) Product Warranty. Where appropriate, provision is made at the time of shipment for estimated warranty costs and estimated returns. The Company provides a limited warranty for the replacement of defective products. The Company’s limited warranty requires the Company to repair or replace defective products at no cost to the customer within a specified time period after sale. The Company estimates the costs that may be incurred under its limited warranty and records a liability in the amount of such costs at the time product revenue is recognized. Factors that affect the Company’s estimate of warranty liability include the number of units sold, and historical and anticipated rates of warranty claims. The Company assesses the adequacy of its recorded warranty liability and adjusts the amount as necessary. The Company utilizes historical trends and information received from its customers to assist in determining the appropriate estimated warranty accrual levels. The following table shows our warranty liability during the three and six months ended September 30, 2006 and 2005 (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Beginning balance	$667	$139	$699	$155
Accruals for products sold	20	62	97	107
Costs incurred	(8)	(99)	(117)	(160)
Ending balance	$679	$102	$679	$102

(20.) Research and Development Expenses. Costs related to research, design and development of products are charged to research and development expenses as incurred. Research and development costs include salaries, contractor fees, building and utility costs, and depreciation.

(21.) Shipping and Handling Costs. Shipping and handling costs are recorded in cost of product sales.

(22.) Advertising Costs. Advertising costs consist of development and placement costs of the Company’s advertising campaigns and are charged to expense when incurred. Advertising expense was approximately $188,000 and $183,000 for the six-months ended September 30, 2006 and 2005, respectively, and are included in selling, general, and administrative expenses. There were no such costs for the three-months ended September 30, 2006 and 2005.

(23.) Stock-based Compensation.

Effective April 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment, which requires share-based payment transactions to be accounted for using a fair value-based method and the recognition of the related expense in the results of operations. Prior to the adoption of SFAS No. 123(R), as permitted by SFAS No. 123, Accounting for Stock-Based Compensation, the Company accounted for share-based payments to employees in accordance with Accounting Principles Board Opinion No. (“APB”) 25, Accounting for Stock Issued to Employees, utilizing the intrinsic value method. Therefore, the Company did not recognize compensation cost for employee and director stock options because there was no intrinsic value. SFAS No. 123(R) allows companies to choose one of two transition methods: the modified prospective transition method or the modified retrospective transition method.

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

LASERCARD CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Under the provisions of SFAS No. 123(R), stock-based compensation cost is estimated at the grant date based on the fair value of the award and compensation cost is recognized as an expense over the requisite service period of the award, generally the vesting period. The fair value of non-vested stock awards was determined by reference to the fair market value of the Company’s common stock on the date of grant. Consistent with the valuation method the Company used for disclosure-only purposes under the provisions of SFAS No. 123, the Company uses the Black-Scholes valuation model to estimate the fair value of option awards. Determining the appropriate fair value model and related assumptions requires judgment, including estimating stock price volatility, forfeiture rates and expected terms. The following assumptions were utilized to estimate the fair value of the Company’s stock option awards during the second quarter of fiscal year 2007:

Expected stock price volatility                                     55%
Risk free interest rate                                         4.40% to 4.96%
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

With the adoption of SFAS No. 123(R), the Company recorded stock-based employee compensation expense of $385,000 and $799,000 for the three and six-months ending September 30, 2006, net of estimated forfeitures. The Company recognized the full impact of its equity incentive plans in the consolidated statements of operations for the three and six-months ended September 30, 2006 and did not capitalize any such costs in the consolidated balance sheet.

Stock-based compensation expense as a result of the adoption of SFAS No. 123(R) included in the Company’s consolidated statements of operations was allocated for the three and six-months ended September 30, 2006 as follows (in thousands):

	Three Months Ended September 30, 2006	Six Months Ended September 30, 2006
Cost of product sales	$81	$168
General and administrative expense	202	423
Research and development expense	102	208

Stock-based compensation expense before income tax	385	799
Less: income tax benefit	-	-

Net stock-based compensation expense after income tax	$385	$799

The Company also had an expense of $29,000 and $48,000 relating to the Employee Stock Purchase Plan (ESPP) which is included in the Company’s consolidated statements of operations for the three and six-months ended September 30, 2006, respectively.

LASERCARD CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The Company had previously adopted the provisions of SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, through disclosure only. The following table illustrates the effect on net loss and net loss per share for the three and six-months ended September 30, 2005 as if the Company had applied the fair value recognition provisions of SFAS No. 123(R) to stock-based employee awards (in thousands, except for per share amounts):

	Three Months Ended September 30, 2005	Six Months Ended September 30, 2005
Net loss, as reported	$(564)	$(2,258)
Add: stock based employee compensation expense
included in reported net loss, net of tax	35	67
Deduct: stock-based compensation expense determined
using fair value based method for all awards, net of tax	(377)	(703)
Net loss, pro forma	$(906)	$(2,894)

Net loss per common share:
Basic and diluted, as reported	$(0.05)	$(0.20)
Basic and diluted, proforma	$(0.08)	$(0.25)

Using Black-Scholes option-pricing model, the fair values of options granted during the three and six-months ended September 30, 2005 were calculated with the following weighted-average assumptions:

                                          Three Months Ended              Six Months Ended
 September 30, 2005  September 30, 2005
Expected stock price volatility     55%    55%
Risk free interest rate      4.23%        3.81% - 4.23%
Expected life of options                                                              8 years                                       5 years
Expected annual dividends                      —                                               —

The following table summarizes the stock option activity for the three and six-months ended September 30, 2006:
			Weighted Average	Aggregate
	Stock	Weighted Average	Remaining	Intrinsic
	Options	Exercise Price	Contractual Term	Value

Oustanding at March 31, 2006	2,063,673	$12.27
Granted	460,250	$15.24
Exercised	(88,729)	$10.42
Canceled/expired/forfeited	(78,024)	$12.42

Outstanding at September 30, 2006	2,357,170	$12.91	5.38	$3,595,025

Options vested and exercisable at September 30, 2006	1,438,145	$13.37	3.92	$1,481,013

As of September 30, 2006 there was approximately $4.8 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under our stock incentive plans which is expected to be recognized over the remaining vesting period through September 30, 2010.

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

LASERCARD CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Employee Stock Purchase Plan. The Company has an Employee Stock Purchase Plan (Stock Purchase Plan), under which eligible employees may designate from 2% to 6% of their compensation to be withheld for the purchase of shares of common stock at 67% of the average price over the three-day period prior to the purchase date. The differential between fair market value and the average price of the shares sold under the Stock Purchase Plan is charged to operations as a compensation expense and is taxed to the employee as income. The Company recorded compensation expense related to the Stock Purchase Plan of $29,000 and $35,000 for the three months ended September 30, 2006 and 2005, respectively, and $48,000 and $67,000 for the six months ended September 30, 2006 and 2005, respectively.

(24.) Comprehensive Income (Loss). Under SFAS No. 130, “Reporting Comprehensive Income,” comprehensive income (loss) is defined as the changes in equity of an enterprise except for those resulting from stockholders’ transactions. For the three and six-months ended September 30, 2006 and 2005, comprehensive income (loss) is as follows (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Net loss	$(2,672)	$(564)	$(2,460)	$(2,258)
Net change in cumulative foreign
currency translation adjustments	26	16	97	(188)
Other comprehensive loss	$(2,646)	$(548)	$(2,363)	$(2,446)

(25.) Recent Accounting Pronouncements. In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. FIN 48 will be effective for fiscal years beginning after December 15, 2006. The Company continues to evaluate the effect, if any, FIN 48 will have on our condensed consolidated financial statements.

Except for the adoption of SFAS No. 123(R) and SFAS No. 151 effective April 1, 2006, no other recent accounting pronouncements have been issued which would currently have a material effect on our condensed consolidated financial statements.

(26.) Indemnification. The Company’s major sales agreements provide remedies to customers, such as defense, settlement, or payment of judgment for intellectual property claims related to the use of the Company’s products. The Company also has indemnified various vendors for certain potential claims. The Company has also entered into indemnification agreements with its directors and officers and the Company’s bylaws contain similar indemnification obligations. To date, there have been no claims made under such indemnifications and as a result the associated estimated fair value of the liability is not material. The Company is required to indemnify the investors in the Company's December 2003 financing from any third party claim based upon any untrue statement or alleged untrue statement of a material fact contained in the Registration Statement covering the resale of the shares purchased by such investors, or any failure by the Company to fulfill any undertaking included in the Registration Statement.

(27.) Subsequent Event Disclosure-GIG Contract Amendment. Subsequent to the end of the second quarter of fiscal year 2007, the Company amended its agreements with GIG and filed with the SEC on November 1, 2006, a Form 8-K dated October 30, 2006, describing and attaching the amendment.

LASERCARD CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
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

The reconciliation of the denominators of the basic and diluted net income (loss) per share computation for the three and six-months ended September 30, 2006 and 2005 is shown in the following table (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Net loss	$(2,672)	$(564)	$(2,460)	$(2,258)

Basic net loss per share:
Weighted average common shares outstanding	11,816	11,355	11,792	11,350

Basic net loss per share	$(0.23)	$(0.05)	$(0.21)	$(0.20)

Diluted net loss per share:
Weighted average common shares outstanding	11,816	11,355	11,792	11,350
Weighted average common shares from stock option grants	—	—	—	—
Weighted average common shares and common stock
equivalents outstanding	11,816	11,355	11,792	11,350

Diluted net loss per share	$(0.23)	$(0.05)	$(0.21)	$(0.20)

Stock options having an exercise price greater than the average market value for profitable periods are excluded from the calculation of diluted net income per share, as their effect would be antidilutive. As the effect of common stock equivalents would be antidilutive since the Company incurred a loss in the three and six-months ended September 30, 2006 and 2005, all stock options and warrants were excluded from the calculation of diluted net loss per share for those periods.

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

The accounting policies used to derive reportable segment results are the same as those described in the "Summary of Significant Accounting Policies." Resources are allocated to the optical memory card and optical card drive segments in a manner that optimizes optical memory card revenues and to the specialty card and printers segment in a manner that optimizes consolidated income as determined by the chief operating decision maker. Segment revenues are comprised of sales to external customers. Segment gross profit (loss) includes all segment revenues less the related cost of sales. Accounts receivable, cash, deferred income taxes, prepaid expenses, fixed assets and inventory are not separately reported by segment to the chief operating decision maker. Therefore, the amount of assets by segment is not meaningful. There are no inter-segment sales or transfers. All of the Company’s long-lived assets are attributable to the United States except for $5.6 million attributable to Germany at September 30, 2006.

The Company's chief operating decision maker is currently the Company's Chief Executive Officer. The chief operating decision maker reviews financial information presented on a consolidated basis that is accompanied by disaggregated information about revenues and gross profit (loss) by segment.

The table below presents information for optical memory cards, optical card drives and specialty cards and card printers and a reconciliation of segment results to amounts included in the Company’s consolidated financial statements for the three and six-months ended September 30, 2006 and 2005 (in thousands):

LASERCARD CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	T h r e e M o n t h s E n d e d S e p t e m b e r 30, 2006
			Specialty
	Optical	Optical	Cards &
	Memory	Card	Cards &	Segment
	Cards	Drives	Printers	Total	Other (a)	Total
Revenues	$3,279	$115	$2,900	$6,294	—	$6,294
Cost of product sales	3,035	241	2,190	5,466	—	5,466
Gross profit (loss)	244	(126)	710	828	—	828
Depreciation and
amortization expense	423	45	83	551	135	686

	T h r e e M o n t h s E n d e d S e p te m b e r 30, 2005
			Specialty
	Optical	Optical	Cards &
	Memory	Card	Cards &	Segment
	Cards	Drives	Printers	Total	Other (a)	Total
Revenues	$5,612	$374	$2,713	$8,699	—	$8,699
Cost of product sales	3,696	533	1,977	6,206	—	6,206
Gross profit (loss)	1,916	(159)	736	2,493	—	2,493
Depreciation and
amortization expense	403	33	69	505	147	652

	S i x M o n t h s E n d e d S e p t e m b e r 30, 2006
			Specialty
	Optical	Optical	Cards &
	Memory	Card	Cards &	Segment
	Cards	Drives	Printers	Total	Other (a)	Total
Revenues	$10,774	$299	$5,775	$16,848	—	$16,848
Cost of product sales	6,886	603	4,366	11,855	—	11,855
Gross profit (loss)	3,888	(304)	1,409	4,993	—	4,993
Depreciation and
amortization expense	817	89	164	1,070	253	1,323

	S i x M o n t h s E n d e d S e p t e m b e r 30, 2005
			Specialty
	Optical	Optical	Cards &
	Memory	Card	Cards &	Segment
	Cards	Drives	Printers	Total	Other (a)	Total
Revenues	$9,477	$683	$5,533	$15,693	—	$15,693
Cost of product sales	6,448	952	3,960	11,360	—	11,360
Gross profit (loss)	3,029	(269)	1,573	4,333	—	4,333
Depreciation and
amortization expense	783	64	136	983	303	1,286

(a)	Other depreciation and amortization expense represents amounts charged to selling, general and administrative and research and development.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this Form 10-Q Report and the audited consolidated financial statements and notes thereto for the year ended March 31, 2006, included in the Company's fiscal 2006 Annual Report on Form 10-K.

FORWARD-LOOKING STATEMENTS

All statements contained in this report that are not historical facts are forward-looking statements.  The forward-looking statements in this report are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  They are not historical facts or guarantees of future performance or events. Rather, they are based on current expectations, estimates, beliefs, assumptions, and goals and objectives and are subject to uncertainties that are difficult to predict.  As a result, the Company’s actual results may differ materially from the statements made.  Often such statements can be identified by their use of words such as “may,” “will,” “intends,” “plans,” “believes,” “anticipates,” “visualizes,” “expects,” and “estimates.”  Forward-looking statements made in this report include statements as to the Company’s belief that the expired U.S. government contract will be replaced with a new contract during November, 2006; the Company’s beliefs as to current and potential market segments, customers, and applications for and deployment of the products of the Company; the advantages of, potential income from, and duties to be performed under the sale of a second-source card manufacturing license to Global Investments Group (GIG); the Company’s intent to retain the GIG equipment until it is fully paid by GIG; future scheduled payments and contingent royalties under the GIG contract, GIG’s production capacity, and that the Company will sell equipment to GIG, provide GIG with installation support, and have on-site personnel; production quantities, delivery rates and expected delivery schedule, backlog, and revenue recognition for Company products for U.S. or foreign government ID card programs, including that the prime contractor for a Middle Eastern country will place a series of up to ten purchase orders over the next year under its contract valued at over $11 million, including the three orders already placed aggregating $3.9 million, and that the Middle Eastern country will install the requisite infrastructure so that the Company can recognize revenue after card personalization in December, 2006; that we will ship 100 drives to the Middle Eastern country during December 2006; potential annual revenues being $40 to $50 million at full implementation from the Italy program with expected revenues unable to be determined in fiscal 2007 until the Italian government informs our VAR of the roll-out plan; our expectation for no future growth from the U.S. Green Card and Laser Visa BCC program, with steady state revenue to average $9.5 million if our contract is renewed; plans to increase card production capacity for anticipated increases in orders including $9 million in capital equipment and leasehold improvements during the next twelve months; the Company believing that optical memory card revenue will double from fiscal year 2007 to fiscal year 2008 and triple from fiscal year 2007 to fiscal year 2009; and expecting growth of less than 10% in the specialty card and printer segment but not expecting significant profit from the optical card drive market (e.g. 10% margin in fiscal 2007 on higher sales); the Company’s intent to update at least annually its FAS 123R assumptions; our intent to find another photographic film supplier should Kodak cease supplying such film and to take advantage of any last-buy opportunity which Kodak may choose to provide; our intent to pursue patent infringers by litigation, arbitration, or negotiation; the need for, expected success of, and potential benefits from the Company’s research and development efforts, including the $1,000 hand-held drive, and whether they can stimulate card sales growth; expectations regarding revenues (overall and by segment and by customer), margins, profit (including a loss in the second quarter of fiscal 2007 and likely losses in the future if full implementation of the Italian program is further delayed), and the Company’s deferred tax asset and related valuation allowance; our belief that our current five major programs, plus maybe one or two others, will be the basis for a substantial majority of our revenues in the near term; estimates of optical card production capacity, the Company’s ability to expand production capacity, and the Company’s plans and expectations regarding the growth and associated capital costs of such capacity; estimates that revenues and advance payments will be sufficient to generate cash from operating activities over the next 12 months and fund our planned capital expenditures despite expected quarterly fluctuations; expectations regarding market growth, product demand, and the continuation of current programs; and the Company's long-term revenue growth objectives, and drive pricing strategy.

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

The U.S. government requires delivery of certain purchases from the Company into a secure vault controlled by the Company. Shipments are made from the vault on a shipment schedule provided by the prime contractor, which is subject to revision, but generally not subject to cancellation, at the option of the prime contractor. At the time the cards are delivered into the vault, title to the cards is transferred to the government and all risks of ownership are transferred as well. The prime contractor is invoiced, with payment due within thirty days, and the contract does not contain any return (other than for warranty) or cancellation provisions. Pursuant to the provisions of SEC Staff Accounting Bulletin No. 104 (SAB 104), revenue is recognized on delivery into the vault as the Company has fulfilled its contractual obligations and the earnings process is complete. If the Company does not receive a shipment schedule for shipment of cards from the vault, revenue is deferred and recognized upon shipment from the vault. In addition, revenue recognition for future deliveries into the vault would be affected if the U.S. government cancels the shipment schedule through the prime contractor. As a result, the Company’s revenues may fluctuate from period to period if the Company does not continue to obtain shipment schedules under this subcontract or if the shipment schedules are cancelled.

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

The Company applies the provisions of Statement of Position (“SOP”) No. 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts" (SOP No. 81-1) in applicable contracts. Revenues on time and materials contracts are recognized as services are rendered at contract labor rates plus material and other direct costs incurred. Revenues on fixed price contracts are recognized on the percentage of completion method based on the ratio of total costs incurred to date compared to estimated total costs to complete the contract. Estimates of costs to complete include material, direct labor, overhead and allowable general and administrative expenses. In circumstances where estimates of costs to complete a project cannot be reasonably estimated, but it is assured that a loss will not be incurred, the percentage-of-completion method based on a zero profit margin, rather than the completed-contract method, is used until more precise estimates can be made. The full amount of an estimated loss is charged to operations in the period it is determined that a loss will be realized from the performance of a contract. The Company recognized revenue based on a zero profit margin related to a long-term contract of approximately $9,000 and $24,000 of revenues during the three-months ended September 30, 2006 and 2005, respectively, and approximately $10,000 and $66,000 of revenues during the six-months ended September 30, 2006 and 2005.

At the beginning of the fourth quarter of fiscal year 2006, the Company entered into a subcontract with a prime contractor for a Middle Eastern country to provide them with card personalization workstation integration for use in that country’s personalized national ID program which includes optical memory cards, hardware, and software. The contract calls for multiple deliverables, installation, and certain client acceptance criteria, as defined in the agreement. In applying the guidance within EITF 00-21, the Company determined the deliverables are not to be accounted for as separate units, but rather as a bundled arrangement as the fair value of the undelivered items cannot be readily determined. Therefore, revenue recognition on this new contract and the associated contract costs were and will be deferred until the predominant undelivered element, the card personalization, is delivered and accepted, commencing with the installation and acceptance of the card personalization system. Total contract revenue will be recognized ratably based on actual cards personalized and accepted. As of September 30, 2006, no revenue has been recognized under this contract, payments received of $2.9 million are recorded as advance payments from customers on the balance sheet, and costs incurred under the contract of $2.1 million were recorded as deferred contract costs under the assets on the accompanying consolidated balance sheet.

License revenue, which may consist of up-front license fees and royalty payments, is recognized as revenue when earned. There was no license revenue recorded in the three and six-months ended September 30, 2006 and 2005.

The Company sold a license, effective April 3, 2004, to Global Investments Group (GIG), based in Auckland, New Zealand, for card manufacturing in Slovenia. This agreement was most recently amended on October 30, 2006. For information regarding the accounting treatment of the original and previously amended agreement, refer to the Company’s Form 10-Q for the first fiscal quarter of 2007 filed with the SEC on August 9, 2006. The agreement, as amended on October 30, 2006, provides for payments to the Company of $14 million for a 20-year license and four-year support package through March 31, 2008, which payment has been received. The amended agreement calls for a mandatory follow-on three-year support package through March 31, 2011, followed by 13 optional one-year support packages, all at a fee of $1 million annually. The Company is to sell the required manufacturing equipment and provide installation assistance and training for a fee of approximately $11 million. The equipment is to be installed in a facility to be built by GIG to provide a targeted initial manufacturing capacity of 10 million optical cards annually. As of September 30, 2006, the Company had acquired $6 million of this equipment, classified as equipment held for resale on its consolidated balance sheet. In addition to the $14 million received for the license fee and support, the Company has received $6.5 million for partial payment for the equipment, installation assistance, and training. GIG is also obligated to make payments of $50,000 each month (the "Ready Fee") beginning October 2006 to the Company until GIG provides a building ready to receive the manufacturing equipment. The Company intends to maintain possession of the equipment until the final payment currently due November 10, 2006, of approximately $5 million is made. For the $20.5 million the Company received, $18.5 million was recorded as advance payments from customer and $2 million for the licensing fee was recorded as deferred revenue, which were both classified as long-term liabilities within the consolidated balance sheets. In addition to the $41 million discussed above, GIG is to pay the Company royalties for each card produced under the license. The agreement contains various elements including a card manufacturing license, sale of and installation assistance of equipment, training, and ongoing support, and contingent payments for the sale of materials, and royalty payments for cards manufactured.  As a result of the amendment to the agreement in October 2006, the Company has determined that, upon delivery and installation of the equipment, and completion of the training, it can establish the fair value of the remaining undelivered support packages. The fair value of the undelivered support packages is determined by reference to the fair value of 13 optional one-year support packages, each of which is offered to the licensee at a fee of $1 million annually. The undelivered support packages, including the 13 optional one-year support packages, are substantively identical. Accordingly, the Company will defer revenue equal to the fair value of the undelivered support packages and will recognize the residual amount as revenue for the delivered items, using the residual method as prescribed in EITF 00-21. Therefore, the deferred revenue, using the residual method, consisting of the card manufacturing license, the monthly "Ready Fee", the sale and installation assistance of equipment and training will be recognized as revenue when the equipment is accepted and training has been completed, which date is dependent on GIG providing a facility in Slovenia. The Company defers direct and incremental expenses associated with building the card manufacturing equipment and with the delivery of other services for which revenue has been deferred, and the Company will recognize these expenses when the Company recognizes the related revenue. Royalty revenue will be recorded as revenue in the period when earned based upon the number of optical memory cards manufactured by the licensee as defined in the agreement. The Company determined this by analogy to the treatment of software licenses in accordance with SOP 97-2 whereby royalty fees receivable may be recorded as revenue as the customer of a software maker sublicenses its product to end-users. The Company determined this is analogous to the royalties earned by the Company as GIG sells optical memory cards to its customers. Raw material purchases will be recorded as revenue and the related cost charged to cost of goods sold in the period when shipped and the other revenue recognition criteria of SAB 104 are met.

The Company applies the provisions of Statement of Position No. 97-2, “Software Revenue Recognition,” as amended by Statement of Position 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions” to all transactions involving the sale of software products. Revenue from the license of the Company’s software products is recognized when persuasive evidence of an arrangement exists, the software product has been delivered, the fee is fixed or determinable, and collectibility is probable, and, if applicable, upon acceptance when acceptance criteria are specified or upon expiration of the acceptance period. Software revenue was immaterial for the three and six-months ended September 30, 2006 and 2005, respectively.

Product Warranty. Where appropriate, provision is made at the time of shipment for estimated warranty costs and estimated returns. The Company provides a limited warranty for the replacement of defective products. The Company’s limited warranty requires the Company to repair or replace defective products at no cost to the customer within a specified time period after sale. The Company estimates the costs that may be incurred under its limited warranty and records a liability in the amount of such costs at the time product revenue is recognized. Factors that affect the Company’s estimate of warranty liability include the number of units sold, and historical and anticipated rates of warranty claims. The Company assesses the adequacy of its recorded warranty liability and adjusts the amount as necessary. The Company utilizes historical trends and information received from its customers to assist in determining the appropriate estimated warranty accrual levels. The following table shows our warranty liability during the three and six months ended September 30, 2006 and 2005 (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Beginning balance	$667	$139	$699	$155
Accruals for products sold	20	62	97	107
Costs incurred	(8)	(99)	(117)	(160)
Ending balance	$679	$102	$679	$102

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

Significant management judgment is required in determining the provision for income taxes and, in particular, any valuation allowance recorded against the Company’s deferred tax assets. The Company determined in fiscal year 2004 that due to the Company’s recent cumulative tax loss history for the previous three-year period, income statement loss history over the previous five quarters, and the difficulty in forecasting the timing of future revenue as evidenced by the deviations in achieved revenues from expected revenues during the previous few quarters and taking into account the newness of certain customer relationships, that it was necessary to increase the valuation allowance under SFAS No. 109 to the full amount of the deferred tax asset. As a result, the Company determined that a full valuation allowance was required to net against its deferred tax assets in fiscal year 2004 and continues to have a full valuation allowance as of September 30, 2006.

The fiscal year 2004 acquisition of Challenge Card Design GmbH resulted in a deferred tax liability of $556,000 at September 30, 2006 and $568,000 at March 31, 2006.

The Company's methodology for determining the realizability of its deferred tax assets involves estimates of future taxable income; the estimated impact of future stock option deductions; and the expiration dates and amounts of net operating loss carryforwards. These estimates are based on near-term projections and assumptions which management believes to be reasonable. The Company has had difficulty in the past, and expects to have continued difficulty in the future, in reliably forecasting its foreign business and the revenue to be received from it. This, in combination with the three-year cumulative tax loss excluding the advance payments from GIG for the period ended March 31, 2006, resulted in the Company basing its estimates of future income for these purposes on booked orders only. As circumstances change, the Company may in the future be able to estimate future revenue based upon its forecast revenues rather than only using booked orders, although the Company cannot say when this will occur.

The Company considers both the positive and negative evidence regarding its ability to generate sufficient future taxable income to realize its deferred tax assets. Positive evidence has included having achieved profitability for financial reporting purposes for fiscal year 2006. Other positive evidence included (1) the level of sales and business experienced under the Company’s various government programs; (2) prospects in Italy and a Middle Eastern country for national identification card programs; and (3) expected future orders. Negative evidence has included (1) the Company’s reliance on a limited number of customers for a substantial portion of its business; (2) the uncertainty in timing of anticipated orders from customers; (3) the impact of future stock option deductions on taxable income; (4) the financial statement loss for the fourth quarter of fiscal year 2003 through the first two quarters of fiscal year 2006 and for the six months of fiscal year 2007; and (5) the prior three years’ cumulative tax net operating losses excluding the advance payments from GIG. In weighing the positive and negative evidence above, the Company considered the “more likely than not” criteria pursuant to SFAS No. 109 as well as the following risks: “dependence on a limited number of customers,” “lengthy sales cycles,” “technological change,” and “competition”. As described above, the Company concluded that the negative evidence outweighed the positive evidence and as a result has recorded a valuation allowance to be equal to the full amount of the deferred tax asset as of March 31, 2006 and at September 30, 2006.

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

Management’s analysis of the carrying value of card and read/write drive inventory is performed on a quarterly basis. With respect to inventory carrying values, the Company follows the principles articulated in SFAS No. 151, “Inventory Costs — an Amendment of ARB No. 43, Chapter 4,”“Inventory Pricing,” paragraphs 5 through 7 and 10 and other authoritative guidance (e.g. SAB 100) as it relates to determining the appropriate cost basis of inventory and determining whether firm, noncancelable purchase commitments should be accrued as a loss if forecasted demand is not sufficient to utilize all such committed inventory purchases and further clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage) be recognized as current period charges. In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred in fiscal years beginning after June 15, 2005. The Company applied SFAS No. 151 to inventory costs incurred effective April 1, 2006. The provisions of this statement were applied prospectively.

Prior to the adoption of SFAS No. 151, full overhead absorption would only occur if we produced at full capacity at each operation. This resulted in the recording of the idle capacity, the difference between actual production and full capacity, as a period cost on the income statement for the period in which it arose. In applying SFAS No. 151, our analysis has shown that normal capacity is less than full capacity. Therefore, the amount of period cost for excess capacity is reduced, and the per-unit amount of overhead applied to production and inventory has increased. The SFAS No. 151 valuation applied on a FIFO basis resulted in an increase to the inventory value totaling $219,000 at the period of adoption in the first quarter of fiscal year 2007.

As part of the Company’s quarterly excess/obsolete inventory analysis, management also determines whether lower of cost or market adjustments (i.e., where selling prices less certain costs are not sufficient to recover inventory carrying values) are warranted; during the second quarter of fiscal year 2007 and 2006, the Company did not record any lower of cost or market adjustments in the Company’s consolidated statements of operations. In those instances where the Company has recorded charges for excess and obsolete inventory, management ensures that such new cost basis is reflected in the statement of operations if that inventory is subsequently sold. The Company’s inventory reserves are based upon the lower of cost or market for slow moving or obsolete items. As a result, the Company believes a 10% increase or decrease of sales would not have a material impact on such reserves.

Share-Based Compensation

As described in detail in Note 2, Share-Based Compensation, of the accompanying notes to condensed consolidated financial statements, effective April 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123(R), using the modified-prospective transition method. Under the fair value recognition provisions of SFAS No. 123(R), share-based compensation cost is estimated at the grant date based on the fair value of the award and is recognized as expense, net of estimated forfeitures, ratably over the vesting period of the award. Calculating share-based compensation expense requires the input of highly subjective assumptions, including the expected term of the share-based awards, stock price volatility, and pre-vesting stock option forfeitures. We estimated the expected life of stock options granted for the three and six-month periods ended September 30, 2006 based upon historical vesting exercise, cancellation, and expiration pattern. We estimate the volatility of our common stock at the date of grant based on the historical volatility of our common stock. The assumptions used in calculating the fair value of stock-based awards represent our best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our share-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. We estimate the forfeiture rate based on historical experience. If our actual forfeiture rate is materially different from our estimate, the stock-based compensation expense could be significantly different from what we have recorded in the current period.

As a result of adopting SFAS No. 123(R) using the modified prospective method, our net income applicable to common shareholders for the three and six-months ended September 30, 2006 includes $385,000 and $799,000 respectively of share based compensation expense included in the condensed consolidated statements of income. As of September 30, 2006, $4.8 million of total unrecognized compensation cost related to unvested share-based compensation arrangements is expected to be recognized over the remaining vesting period through September 30, 2010. Prior to the adoption of SFAS No. 123(R), we provided pro forma disclosures of net income (loss) applicable to common shareholders and net income (loss) per share applicable to common shareholders as if the fair-value-based method had been applied. Our prior consolidated financial statements have not been restated.

RESULTS OF OPERATIONS—FISCAL YEAR 2007 SECOND QUARTER AND FIRST SIX MONTHS
COMPARED WITH FISCAL YEAR 2006 SECOND QUARTER AND FIRST SIX MONTHS

Overview

Headquartered in Mountain View, California, LaserCard Corporation manufactures LaserCard® optical memory cards and card related products, including chip-ready OpticalSmart™ cards. In addition, the Company operates a wholly owned German subsidiary, Challenge Card Design Plastikkarten GmbH (“CCD”), with offices in Rastede and Ratingen, Germany, which manufactures specialty cards provides manufacturing capacity for certain steps of optical memory card production, and markets cards, system solutions, and thermal card printers. The Company completed the merger of cards & more GmbH into Challenge Card Design Plastikkarten GmbH in January 2006. The Company markets under the LaserCard and cards & more brands.

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

Major near term growth potential for LaserCard® optical memory cards is in government-sponsored identification programs in several countries. Since governmental card programs typically rely on policy-making, which in turn is subject to technical requirements, budget approvals, and political considerations, there is no assurance that these programs will be implemented as expected or that they will include optical cards. Objectives for long-term revenue growth include: (1) broaden the “Optical Memory” (“OM”) products range to address lower-end applications characterized by higher price sensitivity, (2) diversify OM products into, and effectively penetrate, industrial and commercial markets, (3) expand hardware product offering to address new markets and add value to current offerings, and (4) increase OM product revenues by selling more application software and integrated solutions. However, in order for all these objectives to be achieved, the Company will need to increase the level of resources available for these initiatives.

The table below presents condensed consolidated revenues, excluding inter-company transactions, recorded by the U.S. and German operations (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2006	2005	2006	2005
U.S. operations	$3,394	$6,184	$11,074	$10,370
German operations	$2,900	$2,515	$5,774	$5,323

Revenues recorded by the U.S. operations are generally to a small number of government customers located throughout the world.  Revenues recorded by the German operations are mainly for a relatively large number of commercial customers.

Revenues for the major government programs are shown below as a percentage of total revenues:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
United States Green Cards and Laser Visa BCCs	32%	25%	26%	29%
Canadian Permanent Resident Cards	6%	10%	5%	7%
Italian Carta d’Identità Elettronica (CIE) Cards	6%	15%	2%	10%
Italian Permesso di Soggiorno Elettronico (PSE) Cards	—	—	12%	—

For the government of Italy, the Company has in the past received orders for CIE cards (Carta d’Identità Elettronica) and PSE cards (Permesso di Soggiorno Elettronico) but did not receive any such orders during the first half of fiscal year 2007. The new government in Italy has established a commission to make recommendations to improve the efficiency, cost effectiveness and speed of rollout of the national citizen ID program. After completion of its work, we anticipate receiving follow-on orders. As the card issuance infrastructure is more fully developed, CIE card orders could ramp toward their full implementation level and when the two national ID programs are fully implemented we anticipate annual revenues of $40 to $50 million over a five-year period. The Company can not forecast card orders or revenue for these programs until our Italian VAR receives roll out information from the Italian government.

U.S. Laser Visa Border Crossing Cards (BCCs) and Green Cards for the U.S. Department of Homeland Security (DHS) are an important part of the Company’s revenue base. For these programs, the Company recorded card revenues of $9.5 million over the last twelve months and expects this level of sales to continue in future periods. The Company is currently delivering on a bridge order placed after the expiration of a U.S. government subcontract in November 2005. Backlog at September 30, 2006 for these programs, which is deliverable through December 2006, totaled $2 million. The Company expects to receive a new multi-year subcontract in November 2006 although no assurance can be given.

For fiscal year 2007, shipments under a subcontract for Canada’s Permanent Resident Cards totaled $0.8 million. The backlog at September 30, 2006 totaled $1.1 million and is scheduled for delivery through June 2007.

In January 2006, the Company entered into a follow-on $11 million contract for a Middle Eastern country for the supply of secure national ID cards, installation and support of associated card personalization equipment, consumables and software. Deliveries began in February 2006 and are expected to be completed in fiscal 2008 as the prime contractor elects to place a series of up to ten purchase orders. In addition, the contractor has four annual purchase options valued at approximately $39 million in the aggregate. The cards are being issued to adult citizens for national identity purposes and feature the latest advancements in identity theft protection provided by Optical IDLock™, a combination of the highly-secure LaserCard® optical memory technology and Embedded HologramHD™, the new high-definition “photographic quality” etched image.  This subcontract is the first time that LaserCard Corporation has assumed responsibility for both supplying and installing personalization hardware, the oversight of the card personalization process, and the quality of the fully personalized cards, including the printing of cardholder information and encoding of data and the Embedded HologramHD. Revenue will be recognized as cards are issued after personalization, but only after the entire infrastructure called for in the contract has been installed and accepted which the Company anticipates will be in December 2006. The Company has received the first three purchase order releases totaling $3.9 million and has shipped the first two releases valued at $2.8 million prior to September 30, 2006. Revenue has not been recorded on these releases and the cost of the items is included in deferred contract costs on the Company’s consolidated balance sheets. The $3.9 million amount is included in backlog until revenue is recorded. In addition, the Company received a purchase order for 100 additional secure optical memory card encoders, doubling the number of encoders originally called for in the $11 million contract. Shipment is expected in the December quarter. For the fiscal year 2006, the Company recorded revenue of $1.7 million for this program, with all of the shipments made during the first six months of the fiscal year.

Effective April 3, 2004, the Company sold a second-source card-manufacturing license, including equipment, training, and support, to the Global Investments Group for card manufacturing in Slovenia and began receiving cash payments. Revenue for the license, equipment and initial training on this arrangement will be recognized when the equipment has been accepted and the training has been completed, which date is dependent on GIG providing a facility in Slovenia. Subsequent support revenue, royalties and materials supplied will be recognized as earned as discussed below under “License Fees and Other Revenues”.

Revenues

The Company’s total revenues were $6.3 million and $8.7 million for the three-months ended September 30, 2006 and 2005, respectively, and $16.8 million and $15.7 million for the six-months ended September 30, 2006 and 2005, respectively.

Product Revenues. The Company’s total revenues consisted of sales in its three segments of (1) optical memory cards, (2) optical card drives, drive accessories, and maintenance, and (3) specialty cards and card printers, as well as in other miscellaneous items. There were no license revenues earned in fiscal years 2007 or 2006.

The following table presents product revenue by segment (in thousands, except for percentages):

	Three Months Ended September 30,		Six Months Ended September 30,
	2006	2005	2006	2005
Optical memory cards	$3,279	$5,612	$10,774	$9,477
% of total revenues	52%	65%	64%	61%

Optical card drives	115	374	299	683
% of total revenues	2%	4%	2%	4%

Specialty cards and card printers	2,900	2,713	5,775	5,533
% of total revenues	46%	31%	34%	35%
Total revenues	$6,294	$8,699	$16,848	$15,693

The following table presents optical memory card revenue by major program (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2006	2005	2006	2005
U.S. Green Cards & Laser Visas	$1,994	$2,145	$4,337	$4,620
Italian National ID Card Programs	345	1,088	2,408	1,194
Canadian Permanent Resident Cards	404	831	822	1,055
National ID Cards in a Middle Eastern country	53	950	53	1,477
Vehicle Registration in India	386	403	774	679
All other programs	97	195	2,380	452
Total optical memory card revenues	$3,279	$5,612	$10,774	$9,477

Optical memory card revenue decreased 42% for the second quarter of fiscal year 2007 as compared with the second quarter of fiscal year 2006 due mainly to decreases in card unit volume for the Italian programs and Middle Eastern Country. Optical memory card revenue increased 14% for the first half of fiscal year 2007 as compared with the first half of fiscal year 2006 due mainly to increases in card unit volume for the Italian programs and sports logbook cards in Slovenia partially offset by a decrease in volume from a Middle Eastern Country. The Company believes that optical memory card revenues will double from fiscal year 2007 to fiscal year 2008 and triple from fiscal year 2007 to fiscal year 2009.

Optical card drive revenue decreased 69% for the second quarter of fiscal year 2007 as compared with second quarter of fiscal year 2006 and decreased 56% for the first half of fiscal year 2007 as compared with the first half of fiscal year 2006 due to lower sales volumes. Optical card drive revenue is typically variable, therefore; the Company does not consider this decrease to be a trend. The Company does not anticipate that it will derive significant profits on future drive sales as prices are set near the manufacturing cost in order to promote optical memory card sales.

Specialty cards and printers revenue of $2.9 million for the second quarter of fiscal year 2007 increased 7% from the $2.7 million for the second quarter of fiscal year 2006 and the $5.8 million in such revenue for the first half of fiscal year 2007 increased 4% from the $5.5 million recorded in the first half of fiscal year 2006. The Company anticipates growth of less than 10% in this segment in fiscal year 2007.

License Fees and Other Revenues. There were no license revenues recorded for the three and six-months ended September 30, 2006 and 2005. The Company sold a license, effective April 3, 2004, to Global Investments Group (GIG), based in Auckland, New Zealand, for card manufacturing in Slovenia. This agreement was most recently amended on October 30, 2006. For information regarding the accounting treatment of the original and previously amended agreement, refer to the Company’s Form 10-Q for the first fiscal quarter of 2007 filed with the SEC on August 9, 2006. The agreement, as amended on October 30, 2006, provides for payments to the Company of $14 million for a 20-year license and four-year support package through March 31, 2008, which payment has been received. The amended agreement calls for a mandatory follow-on three-year support package through March 31, 2011, followed by 13 optional one-year support packages, all at a fee of $1 million annually. The Company is to sell the required manufacturing equipment and provide installation assistance and training for a fee of approximately $11 million. The equipment is to be installed in a facility to be built by GIG to provide a targeted initial manufacturing capacity of 10 million optical cards annually. As of September 30, 2006, the Company had acquired $6 million of this equipment, classified as equipment held for resale on its consolidated balance sheet. In addition to the $14 million received for the license fee and support, the Company has received $6.5 million for partial payment for the equipment, installation assistance, and training. GIG is also obligated to make payments of $50,000 each month (the "Ready Fee") beginning October 2006 to the Company until GIG provides a building ready to receive the manufacturing equipment. The Company intends to maintain possession of the equipment until the final payment currently due November 10, 2006, of approximately $5 million is made. For the $20.5 million the Company received, $18.5 million was recorded as advance payments from customer and $2 million for the licensing fee was recorded as deferred revenue, which were both classified as long-term liabilities within the consolidated balance sheets. In addition to the $41 million discussed above, GIG is to pay the Company royalties for each card produced under the license.

The territories covered by the license include most of the European Union and eastern European regions. GIG has exclusive marketing rights in certain territories, with performance goals to maintain these rights. The Company will assign a person on site through March 31, 2011, and thereafter if GIG exercises the optional support to assist with quality, security and operational procedures, with the mutual goal that the facility and the cards made in the facility conform to the Company’s standards. The Company also retains rights to utilize up to 20% of the new facility capacity as backup and capacity buffer to augment its own card manufacturing facilities in Mountain View, California and at its German subsidiary. The granting of this license to GIG establishes a potential second source supplier of optical memory cards for existing and prospective customers who may request multiple sources for cards. The agreement contains various elements including a card manufacturing license, sale and installation of equipment, training, and ongoing support, and contingent payments for the sale of materials, and royalty payments for cards manufactured.

As a result of the amendment to the agreement in October 2006, the Company has determined that, upon delivery and installation of the equipment, and completion of the training, it can establish the fair value of the remaining undelivered support packages. The fair value of the undelivered support packages is determined by reference to the fair value of 13 optional one-year support packages, each of which is offered to the licensee at a fee of $1 million annually. The undelivered support packages, including the 13 optional one-year support packages, are substantively identical. Accordingly, the Company will defer revenue equal to the fair value of the undelivered support packages and will recognize the residual amount as revenue for the delivered items, using the residual method as prescribed in EITF 00-21. Therefore, the deferred revenue, using the residual method, consisting of the card manufacturing license, the monthly "Ready Fee", the sale and installation assistance of equipment and training will be recognized as revenue when the equipment is accepted and training has been completed, which date is dependent on GIG providing a facility in Slovenia. The Company defers direct and incremental expenses associated with building the card manufacturing equipment and with the delivery of other services for which revenue has been deferred, and the Company will recognize these expenses when the Company recognizes the related revenue. Royalty revenue will be recorded as revenue in the period when earned based upon the number of optical memory cards manufactured by the licensee as defined in the agreement. The Company determined this by analogy to the treatment of software licenses in accordance with SOP 97-2 whereby royalty fees receivable may be recorded as revenue as the customer of a software maker sublicenses its product to end-users. The Company determined this is analogous to the royalties earned by the Company as GIG sells optical memory cards to its customers. Raw material purchases will be recorded as revenue and the related cost charged to cost of goods sold in the period when shipped and the other revenue recognition criteria of SAB 104 are met. GIG has missed payment deadlines in June 2006 and September 2006 leading to the amendments to the original agreement. There is no assurance that GIG will be able to obtain the financing required to make any future payments.

Backlog

As of September 30, 2006, the backlog for LaserCard® optical memory cards totaled $3.2 million mostly scheduled for delivery in fiscal year 2007, compared with backlog of $6.8 million at March 31, 2006. In addition, backlog for a bundled order of optical memory cards, read/write drives, card printers, and software totaled $3.9 million at September 30, 2006. The Company has only a few customers who generally place orders for a several-month period so that variations in order placement from a single customer can materially affect backlog. As a result, the relative size of the Company’s backlog has not always been a reliable indicator of future sales revenue trends.

The Company has no significant backlog for read/write drives.

In addition, the backlog for Challenge Card Design Plastikkarten GmbH as of September 30, 2006 for specialty cards and printers totaled 1 million euros (approximately $1.2 million) compared with 0.8 million euros (approximately $1 million) at March 31, 2006, and for a contract to develop a conventional non-optical card production facility totaled 0.7 million euros (approximately $0.8 million) at September 30, 2006 compared with 0.7 million euros (approximately $0.9 million) at March 31, 2006.

Gross Margin

The following table represents gross margin in absolute amount and percentage by segment (in thousands, except for percentages):

	Three Months Ended September 30,		Six Months Ended September 30,
	2006	2005	2006	2005
Optical memory cards	$244	$1,916	$3,888	$3,029
% of optical memory card revenues	7%	34%	36%	32%

Optical card drives	(126)	(159)	(304)	(269)
% of optical card drive revenues	NM	NM	NM	NM

Specialty cards and card printers	710	736	1,409	1,573
% of specialty cards and card printers revenues	24%	27%	24%	29%
Total gross margin	$828	$2,493	$4,993	$4,333
% of total revenues	13%	29%	30%	28%

Optical Memory Cards. Optical memory card gross margin can vary significantly based upon changes in average selling price, production and sales volumes, mix of card types, production efficiency and yields, and changes in fixed costs. Unit volume affects gross margin due to the absorption of fixed manufacturing costs. The decrease in optical memory card gross margin to 7% of revenue for the second quarter of fiscal year 2007 as compared with 34% of revenue for fiscal year 2006 is mainly due to the 30% increase in production unit volume and 31% decrease in sales unit volume. The increase in optical memory card gross margin to 36% of revenue for the first half of fiscal year 2007 as compared with 32% of revenue for the first half of fiscal year 2006 is due to the 16% increase in sales unit volume. The adoption of SFAS No. 123(R) resulted in a decrease in gross margin of $81,000 or 2% of optical memory card revenue for the second quarter of fiscal year 2007, and $168,000 for the first six months of fiscal year 2007.

Optical Card Drives. Read/write drive gross profits have generally been negative, inclusive of fixed overhead costs, due to low sales volume and the Company’s policy to price drives close to manufacturing cost to promote card sales. The Company anticipates that read/write drive negative gross margins will continue in the future unless sales volume is sufficient to cover fixed costs. The Company believes sales volume will increase during fiscal year 2007 resulting in a positive gross margin of about 10%.

Specialty cards and card printers. The gross margin on specialty cards and card printers was 24% in the second quarter and first half of fiscal year 2007 and 27% in the second quarter and 29% in the first half of fiscal year 2006. Over the past nine quarters, the quarterly gross margin has ranged from 21% to 31%.

Operating Expenses

The following table presents operating expenses (in thousands):
	Three Months Ended September 30,		Six Months Ended September 30,
	2006	2005	2006	2005
Selling, general and administrative expenses	$2,998	$2,612	$6,418	$5,743
Research and development expenses	$800	$552	$1,545	$1,051

Selling, General, and Administrative Expenses (SG&A). SG&A expenses increased approximately 15% or $0.4 million in the three months ended September 30, 2006 as compared with the three months ended September 30, 2005 mainly due to $0.2 million from the application of SFAS No. 123(R) expenses and $0.3 million in increased consulting services in marketing. For the six months ended September 30, 2006, the increase of SG&A expenses as compared to the six months ended September 30, 2005 was approximately 12% or $0.7 million mainly due to increases of $0.2 million in salaries, $0.4 million of SFAS No. 123(R) expenses, $0.4 million of consulting fees, partially offset by a decrease in SOX audit fees.

Research and Development Expenses (R&D). The Company is continuing its efforts to develop new optical memory card features and structures, including various sheet-lamination card structures, the insertion of contactless chips with radio frequency (RF) capability, OptiChip™, OVD (optically variable device) products, and associated media development; enhanced optical memory card read/write drives and read-only drives (readers); and new software products in an effort to provide new products that can stimulate optical memory card sales growth. For example, the Company recently has developed a prototype of a LaserCard® handheld reader that is being evaluated by value-added resellers. The Company anticipates that these ongoing research and development efforts will result in new or enhanced card capabilities, production-model read-only drives, or drives with advanced security features and lower manufacturing costs; however, there is no assurance that such product development efforts will be successful. These features are important for the Company’s existing and future optical memory card markets. R&D expenses increased by 45% or $0.2 million in the three months ended September 30, 2006 as compared with the three months ended September 30, 2005 due mainly to the $0.1 million impact of SFAS No. 123(R) and $0.1 million in increased materials and purchased services for R&D projects. For the six months ended September 30, 2006, R&D expenses increased approximately 47% or $0.5 million as compared to the six months ended September 30, 2005 mainly due to the $0.2 million impact of SFAS No. 123(R).

Other Income, Net. Other income, net for the three months ended September 30, 2006 was $233,000 consisting of $278,000 in interest and other income, partially offset by other expense of $36,000. Other income, net for the three months ended September 30, 2005 was $108,000 consisting of $116,000 in interest income, partially offset by an $8,000 loss on the sale of capital equipment. Other income, net for the six months ended September 30, 2006 was $439,000 consisting mainly of $592,000 of interest income partially offset by interest expense of $158,000 and other miscellaneous expenses. Other income, net for the six months ended September 30, 2005 was $204,000 consisting mainly of $288,000 of interest income, partially offset by other miscellaneous expenses. The increase in interest income is mainly due to an increase in interest rates.

Income Taxes. The Company recorded an income tax benefit of $65,000 for the second quarter of fiscal year 2007 consisting of a tax benefit in the amount of $19,000 primarily due to the Company’s foreign subsidiary’s loss that is expected to be refunded in its jurisdiction, and a U.S. income tax benefit of $46,000 as compared to a recorded income tax expense of $1,000 for the second quarter of fiscal 2006. The Company recorded an income tax benefit, net of $71,000 for the first six months of fiscal year 2007 as compared to a recorded income tax expense of $1,000 during the first six months of fiscal year 2006 primarily due to taxes incurred in the Company’s foreign subsidiary.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes cash, cash equivalents and investments as of September 30, 2006 and March 31, 2006 (in thousands):

	September 30,	March 31,
	2006	2006
Cash, cash equivalents and short-term investments	$21,597	$23,471

The following table displays the sources and uses of cash by activity (in thousands):
	Six Months Ended September 30,
	2006	2005

Net cash provided by (used in) operating activities	$(1,009)	$1,312
Net cash used in investing activities	$(2)	$(3,327)
Net cash provided by financing activities	$748	$262

Cash used in operations of $1 million during the first half of fiscal year 2007 was mainly due to the net loss partially offset by changes in operating assets and liabilities.

Net cash used in investing activities was immaterial during the first half of fiscal year 2007. Net cash used in investing activities for the first six months of fiscal 2006 was due primarily to $2.6 million of net purchases of liquid investments and purchases of property and equipment of $0.7 million.

Net cash provided by financing activities during the first half of fiscal year 2007 was $0.7 million, which consisted primarily of net proceeds from the sale of common stock under the Company’s employee stock benefit plans.

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

The Company considers all highly liquid investments, consisting primarily of commercial paper, discount notes, and U.S. government bonds, with original or remaining maturities of three months or less at the date of purchase, to be cash equivalents. All investments with original or remaining maturities of more than three months but not more than one year at the date of purchase are classified as short-term. Investments with original or remaining maturities of more than one year at the date of purchase are classified as long-term. The Company determines the length of its investments after considering its cash requirements and yields available for the type of investment considered by the Company. Management also determines the appropriate classification of debt and equity securities at the time of purchase and reevaluates the classification of investments as of each balance sheet date. As of September 30, 2006 the Company had $19.8 million classified as short-term investments and had no long-term investment, compared with $21.4 million classified as short-term investments and no long-term investments as of March 31, 2006. All auction rate securities are accounted for as available-for-sale and all other interest-bearing securities are accounted for as held-to-maturity.

The Company made capital equipment and leasehold improvement purchases of approximately $0.4 million during the second quarter of fiscal year 2007 compared with approximately $0.2 million during the second quarter of fiscal year 2006. The Company's current card capacity, assuming optimal card type mix, is estimated at approximately 16 million cards per year. The Company plans to purchase additional production equipment in a series of steps when deemed appropriate by the Company. The Company has increased and, when necessary, will continue to increase production capacity for cards with new structures used by the programs in Canada, Italy, and a Middle Eastern country. In addition to investment used for expansion, the Company plans to make additional capital expenditures which are expected to yield cost savings, quality improvements, and other purposes. The Company plans to use cash on hand and cash generated from operations to fund capital expenditures of approximately $9 million for equipment and leasehold improvements for card production, read/write drive tooling and assembly, and general support items as customer orders justify the investment. These expenditures could occur throughout the next twelve months.

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

There were no material changes during the second quarter of fiscal year 2007 in the Company's exposure to market risk for changes in interest rates.

The following summarizes short-term investments at fair value, weighted average yields and expected maturity dates as of September 30, 2006 (in thousands):

September 30, 2006
Auction rate securities	$19,800
Weighted Average Yield	5.31%
U.S. Government and Agency Obligations	0
Weighted Average Yield	0.00%
Total investments	$19,800

There were no long-term investments as of September 30, 2006.

Foreign Currency Exchange Rate Risk. The Company’s U.S. operations sell products in various international markets. To date an immaterial amount of sales have been denominated in euros. In addition, some raw material purchases and purchased services are denominated in euros. Cash provided by/used in Challenge Card Design Plastikkarten GmbH (“CCD”) operating activities has been immaterial.

The Company uses short-term foreign exchange forward contracts to mitigate foreign currency risk associated primarily with inter-company receivables and payables, and loan receivables (denominated in Euros) to its German subsidiary.  Our foreign exchange forward contracts are not designated for accounting purposes as hedging instruments under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended.  Accordingly, any gains or losses resulting from changes in the fair value of the forward contract are reported in other income, net expenses.  The gains and losses on these forward contracts generally offset gains and losses associated with the underlying foreign currency denominated inter-company receivables and payables, and loan receivables.  At September 30, 2006, the Company had a foreign exchange forward contract with a maturity of less than 30 days to purchase 2.3 million euros. The fair value of the forward contract was not material at September 30, 2006.

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
Changes in Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, which is designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements. There were no significant changes in the Company’s internal control over financial reporting that occurred during the second quarter of fiscal year 2007 that have materially affected, or are reasonably likely to materially affect, such control.

However, during the second quarter of fiscal 2007, the Company continued its preparation to implement and at the end of October 2006, implemented a new Enterprise Resource Planning (ERP) system designed to provide additional operational and financial reporting functionality in the US operations. The Company’s wholly owned subsidiary in Germany is scheduled to implement the same ERP system after fiscal year 2007, and once this implementation occurs, the entire Company will be integrated into one reporting system.

PART II.  OTHER INFORMATION

Item 1. - Legal Proceedings

From time to time we are a party to litigation matters and pending or threatened claims and assessments that are normal in the course of our operations. While we believe that the ultimate outcome of these matters will not have a material adverse effect on the Company's financial position, results of operations or cash flows, the outcome of these matters is not determinable and negative outcomes may adversely affect our financial position, liquidity, or results of operations.

Item 1A. - Risk Factors

A revised description of the risk factors associated with our business is set forth below. This description includes any material changes to and supersedes the description of the risk factors associated with our business previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2006, and in Part II, Item 1A of our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2006. Because of these risk factors, as well as other factors affecting the Company’s business and operating results and financial condition, including those set forth elsewhere in this report, our actual future results could differ materially from the results contemplated by the forward-looking statements contained in this report and our past financial performance should not be considered to be a reliable indicator of future performance, so that investors should not use historical trends to anticipate results or trends in future periods.

RISK FACTORS

OUR CURRENT AND FUTURE EXPECTED REVENUES ARE DERIVED FROM A SMALL NUMBER OF ULTIMATE CUSTOMERS SO THAT THE LOSS OF OR REDUCTIONS IN PURCHASES BY ANY ONE ULTIMATE CUSTOMER COULD MATERIALLY REDUCE OUR REVENUES AND LEAD TO LOSSES. During the first half of fiscal year 2007 and each of the previous three fiscal years, we derived more than 60% of our optical memory card and drive-related revenues from five programs ― two U.S. government programs and three foreign government programs. Due to the lengthy sales cycles, we believe that these programs, with perhaps the addition of one or two other foreign programs, will be the basis for a substantial majority of our revenues in the near-term. The loss of or reductions in purchases by any one customer due to program cutbacks, competition, or other reasons would materially reduce our revenue base. Annual or quarterly losses occur when there are material reductions, gaps or delays in card orders from our largest U.S. or foreign government programs or if such programs were to be reduced in scope, delayed, canceled, or not extended and not replaced by other card orders or other sources of income.

WE INCURRED NET LOSSES DURING TWELVE OF THE PREVIOUS FIFTEEN QUARTERS AND MAY NOT BE ABLE TO GENERATE SUFFICIENT REVENUE IN THE FUTURE TO SUSTAIN PROFITABILITY. Although we generated $3.3 million of profit during the three quarters through June 30, 2006, we incurred a loss for our quarter ended September 30, 2006 and we anticipate a loss for our quarter ending December 31, 2006.  We incurred losses during the first six months of fiscal year 2007 aggregating $2.5 million, and we incurred a loss of $8.9 million in fiscal year 2005 and $12.4 million in fiscal year 2004, and had an accumulated deficit of $29 million at September 30, 2006. There can be no assurance that we will generate enough card revenues in the near term to achieve profitability. We are relying upon our optical memory card technology to generate future product revenues, earnings, and cash flows. If alternative technologies emerge or if we are otherwise unable to compete, we may not be able to achieve or sustain profitability on a quarterly or annual basis. Annual or quarterly losses would also continue if increases in product revenues or license revenues do not keep pace with increased selling, general, administrative, research and development expenses and the depreciation and amortization expenses associated with capital expenditures.

OUR PROGRAM WITH ITALY, WHICH WE BELIEVE WILL BE OUR LARGEST CUSTOMER FOR THE NEXT FEW YEARS, MAY BE DELAYED OR CANCELLED FOR REASONS OUTSIDE OUR CONTROL WHICH WOULD CAUSE US TO HAVE LESS REVENUE THAN PLANNED AND WOULD LIKELY LEAD US TO INCUR OPERATING LOSSES. The Company believes that the Italian CIE and PSE card programs will be our largest customer for the next few years, comprising a significant portion of future revenues. Sales of cards and drives for the government of Italy for its CIE and PSE card programs represented 14% of total revenue for the first half of fiscal 2007, 31% for fiscal year 2006, and 26% for fiscal year 2005. We have increased capacity to meet the anticipated demand and we had expected a large order during the first quarter of fiscal 2007, and then during the second quarter of fiscal year 2007. However, this order has not yet been placed and there can be no assurance that the order will be placed in the near-term and that demand will increase and be sustained as anticipated by the Company. We would most likely incur losses if full implementation, was to be further delayed, or canceled, not extended, or not implemented at the level foreseen or if the government were to change its technology decision and no longer use optical memory cards. While selected Italian cities have been issuing cards and testing the card issuing process, full implementation is dependent upon card issuance infrastructure developments being successfully undertaken and the national ID card system functioning as designed, of which there can be no assurance. Also, if Laser Memory Card SpA of Italy, our VAR customer for this program, were to discontinue participation in this program or discontinue operations, interruptions could occur in orders or shipments for this program until a replacement could be found. Overcoming some of these issues may be difficult and complex and involve third parties, which could be time consuming and expensive and lead to further delays for implementation.

OUR SUBCONTRACT FOR THE U.S. GOVERNMENT, ONE OF OUR TWO LARGEST ULTIMATE CUSTOMERS, EXPIRED IN NOVEMBER 2005 AND IF NOT RENEWED COULD RESULT IN ORDER DELAYS WHICH WOULD LIKELY LEAD US TO INCUR OPERATING LOSSES. EVEN IF A NEW CONTRACT IS ISSUED, THE U.S. GOVERNMENT HAS THE RIGHT TO DELAY ITS ORDERS OR COULD CHANGE ITS TECHNOLOGY DECISIONS, WHICH WOULD RESULT IN ORDER DELAYS AND POSSIBLY IN OPERATING LOSSES. Our fiscal year 2006 revenues included sales of approximately $9.8 million of Green Cards and Laser Visa BCCs, and comprised 24% of our revenues. The Company expects these revenues to continue at approximately $9.5 million annually ($7.5 million for Green Cards and $2.0 million for Laser Visa BCCs) if the government continues to use the Company’s cards in these programs, continues to personalize cards at that rate and continues to maintain an inventory level equal to six-months of usage. However, our U.S. government subcontract expired in November 2005, and we have subsequently received individual purchase orders while the government determines whether and to whom to issue a long-term contract. We have backlog as of September 30, 2006, of $2 million for these programs deliverable through December 2006, but further orders will require a new contract or another bridge purchase order. Based on events to date, the Company believes that a follow-on multi-year contract will be issued to the Company’s VAR by the end of November 2006; however, there is no assurance that a follow-on contract or purchase order will be issued by the U.S. government. Under U.S. government procurement regulations, even with a contract in place, the government reserves certain rights, such as the right to withhold releases, to reduce the quantities released, extend delivery dates, reduce the rate at which cards are issued, and cancel all or part of its unfulfilled purchase orders. We would most likely have reduced operating results if both of our largest U.S. government programs were to be delayed, canceled, or not extended or if the government were to change its technology decision and no longer use optical memory cards. We have been advised by the program prime contractor that the U.S. State Department, who is the customer for LaserVisa Border Crosser Cards, intends to use Radio Frequency Identification (RFID) technology in this program starting in 2008. We intend to offer a hybrid version of our optical memory card including such RFID capability. There is no assurance we will be able to successfully win new LaserVisa orders if this technology change occurs as projected. The U.S. government acting through its prime contractor delayed orders for Green Cards during fiscal year 2004 due to a design change and again in the first part of fiscal year 2005 because of excess inventory, which resulted in a gap in production of several months, and which in turn significantly and adversely affected our operating results for the first half of fiscal year 2005. Any future excess inventory held by the U.S. government, delayed funding, slower than anticipated program volume, or any future changes to the design of the cards may result in future gaps in orders or production which may negatively impact our operating results. Our U.S. government card deliveries depend upon the issuance of corresponding order releases by the government to its prime contractor and then to us. If General Dynamics, our VAR customer and the U.S. government prime contractor for this program, were to discontinue participation in this program or discontinue operations, interruptions could occur in orders or shipments for this program until a replacement could be found.

OUR PRODUCT REVENUES WILL NOT GROW IF WE DO NOT WIN NEW BUSINESS IN THE U.S. OR ABROAD AND IF THE ITALIAN NATIONAL ID PROGRAM IS NOT IMPLEMENTED AS ANTICIPATED. Even if our U.S. Government subcontract is renewed, we do not expect future growth from the U.S. Green Card and Laser Visa BCC programs as we expect their steady state revenue to average $9.5 million annually, about the same as purchased in fiscal year 2006. We had revenues from Italian CIE and PSE cards of about $12 million during fiscal year 2006. During full implementation, we expect our revenues from these programs to grow to reach approximately $40 to $50 million per year. In order for us to achieve our overall revenue growth goal, we will need not only for these programs to continue and reach their anticipated levels, of which there can be no assurance, but we will also need to win new business in the U.S. and abroad. Emerging optical memory card programs or prospective applications include motor vehicle registration cards in a few states in India, foreign resident identification cards in Costa Rica, and national ID cards for a Middle Eastern country. There can be no assurance that sizable orders will follow or even if ordered we will be successful in shipping products for any of these programs, nor can there be any assurance that we will be able to win any other new business in the U.S. or abroad which is necessary to grow our business to the level we desire.

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

THE TIMING OF OUR U.S. GOVERNMENT REVENUES COULD BE EXTREMELY VOLATILE AND CANNOT BE PREDICTED BECAUSE WE REQUIRE A FIXED SHIPMENT SCHEDULE IN ORDER TO RECORD REVENUE WHEN WE DELIVER CARDS TO A VAULT, OTHERWISE WE RECOGNIZE REVENUE WHEN THE CARDS ARE SHIPPED OUT OF A VAULT OR WE RECEIVE A FIXED SHIPMENT SCHEDULE FROM THE GOVERNMENT. We recognize revenue from product sales when the following criteria are met: (a) persuasive evidence of an arrangement exists; (b) delivery has occurred; (c) the fee is fixed or determinable; and (d) collectibility is reasonably assured. Our U.S. government subcontract requires delivery of cards to a secure vault controlled by the Company. Deliveries are made into the vault on a production schedule specified by the government or one of its specified agents. When the cards are delivered to the vault, all title and risk of ownership are transferred to the government. At the time of delivery, the prime contractor is invoiced, with payment due within thirty days. The contract does not provide for any return provisions other than for warranty. We recognize revenue when the cards are delivered into the vault because we have fulfilled our contractual obligations and the earnings process is complete. However, if we do not receive a shipment schedule for shipment from the vault, revenue is not recognized until the cards are shipped from the vault. In addition, revenue recognition for future deliveries into the vault would be affected if the U.S. government cancels the shipment schedule. As a result, our revenues may fluctuate from period to period if we do not continue to obtain shipment schedules under this subcontract or if the shipment schedules are cancelled. In this case, we would no longer recognize revenue when cards are delivered to the vault, but instead such revenue recognition would be delayed until the cards are shipped from the vault to the U.S. government.

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

WE ARE CURRENTLY OUR OWN SOLE SOURCE OF OPTICAL MEMORY CARDS AND SEVERAL OF THE STEPS IN OUR CARD MANUFACTURING PROCESS HAVE NO BUILT-IN REDUNDANCY. THEREFORE, WE ARE SUSCEPTIBLE TO SUPPLY INTERRUPTIONS, INCLUDING IF CERTAIN MACHINERY WERE TO BREAK DOWN. MUCH OF OUR MACHINERY IS COMPRISED OF CUSTOM VERSIONS OF MACHINERY WHICH IS MORE THAN 20 YEARS OLD. Unless and until GIG comes on line as a second source, of which there can be no assurance, we are the only source of our optical memory cards, making them in our Mountain View facility, with a few key steps in certain instances being undertaken in Germany. There is no assurance that the GIG facility if and when operational will be an acceptable second source to some of our key government accounts. We use a proprietary manufacturing process and several of the steps in our card manufacturing process have no built-in redundancy, although many of the steps do, in some cases with the redundancy located in Germany. We are susceptible to supply interruptions or yield decreases, when our line goes down or malfunctions. Much of our machinery is comprised of customized versions of machinery which has long lead times to replace and may be difficult to maintain or repair, requiring us to be self-reliant. Some of the machinery we use is more than 20 years old and is no longer manufactured for others, which would require us to adapt a newer version to our needs, which would involve additional effort on our part.

IF WE ARE UNABLE TO BUY RAW MATERIALS IN SUFFICIENT QUANTITIES AND ON A TIMELY BASIS, WE WILL NOT BE ABLE TO DELIVER PRODUCTS TO CUSTOMERS ON TIME WHICH COULD CAUSE US TO LOSE CUSTOMERS, AND OUR REVENUES COULD DECLINE. We depend on sole source and limited source suppliers for optical card raw materials. Such materials include plastic films used in optical memory card production, which are available from one supplier in the U.S. and from multiple foreign suppliers. Processing chemicals, inks, and bonding adhesives are obtained from various U.S. and foreign suppliers. Certain photographic films are commercially available solely from Eastman Kodak Company, of the United States. No assurance can be given that Kodak will continue to supply such photographic films on a satisfactory basis and in sufficient quantities. If Kodak were to discontinue manufacturing the film from which our optical media is made, we would endeavor to establish an alternate supplier for such film, although the purchase price could increase and reliability and quality could decrease from a new supplier. No assurance can be given that there will be adequate demand to attract a second source. In addition, an alternate supplier could encounter technical issues in producing the film as there may be know-how and manufacturing expertise which Kodak has developed over the years which an alternate supplier may have difficulty to replicate. We have pre-purchased a long-term supply of the film used to produce mastering loops for prerecording cards. With regard to the film from which our optical media is made, we currently have on hand and on order enough inventory to produce cards for orders projected over the next nine to fifteen months. If Kodak announced that it was no longer going to sell film, we would request that Kodak provide us with a last-buy opportunity which we would plan to take maximum advantage of, although no assurance can be given that Kodak would provide us with such an opportunity. We have film on hand plus on order that we believe would provide us with an adequate supply to meet anticipated demand until we could locate and begin volume purchases from a second source.

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

SEVERAL OF OUR FOREIGN PROGRAMS INVOLVE OUR CARDS AS PART OF A SOLUTION WHICH INCLUDES TECHNOLOGIES OF THIRD PARTIES. SOMETIMES THESE THIRD PARTY TECHNOLOGIES ARE INTEGRATED WITH OUR CARDS BY OUR SYSTEMS INTEGRATOR CUSTOMER OR SUBCONTRACTOR. WE THEREFORE HAVE VARYING DEGREES OF CONTROL OVER THE OVERALL SYSTEM WHICH COULD LEAD TO TECHNICAL, QUALITY, AND SYSTEM COMPATIBILITY ISSUES WHICH ARE DIFFICULT, EXPENSIVE, AND TIME CONSUMING TO SOLVE. THIS COULD CAUSE OUR ULTIMATE CUSTOMERS, GENERALLY GOVERNMENTS, TO FIND FAULT IN OPTICAL CARDS AND SWITCH TO OTHER SOLUTIONS EVEN THOUGH OUR OPTICAL TECHNOLOGY IS NOT THE ROOT CAUSE. In certain of our current foreign programs such as Italy, India, and a Middle Eastern country, and possibly in future other programs, various third party technologies such as contact or contactless chips will be added to our cards. The embedding or addition of other technologies to the LaserCard® optical memory card, especially when contracted to independent third parties, could potentially lead to technical, compatibility and other issues. In such circumstances, it may be difficult to determine whether a fault originated with the Company’s technology or that of a co-supplier or the person embedding or adding the third party technology to our cards.  If such faults occur, they could be difficult, expensive, and time-consuming to resolve.  Such difficulties could lead to our ultimate customers, the foreign governments, switching to other technologies even though optical technology is not the root cause of the fault(s).  The resulting loss of customers would adversely affect our revenues.

WE ARE DEPENDENT ON SYSTEMS INTEGRATORS FOR IMPLEMENTATION OF CARD PROGRAMS AND THEIR METHOD OF IMPLEMENTATION MAY NOT BE SUCCESSFUL DUE TO QUALITY OR COST. The Company sells to VARs and system integrators who in turn sell solutions to the government end customer. The integrators may not follow the recommendations we provide for the handling, possible incorporation of smart or RFID chips, processing, and/or printing on our cards and working with the government end-user in the card issuing process. This could lead to low quality or high costs or both resulting in damage to our reputation and/or loss of the contract. The Company works to train the integrators to avoid such situations, but can not control their work. Also, the Company can step in to demonstrate how to successfully implement an optical memory card issuing system. The Company plans to continue to offer this support then transition the card issuing process to local resources once the program is running successfully.

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

THE MARKETS FOR OUR PRODUCTS ARE COMPETITIVE, AND IF WE ARE UNABLE TO COMPETE SUCCESSFULLY, REVENUES COULD DECLINE OR FAIL TO GROW. Our optical memory cards may compete with optical memory cards that can be manufactured and sold by three of our licensees (although none is currently doing so) and with other types of portable data storage cards and technologies used for the storage and transfer of digital information. These may include contact or contactless integrated circuit (IC) chip cards; holographic optical storage cards, 2-dimensional bar code cards and symbology cards; thick, rigid CD or DVD-read only cards or recordable cards; radio frequency, or RFID cards; and small, digital devices such as data-storage keys, tokens, and small cards and tags. The financial and marketing resources of some of the competing companies are greater than our resources. Competitive product factors include system/card portability, interoperability, price-performance ratio of cards and associated equipment, durability, environmental tolerance, and card security. Although we believe our cards offer key technological and security advantages for certain applications, the current price of optical card read/write drives is a competitive disadvantage in some of our targeted markets. However, we believe the price of our drives is competitive in applications requiring a large number of cards per drive, because the relatively low cost for our cards offsets the high cost per drive when compared with our major competition, IC card systems. In countries where the telecommunications infrastructure is extensive and low cost, centralized databases and wide-area networks may limit the penetration of optical memory cards. These trends toward Internet, intranet, and remote wireless networks will in some cases preclude potential applications for our cards.

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

WE ARE SUBJECT TO RISKS ASSOCIATED WITH CHANGES IN FOREIGN CURRENCY EXCHANGE RATES. Part of the manufacturing process of certain LaserCard products that we sell outside the U.S.A. takes place in our operations in Germany. Also, some of the raw materials we use to manufacture optical memory cards are sourced in Europe. These costs are denominated in euros, the currency used in much of Europe. However, when we sell our finished products the prices that we charge are denominated in United States dollars. Accordingly, we are subject to exposure if the exchange rate for euros increases in relation to the United States dollar. During fiscal year 2005, we experienced a $0.2 million loss on foreign currency exchange. The losses on foreign currency exchange for both fiscal years 2006 and 2004 were immaterial. As of September 30, 2006, we had not entered into a forward exchange contract to hedge against or potentially minimize the foreign currency exchange risk related to transactions other than those related to inter-company and external payables and receivables.

WE SOLD A SECOND-SOURCE CARD MANUFACTURING LICENSE TO GLOBAL INVESTMENTS GROUP (GIG), UNDER WHICH WE WILL PROVIDE CERTAIN FACTORY SET-UP AND TRAINING SERVICES. IF WE ARE NOT SUCCESSFUL OR IF GIG IS UNABLE TO FINANCE THIS OPERATION, THE SECOND-SOURCE SUPPLY OF OPTICAL CARDS WILL NOT MATERIALIZE. IF WE AND GIG ARE SUCCESSFUL, THE SECOND-SOURCE WILL COMPETE WITH US FOR BUSINESS. If GIG is not successful, but current and potential customers require a second source of optical memory cards (which is a common business practice) they could decide to use alternate technology cards, such as chip cards, that have multiple-source suppliers. If GIG makes its remaining $5.05 million payment, we will be obligated to deliver approximately $11 million worth of the required manufacturing equipment and installation support to GIG for its to-be-built new card manufacturing facility in Slovenia, to provide a targeted initial manufacturing capacity of 10 million optical cards annually. If GIG is successful, this will supply a second source for optical memory cards. We will also be assigning personnel to be on site during the license term to assist with quality, security, and operational procedures, with a mutual goal that the facility and the cards made in Slovenia conform to our standards. If cards are not produced in conformance with our quality standards, the reputation and marketability of optical memory card technology could be damaged. If the factory does not become operational and produce quality cards in high volume, or if GIG is unable to raise sufficient capital to build, equip and operate this facility, we would not obtain the hoped-for benefits--including ongoing royalties, sales of raw materials to GIG, expansion of the European market, and a bona fide second source for optical memory cards. The Company and GIG agreed to restructure the contract to make the final thirteen years of support optional at $1 million per year and to delay the due date of the $5.05 million balance due to November 10, 2006. The Company intends to maintain possession of the equipment until the final payments are made. On the other hand, if and when the factory is successfully manufacturing the cards in high volume, it will compete against us for business in certain territories, which could reduce our potential card revenues if the market does not expand. Revenue will be recognized over the remaining term of the agreement beginning when the equipment has been accepted and training completed, which date is dependent on GIG providing a facility in Slovenia. The Company could incur greater expenses than it anticipates for the purchase and installation of the required manufacturing equipment thereby reducing cash and anticipated profits.

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

WE HAVE IMPLEMENTED ENTERPRISE RESOURCE PLANNING (“ERP”) SOFTWARE TO PROVIDE US THE INFORMATION WE NEED TO BETTER MANAGE AND PLAN OUR BUSINESS AND ENHANCE OUR FINANCIAL REPORTING. IF THIS IMPLEMENTATION IS UNSUCCESSFUL, IT COULD ADVERSELY IMPACT RATHER THAN ENHANCE OUR ABILITY TO MANAGE AND GROW OUR BUSINESS. Our ability to successfully implement our business plan and comply with regulations requires an effective planning and management process. We expect that we will need to continue to improve existing, and implement new, operational and financial systems, procedures and controls to manage our business effectively in the future. We have implemented an ERP software to provide us the information we need to better manage and plan our business and enhance our financial reporting. Such implementations are costly and require personnel time and attention in order to succeed and can be problematic. Any disruption in the transition to, new or enhanced systems, procedures or controls, could harm our ability to accurately forecast sales demand, manage our supply chain and record and report financial and management information on a timely and accurate basis. A comprehensive evaluation through acceptance testing, end-user training, and extensive control environment was put in place leading up to the decision to switch to the new ERP system. Strict monitoring of the operational and financial results within the new ERP system is anticipated to occur on a daily basis. The Company has chosen not to run the old and new systems in parallel except for transactions related to the manufacture of optical memory cards and with a switchover plan has committed to the new system. Should unexpected issues arise with the new system as it is on-line and in operation, the Company could have difficulty in obtaining the information it requires to run its business effectively and generate financial reports. These unexpected issues, should they arise, could be difficult to resolve and their resolution could take time and substantial management attention.

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

BEGINNING WITH OUR FISCAL YEAR 2007, WE ARE REQUIRED TO RECORD COMPENSATION EXPENSE FOR STOCK OPTIONS. AS A RESULT OF THE RESULTING SIGNIFICANT EXPENSES, IT WILL BE MORE DIFFICULT FOR US TO CONTINUE TO BE PROFITABLE AND ANY PROFITABILITY WE ACHIEVE WILL BE REDUCED SIGNIFICANTLY. In December 2004, the Financial Accounting Standards Board (“FASB”) issued Financial Accounting Standard 123(R) (SFAS No. 123(R)) that requires the fair value of all equity-based awards granted to employees be recognized in the statement of operations as compensation expense, for fiscal years beginning after December 15, 2005, rather than just to disclose such expense in a footnote as we have done in the previous years. Given our outstanding options and our current intention to continue to grant options in the future as an incentive and retention tool for our employees, the adoption of this accounting standard will reduce our profitability as measured by generally accepted accounting principles (GAAP) which may adversely affect our stock price. For example, during the first half of fiscal year 2007, we recognized approximately $799,000 of expenses due to SFAS No. 123(R) which we would not otherwise have recognized. Such adoption could also lead us to reduce or otherwise alter our use of stock options which we believe help align our employees’ long-term interests with increasing our enterprise value. This could, in turn, hurt our ability to recruit employees and retain existing employees and directors.

Item 2. - Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. - Defaults Upon Senior Securities

None

Item 4. - Submission of Matters to a Vote of Security Holders

At the Company's September 22, 2006 Annual Meeting of Stockholders, the Company's stockholders

(i)	elected the Board of Directors.
(ii)	ratified the selection of Odenberg, Ullakko, Muranishi & Co., LLP as independent registered public accounting firm.
(iii)	approved an amendment of the 2004 Equity Incentive Compensation Plan to increase by 575,000 the number of shares reserved for issuance thereunder.

Of the 11,810,360 shares of common stock outstanding as of the record date of July 26, 2006, a total of 10,565,122 shares were voted in person or by proxy, representing 89.46% of the total votes eligible to be cast, constituting a majority and more than a quorum of the outstanding shares entitled to vote. Votes cast in connection with the election of directors were: Bernard C. Bailey (10,210,071 votes for election, 355,051 votes withheld), Richard M. Haddock (10,214,439 votes for re-election, 350,683 votes withheld), Arthur H. Hausman (10,024,701 votes for re-election, 540,421 votes withheld), Donald E. Mattson (10,201,563 votes for re-election, 363,559 votes withheld), Dan Maydan (10,072,350 votes for re-election, 492,772 votes withheld), Albert J. Moyer (10,066,399 votes for re-election, 498,723 votes withheld) and Walter F. Walker (9,733,808 votes for re-election, 831,314 votes withheld).

For Proposal 2 Ratification of the Company’s independent registered public accounting firm, 10,416,422 shares were voted in favor, and there were 35,220 negative votes, 113,480 abstentions, and no broker non-votes.

For Proposal 3 Approval of an amendment to the 2004 Equity Incentive Compensation Plan, 3,649,855 shares were voted in favor, and there were 1,924,141 negative votes, 144,945 abstentions, and 4,846,181 broker non-votes.

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

3(II)	Bylaws are filed herewith to reflect the change in the annual stockholder meeting in Section 2.2

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

10.10
June 29, 2006 Amendment to License and Equipment Agreement with Global Investments Group and Prevent LOK; previously filed as Exhibit 10.10 to Report on Form 10-Q for period ending June 30, 2006, and incorporated herein by reference**

10.11
October 27, 2006 Modified Third Amendment to License and Equipment Agreements with Global Investments Group and Prevent LOK; previously filed as Exhibit 10.11 to Form 8-K dated October 30, 2006, which was filed with the SEC on November 1, 2006, and incorporated herein by reference

31.1	Rule 13a-14(a) Certification of Richard M. Haddock, chief executive officer is filed herewith.

31.2	Rule 13a-14(a) Certification of Steven G. Larson, chief financial officer is filed herewith.

32.1	Section 1350 Certification of Richard M. Haddock, chief executive officer is filed herewith.

32.2	Section 1350 Certification of Steven G. Larson, chief financial officer is filed herewith.

    Exhibits 3(II), 31.1, 31.2, 32.1, and 32.2 are filed herewith while the other exhibits are incorporated by reference. No other exhibits are included in this report as the contents of the required exhibits are either not applicable to Registrant, to be provided only if Registrant desires, or contained elsewhere in this report.

*	Indicates management contract or compensatory plan or arrangement.
**	Portions were omitted pursuant to a request for confidential treatment.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

LASERCARD CORPORATION
(Registrant)
Signature	Title	Date

/s/Richard M. Haddock	Chief Executive Officer	November 6, 2006
Richard M. Haddock

/s/Steven G. Larson	Chief Financial Officer	November 6, 2006
Steven G. Larson

INDEX TO EXHIBITS

[ITEM 14(c)]
Exhibit Number	Description

3(I)
Certificate of Incorporation: Exhibit 3.1 of the registrant’s annual report on Form 10-K for the fiscal year ended March 31, 2005, filed with the SEC on June 15, 2005, is hereby incorporated by reference

3(II)	Bylaws are filed herewith to reflect the change in the annual stockholder meeting in Section 2.2

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

10.10
June 29, 2006 Amendment to License and Equipment Agreement with Global Investments Group and Prevent LOK; previously filed as Exhibit 10.10 to Report on Form 10-Q for period ending June 30, 2006, and incorporated herein by reference**

10.11
October 27, 2006 Modified Third Amendment to License and Equipment Agreements with Global Investments Group and Prevent LOK; previously filed as Exhibit 10.11 to Form 8-K dated October 30, 2006, which was filed with the SEC on November 1, 2006, and incorporated herein by reference

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