Form 10-K
period 2007-03-31
LASERCARD CORP
filed 2007-06-12
CIK 30140

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
[Mark One]

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended March 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from _____ to _____

Commission File Number: 0-6377

LASERCARD CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	77-0176309
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1875 North Shoreline Boulevard, Mountain View, CA	94043-1601
(Address of principal executive offices)	(Zip Code)

(650) 969-4428
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None	None
(Title of each class so registered)	(Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.01 Par Value
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes     ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes     ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. ☒  Yes    ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes     ☒ No

Based on the last trade price of our Common Stock on The Nasdaq Global Market on the last business day of the registrant’s most recently completed second fiscal quarter (September 30, 2006), the aggregate market value of the voting stock held by non-affiliates of the registrant is approximately $151,675,000. Shares of common stock held by officers, directors and other persons who may be “affiliates” of the Registrant have been excluded from this computation. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Indicate the number of outstanding shares of Common Stock, $.01 par value, at May 31, 2007: 11,877,940

DOCUMENTS INCORPORATED BY REFERENCE: NONE
Exhibit Index is on page 80
Total number of pages is 87

PART I

ITEM 1. BUSINESS

FORWARD-LOOKING STATEMENTS.  All statements contained in this report that are not historical facts are forward-looking statements.  The forward-looking statements in this report are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  They are not historical facts or guarantees of future performance or events. Rather, they are based on current expectations, estimates, beliefs, assumptions, and goals and objectives and are subject to uncertainties that are difficult to predict.  As a result, our actual results may differ materially from the statements made.  Often such statements can be identified by their use of words such as “may,” “will,” “intends,” “plans,” “believes,” “anticipates,” “visualizes,” “expects,” and “estimates.”  Forward-looking statements made in this report include statements as to our beliefs as to current and potential market segments, customers, and applications for and deployment of our  products; the advantages of, potential income from, and duties to be performed under the sale of a second-source card manufacturing license to Prevent Global (Prevent);  our intent to retain the Prevent equipment until Prevent is ready to receive the equipment; future scheduled payments and contingent royalties under the Prevent contract, Prevent's planned production capacity, and that we will sell equipment to Prevent and provide Prevent with installation support; production quantities, delivery rates and expected delivery schedule, backlog, and revenue recognition for our products for U.S. or foreign government ID card programs, potential annual revenues being $40 to $50 million at full implementation from the Italy programs with expected revenues unable to be determined until the prime contractor issues follow-up orders; our expectation for no future growth from the U.S. Green Card and Laser Visa BCC program, with steady state revenue to average $10 million if the option years are elected; plans to increase card production capacity for anticipated increases in orders including $8 million in capital equipment and leasehold improvements during the next twelve to eighteen months; and expecting growth of less than 10% in the specialty card and printer segment and expecting negative gross profit from the optical card drive market; our intent to update our SFAS No. 123(R), “Shared-Based Payments,” assumptions at least annually; our intent to find another photographic film supplier should Kodak cease supplying such film and to take advantage of any last-buy opportunity which Kodak may choose to provide; our intent to pursue patent infringers by litigation, arbitration, or negotiation; the need for, expected success of, and potential benefits from our research and development efforts, including our attempts to develop other forms of optical recording media for use in optical memory cards and the potential benefits derived there from; expectations regarding revenues (overall and by segment and by customer), margins, profit (including likely losses in the future if full implementation of the Italian program is further delayed), and our deferred income tax asset and related valuation allowance; our belief that our current five major programs, plus maybe one or two others, will be the basis for a majority of our revenues in the near term; estimates of optical card production capacity, our ability to expand production capacity, and our plans and expectations regarding the growth and associated capital costs of such capacity; estimates that revenues and advance payments will be sufficient to generate cash from operating activities over the next twelve months and fund our planned capital expenditures despite expected quarterly fluctuations; expectations regarding market growth, product demand, and the continuation of current programs; and our long-term revenue growth objectives, and drive pricing strategy.

These forward-looking statements are based upon our assumptions about and assessment of the future, which may or may not prove true, and involve a number of risks and uncertainties including, but not limited to, whether there is a market for cards for homeland security in the U.S. and abroad, and if so whether such market will utilize optical memory cards as opposed to other technology; customer concentration and reliance on continued U.S. and Italian government business; risks associated with doing business in and with foreign countries; whether we will be successful in assisting Prevent with factory startup and training; whether Prevent will have the financial resources to make the balance of its required payments to us and to operate the facility; whether the facility will efficiently produce high quality optical memory cards in volume and that meet our standards; lengthy sales cycles and changes in and dependence on government policy-making; reliance on value-added resellers and system integrators to generate sales, perform customer system integration, develop application software, integrate optical card systems with other technologies, test products, and work with governments to implement card programs; risks and difficulties associated with development, manufacture, and deployment of optical cards, drives, and systems; our ability or our customers’ ability to initiate and develop new programs utilizing our card products; risks and difficulties associated with development, manufacture, and deployment of optical cards, drives, and systems; potential manufacturing difficulties and complications associated with increasing manufacturing capacity of cards and drives, implementing new manufacturing processes, and outsourcing manufacturing; our ability to produce and sell read/write drives in volume; the unpredictability of customer demand for products and customer issuance and release of corresponding orders; government rights to withhold order releases, reduce the quantities released, and extend shipment dates; the impact of technological advances, general economic trends, and competitive products; the impact of changes in the design of the cards; and the possibility that optical memory cards will not be purchased for the full implementation of card programs in Italy, a Middle Eastern country and India, or for Department of Homeland Security (DHS) programs in the U.S., or will not be selected for other government programs in the U.S. and abroad; unanticipated delays in obtaining U.S. government approvals to extend or replace its expiring contract; whether we will be successful in developing alternative optical recording media; and the risks set forth in the section entitled “Risks” and elsewhere in this report; and other risks detailed from time to time in our SEC filings. These forward-looking statements speak only as to the date of this report, and, except as required by law, we undertake no obligation to publicly release updates or revisions to these statements whether as a result of new information, future events, or otherwise.

Trademarks. LaserCard® is the Company’s registered trademark. Optical/SmartTM card, OpticalProximityTM card, ConciergeCardTM, OptiChipTM, LaserPassTM, Embedded HologramHDTM, Optical IDLockTM, and LaserBadgeTM are our trademarks. We may also refer to trademarks of other corporations and organizations in this document.

GENERAL DEVELOPMENT OF BUSINESS

Headquartered in Mountain View, California, LaserCard Corporation, a Delaware corporation, is primarily a holding company that conducts all its business operations through its two wholly owned subsidiaries, LaserCard Corporation, a California corporation, of Mountain View, manufactures LaserCard® optical memory cards and card related products, including chip-ready Optical/Smart™ cards, and Challenge Card Design Plastikkarten GmbH, acquired on March 31, 2004, with offices in Rastede and Ratingen, Germany, manufactures advanced-technology cards and markets cards, system solutions, and thermal card printers. We completed the merger of Cards & More GmbH (also acquired on March 31, 2004) into Challenge Card Design Plastikkarten GmbH in January 2006. References to Challenge Card Design Plastikkarten GmbH in this document include the pre-merger activities of Cards & More GmbH.

Challenge Card Design Plastikkarten GmbH (“CCD”) provides us with advanced-technology specialty card manufacturing capabilities to serve the European, Middle Eastern, African, and Asian markets. While operating results of CCD since the acquisition are consolidated into the financial statements for fiscal years 2007, 2006 and 2005, the historic operating results have not been included in the financial statements for fiscal year 2004 and prior periods.

LaserCard Corporation (formerly known as Drexler Technology Corporation, until October 1, 2004) was incorporated under the laws of the State of California on July 23, 1968, and was reincorporated as a Delaware corporation on June 24, 1987. Our mailing address and executive offices are located at 1875 North Shoreline Boulevard, Mountain View, California 94043, and the telephone number is (650) 969-4428. Throughout this report, the “Company,” “we,” and “us” refer to LaserCard Corporation and subsidiaries, unless otherwise indicated.

Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports can be obtained free of charge after such material is electronically filed with or furnished to the Securities and Exchange Commission (SEC). These documents are available as soon as reasonably practicable using the hypertext link to the SEC’s website via our website, www.lasercard.com. They also may be obtained directly from the SEC's website, www.sec.gov/edgar/searchedgar/companysearch.html under CIK code 30140. In addition, these documents and our “Code of Ethics and Business Conduct for Employees, Officers, and Directors” are posted on our website.

Our primary product is the LaserCard® optical memory card which is a credit-card sized, data storage card—invented, patented, developed, and manufactured by us. Along with its ability to record, update, and store up to 2.86 megabytes of user data, this unique card offers multiple data-security features, can be carried in a wallet, and is highly resistant to counterfeiting and data tampering. This makes the LaserCard® ideal for portable and secure data storage and for cardholder identification.

Current applications for the LaserCard® include identification cards for citizens, non-citizen permanent residents, foreign workers, and border crossing, as well as vehicle registration.

Major programs include:
o	United States Permanent Resident Card (“Green Card”)
o	United States Department of State Laser Visa Border Crossing Card (BCC)
o	Canada “Maple Leaf” Permanent Resident Card
o	Italian citizen ID card
o	Italian foreign resident card
o	Middle Eastern country national ID card
o	Vehicle registration in a few states in India

From time to time we have licensed third parties to our technology and know-how in optical memory card manufacturing and read/write card drive assembly. As more fully described under “Licensing” in the “Narrative Description of Business” section below, we have granted Prevent Global (Prevent) of Slovenia a 20-year license for card manufacturing. The license began April 3, 2004 and has certain exclusivities and restrictions. Also included are equipment purchase, training and support agreements.

For a discussion of the risk factors related to the business operations, see the “Forward-Looking Statements” narrative at the beginning of this report, the “Risk Factors” at the end of this section, and the “Management’s Discussion and Analysis of Results of Operations and Financial Condition” contained in Item 7.

FINANCIAL INFORMATION ABOUT SEGMENTS

Our three reportable segments are: (1) Optical Memory Cards, (2) Optical Memory Card Drives, including read/write drives, maintenance, systems and enabling services (“optical card drives”), and (3) Specialty Cards and Printers. The segments were determined based on the information used by the chief operating decision maker. The optical memory cards and optical card drives reportable segments are not strategic business units which offer unrelated products and services; rather, these reportable segments utilize compatible technology and are marketed jointly. Specialty Cards and Printers is a strategic business unit offering at times unrelated products and at times related products with the other reportable segments. See “Segment Reporting” in Note 4 of the notes to consolidated financial statements in Item 8, “Financial Statements and Supplementary Data,” for additional industry segment information.

NARRATIVE DESCRIPTION OF BUSINESS

LaserCard Corporation develops, manufactures and sells optical memory cards, optical card drives, system software, card-related systems and specialty cards, and markets and sells peripherals and card printers. Our primary product is the LaserCard® optical memory card (OMC).

LaserCard®; A Secure Counterfeit-resistant Credential

Our LaserCard® optical memory card is a secure, counterfeit-resistant credential whose current primary use is by national governments in secure identification applications.

Digital data is recorded in an irreversible process so that ID information on a legitimate card cannot be fraudulently altered for criminal purposes. Each implementation for secure ID is customized to the issuer’s own specifications. Key characteristics of the card’s memory and the issuing and inspection hardware are matched. To date, LaserCard’s users have concluded that the hurdle for would-be card counterfeiters is so high that such persons instead would seek some other vulnerability points in the issuance process.

Another security benefit of optical memory is its ability to create visible, high-resolution micro images and security patterns in the optical media itself at resolutions up to 12,000 dots per inch. These features, which cannot be accurately simulated by counterfeiters, are used by inspectors and forensic specialists for both unaided and aided visual card authentication.

We also can create a “laser-etched,” eye visible image in the media, irreversibly marking the digital recording media with the visible identity of the card holder - a unique security feature among all machine readable card technologies. This method of permanently “etching” a facial image in the media has been in use since 1997 and is used to verify the authenticity of the printed or laser engraved facial images on the card’s surfaces. We have recently released Embedded HologramHD™ that features a larger, high-definition photographic quality image, so the feature itself can be used for ID verification, while still serving the verification function. The feature is essentially impossible to copy or reproduce and cannot be altered thus providing a very high level of counterfeit resistance.

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

Our Optical/Smart™ card offering combines the security and capacity of optical memory with the active transactional capability of an IC chip. The chip can be any ISO 7816 series standard module and is embedded into the optical card base stock using traditional milling and embedding techniques.

Typical applications for the Optical/Smart™ card include the provision of e-government services via the chip while the optical memory acts as a visual and secure card authentication feature, backs up the chip in case of failure or tampering, and stores an audit trail of events in the card's life for security and forensic purposes. In addition, the optical memory can store a suite of original biometric images (for example, face, fingerprints and irises) to provide a means of ID verification across other government and private sector applications. Given that optical memory can be used securely off-line, it is not necessary to have access to Public Key Infrastructure that is necessary for smart cards, an extremely costly and complex system, at every transaction point thus enhancing the over-all cost-effectiveness of optical memory.

We believe that the newly-introduced LaserPass™ is the most secure and flexible electronic ID solution available today. Combining the convenience and facilitation capabilities of Radio Frequency Identification (RFID) or contactless chip technology with the security and certain, automatic authentication of optical memory, the system can support a complete range of inspection and ID verification scenarios which can be set depending on perceived threat levels. For example, the combination of the technologies provides the following advantages:

•	RFID provides convenient access within a facility after cardholder ID verification (one-to-one) with data stored on the optical memory
•	RFID can be used in high traffic environments as a “read ahead” data base pointer allowing data to be retrieved and queued awaiting inspection
•	Optical memory provides instant automatic card authentication, very rapid one-to-one biometric ID verification, and display of digital facial image and other ID data directly from the optical memory
•	Optical memory provides an attending inspector with unparalleled surety in visually verifying card, cardholder and displayed data
•	All RFID data can be backed up on the optical media
•	Optical memory can be used when the network is down or slow
•	Optical memory can be used when the chip may have been compromised or there is suspicion about the cardholder’s match to the database image or tampering with the card’s printed personal data
•	Optical memory acts as forensic evidence in criminal prosecutions for tampering or counterfeiting of either the chip’s data or card personalized data

LaserCard Government Applications

The predominant present application is secure identity in government programs, covering both immigration and border entry along with citizenship. The counterfeit-resistant cards are typically replaced every five or ten years. The following are examples of these government applications:

o	The U.S. Permanent Resident Card (“Green Card”), issued by the Department of Homeland Security, evidences that a non-US citizen is approved to reside and be employed in the United States.

o
The Laser Visa Border Crossing Card, issued by the United States Department of State, permits Mexican citizens to make an unlimited number of visits to the United States close to the U.S. border for up to 30 days.

o	The Canadian “Maple Leaf” Permanent Resident Card, has been issued by the Government of Canada to confirm Canadian permanent resident status.

o
The electronic citizen ID card of Italy, identifies the holder as a citizen and confers upon the holder the rights and privileges to which a citizen is entitled. The card can also be used as an accepted document for crossing borders at over 32 different countries.

o	The Italian electronic non-citizen resident permit card for non-EU citizens confirms the cardholder’s approval to reside in Italy.

o	In a program for a Middle Eastern country, the LaserCard® is being issued as a national identification card.

o
A motor vehicle registration program in the States of Delhi, Maharashtra and Gujarat, India, in which the Optical/Smart™ LaserCard® is used for storing the payment of road tax, vehicle registration, insurance, violations, vehicle fitness, and owner/operator information.

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

Durability

Since 1993 the U.S. Defense Logistics Agency has used LaserCard® optical memory cards in conjunction with shipping goods all over the world, often in the most hazardous environments. Environmental testing done by the U.S. Army confirmed the optical memory card’s high durability, which also has been validated by the worldwide Army deployments where the card has demonstrated its ability to withstand some of the harshest conditions and still work reliably in this mission-critical application.

International Standards for Optical Memory Cards

Standardization of optical memory cards allows interchange of the digital information encoded on the cards and facilitates compatibility among optical memory card systems. We participate in optical card standards activities in the United States and internationally. Shown below is the current status of optical memory card standards under ISO/IEC (the International Organization for Standardization/International Electrotechnical Committee). The LaserCard® optical memory card system, complies with all of the documents listed.

o	ISO/IEC 11693 describes the general characteristics of optical memory cards. This international standard was first published in 1994.

o	ISO/IEC 11694-1 describes the physical characteristics of the card, such as height, width, thickness, etc. This international standard was first published in 1994.

o	ISO/IEC 11694-2 describes the dimensions and location of the accessible area—the area on the card where data writing/reading occurs. This international standard was first published in 1995.

o	ISO/IEC 11694-3 describes the optical properties and characteristics of the card and provides the technical specifications which allow interchange. This international standard was published in 1995.

o	ISO/IEC 11694-4 describes the logical data structure on the card and defines the method of writing and reading card data. This international standard was published in 1996.

o	ISO/IEC 11694-5 describes a data format for information interchange (to permit interoperability). This international standard was first published in 2006.

o	ISO/IEC 11694-6 describes the method for the use of biometrics on an optical memory card. This standard was first published in 2006.

In the United States, ANSI (the American National Standards Institute) has adopted all of the above ISO Standards as ANSI/ISO Standards.

Other standards defining the use of optical memory cards in certain application areas, such as driver’s license and interoperable ID documents, also exist.

LaserCard® Manufacturing

We have LaserCard® optical memory card manufacturing operations located in Mountain View, California, and such capabilities in Rastede, Germany. We produce optical memory cards using either a roll-lamination process or a newer sheet-lamination process. The sheet-lamination process allows the use of high security offset printing and other special features, resulting in a premium card. We have an annual production capacity of 10 million roll-process cards in conjunction with approximately 9 million sheet-process cards depending upon the optimum mix of features.

Raw Materials

We establish ongoing relationships with principal qualified suppliers to maintain adequate raw material supplies for the manufacture of optical memory cards and when commercially reasonable we utilize multiple suppliers and consider alternate suppliers. We maintain raw materials inventory levels that take into account current expected demand, order-to-delivery lead times, supplier production cycles, and minimum order quantities. If we are unable to buy raw materials in sufficient quantities and on a timely basis, we would not be able to deliver products to customers on time.

Most of the raw materials used in the manufacture of optical memory cards are available from one or more qualified suppliers. Such materials include plastic films used in optical memory card production, which are available from one supplier in the U.S. and from multiple foreign suppliers. Processing chemicals, inks, and bonding adhesives are obtained from various U.S. and foreign suppliers. However, certain photographic films are commercially available solely from Eastman Kodak Company (Kodak) of the United States. No assurance can be given that Kodak will continue to supply such photographic films on a satisfactory basis and in sufficient quantities to meet our requirements. If Kodak were to discontinue manufacturing the film from which our optical media is made, we would endeavor to establish an alternate supplier for such film, although the purchase price could increase and reliability and quality could decrease from a new supplier. No assurance can be given that there will be adequate demand to attract a second source. In addition, an alternate supplier could encounter technical issues in producing the film as there may be know-how and manufacturing expertise which Kodak has developed over the years which an alternate supplier may have difficulty to replicate. We currently have on hand and on order enough of film inventory to produce cards for orders projected over the next nine to fifteen months. If Kodak announced that it was no longer going to sell film, we would request that Kodak provide us with a last-buy opportunity which we would plan to take maximum advantage of, although no assurance can be given that Kodak would provide us with such an opportunity. We have film on hand plus on order that we believe would provide us with an adequate supply to meet anticipated demand until we could locate and begin volume purchases from a second source. In addition, we are researching other materials for use as optical memory card media.

LaserCard Read/Write Drives; Manufacturing and Parts/Components

Optical memory cards are used in conjunction with a card read/write device (drive) that connects to a personal computer. The price, performance, and availability of read/write drives are factors in the commercialization of optical cards. We maintain read/write drive manufacturing operations in our Mountain View, California facility. We continuously seek design and procurement changes to improve performance and reduce the drive selling price although much higher volumes would be required to significantly reduce the price further.

To maintain adequacy of parts and components for the manufacture of read/write drives, we attempt to establish ongoing relationships with principal suppliers and obtain information about alternate suppliers. If we are unable to buy parts and components in sufficient quantities and on a timely basis, we would not be able to deliver products to customers on time. We purchase read/write drive parts for our anticipated read/write drive demand, taking into consideration the order-to-delivery lead times of vendors and the economic purchase order quantity for such parts. The optical recording head currently used is a custom part obtained from one supplier: Audio-Technica Corp., of Japan.

Application Programming Interface (APIs) and Application Software

APIs. As part of our read/write drive and system sales, we include a comprehensive set of APIs in order for our customers to develop optical card applications. An API is a set of routines, protocols, and tools used by programmers for building software applications. LaserCard-related APIs control or facilitate the basic operations and read/write functions of optical memory card drives so that they can interface directly with personal computers. We develop LaserCard-related APIs such as device drivers, file system DLLs (dynamic link libraries), and custom software tools to enhance read/write drive integration.

Custom Applications. We offer contract services for purchase by customers that require custom programming in the development and integration of their LaserCard® applications. We also make software available for purchase for demonstrating data storage, medical, and security concepts involving the LaserCard®, software-development tools for related peripherals, and a card issuance application software package.

Application Software. End-user application software is an important factor in developing commercial markets for optical memory cards because it directs computers to do specific tasks related to the customer's end-user application for the LaserCard®. Typically, our value-added resellers (VARs) and/or their customers develop software for specific end-user applications. In this role, VARs may integrate optical card products into existing software products, write new application software for specific optical memory card programs, or license software from other VARs. Several VARs have written optical card software programs for applications. We market the BadgeMaker card personalization and issuing applications used for card issuance and data management; and the LaserBadge™ derivative of BadgeMaker, and a Biometric ID Verification System application.

API and application software sales have not been a significant portion of revenues thus far. To date, our software development has been completed concurrent with the establishment of technological feasibility and, accordingly, all software development costs have been charged to research and development expense in the accompanying consolidated statements of operations.

LaserCard Biometric ID Verification System

We have developed a LaserCard Biometric ID Verification System that can quickly confirm the authenticity and validity of optical memory card biometric ID cards sold to the U.S. Government, read and display digitally stored photographs and other digital data from the cards, and biometrically verify the cardholders’ live-scanned fingerprints with the fingerprint templates stored on the cards at time of card issuance.

We also are marketing the LaserCard Biometric ID Verification System as a "concept" package, meaning that software which performs the same functions (but not usable with U.S. government cards) is available in customized form to other customers for government, industrial, and commercial applications.

Other Advanced-Technology Cards

Challenge Card Design Plastikkarten GmbH (“CCD”) was acquired by us on March 31, 2004 and is a recognized leader in Europe as a provider of advanced contactless card solutions, primarily in the consumer, special event, and access control sectors including gate systems for sporting events and student ID cards for German universities. CCD has the production capacity to manufacture up to 20 million advanced-technology specialty cards per year—including contact IC chip cards, contactless RFID cards, and magnetic stripe cards—and markets cards, thermal card printers, and system solutions worldwide under the Cards & More brand. The CCD card manufacturing plant in Rastede, Germany provides significant advanced-technology specialty card capacity and product flexibility to our product line. With expertise in contactless IC technology and high resolution security printing, the European factory positions us to move into new market areas.

Sales and Marketing

We market our OMC products, primarily through Company-authorized VARs in the United States and other countries. We make available for sale optical memory cards, optical card read/write drives and software, and third-party peripherals to our VARs. VARs may add value in the form of services, application-specific software, personal computers, or other peripherals, and then resell these products as integrated systems. Sales to the United States government and foreign governments are made indirectly through VARs, licensees and systems integrators. For example, products are sold indirectly to ultimate use customers such as the U.S. Department of State, U.S. Department of Defense, U.S. Department of Homeland Security, and the government of Canada, through a government subcontractor General Dynamics Information Technology.

Revenues by geographic region are shown in Note 4 of the “Notes to Consolidated Financial Statements” in Item 8, “Financial Statements and Supplementary Data.” Substantially all foreign product sales have been made through VARs and licensees. We believe that international markets will be an important source of product sales and license revenue in the future.

Our LaserCard® sales and marketing operations are conducted through our offices in California, New York, the Washington, D.C. area, and Germany. In addition, our website (www.lasercard.com) supports worldwide marketing activities. Our marketing and sales staff, general management, and technical personnel work closely with customers and provide pre-sales technical support to assist VARs and licensees.

European Operations. Our German subsidiary, CCD, provides the marketing base for most of Europe, Middle East, and Africa (EMEA) and Asia and gives us an established position in the European Union in the advanced-technology card market. CCD is a recognized leader in Europe as a provider of advanced contactless card solutions, primarily in the consumer, special event, and access control sectors. CCD heads our European marketing effort in coordination with LaserCard Corporation. We believe that the European marketing base will accelerate EMEA acceptance of the use of optical memory products in EU government and business solutions.

CCD serves and supports its existing customer base for advanced-technology specialty cards and thermal printers, while adding new resources to build the optical memory card business throughout the EMEA and Asia regions. We intend to focus principally on biometric ID solutions for national and regional governments in these regions, as well as promoting optical cards in commercial and industrial markets which can benefit from the large data capacity and robust security that optical cards offer.

Marketing Objectives: Our principal objectives are to:

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

Licensing

We entered into license and optical memory card equipment purchase and support agreements, effective April 3, 2004, with Global Investments Group (GIG), based in Auckland, New Zealand, for optical memory card manufacturing in Slovenia.  GIG transferred the license and other agreements, with our approval, to Prevent Global of Slovenia (Prevent) in March 2007. The agreements provide for payments to us of about $25.6 million which were fully paid as of March 31, 2007, for a 20-year license, the required manufacturing equipment for a targeted initial manufacturing capacity of 10 million optical cards annually and installation support, and a four-year training and support package. For the $25.6 million we received, $23.6 million was recorded as advance payments from customer and $2 million for the licensing fee was recorded as deferred revenue. Both were classified as long term liabilities in the consolidated balance sheets. As of March 31, 2007, we had $6.3 million of acquired equipment, plus direct and incremental expenses, classified as equipment held for resale on our consolidated balance sheets. Beginning in the fifth year of the contract, Prevent is to pay $3 million for a three-year support package, and has the option for thirteen additional years of support for payments of $1 million annually.  In addition to the $41.6 million discussed above, Prevent is to pay us royalties of $0.60 per card for each card produced under the license.  The territories covered by the license include most of the European Union and eastern European regions.  Prevent has exclusive marketing rights in certain territories, with performance goals to maintain these rights. We retain rights to utilize up to 20% of the new facility capacity as backup and a capacity buffer to augment our own card manufacturing facilities in Mountain View, California and possibly at our German subsidiary. The granting of this license to Prevent establishes a potential second source supplier of optical memory cards for existing and prospective customers who may request multiple sources for cards.  The agreement contains various elements including a card manufacturing license, sale and installation of equipment, training, and ongoing support, and contingent payments for support, materials, and royalty payments for cards manufactured. In accordance with EITF 00-21 “Revenue Arrangements with Multiple Deliverables,” the card manufacturing license, sale and installation of equipment, training, and support package, have been accounted for as one unit of accounting, since we were unable to determine evidence of the fair value of the undelivered items other than ongoing support. We are able to determine evidence of fair value for the predominant undelivered item, which is the ongoing annual support of the manufacturing equipment. Accordingly, revenues for the arrangement have been deferred and will be recognized when the equipment is installed and accepted, with the exception of the value of the ongoing annual support of the manufacturing equipment which will be recognized quarterly as earned, beginning when the equipment is accepted and training has been completed, which date is dependent on Prevent establishing a suitable facility in Slovenia. Pursuant to FTB 90-1, “Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts” the support revenue will be recognized ratably over the remaining term of the agreement.

Also from time to time, we have offered other nonexclusive, royalty bearing licenses for optical card read/write drive manufacture, for assembly of read/write drives from kits, for optical card finishing using Company-supplied materials, and for card manufacturing. In the past, we also offered card distribution licenses to create distributors, in selected regions of the world that can buy cards wholesale from us at prices lower than those charged to VARs and other customers. During the past five years, there have been no material purchases of optical memory cards by the licensees. We conduct our licensing efforts on a selective basis. The timing, number, type, and magnitude of future license sales, if any, cannot be predicted or inferred from past events. There is no assurance that any of our licensing efforts will be successful.

There were no license revenues earned during fiscal years 2007, 2006, and 2005.

Competition

Our primary competition is other card products. Other card technologies that compete with optical memory cards include IC cards, 2-dimensional bar code cards and symbology cards, optical CD or DVD-read only cards and recordable cards, holographic data storage cards, and RFID cards. The financial and marketing resources of some of the competing companies are greater than our resources. We believe that the LaserCard®'s storage capacity, read/write capability, price-performance ratio, rugged card construction and flexibility, optional technology add-ons, ability to store audit trails, and resistance to counterfeiting and tampering make the LaserCard® optical memory card a viable choice for a variety of digital card applications where security is paramount.

In addition, centralized on-line databases combined with wide-area networks may limit the penetration of optical memory cards in certain applications, and is a form of competition.

Smart Cards. The LaserCard® optical memory card competes primarily with cards that contain an IC microprocessor and memory. Known as "smart cards," or "chip cards," their prices and performance vary widely. The smart card uses a much lower cost read/write unit than is currently used with an optical card, whereas a typical smart card containing a 64-kilobyte IC and a microprocessor is typically similar to the cost of the 2.8 megabyte optical memory card, although adding applications to the smart card increases the cost significantly. The IC card is more vulnerable to tampering and can be more easily damaged in everyday use, whereas the card construction and the use of polycarbonate plastic make the LaserCard® more rugged. Companies that manufacture IC cards of various types and storage capacities include Gemalto, Giesecke & Devrient GmbH, Sharp, Sagem Orga, and Oberthur Card Systems, many of which are substantially larger and have more resources than we do.

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

We believe that there are often no absolutes in comparing one card technology with another. Rather, each technology will either stand on its own merits when viewed against specific application requirements or a hybrid combination of technologies will deliver the “best of all worlds” solution. Currently, only we offer a hybrid card embodying the optical memory technology of the LaserCard® with an embedded IC (Optical/Smart™) or RFID chip (LaserPassTM) .

Other Card Products. Read-only memory cards such as 2-dimensional bar code cards and symbology cards are lower priced and compete with our read/write optical memory cards for certain markets, such as identification cards. However, our cards have significantly higher storage capacity and offer unique security features to deter counterfeiting and data tampering. Two-dimensional bar codes on cards and other symbology cards store relatively small amounts of data compared to the LaserCard® and are not updatable after they are issued. Moreover, alternative technologies—such as IC chips, radio frequency (RF) circuitry, and bar codes/symbology—can be incorporated into our optical memory cards, thereby adding additional performance features to the LaserCard®. Experimental card technologies probably are under development at other companies.

Other Optical Memory Cards and Equipment. We previously licensed our card patents to two Japanese companies, Canon Inc. and Dai Nippon Printing Co., Ltd., which we believe are not manufacturing or selling such cards at this time. In addition, as described in the “Licensing” section, in April 2004, we sold a card-manufacturing license to Global Investments Group for the manufacture of optical memory cards in Slovenia. This license has since been transferred to Prevent. Under these royalty-bearing licenses, the licensees have the right to manufacture and sell optical memory cards in competition with the LaserCard®. The newly licensed Slovenian operation under the Prevent license is not yet capable of manufacturing optical cards, but is expected to become a second-source for our cards over time. Prevent could become a competitor in certain Western European countries; however, exclusivity provisions of the license preclude competition in certain markets. For example, we are prohibited from competing in certain Eastern European countries, and Prevent is not authorized to market outside of European countries.

Recordable CD and DVD optical media are currently made in card shaped form factors that function with standard CD and DVD players. These cards have high-data capacity, storing hundreds of megabytes of data, and have high data transfer rates. The typical purchase price is less than $1.00 each for a blank card. The cards are typically 1.2-millimeter thick and therefore they do not meet the ISO Standards for either credit cards or ID-1 identification cards and do not exhibit the durability required of an ID card. These cards typically serve other markets such as advertising and promotional applications.

Other Matters

Research and Development

Our research and development expenses were $3.1 million for fiscal year 2007; $2.3 million for fiscal year 2006; and $3 million for fiscal year 2005. We are continuing our efforts to develop new optical memory card features, including the insertion of contactless chips with radio frequency (RF) capability, optical memory card media, optical memory card read/write drives, read-only drives (readers), OpticalProximityTM systems, card personalization systems, and software products in an effort to strengthen our existing products and provide new products that can stimulate optical memory card sales growth. For example, we have developed an Optical/RFID and Optical/Proximity card and system (“LaserPass™”) to compete in the rapidly growing RFID marketplace. We anticipate that these ongoing research and development efforts will result in new or enhanced card capabilities, production-model read-only drives, or drives with advanced security features and lower manufacturing costs; however, there is no assurance that such product development efforts will be successful. These factors are important for our existing and future optical memory card markets. Also see Item 7, "Management's Discussion and Analysis.”

Patents and Trademarks

Optical Data Storage. As of March 31, 2007, we owned approximately 23 U.S. patents relating to optical data storage (including optical storage media, optical cards, formats, equipment, systems, software, the utilization of optical storage media, and e-commerce technology), and other U.S. and foreign patent applications have been filed. Approximately 21 counterpart patents of certain U.S. patents are issued in various foreign countries. However, we own certain U.S. patents as to which foreign counterparts have either not been filed or the examination process has been terminated without issuance of the foreign patents. From time to time, we elect to allow some of our U.S. or foreign patents to expire when maintenance fees become due, if the patents are deemed no longer relevant. In addition, we protect as trade secrets some refinements to the optical media and cards and know-how related to card production. Also, our know-how and experience in volume card production; system development and software capabilities; brand-name recognition within our card markets; and dominant-supplier status for optical-memory cards are of far greater importance than our patents. Therefore, at this time, we believe that our patent portfolio is helpful but is no longer materially meaningful for maintaining the LaserCard®’s market position.

Our U.S. patents have expiration dates ranging from the period 2007 to 2023, with the majority expiring during the first part of this period. Counterpart patents in foreign countries also expire during this period, usually about two to three years after the U.S. patent expires.

We cannot predict whether the expiration or invalidation of our patents would result in the introduction of competitive products which would adversely affect our future revenues. We presently intend to pursue any infringement of our patents either by litigation, arbitration, or negotiation. However, there can be no assurance that any of our patents will be sufficiently broad in scope to afford protection from products with comparable characteristics that may be sold by competitors in the future. There also can be no assurance that the validity of any patents actually granted will not be challenged.

LaserCard® is federally registered trademark of LaserCard Corporation. We believe that our LaserCard® brand name, trade name, and other trademarks are important assets in marketing optical memory card products.

Employees

As of March 31, 2007, we employed 219 personnel (including four executive officers). Our 135-person U.S. workforce consisted of 112 personnel in administration, marketing/sales, manufacturing, and research and development, plus 23 temporary personnel mainly engaged in manufacturing and the inspection of cards for quality assurance. In addition, the German subsidiary employed 84 full and part-time personnel as of March 31, 2007. The German workforce consisted of 80 personnel in administration, marketing/sales, manufacturing, and research and development, plus 4 temporary personnel mainly engaged in manufacturing and the inspection of cards for quality assurance. None of our employees is represented by a labor union.

Dependence on Government Subcontracts through Sole Contractors

The largest purchaser of LaserCard products is a government prime contractor, General Dynamics Information Technology (GDIT), previously Anteon International Corporation. GDIT is the government contractor for our LaserCard® product sales to the U.S. Department of Homeland Security (DHS), U.S. Department of State (DOS), U.S. Department of Defense (DOD), and the government of Canada. Under government contracts with GDIT, the DHS purchases U.S. Permanent Resident Cards (Green Cards) and DOS Laser Visa Border Crossing Cards (BCCs); the DOD purchases Automated Manifest System cards; and the Canadian government purchases Permanent Resident Cards. Encompassing all of these programs, our product sales to GDIT represented 28% of total revenues for fiscal year 2007; 31% of total revenues for fiscal year 2006; and 31% of total revenues for fiscal year 2005. The proportion of revenues represented by GDIT decreased in fiscal year 2007 as compared to fiscal year 2006, and is anticipated to decrease in the future as we generate increased revenues from other sources. Since the ultimate customers are national governments, we are not dependent upon any one specific contractor for continued revenues from these programs. Although not anticipated, if GDIT were to discontinue its participation as contractor, other qualified contractors could be utilized by those governments for purchasing our products, although the process of doing so could cause program delays.

Sales of DHS Green Cards and DOS Laser Visa BCCs represented approximately 23% of our revenue for fiscal year 2007; 24% of revenues for fiscal year 2006; and 21% of revenues for fiscal year 2005. We are currently delivering on orders placed under an up-to-five-year U.S. government subcontract received in March 2007. Backlog at March 31, 2007 for these programs, which is deliverable through September 2007, totaled $4.8 million.

Our revenues derived from sales to the government of Italy for its citizen ID card program, Carta d’Identità Elettronica (CIE), accounted for 1% of revenues for fiscal year 2007, 18% of revenues for fiscal year 2006, and 26% of revenues for fiscal year 2005. Revenues on Italian Permesso di Soggiorno Elettronico cards and Italian Carta di Soggiorno Elettronica cards (combined PSE) accounted for 7% of Company revenues in fiscal year 2007 and 13% of Company revenues in fiscal year 2006. Card orders under these programs are placed with us through our value-added reseller, Laser Memory Card S.p.A of Italy during calendar 2005. The Italian government successfully concluded the experimental phase of CIE citizen ID program using LaserCard® optical memory cards and enacted a law to replace paper ID documents with electronic documents starting January 2006. The program then stalled and has yet to be fully implemented, although the Italian government did set the price citizens pay for the cards earlier in calendar year 2007. If these programs were to be discontinued or interrupted by the Italian government, we would lose our largest identified potential significant source of optical memory card revenues.

Backlog

As of March 31, 2007, the backlog for LaserCard® optical memory cards totaled $5.7 million scheduled for delivery in fiscal year 2008, compared with $8.3 million at March 31, 2006, and $0.9 million at March 31, 2005. We have only a few customers who generally place orders for a several-month period so that variations in order placement from a single customer can materially affect backlog. As a result, the relative size of our backlog has not been a reliable indicator of our future sales revenue trends.

In addition, the backlog for specialty cards and printers totaled 0.6 million euros (approximately $0.8 million) compared with 0.8 million euros (approximately $1 million) at March 31, 2006 and 1.2 million euros (approximately $1.6 million) at March 31, 2005, and for a contract to develop a conventional non-optical card production facility totaled 0.7 million euros (approximately $0.9 million) at March 31, 2007 compared with 0.7 million euros (approximately $0.8 million) at March 31, 2006 and 0.8 million euros (approximately $1 million) at March 31, 2005. Revenue on the contract for a conventional non-optical card production facility contract is being booked on a zero profit margin basis. Therefore, the total profit under this contract will be booked at completion probably during fiscal year 2008.

We have no significant backlog for read/write drives.

Financial Information About Geographic Areas

Financial information about geographic areas is described in Note 4 of the “Notes to the Consolidated Financial Statements” in Item 8, “Financial Statements and Supplementary Data.”

ITEM 1A. RISK FACTORS

OUR CURRENT AND FUTURE EXPECTED REVENUES ARE DERIVED FROM A SMALL NUMBER OF ULTIMATE CUSTOMERS SO THAT THE LOSS OF OR REDUCTIONS IN PURCHASES BY ANY ONE ULTIMATE CUSTOMER COULD MATERIALLY REDUCE OUR REVENUES AND LEAD TO LOSSES. During fiscal year 2007 and each of the previous three fiscal years, we derived more than 60% of our optical memory card and drive-related revenues from five programs ― two U.S. government programs and three foreign government programs. Due to the lengthy sales cycles, we believe that these programs, with perhaps the addition of one or two other foreign programs, will be the basis for a majority of our revenues in the near-term. The loss of or reductions in purchases by any one customer due to program cutbacks, competition, or other reasons would materially reduce our revenue base. Annual or quarterly losses occur when there are material reductions, gaps or delays in card orders from our largest U.S. or foreign government programs or if such programs were to be reduced in scope, delayed, canceled, or not extended and not replaced by other card orders or other sources of income.

WE INCURRED NET LOSSES DURING THIRTEEN OF THE PREVIOUS SIXTEEN QUARTERS AND MAY NOT BE ABLE TO GENERATE SUFFICIENT REVENUE IN THE FUTURE TO REGAIN PROFITABILITY. Although we generated $3.3 million of profit during the three quarters from October 1, 2005, through June 30, 2006, we incurred a loss for our quarters ended September 30, and; December 31, 2006, and March 31, 2007. We incurred a loss for fiscal year 2007 aggregating $12.4 million, and we generated a profit of $0.8 million in fiscal year 2006 and incurred a loss of $8.9 million in fiscal year 2005, and had an accumulated deficit of $39 million at March 31, 2007. There can be no assurance that we will generate enough card revenues in the near term to achieve profitability. We are relying upon our optical memory card technology to generate future product revenues, earnings, and cash flows. If alternative technologies emerge or if we are otherwise unable to compete, we may not be able to achieve or sustain profitability on a quarterly or annual basis. Annual or quarterly losses would also continue if increases in product revenues or license revenues do not keep pace with increased selling, general, administrative, research and development expenses and the depreciation and amortization expenses associated with capital expenditures.

OUR PROGRAM WITH ITALY, WHICH WE BELIEVE WILL BE OUR LARGEST CUSTOMER FOR THE NEXT FEW YEARS, MAY BE DELAYED OR CANCELLED FOR REASONS OUTSIDE OUR CONTROL WHICH WOULD CAUSE US TO HAVE LESS REVENUE THAN PLANNED AND WOULD LIKELY LEAD US TO CONTINUED OPERATING LOSSES. We believe that the Italian government will be our largest customer for the next few years for the CIE and PSE card programs which may comprise a significant portion of future revenues. Sales of cards and drives for the government of Italy for its CIE and PSE card programs represented 8% of total revenue for fiscal year 2007, 31% for fiscal year 2006, and 26% for fiscal year 2005. During fiscal year 2006 and 2007, we increased card manufacturing capacity to meet the anticipated demand and we have expected a large order since the first quarter of fiscal year 2007. However, this order has not yet been placed and there can be no assurance that the order will be placed in the near-term or that demand will increase or be sustained as we anticipate. We would most likely incur losses if orders are further delayed, or if full implementation is canceled, not extended, or if the program is not implemented at the level foreseen or if the government was to change its technology decision and no longer use optical memory cards. While selected Italian cities have issued cards and tested the distributed card issuing process, full implementation is dependent upon regionalized and further decentralized card issuance infrastructure developments being successfully undertaken and the national ID card system functioning as designed, of which there can be no assurance. Also, if Laser Memory Card SpA of Italy, our VAR customer for this program, were to discontinue participation in this program or discontinue operations, interruptions could occur in orders or shipments for this program until a replacement could be found. Overcoming some of these issues may be difficult and complex and involve third parties, which could be time consuming and expensive and lead to further delays for implementation.

THE U.S. GOVERNMENT, ONE OF OUR TWO LARGEST ULTIMATE CUSTOMERS, HAS THE RIGHT TO DELAY ITS ORDERS OR COULD CHANGE ITS TECHNOLOGY DECISIONS, WHICH WOULD RESULT IN ORDER DELAYS AND POSSIBLY IN OPERATING LOSSES. Our fiscal year 2007 revenues included sales of approximately $7.4 million of Green Cards and Laser Visa BCCs, and comprised 23% of our total revenue. We expect these revenues to continue at approximately $10 million annually ($8 million for Green Cards and $2 million for Laser Visa BCCs) if the U.S. government continues to use our cards in these programs, continues to personalize cards at that rate and continues to maintain an inventory level equal to six-months of usage. On April 2, 2007, we announced a subcontract with General Dynamics Information Technology (GDIT) for the manufacture and supply of Green Cards and Laser Visas. The subcontract is for an initial 12-month period with optional extensions up to a total of five years. The first purchase order received under the subcontract calls for delivery of $5.9 million in Green Cards and Laser Visas over the period from March through September 2007. Under U.S. government procurement regulations, even with a contract in place, the government reserves certain rights, such as the right to withhold releases, to reduce the quantities released, extend delivery dates, reduce the rate at which cards are issued, and cancel all or part of its unfulfilled purchase orders. We would most likely have reduced operating results if one or both of these U.S. government programs were to be delayed, canceled, or not extended or if the government were to change its technology decision and no longer use optical memory cards. We have been advised by the program prime contractor that the U.S. State Department, who is the customer for Laser Visa Border Crossing Cards, intends to introduce Radio Frequency Identification (RFID) technology into this program starting in 2008. We intend to offer a hybrid version of our optical memory card including such RFID capability. There is no assurance we will be able to successfully win new Laser Visa orders if this technology change occurs as projected. Our U.S. government card deliveries depend upon the issuance of corresponding order releases by the government to its prime contractor and then to us. If GDIT, our VAR customer, and the U.S. government prime contractor for this program, were to discontinue participation in this program or discontinue operations, interruptions could occur in orders or shipments for this program until a replacement could be found.

OUR PRODUCT REVENUES WILL NOT GROW IF WE DO NOT WIN NEW BUSINESS IN THE U.S. OR ABROAD AND IF THE ITALIAN NATIONAL ID PROGRAM IS NOT IMPLEMENTED AS ANTICIPATED. Although the U.S. government subcontract has been renewed, we do not expect future growth from the U.S. Green Card and Laser Visa BCC programs as we expect future revenue to average $10 million annually, about the same as their issuance rate in fiscal year 2007. We had revenues from Italian CIE and PSE cards of about $2 million during fiscal year 2007 and $12 million during fiscal year 2006. During full implementation, we expect our revenues from the Italian programs to grow to reach approximately $40 to $50 million per year. In order for us to achieve our overall revenue growth goal, we will need not only for these programs to continue and reach their anticipated levels, of which there can be no assurance, but we will also need to win new business in the U.S. and abroad. Emerging optical memory card programs or prospective applications include motor vehicle registration cards in a few states in India, foreign resident identification cards in Costa Rica, a drivers license card in South Africa, and sports logbook cards. There can be no assurance that we will receive sizable future orders for any of these programs, nor any assurance that we will be able to win any other new business in the U.S. or abroad which is necessary to grow our business to the level we desire.

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

WE COULD EXPERIENCE EQUIPMENT, RAW MATERIAL, QUALITY CONTROL, OR OTHER PRODUCTION PROBLEMS ESPECIALLY IN PERIODS OF INCREASING VOLUME. There can be no assurance that we will be able to meet our projected card manufacturing capacity if and when customer orders reach higher levels. We have made and intend to continue to make significant capital expenditures to expand our card manufacturing capacity. For example, we plan on up to $8 million of capital expenditures during the next twelve to eighteen months assuming certain business developments. However, since customer demand is difficult to predict, we may be unable to ramp up our production quickly enough to timely fill new customer orders. This could cause us to lose new business and possibly existing business. In addition, if we overestimate customer demand, we could incur significant costs from creating excess capacity which was the case during fiscal year 2005 and 2007. We may experience manufacturing complications associated with increasing our manufacturing capacity of cards and drives, including the adequate production capacity for sheet-lamination process cards to meet order requirements and delivery schedules. We may also experience difficulties implementing new manufacturing processes, meeting customers’ quality or standards requirements, or outsourcing some of our manufacturing. The addition of fixed overhead costs increases our breakeven point and results in lower profit margins unless compensated for by increased product sales. When purchasing raw materials for our anticipated optical card demand, we take into consideration the order-to-delivery lead times of vendors and the economic purchase order quantity for such raw materials. If we over-estimate customer demand, excess raw material inventory can result.

WE ARE CURRENTLY OUR OWN SOLE SOURCE OF OPTICAL MEMORY CARDS AND SEVERAL OF THE STEPS IN OUR CARD MANUFACTURING PROCESS HAVE NO BUILT-IN REDUNDANCY. THEREFORE, WE ARE SUSCEPTIBLE TO SUPPLY INTERRUPTIONS, INCLUDING IF CERTAIN MACHINERY WERE TO BREAK DOWN. MUCH OF OUR MACHINERY IS COMPRISED OF CUSTOM VERSIONS OF MACHINERY SOME OF WHICH IS MORE THAN 20 YEARS OLD. Unless and until Prevent Global (previously GIG) comes on line as a second source, of which there can be no assurance, we are the only source of our optical memory cards, making them in our Mountain View facility using a proprietary manufacturing process, with our German subsidiary capable of performing a few key steps in certain instances. There is no assurance that the Prevent facility, if and when operational, will be an acceptable second source to some of our key government accounts. We are susceptible to supply interruptions or yield decreases, when our line goes down or malfunctions. Much of our machinery is comprised of customized versions of machinery which has long lead times to replace and may be difficult to maintain or repair, requiring us to be self-reliant. Some of the machinery we use is more than 20 years old and is no longer manufactured for others, which would require us to adapt a newer version to our needs, which would involve additional effort on our part.

IF WE ARE UNABLE TO BUY RAW MATERIALS IN SUFFICIENT QUANTITIES AND ON A TIMELY BASIS, WE WILL NOT BE ABLE TO DELIVER PRODUCTS TO CUSTOMERS ON TIME WHICH COULD CAUSE US TO LOSE CUSTOMERS, AND OUR REVENUES COULD DECLINE. We depend on sole source and limited source suppliers for optical card raw materials. Such materials include plastic films used in optical memory card production, which are available from one supplier in the U.S. and from multiple foreign suppliers. Processing chemicals, inks, and bonding adhesives are obtained from various U.S. and foreign suppliers. Certain photographic films are commercially available solely from Eastman Kodak Company, of the United States. No assurance can be given that Kodak will continue to supply such photographic films on a satisfactory basis and in sufficient quantities. If Kodak were to discontinue manufacturing the film from which our optical media is made, we would endeavor to establish an alternate supplier for such film, although the purchase price could increase and reliability and quality could decrease from a new supplier. No assurance can be given that there will be adequate demand to attract a second source. In addition, an alternate supplier could encounter technical issues in producing the film as there may be know-how and manufacturing expertise which Kodak has developed over the years which an alternate supplier may have difficulty to replicate. We currently have on hand and on order enough inventory of film to produce cards for orders projected over the next nine to fifteen months. If Kodak announced that it was no longer going to sell film, we would request that Kodak provide us with a last-buy opportunity which we would plan to take maximum advantage of, although no assurance can be given that Kodak would provide us with such an opportunity. We have film on hand plus on order that we believe would provide us with an adequate supply to meet anticipated demand until we could locate and begin volume purchases from a second source.

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

WE MAY NOT BE ABLE TO ADAPT OUR TECHNOLOGY AND PRODUCTS TO COMMERCIAL APPLICATIONS WHICH GENERATE MATERIAL AMOUNTS OF REVENUE AND PROFIT. THIS WOULD LIMIT THE FUTURE GROWTH OF OUR BUSINESS TO THE GOVERNMENT SECTOR AND THE LACK OF DIVERSIFICATION EXPOSES US TO ENHANCED RISK OF COMPETITION. We are seeking commercial applications for our optical memory products in order to lessen our dependence upon the government sector. Our efforts to develop OpticalProximity™ access cards are one example. We may be unsuccessful in these efforts in which case we would not obtain the diversity of revenues we are seeking for the future. If the use of our technology remains limited to secure ID card applications for government use, then we are more susceptible to other technologies and products making in-roads or to political pressures or changing laws.

IF WE ARE UNABLE TO ADAPT TO TECHNOLOGICAL CHANGES IN THE SECURE ID CARD INDUSTRY AND IN THE INFORMATION TECHNOLOGY INDUSTRY GENERALLY, WE MAY NOT BE ABLE TO EFFECTIVELY COMPETE FOR FUTURE BUSINESS. The secure ID technology industry is characterized by rapidly changing technology and continuing product evolution. The future success and growth of our business will require the ability to maintain and enhance the technological capabilities of the LaserCard® product line. There can be no assurance that our products currently sold or under development will remain competitive or provide sustained revenue growth.

SEVERAL OF OUR FOREIGN PROGRAMS INVOLVE OUR CARDS AS PART OF A SOLUTION WHICH INCLUDES TECHNOLOGIES OF THIRD PARTIES. SOMETIMES THESE THIRD PARTY TECHNOLOGIES ARE INTEGRATED WITH OUR CARDS BY OUR SYSTEMS INTEGRATOR CUSTOMER OR SUBCONTRACTOR. WE THEREFORE HAVE VARYING DEGREES OF CONTROL OVER THE OVERALL SYSTEM WHICH COULD LEAD TO TECHNICAL, QUALITY, AND SYSTEM COMPATIBILITY ISSUES WHICH ARE DIFFICULT, EXPENSIVE, AND TIME CONSUMING TO SOLVE. THIS COULD CAUSE OUR ULTIMATE CUSTOMERS, GENERALLY GOVERNMENTS, TO FIND FAULT IN OPTICAL CARDS AND SWITCH TO OTHER SOLUTIONS EVEN THOUGH OUR OPTICAL TECHNOLOGY IS NOT THE ROOT CAUSE. In certain of our current foreign programs such as Italy, India, and a Middle Eastern country, and possibly in future other programs, various third party technologies such as contact or contactless chips will be added to our cards. The embedding or addition of other technologies to the LaserCard® optical memory card, especially when contracted to independent third parties, could potentially lead to technical, compatibility and other issues. In such circumstances, it may be difficult to determine whether a fault originated with our technology or that of a co-supplier or the person embedding or adding the third party technology to our cards. If such faults occur, they could be difficult, expensive, and time-consuming to resolve. Such difficulties could lead to our ultimate customers, the foreign governments, switching to other technologies even though optical technology is not the root cause of the fault(s). The resulting loss of customers would adversely affect our revenues.

WE ARE DEPENDENT ON SYSTEMS INTEGRATORS FOR IMPLEMENTATION OF CARD PROGRAMS AND THEIR METHOD OF IMPLEMENTATION MAY NOT BE SUCCESSFUL DUE TO QUALITY OR COST. We sell to VARs and system integrators who in turn sell solutions to the end customer. The integrators may not follow the recommendations we provide for the handling, possible incorporation of smart or RFID chips, processing, and/or printing on our cards and working with the end-user in the card issuing process. This could lead to low quality or high costs or both resulting in damage to our reputation and/or loss of the contract. We work to train the integrators to avoid such situations, but cannot control their work. Also, we can step in to demonstrate how to successfully implement an optical memory card issuing system. We plan to continue to offer this support then transition the card issuing process to local resources once the program is running successfully.

OUR OPTICAL MEMORY CARDS HAVE A COMPLEX STRUCTURE THAT REQUIRES A HIGH DEGREE OF TECHNICAL KNOWLEDGE AND EXPERIENCE TO MEET INCREASINGLY STRINGENT PERFORMANCE REQUIREMENTS.  WE HAVE AND COULD IN THE FUTURE AGREE TO CERTAIN CHARACTERISTICS BEYOND THOSE REQUIRED IN INDEPENDENTLY PUBLISHED STANDARDS.  THIS COULD INCREASE OUR COST OF MANUFACTURING CARDS OR RESULT IN ACCEPTING RETURNS OR GIVING CREDITS TO THE CUSTOMER.  MANY CUSTOMERS MAINTAIN SIGNIFICANT ADVANCE INVENTORY WHICH INCREASES THIS RISK. There can be no assurance that we will be able to meet customers’ quality or standards requirements consistently.  This could lead to high manufacturing costs due to low product yields or unexpected product returns.  We employ a rigorous quality control procedure, are ISO 9000 certified and we strive to deliver product that meets published standards and customer expectations.  Even so, we can not give assurance that our products will meet customer expectations in all cases.  We have in the past, and may in the future, replace product held by the customer or give credit for products previously delivered.

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

WE ARE SUBJECT TO RISKS ASSOCIATED WITH CHANGES IN FOREIGN CURRENCY EXCHANGE RATES. Part of the manufacturing process of certain LaserCard products that we sell outside the U.S.A. takes place in our operations in Germany. Also, some of the raw materials we use to manufacture optical memory cards are sourced in Europe. These costs are denominated in euros, the currency used in much of Europe. However, when we sell our finished products the prices that we charge are denominated in United States dollars. Accordingly, we are subject to exposure if the exchange rate for euros increases in relation to the United States dollar. During fiscal year 2005, we experienced a $0.2 million loss on foreign currency exchange. The losses on foreign currency exchange for both fiscal years 2007 and 2006 were immaterial. As of March 31, 2007, we had not entered into a forward exchange contract to hedge against or potentially minimize the foreign currency exchange risk related to transactions other than those related to inter-company payables and receivables.

WE SOLD A SECOND-SOURCE CARD MANUFACTURING LICENSE TO GLOBAL INVESTMENTS GROUP (GIG) THAT WAS SUBSEQUENTLY TRANSFERRED TO PREVENT GLOBAL (PREVENT), UNDER WHICH WE WILL PROVIDE CERTAIN FACTORY SET-UP AND TRAINING SERVICES. IF WE ARE NOT SUCCESSFUL OR IF PREVENT IS UNABLE TO FINANCE THIS OPERATION, THE SECOND-SOURCE SUPPLY OF OPTICAL CARDS WILL NOT MATERIALIZE. IF WE AND PREVENT ARE SUCCESSFUL, THE SECOND-SOURCE WILL COMPETE WITH US FOR BUSINESS. We will be obligated to deliver the required manufacturing equipment and installation support to Prevent for its to-be-built new card manufacturing facility in Slovenia, to provide a targeted initial manufacturing capacity of 10 million optical cards annually. If Prevent is successful, Prevent would become a second source for optical memory cards. We will also be assigning personnel to be on site during the license term, if such option is elected by Prevent, to assist with quality, security, and operational procedures, with a mutual goal that the facility and the cards made in Slovenia conform to our standards. If cards are not produced in conformance with our quality standards, the reputation and marketability of optical memory card technology could be damaged. If the factory does not become operational and produce quality cards in high volume, or if Prevent is unable to raise sufficient capital to build, equip and operate this facility, we would not obtain the hoped-for benefits--including ongoing royalties, sales of raw materials to Prevent, expansion of the European market, and a bona fide second source for optical memory cards. On the other hand, if and when the factory is successfully manufacturing the cards in high volume, it will compete against us for business in certain territories, which could reduce our potential card revenues if the market does not expand. Revenue will be recognized over the remaining term of the agreement beginning when the equipment has been accepted and training completed, which date is dependent on Prevent providing a facility in Slovenia. We could incur greater expenses than we anticipate for the purchase and installation of the required manufacturing equipment thereby reducing cash and anticipated profits. If Prevent is not successful, but current and potential customers require a second source of optical memory cards (which is a common business practice) they could decide to use alternate technology cards, such as chip cards, that have multiple-source suppliers.

WE MAY NOT BE ABLE TO ATTRACT, RETAIN OR INTEGRATE KEY PERSONNEL, WHICH MAY PREVENT US FROM SUCCEEDING. We may not be able to retain our key personnel or attract other qualified personnel in the future. Our success will depend upon the continued service of key management personnel. The loss of services of any of the key members of our management team, including our chief executive officer, chief operating officer, the managing directors of our German operations, vice president of business development or our vice president of finance and CFO, or our failure to attract and retain other key personnel could disrupt operations and have a negative effect on employee productivity and morale, thus decreasing production and harming our financial results. In addition, the competition to attract, retain and motivate qualified personnel is intense.

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

AS A RESULT OF OUR REQUIRED ANNUAL EVALUATION OF OUR INTERNAL CONTROLS OVER FINANCIAL REPORTING, WE MAY IDENTIFY INTERNAL CONTROL WEAKNESSES NEEDING REMEDIATION, WHICH COULD HARM OUR REPUTATION. We have completed the evaluation of our internal controls over financial reporting as required by Section 404 of the Sarbanes-Oxley Act of 2002 for the fiscal years ended March 31, 2007, 2006, and 2005. Although our assessment, testing and evaluation resulted in our conclusion that as of March 31, 2007, 2006, and 2005, our internal controls over financial reporting were effective, we cannot predict the outcome of our testing in future periods. Because of the inherent limitation of disclosure controls, no evaluation of such controls can provide absolute assurance that all control issues and instances of fraud, if any, within our Company have been detected. If our internal controls are found to be ineffective in future periods, our reputation could be harmed. We may incur additional expenses and commitment of management’s time in connection with further evaluations, both of which could materially increase our operating expenses and accordingly reduce our net income.

BEGINNING WITH OUR FISCAL YEAR 2007, WE ARE REQUIRED TO RECORD COMPENSATION EXPENSE FOR STOCK OPTIONS. AS A RESULT OF THE RESULTING SIGNIFICANT EXPENSES, IT WILL BE MORE DIFFICULT FOR US TO CONTINUE TO BE PROFITABLE AND ANY PROFITABILITY WE ACHIEVE WILL BE REDUCED SIGNIFICANTLY. In December 2004, the Financial Accounting Standards Board (“FASB”) issued Financial Accounting Standard 123(R) (SFAS No. 123(R)) that requires the fair value of all equity-based awards granted to employees be recognized in the statement of operations as compensation expense, for fiscal years beginning after December 15, 2005, rather than just to disclose such expense in a footnote as we have done in the previous years. The adoption of this accounting standard reduced our profitability as measured by generally accepted accounting principles (GAAP) due to our outstanding options and our current intention to continue to grant options in the future as an incentive and retention tool for our employees. This may adversely affect our stock price. For example, for the fiscal year 2007, we recognized approximately $1.7 million of additional expenses due to SFAS No. 123(R) which we would not otherwise have recognized. Such adoption could also lead us to reduce or otherwise alter our use of stock options which we believe help align our employees’ long-term interests with increasing our enterprise value. This could, in turn, hurt our ability to recruit employees and retain existing employees and directors.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Mountain View, Ca

As of March 31, 2007, approximately 70,000 square feet of floor space are leased by us on a long-term basis for card manufacturing, read/write drive production, administration, sales, and research and development, in two buildings located in Mountain View, California. These facilities have a current total annualized rental of approximately $885,000 on leases that expire in October 2013 and in March 2014. One 27,000-square foot building is used for optical memory card production and one 43,000 square-foot building is used for optical card production, read/write drive production, administration, sales, and research and development.

Germany

We lease a portion of a building in Ratingen, Germany, and a building in Rastede, Germany totaling approximately 15,000 square feet, for optical and specialty card manufacturing, distribution, administration and sales, for a total annualized rental of 239,000 euros on leases that expire on dates from February 2009 to August 2009. Also, we own land and a building in Rastede, Germany that is used in production of specialty cards and research and development.

Other

We also lease small marketing offices in New York and in the Washington DC area.

We believe these leased and owned facilities to be satisfactory for our present operations. Upon expiration of the leases, we believe that these or other suitable buildings will be able to be leased on a reasonable basis.

ITEM 3. LEGAL PROCEEDINGS

From time to time we are a party to litigation matters and pending or threatened claims and assessments that are normal in the course of our operations. While we believe that the ultimate outcome of these matters will not have a material adverse effect on our financial position, results of operations or cash flows, the outcome of these matters is not determinable and negative outcomes may adversely affect our financial position, liquidity, or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our only class of common stock, $0.01 par value, is traded on The Nasdaq Global Market® under the symbol LCRD and is quoted in The Wall Street Journal and other newspapers. Stock price information and other data also can be obtained on the Internet directly from Nasdaq at: www.nasdaq.com. The table below sets forth the high and low trade prices for our common stock (rounded to two decimal points) as reported by Nasdaq during the fiscal periods indicated.

 QUARTERLY STOCK PRICES

	Fiscal Year 2007		Fiscal Year 2006
	High Trade	Low Trade	High Trade	Low Trade
First Quarter	$22.70	$11.24	$6.80	$4.56
Second Quarter	14.15	9.40	10.45	5.77
Third Quarter	13.92	10.00	15.25	6.97
Fourth Quarter	14.02	9.51	22.75	12.71

As of March 31, 2007, there were approximately 726 holders of record of our common stock. The total number of stockholders is believed by us to be several thousand higher since many holders’ shares are listed under their brokerage firms’ names.

We have never paid cash dividends on our common stock. We anticipate that for the foreseeable future we will retain any earnings for use and reinvestment in our business.

We did not repurchase any of our outstanding shares or other securities during our fourth quarter ended March 31, 2007.

For information regarding securities authorized for issuance under equity compensation plans, see Part III, Item 12 below on page 72.

Stock Performance Graph

In the following stock performance graph, the cumulative total return on investment for the our common stock over the past five fiscal years is compared with the Russell 2000 Stock Index (“Russell 2000”) and the University of Chicago Center for Research in Security Prices (CRSP) Total Return Index for the Nasdaq Stock Market Electronic Components industry group (“Nasdaq Electronic Components”). The Russell 2000 is a benchmark index for small capitalization stocks. The Nasdaq Electronic Components index is used because the majority of our revenues currently are derived from the sale of optical recording media (optical memory cards). The chart assumes that the value of the investment in our stock and each index was $100 on March 31, 2002, and that any dividends were reinvested.

The stock performance graph was plotted using the following data:

	Fiscal Year Ended March 31,
	2002	2003	2004	2005	2006	2007
LaserCard Corporation	$100.00	$64.47	$59.23	$22.14	$100.04	$52.42
Russell 2000	100.00	73.04	119.66	126.13	158.73	168.11
CRSP Nasdaq Electronic Components	100.00	51.88	87.71	72.78	80.12	72.63

ITEM 6. SELECTED FINANCIAL DATA

The following selected consolidated financial information as of and for each of the five fiscal years in the period ended March 31, 2007 is derived from our consolidated financial statements. This financial data should be read in conjunction with the consolidated financial statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing in Item 7 of this report.

LASERCARD CORPORATION AND SUBSIDIARIES
FIVE-YEAR SUMMARY OF CONSOLIDATED FINANCIAL INFORMATION
Fiscal Years Ended March 31, 2003 - 2007
(In thousands, except per share amounts)

STATEMENT OF OPERATION DATA	2007(1)	2006(1)	2005(1)	2004	2003

Revenue	$32,270	$39,857	$28,544	$16,963	$26,331
Cost of sales	25,406	24,804	22,637	13,157	13,906
Selling, general, and administrative expenses	13,575	11,949	11,891	6,700	6,202
Research and engineering expenses	3,095	2,338	3,018	2,620	2,818
Impairment of goodwill and intangible assets	3,811	—	—	—	—
Interest and other income, net	895	471	240	176	397
Income (loss) before income taxes	(12,722)	1,237	(8,762)	(5,338)	3,802
Income tax (benefit) provision	(351)	443	139	7,089	1,520
Net income (loss)	$(12,371)	$794	$(8,901)	$(12,427)	$2,282
Net income (loss) per share:
Basic	$(1.05)	$0.07	$(0.78)	$(1.15)	$0.22
Diluted	$(1.05)	$0.07	$(0.78)	$(1.15)	$0.21
Weighted average number of common
and common equivalent shares:
Basic	11,814	11,415	11,362	10,761	10,356
Diluted	11,814	11,587	11,362	10,761	10,842

BALANCE SHEET DATA
Current assets	$37,304	$39,574	$21,310	$23,294	$21,192
Current liabilities	9,083	9,228	6,764	11,271	3,620
Total assets	58,100	62,335	48,768	49,835	40,463
Long‑term liabilities	26,418	21,090	15,326	2,878	—
Stockholders' equity	22,599	32,017	26,678	35,686	36,843

(1) Only fiscal years 2007, 2006 and 2005 statement of operation data includes results of our German subsidiary acquired on March 31, 2004.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the audited consolidated financial statements and related notes included elsewhere in this Form 10-K Report for the year ended March 31, 2007.

Forward-Looking Statements. For a discussion of the risk factors related to our business operations, please refer to the “Forward-Looking Statements” section starting at page 4 of this report and the section entitled “Risk Factors” starting at page 16 of this report.

CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. Note 2 of the notes to the consolidated financial statements describe the significant accounting policies and methods used in the preparation of the consolidated financial statements. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we evaluate our estimates, including those related to our revenues, inventories, stock-based compensation, warranties, and income taxes. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

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

Revenue Recognition. Product sales primarily consist of optical cards, optical card drives and specialty cards and card printers. We recognize revenue from product sales when the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the fee is fixed or determinable; and (4) collectibility is reasonably assured. We recognize revenue on product sales at the time of shipment when shipping terms are F.O.B. shipping point, orders are placed pursuant to a pre-existing sales arrangement and there are no post-shipment obligations other than warehousing under a U.S. government subcontract or customer acceptance criteria. Where appropriate, provision is made at the time of shipment for estimated warranty costs and estimated returns.

Orders for Permanent Resident and Border Crossing Cards for the U.S. government require delivery into a secure Company-controlled vault. Shipments are made from the vault to a U.S. government site. The bill and hold procedure also provides that at the end of any one-year contract term when a renewal option is not exercised, the U.S. government is to take final delivery of any and all of its remaining inventory within six months. At the time the cards are delivered into the vault, title to the cards is transferred to the U.S. government and all risks of ownership are transferred as well. The prime contractor is invoiced, with payment due within thirty days and the purchase orders do not contain any return (other than for warranty) or cancellation provisions. Pursuant to the provisions of SEC Staff Accounting Bulletin No. 104 ― “Revenue Recognition” (“SAB 104”), revenue is recognized on delivery into the vault as we have fulfilled our contractual obligations and the earnings process is complete.

We apply the provisions of Emerging Issues Task Force No. 00-21, "Revenue Arrangements with Multiple Deliverables," (EITF 00-21) to revenue arrangements with multiple deliverables. EITF 00-21 provides criteria governing how to identify whether goods or services that are to be delivered separately in a bundled sales arrangement should be accounted for separately. Deliverables are accounted for separately if they meet all of the following criteria: a) the delivered items have stand-alone value to the customer; b) the fair value of any undelivered items can be reliably determined; and c) if the arrangement includes a general right of return, delivery of the undelivered items is probable and substantially controlled by the seller. In situations where the deliverables fall within higher-level literature as defined by EITF 00-21, we apply the guidance in that higher-level literature. Deliverables that do not meet these criteria are combined with one or more other deliverables.

We apply the provisions of Statement of Position (“SOP”) No. 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts" (SOP No. 81-1) in applicable contracts. Revenues on time and materials contracts are recognized as services are rendered at contract labor rates plus material and other direct costs incurred. Revenues on fixed price contracts are recognized on the percentage of completion method based on the ratio of total costs incurred to date compared to estimated total costs to complete the contract. Estimates of costs to complete include material, direct labor, overhead and allowable general and administrative expenses. In circumstances where estimates of costs to complete a project cannot be reasonably estimated, but it is assured that a loss will not be incurred, the percentage-of-completion method based on a zero profit margin, rather than the completed-contract method, is used until more precise estimates can be made. The full amount of an estimated loss is charged to operations in the period it is determined that a loss will be realized from the performance of a contract. For the fiscal years ended March 31, 2007, 2006, and 2005, we recognized approximately $12,000, $77,000, and $127,000, respectively, of revenues based on a zero profit margin related to a long-term contract.

In the fourth quarter of fiscal year 2006, we entered into a subcontract with a prime contractor for a Middle Eastern country to provide them with card personalization workstation integration for use in that country’s personalized national ID program which includes optical memory cards, hardware, and software. The contract covering an anticipated $11 million worth of products and services calls for multiple deliverables, installation, and certain client acceptance criteria, as defined in the agreement. In applying the guidance within EITF 00-21, we determined the deliverables are not to be accounted for as separate units, but rather as a bundled arrangement as the fair value of the undelivered items cannot be readily determined. Therefore, revenue recognition on this new contract and the associated contract costs were deferred until the predominant undelivered element, the card personalization, is delivered and accepted, commencing with the installation and acceptance of the card personalization system. We determined that once the card personalization system is accepted, contract revenue would be recognized ratably based on actual cards personalized and accepted. We began recognizing revenue under this contract during the quarter ended March 31, 2007 as the card personalization system was accepted during that period. We recognized revenue totaling $4 million in fiscal year 2007 based upon the total number of cards accepted through March 31, 2007. As of March 31, 2007 there remained $1 million of deferred revenue and $0.9 million of deferred contract costs relating to this contract.

License revenue, which may consist of up-front license fees and royalty payments, is recognized as revenue when earned. There were no costs or license revenue recorded in fiscal years 2007, 2006, and 2005.

We entered into license and optical memory card equipment purchase and support agreements, effective April 3, 2004, with Global Investments Group (GIG), based in Auckland, New Zealand, for optical memory card manufacturing in Slovenia.  GIG transferred the license and other agreements, with our approval, to Prevent Global of Slovenia (Prevent) in March 2007. The agreements provide for payments to us of about $25.6 million which were fully paid as of March 31, 2007, for a 20-year license, the required manufacturing equipment for a targeted initial manufacturing capacity of 10 million optical cards annually and installation support, and a four-year training and support package. For the $25.6 million we received, $23.6 million was recorded as advance payments from customer and $2 million for the licensing fee was recorded as deferred revenue. Both were classified as long term liabilities in the consolidated balance sheets. As of March 31, 2007, we had $6.3 million of acquired equipment, plus direct and incremental expenses, classified as equipment held for resale on our consolidated balance sheets. Beginning in the fifth year of the contract, Prevent is to pay $3 million for a three-year support package, then has the option for thirteen additional years of support for payments of $1 million annually.  In addition to the $41.6 million discussed above, Prevent is to pay us royalties of $0.60 per card for each card produced under the license.  The territories covered by the license include most of the European Union and eastern European regions.  Prevent has exclusive marketing rights in certain territories, with performance goals to maintain these rights. We retain rights to utilize up to 20% of the new facility capacity as backup and a capacity buffer to augment our own card manufacturing facilities in Mountain View, California and possibly at our German subsidiary. The granting of this license to Prevent establishes a potential second source supplier of optical memory cards for existing and prospective customers who may request multiple sources for cards.  The agreement contains various elements including a card manufacturing license, sale and installation of equipment, training, and ongoing support, and contingent payments for support, materials, and royalty payments for cards manufactured. In accordance with EITF 00-21 “Revenue Arrangements with Multiple Deliverables,” the card manufacturing license, sale and installation of equipment, training, and support package, have been accounted for as one unit of accounting, since we were unable to determine evidence of the fair value for the undelivered items other than ongoing support. We are able to determine evidence of fair value for the predominant undelivered item, which is the ongoing annual support of the manufacturing equipment. Accordingly, revenues for the arrangement have been deferred and will be recognized when the equipment is installed and accepted, with the exception of the value of the ongoing annual support of the manufacturing equipment which will be recognized quarterly as earned, beginning when the equipment is accepted and training has been completed, which date is dependent on Prevent establishing a suitable facility in Slovenia. Pursuant to FTB 90-1, “Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts” the support revenue will be recognized ratably over the remaining term of the agreement.

We apply the provisions of Statement of Position No. 97-2, “Software Revenue Recognition,” as amended by Statement of Position 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions” to all transactions involving the sale of software products. Revenue from the license of our software products is recognized when persuasive evidence of an arrangement exists, the software product has been delivered, the fee is fixed or determinable, and collectibility is probable, and, if applicable, upon acceptance when acceptance criteria are specified or upon expiration of the acceptance period. Software revenue was immaterial for fiscal years ended March 2007, 2006, and 2005, respectively.

Product Warranty. Where appropriate, provision is made at the time of shipment for estimated warranty costs and estimated returns. We provide a limited warranty for the replacement of defective products. Our limited warranty requires us to repair or replace defective products at no cost to the customer within a specified time period after sale. We estimate the costs that may be incurred under our limited warranty and records a liability in the amount of such costs at the time product revenue is recognized. Factors that affect our estimate of warranty liability include the number of units sold, and historical and anticipated rates of warranty claims. We assess the adequacy of our recorded warranty liability and adjusts the amount as necessary. We utilize historical trends and information received from our customers to assist in determining the appropriate estimated warranty accrual levels. The following table shows our warranty liability as of March 31 (in thousands):

	2007	2006	2005
Beginning balance	$648	$132	$46
Accruals for products sold	164	568	207
Costs incurred/Adjustments	(69)	(52)	(121)
Ending balance	$743	$648	$132

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

Accounting for Income Taxes. The deferred income tax liability of $388,000 at March 31, 2007 and $568,000 at March 31, 2006 is a result of the operations of our German subsidiary. As part of the process of preparing our consolidated financial statements, we are required to estimate income taxes in each of the jurisdictions in which we operate. This process involves estimating the actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and accounting purposes. These differences result in deferred income tax assets and liabilities, which are included within the consolidated balance sheets. We must then assess the likelihood that the deferred income tax assets will be recovered from future taxable income and to the extent that management believes recovery is not likely, we must establish a valuation allowance.

In fiscal year 2007 the valuation allowance decreased by $3.1 million. This decrease included a $6.3 million decrease related to U.S. income tax benefits of stock option deductions, the benefit of which will be credited to additional paid-in capital, when and if realized, that were derecognized as a result of the adoption of FAS 123(R). The remaining change in valuation allowance relates to other increases in our gross deferred income tax assets.

Our federal net operating loss carryforwards (“NOLs”) as of March 31, 2007 of $23.1 million will expire at various dates from 2008 through 2027, if not utilized. Of this amount, $19.2 million represent NOL’s relating to windfall stock option deductions, the benefit of which will be credited to stockholders’ equity when realized. Federal tax credits in the amount of $540,000 for alternative minimum taxes have no expiration. Federal tax credits in the amount of $284,000 will expire on various dates from 2013 through 2026, if not utilized. California tax credits in the amount of $129,000 have no expiration date.

Our methodology for determining the realizability of our deferred income tax assets involves estimates of future taxable income based upon booked orders; the estimated impact of future stock option deductions; and the expiration dates and amounts of net operating loss carryforwards. We have had difficulty in the past, and expect to have continued difficulty in the future, in reliably forecasting our foreign business and the revenue to be received from it. This resulted in our basing our estimates of future income for these purposes on booked orders only. As circumstances change, we may in the future be able to estimate future revenue based upon our forecast revenues rather than only using booked orders, although we cannot say when or if this will occur.

In concluding that a full valuation allowance was required at the end of fiscal year 2005 and 2006 and continues to be required at the end of fiscal year 2007, we considered both the positive and negative evidence regarding our ability to generate sufficient future taxable income to realize our deferred income tax assets. Positive evidence included (1) the level of sales and business experienced under the contracts for the U.S. Department of Homeland Security’s Permanent Resident card and Border Crossing card programs and for the Canadian government’s Permanent Resident Card program; (2) prospects in Italy and a Middle Eastern country for national identification card programs; and (3) expected future orders. Negative evidence included (1) our reliance on a limited number of customers for a substantial portion of our business; (2) the uncertainty in timing of anticipated orders from our customers; (3) the impact of future stock option deductions on taxable income; (4) our experience of net operating loss carryforwards expiring unused through fiscal year 2004; (5) the recent financial statement losses; and (6) the prior three years’ cumulative tax net operating losses exclusive of payments derived from the Prevent contract. In weighing the positive and negative evidence, we considered the “more likely than not” criteria pursuant to SFAS No. 109 as well as the following risks related to our business: “dependence on VARs and on a limited number of customers,” “lengthy sales cycles,” “technological change,” and “competition”. As described, we concluded that the negative evidence outweighed the positive evidence and as a result we recorded a valuation allowance equal to the full amount of the deferred income tax asset as of March 31, 2005 and again at March 31, 2006 and at March 31, 2007.

In the event that actual results differ from these estimates or that these estimates are adjusted in future periods, we may need to adjust the amount of the valuation allowance based on future determinations of whether it is more likely than not that some or all of our deferred income tax assets will be realized. A decrease in the valuation allowance would be recorded as an income tax benefit or a reduction of income tax expense. The net operating losses available to reduce future taxable income expire on various dates from fiscal year 2008 through fiscal year 2027. To the extent that we generate taxable income in jurisdictions where the deferred income tax asset relates to net operating losses that have been offset by a full valuation allowance, the utilization of these net operating losses would result in the reversal of the related valuation allowance.

Inventories. We value our inventory at the lower of the actual cost to purchase and/or manufacture the inventory or market value with market value based on replacement cost or estimated realizable value less cost to sell. We regularly review inventory quantities on hand and records a provision for excess and obsolete inventory based primarily on forecasts of product demand. Demand for optical card drives can fluctuate significantly. In order to obtain favorable pricing, purchases of certain read/write drive parts are made in quantities that exceed the booked orders. We purchase drive parts for our anticipated demand and takes into consideration the order-to-delivery lead times of vendors and the economic purchase order quantity for such parts. In addition, we keep a supply of card raw materials that we deem necessary for anticipated demand.

We perform an analysis of the carrying value of card and read/write drive inventory on a quarterly basis. With respect to inventory carrying values, we follow the principles articulated in SFAS No. 151, “Inventory Costs — an Amendment of ARB No. 43, Chapter 4,” (“SFAS No. 151”), ARB No. 43, Chapter 4 “Inventory Pricing,” paragraphs 5 through 7 and 10 and other authoritative guidance (e.g. SAB 100) as it relates to determining the appropriate cost basis of inventory and determining whether firm, noncancelable purchase commitments should be accrued as a loss if forecasted demand is not sufficient to utilize all such committed inventory purchases and the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). Following SFAS No. 151, we allocate fixed production overheads to the costs of conversion based on the normal capacity of the production facilities. We applied SFAS No. 151 to inventory costs incurred effective April 1, 2006. The provisions of this statement were applied prospectively.

Prior to the adoption of SFAS No. 151, full overhead absorption would only occur if we produced at full capacity at each operation. This resulted in the recording of the idle capacity, the difference between actual production and full capacity, as a period cost on the income statement for the period in which it arose. In applying SFAS No. 151, our analysis has shown that normal capacity is greater than actual production. Therefore, the amount of period cost for excess capacity is reduced, and the per-unit amount of overhead applied to production and inventory has increased. The SFAS No. 151 valuation applied on a FIFO basis resulted in an increase to the inventory value totaling $219,000 at the period of adoption in the first quarter of fiscal year 2007.

We establish lower of cost or market reserves and inventory excess and obsolescence reserves. Inventory reserves are generally recorded when management determines that an item is not readily saleable. Inventory reserves are not relieved until the related inventory has been sold or scrapped. The excess and obsolete inventory reserves net change was a net increase of $334,000, a net relief of $145,000, and a net relief of $335,000 for the fiscal years ended March 31, 2007, 2006, and 2005, respectively. The net change for fiscal year 2007 was due largely to work-in-process inventory of optical memory cards based on an old design. In those instances where we have recorded charges for excess and obsolete inventory, we ensure that such new cost basis is reflected in the statement of operations if that inventory is subsequently sold. The net relief for fiscal years 2006 and 2005 was due to disposition of reserved inventory of the optical memory cards and read/write drives. As part of our quarterly excess/obsolete inventory analysis, we also determine whether lower of cost or market adjustments (i.e., where selling prices less certain costs are not sufficient to recover inventory carrying values) are warranted. We did not record any lower of cost or market adjustments in our consolidated statements of operations for fiscal years ended March 31, 2007 and 2006. During fiscal year 2005, we recorded a lower of cost or market adjustment for read/write drives in the amount of $205,000. Our inventory reserves are based upon the lower of cost or market for slow moving or obsolete items. As a result, we believe a 10% increase or decrease of sales would not have a material impact on such reserves.

Impairment of Goodwill and Intangible Assets.  We perform an annual impairment testing of goodwill and other intangible assets to comply with SFAS No. 142. At March 31, 2007, we determined that estimated future cash flows were insufficient to justify the carrying value of these goodwill and intangible assets based on management’s decision to suspend optical memory card production in Germany.  As such in the fourth quarter of fiscal year 2007, we recorded a non-cash pre-tax impairment charge of approximately $3.8 million to write-off goodwill and other intangible assets acquired upon the purchase of Challenge Card Design Plastikkarten GmbH of Rastede, Germany, and Cards & More GmbH of Ratingen, Germany on March 31, 2004.   During fiscal years 2006 and 2005, the future cash flows had been determined to be sufficient based in part on planned production of a portion of our optical memory cards in our facility in Germany.

We intend to continue to use the facility and equipment to produce specialty cards although plans to use the facility to produce LaserCard® optical memory cards in Germany have been suspended.

Share-Based Compensation. As described in detail in Note 2, Share-Based Compensation, of the accompanying notes to the consolidated financial statements, effective April 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123(R), using the modified-prospective transition method. Under the fair value recognition provisions of SFAS No. 123(R), share-based compensation cost is estimated at the grant date based on the fair value of the award and is recognized as expense, net of estimated forfeitures, ratably over the vesting period of the award. Calculating share-based compensation expense requires the input of highly subjective assumptions, including the expected term of the share-based awards, stock price volatility, and pre-vesting stock option forfeitures. We estimated the expected life of stock options granted during fiscal year ended March 31, 2007 based upon vesting provision and historical exercise, cancellation, and expiration patterns. We estimate the volatility of our common stock at the date of grant based on the historical volatility of our common stock. The assumptions used in calculating the fair value of stock-based awards represent our best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our share-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. We estimate the forfeiture rate based on historical experience. If our actual forfeiture rate is materially different from our estimate, the stock-based compensation expense could be significantly different from what we have recorded in the current period.

As a result of adopting SFAS No. 123(R) using the modified prospective method, our net income applicable to common shareholders for the fiscal year ended March 31, 2007 includes $1.8 million of share based compensation expense including $0.1 million of Employee Stock Purchase Plan expense included in the consolidated statements of operations. As of March 31, 2007, $4 million of total unrecognized compensation cost related to unvested share-based compensation arrangements is expected to be recognized over the remaining vesting period through December 31, 2010. Prior to the adoption of SFAS No. 123(R), we provided pro forma disclosures of net income (loss) as if the fair-value-based method had been applied. Our prior year’s consolidated financial statements have not been restated.

RESULTS OF OPERATIONS

Overview

We are headquartered in Mountain View, California where we manufacture LaserCard® optical memory cards and card related products, including chip-ready Optical/Smart™ cards. In addition, we operate a wholly owned German subsidiary acquired on March 31, 2004, Challenge Card Design Plastikkarten GmbH (“CCD”), with offices in Rastede and Ratingen, Germany, which manufactures advanced-technology cards, can provide manufacturing capacity for certain steps of optical memory card production, and markets cards, system solutions, and thermal card printers. We completed the merger of Cards & More GmbH (also acquired on March 31, 2004) into Challenge Card Design Plastikkarten GmbH in January 2006.

We sell our products and services through partners such as value added resellers (VARs) and card distribution licensees, who generally have knowledge in specific markets, for the development of markets and applications for LaserCard products. We have sales staff located in California, New York, the Washington D.C. area, and Germany, whose principal role is developing and supporting the reseller channel. Revenue consists primarily of optical memory cards, optical card read/write drives including systems and enabling services, specialty cards, and card printers. Our VARs/licensees provide country-specific or market-specific services necessary for contract negotiation and also may add application software, personal computers, and other peripherals, and then resell these products as integrated solutions. We are continuing our efforts to recruit new VARs and eliminate nonproductive VARs.

Major near term growth potential for LaserCard® optical memory cards is in government-sponsored identification programs in several countries. Since governmental card programs typically rely on policy-making, which in turn is subject to technical requirements, budget approvals, and political considerations, there is no assurance that these programs will be implemented as expected or that they will include optical cards. Our objectives for long-term revenue growth include: (1) broadening the Optical Memory (OM) product range to address lower-end applications characterized by higher price sensitivity, (2) diversifying OM products into, and effectively penetrating, industrial and commercial markets, (3) expanding our hardware product offering to address new markets and add value to current offerings, and (4) increasing OM product revenues with customized application software and enabling services.

The table below presents consolidated revenues, excluding inter-company transactions, recorded by our U.S. and German operations for the fiscal years ended March 31, (in thousands):

	2007	2006	2005
U.S. operations	$20,492	$29,419	$18,561
German operations	11,778	10,438	9,983
	$32,270	$39,857	$28,544

Revenues recorded by our U.S. operations are generally derived from a small number of government customers located throughout the world.  Revenues recorded by our German operations are mainly for a relatively large number of commercial customers, including universities in Germany for student identification cards and organizers of sporting events for secure access cards.

Historically, the largest purchaser of LaserCard products has been a U.S. Government contractor, General Dynamics Information Technology (GDIT), previously Anteon International Corporation. GDIT is the government contractor for LaserCard product sales to the U.S. Department of Homeland Security (DHS), U.S. Department of State (DOS), U.S. Department of Defense (DOD), and the government of Canada. Under government contracts with GDIT, the DHS purchases Green Cards and DOS Laser Visa Border Crossing Cards; the DOD purchases Automated Manifest System cards; and the Canadian government purchases Permanent Resident Cards. Encompassing all of these programs, our product sales to GDIT represented 28%, 31% and 31% of the total revenues for fiscal years 2007, 2006 and 2005 respectively. Another unaffiliated company, Laser Memory Card S.p.A., of Italy, accounted for 8%, 31%, and 26% of our total revenues for fiscal years 2007, 2006, and 2005, respectively, mainly for secure government ID card programs in Italy. A third company, Omar K. Alesayi Communications & Space Services Co., Ltd. (ACSS), accounted for 13% of revenue in fiscal 2007 for a national ID card program in the Middle East.

Our major government programs are shown below as a percentage of total revenues for the fiscal years ended March 31, are:

	2007	2006	2005
United States Green Cards and Laser Visa BCCs	23%	24%	21%
Middle East National ID Program	13%	4%	—
Canadian Permanent Resident Cards	4%	5%	6%
Vehicle Registration in India	6%	3%	2%
Italian Carta d’Identità Elettronica (CIE) Cards	1%	18%	26%
Italian Permesso di Soggiorno Elettronico (PSE) Cards
and Carta di Soggiorno Elettronico (CSE) Cards	7%	13%	—

Regarding our Italian programs, the most recent purchase order for CIEs and PSEs was received in August 2005. The CIE program has been largely stalled since January 2006 following a change of government and the instigation of a review designed to reduce cost and improve efficiency of the program. In March 2007, we believe the last major hurdle to the reactivation of the CIE program was removed when a government decree was published establishing the fee each citizen will pay when issued a card. This clears the way to resume CIE issuance from their substantial card inventory and to implement the national ID card issuance infrastructure. If and as this occurs, and the national ID card system functions as designed, CIE and PSE card orders could ramp toward their full implementation level which could potentially result in annual revenues of $40 to $50 million. The issuance system for PSE cards is in place and operating and the government is in possession of a substantial card inventory. There was no backlog for these programs at March 31, 2007. We believe that for fiscal year ending March 31, 2008, follow-on orders for both programs will be received and significant card revenue will be realized although it remains unclear if and when the prime contractor will issue follow-on orders.

U.S. Laser Visa Border Crossing Cards (BCCs) and Green Cards for the U.S. Department of Homeland Security (DHS) are an important part of our revenue base. For these programs, we recorded card revenues of $7.4 million for fiscal year 2007, $9.8 million for fiscal year 2006 and $5.8 million for fiscal year 2005. We received a five-year follow-on U.S. government subcontract in March 2007 with an initial one-year term and four one-year extension options. Backlog at March 31, 2007 for these programs, which is deliverable through September 2007, totaled $4.8 million. We expect to receive follow-on purchase orders throughout the life of the subcontract although no assurance can be given.

Under a subcontract for Canada’s Permanent Resident Cards, we recorded revenue of $1.2 million in fiscal year 2007, $2 million in fiscal year 2006, and $1.8 million in fiscal year 2005. The backlog at March 31, 2007 was $0.7 million and will most likely be delivered in the first-half of fiscal year 2008. The delivery rate is subject to increase or decrease at customer request depending on varying Permanent Resident approval rates.

In January 2006, we entered into a subcontract providing the framework for the supply of secure national ID cards to a Middle Eastern government and the supply, installation and support of associated card personalization equipment, consumables and software. This followed earlier deliveries of cards and card encoders under previous contracts and purchase orders.  The cards are being issued to adult citizens for national identity purposes and feature the latest advancements in identity fraud protection provided by Optical IDLock™, a combination of the highly-secure LaserCard® optical memory technology and Embedded HologramHD™, the new high-definition “photographic quality” etched image security feature.  The subcontract covered an anticipated $11 million worth of product and services and was the first time that we provided enabling services by assuming responsibility for both supplying and installing personalization hardware, the oversight of the card personalization process, and the quality of the fully personalized cards, including the printing of cardholder information and encoding of data and the Embedded HologramHD.  In accordance with EITF 00-21, revenue on the contract and associated costs were deferred until the card system was installed and accepted.  This was completed in the quarter ended March 31, 2007.  Accordingly, we commenced recognizing the contract revenue on a pro-rated basis for the cards that were accepted, and such revenue totaling $4 million was recorded in fiscal year 2007. Although orders have been slower than originally expected under the subcontract, we now anticipate additional orders for delivery in our fiscal year ending March 31, 2008 beginning in the June quarter.

Effective April 3, 2004, we sold a second-source card-manufacturing license, including equipment, training, and support, to Global Investments Group (GIG), based in Auckland, New Zealand, for card manufacturing in Slovenia and began receiving associated cash payments. Recently, and with our approval, GIG transferred the license to Prevent Global of Slovenia. We will begin to recognize revenue on this arrangement over the remaining term of the agreement starting when the equipment has been accepted and the training has been completed, which date is in turn dependent on Prevent establishing a suitable facility in Slovenia as discussed below under “License Fees and Other Revenues.”

During the third quarter of fiscal year 2007, we implemented and activated a new ERP system designed to provide additional operational and financial reporting functionality in the US operations.  Thorough selection, planning, testing, and implementation processes were instituted to ensure that internal controls over financial reporting was in place. We followed Statement of Position (SOP) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” , and EITF Issue No. 97-13, "Accounting for Costs Incurred in Connection with a Consulting Contract or an Internal Project That Combines Business Process Reengineering and Information Technology Transformation ," to address the accounting for this internal-use computer software. These pronouncements provide guidance for determining which costs should be accounted for as internal-use software and require that certain costs incurred during design and installation of internal-use software be capitalized, costs incurred in the preliminary project stage and system maintenance costs be expensed as incurred, and costs incurred in conjunction with business process reengineering activities (which are distinguished from software development costs) be expensed as incurred. We capitalized about $474,000 of software costs as of March 31, 2007 related to the ERP initiative and charged approximately $211,000 inclusive of labor in selling, general and administrative expenses during fiscal year 2007.

Lastly, we plan to invest up to $8 million in additional capital equipment and leasehold improvement expenditures at our facilities when orders and forecasts justify the investment. These expenditures could occur throughout the next twelve to eighteen months, as more fully discussed under “Liquidity and Capital Resources.”

Revenues

Product Revenues. Our total revenues consisted of sales in our three segments of (1) optical memory cards, (2) optical card drives, drive accessories, maintenance, systems and enabling services, and (3) specialty cards and card printers, as well as in other miscellaneous items. Product revenues were $32.3 million for fiscal year 2007; $39.9 million for fiscal year 2006; and $28.5 million for fiscal year 2005. There were no license revenues earned in fiscal years 2006, 2005, and 2004.

The following table presents our product revenue by segment for the fiscal years ended March 31, (in thousands, except for percentages):

				Change	Change
	2007	2006	2005	2007 vs 2006	2006 vs 2005
Optical memory cards	$18,985	$28,200	$17,364	$(9,215)	$10,836
% of total revenues	59%	71%	61%

Optical card drives	1,478	985	933	493	52
% of total revenues	4%	2%	3%

Specialty cards and card printers	11,807	10,672	10,235	1,135	437
% of total revenues	37%	27%	36%

Other	—	—	12	—	(12)
% of total revenues	—	—	—	—
Total revenues	$32,270	$39,857	$28,544	$(7,587)	$11,313

The following table presents our optical memory card revenue by major program for the fiscal years ended March 31, (in thousands):

				Change	Change
	2007	2006	2005	2007 vs 2006	2006 vs 2005
U.S. Green Cards & Laser Visas	$7,409	$9,752	$5,763	$(2,343)	$3,989
Italian National ID Card Programs	2,408	12,191	7,227	(9,783)	4,964
Canadian Permanent Resident Cards	1,226	1,964	1,807	(738)	157
National ID Cards in a Middle Eastern country	3,512	1,477	621	2,035	856
Vehicle Registration in India	1,785	1,272	458	513	814
All other programs	2,645	1,544	1,488	1,101	56
Total optical memory card revenues	$18,985	$28,200	$17,364	$(9,215)	$10,836

Optical memory card revenue decreased for fiscal year 2007 as compared with fiscal year 2006 due mainly to the decrease in card unit volume for the Italian CIE program and increased for fiscal year 2006 as compared with fiscal year 2005 due mainly to an increase in card unit volume in the Italian program as well as increases in other programs.

Revenue in the optical card drive segment, including systems and enabling services, grew about $0.5 million in fiscal year 2007 as compared with fiscal year 2006 due mainly to activity in the national ID card program for a Middle Eastern government. There was no significant change in optical card drive revenue for fiscal year 2006 as compared with fiscal year 2005. We do not anticipate that we will derive significant profits on future drive sales as prices are set near the manufacturing cost in order to promote optical memory card sales.

Specialty cards and printers revenue was $11.8 million in fiscal year 2007, $10.7 million in fiscal year 2006, and $10.2 million in fiscal year 2005. We anticipate growth of less than 10% in this segment in fiscal year 2008.

License Fees and Other Revenues.  There were no license revenues during fiscal year 2007, 2006 or 2005. We entered into license and optical memory card equipment purchase and support agreements, effective April 3, 2004, with Global Investments Group (GIG), based in Auckland, New Zealand, for optical memory card manufacturing in Slovenia.  GIG transferred the license and other agreements, with our approval, to Prevent Global of Slovenia (Prevent) in March 2007. The agreements provide for payments to us of about $25.6 million which were fully paid as of March 31, 2007, for a 20-year license, the required manufacturing equipment for a targeted initial manufacturing capacity of 10 million optical cards annually and installation support, and a four-year training and support package. For the $25.6 million we received, $23.6 million was recorded as advance payments from customer and $2 million for the licensing fee was recorded as deferred revenue. Both were classified as long term liabilities in the consolidated balance sheets. As of March 31, 2007, we had $6.3 million of acquired equipment, plus direct and incremental expenses, classified as equipment held for resale on our consolidated balance sheets. Beginning in the fifth year of the contract, Prevent is to pay $3 million for a three-year support package, and has options for thirteen additional years of support for payments of $1 million annually.  In addition to the $41.6 million discussed above, Prevent is to pay us royalties of $0.60 per card for each card produced under the license.  The territories covered by the license include most of the European Union and eastern European regions.  Prevent has exclusive marketing rights in certain territories, with performance goals to maintain these rights. We retain rights to utilize up to 20% of the new facility capacity as backup and a capacity buffer to augment our own card manufacturing facilities in Mountain View, California and possibly at our German subsidiary. The granting of this license to Prevent establishes a potential second source supplier of optical memory cards for existing and prospective customers who may request multiple sources for cards.  The agreement contains various elements including a card manufacturing license, sale and installation of equipment, training, and ongoing support, and contingent payments for support, materials, and royalty payments for cards manufactured. In accordance with EITF 00-21 “Revenue Arrangements with Multiple Deliverables,” the card manufacturing license, sale and installation of equipment, training and support package, have been accounted for as one unit of accounting, since we were unable to determine evidence of the fair value for the undelivered items other than ongoing support. We are able to determine evidence of fair value for the predominant undelivered item, which is the ongoing annual support of the manufacturing equipment. Accordingly, revenues for the arrangement have been deferred and will be recognized when the equipment is installed and accepted, with the exception of the value of the ongoing annual support of the manufacturing equipment which will be recognized quarterly as earned, beginning when the equipment is accepted and training has been completed, which date is dependent on Prevent establishing a suitable facility in Slovenia. Pursuant to FTB 90-1, “Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts” the support revenue will be recognized ratably over the remaining term of the agreement.

Backlog

As of March 31, 2007, the backlog for LaserCard® optical memory cards totaled $5.7 million scheduled for delivery in fiscal year 2008, compared with $8.3 million at March 31, 2006, and $0.9 million at March 31, 2005. We have only a few customers who generally place orders for a several-month period so that variations in order placement from a single customer can materially affect backlog. As a result, the relative size of our backlog has not been a reliable indicator of future sales revenue trends.

In addition, the backlog for specialty cards and printers totaled 0.6 million euros (approximately $0.8 million) compared with 0.8 million euros (approximately $1 million) at March 31, 2006 and 1.2 million euros (approximately $1.6 million) at March 31, 2005, and for a contract to develop a conventional non-optical card production facility totaled 0.7 million euros (approximately $0.9 million) at March 31, 2007 compared with 0.7 million euros (approximately $0.8 million) at March 31, 2006 and 0.8 million euros (approximately $1 million) at March 31, 2005. Revenue on the contract for a conventional non-optical card production facility contract is being booked on a zero profit margin basis. Therefore, the total profit under this contract will be booked at completion probably during fiscal year 2008.

We have no significant backlog for read/write drives.

Gross Margin

The following table represents our gross margin in absolute amount and as a percentage of revenue by segment for the fiscal years ended March 31, (in thousands, except for percentages):

				Change	Change
	2007	2006	2005	2007 vs 2006	2006 vs 2005
Optical memory cards	$4,795	$13,107	$4,561	$(8,312)	$8,546
% of optical memory card revenues	25%	46%	26%

Optical card drives	(463)	(754)	(1,154)	291	400
% of optical card drive revenues	NM	NM	NM

Specialty cards and card printers	2,532	2,700	2,512	(168)	188
% of specialty cards and card printers revenues	21%	25%	25%

Other	—	—	(12)	—	12
% of other revenues	NM	NM	NM
Total gross margin	$6,864	$15,053	$5,907	$(8,189)	$9,146
% of product revenue	21%	38%	21%

Optical Memory Cards. Optical memory card gross margin can vary significantly based upon changes in average selling price, production and sales volumes, mix of card types, production efficiency and yields, and changes in fixed costs. Unit volume greatly affects gross margin due to the absorption of fixed manufacturing costs. The decrease in optical memory card gross margin to 25% of revenue for fiscal year 2007 as compared with 46% of revenue for fiscal year 2006 is mainly due to the 34% decrease in production and sales unit volume and the resultant loss of efficiencies and economies of scale. The increase in optical memory card gross margin to 46% of revenue for fiscal year 2006 as compared with 26% of revenue for fiscal year 2005 is mainly due to the 49% increase in production unit volume and 64% increase in sales unit volume with minimal increase in fixed costs augmented by increases in production efficiency and yields.

Optical Card Drives. Read/write drive gross profits have been negative over the past three years, inclusive of fixed overhead costs, due to low sales volume and our policy to price drives close to manufacturing cost to promote card sales. This segment also includes enabling services, also with lower margins than optical memory cards. We anticipate that read/write drive negative gross margins will continue in the future unless sales volume is sufficient to cover fixed costs. During fiscal year 2005, we incurred approximately $0.3 million in costs to convert model 780 to model Q-600 drives. The negative gross profit decreased from year to year because there was no similar cost in fiscal year 2006.

Specialty Cards and Card Printers. The gross margin on specialty cards and card printers was 21% in fiscal year 2007 and 25% in both fiscal years 2006 and 2005. Over the past three years, the quarterly gross margins have generally been in the low to mid 20% range.

Operating expenses

The following table presents operating expenses for the fiscal years ended March 31 are (in thousands, except for percentage):

	2007	2006	2005
Selling, general and administrative expenses	$13,575	$11,949	$11,891
Percent of change from prior year	14%	0.5%

Research and development expenses	$3,095	$2,338	$3,018
Percent of change from prior year	32%	(23%)

Impairment of goodwill and intangible assets	$3,811	$—	$—

Selling, General, and Administrative Expenses (SG&A). SG&A expenses were up $1.6 million during fiscal year 2007 as compared with fiscal year 2006. About $1 million of the increase was the result of the adoption of SFAS No. 123(R) stock option expensing. The remaining increase was due to $0.4 million of consulting services for planning, and an increase in salaries related to additional personnel which was offset mainly by the decrease in management bonus of $0.7 million. Fiscal year 2006 SG&A expenses increased due to $0.7 million for management bonus, and decreased in almost every other spending category. In addition, the $0.2 million loss on exchange rate fluctuations on debt incurred in fiscal year 2005 was not repeated in fiscal year 2006 or 2007. We believe that SG&A expenses for fiscal year 2008 will be higher than fiscal year 2007 levels, mainly due to expected increases in marketing and selling expenses as well as due to a budgeted bonus in fiscal 2008 to executives and employees versus none to executives in fiscal 2007.

Research and Development Expenses (R&D). R&D expenses increased $0.8 million during fiscal year 2007 as compared with fiscal year 2006. We are continuing our efforts to develop new optical memory card features and structures, including various composite card structures to allow the insertion of contactless chips with radio frequency (RF) capability, Dual-interface (contact-contactless) with optical memory, OVD (optically variable device) products, and other market-driven requirements. We are also performing optical media development to allow new form factors for more flexibility in card layouts and integrated security features; enhanced optical memory card read/write drives for both increased reliability and ease of use and integration, and new versions of read-only drives (readers) to meet various operational requirements such as office desktop units or handheld field units with integrated displays, biometrics, and RFID capability; along with new software products in an effort to provide new products that can stimulate optical memory card sales growth. For example, we recently have developed a new Green Card Authenticator application based on the LaserCard® reader that is currently being evaluated in the market, which allows employers to immediate validate potential employees’ Green Cards during the hiring process. Additionally, after a year of in-house evaluation of our OpticalProximity system for building access control, we have starting installation at our first customer location, as a test and evaluation site. In our German subsidiary, we recently completed the development of a new integrated card personalization system and have shipped several systems to customers in the past year. We anticipate that these ongoing research and development efforts should result in enhanced card features and capabilities, new versions of read-only drives, and drives with advanced security features and/or lower manufacturing costs; however, there is no assurance that such product development efforts will be successful. These features are important for our existing and future optical memory card markets. The decrease in R&D spending for fiscal year 2006 as compared with fiscal year 2005 was primarily due to the completion of major spending for the first prototype LaserCard® portable reader, coupled with being between phases of the new card media development project and the completion of card material and other projects. Increases in R&D expenses were anticipated for fiscal year 2007 for development of production-model read-only drives, optical memory card media development, and other card and hardware related programs and systems.

Impairment of Goodwill and Intangible Assets. We perform an annual impairment testing of goodwill and other intangible assets to comply with SFAS No. 142, “Goodwill and Other Intangible Assets.” At March 31, 2007, we determined that estimated future cash flows were insufficient to justify the carrying value of goodwill and other intangible assets based on management’s decision to suspend optical memory card production in Germany. As such, in the fourth quarter of fiscal year 2007, we recorded a non-cash pre-tax impairment charge of approximately $3.8 million to write-off goodwill and other intangible assets acquired upon the purchase of Challenge Card Design Plastikkarten GmbH of Rastede, Germany, and Cards & More GmbH of Ratingen, Germany on March 31, 2004.  During fiscal years 2006 and 2005, the future cash flows had been determined to be sufficient based in part on planned production of a portion of our optical memory cards in our facility in Germany.

Other Income, Net. Total net other income for fiscal year 2007 was $895,000, consisting of $980,000 of interest income, $45,000 of miscellaneous other income, partially offset by interest expense of $107,000 and $23,000 for other miscellaneous expenses. Total net other income for fiscal year 2006 was $471,000 including $583,000 of interest income, partially offset by interest expense of $80,000 and $32,000 for other miscellaneous expenses net of other miscellaneous income. Total net other income for fiscal year 2005 was $240,000 of interest income. The increase in interest income for fiscal year 2006 compared with fiscal year 2005 was primarily due to an increase on investment rates on invested funds. The increase in interest income for fiscal year 2006 compared with fiscal year 2005 was primarily due to higher income from invested funds.

Income Taxes. We recorded an income tax benefit of $351,000 for fiscal year 2007, and an income tax expense of $443,000 for fiscal year 2006 and $139,000 for fiscal year 2005. The tax benefit for fiscal year 2007 was due mainly to the reduction of deferred income tax liabilities in Germany and a true up of the difference in the fiscal year 2006 current provision and that which resulted on the tax return for California taxes. The income tax expense for fiscal year 2006 was primarily due to federal and state alternative minimum taxes.  The income tax expense for fiscal year 2005 was mainly due to federal alternative minimum tax. The payments from GIG/Prevent received during fiscal years 2007, 2006 and 2005 are recorded as income on the federal tax return even though they are not recorded as income under U.S. generally accepted accounting principles. This income has been offset by net operating loss carryforwards generated in previous years. However, alternative minimum taxes are due when tax return income is offset by net operating loss carryforwards generated in previous years.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes cash, cash equivalents and investments as of March 31, (in thousands):

	2007	2006
Cash and cash equivalents	$3,026	$2,121
Cash, cash equivalents and short-term investments	$20,526	$23,471

Cash, cash equivalents, and investments decreased during fiscal year 2007 primarily due to $3.1 million in purchases of property and equipment partially offset by $1 million in proceeds from the exercise of employee stock options. Cash, cash equivalents, and investments increased during fiscal year 2006 primarily due to the $5 million generated by operating activities and the proceeds from the exercise of employee stock options in the amount of $4.3 million, partially offset by the purchase of property and equipment of $2.3 million.

The following table displays the sources and uses of cash by activity for the fiscal years ended March 31, (in thousands):

	2007	2006	2005
Net cash provided by (used in) operating activities	$(471)	$5,048	$2,955
Net cash provided by (used in) investing activities	$553	$(11,318)	$2,523
Net cash provided by (used in) financing activities	$1,020	$4,432	$(3,896)

Cash used in operations of $0.5 million in fiscal year 2007 primarily consists of $3.3 million used due to the loss, net of non-cash items; $4.6 million received from Prevent, net of equipment purchased for this contract; and $1.8 million used in changes in other working capital items. Cash provided by operations of $5 million in fiscal year 2006 primarily consists of $3.7 million received from GIG, net of equipment purchased for this contract, plus $4.5 million from net income, plus non-cash items. Additionally, advance payments received from customers totaled $6.1 million, offset by changes in other working capital items of $5.6 million.

Net cash provided by investing activities of $0.6 million during fiscal year 2007 consisted primarily of $3.8 million from net proceeds of maturity of investments, less capital expenditures of approximately $3.1 million. Net cash used in investing activities of $11.3 million during fiscal year 2006 consisted of net purchases of investments of $8.9 million and capital expenditures of approximately $2.3 million.

Net cash provided by financing activities during fiscal year 2007 was $1 million, which consisted of net proceeds from the sale of common stock under the stock plans. Net cash provided by financing activities during fiscal year 2006 was $4.4 million, which consisted of net proceeds from the sale of common stock under the stock plans.

We believe that the estimated level of revenues and customer advance payments over the next twelve months will be sufficient to generate cash from operating activities over the same period. However, quarterly fluctuations are expected. Operating cash flows could be negatively impacted to a significant degree if either of our largest U.S. government programs were to be delayed, reduced, canceled, or not extended; if the Italian CIE card program does not grow as planned internally; and if these programs are not replaced by other card orders or other sources of income, or if increases in product revenues or licenses do not keep pace with increased marketing and R&D and capital expenditures.

We have not established a line of credit. We may negotiate a line of credit, although no assurance can be made that such financing would be available on favorable terms or at all, if needed.

As a result of our net loss recorded for fiscal year 2007, our accumulated deficit increased from $26.4 million to $38.7 million. Stockholders’ equity decreased to $22.6 million from $32.0 million as a result of the net loss partially offset by the issuance of common stock under employee stock plans.

We consider all highly liquid investments, consisting primarily of commercial paper, discount notes, and U.S. government bonds, with original or remaining maturities of three months or less at the date of purchase, to be cash equivalents. All investments with original or remaining maturities of more than three months but not more than one year at the date of purchase are classified as short-term. Investments with original or remaining maturities of more than one year at the date of purchase are classified as long-term. We determine the length of our investments after considering our cash requirements and yields available for the type of investment considered by our Company. We determine the appropriate classification of debt and equity securities at the time of purchase and reevaluate the classification of investments as of each balance sheet date. As of March 31, 2007 we had $17.5 million classified as short-term investments and had no long-term investments, compared with $21.4 million classified as short-term investments at March 31, 2006. All auction rate securities are accounted for as available-for-sale and all other interest-bearing securities are accounted for as held-to-maturity.

We made capital equipment and leasehold improvement purchases of approximately $3.1 million during fiscal year 2007 compared with approximately $2.3 million during fiscal year 2006 and $3.3 million during fiscal year 2005. We have an annual production capacity of 10 million roll-process cards in conjunction with approximately 9 million sheet-process cards depending upon the optimum mix of features. We plan to purchase additional production equipment in a series of steps when we deem appropriate based in part upon orders and forecasts. We plan to use cash on hand and cash generated from operations to fund capital expenditures of approximately $8 million for equipment and leasehold improvements for card production, read/write drive tooling and assembly, and general support items as customer orders justify the investment. These expenditures could occur throughout the next twelve to eighteen months.

On March 31, 2004, we completed our acquisition of two related German card companies, Challenge Card Design Plastikkarten GmbH of Rastede, Germany, and Cards & More GmbH of Ratingen, Germany, that were later merged, (collectively, the Acquired German Entity), including their sales operations in the United States and Korea. The Acquired German Entity owns a plant in Rastede, Germany together with associated equipment that manufactures plastic cards featuring contactless IC chip technology and high resolution printing. We intend to continue to use the facility and equipment to produce such cards although plans to use the facility to produce LaserCard® optical memory cards in Germany have been suspended.

During fiscal year 2005, we commenced a share repurchase program under which up to 350,000 shares of common stock could be purchased by us from time to time in Nasdaq Global Market transactions in an aggregate amount not exceeding $3 million. During the second quarter of fiscal year 2005, we used cash of $655,000 for this purpose and have since terminated this program without further activity.

There were no debt financing activities for fiscal year 2007 or 2006.

Contractual Obligations. The following table provides a summary of the effect on liquidity and cash flows from our contractual obligations for the following years ended March 31, (in thousands):

						2013
	2008	2009	2010	2011	2012	Thereafter	Total
Contractual obligations:
Non-cancelable operating leases	$1,064	$1,046	$1,599	$1,617	$1,573	$2,746	$9,645
Non-cancelable purchase orders	1,957	—	—	—	—	—	1,957
Total	$3,021	$1,046	$1,599	$1,617	$1,573	$2,746	$11,602

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangement as of March 31, 2007 and 2006 that has or is reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

RECENT ACCOUNTING PRONOUNCEMENTS

Recent accounting pronouncements are disclosed in Note 2 of the notes to consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Interest Rate Risk. We invest our cash, beyond that needed for daily operations, in high quality debt securities. In doing so, we seek primarily to preserve the value and liquidity of our capital and, secondarily, to safely earn income from these investments. To accomplish these goals, we invest only in debt securities issued by (a) the U.S. Treasury and U.S. government agencies, state agencies and corporations and (b) debt instruments that meet the following criteria:

o	Commercial paper rated A1/P1 or debt instruments rated AAA, as rated by the major rating services
o	Can readily be sold for cash

Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted because of a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations because of changes in interest rates or we may suffer losses in principal if forced to sell securities that have seen a decline in market value because of changes in interest rates.

There were no material changes during fiscal year 2007 in our exposure to market risk for changes in interest rates.

The following summarizes short-term investments at fair value, weighted average yields and expected maturity dates for the fiscal years ended March 31, (in thousands):

	2007	2006
Auction rate securities	$17,500	$15,050
Weighted average yield	5.29%	4.74%
U.S. Government and agency obligations	—	6,264
Weighted average yield	—	2.67%
Total investments	$17,500	$21,314

There were no long-term investments as of March 31, 2007 and 2006.

Foreign Currency Exchange Rate Risk.  Our U.S. operations sell products in various international markets.  During fiscal 2007, revenue by our German subsidiary of approximately $11.8 million was denominated in foreign currency.  In addition, some raw material purchases and purchased services are denominated in foreign currency. Cash provided by/used in CCD operating activities has been immaterial.

We use short-term foreign exchange forward contracts to mitigate foreign currency risk associated primarily with inter-company receivables and payables, and loans receivable (denominated in Euros) to our German subsidiary.  Our foreign exchange forward contracts are not designated for accounting purposes as hedging instruments under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended.  Accordingly, any gains or losses resulting from changes in the fair value of the forward contract are reported in other income, net expenses.  The gains and losses on these forward contracts generally offset gains and losses associated with the underlying foreign currency denominated inter-company receivables and payables, and loans receivable.  At March 31, 2007, we had a foreign exchange forward contract with a maturity of less than 30 days to purchase 2.3 million euros. The fair value of the forward contract was not material at March 31, 2007.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
LaserCard Corporation

We have audited management’s assessment, included in the Management Report on Internal Controls Over Financial Reporting included in Item 9A, that LaserCard Corporation and its subsidiaries maintained effective internal control over financial reporting as of March 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that LaserCard Corporation and its subsidiaries maintained effective internal control over financial reporting as of March 31, 2007, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2007, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of LaserCard Corporation and its subsidiaries at March 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended March 31, 2007 and our report dated May 18, 2007, expressed an unqualified opinion thereon.

/s/ Odenberg, Ullakko, Muranishi & Co. LLP
San Francisco, California
May 18, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
LaserCard Corporation

We have audited the accompanying consolidated balance sheets of LaserCard Corporation and its subsidiaries as of March 31, 2007 and 2006, and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss), and cash flows for each of the three years in the period ended March 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements audited by us present fairly, in all material respects, the consolidated financial position of LaserCard Corporation and its subsidiaries at March 31, 2007 and 2006, and the consolidated results of their operations and their cash flows for each of the three years in the period ended March 31, 2007, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standard No. 123(R), “Share-Based Payment” and Statement of Financial Accounting Standard No. 151, “Inventory Costs, an Amendment of ARB No. 43, Chapter 4” as of April 1, 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of LaserCard Corporation and its subsidiaries’ internal control over financial reporting as of March 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated May 18, 2007, expressed an unqualified opinion thereon.

/s/ Odenberg, Ullakko, Muranishi & Co. LLP
San Francisco, California
May 18, 2007

LASERCARD CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
March 31, 2007 and 2006
(In thousands, except share and per share amounts)
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$3,026	$2,121
Short-term investments	17,500	21,350
Accounts receivable, net of allowances of $144 at March 31, 2007
and $142 at March 31, 2006	3,489	4,920
Inventories, net of reserves of $837 at March 31, 2007
and $503 at March 31, 2006	11,462	8,874
Deferred contract costs	233	1,041
Prepaid and other current assets	1,594	1,268
Total current assets	37,304	39,574

Property and equipment, net	12,988	12,306
Deferred long-term contract costs	721	—
Equipment held for resale	6,340	5,877
Patents and other intangibles, net	411	889
Goodwill	—	3,321
Notes receivable	227	205
Other non-current assets	109	163
Total assets	$58,100	$62,335

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,284	$3,311
Accrued liabilities	2,989	3,118
Deferred income tax liabilities	388	568
Advance payments from customers	1,838	1,772
Deferred revenue	1,584	459
Total current liabilities	9,083	9,228

Advance payments from customers	23,554	18,500
Deferred revenue	2,000	2,000
Deferred rent	864	590
Total liabilities	35,501	30,318

Commitments and contingencies (Note 7)

Stockholders' equity:
Preferred stock, $0.01 par value:
Authorized - 2,000,000 shares
Issued - none	—	—
Common stock, $0.01 par value:
Authorized - 30,000,000 shares
Issued and outstanding - 11,857,542 shares at March 31, 2007
and 11,734,255 shares at March 31, 2006	119	117
Additional paid-in capital	61,068	58,255
Accumulated deficit	(38,722)	(26,351)
Accumulated other comprehensive income (loss)	134	(4)
Total stockholders' equity	22,599	32,017

Total liabilities and stockholders' equity	$58,100	$62,335

The accompanying notes are an integral part of these consolidated financial statements.

LASERCARD CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Fiscal Years Ended March 31, 2007, 2006, and 2005
(In thousands, except per share amounts)

	2007	2006	2005

Revenue	$32,270	$39,857	$28,544
Cost of sales (includes $325 stock-based
compensation in the fiscal year ended March 31, 2007)	25,406	24,804	22,637
Gross profit	6,864	15,053	5,907

Operating expenses:
Selling, general, and administrative expenses (includes
$1,116 stock-based compensation in the
fiscal year ended March 31, 2007)	13,575	11,949	11,891
Research and development expenses (includes $354
stock-based compensation in the fiscal year ended
March 31, 2007)	3,095	2,338	3,018
Impairment of goodwill and intangible assets	3,811	—	—
Total operating expenses	20,481	14,287	14,909
Operating income (loss)	(13,617)	766	(9,002)

Other income, net	895	471	240

Income (loss) before income taxes	(12,722)	1,237	(8,762)

Income tax expense (benefit)	(351)	443	139

Net income (loss)	$(12,371)	$794	$(8,901)

Net income (loss) per share:
Basic	$(1.05)	$0.07	$(0.78)
Diluted	$(1.05)	$0.07	$(0.78)

Weighted-average shares of common stock
used in computing net income (loss) per share:
Basic	11,814	11,415	11,362
Diluted	11,814	11,587	11,362

The accompanying notes are an integral part of these consolidated financial statements.

LASERCARD CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)
Fiscal Years Ended March 31, 2005, 2006, and 2007
(In thousands)

					Accumulated
			Additional	Accumulated	Other			Total
	Common Stock		Paid-in	Income	Comprehensive	Treasury Stock		Stockholders'	Comprehensive
	Shares	Amount	Capital	(Deficit)	Income (loss)	Shares	Amount	Equity	Income (loss)

Balance, March 31, 2004	11,400	$114	$53,816	$(18,244)	$—	—	$—	$35,686
Purchase of treasury stock	―	―	―	―	―	(92)	(655)	(655)
Shares issued under stock option and stock purchase plans	37	—	252	—	—	—	—	252
Compensation related to stock plan activity	—	—	87	—	—	—	—	87
Comprehensive loss:
Foreign currency translation adjustments	—	—	—	—	209	—	—	209	$209
Net loss	—	—	—	(8,901)	—	—	—	(8,901)	(8,901)
Total comprehensive loss									$(8,692)
Balance, March 31, 2005	11,437	$114	$54,155	$(27,145)	$209	(92)	$(655)	$26,678
Shares issued under stock option and stock purchase plans and related income tax benefits	297	3	3,977	―	―	92	655	4,635
Compensation related to stock plan activity	―	―	123	―	―	―	―	123
Comprehensive loss:
Foreign currency translation adjustments	—	—	—	—	(213)	—	—	(213)	$(213)
Net income	—	—	—	794	—	—	—	794	794
Total comprehensive income									$581
Balance, March 31, 2006	11,734	$117	$58,255	$(26,351)	$(4)	—	$—	$32,017
Shares issued under stock option and stock purchase plans	124	2	1,018	―	―	―	―	1,020
Compensation related to stock plan activity	―	―	1,795	―	―	―	―	1,795
Comprehensive loss:
Foreign currency translation adjustments	—	—	—	―	138	―	―	138	$138
Net loss	—	—	—	(12,371)	—	—	—	(12,371)	(12,371)
Total comprehensive loss									$(12,233)
Balance, March 31, 2007	11,858	$119	$61,068	$(38,722)	$134	—	$—	$22,599

The accompanying notes are an integral part of these consolidated financial statements.

LASERCARD CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Fiscal Years Ended March 31, 2007, 2006, and 2005
(In thousands)

	2007	2006	2005
Cash flows from operating activities:
Net income (loss)	$(12,371)	$794	$(8,901)
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Depreciation and amortization	2,749	2,515	2,640
Loss on disposal of equipment	52	21	10
Impairment of goodwill and intangible assets	3,811	-	-
Provision for (recovery of) doubtful accounts receivable	(4)	34	3
Provision for excess and obsolete inventory	483	194	335
Provision for product return reserve	-	78	62
Provision for warranty reserve	162	516	-
Stock-based compensation	1,795	130	111
Tax benefit relating to the exercise of stock options	-	196	-
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	1,658	(3,216)	559
Increase in inventories	(2,944)	(1,238)	(1,361)
Decrease (increase) in deferred contract costs	87	(1,041)	-
Decrease (increase) in prepaid and other current assets	(294)	47	(61)
Increase in equipment held for resale	(463)	(1,816)	(1,641)
Decrease (increase) in other non-current assets	54	(62)	-
Increase (decrease) in accounts payable and accrued liabilities	(1,484)	1,587	(1,751)
Decrease in deferred income tax liabilities	(230)	(30)	-
Increase (decrease) in deferred revenue	1,095	(46)	2,413
Increase in deferred rent	274	265	-
Increase in advance payments from customers	5,099	6,120	10,537
Net cash provided by (used in) operating activities	(471)	5,048	2,955
Cash flows from investing activities:
Purchases of property and equipment	(3,143)	(2,314)	(3,325)
Proceeds from sale of equipment	2	-	2
Acquisition of patents	(155)	(104)	(117)
Payment of note receivable	-	-	(214)
Purchases of short-term investments	(20,600)	(27,200)	(3,451)
Proceeds from maturities of short-term investments	24,449	18,300	9,628
Net cash provided by (used in) investing activities	553	(11,318)	2,523
Cash flows from financing activities:
Proceeds from sale of common stock through stock plans	1,020	4,432	339
Payment of bank loan	-	-	(745)
Decrease in short-term and long-term debt	-	-	(2,835)
Cash used to purchase common stock through an open market repurchase program	-	-	(655)
Net cash provided by financing activities	1,020	4,432	(3,896)
Effect of exchange rate changes on cash and cash equivalents	(197)	(6)	95
Net increase (decrease) in cash and cash equivalents	905	(1,844)	1,677
Cash and cash equivalents:
Beginning of period	2,121	3,965	2,288
End of period	$3,026	$2,121	$3,965

Supplemental disclosures - cash payments for:
Income taxes	$163	$233	$82
Interest expense	$107	$80	$128

The accompanying notes are an integral part of these consolidated financial statements.

LASERCARD CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.	Organization and Operations

LaserCard Corporation, a Delaware Corporation, and its wholly owned subsidiaries, LaserCard Corporation, a California Corporation, and Challenge Card Design Plastikkarten GmbH of Germany (collectively the “Company”) develop, manufacture and integrate LaserCard® optical memory cards, optical card drives, peripherals and specialty cards and printers. The Company's customers for optical memory card related products are mainly value-added reseller (VAR) companies worldwide, that develop commercial applications for LaserCard products. Target markets for these products include government and commercial applications for portable, recordable, secure, identification cards and other unitary-record cards. Current applications include United States Permanent Resident Card (“Green Card”) and Laser Visa Border Crossing Cards, Canadian Permanent Resident Cards, Italian national ID cards, biometric IDs and other wallet-card applications. Challenge Card Design Plastikkarten GmbH supplies other advanced-technology cards for various applications, card printers and systems integration for gate-keeping and ticketing.

The Company is subject to certain risks including, but not limited to, competition from substitute products and larger companies and dependence on certain suppliers and customers.

2.	Summary of Significant Accounting Policies

(1.) Principles of Consolidation and Basis of Presentation. The accompanying consolidated financial statements have been prepared in accordance with U. S. generally accepted accounting principles. The consolidated financial statements include the accounts of LaserCard Corporation and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

(3.) Fiscal Period. For purposes of presentation, the Company labels its annual accounting period end as March 31 and its quarterly accounting period ends as June 30, September 30 and December 31. The Company, in fact, operates and reports based on quarterly periods ending on the Friday closest to month end. Fiscal year 2007 ended on March 30, 2007, fiscal year 2006 ended on March 31, 2006, and fiscal year 2005 ended on April 1, 2005.

(4.) Foreign Currency Transactions. The functional currency of the Company's foreign subsidiaries is generally the local currency. The financial statements of these subsidiaries are translated to United States dollars using period-end rates of exchange for assets and liabilities and average rates of exchange for the year for revenues and expenses. Translation gains (losses) are recorded in accumulated other comprehensive income (loss) as a component of stockholders' equity. Net gains and losses resulting from foreign exchange transactions are included in selling, general and administrative expenses and were not significant during the periods presented.

(5.) Derivative Financial Instruments. The Company uses short-term foreign exchange forward contracts to mitigate foreign currency risk associated primarily with inter-company receivables and payables, and loans receivable (denominated in Euros) with its German subsidiary.  Our foreign exchange forward contracts are not designated for accounting purposes as hedging instruments under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended.  Accordingly, any gains or losses resulting from changes in the fair value of the forward contracts are reported in other income.  The gains and losses on these forward contracts generally offset gains and losses associated with the underlying foreign currency denominated inter-company receivables and payables,  and loans receivable.  At March 31, 2007 and 2006, we had foreign exchange forward contracts with a maturity of less than 30 days to purchase 2.3 million euros and 1.9 million euros, respectively. The fair value of the forward contracts were not material at March 31, 2007 and 2006.

LASERCARD CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(6.) Concentrations of Risk. Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash, cash equivalents, short-term investments, long-term investments and accounts receivable. The Company places its cash, cash equivalents, short-term and long-term investments in high-credit quality financial institutions. The Company is exposed to credit risk in the event of default by these institutions to the extent of the amount recorded on the consolidated balance sheet. As of March 31, 2007, the Company’s short-term investments consists of auction rate securities and there were no long-term investments. Accounts receivable are derived from revenue earned from customers primarily located in the United States, Italy and Germany. The Company performs ongoing credit evaluations of its customers’ financial condition and generally does not require collateral. The Company maintains reserves for potential credit losses and historically, such losses have been immaterial.

(7.) Major Customers. The following customers accounted for more than 10% of revenue for the fiscal years ended March 31 are:

	2007	2006	2005
Customer A	28%	31%	31%
Customer B	―	31%	26%
Customer C	13%	―	―

The revenue from these customers was attributable to both the optical memory card and the optical card drive segments. No other customer accounted for more than 10% of revenues during the periods.

Two customers accounted for 31% and 17%, respectively, of accounts receivable as of March 31, 2007. Two customers accounted for 48% and 14%, respectively, of accounts receivable at March 31, 2006.

(8.) Cash and Cash Equivalents, Short-term Investments and Long-term Investments. The Company considers all highly liquid investments, consisting primarily of commercial paper, discount notes and U.S. government bonds, with maturities of three months or less at the date of purchase, to be cash equivalents. Cash and cash equivalents at March 31, 2007 and 2006 were $3 million and $2.1 million, respectively. As of March 31, 2007 and 2006, the Company held auction rate securities which have been accounted for as available-for-sale and classified as short-term investments. The fair values of the auction rate securities, based on quoted market prices, were substantially equal to their carrying costs due to the frequency of the reset dates. Short-term investments also include investments with maturities at date of purchase of more than three months and investments with remaining maturities of less than one year. All investments with maturities at date of purchase greater than one year are classified as long-term investments. Management determines the appropriate classification of debt securities at the time of purchase and re-evaluates the classification of investments as of each balance sheet date.

All short-term investments, except for auction rate securities which are recorded at fair value, and long-term investments are classified as held to maturity and are stated in the consolidated balance sheets at amortized cost. As such investments are classified as held to maturity, no unrealized gains or losses are recorded. The carrying amounts of individual held to maturity securities are reviewed at the consolidated balance sheet date for potential impairment. As of March 31, 2007 and 2006, the Company has determined that an impairment which was “other than temporary” has not occurred. The carrying amounts of short-term investments for the fiscal years ended March 31 are (in thousands):

	2007		2006
U.S. government and agency obligations	$	―	$6,300
Auction rate securities		17,500	15,050
Total short-term investments(up to one year)		$17,500	$21,350

The Company had no long-term investment at March 31, 2007 and 2006.

(9.) Fair Value of Financial Instruments. The carrying amounts of the Company’s financial instruments including cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued liabilities, approximate their fair values due to their short-term maturities.

LASERCARD CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(10.) Accounts Receivable. Accounts receivable are net of allowance for doubtful accounts and product return reserves of $144,000 and $142,000 as of March 31, 2007 and 2006, respectively. We maintain allowances for doubtful accounts and product return reserves for anticipated losses resulting from the inability of our customers to make required payments and in-process product returns. We generally compute our allowances based on specifically identified accounts that are past due that are likely not collectible. Interest receivable is accrued from investments in auction rate securities and other interest-bearing securities. Other receivables comprise of value added tax refunds and miscellaneous items. The components of accounts receivable as of March 31 are (in thousands):

	2007	2006
Trade receivables	$3,383	$4,897
Allowance for doubtful accounts	(66)	(64)
Product return reserves	(78)	(78)
Interest receivable	34	93
Other receivables	216	72
Total accounts receivable, net	$3,489	$4,920

(11.) Inventories. Inventories are stated at the lower of cost or market, with cost determined on a first-in, first-out basis and market based on replacement cost or estimated realizable value less cost to sell. The components of inventories as of March 31 are (in thousands):

	2007	2006
Raw materials	$7,763	$5,662
Work-in-process	860	1,453
Finished goods	2,839	1,759
Total net inventories	$11,462	$8,874

The Company establishes lower of cost or market reserves, aged inventory reserves and obsolescence reserves. Inventory reserves are generally recorded when management determines that an item is not readily saleable. Inventory reserves are not relieved until the related inventory has been sold or scrapped. For the fiscal years ended March 31, 2007, 2006 and 2005, the Company recorded inventory reserve expense of $483,000, $274,000, and $381,000, respectively.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs ― an Amendment of ARB No. 43, Chapter 4,” ("SFAS No. 151")  which clarifies that costs for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage) be recognized as current period charges. In addition, SFAS No. 151 requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred in fiscal years beginning after June 15, 2005. The Company applied SFAS No. 151 to inventory costs as of April 1, 2006. The provisions of this statement were applied prospectively. The adoption of SFAS No. 151 increased the cost of inventory by $219,000 and increased net income by the same amount for the first quarter of fiscal year 2007.

(12.) Equipment held for resale. Equipment held for resale primarily consists of parts, labor costs and other costs incurred to build equipment under a contract with Global Investments Group which was assigned to Prevent Global in March 2007. Direct incremental costs associated with the purchase or construction of these items are deferred until the related deferred revenue is recognized. The components of equipment held for resale as of March 31 are (in thousands):

	2007	2006
Parts	$5,297	$5,187
Labor	931	591
Other	112	99
Total equipment held for resale	$6,340	$5,877

LASERCARD CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(13.) Property and Equipment, Net. The components of property and equipment as of March 31 are (in thousands):

	2007	2006
Building and land	$885	$803
Equipment and furniture	24,334	22,464
Construction in progress, including
purchased equipment	774	802
Leasehold improvements	4,701	4,409
	30,694	28,478
Less: accumulated depreciation and amortization	(17,706)	(16,172)
Total property and equipment, net	$12,988	$12,306

Property and equipment are recorded at cost. Depreciation is provided over the estimated useful lives which is four to seven years for equipment and furniture using the straight-line method and twenty-five years for the building using the straight-line method. Leasehold improvements are amortized over the shorter of the life of the asset or the life of the lease using the straight-line method. Depreciation and leasehold amortization expense for fiscal years 2007, 2006, and 2005 was $2.7 million, $2.4 million and $2.5 million, respectively. Maintenance and minor repairs and replacements are expensed when incurred. Disposition or retirement of property and equipment related gains and losses are charged to other income and expense.

Certain costs incurred in connection with acquisition of software for internal use are capitalized following Statement of Position (SOP) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” and EITF Issue No. 97-13, “Accounting for Costs Incurred in Connection with a Consulting Contract or an Internal Project That Combines Business Process Reengineering and Information Technology Transformation.” Capitalized software costs are included in the equipment and furniture account and are amortized over four to seven years. Software costs that do not meet capitalization criteria are expensed immediately. In fiscal year 2007, the Company capitalized $474,000 of software costs related to its new Enterprise Resource Planning system and charged $211,000 inclusive of labor to selling, general and administrative expenses.

(14.) Goodwill and Other Intangible Assets. Goodwill represents the excess of the purchase price over the fair value of identifiable net tangible and intangible assets acquired in a business combination.  In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company does not amortize goodwill.  Instead, the Company evaluates goodwill for impairment annually in the fourth quarter and whenever events or changes in circumstances indicate that it is more likely than not that an impairment loss has been incurred.  At March 31, 2007, the Company determined that estimated future cash flows were insufficient to justify the carrying value of goodwill and other intangible assets based on management’s decision to suspend optical memory card production in Germany. As such, in the fourth quarter of fiscal year 2007, the Company recorded a non-cash impairment charge of approximately $3.8 million in connection with the Company’s goodwill and other intangible assets acquired upon the purchase of its subsidiary, Challenge Card Design Plastikkarten GmbH of Rastede, Germany, and Cards & More GmbH of Ratingen, Germany on March 31, 2004.  During fiscal years 2006 and 2005, the future cash flows were determined to be sufficient based on planned production of optical memory cards in Germany.

LASERCARD CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Definite life intangible assets capitalized and accumulated amortization as of March 31 are (in thousands):

	2007	2006
Patent expenditures	$3,554	$3,399
Technology transfer expenditures	545	545
Total patent and other intangible expenditures	4,099	3,944

Patent accumulated amortization	(3,149)	(3,034)
Technology transfer accumulated amortization	(539)	(511)
	(3,688)	(3,545)
Amortizable patents and other intangibles, net	$411	$399

The weighted average remaining amortization periods for the fiscal years ended March 31 are (in years):

	2007	2006
Patents	3.6	3.3
Technology transfer	0.3	1.3
Total	3.1	3.0

 Legal expenses incurred in connection with patents are capitalized and amortized over the estimated remaining useful lives of the patents of six to seven years. Amortization expense on intangible assets for fiscal years 2007, 2006 and 2005 was $143,000, $139,000 and $172,000, respectively. The estimated amortization expense for each of the next five years on patents and other intangible assets with definite lives for the years ended March 31, is as follows (in thousands):

Fiscal Year	Expense
2008	$121
2009	97
2010	78
2011	61
2012	46

Intangible assets with indefinite lives as of March 31 are (in thousands):

	2007		2006
Goodwill		$3,321	$3,321
Less: Goodwill impairment charge		(3,321)	―
		―	3,321

Brand		490	490
Less: Intangible asset impairment charge		(490)	―
		―	490
Total intangible assets with indefinite lives	$	―	$3,811

LASERCARD CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(15.) Assessment of Impairment of Tangible and Intangible Long-Lived Assets. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company assesses the impairment of long-lived assets whenever events or changes in circumstances indicate that their carrying value may not be recoverable from the estimated future cash flows expected to result from their use and eventual disposition. The Company’s long-lived assets subject to this evaluation include property and equipment and amortizable intangible assets. If the Company’s estimate of future undiscounted net cash flows is insufficient to recover the carrying value of the assets, the Company will record an impairment loss in the amount by which the carrying value of the assets exceeds the fair value. If assets are determined to be recoverable but the useful lives are shorter than originally estimated, the Company depreciates or amortizes the net book value of the asset over the newly determined remaining useful lives. As of March 31, 2007, the fair value of long-lived assets exceeds their book value. Therefore, no impairment loss has been recognized.

(16.) Accrued Liabilities. The components of accrued liabilities as of March 31 are (in thousands):

	2007	2006
Accrued payroll and benefits	$497	$1,218
Accrued compensated absences	855	622
Warranty reserves	743	648
Other accrued liabilities	894	630
Total accrued liabilities	$2,989	$3,118

The Company estimates its warranty costs based on historical warranty claim experience and applies this estimate to the revenue stream for products under warranty. The Company’s product warranty claims are settled through the return of defective products and the shipment of replacement products. The warranty returns were immaterial for fiscal years 2007, 2006 and 2005. The warranty reserve is reviewed quarterly to verify that it properly reflects the remaining obligations based on the anticipated returns over the balance of the obligation period. Adjustments are made when actual return claim experience differs from estimates.

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

(18.) Advance Payments from Customers. The Company routinely receives advance payments on orders placed by its customers. The advance payments are recorded as a liability in the consolidated balance sheets until the related orders are shipped.

(19.) Revenue Recognition. Product sales primarily consist of optical card sales, sales of optical card read/write drives and sales of specialty cards and card printers. The Company recognizes revenue from product sales when the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the fee is fixed or determinable; and (4) collectibility is reasonably assured. The Company recognizes revenue on product sales at the time of shipment when shipping terms are F.O.B. shipping point, orders are placed pursuant to a pre-existing sales arrangement and there are no post-shipment obligations other than warehousing under a U.S. government subcontract or customer acceptance criteria. Where appropriate, provision is made at the time of shipment for estimated warranty costs and estimated returns.

Orders for Permanent Resident and Border Crossing Cards for the U.S. government require delivery into a secure Company-controlled vault. Shipments are made from the vault to a U.S. government site. The bill and hold procedures also provide that at the end of any one-year contract term when a renewal option is not exercised, the U.S. government is to take final delivery of any and all of its remaining inventory within six months. At the time the cards are delivered into the vault, title to the cards is transferred to the U.S. government and all risks of ownership are transferred as well. The prime contractor is invoiced, with payment due within thirty days and the purchase orders do not contain any return (other than for warranty) or cancellation provisions. Pursuant to the provisions of SEC Staff Accounting Bulletin No. 104 ― “Revenue Recognition” (“SAB 104”), revenue is recognized on delivery into the vault as the Company has fulfilled its contractual obligations and the earnings process is complete.

LASERCARD CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company applies the provisions of Statement of Position 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts" (“SOP 81-1”) in applicable contracts. Revenues on time and materials contracts are recognized as services are rendered at contract labor rates plus material and other direct costs incurred. Revenues on fixed price contracts are recognized on the percentage of completion method based on the ratio of total costs incurred to date compared to estimated total costs to complete the contract. Estimates of costs to complete include material, direct labor, overhead and allowable general and administrative expenses. In circumstances where estimates of costs to complete a project cannot be reasonably estimated, but it is assured that a loss will not be incurred, the percentage-of-completion method based on a zero profit margin, rather than the completed-contract method, is used until more precise estimates can be made. The full amount of an estimated loss is charged to operations in the period it is determined that a loss will be realized from the performance of a contract. For the fiscal years ended March 31, 2007, 2006, and 2005, the Company recognized approximately $12,000, $77,000, and $127,000, respectively, of revenues based on a zero profit margin related to a long-term contract.

In the fourth quarter of fiscal year 2006, the Company entered into a subcontract covering an anticipated $11 million worth of product and services with a prime contractor for a Middle Eastern country to provide them with card personalization workstation integration for use in that country’s personalized national ID program which includes optical memory cards, hardware, and software.  The contract calls for multiple deliverables, installation, and certain client acceptance criteria, as defined in the agreement.  In applying the guidance within EITF 00-21, the Company determined the deliverables are not to be accounted for as separate units, but rather as a bundled arrangement as the fair value of the undelivered items cannot be readily determined.  Therefore, revenue recognition on this contract and the associated contract costs were deferred until the predominant undelivered element, the card personalization, is delivered and accepted, commencing with the installation and acceptance of the card personalization system.  The Company determined that once the card personalization system is accepted, contract revenue would be recognized ratably based on actual cards personalized and accepted.  The Company began recognizing revenue under this contract during the quarter ended March 31, 2007 as the card personalization system was accepted during that period.  Revenue was recognized based upon the total number of cards accepted up to that time.  We recognized revenue totaling $4 million in fiscal year 2007 based upon the total number of cards accepted through March 31, 2007. As of March 31, 2007 there remained $1 million of deferred revenue and $0.9 million of deferred contract costs relating to this contract.  The components of the deferred contract costs as of March 31 are (in thousands):

	2007		2006
Optical memory cards and freight	$	―	$592
Hardware and other costs		954	449
Total deferred contract costs		$954	$1,041

The Company applies the provisions of Statement of Position (“SOP”) No. 97-2, “Software Revenue Recognition,” as amended by Statement of Position 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions” to all transactions involving the sale of software products. Revenue from the license of the Company’s software products is recognized when persuasive evidence of an arrangement exists, the software product has been delivered, the fee is fixed or determinable and collectibility is probable, and, if applicable, upon acceptance when acceptance criteria are specified or upon expiration of the acceptance period. Software revenue was immaterial for fiscal years 2007, 2006 and 2005.

LASERCARD CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

License revenue, which may consist of up-front license fees and long-term royalty payments, is recognized as revenue when earned. There were no license revenues or costs recorded for fiscal years 2007, 2006 and 2005.

The Company entered into license and optical memory card equipment purchase and support agreements, effective April 3, 2004, with Global Investments Group (GIG), based in Auckland, New Zealand, for optical memory card manufacturing in Slovenia.  GIG transferred the license and other agreements, with our approval, to Prevent Global of Slovenia (Prevent) in March 2007. The agreements provide for payments to the Company of about $25.6 million which were fully paid as of March 31, 2007, for a 20-year license, the required manufacturing equipment for a targeted initial manufacturing capacity of 10 million optical cards annually and installation support, and a four-year training and support package. For the $25.6 million we received, $23.6 million was recorded as advance payments from customer and $2 million for the licensing fee was recorded as deferred revenue. Both were classified as long term liabilities in the consolidated balance sheets. As of March 31, 2007, the Company had $6.3 million of acquired equipment, plus direct and incremental expenses, classified as equipment held for resale on our consolidated balance sheets. Beginning in the fifth year of the contract, Prevent is to pay $3 million for a three-year support package, and has options for thirteen additional years of support for payments of $1 million annually.  In addition to the $41.6 million discussed above, Prevent is to pay us royalties of $0.60 per card for each card produced under the license.  The territories covered by the license include most of the European Union and eastern European regions.  Prevent has exclusive marketing rights in certain territories, with performance goals to maintain these rights. The Company retains rights to utilize up to 20% of the new facility capacity as backup and a capacity buffer to augment our own card manufacturing facilities in Mountain View, California and possibly at the Company’s German subsidiary. The granting of this license to Prevent establishes a potential second source supplier of optical memory cards for existing and prospective customers who may request multiple sources for cards.  The agreement contains various elements including a card manufacturing license, sale and installation of equipment, training, and ongoing support, and contingent payments for support, materials, and royalty payments for cards manufactured. In accordance with EITF 00-21 “Revenue Arrangements with Multiple Deliverables,” the card manufacturing license, sale and installation of equipment, training and support package, have been accounted for as one unit of accounting, since we were unable to determine evidence of the fair value for the undelivered items other than ongoing support. The Company is able to determine evidence of fair value on the predominant undelivered item, which is the ongoing annual support of the manufacturing equipment. Accordingly, revenues for the arrangement have been deferred and will be recognized when the equipment is installed and accepted, with the exception of the value of the ongoing annual support of the manufacturing equipment which will be recognized quarterly as earned, beginning when the equipment is accepted and training has been completed, which date is dependent on Prevent establishing a suitable facility in Slovenia. Pursuant to FTB 90-1, “Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts” the support revenue will be recognized ratably over the remaining term of the agreement.

(20.) Research and Development Expenses. Costs related to research, design and development of products are charged to research and development expense as incurred. Research and development costs include salaries, contractor fees, building and utility costs, and depreciation.

(21.) Shipping and Handling Costs. Shipping and handling costs are recorded in cost of sales.

(22.) Advertising Costs. Advertising costs consist of development and placement costs of the Company’s advertising campaigns and are charged to expense when incurred. Advertising expense was approximately $188,000 for fiscal year 2007, $183,000 for fiscal year 2006, and $189,000 for fiscal year 2005.

(23.) Stock-based Compensation. Effective April 1, 2006, the Company adopted Statement of Financial Accounting Standard (“SFAS”) No. 123(R), Share-Based Payment, which requires share-based payment transactions to be accounted for using a fair value based method and the recognition of the related expense in the results of operations. Prior to the adoption of SFAS No. 123(R), as permitted by SFAS No. 123, Accounting for Stock-Based Compensation, the Company accounted for share-based payments to employees in accordance with Accounting Principles Board Opinion No. (“APB”) 25, Accounting for Stock Issued to Employees, utilizing the intrinsic value method. Therefore, the Company did not recognize compensation cost for employee and director stock options because there was no intrinsic value. SFAS No. 123(R) allows companies to choose one of two transition methods: the modified prospective transition method or the modified retrospective transition method.

LASERCARD CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company adopted SFAS No. 123(R) using the modified prospective method of transition which requires compensation expense related to share based payments to be recognized beginning on the adoption date over the requisite service period, generally the vesting period, for awards granted after April 1, 2006 and over the remaining service period for the unvested portion of awards granted prior to April 1, 2006. The consolidated financial statements for prior fiscal years have not been restated to reflect the impact of adopting SFAS No. 123(R).

Prior to April 1, 2006, the Company accounted for its stock-based compensation plans using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” Accordingly, compensation cost for stock options, if any, was measured at the excess of the quoted market price of the Company’s stock at the date of grant over the amount an employee must pay to acquire the stock. SFAS No. 123 (R), “Accounting for Stock-Based Compensation,” established accounting and disclosure requirements using a fair-value based method of accounting for stock-based employee compensation plans. The following table illustrates the effect on net income (loss) and net income (loss) per share as if the Company had applied the fair value recognition provisions of SFAS No. 123 (R) for fiscal years ended March 31, (in thousands except per share amounts):

	2006	2005
Net income (loss), as reported	$794	$(8,901)
Add: stock-based employee compensation expense
included in reported net income (loss), net of tax	105	111
Deduct: stock-based compensation expense
determined using fair value based method for all awards, net of tax	(1,317)	(1,842)
Net loss, pro forma	$(418)	$(10,632)

Net income (loss) per common share:
Basic and diluted, as reported	$0.07	$(0.78)
Basic and diluted, pro forma	$(0.04)	$(0.94)

Shares used in computuing basic and diluted pro forma
net income (loss) per share:
Basic and Diluted	11,415	11,362

The Company computed the fair value of each option grant on the date of grant using the Black-Scholes option valuation model with the following assumptions for fiscal years ended March 31:

	2006	2005
Expected volatility	54%	55%
Risk-free interest rate	3.81% to 4.68%	3.65% to 4.08%
Average expected life of option	5 to 6 years	5 to 8 years
Expected annual dividend	0%	0%
Weighted average fair value of option grants	$3.91	$5.38

2004 Equity Incentive Compensation Plan (the “2004 Plan”): The 2004 Plan provides for the grant of restricted share awards, options, stock units and stock appreciation rights, any of which may or may not require the satisfaction of performance objectives, with respect to shares of our common stock to directors, officers, employees and consultants of the Company and its subsidiaries. The exercise price of stock options may not be less than 100% of the fair market value of the common stock as of the date of grant (110% of the fair market value if the grant is of an incentive stock option to an employee who owns more than 10% of the total combined voting power of all classes of the Company’s capital stock). Options granted may not be exercised more than 10 years after the date of grant (five years after the date of grant if the grant is an incentive stock option to an employee who owns more than 10% of the total combined voting power of all classes of the Company’s capital stock). The Board of Directors specifies the term of options (prior to fiscal year 2006 typically 10 years and thereafter typically 7 years) and the vesting schedule for exercise of options, generally 25% after one year and 6.25% quarterly for the next 3 years.

LASERCARD CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock Options: Under the provisions of SFAS No. 123(R), stock-based compensation cost is estimated at the grant date based on the fair value of the award and compensation cost is recognized as an expense over the requisite service period of the award, generally the vesting period. The fair value of non-vested stock awards was determined by reference to the fair market value of the Company’s common stock on the date of grant. Consistent with the valuation method the Company used for disclosure-only purposes under the provisions of SFAS No. 123(R), the Company uses the Black-Scholes valuation model to estimate the fair value of option awards. Determining the appropriate fair value model and related assumptions requires judgment, including estimating stock price volatility, forfeiture rates and expected terms. The following assumptions were utilized to estimate the fair value of the Company’s stock option awards for the fiscal year ended March 31, 2007:

Expected stock price volatility	55%
Risk free interest rates	4.40% to 4.96%
Expected life of options	4.4 to 5 years
Expected annual dividends	0%

The expected volatility rate was based on the historical volatility of the Company’s common stock. The expected life represents the average time options that vest are expected to be outstanding based on the vesting provisions and the Company’s historical exercise, cancellation and expiration patterns. The Company estimated forfeitures based on historical rates when recognizing compensation expense. Forfeitures were estimated based on voluntary termination behavior, as well as an analysis of actual option forfeitures.

The risk-free interest rate was based on U.S. Treasury zero-coupon issues with a maturity approximating the expected life as of the week of the grant date. There was no annual dividend rate assumed as a cash dividend is not expected to be declared and paid in the foreseeable future. The Company updates these assumptions at least on an annual basis and on an interim basis if significant changes to the assumptions are warranted.

With the adoption of SFAS No. 123(R), the Company recorded stock-based employee compensation expense related to stock options of approximately $1.7 million for the fiscal year ended March 31, 2007, net of estimated forfeitures. The Company recognized the full amount of the stock-based employee compensation expense of its equity incentive plans in the consolidated statements of operations for the fiscal year ended March 31, 2007 and did not capitalize any such costs in the consolidated balance sheets.

Stock-based compensation expense related to stock options was recorded in the Company’s consolidated statement of operations for the fiscal year ended March 31, 2007 as follows (in thousands):

Cost of sales	$324
Selling, general and administrative expense	1,009
Research and development expense	354

Stock-based compensation expense before income tax	1,687
Less: income tax benefit	-
Net stock-based compensation expense after income tax	$1,687

We recorded no income tax benefit on stock based compensation expense for the fiscal year ended March 31, 2007, as we have cumulative operating loss carryovers, for which a full valuation allowance has been established.

The FASB Staff Position ("FSP") No. 123R-3, "Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards," requires an entity to follow either the transition guidance for the additional-paid-in-capital pool as prescribed in SFAS No. 123(R) or the alternative transition method described in FSP No. 123R-3. An entity that adopts SFAS No. 123(R) using the modified prospective application may make a one-time election to adopt the transition method described in the FSP No. 123R-3, and may take up to one year from the latter of its initial adoption of SFAS No. 123(R) or the effective date of the FSP No. 123R-3 to evaluate the available transition alternatives and make its one-time election. The Company is currently evaluating the available transition alternatives for calculating the tax effects of stock-based compensation under SFAS No. 123(R).

LASERCARD CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Employee Stock Purchase Plan. The Company has an Employee Stock Purchase Plan (ESPP), under which eligible employees may designate from 2% to 6% of their compensation to be withheld for the purchase of shares of common stock at 67% of the average price over the three-day period prior to the purchase date. The differential between fair market value and the average price of the shares sold under the ESPP is charged to operations as a compensation expense and is taxed to the employee as income. The Company had stock based compensation expense of $108,000, $123,000, $111,000 relating to the ESPP which was included in the Company’s consolidated statements of operations for the fiscal years ended March 31, 2007, 2006, and 2005, respectively.

(24.) Comprehensive Income (Loss). Under SFAS No. 130, “Reporting Comprehensive Income,” comprehensive income (loss) is defined as the changes in equity of an enterprise except for those resulting from stockholders’ transactions. Comprehensive income (loss) for the fiscal years ended March 31 are (in thousands):

	2007	2006	2005
Net income (loss)	$(12,371)	$794	$(8,901)
Net change in cumulative foreign
currency translation adjustments	138	(213)	209
Comprehensive income (loss)	$(12,233)	$581	$(8,692)

(25.) Recent Accounting Pronouncements: In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”). This Interpretation clarifies the accounting for uncertainty in income taxes recognized in the Company’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The evaluation of a tax position in accordance with FIN 48 is a two-step process. The first step is recognition: The Company determines whether it is “more-likely-than-not” that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In evaluating whether a tax position has met the “more-likely-than-not” recognition threshold, the Company presumes that the position will be examined by the appropriate taxing authority that would have full knowledge of all relevant information. The second step is measurement: A tax position that meets the “more-likely-than-not” recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely to be realized upon ultimate settlement. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company has not yet determined what effect, if any, adoption of FIN 48 will have on its results of operations or financial position.

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 is intended to be applied in conjunction with other accounting pronouncements that require or permit fair value measurements. Although SFAS No. 157 does not require any new fair value measurements, its application may change current practice for some entities. The definition of fair value contained in SFAS No. 157 retains the exchange price notion inherent in earlier definitions of fair value. SFAS No. 157 clarifies that the exchange price is the price in an orderly transaction between market participants to sell an asset or transfer a liability in the principal (or most advantageous) market for the asset or liability. Accordingly, the definition focuses on the price that would be received to sell the asset or paid to transfer the liability at the measurement date (an exit price), not the price that would be paid to acquire the asset or received to assume the liability at the measurement date (an entry price). SFAS No. 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Therefore, SFAS No. 157 prescribes that a fair value measurement be determined based on the assumptions that market participants would use in pricing the asset or liability. The Company has not yet determined what the impact this statement will have on its consolidated financial statements.

LASERCARD CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 provides entities with an option to report selected financial assets and liabilities at fair value, with the objective to reduce both the complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company has not yet determined what the impact this statement will have on its consolidated financial statements.

(26.) Indemnification. The Company’s major sales agreements provide remedies to customers, such as defense, settlement, or payment of judgment for intellectual property claims related to the use of the Company’s products. The Company also has indemnified various vendors for certain potential claims. The Company has also entered into indemnification agreements with its directors and officers and the Company’s bylaws contain similar indemnification obligations. To date, there have been no claims made under such indemnification provisions and as a result the associated estimated fair value of the liability is not material.

3.	Net Income (Loss) per Share

Basic net income (loss) per share and diluted net loss per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the fiscal year. Diluted net income per share is computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding during the fiscal year. Common stock equivalents consist of stock options and warrants using the treasury stock method.

The reconciliation of the denominators of the basic and diluted net income (loss) per share computation for the fiscal years ended March 31 are (in thousands, except per share data):

	2007	2006	2005

Net income (loss)	$(12,371)	$794	$(8,901)

Basic net income (loss) per share:
Weighted average common shares outstanding	11,814	11,415	11,362

Basic net income (loss) per share	$(1.05)	$0.07	$(0.78)

Diluted net income (loss) per share:
Weighted average common shares outstanding	11,814	11,415	11,362
Weighted average common shares from stock option grants	—	172	—
Weighted average common shares and common stock
equivalents outstanding	11,814	11,587	11,362

Diluted net income (loss) per share	$(1.05)	$0.07	$(0.78)

Stock options and warrants having an exercise price greater than the average market value for profitable periods are excluded from the calculation of diluted net income per share, as their effect would be antidilutive. Therefore, stock options to purchase 1,554,000 shares were excluded from the calculation of diluted net income per share for the fiscal year ended March 31, 2006. As the effect of common stock equivalents would be antidilutive since the Company incurred a loss in fiscal years ended March 31, 2007 and 2005, all stock options and warrants were excluded from the calculation of diluted net loss per share for those fiscal years.

LASERCARD CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	Segments

Segment Reporting.

The Company operates in three reportable segments: (1) optical memory cards, (2) optical memory card drives, including read/write drives, maintenance, systems and enabling services (“optical card drives”) and (3) specialty cards and card printers. The segments were determined based on the information used by the chief operating decision maker. The optical memory cards and optical card drives reportable segments are not strategic business units which offer unrelated products and services; rather these reportable segments utilize compatible technology and are marketed jointly. Specialty cards and printers is a strategic business unit offering at times unrelated products and at times related products with the other reportable segments.

The accounting policies used to derive reportable segment results are the same as those described in the "Summary of Significant Accounting Policies." Resources are allocated to the optical memory card and optical card drive segments in a manner that optimizes optical memory card revenues and to the specialty card and printers segment in a manner that optimizes consolidated income as determined by the chief operating decision maker. Segment revenues are comprised of sales to external customers. Segment gross profit (loss) includes all segment revenues less the related cost of sales. Accounts receivable, cash, deferred income taxes, prepaid expenses, fixed assets and inventory are not separately reported by segment to the chief operating decision maker. Therefore, the amount of assets by segment is not meaningful. There are no inter-segment sales or transfers.  All of the Company’s long-lived assets are attributable to the United States except for $3.7 million in fiscal year 2007 and $3.5 million in fiscal year 2006.  These long-lived assets were attributable to the operations in Germany, including long-lived assets owned by the U.S. operations located in Germany.

The Company's chief operating decision maker is currently the Company's Chief Executive Officer. The chief operating decision maker reviews financial information presented on a consolidated basis that is accompanied by disaggregated information about revenues and gross profit (loss) by segment.

LASERCARD CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below presents information for optical memory cards, optical card drives and specialty cards and printers for the fiscal years ended March 31, (in thousands):

	F i s c a l Y e a r E n d e d M a r c h 31, 2007

	Optical	Optical	Specialty
	Memory	Card	Cards &	Segment
	Cards	Drives	Printers	Total	Other	Total
Revenue	$18,985	$1,478	$11,807	$32,270	$—	$32,270
Cost of sales	14,190	1,941	9,275	25,406	—	25,406
Gross profit (loss)	4,795	(463)	2,532	6,864	—	6,864
Depreciation and
amortization expense	1,677	177	341	2,195	554	2,749

	F i s c a l Y e a r E n d e d M a r c h 31, 2006

	Optical	Optical	Specialty
	Memory	Card	Cards &	Segment
	Cards	Drives	Printers	Total	Other	Total
Revenue	$28,200	$985	$10,672	$39,857	$—	$39,857
Cost of sales	15,093	1,739	7,972	24,804	—	24,804
Gross profit (loss)	13,107	(754)	2,700	15,053	—	15,053
Depreciation and
amortization expense	1,517	137	292	1,946	569	2,515

	F i s c a l Y e a r E n d e d M a r c h 31, 2005

	Optical	Optical	Specialty
	Memory	Card	Cards &	Segment
	Cards	Drives	Printers	Total	Other	Total
Revenue	$17,364	$933	$10,235	$28,532	$12	$28,544
Cost of sales	12,803	2,087	7,723	22,613	24	22,637
Gross profit (loss)	4,561	(1,154)	2,512	5,919	(12)	5,907
Depreciation and
amortization expense	1,505	159	266	1,930	710	2,640

LASERCARD CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Sales by Geographic Region. Sales by geographic region are generally determined based upon the ship-to address on the invoice, or the Company’s knowledge of program location. Revenues by geographic region for the fiscal years ended March 31 are as follows (in thousands):

	2007	2006	2005
United States	$8,377	$11,011	$7,900
Germany	6,395	5,123	4,820
Europe, other	6,054	4,568	4,411
Middle East and Africa	4,717	3,499	1,397
Asia	2,819	405	280
Italy	2,514	12,547	7,617
Canada	1,281	2,068	1,902
Rest of world	113	636	217
	$32,270	$39,857	$28,544

In fiscal years 2007, 2006 and 2005, sales to customers outside the United States in the amount of $12.1 million, $18.5 million and $10.9 million, respectively, were denominated in U.S. dollars and $11.8 million, $10.4 million and $9.7 million, respectively, were denominated in euros.

5.	Related-Party Transactions

Since October 21, 2001, the Company contracted with Wexler & Walker Public Policy Associates, a unit of Hill and Knowlton, Inc., (“Wexler”) to be lobbyists on behalf of the Company. The Chairman of Wexler is Robert S. Walker, a brother of Walter F. Walker, member of the Company’s Board of Directors. The contract has been extended through fiscal year 2008 on the same terms and conditions with a monthly retainer of $10,000 and reimbursement of related expenses.

The Company paid Wexler $116,000 during fiscal year 2007, $142,082 during fiscal year 2006, and $206,000 during fiscal year 2005. As of March 31, 2007, $10,000 was due to Wexler and is included as part of current liabilities in the accompanying consolidated balance sheet.

6.	Common Stock

The 2004 Equity Incentive Compensation Plan (the “2004 Plan”): In October 2004, the Company’s stockholders approved the 2004 Equity Incentive Compensation Plan, which replaced the existing 1991 Stock Option Plan. The 2004 Plan provides for the grant of restricted share awards, options, stock units and stock appreciation rights, any of which may or may not require the satisfaction of performance objectives, with respect to shares of our common stock to directors, officers, employees and consultants of the Company and its subsidiaries. The 2004 Plan is administered by the Compensation Committee of the Board of Directors, which has complete discretion to select the participants and to establish the terms and conditions of each award, subject to the provisions of the 2004 Plan. Options granted under the 2004 Plan may be “incentive stock options” as defined in Section 422 of the Internal Revenue Code of 1986, as amended, or nonqualified options. A total of 2,838,426 shares of common stock were reserved for issuance under the 1991 and 2004 Plans as of March 31, 2007. If any award granted under the 2004 Plan is forfeited or expires for any reason, then the shares subject to that award will once again be available for additional awards. If any outstanding option issued under the 1991 Plan expires or terminates for any reason without having been excerised in full, then the unpurchased shares for that option will be available for additional awards under the 2004 Plan. Under the 2004 Plan, the exercise price of incentive stock options may not be less than 100% of the fair market value of the common stock as of the date of grant (110% of the fair market value if the grant is to an employee who owns more than 10% of the total combined voting power of all classes of the Company’s capital stock). The Code currently limits to $100,000 the aggregate value of common stock for which incentive stock options may become exercisable in any calendar year under the 2004 Plan or any other option plan adopted by the Company. Nonstatutory stock options may be granted under the 2004 Plan at an exercise price of not less than 100% of the fair market value of the common stock on the date of grant. There is no limitation on the amount of common stock for which nonstatutory grants may first become exercisable in any calendar year. Repricing a stock option or stock appreciation right is not permitted without stockholder approval. Subject to the limitations contained in the 2004 Plan, the Committee sets the terms of each option grant. Any options that were not exercisable on the date of termination of employment immediately terminate at that time. Options granted under the 2004 Plan may not be exercised more than 10 years after the date of grant (five years after the date of grant if the grant is an incentive stock option to an employee who owns more than 10% of the total combined voting power of all classes of the Company’s capital stock). The Board of Directors specifies the term of options and the vesting schedule for exercise of options. No options were granted to consultants during fiscal years 2007, 2006, and 2005.

LASERCARD CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In addition, as of March 31, 2007, 113,000 shares of stock have been reserved outside of the Company’s Stock Option Plan, for issuance upon exercise of stock options granted under Nasdaq Rule No. 4350(i)(1)(A), in connection with the CCD-C&M acquisition. As an inducement to join the Company, each of six key employees of the acquired companies were granted non-statutory stock options on March 31, 2004 with a term of five years to purchase 20,000 common shares.

The following table lists stock option activity for the fiscal years ended March 31, (in thousands, except for weighted average exercise price):

	2007		2006		2005
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding at beginning of year	2,064	$12.27	2,067	$13.37	2,029	$13.51
Granted	480	15.11	470	7.18	68	9.52
Exercised	(109)	10.12	(373)	12.02	(10)	10.68
Canceled	(222)	12.56	(100)	12.07	(20)	15.47
Outstanding at end of year	2,213	$12.96	2,064	$12.27	2,067	$13.37
Options vested and exercisable at end of year	1,352	$13.54	1,448	$13.54	1,661	$13.14

The weighted-average grant-date fair value per share of options granted during fiscal years 2007, 2006, and 2005 were $7.69, $3.91 and $5.38, respectively.

The weighted average remaining contractual term for outstanding options at March 31, 2007 and 2006 is 5.04 years and 5.34 years, respectively, and 3.87 years for options vested and exercisable at March 31, 2007. The aggregate intrinsic value of outstanding options and options vested and exercisable is approximately $2.8 million and $1 million, respectively, at March 31, 2007.

Aggregate intrinsic value is the sum of the amounts by which the closing market price of our stock at March 30, 2007 (last trading day), $11.79 per share, exceeded the exercise price of the options, for those options for which the quoted market price was in excess of the exercise price (“in-the-money-options”). The aggregate intrinsic value of options exercised on the dates the options were exercised was approximately $0.8 million and $1.9 million for the fiscal year ended March 31, 2007 and 2006, respectively.

As of March 31, 2007 there was approximately $4 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under our stock plans which is expected to be recognized over the remaining vesting period through December 31, 2010, adjusted for any future changes in estimated forfeitures.

LASERCARD CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes information about stock options outstanding at March 31, 2007:

	Options Outstanding			Exercisable
Range of Exercise Prices	Number of Outstanding Vested/Unvested at March 31, 2007	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Number of Shares Exercisable at March 31, 2007	Weighted Average Exercise Price

$6.05 - $7.05	348,446	$6.06	8.07	66,030	$6.13
$7.50 - $10.91	197,824	9.82	3.07	190,324	9.88
$10.99 - $12.69	441,534	11.72	4.00	281,909	11.55
$13.12 - $15.34	515,717	14.03	4.45	435,719	14.15
$16.30 - $22.75	709,375	17.23	5.19	378,250	17.45
	2,212,896	$12.96	5.04	1,352,232	$13.54

Employee Stock Purchase Plan. The Company has an Employee Stock Purchase Plan (Stock Purchase Plan), under which 31,099 shares are reserved as of March 31, 2007 for future purchases by employees. Under the Stock Purchase Plan, eligible employees may designate from 2% to 6% of their compensation to be withheld for the purchase of shares of common stock at 67% of a trailing average price. The differential between fair market value and the average price of the shares sold under the Stock Purchase Plan is charged to operations as a compensation expense and is taxed to the employee as income. Under the Stock Purchase Plan, employees purchased 30,418 shares for fiscal year 2007, 25,961 shares for fiscal year 2006, and 26,730 shares for fiscal year 2005. The weighted average purchase price per share was $7.61 for fiscal year 2007, $6.53 for fiscal year 2006, and $5.89 for fiscal year 2005. The weighted average market price per share for shares purchased was $11.44 for fiscal year 2007, $11.26 for fiscal year 2006, and $9.13 for fiscal year 2005.

Other Employee Benefit Plan:

401(k) Plan. The 401(k) Plan provides participating employees with an opportunity to accumulate funds for retirement. The Company’s contribution to this Plan will not exceed the lesser of: (a) 25% of the maximum employee contribution allowed by IRS, (b) 25% of an employee’s contribution, or (c) 1.5% of an employee’s eligible earnings. The Company contributed $79,000, $73,000, and $59,000, for fiscal years 2007, 2006, and 2005, respectively.

Issuance of Warrants

At March 31, 2007 the Company has warrants outstanding to purchase 174,057 shares of its common stock.  The warrants were issued in connection with the December 2003 sale of common stock in a private placement.  The warrants have an exercise price of $17.26 per share and a life of five years.

LASERCARD CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.	Commitments and Contingencies

Lease. The Company occupies its buildings under various operating leases. Rent expense relating to these buildings was approximately $1.5 million for each of the fiscal years 2007, 2006, and 2005. As of March 31, 2007, future minimum rental payments relating to these leases are (in thousands):

Fiscal Year

2008	$1,064
2009	1,046
2010	1,599
2011	1,617
2012	1,573
Thereafter	2,746
Total	$9,645

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

Purchase Commitment. The Company purchases services, software, and manufacturing equipment from a variety of vendors. As of March 31, 2007, the Company has non-cancelable purchase orders of $2 million for raw materials which will be delivered over 12 months.

Other Contingencies. In the normal course of business, the Company is subject to various claims. In the opinion of management, the ultimate disposition of such claims will not have a material adverse impact on the financial position and results of operation or cash flows of the Company.

8.	Income Taxes

The provision for income taxes for the fiscal years ended March 31 are (in thousands):

	2007	2006	2005
Current:
Federal	$3	$139	$109
State	(94)	261	3
Foreign	(29)	72	27
	(120)	472	139
Deferred:
Federal	-	-	-
State	-	-	-
Foreign	(231)	(29)	-
	(231)	(29)	-
Income tax expense (benefit)	$(351)	$443	$139

LASERCARD CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company’s effective tax rate differs from the statutory rate for the fiscal years ended March 31 as follows:

	2007	2006	2005
Tax reconciliation:
Federal statutory rate	34.0%	34.0%	34.0%
State tax, net of federal benefit	0.7%	(3.0%)	6.0%
Foreign provision differential	(8.5%)	(2.0%)	(2.0%)
Alternative minimum tax	―	3.0%	(2.0%)
Change in valuation allowance	(20.5%)	7.0%	(38.0%)
FAS 123R ISOs	(2.6%)	―	―
Other	(0.4%)	(3.0%)	―

	2.7%	36.0%	(2.0%)

The domestic and foreign component of pretax income (loss) for the fiscal years ended March 31 as follows, (in thousands):

	2007	2006	2005
Income (loss) before taxes:
Domestic	$(8,780)	$1,041	$(8,314)
Foreign	(3,942)	196	(448)
Total	$(12,722)	$1,237	$(8,762)

The major components of the net deferred income tax assets/(liabilities) as of March 31, (in thousands):

	2007	2006
Deferred income tax assets:
Depreciation and amortization	$1,169	$803
Reserves and accruals	1,516	877
Advanced payments and deferred revenue	10,178	8,230
Research credit	909	803
Other	1,105	1,247
Net operating loss carryforward	1,500	7,513
Gross deferred income tax assets	16,377	19,473
Valuation allowance	(16,216)	(19,328)
Net deferred income tax assets	161	145

Deferred income tax liabilities:
German operations	(388)	(568)
Capitalized patent costs	(161)	(145)
Total deferred income tax liabilities	(549)	(713)
Net deferred income tax liabilities	$(388)	$(568)

The net deferred income tax liabilities of $388,000 at March 31, 2007 and $568,000 at March 31, 2006 are a result of the German subsidiary operations. As part of the process of preparing its consolidated financial statements, the Company is required to estimate income taxes in each of the jurisdictions in which it operates. This process involves estimating the actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and accounting purposes. These differences result in deferred income tax assets and liabilities, which are included within the consolidated balance sheets. The Company must then assess the likelihood that the deferred income tax assets will be recovered from future taxable income and to the extent that management believes recovery is not likely, the Company must establish a valuation allowance.

LASERCARD CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In fiscal year 2007 the valuation allowance decreased by $3.1 million. This decrease included a $6.3 million decrease related to U.S. income tax benefits of stock option deductions, the benefit of which will be credited to additional paid-in capital, when and if realized, that were derecognized as a result of the adoption of FAS 123(R). The remaining change in valuation allowance relates to other increases in the Company’s gross deferred income tax assets. In addition, the Company increased its valuation allowance in the amount of $0.9 million during fiscal year 2006 and $3.7 million during fiscal 2005.

The Company's federal net operating loss carryforwards (NOLs) as of March 31, 2007 of $23.1 million will expire at various dates from fiscal year 2008 through fiscal year 2027, if not utilized. Of this amount, $19.2 million represent NOL’s relating to stock option deductions, the benefit of which will be credited to stockholders’ equity when realized. Federal tax credits in the amount of $540,000 for alternative minimum taxes have no expiration. Federal tax credits in the amount of $284,000 will expire on various dates from fiscal year 2013 through fiscal year 2026, if not utilized. California tax credits in the amount of $129,000 have no expiration date.

The Company's methodology for determining the realizability of its deferred income tax assets involves estimates of future taxable income based upon booked orders, the estimated impact of future stock option deductions, and the expiration dates and amounts of net operating loss carryforwards. The Company has had difficulty in the past, and expects to have continued difficulty in the future, in reliably forecasting its foreign business and the revenue to be received from it. This has resulted in the Company basing its estimates of future income for these purposes on booked orders only. As circumstances change, the Company may in the future be able to estimate future revenue based upon its forecast revenues rather than only using booked orders, although the Company cannot say if or when this will occur.

In concluding that a valuation allowance was required at the end of fiscal year 2005 and 2006 and is still required at the end of fiscal year 2007, the Company considered both the positive and negative evidence regarding its ability to generate sufficient future taxable income to realize its deferred income tax assets. Positive evidence included (1) the level of sales and business experienced under the contracts for the U.S. Department of Homeland Security’s Permanent Resident Card and Border Crossing Card programs and for the Canadian government’s Permanent Resident Card program; (2) prospects in Italy and a Middle Eastern country for national identification card programs; and (3) expected future orders. Negative evidence included (1) the Company’s reliance on a limited number of customers for a substantial portion of its business; (2) the uncertainty in timing of anticipated orders from customers; (3) the impact of future stock option deductions on taxable income; (4) experience of net operating loss carryforwards expiring unused through fiscal year 2004; (5) the recent financial statement losses; and (6) the prior three years’ cumulative tax net operating losses exclusive of payments derived from the GIG contract. In weighing the positive and negative evidence above, the Company considered the “more likely than not” criteria pursuant to SFAS No. 109 as well as the following risks related to the Company’s business: “dependence on VARs and on a limited number of customers,” “lengthy sales cycles,” “technological change,” and “competition”. As described above, the Company concluded that the negative evidence outweighed the positive evidence and as a result the Company recorded a valuation allowance equal to the full amount of the deferred income tax assets as of March 31, 2005 and again at March 31, 2006 and at March 31, 2007.

In the event that actual results differ from these estimates or that these estimates are adjusted in future periods, the Company may need to adjust the amount of the valuation allowance based on future determinations of whether it is more likely than not that some or all of its deferred income tax assets will be realized. A decrease in the valuation allowance would be recorded as an income tax benefit or a reduction of income tax expense. The Company’s net operating losses available to reduce future taxable income expire on various dates from fiscal year 2008 through fiscal year 2027. To the extent that the Company generates taxable income in jurisdictions where the deferred income tax asset relates to net operating losses that have been offset by a full valuation allowance, the utilization of these net operating losses would result in the reversal of the related valuation allowance.

LASERCARD CORPORATION AND SUBSIDIARIES
SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
(In thousands, except per share amounts)

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Fiscal year 2007:
Revenue	$10,554	$6,294	$6,184	$9,238
Cost of sales	6,389	5,466	5,397	8,154
Gross profit	4,165	828	787	1,084
Net income (loss)	212	(2,672)	(2,978)	(6,933)
Net income (loss) per share:
Basic	$0.02	$(0.23)	$(0.25)	$(0.59)
Diluted	$0.02	$(0.23)	$(0.25)	$(0.59)

Weighted average number of common
and common equivalent shares:
Basic	11,768	11,816	11,827	11,846
Diluted	12,280	11,816	11,827	11,846

Fiscal year 2006:
Revenue	$6,994	$8,699	$10,077	$14,087
Cost of sales	5,154	6,206	5,890	7,554
Gross profit	1,840	2,493	4,187	6,533
Net income (loss)	(1,694)	(564)	1,154	1,898
Net income (loss) per share:
Basic	$(0.15)	$(0.05)	$0.10	$0.16
Diluted	$(0.15)	$(0.05)	$0.10	$0.15

Weighted average number of common
and common equivalent shares:
Basic	11,345	11,355	11,375	11,584
Diluted	11,345	11,355	11,577	12,251

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

(b)  Management’s Annual Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, which is designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of our Company are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements. Management assessed the effectiveness of our internal control over financial reporting as of March 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on the assessment using those criteria, management concluded that, as of March 31, 2007, our internal control over financial reporting is effective.

(c) Attestation Report of the Independent Registered Public Accounting Firm. Our independent registered public accountants, Odenberg, Ullakko, Muranishi & Co. LLP, audited the consolidated financial statements included in this Annual Report on Form 10-K and have issued an audit report on management’s assessment of our internal control over financial reporting as well as on the effectiveness of our internal control over financial reporting. Each of the reports on the audit of internal control over financial reporting and the report on the audit of the consolidated financial statements appear elsewhere in this Annual Report on Form 10-K.

(d)  Changes in Internal Control over Financial Reporting. During the third quarter of fiscal year 2007, we tested, implemented and activated a new ERP system designed to provide additional operational and financial reporting functionality in the U.S. operations. There were no significant changes in our internal control over financial reporting that occurred during the fourth quarter of fiscal year 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required to be disclosed by this Item pursuant to Item 401 of Regulation S-K with respect to our executive officers is contained in Part I of this annual report on Form 10-K under the caption, “Executive Officers of the Registrant.” The remaining information required to be disclosed by the Item pursuant to Item 401 and Item 407 of Regulation S-K is contained in the proxy statement for our annual meeting of stockholders to be held on September 21, 2007 that will be filed within 120 days of the end of our fiscal year 2007, or the Proxy Statement, under the captions “Proposal No. 1 Election of Directors”; “Information Relating to Our Board of Directors and Its Committees—Board of Directors Meetings and Committees—Audit Committee”; “Information Relating to Our Board of Directors and Its Committees—Director Candidates” and “Other Matters-Shareholder Proposals for 2008 Annual Meeting of Shareholders” and is incorporated in this annual report on Form 10-K by reference.

The information required to be disclosed by this Item pursuant to Item 405 of Regulation S-K is contained in the Proxy Statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance,” and is incorporated in this annual report on Form 10-K by reference.

We have adopted a code of ethics, our Standards of Business Conduct, that applies to all of our employees, including our principal executive officer, principal financial officer, principal accounting officer or controller and persons performing similar functions. Our Standards of Business Conduct, as well as our corporate governance guidelines and the charters for the audit, compensation and benefits, nominating and corporate governance, executive and finance committees of our Board of Directors, are each accessible under the “Corporate Governance” heading of the “Investor Relations” section of our website, www.lasercard.com. This information is also available in print to any stockholder who requests it by writing to LaserCard Corporation., 1875 N. Shoreline Blvd. Mountain View, CA 94043 USA, Attention: Investor Relations. We also intend to disclose in the same location on our website, any amendments to, or waivers from, our Standards of Business Conduct that are required to be disclosed pursuant to the disclosure requirements of Item 5.05 of Form 8-K.

ITEM 11.  EXECUTIVE COMPENSATION

The information required to be disclosed by this Item pursuant to Item 402 and Item 407(e) of Regulation S-K is contained in the Proxy Statement under the captions “Information Relating to Our Board of Directors and Its Committees—Director Compensation” and “—Compensation Committee Interlocks and Insider Participation,” “Compensation Committee Report” and “Executive Compensation,” and is incorporated in this annual report on Form 10-K by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required to be disclosed by this Item pursuant to Item 403 of Regulation S-K is contained in the Proxy Statement under the caption “Beneficial Ownership of Common Stock”, and is incorporated in this annual report on Form 10-K by reference.

The information required to be disclosed by this Item pursuant to Item 201(d) of Regulation S-K is contained in the Proxy Statement under the caption “Executive Compensation-Equity Compensation Plan Information,” and is incorporated in this annual report on Form 10-K by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTORS INDEPENDENCE

The information required to be disclosed by this Item pursuant to Item 404 of Regulation S-K is contained in the Proxy Statement under the caption “Information Related to our Board of Directors and Its Committees—Certain Relationships and Policies on Related Transactions,” and is incorporated in this annual report on Form 10-K by reference.

The information required to be disclosed by this Item pursuant to Item 407(a) of Regulation S-K is contained in the Proxy Statement under the caption “Information Relating to Our Board of Directors and Its Committees—Determination of Independence” and is incorporated in this annual report on Form 10-K by reference.

 ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required to be disclosed by this Item pursuant to Item 9(e) of Schedule 14A is contained in the Proxy Statement under the caption “Independent Auditors Fees and Other Matters”, and is incorporated in this annual report on Form 10-K by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	List of Documents Filed as Part of this Report

1.	Our consolidated financial statements filed herewith under Item 8 are as follows:

2.	Financial Statement Schedules:

The schedule supporting our Consolidated Financial Statements, filed herewith under Item 14(d), is as follows:

Schedule Number	Description	Page Number

―	Report of Independent Registered Public Accounting Firms on Financial Statement Schedule	77

II	Valuation and Qualifying Accounts	78

	Schedules not listed above are not applicable or not required, or the information required to be set forth therein is included in the consolidated financial statements or the notes thereto.

3.	Exhibits:

	The Exhibits to this Report, filed herewith under Item 15(b) or incorporated by reference from other documents previously filed with the Securities and Exchange Commission, as follows:

Exhibit		Filed Herewith or Incorporated
Number	Description	Herein by Reference to

3.1	Amended and Restated Certificate of Incorporation	Exhibit 3.1 to Report on Form 10-K for the fiscal year ended March 31, 2005

3.2	Amended and Restated By-Laws	Exhibit 3.2 to Report on Form 10-K for the fiscal year ended March 31, 2005

10.1	Building lease agreement with Renault & Handley Employees Investment Co. for 2644-2648 Bayshore Pkwy., Mountain View, CA	Exhibit 10.1 to Report on Form 10-Q for period ended December 31, 2003

10.2	Building Lease Agreement with Shoreline Park LLC for 1395 Charleston Road, Mountain View, CA (mailing address 1875 North Shoreline Boulevard, Mountain View, CA)	Exhibit 10.2 to Report on Form 10-K for fiscal year ended March 31, 2004

10.3*	Amended and Restated Stock Option Plan	Exhibit 10.4.1 to Report on Form 10-Q for period ended September 30, 2002

10.7	Stock and Warrant Purchase Agreement (as amended)	Exhibit 99.2 to Report on Form 10-Q for period ended December 31, 2003

10.8	Optical Card Manufacturing License Agreement with Global Investments Group	Exhibit 10.8 to Report on Form 10-K for fiscal year ended March 31, 2004**

10.9*	2004 Equity Incentive Compensation Plan (as Amended)	Appendix A to Schedule 14A Proxy Statement for 2005Annual Stockholders Meeting

10.10	June 29, 2006 Amendment to License and Equipment Agreement with Global Investments Group	Exhibit 10.10 to Report on Form 10-Q for period ended June 30, 2006**

10.11	October 27, 2006 Modified Third Amendment to License and Equipment Agreement with Global Investments Group and Prevent LOK	Exhibit 10.11 to Report on Form 8-K dated October 30, 2006

16.3	Letter re Change in Certifying Accountants	Exhibit 16.1 to Report on Form 8-K dated December 14, 2004

21	Subsidiaries of the Registrant	Filed herewith as page 82

23.1	Consent of Odenberg, Ullakko, Muranishi & Co. LLP, Independent Registered Public Accounting Firm	Filed herewith as page 83

24	Power of attorney	Filed herewith as page 79

31.1	Rule 13a-14(a)/15d-14(a) Certification of Richard M. Haddock, principal executive officer	Filed herewith as page 84

31.2	Rule 13a-14(a)/15d-14(a) Certification of Steven G. Larson, principal financial officer	Filed herewith as page 85

32.1	Section 1350 Certification of Richard M. Haddock, chief executive officers	Filed herewith as page 86

32.2	Section 1350 Certification of Steven G. Larson, chief financial officer	Filed herewith as page 87

___________________
*Indicates management contract or compensatory plan or arrangement.
**Portions were omitted pursuant to request for confidential treatment.

(b)	Exhibits
Exhibits 21, 23.1, 24, 31.1, 31.2, 32.1 and 32.2 are filed herewith.

(c)	Financial Statement Schedule
Schedule II to our consolidated financial statements is on page 78.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON FINANCIAL STATEMENT SCHEDULE

The Board of Directors and Stockholders
LaserCard Corporation:

The audit referred to in our report dated May 18, 2007, included the related financial statement schedule for the fiscal years ended March 31, 2007, 2006 and 2005, included in this Annual Report on Form 10-K. The financial statement schedule is the responsibility of management. Our responsibility is to express an opinion on the financial statement schedule based on our audits. In our opinion, such financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/Odenberg, Ullakko, Muranishi & Co. LLP
San Francisco, California
May 18, 2007

SCHEDULE II
LASERCARD CORPORATION AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
For the Fiscal Years Ended March 31, 2005, 2006 and 2007
(In thousands)

	Balance at	Additions (Deletions)	Additions			Balance at
	Beginning	Charged (Credited)	Charged to		Deductions/	End of
Description	of Period	to Profit & Loss	Other Accounts		Write-off	of Period

Fiscal year 2005:

Product return reserve	$86	$311	$-		$373	$24

Bad debt reserve	$210	$22	$-		$200	$32

Inventory reserves	$983	$381	$-		$716	$648

Warranty reserve	$46	$207	$-		$120	$132

Deferred income tax asset valuation allowance	$14,751	$3,675	$-		$-	$18,426

Fiscal year 2006:

Product return reserve	$24	$78	$-		$24	$78

Bad debt reserve	$32	$34	$(2)	(1)	$-	$64

Inventory reserves	$648	$274	$-		$418	$503

Warranty reserve	$132	$569	$(1)	(1)	$52	$648

Deferred income tax asset valuation allowance	$18,426	$901	$-		$-	$19,327

Fiscal year 2007:

Product return reserve	$78	$-	$-		$-	$78

Bad debt reserve	$64	$24	$6	(1)	$28	$66

Inventory reserves	$503	$483	$17	(1)	$166	$837

Warranty reserve	$648	$164	$5	(1)	$74	$743

Deferred income tax asset valuation allowance	$19,327	$3,172	$-		$6,283	$16,216

Notes:
(1) Due to Foreign Exchange rate translation

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

Dated: June 12, 2007

LASERCARD CORPORATION

By: /s/ Richard M. Haddock
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/Richard M. Haddock	President and Chief Executive Officer	June 12, 2007
Richard M. Haddock	(Principal Executive Officer)
Director

/s/Steven G. Larson	Vice President of Finance and Treasurer	June 12, 2007
Steven G. Larson	(Principal Financial Officer and
Principal Accounting Officer)

/s/Bernard C. Bailey	Director	June 12, 2007
Bernard C. Bailey

/s/Arthur H. Hausman	Director	June 12, 2007
Arthur H. Hausman

/s/Donald E. Mattson	Director	June 12, 2007
Donald E. Mattson

Director
Dan Maydan

/s/Albert J. Moyer	Director	June 12, 2007
Albert J. Moyer

/s/Walter F. Walker	Director	June 12, 2007
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

10.8
Optical Card Manufacturing License Agreement with Global Investments Group; filed as Exhibit as Exhibit 10.8 to Report on Form 10-K for fiscal year ended March 31, 2004 and incorporated herein by reference**

10.9*
2004 Equity Incentive Compensation Plan, as Amended; previously filed as Appendix A to Schedule 14A Proxy Statement for 2005 Annual Stockholders Meeting filed with the SEC on September 6, 2005, and incorporated herein by reference

10.10
June 29, 2006 Amendment to License and Equipment Agreement with Global Investments Group and Prevent LOK; previously filed as Exhibit 10.10 to Report on Form 10-Q for period ending June 30, 2006, and incorporated herein by reference**

10.11
October 27, 2006 Modified Third Amendment to License and Equipment Agreements with Global Investments Group and Prevent LOK; previously filed as Exhibit 10.11 to Form 8-K dated October 30, 2006, which was filed with the SEC on November 1, 2006, and incorporated herein by reference

16.3	Letter re Change in Certifying Accountant; previously filed as Exhibit 16.1 to Current Report on Form 8-K dated December 14, 2004

21	Subsidiaries of the Registrant; filed herewith as page 82

23.1	Consent of Odenberg, Ullakko, Muranishi & Co. LLP, Independent Registered Public Accounting Firm; filed herewith as page 83

24	Power of Attorney; filed herewith as page 79

31.1	Rule 13a-14(a)/15d-14(a) Certification of Richard M. Haddock, principal executive officer; filed herewith as page 84

31.2	Rule 13a-14(a)/15d-14(a) Certification of Steven G. Larson, principal financial officer; filed herewith as page 85

32.1	Section 1350 Certification of Richard M. Haddock, chief executive officer and president; filed herewith as page 86

32.2	Section 1350 Certification of Steven G. Larson, chief financial officer; filed herewith as page 87

*Indicates management contract or compensatory plan or arrangement.
**Portions were omitted pursuant to a request for confidential treatment.