Form 10-Q
period 2007-06-30
LASERCARD CORP
filed 2007-08-06
CIK 30140

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2007

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

Number of outstanding shares of common stock, $.01 par value, at August 6, 2007: 11,877,940

Exhibit Index is on Page 42

Total number of pages is 47

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

LASERCARD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	(Unaudited)
	June	March
	30, 2007	31, 2007*
ASSETS
Current assets:
Cash and cash equivalents	$1,991	$3,026
Short-term investments	15,600	17,500
Accounts receivable, net of allowances of $75 at June 30, 2007 and $144 at March 31, 2007	3,655	3,489
Inventories, net of reserve of $864 at June 30, 2007 and $837 at March 31, 2007	11,494	11,462
Deferred contract costs	100	233
Prepaid and other current assets	1,669	1,594
Total current assets	34,509	37,304

Property and equipment, net	12,557	12,988
Deferred long-term contract costs	873	721
Equipment held for resale	6,433	6,340
Patents and other intangibles, net	403	411
Notes receivable	229	227
Other non-current assets	109	109
Total assets	$55,113	$58,100

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,603	$2,284
Accrued liabilities	2,712	2,989
Deferred income tax liabilities	376	388
Advance payments from customers	1,352	1,838
Deferred revenue	1,718	1,584
Total current liabilities	7,761	9,083

Advance payments from customers	23,554	23,554
Deferred revenue	2,000	2,000
Deferred rent	947	864
Total liabilities	34,262	35,501

Stockholders' equity:
Common stock	119	119
Additional paid-in capital	61,611	61,068
Accumulated deficit	(41,019)	(38,722)
Accumulated other comprehensive income	140	134
Total stockholders' equity	20,851	22,599

Total liabilities and stockholders' equity	$55,113	$58,100

*Amounts derived from audited consolidated financial statements at the date indicated.

The accompanying notes are an integral part of these condensed consolidated financial statements.

LASERCARD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(In thousands, except per share amounts)

	Three Months Ended
	June 30,
	2007	2006

Revenues	$7,855	$10,554
Cost of sales (includes $66 and $87 stock-based compensation in
the three month period ended June 30, 2007 and 2006, respectively)	6,194	6,389
Gross profit	1,661	4,165

Operating expenses:
Selling, general, and administrative expenses (includes
$311 and $240 stock-based compensation in the three
months ended June 30, 2007 and 2006, respectively)	3,489	3,420
Research and development expenses (includes $60 and $106
stock-based compensation in the three months ended
June 30, 2007 and 2006, respectively)	788	745
Total operating expenses	4,277	4,165
Operating loss	(2,616)	-

Other income, net	241	206

Income (loss) before income taxes	(2,375)	206

Income tax benefit	(16)	(6)

Net income (loss)	$(2,359)	$212

Net income (loss) per share:
Basic	$(0.20)	$0.02
Diluted	$(0.20)	$0.02

Weighted-average shares of common stock
used in computing net income (loss) per share:
Basic	11,866	11,768
Diluted	11,866	12,280

The accompanying notes are an integral part of these condensed consolidated financial statements.

LASERCARD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Three Months Ended
	June 30,
	2007	2006
Cash flows from operating activities:
Net income (loss)	$(2,359)	$212
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Depreciation and amortization	731	637
Loss on disposal of equipment	2	-
Provision for doubtful accounts receivable	8	16
Provision for excess and obsolete inventory	37	90
Provision for warranty reserve	39	77
Stock-based compensation	437	433
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	(155)	1,521
Decrease (increase) in inventories	(51)	489
Increase in deferred contract costs	(18)	(807)
Increase in prepaid and other current assets	(71)	(174)
Increase in equipment held for resale	(93)	(145)
Increase in other non-current assets	-	(2)
Decrease in accounts payable and accrued liabilities	(953)	(2,485)
Decrease in deferred income tax liabilities	(16)	(12)
Increase in deferred revenue	132	19
Increase in long-term deferred rent	83	58
Increase (decrease) in advance payments from customers	(488)	413
Net cash provided by (used in) operating activities	(2,735)	340
Cash flows from investing activities:
Purchases of property and equipment	(246)	(1,073)
Acquisition of patents and other intangibles	(26)	(45)
Purchases of short-term investments	-	(5,900)
Proceeds from maturities of short-term investments	1,900	7,550
Net cash provided by investing activities	1,628	532
Cash flows from financing activities:
Proceeds from sale of common stock through stock plans	106	691
Payment of bank loan	-	60
Net cash provided by financing activities	106	751
Effect of exchange rate changes on cash and cash equivalents	(34)	(41)
Net increase (decrease) in cash and cash equivalents	(1,035)	1,582
Cash and cash equivalents:
Beginning of period	3,026	2,121
End of period	$1,991	$3,703

The accompanying notes are an integral part of these condensed consolidated financial statements.

LASERCARD CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. Basis of Presentation

The unaudited condensed consolidated financial statements contained herein include the accounts of LaserCard Corporation (the “Company” and “we”) and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The consolidated balance sheet data as of March 31, 2007 was derived from audited financial statements, but does not include all disclosures required by U.S. generally accepted accounting principles.

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

These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the fiscal year ended March 31, 2007, included in the Company's Annual Report on Form 10-K, filed with the SEC on June 12, 2007.

The results of operations for the three months ended June 30, 2007 are not necessarily indicative of results to be expected for the entire fiscal year ending March 31, 2008.

Recently Adopted Accounting Pronouncements: In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”). This Interpretation clarifies the accounting for uncertainty in income taxes recognized in the Company’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The evaluation of a tax position in accordance with FIN 48 is a two-step process. The first step is recognition: The Company determines whether it is “more-likely-than-not” that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In evaluating whether a tax position has met the “more-likely-than-not” recognition threshold, the Company presumes that the position will be examined by the appropriate taxing authority that would have full knowledge of all relevant information. The second step is measurement: A tax position that meets the “more-likely-than-not” recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely to be realized upon ultimate settlement. FIN 48 is effective for fiscal years beginning after December 15, 2006.

Upon adoption of FIN 48 on April 1, 2007, the Company recognized a cumulative effect adjustment of $61,000, decreasing its income tax liability for unrecognized tax benefits, and decreasing the March 31, 2007 accumulated deficit balance. At June 30, 2007, the Company has recorded unrecognized tax benefits of $202,000. The Company does not expect any material change in its unrecognized tax benefits over the next twelve months.

The Company recognizes interest and penalties accrued on any unrecognized tax benefits as a component of its provision for income taxes. As of June 30, 2007, the Company has accrued $48,000 for payment of interest and penalties related to unrecognized tax benefits.

LASERCARD CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The table below shows the changes in the accumulated deficit as of June 30, 2007 (in thousands):

Balance at March 31, 2007, as reported	$(38,722)
FIN 48 adjustments to beginning balance	62
Net loss during the period	(2,359)
Balance at June 30, 2007	$(41,019)

Although the Company files U.S. federal, various state, and foreign tax returns, the Company’s only major tax jurisdictions are the United States, California and Germany.  Tax years 1993 - 2007 remain subject to examination by the appropriate governmental agencies due to tax loss carryovers from those years.

Recently Issued Accounting Pronouncements: In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 is intended to be applied in conjunction with other accounting pronouncements that require or permit fair value measurements. Although SFAS No. 157 does not require any new fair value measurements, its application may change current practice for some entities. The definition of fair value contained in SFAS No. 157 retains the exchange price notion inherent in earlier definitions of fair value. SFAS No. 157 clarifies that the exchange price is the price in an orderly transaction between market participants to sell an asset or transfer a liability in the principal (or most advantageous) market for the asset or liability. Accordingly, the definition focuses on the price that would be received to sell the asset or paid to transfer the liability at the measurement date (an exit price), not the price that would be paid to acquire the asset or received to assume the liability at the measurement date (an entry price). SFAS No. 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Therefore, SFAS No. 157 prescribes that a fair value measurement be determined based on the assumptions that market participants would use in pricing the asset or liability. The Company has not yet determined what impact this statement will have on its condensed consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 provides entities with an option to report selected financial assets and liabilities at fair value, with the objective to reduce both the complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company has not yet determined what impact this statement will have on its condensed consolidated financial statements.

2. Summary of Significant Accounting Policies

(1.) Principles of Consolidation and Basis of Presentation. The accompanying condensed consolidated financial statements have been prepared in accordance with U. S. generally accepted accounting principles. The condensed consolidated financial statements include the accounts of LaserCard Corporation and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

(2.) Use of Estimates. The preparation of condensed consolidated financial statements in conformity with U. S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(3.) Fiscal Period. For purposes of presentation, the Company labels its annual accounting period end as March 31 and its quarterly accounting period ends as June 30, September 30 and December 31. The Company, in fact, operates and reports based on quarterly periods ending on the Friday closest to month end. The 13-week first quarter of fiscal year 2008 ended on June 29, 2007, and the 13-week first quarter of fiscal year 2007 ended on June 30, 2006.

LASERCARD CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(4.) Foreign Currency Transactions. The functional currency of the Company's foreign subsidiary is generally the local currency. The financial statements of this subsidiary are translated to United States dollars using period-end rates of exchange for assets and liabilities and average rates of exchange for the year for revenues and expenses. Translation gains (losses) are recorded in accumulated other comprehensive income (loss) as a component of stockholders' equity. Net gains and losses resulting from foreign exchange transactions are included in selling, general and administrative expenses and were not significant during the periods presented.

(5.) Derivative Financial Instruments. The Company uses short-term foreign exchange forward contracts to mitigate foreign currency risk associated primarily with inter-company receivables and payables, and loan receivables (denominated in Euros) with its German subsidiary.  Our foreign exchange forward contracts are not designated for accounting purposes as hedging instruments under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended.  Accordingly, any gains or losses resulting from changes in the fair value of the forward contracts are reported in other income.  The gains and losses on these forward contracts generally offset gains and losses associated with the underlying foreign currency denominated inter-company receivables and payables, and loans receivable.  At June 30, 2007 and March 31, 2007, we had foreign exchange forward contracts with a maturity of less than 30 days to purchase 2.3 million euros. The fair value of the forward contracts was not material at June 30, 2007 and March 31, 2007.

(6.) Concentrations of Risk. Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash, cash equivalents, short-term investments, long-term investments and accounts receivable. The Company places its cash, cash equivalents, and short-term and long-term investments in high-credit quality financial institutions. The Company is exposed to credit risk in the event of default by these institutions to the extent of the amount recorded on the condensed consolidated balance sheet. As of June 30, 2007 and March 31, 2007, the Company’s short-term investments consist of auction rate securities and there were no long-term investments. Accounts receivable are derived from revenue earned from customers primarily located in the United States, Italy and Germany. The Company performs ongoing credit evaluations of its customers’ financial condition and generally does not require collateral. The Company maintains reserves for potential credit losses and historically, such losses have been immaterial.

(7.) Major Customers. The following customers accounted for more than 10% of revenues for the periods shown below. The revenue from these customers was attributable to both the optical memory card and the optical card drive segments. No other customer accounted for more than 10% of revenues during these periods.

	Three Months Ended
	June 30,
	2007	2006
Customer A	38%	27%
Customer B	<10%	20%
Customer C	―	20%
Customer D	14%	―

Two customers accounted for 28% and 26%, respectively, of accounts receivable at June 30, 2007. Two customers accounted for 31% and 17%, respectively, of accounts receivable at March 31, 2007.

(8.) Cash and Cash Equivalents, Short-term Investments and Long-term Investments. The Company considers all highly liquid investments, consisting primarily of commercial paper, discount notes and U.S. government bonds, with maturities of three months or less at the date of purchase, to be cash equivalents. Cash and cash equivalents at June 30, 2007 and March 31, 2007 were $2.0 million and $3.0 million, respectively. As of June 30, 2007 and March 31, 2007, the Company held auction rate securities which had been accounted for as available-for-sale and classified as short-term investments. The fair values of the auction rate securities, based on quoted market prices, were substantially equal to their carrying costs due to the frequency of the reset dates. Short-term investments also include investments with maturities at date of purchase of more than three months and investments with remaining maturities of less than one year. All investments with maturities at date of purchase greater than one year are classified as long-term investments. Management determines the appropriate classification of debt securities at the time of purchase and re-evaluates the classification of investments as of each balance sheet date.

LASERCARD CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

All short-term investments, except for auction rate securities which are recorded at fair value, and long-term investments are classified as held to maturity and are stated in the condensed consolidated balance sheet at amortized cost. As such investments are classified as held to maturity, no unrealized gains or losses are recorded. The carrying amounts of individual held to maturity securities are reviewed at the condensed consolidated balance sheet date for potential impairment. As of June 30, 2007 and March 31, 2007, the Company had determined that an impairment which was “other than temporary” had not occurred.

The carrying amounts of short-term investments in the form of auction rate securities as of June 30, 2007 and March 31, 2007 are $15.6 million and $17.5 million, respectively.

The Company had no long-term investment as of June 30, 2007 and March 31, 2007.

(9.) Fair Value of Financial Instruments. The carrying amounts of the Company’s financial instruments including cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued liabilities, approximate their fair values due to their short maturities.

(10.) Accounts Receivable. We maintain allowances for doubtful accounts and product return reserves for anticipated losses resulting from the inability of our customers to make required payments and in-process product returns. We generally compute our allowances based on specifically identifying accounts that are past due and that are likely not collectible. Interest receivable is accrued from investments in auction rate securities and other interest-bearing securities. Other receivables are comprised of value added tax refunds and miscellaneous items. The components of accounts receivable as of June 30, 2007 and March 31, 2007 are (in thousands):

	June 30,	March 31,
	2007	2007
Trade receivables	$3,510	$3,383
Allowance for doubtful accounts	(75)	(66)
Product return reserves	0	(78)
Interest receivable	22	34
Other receivables	198	216
Total accounts receivable, net	$3,655	$3,489

(11.) Inventories. Inventories are stated at the lower of cost or market, with cost determined on a first-in, first-out basis and market based on replacement cost or estimated realizable value less cost to sell. The components of inventories as of June 30, 2007 and March 31, 2007 are (in thousands):

	June 30,	March 31,
	2007	2007
Raw materials	$7,531	$7,763
Work-in-process	790	860
Finished goods	3,173	2,839
Total inventory, net	$11,494	$11,462

The Company establishes lower of cost or market reserves, aged inventory reserves and obsolescence reserves. Inventory reserves are generally recorded when management determines that an item is not readily saleable. Inventory reserves are not relieved until the related inventory has been sold or scrapped. For the three months ended June 30, 2007 and 2006, the Company recorded inventory reserve expense of $50,000 and $90,000, respectively. We did not record any lower of cost or market adjustment in our condensed consolidated statements of operations for the three months ended June 30, 2007 and 2006.

LASERCARD CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs ― an Amendment of ARB No. 43, Chapter 4,” (“SFAS No. 151”) which clarifies that costs for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage) be recognized as current period charges. In addition, SFAS No. 151 requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred in fiscal years beginning after June 15, 2005. The Company applied SFAS No. 151 to inventory costs as of April 1, 2006. The provisions of this statement were applied prospectively. The adoption of SFAS No. 151 increased the cost of inventory by $219,000 and increased net income by the same amount for the three months ended June 30, 2006.

(12.) Equipment Held for Resale. Equipment held for resale primarily consists of parts, labor costs and other costs incurred to build equipment under a contract with Global Investments Group (Prevent). The contract was assigned to Prevent in March 2007. Direct incremental costs associated with the purchase or construction of these items are deferred until revenue is recognized. The components of equipment held for resale as of June 30, 2007 and March 31, 2007 are (in thousands):
	June 30,	March 31,
	2007	2007
Parts	$5,309	$5,297
Labor costs	1,011	931
Other	113	112
Total equipment held for resale	$6,433	$6,340

(13.) Property and Equipment, Net. The components of property and equipment as of June 30, 2007 and March 31, 2007 are (in thousands):
	June 30,	March 31,
	2007	2007
Building and land	$896	$885
Equipment and furniture	24,532	24,334
Construction in progress, including
purchased equipment	621	774
Leasehold improvements	4,882	4,701
	30,931	30,694
Less: accumulated depreciation and amortization	(18,374)	(17,706)
Total property and equipement, net	$12,557	$12,988

Property and equipment are recorded at cost. Depreciation is provided over the estimated useful lives which is four to seven years for equipment and furniture using the straight-line method and twenty-five years for the building using the straight-line method. Leasehold improvements are amortized over the shorter of the life of the asset or the life of the lease using the straight-line method. Depreciation and leasehold amortization expense for the three months ended June 30, 2007 and 2006 was $731,000 and $637,000, respectively. Maintenance and minor repairs and replacements are expensed when incurred. Disposition or retirement of property and equipment related gains and losses are charged to other income and expenses.

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

LASERCARD CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(14.) Goodwill and Other Intangible Assets. Goodwill represents the excess of the purchase price over the fair value of identifiable net tangible and intangible assets acquired in a business combination.  In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company does not amortize goodwill.  Instead, the Company evaluates goodwill for impairment annually in the fourth quarter and whenever events or changes in circumstances indicate that it is more likely than not that an impairment loss has been incurred.  At March 31, 2007, the Company determined that estimated future cash flows were insufficient to justify the carrying value of goodwill and other intangible assets based on management’s decision to suspend optical memory card production in Germany. As such, in the fourth quarter of fiscal year 2007, the Company recorded a non-cash impairment charge of approximately $3.8 million for the full amount of remaining goodwill and other intangible assets related to the Company’s purchase of Challenge Card Design Plastikkarten GmbH of Rastede, Germany, and Cards & More GmbH of Ratingen, Germany on March 31, 2004.  As of June 30, 2007 and March 31, 2007, goodwill was fully charged to impairment. We intend to continue to use the facility and equipment to produce specialty cards although plans to use the facility to produce LaserCard® optical memory cards in Germany have been suspended.

Definite life intangible assets capitalized and accumulated amortization as of June 30, 2007 and March 31, 2007 are as follows (in thousands):

	June 30,	March 31,
	2007	2007
Patent expenditures	$3,580	$3,554
Technology transfer expenditures	545	545
Total patent and other intangible expenditures	4,125	4,099

Patent accumulated amortization	(3,177)	(3,149)
Technology transfer accumulated amortization	(545)	(539)
	(3,722)	(3,688)
Amortizable patents and other intangible, net	$403	$411

(15.) Assessment of Impairment of Tangible and Intangible Long-Lived Assets. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company assesses the impairment of long-lived assets whenever events or changes in circumstances indicate that their carrying value may not be recoverable from the estimated future cash flows expected to result from their use and eventual disposition. The Company’s long-lived assets subject to this evaluation include property and equipment and amortizable intangible assets. If the Company’s estimate of future undiscounted net cash flows is insufficient to recover the carrying value of the assets, the Company will record an impairment loss in the amount by which the carrying value of the assets exceeds the fair value. If assets are determined to be recoverable but the useful lives are shorter than originally estimated, the Company depreciates or amortizes the net book value of the asset over the newly determined remaining useful lives. As of June 30, 2007 and March 31, 2007, the fair value of long-lived assets exceeds their book value. Therefore, no impairment loss has been recognized.

(16.) Accrued Liabilities. The components of accrued liabilities as of June 30, 2007 and March 31, 2007 are (in thousands):
	June 30,	March 31,
	2007	2007
Accrued payroll and fringe benefits	$279	$497
Accrued compensated absences	602	855
Warranty reserves	672	743
Other accrued liabilities	1,159	894
Total accrued liabilities	$2,712	$2,989

LASERCARD CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Where appropriate, provision is made at the time of shipment for estimated warranty costs and estimated returns. We provide a limited warranty for the replacement of defective products. Our limited warranty requires us to repair or replace defective products at no cost to the customer within a specified time period after sale. We estimate the costs that may be incurred under our limited warranty and record a liability in the amount of such costs at the time product revenue is recognized. Factors that affect our estimate of warranty liability include the number of units sold, and historical and anticipated rates of warranty claims. We assess the adequacy of our recorded warranty liability and adjust the amount as necessary. We utilize historical trends and information received from our customers to assist in determining the appropriate estimated warranty accrual levels. The Company’s product warranty claims are settled through the return of defective products and the shipment of replacement products. The costs of warranty returns for the three months ended June 30, 2007 were approximately $109,000 mainly due to a credit issued to a customer. The costs of warranty returns for the three months ended June 30, 2006 were approximately $58,000. The adequacy of the warranty reserve is reviewed quarterly to verify that it properly reflects the remaining obligations based on the anticipated returns over the balance of the obligation period. Adjustments are made when actual return claim experience differs from estimates. Warranty activities for the three months ended June 30, 2007 and 2006 are as follow (in thousands):

	Three Months Ended
	June 30,
	2007	2006
Beginning balance	$743	$648
Accruals for products sold	38	77
Costs incurred	(109)	(58)
Ending balance	$672	$667

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

(18.) Advance Payments from Customers. The Company routinely receives advance payments on orders placed by its customers. The advance payments are recorded as a liability in the condensed consolidated balance sheets until the related orders are shipped.

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

The Company applies the provisions of Statement of Position 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts" (“SOP 81-1”) in applicable contracts. Revenues on time and materials contracts are recognized as services are rendered at contract labor rates plus material and other direct costs incurred. Revenues on fixed price contracts are recognized on the percentage of completion method based on the ratio of total costs incurred to date compared to estimated total costs to complete the contract. Estimates of costs to complete include material, direct labor, overhead and allowable general and administrative expenses. In circumstances where estimates of costs to complete a project cannot be reasonably estimated, but it is assured that a loss will not be incurred, the percentage-of-completion method based on a zero profit margin, rather than the completed-contract method, is used until more precise estimates can be made. The full amount of an estimated loss is charged to operations in the period it is determined that a loss will be realized from the performance of a contract. The Company recognized approximately $13,000 and $1,000 of revenues for the three months ended June 30, 2007 and June 30, 2006, respectively, based on a zero profit margin related to a long-term contract.

In the fourth quarter of fiscal year 2006, the Company entered into a subcontract covering product and services with a prime contractor for a Middle Eastern country to provide them with card personalization workstation integration for use in that country’s personalized national ID program which includes optical memory cards, hardware, and software. The contract calls for multiple deliverables, installation, and certain client acceptance criteria, as defined in the agreement. In applying the guidance within EITF 00-21, the Company determined the deliverables are not to be accounted for as separate units, but rather as a bundled arrangement as the fair value of the undelivered items cannot be readily determined.  Therefore, revenue recognition on this contract and the associated contract costs were deferred until the predominant undelivered element, the card personalization, was delivered and accepted, commencing with the installation and acceptance of the card personalization system. The Company determined that once the card personalization system was accepted, contract revenue would be recognized ratably based on actual cards personalized and accepted. As the card personalization system was accepted during the period, the Company began recognizing revenue under this contract during the quarter ended March 31, 2007 on cards that had been accepted by customer. The acceptance certificate received from the customer waived the Company's responsibility for the card personalization required prior to customer's acceptance. Revenue of $4 million was recognized based upon the total number of cards accepted up to that time.

On June 23, 2007, the Company and the prime contractor entered into an amendment agreement whereby the Company will provide cards and supplies according to a fixed delivery schedule for the balance of this year. In addition, the Company no longer has obligations pertaining to the installation of equipment, card personalization workstation integration or card personalization. As a result of this amendment, the Company will ratably recognize revenue upon receipt of the customer’s certificate of acceptance. Also under the amendment and associated sales incentives, new prices per card have been established. The subcontract continued to allow for optional orders at customer request over a four-year period, valued at up to another approximately $37 million in cards based on the new agreed upon price per card under the amendment.

LASERCARD CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

During the three months ended June 30, 2007, we recognized revenue of approximately $0.9 million in addition to the $4 million recognized in fiscal year 2007 and as of June 30, 2007, there remained $0.9 million of deferred revenue and $0.9 million of deferred contract costs relating to this contract. The deferred contract costs consist of hardware and integration costs. At June 30, 2007, there was $4.4 million of backlog under this subcontract agreement.

The Company applies the provisions of Statement of Position (“SOP”) No. 97-2, “Software Revenue Recognition,” as amended by Statement of Position 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions” to all transactions involving the sale of software products. Revenue from the license of the Company’s software products is recognized when persuasive evidence of an arrangement exists, the software product has been delivered, the fee is fixed or determinable and collectibility is probable, and, if applicable, upon acceptance when acceptance criteria are specified or upon expiration of the acceptance period. There was no software revenue recognized for the three months ended June 30, 2007. Software revenue was immaterial for the three months ended June 30, 2006.

License revenue, which may consist of up-front license fees and long-term royalty payments, is recognized as revenue when earned. There were no license revenues recorded for the three months ended June 30, 2007 and 2006.

The Company entered into license and optical memory card equipment purchase and support agreements, effective April 3, 2004, with Global Investments Group (GIG), based in Auckland, New Zealand, for optical memory card manufacturing in Slovenia.  GIG transferred the license and other agreements, with our approval, to Prevent Global of Slovenia (Prevent) in March 2007. The agreements provide for payments (other than interest on late payments) to the Company of about $25.6 million which were fully paid as of March 31, 2007, for a 20-year license, the required manufacturing equipment for a targeted initial manufacturing capacity of 10 million optical cards annually and installation support, and a four-year training and support package. Of the $25.6 million we received, $23.6 million was recorded as advance payments from customer and $2 million for the licensing fee was recorded as deferred revenue. Both were classified as long term liabilities in the condensed consolidated balance sheets. As of June 30, 2007, the Company had $6.4 million of acquired equipment, plus direct and incremental expenses, classified as equipment held for resale on our condensed consolidated balance sheets. Beginning in the fifth year of the contract, Prevent is to pay $3 million for a three-year support package, and has options for thirteen additional years of support for payments of $1 million annually.  In addition to the $41.6 million discussed above, Prevent is to pay royalties of $0.60 per card for each card produced under the license.  The territories covered by the license include most of the European Union and Eastern European regions.  Prevent has exclusive marketing rights in certain territories, with performance goals to maintain these rights. The Company retains rights to utilize up to 20% of the new facility capacity as backup and a capacity buffer to augment our own card manufacturing facilities in Mountain View, California and possibly at the Company’s German subsidiary. The granting of this license to Prevent establishes a potential second source supplier of optical memory cards for existing and prospective customers who may request multiple sources for cards.  The agreement contains various elements including a card manufacturing license, sale and installation of equipment, training and ongoing support, and contingent payments for support, materials, and royalty payments for cards manufactured. In accordance with EITF 00-21 “Revenue Arrangements with Multiple Deliverables,” the card manufacturing license, sale and installation of equipment, training and support package, have been accounted for as one unit of accounting, since we were unable to determine evidence of the fair value for the undelivered items other than ongoing support. The Company is able to determine evidence of fair value for the predominant undelivered item, which is the ongoing annual support of the manufacturing equipment. Accordingly, revenues for the arrangement have been deferred and will be recognized when the equipment is installed and accepted, with the exception of the value of the ongoing annual support of the manufacturing equipment which will be recognized quarterly as earned, beginning when the equipment is accepted and training has been completed, which date is dependent on Prevent establishing a suitable facility in Slovenia. Pursuant to FTB 90-1, “Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts” the support revenue will be recognized ratably over the remaining term of the agreement.

LASERCARD CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(20.) Research and Development Expenses. Costs related to research, design and development of products are charged to research and development expense as incurred. Research and development costs include salaries, contractor fees, building and utility costs, and depreciation.

(21.) Shipping and Handling Costs. Shipping and handling costs are recorded in cost of sales.

(22.) Advertising Costs. Advertising costs consist of development and placement costs of the Company’s advertising campaigns and are charged to expense when incurred. Advertising expense was approximately $202,000 and $188,000 for the three months ended June 30, 2007 and 2006, respectively.

(23.) Stock-based Compensation. Effective April 1, 2006, the Company adopted Statement of Financial Accounting Standard (“SFAS”) No. 123(R), Share-Based Payment, which requires share-based payment transactions to be accounted for using a fair value based method and the recognition of the related expense in the results of operations.

The Company adopted SFAS No. 123(R) using the modified prospective method of transition which requires compensation expense related to share based payments to be recognized beginning on the adoption date over the requisite service period, generally the vesting period, for awards granted after April 1, 2006, and over the remaining service period for the unvested portion of awards granted prior to April 1, 2006. The condensed consolidated financial statements for prior fiscal years have not been restated to reflect the impact of adopting SFAS No. 123(R).

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

Stock Options: Under the provisions of SFAS No. 123(R), stock-based compensation cost is estimated at the grant date based on the fair value of the award and compensation cost is recognized as an expense over the requisite service period of the award, generally the vesting period. The fair value of non-vested stock awards was determined by reference to the fair market value of the Company’s common stock on the date of grant. Consistent with the valuation method the Company used for disclosure-only purposes under the provisions of SFAS No. 123(R), the Company uses the Black-Scholes valuation model to estimate the fair value of option awards. Determining the appropriate fair value model and related assumptions requires judgment, including estimating stock price volatility, forfeiture rates and expected terms. The following assumptions were utilized to estimate the fair value of the Company’s stock option awards during the three months ended June 30, 2007 and 2006:

	Three Months Ended
	June 30,
	2007	2006
Expected stock price volatility	55%	55%
Risk-free interest rates	4.93%	5%
Expected life of options	4.4 years	4.4 to 5 years
Expected annual dividends	―	―

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

LASERCARD CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

The Company recognized the full amount of the stock-based employee compensation expense of its equity incentive plans in the condensed consolidated statements of operations for the three months ended June 30, 2007 and 2006, and did not capitalize any such costs in the condensed consolidated balance sheets.

Stock-based compensation expense related to stock options was recorded in the Company’s condensed consolidated statements of operations was allocated as follows (in thousands):

	Three Months Ended
	June 30,
	2007	2006
Cost of sales	$66	$87
Selling, general and administrative expense	283	221
Research and development expense	60	106

Stock-based compensation expense before income tax	409	414
Less: income tax benefit	―	―
Net stock-based compensation expense after income tax	$409	$414

As of June 30, 2007, about $4 million of total unrecognized compensation cost related to unvested share-based compensation arrangements is expected to be recognized over the remaining vesting period through June 30, 2011. As of June 30, 2006, there was approximately $7.6 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under our stock incentive plans which is expected to be recognized over the remaining vesting period through June 30, 2010.

We recorded no income tax benefit on stock based compensation expense for the three months ended June 30, 2007 and 2006, as we have cumulative operating loss carryovers, for which a full valuation allowance has been established.

The FASB Staff Position ("FSP") No. 123R-3, "Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards," requires an entity to follow either the transition guidance for the additional-paid-in-capital (APIC) pool as prescribed in SFAS No. 123(R) or the alternative transition method described in FSP No. 123R-3. An entity that adopts SFAS No. 123(R) using the modified prospective application may make a one-time election to adopt the transition method described in the FSP No. 123R-3, and may take up to one year from the latter of its initial adoption of SFAS No. 123(R) or the effective date of the FSP No. 123R-3 to evaluate the available transition alternatives and make its one-time election. We have elected to use the simplified method provided for in FSP FAS 123R-3 to calculate our APIC pool effective April 1, 2007. The adoption of the FSP did not have a material impact on our consolidated financial position, results of operations or cash flows.

Employee Stock Purchase Plan. The Company has an Employee Stock Purchase Plan (ESPP), under which eligible employees may designate from 2% to 6% of their compensation to be withheld for the purchase of shares of common stock at 67% of the average price over the three-day period prior to the purchase date. The differential between fair market value and the average price of the shares sold under the ESPP is charged to operations as a compensation expense and is taxed to the employee as income. The Company had stock based compensation expense of approximately $28,000 and $19,000 relating to the ESPP which was included in the Company’s condensed consolidated statements of operations for the three months ended June 30, 2007 and 2006, respectively.

LASERCARD CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(24) Comprehensive Income (Loss). Under SFAS No. 130, “Reporting Comprehensive Income,” comprehensive income (loss) is defined as the changes in equity of an enterprise except for those resulting from stockholders’ transactions. For the three months ended June 30, 2007 and 2006, comprehensive income (loss) is as follows (in thousands):

	Three Months Ended
	June 30,
	2007	2006
Net income (loss)	$(2,359)	$212
Net change in cumulative foreign
currency transaltion adjustments	6	71
Comprehensive income (loss)	$(2,353)	$283

(25) Indemnification. The Company’s major sales agreements provide remedies to customers, such as defense, settlement, or payment of judgment for intellectual property claims related to the use of the Company’s products. The Company also has indemnified various vendors for certain potential claims. The Company has also entered into indemnification agreements with its directors and officers and the Company’s bylaws contain similar indemnification obligations. To date, there have been no claims made under such indemnification provisions and as a result the associated estimated fair value of the liability is not material.

3. Net Income (Loss) per Share

Basic net income (loss) per share and diluted net loss per share are computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the three months ended June 30, 2007. Diluted net income per share is computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding during the three months ended June 30, 2007. Common stock equivalents consist of stock options and warrants using the treasury stock method.

LASERCARD CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The reconciliation of the denominators of the basic and diluted net income (loss) per share computation for the three months ended June 30, 2007 and 2006 is shown in the following table (in thousands, except per share data):

	Three Months Ended
	June 30,
	2007	2006

Net income (loss)	$(2,359)	$212

Basic net income (loss) per share:
Weighted average common shares outstanding	11,866	11,768

Basic net income (loss) per share	$(0.20)	$0.02

Diluted net income (loss) per share:
Weighted average common shares outstanding	11,866	11,768
Weighted average common shares from stock option grants	—	512
Weighted average common shares and common stock
equivalents outstanding	11,866	12,280

Diluted net income (loss) per share	$(0.20)	$0.02

Stock options and warrants having an exercise price greater than the average market value for profitable periods are excluded from the calculation of diluted net income per share, as their effect would be antidilutive. Therefore, stock options to purchase 188,000 shares and warrants to purchase 174,057 shares were excluded from the calculation of diluted net income per share for the three months ended June 30, 2006. As the effect of common stock equivalents would be antidilutive since the Company incurred a loss in the three months ended June 30, 2007, all stock options and warrants were excluded from the calculation of diluted net loss per share for that period.

LASERCARD CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

The accounting policies used to derive reportable segment results are the same as those described in the "Summary of Significant Accounting Policies." Resources are allocated to the optical memory card and optical card drive segments in a manner that optimizes optical memory card revenues and to the specialty card and printers segment in a manner that optimizes consolidated income as determined by the chief operating decision maker. Segment revenues are comprised of sales to external customers. Segment gross profit (loss) includes all segment revenues less the related cost of sales. Accounts receivable, cash, deferred income taxes, prepaid expenses, fixed assets and inventory are not separately reported by segment to the chief operating decision maker. Therefore, the amount of assets by segment is not meaningful. There are no inter-segment sales or transfers. All of the Company’s long-lived assets are attributable to the United States except for $3.5 million at June 30, 2007 and $3.7 million at March 31, 2007 that are located in Germany.

The Company's chief operating decision maker is currently the Company's Chief Executive Officer. The chief operating decision maker reviews financial information presented on a consolidated basis that is accompanied by disaggregated information about revenues and gross profit (loss) by segment.

LASERCARD CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The table below presents information for optical memory cards, optical card drives and specialty cards and card printers and a reconciliation of segment results to amounts included in the Company’s condensed consolidated financial statements for the three months ended June 30, 2007 and 2006 (in thousands):

	T h r e e M o n t h s E n d e d J u n e 3 0 , 2 0 0 7

	Optical	Optical	Specialty
	Memory	Card	Cards &	Segment
	Cards	Drives	Printers	Total	Other (a)	Total
Revenue	$4,562	$355	$2,938	$7,855	$-	$7,855
Cost of sales	3,522	438	2,234	6,194	-	6,194
Gross profit (loss)	1,040	(83)	704	1,661	-	1,661
Depreciation and
amortization expense	454	46	77	577	154	731

	T h r e e M o n t h s E n d e d J u n e 3 0 , 2 0 0 6

	Optical	Optical	Specialty
	Memory	Card	Cards &	Segment
	Cards	Drives	Printers	Total	Other	Total
Revenue	$7,495	$184	$2,875	$10,554	$-	$10,554
Cost of sales	3,851	362	2,176	6,389	-	6,389
Gross profit (loss)	3,644	(178)	699	4,165	-	4,165
Depreciation and
amortization expense	394	44	81	519	118	637

(a)	Other depreciation and amortization expense represents amounts charged to selling, general and administrative expense and research and development expense.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the Company's financial condition, results of operations and critical accounting policies should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this Form 10-Q Report and the consolidated financial statements and notes thereto for the year ended March 31, 2007, included in the Company's fiscal 2007 Annual Report on Form 10-K.

FORWARD-LOOKING STATEMENTS

All statements contained in this report that are not historical facts are forward-looking statements.  The forward-looking statements in this report are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  They are not historical facts or guarantees of future performance or events. Rather, they are based on current expectations, estimates, beliefs, assumptions, and goals and objectives and are subject to uncertainties that are difficult to predict.  As a result, our actual results may differ materially from the statements made.  Often such statements can be identified by their use of words such as “may,” “will,” “intends,” “plans,” “believes,” “anticipates,” “visualizes,” “expects,” and “estimates.”  Forward-looking statements made in this report include statements as to our beliefs as to current and potential market segments, customers, and applications for and deployment of our  products; the advantages of, potential income from, and duties to be performed under the sale of a second-source card manufacturing license to Prevent Global (Prevent);  our intent to retain the Prevent equipment until Prevent is ready to receive the equipment; future scheduled payments and contingent royalties under the Prevent contract, Prevents’ planned production capacity, and that we will sell equipment to Prevent and provide Prevent with installation support; production quantities, delivery rates and expected delivery schedule, backlog, and revenue recognition for our products for U.S. or foreign government ID card programs, potential annual revenues being $40 to $50 million at full implementation from the Italy programs with expected revenues unable to be determined until the prime contractor issues follow-on orders; our expectation for no future growth from the U.S. Green Card and Laser Visa BCC program, with steady state revenue to average $10 million if the option years are elected; plans to increase card production capacity for anticipated increases in orders including possibly $8 million in capital equipment and leasehold improvements during the next twelve to eighteen months; and expecting growth of less than 10% in the specialty card and printer segment and expecting negative gross profit from the optical card drive market; our intent to update our SFAS No. 123(R), “Shared-Based Payments,” assumptions at least annually; that the prime contractor for a Middle Eastern country will accept future shipments of cards and supplies or the customer will exercise the optional orders over a four-year period of up-to another approximately $37 million in cards under the amended contract; our intent to find another photographic film supplier should Kodak cease supplying such film and to take advantage of any last-buy opportunity which Kodak may choose to provide; our intent to pursue patent infringers by litigation, arbitration, or negotiation; the need for, expected success of, and potential benefits from our research and development efforts, including our attempts to develop other forms of optical recording media for use in optical memory cards and the potential benefits derived there from; expectations regarding revenues (overall and by segment and by customer), margins, profit (including likely losses in the future if full implementation of the Italian program is further delayed), and our deferred income tax asset and related valuation allowance; that we do not expect any material change in our unrecognized tax benefits over the next twelve months; our expectations that examination of open tax years by the appropriate governmental agencies due to the tax loss carryovers from those years will pose no material change in our tax position; our belief that our current five major programs, plus maybe one or two others, will be the basis for a majority of our revenues in the near term; estimates of optical card production capacity, our ability to expand production capacity, and our plans and expectations regarding the growth and associated capital costs of such capacity; estimates that revenues and advance payments will be sufficient to generate cash from operating activities over the next twelve months and fund our actual capital expenditures despite expected quarterly fluctuations; expectations regarding market growth, product demand, and the continuation of current programs; and our long-term revenue growth objectives, and drive pricing strategy.

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

CRITICAL ACCOUNTING POLICIES

Except for the adoption of the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”) as described in Note 1 of the Notes to Condensed Consolidated Financial Statements our critical accounting policies in our Annual Report on Form 10-K for the fiscal year ended March 31, 2007 have not changed materially.

RESULTS OF OPERATIONS

Overview

We are headquartered in Mountain View, California where we manufacture LaserCard® optical memory cards and card related products, including chip-ready Optical/Smart™ cards. In addition, we operate a wholly owned German subsidiary, Challenge Card Design Plastikkarten GmbH (“CCD”), with offices in Rastede and Ratingen, Germany, which manufactures advanced-technology cards, can provide manufacturing capacity for certain steps of optical memory card production, and markets cards, system solutions, and thermal card printers. We completed the merger of Cards & More GmbH into Challenge Card Design Plastikkarten GmbH in January 2006.

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

The table below presents condensed consolidated revenues, excluding inter-company transactions, recorded by our U.S. and German operations (in thousands):

	Three Months Ended
	June 30,
	2007	2006
U.S. operations	$4,917	$7,679
German operations	2,938	2,875
	$7,855	$10,554

Revenues recorded by our U.S. operations are generally derived from a small number of government customers located throughout the world.  Revenues recorded by our German operations are for a relatively large number of commercial customers, including universities in Germany for student identification cards and organizers of sporting events for secure access cards.

Historically, the largest purchaser of LaserCard products has been a U.S. Government contractor, General Dynamics Information Technology (GDIT), previously Anteon International Corporation. GDIT is the government contractor for LaserCard product sales to the U.S. Department of Homeland Security (DHS), U.S. Department of State (DOS), U.S. Department of Defense (DOD), and the government of Canada. Under government contracts with GDIT, the DHS purchases Green Cards and DOS Laser Visa Border Crossing Cards; the DOD purchases Automated Manifest System cards; and the Canadian government purchases Permanent Resident Cards. Encompassing all of these programs, our product sales to GDIT represented 38% and 27% of the total revenues during the three months ended June 30, 2007 and 2006, respectively. Another unaffiliated company, Laser Memory Card S.p.A., of Italy, accounted for 20% of our total revenues during the three months ended June 30, 2006 mainly for secure government ID card programs in Italy. The revenue for this customer during the three months ended June 30, 2007 was immaterial. A third company, Prevent LOK, accounted for 20% of the total revenue during the three months ended June 30, 2006 for sports logbook cards in Slovenia. A fourth company, Omar K. Alesayi Communications & Space Services Co., Ltd. (ACSS), accounted for 14% of total revenue during the three months ended June 30, 2007 for a national ID card program in a Middle Eastern country.

Our major government programs are shown below as a percentage of total revenues:

	Three Months Ended
	June 30,
	2007	2006
U.S. Green Cards & Laser Visas	35%	22%
National ID Cards in a Middle Eastern Country	14%	―
Vehicle Registration in India	8%	4%
Canadian Permanent Resident Cards	2%	4%
Italian Carta d'Identita Elettonica (CIE) Cards	<1%	1%
Italian Permesso di Soggiorno Elettronico (PSE) Cards
and Carta di Soggiorno Elettronico (CSE) Cards	―	20%

The CIE program has been largely stalled since January 2006 following a change of government and the instigation of a review designed to reduce cost and improve efficiency of the program. In March 2007, we believe a major hurdle to the reactivation of the CIE program was removed when a government decree was published establishing the fee each citizen will pay when issued a card. This cleared the way to resume CIE issuance from the government’s substantial card inventory and to implement the national ID card issuance infrastructure. If and as this occurs, and assuming the national ID card system functions as designed, CIE and PSE card orders could ramp toward their full implementation level which could potentially result in annual revenues of $40 to $50 million. We received and shipped a small order for foreign language versions of the CIE card during the three months ended June 30, 2007. The issuance system for PSE cards is in place and operating and the government is in possession of a substantial card inventory. There was no backlog for these programs at June 30, 2007. We believe that for the fiscal year ending March 31, 2008, follow-on orders for both programs will be received and significant card revenue will be realized although it remains unclear when the prime contractor will issue follow-on orders.

U.S. Laser Visa Border Crossing Cards (BCCs) and Green Cards for the U.S. Department of Homeland Security (DHS) are an important part of our revenue base. For these programs, we recorded card revenues of $2.7 million and $2.3 million for the three months ended June 30, 2007 and 2006, respectively. We received a five-year follow-on U.S. government subcontract in March 2007 with an initial one-year term and four one-year extension options. Backlog at June 30, 2007, for these programs, which is deliverable through September 2007, totaled $2.1 million. We expect to receive follow-on purchase orders throughout the life of the subcontract although no assurance can be given.

Under a subcontract for Canada’s Permanent Resident Cards, we recorded revenue of $0.2 million and $0.4 million for the three months ended June 30, 2007 and 2006, respectively. The backlog at June 30, 2007, was $0.5 million and will most likely be delivered in the three months ending September 30, 2007. The delivery quantity is subject to fluctuation at customer request depending on varying Permanent Resident approval rates.

During the three months ended June 30, 2007, we recognized revenue under a subcontract for the supply of secure national ID cards to a Middle Eastern government of approximately $0.9 million in addition to the $4 million recognized in fiscal year 2007. This followed earlier deliveries of cards and card encoders under previous contracts and purchase orders.  The cards are being issued to adult citizens for national identity purposes and feature the latest advancements in identity fraud protection provided by Optical IDLock™, a combination of the highly-secure LaserCard® optical memory technology and Embedded HologramHD™, the new high-definition “photographic quality” etched image security feature.

At June 30, 2007, there was $4.4 million of backlog under this subcontract agreement. The subcontract continues to allow for optional orders at customer request over a four-year period, valued at up to another approximately $37 million in cards based on the new agreed upon price per card under the amendment. See Notes 2, Item 19 of the notes to condensed consolidated financial statements for a full discussion of the subcontract.

Effective April 3, 2004, we sold a second-source card-manufacturing license, including equipment, training, and support, to Global Investments Group (GIG), based in Auckland, New Zealand, for card manufacturing in Slovenia and began receiving associated cash payments. Recently, and with our approval, GIG transferred the license to Prevent Global of Slovenia (Prevent). We will begin to recognize revenue on this arrangement over the remaining term of the agreement starting when the equipment has been accepted and the training has been completed, which date is in turn dependent on Prevent establishing a suitable facility in Slovenia. Refer to Notes 2, Item 19 of the notes to condensed consolidated financial statements for a full disclosure of the Prevent agreement.

During the third quarter of fiscal year 2007, we implemented and activated a new ERP system designed to provide additional operational and financial reporting functionality in the US operations.  Thorough selection, planning, testing, and implementation processes were instituted to ensure that internal control over financial reporting was in place. We followed Statement of Position (SOP) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” and EITF Issue No. 97-13, "Accounting for Costs Incurred in Connection with a Consulting Contract or an Internal Project That Combines Business Process Reengineering and Information Technology Transformation," to address the accounting for this internal-use computer software. These pronouncements provide guidance for determining which costs should be accounted for as internal-use software and require that certain costs incurred during design and installation of internal-use software be capitalized, costs incurred in the preliminary project stage and system maintenance costs be expensed as incurred, and costs incurred in conjunction with business process re-engineering activities (which are distinguished from software development costs) be expensed as incurred. We capitalized about $474,000 of software costs as of March 31, 2007 related to the ERP initiative and charged approximately $211,000 inclusive of labor in selling, general and administrative expenses during fiscal year 2007. There were no material software costs incurred during the first three months ended June 30, 2007.

Lastly, we may invest up to $8 million in additional capital equipment and leasehold improvement expenditures at our facilities when orders and forecasts justify the investment. These expenditures could occur throughout the next twelve to eighteen months, as more fully discussed under “Management’s Discussion and Analysis--Liquidity and Capital Resources,” of the Form 10-K for the fiscal year ended March 31, 2007.

Revenues

Product Revenues. Our total revenues consisted of sales in our three segments of (1) optical memory cards, (2) optical card drives, drive accessories, maintenance, systems and enabling services, and (3) specialty cards and card printers, as well as in other miscellaneous items. Product revenues were $7.9 million for the three months ended June 30, 2007 versus $10.6 million for the three months ended June 30, 2006.

The following table presents our product revenue by segment (in thousands, except for percentages):

	Three Months Ended
	June 30,
	2007	2006
Optical memory cards	$4,562	$7,495
% of total revenues	58%	71%

Optical cards drives	355	184
% of total revenues	5%	2%

Specialty cards and card printers	2,938	2,875
% of total revenues	37%	27%
Total revenues	$7,855	$10,554

The following table presents our optical memory card revenue by major program (in thousands):

	Three Months Ended
	June 30,
	2007	2006
U.S. Green Cards & Laser Visas	$2,730	$2,343
Italian National ID Card Programs	29	2,131
Canadian Permanent Resident Cards	182	418
National ID Cards in a Middle Eastern Country	865	-
Vehicle Registration in India	599	388
All other programs	157	2,215
Total optical memory card revenues	$4,562	$7,495

Optical memory card revenue decreased for the first quarter of fiscal year 2008 as compared with first quarter of fiscal year 2007 due mainly to the decrease in card unit volume for the Italian CIE program and a sport membership card program included in “All other programs” above.

Revenue in the optical card drive segment, including systems and enabling services, grew about $0.2 million in the first quarter of fiscal year 2008 as compared with first quarter of fiscal year 2007 due mainly to activity in the national ID card program for a Middle Eastern government. We do not anticipate that we will derive significant profits in the near term on drive sales as prices are set near the manufacturing cost in order to promote optical memory card sales.

Specialty cards and printers revenue was approximately $2.9 million for the first quarter of both fiscal year 2008 and fiscal year 2007. We anticipate growth of less than 10% in this segment through the remainder of fiscal year 2008.

License Fees and Other Revenues.  There were no license revenues during the first quarter of either fiscal year 2008 and fiscal year 2007. We entered into license and optical memory card equipment purchase and support agreements, effective April 3, 2004, with GIG, for optical memory card manufacturing in Slovenia.  GIG transferred the license and other agreements, with our approval, to Prevent in March 2007. Refer to Notes 2, Item 19 of the notes to condensed consolidated financial statements for a full disclosure of the Prevent agreement.

Backlog

As of June 30, 2007, the backlog for LaserCard® optical memory cards totaled $7 million scheduled for delivery in fiscal year 2008, compared with $5.7 million at March 31, 2007. We have only a few customers who generally place orders for a period of several months to a year or more so that variations in order placement from a single customer can materially affect backlog.  As a result, the relative size of our backlog has not been a reliable indicator of future sales revenue trends.

In addition, the backlog as of June 30, 2007, for specialty cards and printers totaled 0.8 million euros (approximately $1.0 million) compared with 0.6 million euros (approximately $0.8 million) at March 31, 2007 and for a contract to develop a conventional non-optical card production facility totaled 0.7 million euros (approximately $0.9 million) at both June 30, 2007 and March 31, 2007.

We have backlog of $0.4 million for read/write drives at June 30, 2007. We had no significant backlog for read/write drives at March 31, 2007.

Gross Margin

The following table represents our gross margin in absolute amount and as a percentage of revenue by segment (in thousands, except for percentages):

	Three Months Ended
	June 30,
	2007	2006
Optical memory cards	$1,040	$3,644
% of optical memory card revenues	23%	49%

Optical cards drives	(83)	(178)
% of optical card drive revenues	NM	NM

Specialty cards and card printers	704	699
% of specialty cards and card printers revenues	24%	24%
Total gross margin	$1,661	$4,165
% of product revenue	21%	39%

Optical Memory Cards. Optical memory card gross margin can vary significantly based upon changes in average selling price, production and sales volumes, mix of card types, production efficiency and yields, and changes in fixed costs. Unit volume greatly affects gross margin due to the absorption of fixed manufacturing costs. The decrease in optical memory card gross margin to 23% of revenue for the three months ended June 30, 2007, as compared with 49% of revenue for the three months ended June 30 2006, is mainly due to the 37% decrease in production and sales unit volume and the resultant loss of efficiencies and economies of scale.

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

Specialty Cards and Card Printers. The gross margin on specialty cards and card printers was 24% in the three months ended June 30, 2007 and 2006. Over the past three years, the quarterly gross margins have generally been in the low to mid 20% range.

Operating Expenses

The following table presents operating expenses for the three months ended June 30, 2007 and 2006 (in thousands, except for percentage):

	Three Months Ended
	June 30,
	2007	2006
Selling, general and administrative expenses	$3,489	$3,420
Percent of change from prior year	2%

Research and development expenses	$788	$745
Percent of change from prior year	6%

Selling, General, and Administrative Expenses (SG&A). Increase in SG&A expenses was immaterial during the three months ended June 30, 2007, as compared with the three months ended June 30, 2006. However, we believe that SG&A expenses for fiscal year 2008 will be higher than fiscal year 2007 levels, mainly due to expected increases in marketing and selling expenses as well as due to a budgeted bonus in fiscal year 2008 to executives and employees compared to no bonus to executives in fiscal year 2007.

Research and Development Expenses (R&D). R&D expenses increased by $43,000, or 6%, during the three months ended June 30, 2007 as compared with the three months ended June 30, 2006. We are continuing our efforts to develop new optical memory card features and structures, including various composite card structures to allow the insertion of contactless chips with radio frequency (RF) capability, dual-interface (contact-contactless) with optical memory, OVD (optically variable device) products, and other market-driven requirements. We are also performing optical media development to allow new form factors for more flexibility in card layouts and integrated security features; enhanced optical memory card read/write drives for both increased reliability and ease of use and integration, and new versions of read-only drives (readers) to meet various operational requirements such as office desktop units or handheld field units with integrated displays, biometrics, and RFID capability; along with new software products in an effort to provide new products that can stimulate optical memory card sales growth. For example, we recently have developed a new Green Card Authenticator application based on the LaserCard® reader that is currently being evaluated in the market, which allows employers to quickly validate potential employees’ Green Cards in real time during the hiring process. Additionally, after a year of in-house evaluation of our OpticalProximity system for building access control, we have completed installation at our first customer location, as a test and evaluation site. In our German subsidiary, we recently completed the development of a new integrated card personalization system and have shipped several systems to customers in the past year. We anticipate that these ongoing research and development efforts should result in enhanced card features and capabilities, new versions of read-only drives, and drives with advanced security features and/or lower manufacturing costs; however, there is no assurance that such product development efforts will be successful. These features are important for our existing and future optical memory card markets.

Other Income, Net. Total net other income for the three months ended June 30, 2007 was $241,000, consisting of $239,000 of interest income and $17,000 of miscellaneous other income, partially offset by interest and other expenses of $15,000. Total net other income for the first three months ended June 30, 2006 was $206,000 including $252,000 of interest and other income, partially offset by interest expense of $46,000.

Income Taxes. We recorded an income tax benefit of approximately $16,000 for the three months ended June 30, 2007, due to our foreign subsidiary’s loss that is expected to be refunded in its jurisdiction. For the three months ended June 30, 2006, we recorded an income tax benefit, net of $6,000 consisting of a tax benefit in the amount of $52,000 primarily due to our foreign subsidiary’s loss that is expected to be refunded in its jurisdiction, and a U.S. income tax expense of $46,000.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes cash, cash equivalents and investments as of June 30, 2007 and March 31, 2007 (in thousands):

	June 30,	March 31,
	2007	2007
Cash and cash equivalents	$1,991	$3,026
Cash, cash equivalents and short-term investments	$17,591	$20,526

The following table displays the sources and uses of cash by activity (in thousands):

	Three Months Ended
	June 30,
	2007	2006
Net cash provided by (used in) operating activities	$(2,735)	$340
Net cash provided by investing activities	$1,628	$532
Net cash provided by financing activities	$106	$751

Cash used in operations of $2.7 million during the three months ended June 30, 2007 consisted of $1.1 million used due to the net loss, net of non-cash items, a $1.0 million decrease in accounts payable and accrued liabilities, a decrease of $0.5 million in advance payments from customers, and $0.1 million due to changes in other working capital items. Cash provided by operations of $0.3 million during the three months ended June 30, 2006 consisted of $1.5 million provided by the net income, net of non-cash items, a $2.5 million decrease in accounts payable and accrued liabilities, a $0.4 million increase in advance payments from customers, and $0.9 million increase in other working capital items.

Net cash provided by investing activities of $1.6 million during the three months ended June 30, 2007, was due to $1.9 million from net proceeds of maturity of investments, partially offset by capital and patent expenditures of approximately $0.3 million. Net cash provided by investing activities of $0.5 million during the three months ended June 30, 2006, consisted of a net provided from investments of $1.6 million less capital equipment expenditures of $1 million.

Net cash provided by financing activities during the three months ended June 30, 2007 was $0.1 million, which primarily consisted of net proceeds from the sale of common stock under our employee stock plans. Net cash provided by financing activities during the three months ended June 30, 2006 was $0.8 million, which primarily consisted of net proceeds from the sale of common stock under our employee stock plans.

We believe that the estimated level of revenues and customer advance payments over the next twelve months will be sufficient to generate cash from operating activities over the same period. However, quarterly fluctuations are expected. Operating cash flows could be negatively impacted to a significant degree if either of our largest U.S. government programs were to be delayed, reduced, canceled, or not extended or; if the Italian CIE card program does not grow as planned internally, and if these programs are not replaced by other card orders or other sources of income, or if increases in product revenues or licenses do not keep pace with increased marketing and R&D and capital expenditures.

We have not established a line of credit. We may negotiate a line of credit, although no assurance can be made that such financing would be available on favorable terms or at all, if needed.

As a result of our net loss for the three months ended June 30, 2007, our accumulated deficit increased from $38.7 million to $41.0 million. Upon adoption of FIN No. 48, the Company recognized a cumulative effect adjustment of $61,000, decreasing its income tax liability for unrecognized tax benefits, and decreasing the March 31, 2007 accumulated deficit balance. Stockholders’ equity decreased to $20.9 million from $22.6 million as a result of the net loss partially offset by the the cumulative effect upon adoption of FIN 48 and issuance of common stock under our employee stock plans.

We consider all highly liquid investments, consisting primarily of commercial paper, discount notes, and U.S. government bonds, with original or remaining maturities of three months or less at the date of purchase, to be cash equivalents. All investments with original or remaining maturities of more than three months but not more than one year at the date of purchase are classified as short-term. Investments with original or remaining maturities of more than one year at the date of purchase are classified as long-term. We determine the length of our investments after considering our cash requirements and yields available for the type of investment considered by our Company. We determine the appropriate classification of debt and equity securities at the time of purchase and reevaluate the classification of investments as of each balance sheet date. As of June 30, 2007, we had $15.6 million classified as short-term investments and had no long-term investments, compared with $17.5 million classified as short-term investments and no long-term investments at March 31, 2007. All auction rate securities are accounted for as available-for-sale and all other interest-bearing securities are accounted for as held-to-maturity.

We made capital equipment and leasehold improvement purchases of approximately $0.2 million during thre three months ended June 30, 2007 compared with approximately $1.0 million during the three months ended June 30, 2006. We have an annual production capacity of 10 million roll-process cards in conjunction with approximately 9 million sheet-process cards depending upon the optimum mix of features. We plan to purchase additional production equipment in a series of steps when we deem appropriate based in part upon orders and forecasts. We may use cash on hand and cash generated from operations or debt financing to fund possible capital expenditures of possibly $8 million for equipment and leasehold improvements for card production, read/write drive tooling and assembly, and general support items as customer orders justify the investment. These expenditures could occur throughout the next twelve to eighteen months.

There were no debt financing activities for the three months ended June 30, 2007 and 2006.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangement as of June 30, 2007 and March 31, 2007, that has or is reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

RECENT ACCOUNTING PRONOUNCEMENTS

Recent accounting pronouncements are disclosed in Note 1 of the notes to condensed consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

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

There were no material changes during the first quarter of fiscal year 2008 in our exposure to market risk for changes in interest rates.

The following summarizes short-term investments at fair value, weighted average yields and expected maturity dates (in thousands):

June 30, 2007
Auction rate securities	$15,600
Weighted average yield	5.32%
Total investments	$15,600

There were no long-term investments as of June 30, 2007.

Foreign Currency Exchange Rate Risk.  Our U.S. operations sell products in various international markets.  During the three months ended June 30, 2007, revenue by our German subsidiary of approximately $3.0 million was denominated in foreign currency.  In addition, some raw material purchases and purchased services are denominated in foreign currency. Cash provided by/used in CCD operating activities has been immaterial.

We use short-term foreign exchange forward contracts to mitigate foreign currency risk associated primarily with inter-company receivables and payables, and loans receivable (denominated in Euros) to our German subsidiary.  Our foreign exchange forward contracts are not designated for accounting purposes as hedging instruments under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended.  Accordingly, any gains or losses resulting from changes in the fair value of the forward contract are reported in other income, net of expenses.  The gains and losses on these forward contracts generally offset gains and losses associated with the underlying foreign currency denominated inter-company receivables and payables, and loans receivable.  At June 30, 2007, we had a foreign exchange forward contract with a maturity of less than 30 days to purchase 2.3 million euros. The fair value of the forward contract was not material at June 30, 2007.

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

Based on their evaluation as of the end of the period covered by this Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that, subject to the limitations noted above, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

(b)      Changes in Internal Control over Financial Reporting. There were no significant changes in our internal control over financial reporting that occurred during the three months ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. - Risk Factors

A revised description of the risk factors associated with our business is set forth below. This description includes any material changes to and supersedes the description of the risk factors associated with our business previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2007, and in Part II, Item 1A of our Quarterly Report on Form 10-Q for the fiscal quarter ended December 30, 2006. Because of these risk factors, as well as other factors affecting the Company’s business and operating results and financial condition, including those set forth elsewhere in this report, our actual future results could differ materially from the results contemplated by the forward-looking statements contained in this report and our past financial performance should not be considered to be a reliable indicator of future performance, so that investors should not use historical trends to anticipate results or trends in future periods.

RISK FACTORS

OUR CURRENT AND FUTURE EXPECTED REVENUES ARE DERIVED FROM A SMALL NUMBER OF ULTIMATE CUSTOMERS SO THAT THE LOSS OF OR REDUCTIONS IN PURCHASES BY ANY ONE ULTIMATE CUSTOMER COULD MATERIALLY REDUCE OUR REVENUES AND LEAD TO LOSSES. During our three months ended June 30, 2007 and each of the previous three fiscal years, we derived more than 60% of our optical memory card and drive-related revenues from five programs ― two U.S. government programs and three foreign government programs. Due to the lengthy sales cycles, we believe that these programs, with perhaps the addition of one or two other foreign programs, will be the basis for a majority of our revenues in the near-term. The loss of or reductions in purchases by any one customer due to program cutbacks, competition, or other reasons would materially reduce our revenue base. Annual or quarterly losses occur when there are material reductions, gaps or delays in card orders from our largest U.S. or foreign government programs or if such programs were to be reduced in scope, delayed, canceled, or not extended and not replaced by other card orders or other sources of income.

WE INCURRED NET LOSSES DURING FOURTEEN OF THE PREVIOUS SEVENTEEN QUARTERS AND MAY NOT BE ABLE TO GENERATE SUFFICIENT REVENUE IN THE FUTURE TO REGAIN PROFITABILITY. Although we generated $3.3 million of profit during the three quarters from October 1, 2005, through June 30, 2006, we incurred a loss for our last four quarters and we had incurred losses as well for the ten quarters preceding the quarter ended October 1, 2005. Our loss for the quarter ended June 30, 2007, was $2.4 million and for our fiscal year 2007 our loss was $12.4 million, and we had an accumulated deficit of $41 million at June 30, 2007. There can be no assurance that we will generate enough revenues in the near term to achieve profitability. We are relying upon our optical memory card technology to generate future product revenues, earnings, and cash flows. If alternative technologies emerge or if we are otherwise unable to compete, we may not be able to achieve or sustain profitability on a quarterly or annual basis. Annual or quarterly losses would also continue if increases in product revenues or license revenues do not keep pace with increased selling, general, administrative, research and development expenses and the depreciation and amortization expenses associated with capital expenditures.

OUR PROGRAM WITH ITALY, WHICH WE BELIEVE WILL BE OUR LARGEST CUSTOMER FOR THE NEXT FEW YEARS, MAY BE DELAYED OR CANCELLED FOR REASONS OUTSIDE OUR CONTROL WHICH WOULD CAUSE US TO HAVE LESS REVENUE THAN PLANNED AND WOULD LIKELY LEAD US TO CONTINUED OPERATING LOSSES. We believe that the Italian government will be our largest customer for the next few years for the CIE and PSE card programs which may comprise a significant portion of future revenues. Sales of cards and drives for the Italian governments’ CIE and PSE card programs were minimal in the three months ended June 30, 2007, but represented 21% of total revenue for the three months ended June 30, 2006. During fiscal year 2007, we increased card manufacturing capacity to meet the anticipated demand and we have expected a large order since the first quarter of fiscal year 2007. However, this order has not yet been placed and there can be no assurance that the order will be placed in the near-term or that demand will increase or be sustained as we anticipate. We would most likely incur losses if orders are further delayed, or if full implementation is canceled, not extended, or if the program is not implemented at the level foreseen or if the government was to change its technology decision and no longer use optical memory cards. While selected Italian cities have issued cards and tested the distributed card issuing process, full implementation is dependent upon regionalized and further decentralized card issuance infrastructure developments being successfully undertaken and the national ID card system functioning as designed, of which there can be no assurance. Also, if Laser Memory Card SpA of Italy, our VAR customer for this program, were to discontinue participation in this program or discontinue operations, interruptions could occur in orders or shipments for this program until a replacement could be found. Overcoming some of these issues may be difficult and complex and involve third parties, which could be time consuming and expensive and lead to further delays for implementation.

THE U.S. GOVERNMENT, ONE OF OUR TWO LARGEST ULTIMATE CUSTOMERS, HAS THE RIGHT TO DELAY ITS ORDERS OR COULD CHANGE ITS TECHNOLOGY DECISIONS, WHICH WOULD RESULT IN ORDER DELAYS AND POSSIBLY IN OPERATING LOSSES. During the three months ended June 30, 2007 revenues included sales of approximately $2.7 million of Green Cards and Laser Visa BCCs, and comprised 35% of our total revenue. Our fiscal year 2007 revenues included sales of approximately $7.4 million of Green Cards and Laser Visa BCCs, and comprised 23% of our total revenue. We expect these revenues to continue at approximately $10 million annually ($8 million for Green Cards and $2 million for Laser Visa BCCs) if the U.S. government continues to use our cards in these programs, continues to personalize cards at that rate and continues to maintain an inventory level equal to six-months of usage. On April 2, 2007, we announced a subcontract with General Dynamics Information Technology (GDIT) for the manufacture and supply of Green Cards and Laser Visas. The subcontract is for an initial 12-month period with optional extensions up to a total of five years. The first purchase order received under the subcontract calls for delivery of $5.9 million in Green Cards and Laser Visas over the period from March through September 2007. Under U.S. government procurement regulations, even with a contract in place, the government reserves certain rights, such as the right to withhold releases, to reduce the quantities released, extend delivery dates, reduce the rate at which cards are issued, and cancel all or part of its unfulfilled purchase orders. We would most likely have reduced operating results if one or both of these U.S. government programs were to be delayed, canceled, or not extended or if the government were to change its technology decision and no longer use optical memory cards. We have been advised by the program prime contractor that the U.S. State Department, who is the customer for Laser Visa Border Crossing Cards, intends to introduce Radio Frequency Identification (RFID) technology into this program starting in 2008. We intend to offer a hybrid version of our optical memory card including such RFID capability. There is no assurance we will be able to successfully win new Laser Visa orders if this technology change occurs as projected. Our U.S. government card deliveries depend upon the issuance of corresponding order releases by the government to its prime contractor and then to us. If GDIT, our VAR customer, and the U.S. government prime contractor for this program, were to discontinue participation in this program or discontinue operations, interruptions could occur in orders or shipments for this program until a replacement could be found.

OUR PRODUCT REVENUES WILL NOT GROW IF WE DO NOT WIN NEW BUSINESS IN THE U.S. OR ABROAD OR IF THE ITALIAN NATIONAL ID PROGRAM IS NOT IMPLEMENTED AS ANTICIPATED. Although the U.S. government subcontract has been renewed, we do not expect future growth from the U.S. Green Card and Laser Visa BCC programs as we expect future revenue to average $10 million annually, in line with last year’s issuance rates. There were minimal revenues recorded from these programs in the three months ended June 30, 2007. We had revenues from Italian CIE and PSE cards of about $2.3 million during the three months ended June 30, 2006. During full implementation, we expect our revenues from the Italian programs to grow to reach approximately $40 to $50 million per year. In order for us to achieve our overall revenue growth goal, we will need not only for these programs to continue and reach their anticipated levels, of which there can be no assurance, but we will also need to win new business in the U.S. and abroad. Emerging optical memory card programs or prospective applications include motor vehicle registration cards in a few states in India, foreign resident identification cards in Costa Rica, a drivers license card in South Africa, and sports logbook cards. There can be no assurance that we will receive sizable future orders for any of these programs, nor any assurance that we will be able to win any other new business in the U.S. or abroad which is necessary to grow our business to the level we desire.

SINCE THE SALES CYCLE FOR OUR PRODUCTS IS TYPICALLY LONG AND UNPREDICTABLE, WE HAVE DIFFICULTY PREDICTING WHEN NEW BUSINESS WILL CONTRIBUTE TO REVENUE GROWTH. Obtaining substantial orders usually involves a lengthy sales cycle, requiring marketing and technical time and expense with no guarantee that substantial orders will result. This long sales cycle results in uncertainties in predicting operating results, particularly on a quarterly basis. In addition, since our major marketing programs involve the U.S. and various foreign governments and quasi-governmental organizations, additional uncertainties and extended sales cycles can result. Factors which increase the length of the sales cycle include government regulations, bidding procedures, budget cycles, and other government procurement procedures, as well as changes in governmental policy.

WE COULD EXPERIENCE EQUIPMENT, RAW MATERIAL, QUALITY CONTROL, OR OTHER PRODUCTION PROBLEMS ESPECIALLY IN PERIODS OF INCREASING VOLUME. There can be no assurance that we will be able to meet our projected card manufacturing capacity if and when customer orders reach higher levels. We have made and intend to continue to make significant capital expenditures to expand our card manufacturing capacity. For example, we may invest up to $8 million of capital expenditures during the next twelve to eighteen months assuming certain business developments. However, since customer demand is difficult to predict, we may be unable to ramp up our production quickly enough to fill new customer orders in a timely fashion. This could cause us to lose new business and possibly existing business. In addition, if we overestimate customer demand, we could incur significant costs from creating excess capacity which was the case during fiscal year 2005 and 2007. We may experience manufacturing complications associated with increasing our manufacturing capacity of cards and drives, including the adequate production capacity for sheet-lamination process cards to meet order requirements and delivery schedules. We may also experience difficulties implementing new manufacturing processes, meeting customers’ quality or standards requirements, or outsourcing some of our manufacturing. The addition of fixed overhead costs increases our breakeven point and results in lower profit margins unless compensated for by increased product sales. When purchasing raw materials for our anticipated optical card demand, we take into consideration the order-to-delivery lead times of vendors and the economic purchase order quantity for such raw materials. If we over-estimate customer demand, excess raw material inventory can result.

WE ARE CURRENTLY OUR OWN SOLE SOURCE OF OPTICAL MEMORY CARDS AND SEVERAL OF THE STEPS IN OUR CARD MANUFACTURING PROCESS HAVE NO BUILT-IN REDUNDANCY. THEREFORE, WE ARE SUSCEPTIBLE TO SUPPLY INTERRUPTIONS, INCLUDING IF CERTAIN MACHINERY WERE TO BREAK DOWN. MUCH OF OUR MACHINERY IS COMPRISED OF CUSTOM VERSIONS OF MACHINERY SOME OF WHICH IS MORE THAN 20 YEARS OLD. Unless and until Prevent Global (Prevent), (previously GIG), comes on line as a second source, of which there can be no assurance, we are the only source of our optical memory cards, making them in our Mountain View facility using a proprietary manufacturing process, with our German subsidiary capable of performing a few key steps in certain instances. There is no assurance that the Prevent facility, if and when operational, will be an acceptable second source to some of our key government accounts. We are susceptible to supply interruptions or yield decreases, when our line goes down or malfunctions. Much of our machinery is comprised of customized versions of machinery which has long lead times to replace and may be difficult to maintain or repair, requiring us to be self-reliant. Some of the machinery we use is more than 20 years old and is no longer manufactured for others, which would require us to adapt a newer version to our needs, which would involve additional effort on our part.

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

WE ARE SUBJECT TO RISKS ASSOCIATED WITH CHANGES IN FOREIGN CURRENCY EXCHANGE RATES. Part of the manufacturing process of certain LaserCard products that we sell outside the U.S.A. takes place in our operations in Germany. Also, some of the raw materials we use to manufacture optical memory cards are sourced in Europe. These costs are denominated in euros, the currency used in much of Europe. However, when we sell our finished products the prices that we charge are denominated in United States dollars. Accordingly, we are subject to exposure if the exchange rate for euros increases in relation to the United States dollar. The losses on foreign currency exchange for both fiscal year 2007 and the three months ended June 30, 2007 were immaterial. As of June 30, 2007, we had not entered into a forward exchange contract to hedge against or potentially minimize the foreign currency exchange risk related to transactions other than those related to inter-company payables and receivables.

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

AS A RESULT OF OUR REQUIRED ANNUAL EVALUATION OF OUR INTERNAL CONTROLS OVER FINANCIAL REPORTING, WE MAY IDENTIFY INTERNAL CONTROL WEAKNESSES NEEDING REMEDIATION, WHICH COULD HARM OUR REPUTATION. We have completed the evaluation of our internal controls over financial reporting as required by Section 404 of the Sarbanes-Oxley Act of 2002 for the fiscal years ended March 31, 2007 and 2006. Although our assessment, testing and evaluation resulted in our conclusion that as of March 31, 2007 and 2006, our internal controls over financial reporting were effective, we cannot predict the outcome of our testing in future periods. Because of the inherent limitation of disclosure controls, no evaluation of such controls can provide absolute assurance that all control issues and instances of fraud, if any, within our Company have been detected. If our internal controls are found to be ineffective in future periods, our reputation could be harmed. We may incur additional expenses and commitment of management’s time in connection with further evaluations, both of which could materially increase our operating expenses and accordingly reduce our net income.

BEGINNING WITH OUR FISCAL YEAR 2007, WE WERE REQUIRED TO RECORD COMPENSATION EXPENSE FOR STOCK OPTIONS. AS A RESULT OF THE RESULTING SIGNIFICANT EXPENSES, IT WILL BE MORE DIFFICULT FOR US TO CONTINUE TO BE PROFITABLE AND ANY PROFITABILITY WE ACHIEVE WILL BE REDUCED SIGNIFICANTLY. In December 2004, the Financial Accounting Standards Board (“FASB”) issued Financial Accounting Standard 123(R) (SFAS No. 123(R)) that requires the fair value of all equity-based awards granted to employees be recognized in the statement of operations as compensation expense, for fiscal years beginning after December 15, 2005, rather than just to disclose such expense in a footnote as we have done in the previous years. The adoption of this accounting standard reduced our profitability as measured by generally accepted accounting principles (GAAP) due to our outstanding options and our current intention to continue to grant options in the future as an incentive and retention tool for our employees. This may adversely affect our stock price. For example, for the three months ended June 30, 2007 and fiscal year 2007, we recognized approximately $0.4 million and $1.7 million, respectively, of additional expenses due to SFAS No. 123(R) which we would not otherwise have recognized. Such adoption could also lead us to reduce or otherwise alter our use of stock options which we believe help align our employees’ long-term interests with increasing our enterprise value. This could, in turn, hurt our ability to recruit employees and retain existing employees and directors.

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

10.8
Optical Card Manufacturing License Agreement with Global Investments Group ; previously filed as Exhibit 10.8 to Report on Form 10-K for fiscal year ended March 31, 2004 and incorporated herein by reference.**

10.9*
2004 Equity Incentive Compensation Plan, as Amended; previously filed as Appendix C to Schedule 14A Proxy Statement for 2006 Annual Stockholders Meeting filed with the SEC on August 11, 2006, and incorporated herein by reference.

10.10
June 29, 2006 Amendment to License and Equipment Agreement with Global Investments Group and Prevent LOK; previously filed as Exhibit 10.10 to Report on Form 10-Q for period ending June 30, 2006, and incorporated herein by reference**

10.11
October 27, 2006 Modified Third Amendment to License and Equipment Agreements with Global Investments Group and Prevent LOK; previously filed as Exhibit 10.11 to Form 8-K dated October 30, 2006, which was filed with the SEC on November 1, 2006, and incorporated herein by reference

10.12*
Employee Stock Purchase Plan, as Amended; previously filed as Appendix A to amended Schedule 14A Proxy Statement for 2007 Annual Stockholders Meeting filed with the SEC on August 3, 2007, and incorporated herein by reference.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

LASERCARD CORPORATION
(Registrant)

Signature	Title	Date

/s/Richard M. Haddock	Chief Executive Officer	August 6, 2007
Richard M. Haddock

/s/Steven G. Larson	Chief Financial Officer	August 6, 2007
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

10.8
Optical Card Manufacturing License Agreement with Global Investments Group; previously filed as Exhibit 10.8 to Report on Form 10-K for fiscal year ended March 31, 2004 and incorporated herein by reference.**

10.9*
2004 Equity Incentive Compensation Plan, as Amended; previously filed as Appendix C to Schedule 14A Proxy Statement for 2006 Annual Stockholders Meeting filed with the SEC on August 11, 2006, and incorporated herein by reference.

10.10
June 29, 2006 Amendment to License and Equipment Agreement with Global Investments Group and Prevent LOK; previously filed as Exhibit 10.10 to Report on Form 10-Q for period ending June 30, 2006, and incorporated herein by reference**

10.11
October 27, 2006 Modified Third Amendment to License and Equipment Agreements with Global Investments Group and Prevent LOK; previously filed as Exhibit 10.11 to Form 8-K dated October 30, 2006, which was filed with the SEC on November 1, 2006, and incorporated herein by reference

10.12*
The Employee Stock Purchase, as Amended; previously filed as Appendix A to Schedule 14A Proxy Statement for 2007 Annual Stockholders Meeting filed with the SEC on August 3, 2007, and incorporated herein by reference.

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