Form 10-Q
period 2007-09-30
LASERCARD CORP
filed 2007-11-05
CIK 30140

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2007

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

Large accelerated filer [ ]	Accelerated filer [x]	Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   [  ] Yes  [x] No

Number of outstanding shares of common stock, $.01 par value, at November 5, 2007:  11,965,435

Exhibit Index is on Page 42

Total number of pages is 47

PART I.	FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

LASERCARD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
 (In thousands)

	September 30,
	2007	March 31,
	(Unaudited)	2007*
ASSETS
Current assets:
Cash and cash equivalents	$3,022	$3,026
Short-term investments	15,500	17,500
Accounts receivable, net of allowance of $84 at September 30, 2007 and $144 at March 31, 2007	3,907	3,489
Inventories, net of reserve of $828 at September 30, 2007 and $837 at March 31, 2007	11,824	11,462
Deferred contract costs	327	233
Prepaid and other current assets	1,047	1,594
Total current assets	35,627	37,304

Property and equipment, net	12,393	12,988
Deferred long-term contract costs	611	721
Equipment held for resale	6,502	6,340
Patents and other intangibles, net	390	411
Notes receivable	240	227
Other non-current assets	109	109
Total assets	$55,872	$58,100

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,320	$2,284
Accrued liabilities	2,442	2,989
Deferred income tax	283	388
Advance payments from customers	1,124	1,838
Deferred revenue	1,253	1,584
Capital lease obligation	27	-
Total current liabilities	7,449	9,083

Capital lease obligation, net of current portion	81	-
Advance payments from customers	23,554	23,554
Deferred revenue	2,462	2,000
Deferred rent	1,017	864
Total liabilities	34,563	35,501

Stockholders' equity:
Common stock	119	119
Additional paid-in capital	62,546	61,068
Accumulated deficit	(41,517)	(38,722)
Accumulated other comprehensive income	161	134
Total stockholders' equity	21,309	22,599

Total liabilities and stockholders’ equity	$55,872	$58,100

*Amounts derived from audited financial statements at the date indicated.
The accompanying notes are an integral part of these condensed consolidated financial statements.

LASERCARD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	September 30		September 30
	2007	2006	2007	2006

Revenues	$10,739	$6,294	$18,594	$16,848
Cost of sales (includes $72 and $138 stock-based
compensation in the three and six-month periods
ended September 30, 2007 and $81 and $168 in the three
and six-month periods ended September 30, 2006, respectively)	7,550	5,466	13,744	11,855
Gross profit	3,189	828	4,850	4,993

Operating expenses:
Selling, general, and administrative expenses (includes
$340 and $651 stock-based compensation in the three
and six-month periods ended September 30, 2007 and
$231 and $471 in the three and six-month periods ended
September 30, 2006, respectively)	3,281	2,998	6,770	6,418
Research and development expenses (includes $61 and $121
stock-based compensation in the three and six-month
periods ended September 30, 2007 and $102 and $208 in the three
and six-month periods ended September 30, 2006, respectively)	704	800	1,492	1,545
Total operating expenses	3,985	3,798	8,262	7,963
Operating loss	(796)	(2,970)	(3,412)	(2,970)

Other income, net	189	233	430	439

Loss before income taxes	(607)	(2,737)	(2,982)	(2,531)

Income tax expense (benefit)	(109)	(65)	(125)	(71)

Net loss	$(498)	$(2,672)	$(2,857)	$(2,460)

Net loss per share:
Basic	$(0.04)	$(0.23)	$(0.24)	$(0.21)
Diluted	$(0.04)	$(0.23)	$(0.24)	$(0.21)

Weighted-average shares of common stock
used in computing net loss per share:
Basic	11,899	11,816	11,883	11,792
Diluted	11,899	11,816	11,883	11,792

The accompanying notes are an integral part of these condensed consolidated financial statements.

LASERCARD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)
	Six Months Ended
	September 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(2,857)	$(2,460)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,465	1,323
Loss on disposal of equipment	2	-
Provision for doubtful accounts receivable	13	23
Provision for excess and obsolete inventory	50	120
Provision for warranty reserve	90	97
Stock-based compensation	910	847
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	(331)	2,279
Increase in inventories	(303)	(574)
Decrease (increase) in deferred contract costs	169	(1,035)
Decrease (increase) in prepaid and other current assets	566	(633)
Increase in equipment held for resale	(161)	(267)
Decrease (increase) in other non-current assets	(152)	50
Decrease in accounts payable and accrued	(626)	(2,272)
Decrease in deferred income tax	(124)	(41)
Increase in deferred revenue	107	47
Increase in long-term deferred rent	153	116
Decrease (increase) in advance payments from customers	(720)	1,371
Net cash used in operating activities	(1,749)	(1,009)
Cash flows from investing activities:
Purchases of property and equipment	(581)	(1,494)
Acquisition of patents and other intangibles	(42)	(58)
Purchases of short-term investments	(6,000)	(15,600)
Proceeds from maturities of short-term investments	8,000	17,150
Net cash provided by (used in) investing activities	1,377	(2)
Cash flows from financing activities:
Proceeds from sale of common stock through stock plans	568	748
Principal payments on capital lease obligation	(2)	-
Net cash provided by financing activities	566	748
Effect of exchange rate changes on cash and cash equivalents	(198)	(61)
Net decrease in cash and cash equivalents	(4)	(324)
Cash and cash equivalents:
Beginning of period	3,026	2,121
End of period	$3,022	$1,797

Supplemental schedule of non-cash investing activities:
Equipment acquired under capital lease	$113	$-

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

The results of operations for the three and six-month periods ended September 30, 2007 are not necessarily indicative of results to be expected for the entire fiscal year ending March 31, 2008 or future interim periods.

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

Upon adoption of FIN 48 on April 1, 2007, the Company recognized a cumulative effect adjustment of $62,000, decreasing its income tax liability for unrecognized tax benefits, and decreasing the March 31, 2007 accumulated deficit balance. At September 30, 2007, the Company has recorded unrecognized tax benefits of $202,000.  The Company does not expect any material change in its unrecognized tax benefits over the next twelve months.

The Company recognizes interest and penalties accrued on any unrecognized tax benefits as a component of its provision for income taxes. As of September 30, 2007, the Company has accrued $48,000 for payment of interest and penalties related to unrecognized tax benefits.

LASERCARD CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The table below shows the changes in the accumulated deficit as of September 30, 2007 (in thousands):

Balance at March 31, 2007, as reported	$(38,722)
FIN 48 adjustments to beginning balance	62
Net loss during the period	(2,857)
Balance at September 30, 2007	$(41,517)

Although the Company files U.S. federal, various state, and foreign tax returns, the Company’s only major tax jurisdictions are the United States, California and Germany.  Tax years 1993 – 2007 remain subject to examination by the appropriate governmental agencies due to tax loss carryovers from those years.

Recently Issued Accounting Pronouncements: In June, 2007, the EITF reached a consensus, EITF Issue No. 07-3 (EITF 07-3) “Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities,” that requires companies to defer and capitalize prepaid, nonrefundable research and development payments to third parties over the period that the research and development activities are performed or the services are provided, subject to an assessment of recoverability. The guidance is effective for new contracts entered into in fiscal years beginning after December 15, 2007, including interim periods within those fiscal years.  Earlier application is not permitted.  The company believes that application of this guidance would not have a material impact on its condensed consolidated financial statements.

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

2. Summary of Significant Accounting Policies

(1.) Principles of Consolidation and Basis of Presentation.  The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles. The condensed consolidated financial statements include the accounts of LaserCard Corporation and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

LASERCARD CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(3.) Fiscal Period.  For purposes of presentation, the Company labels its annual accounting period end as March 31 and its quarterly accounting period ends as June 30, September 30 and December 31.  The Company, in fact, operates and reports based on quarterly periods ending on the Friday closest to month end.  The 13-week second quarter of fiscal year 2008 ended on September 28, 2007, and the 13-week second quarter of fiscal year 2007 ended on September 29, 2006.

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

(5.) Derivative Financial Instruments. The Company uses short-term foreign exchange forward contracts to mitigate foreign currency risk associated primarily with inter-company receivables and payables, and loan receivables (denominated in Euros) with its German subsidiary. Our foreign exchange forward contracts are not designated for accounting purposes as hedging instruments under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended.  Accordingly, any gains or losses resulting from changes in the fair value of the forward contracts are reported in other income. The gains and losses on these forward contracts generally offset gains and losses associated with the underlying foreign currency denominated inter-company receivables and payables, and loans receivable.  At September 30, 2007, we had foreign exchange forward contracts with a maturity of less than 30 days to purchase 2.3 million euros.  The fair value of the forward contracts was not material at September 30, 2007 and March 31, 2007.

(6.) Concentrations of Risk. Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash, cash equivalents, short-term investments, long-term investments and accounts receivable. The Company places its cash, cash equivalents, and short-term and long-term investments in high-credit quality financial institutions. The Company is exposed to credit risk in the event of default by these institutions to the extent of the amount recorded on the condensed consolidated balance sheet. As of September 30, 2007, the Company’s short-term investments consist of auction rate securities and there were no long-term investments. Accounts receivable are derived from revenue earned from customers primarily located in the United States, Italy, Middle East and Germany. The Company performs ongoing credit evaluations of its customers’ financial condition and generally does not require collateral. The Company maintains reserves for potential credit losses and historically, such losses have been immaterial.

(7.) Major Customers. The following customers accounted for more than 10% of revenues for the periods shown below.  The revenue from these customers was attributable to both the optical memory card and the optical card drive segments.  No other customer accounted for more than 10% of revenues during these periods.

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Customer A	30%	39%	33%	32%
Customer B	30%	―	23%	―
Customer C	<10%	<10%	<10%	14%
Customer D	―	―	―	13%

Two customers accounted for 36% and 19%, respectively, of accounts receivable at September 30, 2007.  Two customers accounted for 31% and 17%, respectively, of accounts receivable at March 31, 2007.

LASERCARD CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(8.) Cash and Cash Equivalents, Short-term Investments and Long-term Investments.  The Company considers all highly liquid investments, consisting primarily of commercial paper, discount notes and U.S. government bonds, with maturities of three months or less at the date of purchase, to be cash equivalents.  Cash and cash equivalents were $3 million at September 30, 2007 and March 31, 2007.  As of September 30, 2007 and March 31, 2007, the Company held auction rate securities which had been accounted for as available-for-sale and classified as short-term investments.  The fair values of the auction rate securities, based on quoted market prices, were substantially equal to their carrying costs due to the frequency of the reset dates.  Short-term investments also include investments with maturities at date of purchase of more than three months and investments with remaining maturities of less than one year.  All investments with maturities at date of purchase greater than one year are classified as long-term investments.  Management determines the appropriate classification of debt securities at the time of purchase and re-evaluates the classification of investments as of each balance sheet date.

All short-term investments, except for auction rate securities which are recorded at fair value, and long-term investments are classified as held-to-maturity and are stated in the condensed consolidated balance sheet at amortized cost.  As such investments are classified as held-to-maturity, no unrealized gains or losses are recorded.  The carrying amounts of individual held to maturity securities are reviewed at the condensed consolidated balance sheet date for potential impairment.  As of September 30, 2007 and March 31, 2007, there are no short-term or long-term investments other than auction rate securities.

The carrying amounts of short-term investments in the form of auction rate securities as of September 30, 2007 and March 31, 2007 are $15.5 million and $17.5 million, respectively.

(9.) Fair Value of Financial Instruments.  The carrying amounts of the Company’s financial instruments including cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued liabilities, approximate their fair values due to their short maturities.

(10.) Accounts Receivable. We maintain allowances for doubtful accounts and product return reserves for anticipated losses resulting from the inability of our customers to make required payments and in-process product returns. We generally compute our allowances based on specifically identifying accounts that are past due and that are likely not collectible.  Interest receivable is accrued from investments in auction rate securities and other interest-bearing securities.  Other receivables are comprised of value added tax refunds and miscellaneous items.  The components of accounts receivable as of September 30, 2007 and March 31, 2007 are (in thousands):

	September 30,	March 31,
	2007	2007
Trade receivables	$3,765	$3,383
Allowance for doubtful accounts	(84)	(66)
Product return reserves	-	(78)
Interest receivable	29	34
Other receivables	197	216
Total accounts receivable, net	$3,907	$3,489

LASERCARD CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(11.) Inventories. Inventories are stated at the lower of cost or market, with cost determined on a first-in, first-out basis and market based on replacement cost or estimated realizable value less cost to sell. The components of inventories as of September 30, 2007 and March 31, 2007 are (in thousands):

	September 30,	March 31,
	2007	2007
Raw materials	$7,937	$7,763
Work-in-process	1,151	860
Finished goods	2,736	2,839
Total inventory, net	$11,824	$11,462

       The Company establishes lower of cost or market reserves, aged inventory reserves and obsolescence reserves. Inventory reserves are generally recorded when management determines that an item is not readily saleable. Inventory reserves are not relieved until the related inventory has been sold or scrapped.  There was no recorded inventory expense for the three-month period ended September 30, 2007 but for the six-month period ended September 30, 2007, the Company recorded inventory reserve expense of $50,000.  For the three and six-month periods ended September 30, 2006, the Company recorded inventory reserve expense of $30,000 and $120,000, respectively.  We did not record any lower of cost or market adjustment in our condensed consolidated statements of operations for the six-month periods ended September 30, 2007 and 2006.

(12.) Equipment Held for Resale.  Equipment held for resale primarily consists of parts, labor costs and other costs incurred to build equipment under a contract assigned to Prevent in March 2007.  Direct incremental costs associated with the purchase or construction of these items are deferred until revenue is recognized.  The components of equipment held for resale as of September 30, 2007 and March 31, 2007 are (in thousands):

	September 30,	March 31,
	2007	2007
Parts	$5,316	$5,297
Labor costs	1,073	931
Other	113	112
Total equipment held for resale	$6,502	$6,340

       (13.) Property and Equipment, Net.  The components of property and equipment as of September 30, 2007 and March 31, 2007 are (in thousands):

	September 30,	March 31,
	2007	2007
Building and land	$942	$885
Equipment and furniture	24,933	24,334
Construction in progress, including
purchased equipment	549	774
Leasehold improvements	5,114	4,701
	31,538	30,694
Less: accumulated depreciation and amortization	(19,145)	(17,706)
Total property and equipement, net	$12,393	$12,988

       Property and equipment are recorded at cost. Depreciation is provided over the estimated useful lives which currently are four to seven years for equipment and furniture using the straight-line method and twenty-five years for the building using the straight-line method.  Leasehold improvements are amortized over the shorter of the life of the asset or the life of the lease using the straight-line method.  Depreciation and leasehold amortization expense for the three and six-month periods ended September 30, 2007 was $705,000 and $1,401,000, respectively. Depreciation and leasehold amortization expense for the three and six-month periods ended September 30, 2006 was $652,000 and $1,255,000, respectively.  Maintenance and minor repairs and replacements are expensed when incurred.  Disposition or retirement of property and equipment related gains and losses are charged to other income and expenses.

LASERCARD CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

Definite life intangible assets capitalized and accumulated amortization as of September 30, 2007 and March 31, 2007 are as follows (in thousands):

	September 30,	March 31,
	2007	2007
Patent expenditures	$3,596	$3,554
Technology transfer expenditures	546	545
Total patent and other intangible expenditures	4,142	4,099

Patent accumulated amortization	(3,206)	(3,149)
Technology transfer accumulated amortization	(546)	(539)
	(3,752)	(3,688)
Amortizable patents and other intangible, net	$390	$411

Patent and technology transfer amortization expense for the three and six-month periods ended September 30, 2007 was $29,000 and $64,000, respectively.  Patent and technology transfer amortization expense for the three and six-month periods ended September 30, 2006 was $35,000 and $68,000, respectively.

(15.) Assessment of Impairment of Tangible and Intangible Long-Lived Assets.  In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company assesses the impairment of long-lived assets whenever events or changes in circumstances indicate that their carrying value may not be recoverable from the estimated future cash flows expected to result from their use and eventual disposition.  The Company’s long-lived assets subject to this evaluation include property and equipment and amortizable intangible assets.  If the Company’s estimate of future undiscounted net cash flows is insufficient to recover the carrying value of the assets, the Company will record an impairment loss in the amount by which the carrying value of the assets exceeds the fair value.  If assets are determined to be recoverable but the useful lives are shorter than originally estimated, the Company depreciates or amortizes the net book value of the asset over the newly determined remaining useful lives.  As of September 30, 2007 and March 31, 2007, the fair value of long-lived assets exceeds their book value.  Therefore, no impairment loss has been recognized.

LASERCARD CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

 (16.) Accrued Liabilities.  The components of accrued liabilities as of September 30, 2007 and March 31, 2007 are (in thousands):

	September 30,	March 31,
	2007	2007
Accrued payroll and fringe benefits	$435	$497
Accrued compensated absences	604	855
Warranty reserves	607	743
Other accrued liabilities	796	894
Total accrued liabilities	$2,442	$2,989

Where appropriate, provision is made at the time of shipment for estimated warranty costs. We provide a limited warranty for the replacement of defective products. Our limited warranty requires us to repair or replace defective products at no cost to the customer within a specified time period after sale. We estimate the costs that may be incurred under our limited warranty and record a liability in the amount of such costs at the time product revenue is recognized. Factors that affect our estimate of warranty liability include the number of units sold, and historical and anticipated rates of warranty claims. We assess the adequacy of our recorded warranty liability and adjust the amount as necessary. We utilize historical trends and information received from our customers to assist in determining the appropriate estimated warranty accrual levels. The Company’s product warranty claims are settled through the return of defective products and the shipment of replacement products. The adequacy of the warranty reserve is reviewed quarterly to verify that it properly reflects the remaining obligations based on the anticipated warranty costs over the balance of the obligation period. Adjustments are made when actual return claim experience differs from estimates. Warranty activities for the three and six-month periods ended September 30, 2007 and 2006 are as follow (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Beginning balance	$672	$667	$743	$699
Accruals for products sold	49	20	87	97
Costs incurred	(114)	(8)	(223)	(117)
Ending balance	$607	$679	$607	$679

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

(18.) Advance Payments from Customers.  The Company routinely receives advance payments on orders placed by its customers.  The advance payments are recorded as a liability in the condensed consolidated balance sheets until the related orders are shipped or services are performed or revenue would otherwise be recorded or deferred.

(19.) Revenue Recognition.  Product sales primarily consist of optical card sales, sales of optical card read/write drives and sales of specialty cards and card printers.  The Company recognizes revenue from product sales when the following criteria are met:  (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the fee is fixed or determinable; and (4) collectibility is reasonably assured.  The Company recognizes revenue on product sales at the time of shipment when shipping terms are F.O.B. shipping point, orders are placed pursuant to a pre-existing sales arrangement and there are no post-shipment obligations other than customer acceptance criteria or, in the case of a U.S. government contract, warehousing.  Where appropriate, provision is made at the time of shipment for estimated warranty costs and estimated returns.

LASERCARD CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Orders for Permanent Resident and Border Crossing Cards for the U.S. government require delivery into a secure Company-controlled vault.  Shipments are later made from the vault to a U.S. government site.  The bill and hold procedures also provide that at the end of any one-year contract term when a renewal option is not exercised, the U.S. government is to take final delivery of any and all of its remaining inventory within six months.  At the time the cards are delivered into the vault, title to the cards is transferred to the U.S. government and all risks of ownership are transferred as well.  The prime contractor is invoiced, with payment due within thirty days and the purchase orders do not contain any return (other than for warranty) or cancellation provisions. Pursuant to the provisions of SEC Staff Accounting Bulletin No. 104 ― “Revenue Recognition” (“SAB 104”), revenue is recognized on delivery into the vault as the Company has fulfilled its contractual obligations and the earnings process is complete.

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

The Company applies the provisions of Statement of Position 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts" (“SOP 81-1”) in applicable contracts. Revenues on time and materials contracts are recognized as services are rendered at contract labor rates plus material and other direct costs incurred.  Revenues on fixed price contracts are recognized on the percentage of completion method based on the ratio of total costs incurred to date compared to estimated total costs to complete the contract.  Estimates of costs to complete include material, direct labor, overhead and allowable general and administrative expenses.  In circumstances where estimates of costs to complete a project cannot be reasonably estimated, but it is assured that a loss will not be incurred, the percentage-of-completion method based on a zero profit margin, rather than the completed-contract method, is used until more precise estimates can be made. The full amount of an estimated loss is charged to operations in the period it is determined that a loss will be realized from the performance of a contract.  The Company recognized approximately $33,000 and $46,000 of revenues for the three and six-month periods ended September 30, 2007, respectively and $9,000 and $10,000 for the three and six-month periods ended September 30, 2006, respectively, based on a zero profit margin related to a long-term contract.

In the fourth quarter of fiscal year 2006, the Company entered into a subcontract covering product and services with a prime contractor for a Middle Eastern country to provide them with card personalization workstation integration for use in that country’s personalized national ID program which includes optical memory cards, hardware, and software. The contract called for multiple deliverables, installation, and certain client acceptance criteria, as defined in the agreement.  In applying the guidance within EITF 00-21, the Company determined the deliverables are not to be accounted for as separate units, but rather as a bundled arrangement as the fair value of the undelivered items cannot be readily determined.  Therefore, revenue recognition on this contract and the associated contract costs were deferred until the predominant undelivered element, the card personalization, was delivered and accepted, commencing when the installation and acceptance of the card personalization system was complete. The Company determined that once the card personalization system was accepted, contract revenue would be recognized ratably based on actual cards personalized and accepted.  As the card personalization system was accepted during the quarter ended March 31, 2007, the Company began recognizing revenue under this contract during that period on cards that had been accepted by customer.  On June 23, 2007, the Company and the prime contractor entered into an amendment agreement whereby the Company will provide cards and supplies according to a delivery schedule for the balance of this fiscal year.  In addition, the Company no longer has obligations pertaining to the installation of equipment, card personalization workstation integration or card personalization.  As a result of this amendment, the Company will ratably recognize revenue upon receipt of the customer’s certificate of acceptance of cards delivered.  Also under the amendment and associated sales incentives, new prices per card have been established. The subcontract continued to allow for optional orders at customer request over a four-year period, valued at up to another approximately $37 million in cards based on the new agreed upon price per card under the amendment.  During the three and six-month periods ended September 30, 2007, we recognized revenue of approximately $3.2 million and $4.3 million, respectively, and as of September 30, 2007, there remained $1.7 million of backlog.

LASERCARD CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The Company applies the provisions of Statement of Position (“SOP”) No. 97-2, “Software Revenue Recognition,” as amended by Statement of Position 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions” to all transactions involving the sale of software products.  Revenue from the license of the Company’s software products is recognized when persuasive evidence of an arrangement exists, the software product has been delivered, the fee is fixed or determinable and collectibility is probable, and, if applicable, upon acceptance when acceptance criteria are specified or upon expiration of the acceptance period.  There was no software revenue recognized for the six-month period ended September 30, 2007. Software revenue was immaterial for the six-month period ended September 30, 2006.

License revenue, which may consist of up-front license fees and long-term royalty payments, is recognized as revenue when earned.  There were no license revenues recorded for the six-month periods ended September 30, 2007 and 2006.

The Company entered into license and optical memory card equipment purchase and support agreements, effective April 3, 2004, with Global Investments Group (GIG), based in Auckland, New Zealand, for optical memory card manufacturing in Slovenia.  GIG transferred the license and other agreements, with our approval, to Prevent in March 2007.  The agreements provide for payments (other than interest on late payments) to the Company of about $25.6 million which were fully paid as of March 31, 2007, for a 20-year license, the required manufacturing equipment for a targeted initial manufacturing capacity of 10 million optical cards annually and installation support, and a four-year training and support package.  Of the $25.6 million we received, $23.6 million was recorded as advance payments from customer and $2 million for the licensing fee was recorded as deferred revenue.  Both were classified as long term liabilities in the condensed consolidated balance sheets.  As of September 30, 2007, the Company had $6.5 million of acquired equipment, plus direct and incremental expenses, classified as equipment held for resale on our condensed consolidated balance sheets.  Beginning in the fourth year of the contract, Prevent is to pay $3 million for a three-year support package, and has options for thirteen additional years of support for payments of $1 million annually.  In addition to the $41.6 million discussed above, Prevent is to pay royalties of $0.60 per card for each card produced under the license.  The territories covered by the license include most of the European Union and Eastern European regions.  Prevent has exclusive marketing rights in certain territories, with performance goals to maintain these rights.  The Company retains rights to utilize up to 20% of the new facility capacity as backup and a capacity buffer to augment our own card manufacturing facilities in Mountain View, California and possibly at the Company’s German subsidiary.  The granting of this license to Prevent establishes a potential second source supplier of optical memory cards for existing and prospective customers who may request multiple sources for cards.  The agreement contains various elements including a card manufacturing license, sale and installation of equipment, training and ongoing support, and contingent payments for support, materials, and royalty payments for cards manufactured.  In accordance with EITF 00-21 “Revenue Arrangements with Multiple Deliverables,” the card manufacturing license, sale and installation of equipment, training and support package, have been accounted for as one unit of accounting, since we were unable to determine evidence of the fair value for the undelivered items other than ongoing support.  The Company is able to determine evidence of fair value for the predominant undelivered item, which is the ongoing annual support of the manufacturing equipment.  Accordingly, revenues for the arrangement have been deferred and will be recognized when the equipment is installed and accepted, with the exception of the value of the ongoing annual support of the manufacturing equipment which will be recognized quarterly as earned, beginning when the equipment is accepted and training has been completed, which date is dependent on Prevent establishing a suitable facility in Slovenia.  Pursuant to FTB 90-1, “Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts” the support revenue will be recognized ratably over the remaining term of the agreement.

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

(22.) Advertising Costs. Advertising costs consist of development and placement costs of the Company’s advertising campaigns and are charged to expense when incurred.  There was no recorded advertising expense for the three-month periods ended September 30, 2007, and 2006. Advertising expense was approximately $202,000 and $188,000 for the six-month periods ended September 30, 2007, and 2006, respectively.

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

2004 Equity Incentive Compensation Plan (the “2004 Plan”): The 2004 Plan provides for the grant of restricted share awards, options, stock units and stock appreciation rights, any of which may or may not require the satisfaction of performance objectives, with respect to shares of our common stock to directors, officers, employees and consultants of the Company and its subsidiaries.  The exercise price of stock options may not be less than 100% of the fair market value of the common stock as of the date of grant (110% of the fair market value if the grant is of an incentive stock option to an employee who owns more than 10% of the total combined voting power of all classes of the Company’s capital stock).  Options granted may not be exercised more than 10 years after the date of grant (five years after the date of grant if the grant is an incentive stock option to an employee who owns more than 10% of the total combined voting power of all classes of the Company’s capital stock). The Board of Directors specifies the term of options, typically 7 years, and the vesting schedule for exercise of options, generally 25% after one year and 6.25% quarterly for the next 3 years.

Stock Options: Under the provisions of SFAS No. 123(R), stock-based compensation cost is estimated at the grant date based on the fair value of the award and compensation cost is recognized as an expense over the requisite service period of the award, generally the vesting period. The fair value of non-vested stock awards was determined by reference to the fair market value of the Company’s common stock on the date of grant. Consistent with the valuation method the Company used for disclosure-only purposes under the provisions of SFAS No. 123(R), the Company uses the Black-Scholes valuation model to estimate the fair value of option awards.  Determining the appropriate fair value model and related assumptions requires judgment, including estimating stock price volatility, forfeiture rates and expected terms. The following assumptions were utilized to estimate the fair value of the Company’s stock option awards during the six-month periods ended September 30, 2007 and 2006:

	Six Months Ended
	September 30,
	2007	2006
Expected stock price volatility	55%	55%
Risk-free interest rates	4.23% to 4.93%	4.44% to 4.96%
Expected life of options	4.4 to 5 years	4.4 to 5 years
Expected annual dividends	―	―

LASERCARD CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

The Company recognized the full amount of the stock-based employee compensation expense of its equity incentive plans in the condensed consolidated statements of operations for the three and six-month periods ended September 30, 2007 and 2006, and did not capitalize any such costs in the condensed consolidated balance sheets other than in the general overhead pool for inventory costs.

Stock-based compensation expense related to stock options was recorded in the Company’s condensed consolidated statements of operations was allocated as follows (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Cost of sales	$72	$81	$138	$168
Selling, general and administrative expense (excludes ESPP)	313	202	596	423
Research and development expense	61	102	121	208

Stock-based compensation expense before income tax	446	385	855	799
Less: income tax benefit	―	―	―	―
Net stock-based compensation expense after income tax	$446	$385	855	$799

Restricted Shares and Restricted Stock Units: On September 21, 2007, restricted shares and restricted stock units were awarded to certain Company employees and directors under the provisions of the 2004 Plan. These shares and units are subject to time-based vesting provisions, and were awarded at no cost to the recipients, and cannot be sold, assigned, transferred, or pledged during the restriction period. Recipients of the restricted shares have the right to vote such shares and receive dividends, whereas the recipients of restricted stock units do not have these same benefits.

Restricted shares were awarded to officers and directors of the Company. The fair value of the shares at the time of the award is expensed on a straight-line basis, primarily in selling, general and administrative expenses over the vesting period.  For officers, these restricted shares shall vest subject to continuous common-law employment with the Company at 25% on each of the first, second, third, and fourth anniversaries of the date of grant of their award with no expiration.  For directors, the restricted shares will vest in full on the eleventh month after the date of their award.  For officers, as the shares vest, the Company will effect tax withholding by retaining that number of shares having a fair market value equal to the taxes being withheld.

Restricted stock units were awarded to certain employees of the Company. The fair value at the time of the award is expensed on a straight-line basis over the vesting period. These restricted units vest subject to the employee’s continuous common-law employment with the Company at 25% on each of the first, second, third, and fourth anniversaries of the date of their award.  As the units vest, shares will be issued in settlement, net of shares retained to satisfy withholding obligations.

As of September 30, 2007, about $5.9 million of total unrecognized compensation cost related to unvested stock options, restricted share awards and restricted stock units is expected to be recognized over the remaining vesting period through September 30, 2011.  As of September 30, 2006, there was approximately $4.8 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under our stock incentive plans which was expected to be recognized over the remaining vesting period through September 30, 2010.

LASERCARD CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

We recorded no income tax benefit on stock based compensation expense for the six-month periods ended September 30, 2007 and 2006, as we have cumulative operating loss carryovers, for which a full valuation allowance has been established.

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

Employee Stock Purchase Plan.  The Company has an Employee Stock Purchase Plan (ESPP), under which eligible employees may designate from 2% to 6% of their compensation to be withheld for the purchase of shares of common stock at 67% of the average price over the three-day period prior to the purchase date.  The differential between fair market value and the average price of the shares sold under the ESPP is charged to operations as a compensation expense and is taxed to the employee as income.  The Company had stock-based compensation expense of approximately $27,000 and $55,000 relating to the ESPP which was included in the Company’s condensed consolidated statements of operations in selling, general and administrative expenses for the three and six-month periods ended September 30, 2007, respectively, and $29,000, and $48,000 for the three and six-month periods ended September 30, 2006, respectively.

(24) Comprehensive Income (Loss).  Under SFAS No. 130, “Reporting Comprehensive Income,” comprehensive income (loss) is defined as the changes in equity of an enterprise except for those resulting from stockholders’ transactions. For the three and six-month periods ended September 30, 2007 and 2006, comprehensive loss is as follows (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Net loss	$(498)	$(2,672)	$(2,857)	$(2,460)
Net change in cumulative foreign
currency transaction adjustments	21	26	27	97
Comprehensive loss	$(477)	$(2,646)	$(2,830)	$(2,363)

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

3.      Net Loss per Share

Basic net loss per share and diluted net loss per share are computed by dividing net loss by the weighted average number of shares of common stock outstanding during the three and six-month periods ended September 30, 2007.  Diluted net income per share is computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding during the three and six-month periods ended September 30, 2007.  Common stock equivalents consist of stock options and warrants using the treasury stock method.

LASERCARD CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The reconciliation of the denominators of the basic and diluted net loss per share computation for the three and six-month periods ended September 30, 2007 and 2006 is shown in the following table (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Net loss	$(498)	$(2,672)	$(2,857)	$(2,460)

Basic net loss per share:
Weighted average common shares outstanding	11,899	11,816	11,883	11,792

Basic net loss per share	$(0.04)	$(0.23)	$(0.24)	$(0.21)

Diluted net loss per share:
Weighted average common shares outstanding	11,899	11,816	11,883	11,792
Weighted average common stock equivalents outstanding	—	—	—	—
Weighted average common shares and common stock
equivalents outstanding	11,899	11,816	11,883	11,792

Diluted net loss per share	$(0.04)	$(0.23)	$(0.24)	$(0.21)

All stock options and warrants were excluded from the calculation of diluted net loss per share since their effect would be anti-dilutive.

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

The accounting policies used to derive reportable segment results are the same as those described in the "Summary of Significant Accounting Policies."  Resources are allocated to the optical memory card and optical card drive segments in a manner that optimizes optical memory card revenues and to the specialty card and printers segment in a manner that optimizes consolidated income as determined by the chief operating decision maker. Segment revenues are comprised of sales to external customers.  Segment gross profit (loss) includes all segment revenues less the related cost of sales.  Accounts receivable, cash, deferred income taxes, prepaid expenses, fixed assets and inventory are not separately reported by segment to the chief operating decision maker.  Therefore, the amount of assets by segment is not meaningful.  There are no inter-segment sales or transfers.  All of the Company’s long-lived assets are attributable to the United States except for $3.6 million at September 30, 2007 that are located in Germany.

LASERCARD CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The Company's chief operating decision maker is currently the Company's Chief Executive Officer.  The chief operating decision maker reviews financial information presented on a consolidated basis that is accompanied by disaggregated information about revenues and gross profit (loss) by segment.

The table below presents information for optical memory cards, optical card drives and specialty cards and card printers and a reconciliation of segment results to amounts included in the Company’s condensed consolidated financial statements for the three and six-month periods ended September 30, 2007 and 2006 (in thousands):

	T h r e e M o n t h s E n d e d S e p t e m b e r 3 0 , 2 0 0 7

	Optical	Optical	Specialty
	Memory	Card	Cards &	Segment
	Cards	Drives	Printers	Total	Other (a)	Total
Revenue	$6,692	$732	$3,315	$10,739	$-	$10,739
Cost of sales	3,909	983	2,658	7,550	-	7,550
Gross profit (loss)	2,783	(251)	657	3,189	-	3,189
Depreciation and
amortization expense	450	47	77	574	161	735

	T h r e e M o n t h s E n d e d S e p t e m b e r 3 0 , 2 0 0 6

	Optical	Optical	Specialty
	Memory	Card	Cards &	Segment
	Cards	Drives	Printers	Total	Other	Total
Revenue	$3,279	$115	$2,900	$6,294	$-	$6,294
Cost of sales	3,035	241	2,190	5,466	-	5,466
Gross profit (loss)	244	(126)	710	828	-	828
Depreciation and
amortization expense	423	45	83	551	135	686

	S i x M o n t h s E n d e d S e p t e m b e r 3 0 , 2 0 0 7

	Optical	Optical	Specialty
	Memory	Card	Cards &	Segment
	Cards	Drives	Printers	Total	Other	Total
Revenue	$11,254	$1,087	$6,253	$18,594	$-	$18,594
Cost of sales	7,431	1,421	4,892	13,744	-	13,744
Gross profit (loss)	3,823	(334)	1,361	4,850	-	4,850
Depreciation and
amortization expense	904	92	154	1,150	315	1,465

	S i x M o n t h s E n d e d S e p t e m b e r 3 0 , 2 0 0 6

	Optical	Optical	Specialty
	Memory	Card	Cards &	Segment
	Cards	Drives	Printers	Total	Other	Total
Revenue	$10,774	$299	$5,775	$16,848	$-	$16,848
Cost of sales	6,886	603	4,366	11,855	-	11,855
Gross profit (loss)	3,888	(304)	1,409	4,993	-	4,993
Depreciation and
amortization expense	817	89	164	1,070	253	1,323

(a)	Other depreciation and amortization expense represents amounts charged to selling, general and administrative expense and research and development expense.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

FORWARD-LOOKING STATEMENTS

All statements contained in this report that are not historical facts are forward-looking statements.  The forward-looking statements in this report are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  They are not historical facts or guarantees of future performance or events. Rather, they are based on current expectations, estimates, beliefs, assumptions, and goals and objectives and are subject to uncertainties that are difficult to predict.  As a result, our actual results may differ materially from the statements made.  Often such statements can be identified by their use of words such as “may,” “will,” “intends,” “plans,” “believes,” “anticipates,” “visualizes,” “expects,” and “estimates.”  Forward-looking statements made in this report include statements as to our beliefs as to current and potential market segments, customers, and applications for and deployment of our products; the advantages of, potential income from, and duties to be performed under the sale of a second-source card manufacturing license to Prevent Global; our intent to retain the Prevent Global equipment until Prevent Global is ready to receive the equipment; future scheduled payments and contingent royalties under the Prevent Global contract, Prevent Global’s planned production capacity, and that we will sell equipment to Prevent Global and provide Prevent Global with installation support; production quantities, delivery rates and expected delivery schedule, backlog, and revenue recognition for our products for U.S. or foreign government ID card programs, potential annual revenues being $40 to $50 million at full implementation from the Italy programs with expected revenues unable to be determined until the prime contractor issues follow-on orders; our expectation for no future growth from the U.S. Green Card and Laser Visa BCC program, with steady state revenue to average $10 million if the option years are elected but with a short-term decrease followed by an increase in orders as the government transitions to a new card design; plans to increase card production capacity for anticipated increases in orders including possibly $8 million in capital equipment and leasehold improvements during the next twelve to eighteen months; and expecting growth of less than 10% in the specialty card and printer segment and expecting negative gross profit from the optical card drive market; our intent to update our SFAS No. 123(R), “Shared-Based Payments,” assumptions at least annually; that the prime contractor for a Middle Eastern country will accept future shipments of cards and supplies or the customer will exercise the optional orders over a four-year period of up-to another approximately $37 million in cards under the amended contract; our intent to find another photographic film supplier should Kodak cease supplying such film and to take advantage of any last-buy opportunity which Kodak may choose to provide; our intent to pursue patent infringers by litigation, arbitration, or negotiation; the need for, expected success of, and potential benefits from our research and development efforts, including our attempts to develop other forms of optical recording media for use in optical memory cards and the potential benefits derived therefrom; expectations regarding revenues (overall and by segment and by customer, including an overall decline in revenues for the fiscal 2008 third quarter), margins, profit (including likely losses in the future if full implementation of the Italian program is further delayed), and our deferred income tax asset and related valuation allowance; our expectation that fiscal 2008 SG&A expenses will be higher than those in fiscal 2007 and that R&D expenses will increase 15% from the previous quarter in each of the next two quarters; that we do not expect any material change in our unrecognized tax benefits over the next twelve months; our expectations that examination of open tax years by the appropriate governmental agencies due to the tax loss carryovers from those years will pose no material change in our tax position; our belief that our current five major programs, plus maybe one or two others, will be the basis for a  majority of our revenues in the near term; estimates of optical card production capacity, our ability to expand production capacity, and our plans and expectations regarding the growth and associated capital costs of such capacity; estimates that revenues and advance payments will be sufficient to generate cash from operating activities over the next twelve months and fund our actual capital expenditures despite expected quarterly fluctuations; expectations regarding market growth, product demand, and the continuation of current programs; and our long-term revenue growth objectives, and drive pricing strategy.

These forward-looking statements are based upon our assumptions about and assessment of the future, which may or may not prove true, and involve a number of risks and uncertainties including, but not limited to, whether there is a market for cards for homeland security in the U.S. and abroad, and if so whether such market will utilize optical memory cards as opposed to other technology; customer concentration and reliance on continued U.S. and Italian government business; risks associated with doing business in and with foreign countries; whether we will be successful in assisting Prevent Global with factory startup and training; whether Prevent Global will obtain the financial resources to make the balance of its required payments to us and to operate the facility; whether the facility will efficiently produce high quality optical memory cards in volume and that meet our standards; lengthy sales cycles and changes in and dependence on government policy-making; reliance on value-added resellers and system integrators to generate sales, perform customer system integration, develop application software, integrate optical card systems with other technologies, test products, and work with governments to implement card programs; risks and difficulties associated with development, manufacture, and deployment of optical cards, drives, and systems; our ability or our customers’ ability to initiate and develop new programs utilizing our card products; risks and difficulties associated with development, manufacture, and deployment of optical cards, drives, and systems; potential manufacturing difficulties and complications associated with increasing manufacturing capacity of cards and drives, implementing new manufacturing processes, and outsourcing manufacturing; our ability to produce and sell read/write drives in volume; the unpredictability of customer demand for products and customer issuance and release of corresponding orders; government rights to withhold order releases, reduce the quantities released, and extend shipment dates; the impact of technological advances, general economic trends, and competitive products; the impact of changes in the design of the cards; and the possibility that optical memory cards will not be purchased for the full implementation of card programs in Italy, a Middle Eastern country and India, or for Department of Homeland Security (DHS) programs in the U.S., or will not be selected for other government programs in the U.S. and abroad; whether we will be successful in developing alternative optical recording media; and  the risks set forth in the section entitled “Risks” and elsewhere in this report; and other risks detailed from time to time in our SEC filings.  These forward-looking statements speak only as to the date of this report, and, except as required by law, we undertake no obligation to publicly release updates or revisions to these statements whether as a result of new information, future events, or otherwise.

CRITICAL ACCOUNTING POLICIES

Except for the adoption of the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”) as described in Note 1 of the notes to condensed consolidated financial statements, our critical accounting policies in our Annual Report on Form 10-K for the fiscal year ended March 31, 2007 have not changed materially.

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

The table below presents condensed consolidated revenues, excluding inter-company transactions, recorded by our U.S. and German operations (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
U.S. operations	$7,424	$3,394	$12,340	$11,074
German operations	3,315	2,900	6,254	5,774
	$10,739	$6,294	$18,594	$16,848

Revenues recorded by our U.S. operations are generally derived from a small number of government customers located throughout the world.  Revenues recorded by our German operations are for a relatively large number of commercial customers, including universities in Germany for student identification cards and organizers of sporting events for secure access cards.

Historically, the largest purchaser of LaserCard products has been a U.S. government contractor, General Dynamics Information Technology (GDIT), previously Anteon International Corporation.  GDIT is currently the government contractor for LaserCard product sales to the U.S. Department of Homeland Security (DHS), U.S. Department of State (DOS), U.S. Department of Defense (DOD), and the government of Canada.  Under government contracts with GDIT, the DHS purchases Green Cards and DOS Laser Visa Border Crossing Cards; the DOD purchases Automated Manifest System cards; and the Canadian government purchases Permanent Resident Cards.  Encompassing all of these programs, our product sales to GDIT represented 30% and 33% of the total revenues during the three and six-month periods ended September 30, 2007, respectively.  Sales to GDIT represented 39% and 32% during the three and six-month periods ended September 30, 2006, respectively.  Another customer, a prime contractor for a Middle Eastern country providing that country’s personalized ID program, represented 30% and 23% of the total revenues during the three and six-month periods ended September 30, 2007, respectively. Another unaffiliated company, Laser Memory Card S.p.A., of Italy, accounted for 14% of our total revenues during the six-month period ended September 30, 2006 mainly for secure government ID card programs in Italy.

Our major government programs are shown below as a percentage of total revenues:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
National ID Cards in a Middle Eastern Country	30%	1%	23%	<1%
U.S. Green Cards & Laser Visas	20%	32%	26%	26%
Canadian Permanent Resident Cards	10%	6%	7%	5%
Vehicle Registration in India	6%	6%	7%	5%
Italian Carta d'Identita Elettonica (CIE) Cards	3%	6%	2%	2%
Italian Permesso di Soggiorno Elettronico (PSE) Cards
and Carta di Soggiorno Elettronico (CSE) Cards	―	―	―	12%

 The national citizen ID (CIE) program has been largely stalled since January 2006 following a change of government and the instigation of a review designed to reduce cost and improve efficiency of the program.  In September, according to newspaper articles published in Italy, an important agreement was reached between the national and provincial governments to facilitate the CIE program’s movement forward.  If the CIE and foreign resident ID card (PSE) systems function as designed, CIE and PSE card orders could ramp toward their full implementation level which could potentially result in annual revenues of $40 to $50 million.  We received and shipped a small order for foreign language versions of the CIE card during the six-month period ended September 30, 2007. The issuance system for PSE cards is in place and operating with about 1 million applications received and the government is in possession of a substantial card inventory for personalization.  There was no backlog for these programs at September 30, 2007.  We believe that during the second half of the fiscal year ending March 31, 2008, follow-on orders for both programs will be received and significant card revenue will be realized during fiscal 2009 although it remains unclear when the prime contractor will issue follow-on orders.

U.S. Laser Visa Border Crossing Cards (BCCs) and Green Cards for the U.S. Department of Homeland Security (DHS) are an important part of our revenue base.  For these programs, we recorded card revenues of $2.1 million and $4.8 million for the three and six-month periods ended September 30, 2007, respectively; and we recorded card revenues of $2 million and $4.3 million for the three and six-month periods ended September 30, 2006, respectively.  We received a five-year follow-on U.S. government subcontract in March 2007 with an initial one-year term and four one-year extension options.  Backlog at September 30, 2007 for these programs, which is deliverable through February, 2008, totaled $1.2 million.  DHS has tasked us to support the redesign of the Green Cards.  The transition to a redesigned card could cause delays in future orders as DHS reduces its inventory of current cards that were designed in 1997.  However, we anticipate that this decrease will be followed by an increase in orders of the newly designed cards to replenish the strategic reserve, although no assurance can be given.  We anticipate that the Border Crossing Card (BCC) design will be reconfigured to include an RFID chip in keeping with the requirements of the Western Hemisphere Travel Initiative as specified for Department of State’s proposed PASSport Card.  We have responded to the government solicitation for the PASSport Card with our proposed LaserPass Optical/RFID solution with emphasis on the digital security that optical memory features provide without compromise.  If successful, we anticipate that any future BCC will follow this hybrid model.

Under a subcontract for Canada’s Permanent Resident Cards, we recorded revenue of $1 million and $1.2 million for the three and six-month periods ended September 30, 2007, respectively. We recorded revenue of $0.4 million and $0.8 million for the three and six-month periods ended September 30, 2006, respectively. The backlog at September 30, 2007, was $1.5 million originally scheduled for delivery through June 2008.  This backlog will most likely be delivered earlier as two-thirds has been rescheduled for delivery through November 2007 based upon a recent customer request.  The delivery quantity is subject to fluctuation at customer request.

During the three and six-month periods ended September 30, 2007, we recorded revenue under purchase orders and a subcontract for the supply of secure national ID cards and supporting hardware, software, and integration services to a Middle Eastern government of approximately $3.2 million and $4.3 million, respectively, in addition to the $4 million recognized in fiscal year 2007.  This followed earlier deliveries of cards and card encoders under previous contracts and purchase orders.  The cards are being issued to adult citizens for national identity purposes and feature the latest advancements in identity fraud protection provided by Optical IDLock™, a combination of the highly-secure LaserCard® optical memory technology and Embedded HologramHD™, the new high-definition “photographic quality” etched image security feature.  As of September 30, 2007, there was a backlog of $1.7 million under this contract for distributed card issuance from multiple locations. The subcontract continues to allow for optional orders at customer request over a four-year period, potentially valued at up to another approximately $37 million in cards.  See Note 2, Item 19 of the notes to condensed consolidated financial statements for a further discussion of the subcontract.

Effective April 3, 2004, we sold a second-source card-manufacturing license, including equipment, training, and support, to Global Investments Group (GIG), based in Auckland, New Zealand, for card manufacturing in Slovenia and began receiving associated cash payments.  Recently, and with our approval, GIG transferred the license to Prevent Global of Slovenia.  We will begin to recognize revenue on this arrangement over the remaining term of the agreement starting when the equipment has been accepted and the training has been completed, which date is in turn dependent on Prevent establishing a suitable facility in Slovenia.  Refer to Note 2, Item 19 of the notes to condensed consolidated financial statements for further disclosure of the Prevent agreement.

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

Revenues

Product Revenues.  Our total revenues consisted of sales in our three segments of (1) optical memory cards, (2) optical card drives, drive accessories, maintenance, systems and enabling services, and (3) specialty cards and card printers, as well as other miscellaneous items.  Product revenues for the three and six-month periods ended September 30, 2007 were $10.7 million and $18.6 million, respectively. Product revenues for the three and six-month periods ended September 30, 2006 were $6.3 million and $16.8 million, respectively.

The following table presents our product revenue by segment (in thousands, except for percentages):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Optical memory cards	$6,692	$3,279	$11,254	$10,774
% of total revenues	62%	52%	61%	64%

Optical cards drives	732	115	1,087	299
% of total revenues	7%	2%	6%	2%

Specialty cards and card printers	3,315	2,900	6,253	5,775
% of total revenues	31%	46%	34%	34%
Total revenues	$10,739	$6,294	$18,594	$16,848

The following table presents our optical memory card revenue by major program (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
U.S. Green Cards & Laser Visas	$2,100	$1,994	$4,830	$4,337
Italian National ID Card Programs	154	345	183	2,408
Canadian Permanent Resident Cards	1,028	404	1,210	822
National ID Cards in a Middle Eastern Country	2,680	53	3,545	53
Vehicle Registration in India	635	386	1,234	774
All other programs	95	97	252	2,380
Total optical memory card revenues	$6,692	$3,279	$11,254	$10,774

Optical memory card revenue increased for the three-month period ended September 30, 2007 by 104% as compared with the three-month period ended September 30, 2006 due mainly to the increase in card unit volume for a Middle Eastern ID card program and the Canadian Permanent Resident card program. Optical memory card revenue increased for the six-month period ended September 30, 2007 by 4% as compared with the six-month period ended September 30, 2006 due mainly to the increase in card unit volume containing for a Middle Eastern ID program, partially offset by a decrease in both the Italian card program and sports logbook cards for Slovenia.

Revenue in the optical card drive segment, including systems and enabling services, grew about $0.6 million for the three-month period ended September 30, 2007 as compared with the three-month period ended September 30, 2006 due mainly to activity in the national ID card program for a Middle Eastern government.  Revenue in the optical card drive segment, including systems and enabling services, grew about $0.9 million for the six-month period ended September 30, 2007 as compared with the six-month period ended September 30, 2006 due mainly to activity in the national ID card program for a Middle Eastern government.  We do not anticipate that we will derive significant profits in the near term on drive sales as prices are set near the manufacturing cost in order to promote optical memory card sales.

Specialty cards and printers revenue was approximately $3.3 million for the three-month period ended September 30, 2007 or an increase of 14% from the $2.9 million of the three-month period ended September 30, 2006; and $6.3 million for the six-month period ended September 30, 2007 or an increase of 8% from the $5.8 million recorded in the six-month period ended September 30, 2006 primarily due to the 8% effect of the Euro-Dollar exchange rate.

License Fees and Other Revenues.  There were no license revenues for the three and six-month periods ended September 30, 2007, and 2006.  We entered into a license and optical memory card equipment purchase and support agreements, effective April 3, 2004, for optical memory card manufacturing in Slovenia which were transferred with our approval to Prevent Global in March 2007.  Refer to Note 2, Item 19 of the notes to condensed consolidated financial statements for further disclosure of the Prevent agreement.

Backlog

As of September 30, 2007, the backlog for LaserCard® optical memory cards totaled $7.3 million, which is scheduled for delivery in fiscal year 2008, as compared with $5.7 million at March 31, 2007. We have only a few customers who generally place orders for a period of several months to a year or more so that variations in order placement from a single customer can materially affect backlog.  As a result, the relative size of our backlog has not been a reliable indicator of future sales revenue trends.

In addition, the backlog as of September 30, 2007, for specialty cards and printers totaled 0.5 million euros (approximately $0.7 million) compared with 0.6 million euros (approximately $0.8 million) at March 31, 2007, in addition toa contract to develop a conventional non-optical card production facility totaled 0.6 million euros (approximately $0.9 million) at September 30, 2007 and 0.7 million euros (approximately $0.9 million) at March 31, 2007.

We had no significant backlog for read/write drives at September 30, 2007 or March 31, 2007.

Gross Margin

The following table represents our gross margin in absolute amount and as a percentage of revenue by segment (in thousands, except for percentages):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Optical memory cards	$2,783	$244	$3,823	$3,888
% of optical memory card revenues	42%	7%	34%	36%

Optical cards drives	(251)	(126)	(334)	(304)
% of optical card drive revenues	NM	NM	NM	NM

Specialty cards and card printers	657	710	1,361	1,409
% of specialty cards and card printers revenues	20%	24%	22%	24%
Total gross margin	$3,189	$828	$4,850	$4,993
% of total gross margin	30%	13%	26%	30%

Optical Memory Cards.  Optical memory card gross margin can vary significantly based upon changes in average selling price, production and sales volumes, mix of card types, production efficiency and yields, and changes in fixed costs.  Unit volume greatly affects gross margin due to the absorption of fixed manufacturing costs.  The increase in optical memory card gross margin to 42% of revenue for the three-month period ended September 30, 2007, as compared with 7% of revenue for the three-month period ended September 30 2006, is mainly due to the 50% increase in sales unit volume and the resultant gain of production efficiencies. The slight decrease in optical memory card gross margin to 34% of revenue for the six-month period ended September 30, 2007, as compared with 36% of revenue for the six-month period ended September 30 2006, is due to the 8% decrease in sales unit volume.

Optical Card Drives.  Read/write drive gross margin has been negative over the past three years, inclusive of fixed overhead costs, due to low sales volume and our policy to price drives close to manufacturing cost to promote card sales.  This segment also includes enabling services, also with lower margins than optical memory cards.  We anticipate that read/write drive negative gross margins will continue in the future unless sales volume is sufficient to cover fixed costs.

Specialty Cards and Card Printers.  The gross margin on specialty cards and card printers was 20% and 24% in the three-month periods ended September 30, 2007, and 2006, respectively.  Over the past three years, the quarterly gross margins have generally been in the low to mid 20% range.

Operating Expenses

The following table presents operating expenses for the three-month periods ended September 30, 2007 and 2006 (in thousands, except for percentage):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2007	2006
Selling, general and administrative expenses	$3,281	$2,998	$6,770	$6,418
Percent of change from prior year	9%		5%

Research and development expenses	$704	$800	$1,492	$1,545
Percent of change from prior year	(12%)		(3%)

Selling, General, and Administrative Expenses (SG&A).  The $283,000 increase in SG&A expenses for the three-month period ended September 30, 2007 as compared with the three-month period ended September 30, 2006 was mainly due to the increase of $109,000 in stock-based compensation expenses, $33,000 of depreciation expenses related to the ERP implementation, and the increase of $141,000 in sales and marketing initiatives including filling the newly created position of Vice President of Sales.  The $352,000 increase in SG&A expenses for the six-month period ended September 30, 2007 as compared with the six-month period ended September 30, 2006 was mainly due to the increase of $180,000 in stock-based compensation expenses, $65,000 of depreciation expenses related to the ERP implementation, and the increase of $107,000 in sales and marketing initiatives including filling the newly created positions of Vice President of Sales and Director of Marketing.  We believe that SG&A expenses for fiscal year 2008 will be higher than fiscal year 2007 levels, mainly due to expected increases in stock-based compensation and marketing and selling expenses.

Research and Development Expenses (R&D).  The decrease in R&D expenses during the three and six-month periods ended September 30, 2007 as compared with the three and six-month periods ended September 30, 2006 was mainly due to share-based expenses and the closure of some R&D projects such as the employee badging system and the optical chip project. We are continuing our efforts to develop new optical memory card features and structures, including various composite card structures to allow the insertion of contactless chips with radio frequency (RF) capability, dual-interface (contact-contactless) with optical memory, OVD (optically variable device) products, and other market-driven requirements.  We are also performing optical media development to allow new form factors for more flexibility in card layouts and integrated security features; enhanced optical memory card read/write drives for both increased reliability and ease of use and integration; new versions of read-only drives (readers) to meet various operational requirements such as office desktop units or handheld field units with integrated displays, biometrics, and RFID capability; and new software products in an effort to provide new products that can stimulate optical memory card sales growth. For example, we recently have developed a new Green Card Authenticator application based on the LaserCard® reader that is currently being evaluated in the market, which allows employers to quickly validate potential employees’ Green Cards in real time during the hiring process. Additionally, after a year of in-house evaluation of our OpticalProximity system for building access control, we have completed installation at our first customer location, as a test and evaluation site.  In our German subsidiary, we recently completed the development of a new integrated card personalization system and have shipped several systems to customers in the past year. We anticipate that these ongoing research and development efforts should result in enhanced card features and capabilities, new versions of read-only drives, and drives with advanced security features and/or lower manufacturing costs; however, there is no assurance that such product development efforts will be successful.  These features are important for our existing and future optical memory card markets.  We anticipate the R&D expenditures will increase about 15% from the previous quarter in each of the next two quarters.

Other Income, Net.  The decrease in interest income was mainly due to a lower amount of invested funds.  The decrease in interest expense was due to improved management of the forward contracts.

The following table presents other income, net for the three and six-month periods ended September 30, 2007 and 2006 (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Interest income	$207	$268	$446	$516
Other income	1	10	18	14
Interest expense	(18)	(36)	(34)	(82)
Other expense	(1)	(9)	-	(9)
	$189	$233	$430	$439

Income Taxes.  The tax benefit in the six-month period ended September 30, 2007 included about $99,000 credit for our foreign subsidiary’s assimilation of the new reduction in tax rate and $26,000 for the subsidiary’s loss that is expected to be refunded in its jurisdiction.

The following table presents income taxes for the three and six-month periods ended September 30, 2007 and 2006 (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
U.S. income taxes	$-	$(46)	$-	$-
Foreign income tax	(109)	(19)	(125)	(71)
	$(109)	$(65)	$(125)	$(71)

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes cash, cash equivalents and investments as of September 30, 2007 and March 31, 2007 (in thousands):

	September 30,	March 31,
	2007	2007
Cash and cash equivalents	$3,022	$3,026
Cash, cash equivalents and short-term investments	$18,522	$20,526

The following table displays the sources and uses of cash by activity (in thousands):

	Six Months Ended
	September 30,
	2007	2006
Net cash used in operating activities	$(1,749)	$(1,009)
Net cash provided by (used in) investing activities	$1,377	$(2)
Net cash provided by financing activities	$566	$748

Cash used in operations of $1.7 million for the six-month period ended September 30, 2007 consists mainly of of the $0.5 million used due to the net loss, net of non-cash items, and the decrease of $1.2 million in liabilities.  Cash used by operations of $1 million for the six-month period ended September 30, 2006 consists mainly of $0.2 million used due to the net loss, net of non-cash items, and the $0.8 million decrease in liabilities.

Net cash provided by investing activities of $1.4 million for the six-month period ended September 30, 2007, was due to $2 million from net proceeds provided from investments, and capital and patent expenditures of approximately $0.6 million.  Net cash used by investing activities was immaterial for the six-month period ended September 30, 2006. It consisted of a net proceeds provided from investments of $1.6 million offset by about an equal amount of capital equipment expenditures.

Net cash provided by financing activities for the six-month period ended September 30, 2007 was $0.6 million, which primarily consisted of  net proceeds from the sale of common stock under our employee stock plans.  Net cash provided by financing activities for the six-month period ended September 30, 2006 was $0.7 million, which primarily consisted of net proceeds from the sale of common stock under our employee stock plans.

We believe that the estimated level of revenues and customer advance payments over the next twelve months will be sufficient to generate cash from operating activities over the same period.  However, quarterly fluctuations are expected, especially in the December 2007 quarter where we expect to have a decrease in revenue.  Operating cash flows could be negatively impacted to a significant degree if either of our largest U.S. government programs were to be delayed, reduced, canceled, or not extended, or if the Italian CIE card program does not grow as planned, and if these programs are not replaced by other card orders or other sources of income, or if increases in product revenues or licenses do not keep pace with anticipated increases in marketing and R&D expenditures.

We have not established a line of credit.  We may negotiate a line of credit, although no assurance can be made that such financing would be available on favorable terms or at all, if needed.

As a result of our net loss for the six-month period ended September 30, 2007, our accumulated deficit increased from $38.7 million to $41.5 million.  Upon adoption of FIN 48, the Company recognized a cumulative effect adjustment of $62,000, decreasing its income tax liability for unrecognized tax benefits, and decreasing the March 31, 2007 accumulated deficit balance. Stockholders’ equity at September 30, 2007 decreased to $21.3 million from $22.6 million at March 31, 2007 as a result of the net loss partially offset by the cumulative effect upon adoption of FIN 48 and issuance of common stock under our employee stock plans.

We consider all highly liquid investments, consisting primarily of commercial paper, discount notes, and U.S. government bonds, with original or remaining maturities of three months or less at the date of purchase, to be cash equivalents.  All investments with original or remaining maturities of more than three months but not more than one year at the date of purchase are classified as short-term.  Investments with original or remaining maturities of more than one year at the date of purchase are classified as long-term.  We determine the length of our investments after considering our cash requirements and yields available for the type of investment considered by our Company.  We determine the appropriate classification of debt and equity securities at the time of purchase and reevaluate the classification of investments as of each balance sheet date.  As of September 30, 2007, we had $15.5 million of short-term investments, compared with $17.5 million of short-term investments at March 31, 2007.  These investments were in the form of auction rate securities.  All auction rate securities are accounted for as available-for-sale and all other interest-bearing securities are accounted for as held-to-maturity.

We made capital equipment and leasehold improvement purchases of approximately $0.6 million for the six-month period ended September 30, 2007 compared with approximately $1.5 million for the six-month period ended September 30, 2006.  We have an annual production capacity of 10 million roll-process cards in conjunction with approximately 9 million sheet-process cards depending upon the optimum mix of features.  We plan to purchase additional production equipment in a series of steps when we deem appropriate based in part upon orders and forecasts.  We may use cash on hand and cash generated from operations or debt financing to fund possible capital expenditures of possibly $8 million for equipment and leasehold improvements for card production, read/write drive tooling and assembly, and general support items as customer orders justify the investment.  These expenditures could occur throughout the next twelve to eighteen months.

During the three-month period ended September 30, 2007, we entered into a lease agreement with a four-year term to acquire equipment.  This was recorded as a capitalized lease in the amount of about $113,000 (80,000 euros) in accordance with SFAS 13, Accounting for Leases.  The Company had no other debt financing activities.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangement as of September 30, 2007 and March 31, 2007, that has or is reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

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

Interest Rate Risk.  We invest our cash, beyond that needed for daily operations, in high quality debt securities.  In doing so, we seek primarily to preserve the value and liquidity of our capital and, secondarily, to safely earn income from these investments.  To accomplish these goals, we invest only in debt securities issued by (a) the U.S. Treasury and U.S. government agencies, state agencies and corporations and (b) debt instruments that meet the following criteria:

●	Commercial paper rated A1/P1 or debt instruments rated AAA, as rated by the major rating services
●	Can readily be sold for cash

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

There were no material changes for the six-month period ended September 30, 2007 in our exposure to market risk for changes in interest rates.

The following summarizes short-term investments at fair value (in thousands), weighted average yields and maturity dates:

September 30, 2007
Auction rate securities	$15,500
Weighted average yield	6.27%
Total investments	$15,500
Maturity dates	October 1 - 25, 2007

There were no long-term investments as of September 30, 2007.

Foreign Currency Exchange Rate Risk.  Our U.S. operations sell products in various international markets.  For the six-month period ended September 30, 2007, revenue by our German subsidiary of approximately $6.3 million was denominated in foreign currency.  In addition, some raw material purchases and purchased services are denominated in foreign currency.  Cash provided by/used in CCD operating activities has been immaterial.

We use short-term foreign exchange forward contracts to mitigate foreign currency risk associated primarily with inter-company receivables and payables, and loans receivable (denominated in Euros) to our German subsidiary.  Our foreign exchange forward contracts are not designated for accounting purposes as hedging instruments under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended.  Accordingly, any gains or losses resulting from changes in the fair value of the forward contract are reported in other income, net of expenses.  The gains and losses on these forward contracts generally offset gains and losses associated with the underlying foreign currency denominated inter-company receivables and payables, and loans receivable.  At September 30, 2007, we had a foreign exchange forward contract with a maturity of less than 30 days to purchase 2.3 million euros. The fair value of the forward contract was not material at September 30, 2007.

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

(b)           Changes in Internal Control over Financial Reporting.  There were no significant changes in our internal control over financial reporting that occurred during the three-month period ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. – Risk Factors

A revised description of the risk factors associated with our business is set forth below. This description includes any material changes to and supersedes the description of the risk factors associated with our business previously disclosed in Part II, Item 1A of our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2007.  Because of these risk factors, as well as other factors affecting the Company’s business and operating results and financial condition, including those set forth elsewhere in this report, our actual future results could differ materially from the results contemplated by the forward-looking statements contained in this report and our past financial performance should not be considered to be a reliable indicator of future performance, so that investors should not use historical trends to anticipate results or trends in future periods.

RISK FACTORS

OUR CURRENT AND FUTURE EXPECTED REVENUES ARE DERIVED FROM A SMALL NUMBER OF ULTIMATE CUSTOMERS SO THAT THE LOSS OF OR REDUCTIONS IN PURCHASES BY ANY ONE ULTIMATE CUSTOMER COULD MATERIALLY REDUCE OUR REVENUES AND LEAD TO LOSSES.  During our six-month period ended September 30, 2007 and each of the previous three fiscal years, we derived more than 64% of our optical memory card and drive-related revenues from five programs ― two U.S. government programs and three foreign government programs.  Due to the lengthy sales cycles, we believe that these programs, with perhaps the addition of a few other foreign programs, will be the basis for a majority of our revenues in the near-term.  The loss of or reductions in purchases by any one customer due to program cutbacks, competition, or other reasons would materially reduce our revenue base. Annual or quarterly losses occur when there are material reductions, gaps or delays in card orders from our largest U.S. or foreign government programs or if such programs were to be reduced in scope, delayed, canceled, or not extended and not replaced by other card orders or other sources of income.

WE INCURRED NET LOSSES DURING FIFTEEN OF THE PREVIOUS EIGHTEEN QUARTERS AND MAY NOT BE ABLE TO GENERATE SUFFICIENT REVENUE IN THE FUTURE TO REGAIN PROFITABILITY. Although we generated $3.3 million of profit during the three quarters from October 1, 2005 through June 30, 2006, we incurred a loss for our last five quarters and we had incurred losses as well for the ten quarters preceeding the quarter ended October 1, 2005.  Our loss for the six-month period ended September 30, 2007, was $2.9 million and for our fiscal year 2007 our loss was $12.4 million, and we had an accumulated deficit of $41.5 million at September 30, 2007.  There can be no assurance that we will generate enough revenues in the near term to achieve profitability.  We are relying upon our optical memory card technology to generate future product revenues, earnings, and cash flows.  If alternative technologies emerge or if we are otherwise unable to compete, we may not be able to achieve or sustain profitability on a quarterly or annual basis.  Annual or quarterly losses would also continue if increases in product revenues or license revenues do not keep pace with increased selling, general, administrative, research and development expenses and the depreciation and amortization expenses associated with capital expenditures.

OUR PROGRAM WITH ITALY, WHICH WE BELIEVE WILL BE ONE OF OUR LARGEST CUSTOMERS ONCE FULLY IMPLEMENTED, MAY BE DELAYED OR CANCELLED FOR REASONS OUTSIDE OUR CONTROL WHICH WOULD CAUSE US TO HAVE LESS REVENUE THAN PLANNED AND WOULD LIKELY LEAD US TO CONTINUED OPERATING LOSSES IF OTHER EXPECTED BUSINESS DOES NOT MATERIALIZE.  We believe that the Italian government will be our largest customer when the CIE program is fully implemented.  The CIE and PSE card programs may comprise a significant portion of future revenues.  Sales of cards and drives for the Italian government’s CIE and PSE card programs have been a small portion of our total revenue for the past year.  However, during fiscal year 2007, we increased card manufacturing capacity to meet anticipated demand and we have expected a large order since the first quarter of fiscal year 2007.  This order has not yet been placed and there can be no assurance that the order will be placed in the near-term or that demand will increase or be sustained as we anticipate.  We would most likely continue to incur losses if orders are further delayed, or if full implementation is canceled, not extended, or if the program is not implemented at the level foreseen or if the government was to change its technology decision and no longer use optical memory cards and other new programs do not materialize as expected.  While selected Italian cities have issued cards and tested the distributed card issuing process, full implementation is dependent upon regionalized and further decentralized card issuance infrastructure developments being successfully undertaken and the national ID card system functioning as designed, of which there can be no assurance. Also, if Laser Memory Card SpA of Italy, our VAR customer for this program, were to discontinue participation in this program or discontinue operations, interruptions could occur in orders or shipments for this program until a replacement could be found.  Overcoming some of these issues may be difficult and complex and involve third parties, which could be time consuming and expensive and lead to further delays for implementation.

THE U.S. GOVERNMENT, ONE OF OUR TWO LARGEST ULTIMATE CUSTOMERS, HAS THE RIGHT TO DELAY ITS ORDERS OR COULD CHANGE ITS TECHNOLOGY DECISIONS, WHICH WOULD RESULT IN ORDER DELAYS AND POSSIBLY IN OPERATING LOSSES. For the six-month period ended September 30, 2007 revenues included sales of approximately $4.8 million of Green Cards and Laser Visa BCCs, and comprised 26% of our total revenue. For the six-month period ended September 30, 2006, revenues included sales of approximately $4.3 million of Green Cards and Laser Visa BCCs, and comprised 26% of our total revenue.  These revenues could average approximately $10 million annually ($8 million for Green Cards and $2 million for Laser Visa BCCs) if the U.S. government continues to use our cards in these programs, continues to personalize cards at that rate and continues to maintain an inventory level equal to six-months of usage.  On April 2, 2007, we announced a subcontract with General Dynamics Information Technology (GDIT) for the manufacture and supply of Green Cards and Laser Visas.  The subcontract is for an initial 12-month period with optional extensions up to a total of five years.  Under the first purchase order received under the subcontract, we recorded revenue of $5.9 million in Green Cards and Laser Visas over the period from March through September 2007.  At September 30, 2007 we had backlog, due to a subsequent order, of $1.2 million for these programs.  The Green Card is currently undergoing a redesign process.  It is possible that our revenue will be reduced during the period of transition from the current card to the new design after which we would expect orders to increase as their inventory is rebuilt to their desired safety-stock level.  Under U.S. government procurement regulations, even with a contract in place, the government reserves certain rights, such as the right to withhold releases, to reduce the quantities released, extend delivery dates, reduce the rate at which cards are issued, and cancel all or part of its unfulfilled purchase orders.  We would most likely have reduced operating results if one or both of these U.S. government programs were to be delayed, canceled, or not extended or if the government were to change its technology decision and no longer use optical memory cards.  We have been advised by the program prime contractor that the U.S. State Department, who is the customer for Laser Visa Border Crossing Cards, intends to introduce Radio Frequency Identification (RFID) technology into this program starting in calendar year 2008.  We intend to offer a hybrid version of our optical memory card including such RFID capability.  There is no assurance we will be able to successfully win new Laser Visa orders if this technology change occurs as projected.  Our U.S. government card deliveries depend upon the issuance of corresponding order releases by the government to its prime contractor and then to us.  If GDIT, our VAR customer, and the U.S. government prime contractor for this program, were to discontinue participation in this program or discontinue operations, interruptions could occur in orders or shipments for this program until a replacement could be found.

OUR OPTICAL MEMORY CARD PRODUCT REVENUES WILL NOT GROW IF WE DO NOT WIN NEW BUSINESS IN THE U.S. OR ABROAD OR IF THE ITALIAN NATIONAL ID PROGRAM IS NOT IMPLEMENTED AS ANTICIPATED.  Quarterly OMC revenues from April 1, 2006 through September 30, 2007 from our core programs have been $5.3 million, $3.2 million, $2.9 million, $4.9 million, $4.4 million, and $6.6 million, respectively.  These programs include the U.S. Green Card, the Laser Visa BCC, the Canadian Permanent Resident Card, the vehicle registration card used in India, and a national ID card used in a Middle Eastern country.  During full implementation, we expect our revenues from programs in Italy will reach approximately $40 to $50 million per year.  We also are working on potential secure ID card business in ten countries around the world.  In order for us to achieve our overall revenue growth goal, we will need the Italian programs to continue and reach their anticipated levels, of which there can be no assurance, and we will also need to win some of the new business opportunities we see in the U.S. and abroad.  Emerging optical memory card programs or prospective applications include permanent resident cards and national identification cards in several countries as well as secure identification cards for governmental agencies.  There can be no assurance that we will receive sizable future orders for any of these programs, nor any assurance that we will be able to win any other new business in the U.S. or abroad which is necessary to grow our business to the level we desire.

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

WE COULD EXPERIENCE EQUIPMENT, RAW MATERIAL, QUALITY CONTROL, OR OTHER PRODUCTION PROBLEMS ESPECIALLY IN PERIODS OF INCREASING VOLUME.  There can be no assurance that we will be able to meet our projected card manufacturing capacity if and when customer orders reach higher levels. We have made and intend to continue to make significant capital expenditures to expand our card manufacturing capacity. For example, we may invest up to $8 million of capital expenditures during the next twelve to eighteen months assuming certain business developments. However, since customer demand is difficult to predict, and we generally wait for such demand to materialize prior to making capital expenditure commitments, we may be unable to ramp up our production quickly enough to fill new customer orders in a timely fashion. This could cause us to lose new business and possibly existing business. In addition, if we overestimate customer demand, we could incur significant costs from creating excess capacity which was the case during fiscal year 2005 and 2007.  We may experience manufacturing complications associated with increasing our manufacturing capacity of cards and drives, including the adequate production capacity for sheet-lamination process cards to meet order requirements and delivery schedules. We may also experience difficulties implementing new manufacturing processes, meeting customers’ quality or standards requirements, or outsourcing some of our manufacturing. The addition of fixed overhead costs increases our breakeven point and results in lower profit margins unless compensated for by increased product sales. When purchasing raw materials for our anticipated optical card demand, we take into consideration the order-to-delivery lead times of vendors and the economic purchase order quantity for such raw materials. If we over-estimate customer demand, excess raw material inventory can result.

WE ARE CURRENTLY OUR OWN SOLE SOURCE OF OPTICAL MEMORY CARDS AND SEVERAL OF THE STEPS IN OUR CARD MANUFACTURING PROCESS HAVE NO BUILT-IN REDUNDANCY.  THEREFORE, WE ARE SUSCEPTIBLE TO SUPPLY INTERRUPTIONS, INCLUDING IF CERTAIN MACHINERY WERE TO BREAK DOWN.  MUCH OF OUR MACHINERY IS COMPRISED OF CUSTOM VERSIONS OF MACHINERY SOME OF WHICH IS MORE THAN 20 YEARS OLD.  Unless and until Prevent Global comes on line as a second source, of which there can be no assurance, we are the only source of our optical memory cards, making them in our Mountain View facility using a proprietary manufacturing process, with our German subsidiary capable of performing a few key steps in certain instances.  There is no assurance that the Prevent facility, if and when operational, will be an acceptable second source to some of our key government accounts.  We are susceptible to supply interruptions or yield decreases when our line goes down or malfunctions.  Much of our machinery is comprised of customized versions of machinery which has long lead times to replace and may be difficult to maintain or repair, requiring us to be self-reliant.  Some of the machinery we use is more than 20 years old and is no longer manufactured for others, which would require us to adapt a newer version to our needs, which would involve additional effort on our part.

IF WE ARE UNABLE TO BUY RAW MATERIALS IN SUFFICIENT QUANTITIES AND ON A TIMELY BASIS, WE WILL NOT BE ABLE TO DELIVER PRODUCTS TO CUSTOMERS ON TIME WHICH COULD CAUSE US TO LOSE CUSTOMERS, AND OUR REVENUES COULD DECLINE.  We depend on sole source and limited source suppliers for optical card raw materials. Such materials include plastic films used in optical memory card production, which are available from one supplier in the U.S. and from multiple foreign suppliers. Processing chemicals, inks, and bonding adhesives are obtained from various U.S. and foreign suppliers. Certain photographic films are commercially available solely from Eastman Kodak Company, of the United States. We currently have on hand and on order enough inventory of such films to produce cards for orders projected over the next nine to fifteen months.  No assurance can be given that Kodak will continue to supply such photographic films on a satisfactory basis and in sufficient quantities although we believe Kodak will continue to supply such films for several years.  If Kodak were to announce that it was no longer going to sell film, we would request that Kodak provide us with a last-buy opportunity which we would plan to take maximum advantage of in order to purchase from Kodak sufficient supply of films to continue our card production until an appropriate substitute can be found or developed, although no assurance can be given that Kodak would provide us with such an opportunity. Also we have ongoing R&D efforts in the area of alternate media, designed to develop an alternate to the current Kodak film-based media, though there is no assurance that those efforts will be successful.

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

WE ARE SUBJECT TO RISKS ASSOCIATED WITH CHANGES IN FOREIGN CURRENCY EXCHANGE RATES.  Part of the manufacturing process of certain LaserCard products that we sell outside the U.S.A. takes place in our operations in Germany.  Also, some of the raw materials we use to manufacture optical memory cards are sourced in Europe.  These costs are denominated in euros, the currency used in much of Europe.  However, when we sell our finished products, the prices that we charge are denominated in United States dollars.  Accordingly, we are subject to exposure when the exchange rate for euros increases in relation to the United States dollar.  Recent declines in the U.S. dollar/euroexchange rate, if not reversed, will eventually result in increases in raw material costs.  The losses on foreign currency exchange for both fiscal year 2007 and the six-month period ended September 30, 2007 were immaterial. As of September 30, 2007, we had not entered into a forward exchange contract to hedge against or potentially minimize the foreign currency exchange risk related to transactions other than those related to inter-company payables and receivables.

WE SOLD A SECOND-SOURCE CARD MANUFACTURING LICENSE THAT WAS SUBSEQUENTLY TRANSFERRED TO PREVENT GLOBAL (PREVENT), UNDER WHICH WE WILL PROVIDE CERTAIN FACTORY SET-UP AND TRAINING SERVICES.  IF WE ARE NOT SUCCESSFUL OR IF PREVENT GLOBAL IS UNABLE TO FINANCE THIS OPERATION, THE SECOND-SOURCE SUPPLY OF OPTICAL CARDS WILL NOT MATERIALIZE.  IF WE AND PREVENT GLOBAL ARE SUCCESSFUL, THE SECOND-SOURCE WILL COMPETE WITH US FOR BUSINESS.  We will be obligated to deliver the required manufacturing equipment and installation support to Prevent Global for its to-be-built new card manufacturing facility in Slovenia, to provide a targeted initial manufacturing capacity of 10 million optical cards annually.  If Prevent Global is successful, Prevent Global would become a second source for optical memory cards.  We will also be assigning personnel to be on site during the license term, if such option is elected by Prevent Global, to assist with quality, security, and operational procedures, with a mutual goal that the facility and the cards made in Slovenia conform to our standards.  If cards are not produced in conformance with our quality standards, the reputation and marketability of optical memory card technology could be damaged.  If the factory does not become operational and produce quality cards in high volume, or if Prevent Global is unable to raise sufficient capital to build, equip and operate this facility, we would not obtain the hoped-for benefits--including ongoing royalties, sales of raw materials to Prevent Global, expansion of the European market, and a bona fide second source for optical memory cards.  On the other hand, if and when the factory is successfully manufacturing the cards in high volume, it will compete against us for business in certain territories, which could reduce our potential card revenues if the market does not expand.  Revenue will be recognized over the remaining term of the agreement beginning when the equipment has been accepted and training completed, which date is dependent on Prevent Global providing a facility in Slovenia.  We could incur greater expenses than we anticipate for the purchase and installation of the required manufacturing equipment, thereby reducing cash and anticipated profits.  If Prevent Global is not successful, but current and potential customers require a second source of optical memory cards (which is a common business practice), they could decide to use alternate technology cards, such as chip cards, that have multiple-source suppliers.

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

BEGINNING WITH OUR FISCAL YEAR 2007, WE WERE REQUIRED TO RECORD COMPENSATION EXPENSE FOR STOCK OPTIONS, THEREBY REDUCING OUR EARNINGS.  THIS COULD LEAD TO REDUCED ENTERPRISE VALUE AND TO OUR GRANTING FEWER OPTIONS WHICH HURTS OUR ABILITY TO RECRUIT AND RETAIN EMPLOYEES.  In December 2004, the Financial Accounting Standards Board (“FASB”) issued Financial Accounting Standard 123(R) (SFAS No. 123(R)) that requires the fair value of all equity-based awards granted to employees be recognized in the statement of operations as compensation expense, for fiscal years beginning after December 15, 2005, rather than just to disclose such expense in a footnote as we have done in the previous years.  The adoption of this accounting standard reduced our profitability as measured by generally accepted accounting principles (GAAP) due to our outstanding options and our current intention to continue to grant options in the future as an incentive and retention tool for our employees.  This may adversely affect our stock price.  For example, for the six-month periods ended September 30, 2007 and 2006, we recognized approximately $0.9 million and $0.8 million, respectively, of additional expenses due to SFAS No. 123(R) which we would not otherwise have recognized.  Such adoption has also lead us to reduce our use of stock options and to award restricted shares and restricted stock units.  While all of these equity awards help align our employees’ long-term interests with increasing our enterprise value, options provide more of a reward if enterprise value substantially increases.  Our reduced use of options could hurt our ability to recruit employees and retain existing employees and directors.

Item 2. – Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. – Defaults Upon Senior Securities

None

Item 4. – Submission of Matters to a Vote of Security Holders

At the Company's September 21, 2007 Annual Meeting of Stockholders, the Company's stockholders

(i)	elected the Board of Directors.
(ii)	ratified the selection of Odenberg, Ullakko, Muranishi & Co., LLP as independent registered public accounting firm.
(iii)	approved an amendment to the Employee Stock Purchase Plan to increase the number of shares reserved for issuance thereunder by 100,000.

Of the 11,877,940 shares of common stock outstanding as of the record date of July 23, 2007, a total of 10,540,221 shares were voted in person or by proxy, representing 88.74% of the total votes eligible to be cast, constituting a majority and more than a quorum of the outstanding shares entitled to vote.  Votes cast in connection with the election of directors were: Bernard C. Bailey (10,408,571 votes for re-election, 131,650 votes withheld), Richard M. Haddock (10,420,391 votes for re-election, 119,830 votes withheld), Arthur H. Hausman (10,324,960 votes for re-election, 215,261 votes withheld), Donald E. Mattson (10,418,291 votes for re-election, 121,930 votes withheld), Dan Maydan (10,315,940 votes for re-election, 224,281 votes withheld), Albert J. Moyer (10,317,340 votes for re-election, 222,881 votes withheld) and Walter F. Walker (10,279,183 votes for re-election, 261,038 votes withheld).

For Proposal 2 Ratification of the Company’s independent registered public accounting firm, 10,504,934 shares were voted in favor, and there were 21,339 negative votes, 13,949 abstentions, and no broker non-votes.

For Proposal 3 Approval of an amendment to the Employee Stock Purchase Plan, 3,028,040 shares were voted in favor, and there were 1,184,632 negative votes, 20,081 abstentions, and 6,307,469 broker non-votes.

There were no other matters submitted to a vote of security holders during the period for which this report is filed.

Item 5. – Other Information

None.

Item 6. – Exhibits

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

10.8
Optical Card Manufacturing License Agreement with Global Investments Group; previously filed as Exhibit 10.8 to Report on Form 10-K for fiscal year ended March 31, 2004 and incorporated herein by reference**

10.9*
2004 Equity Incentive Compensation Plan, as Amended; previously filed as Appendix C to Schedule 14A Proxy Statement for 2006 Annual Stockholders Meeting filed with the SEC on August 11, 2006, and incorporated herein by reference

10.10
June 29, 2006 Amendment to License and Equipment Agreement with Global Investments Group and Prevent LOK; previously filed as Exhibit 10.10 to Report on Form 10-Q for period ending June 30, 2006, and incorporated herein by reference**

10.11
October 27, 2006 Modified Third Amendment to License and Equipment Agreements with Global Investments Group and Prevent LOK; previously filed as Exhibit 10.11 to Form 8-K dated October 30, 2006, which was filed with the SEC on November 1, 2006, and incorporated herein by reference

10.12*
Employee Stock Purchase Plan, as Amended; previously filed as Appendix A to amended Schedule 14A Proxy Statement for 2007 Annual Stockholders Meeting filed with the SEC on August 3, 2007, and incorporated herein by reference

31.1	Rule 13a-14(a) Certification of Richard M. Haddock, chief executive officer is filed herewith

31.2	Rule 13a-14(a) Certification of Steven G. Larson, chief financial officer is filed herewith

32.1	Section 1350 Certification of Richard M. Haddock, chief executive officer is filed herewith

32.2	Section 1350 Certification of Steven G. Larson, chief financial officer is filed herewith

Exhibits 31.1, 31.2, 32.1, and 32.2 are filed herewith while the other exhibits are incorporated by reference.  No other exhibits are included in this report as the contents of the required exhibits are either not applicable to Registrant, to be provided only if Registrant desires, or contained elsewhere in this report.

  * Indicates management contract or compensatory plan or arrangement
** Portions were omitted pursuant to a request for confidential treatment

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

LASERCARD CORPORATION
(Registrant)

Signature	Title	Date

/s/Richard M. Haddock	Chief Executive Officer	November 5, 2007
Richard M. Haddock

/s/Steven G. Larson	Chief Financial Officer	November 5, 2007
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

10.8
Optical Card Manufacturing License Agreement with Global Investments Group; previously filed as Exhibit 10.8 to Report on Form 10-K for fiscal year ended March 31, 2004 and incorporated herein by reference**

10.9*
2004 Equity Incentive Compensation Plan, as Amended; previously filed as Appendix C to Schedule 14A Proxy Statement for 2005 Annual Stockholders Meeting filed with the SEC on August 11, 2006, and incorporated herein by reference

10.10
June 29, 2006 Amendment to License and Equipment Agreement with Global Investments Group and Prevent LOK; previously filed as Exhibit 10.10 to Report on Form 10-Q for period ending June 30, 2006, and incorporated herein by reference**

10.11
October 27, 2006 Modified Third Amendment to License and Equipment Agreements with Global Investments Group and Prevent LOK; previously filed as Exhibit 10.11 to Form 8-K dated October 30, 2006, which was filed with the SEC on November 1, 2006, and incorporated herein by reference

10.12*
Employee Stock Purchase, as Amended; previously filed as Appendix A to Schedule 14A Proxy Statement for 2007 Annual Stockholders Meeting filed with the SEC on August 3, 2007, and incorporated herein by reference

31.1	Rule 13a-14(a) Certification of Richard M. Haddock, chief executive officer is filed herewith

31.2	Rule 13a-14(a) Certification of Steven G. Larson, chief financial officer is filed herewith

32.1	Section 1350 Certification of Richard M. Haddock, chief executive officer is filed herewith

32.2	Section 1350 Certification of Steven G. Larson, chief financial officer is filed herewith

*	Indicates management contract or compensatory plan or arrangement
**	Portions were omitted pursuant to a request for confidential treatment