Form 10-Q
period 2007-12-31
LASERCARD CORP
filed 2008-02-05
CIK 30140

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2007

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐ Yes  ☒ No

Number of outstanding shares of common stock, $.01 par value, at February 5, 2008:  11,976,469

Exhibit Index is on Page 44

Total number of pages is 121

PART I.	FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

LASERCARD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
 (In thousands)

	December 31,
	2007	March 31,
	(Unaudited)	2007*
ASSETS
Current assets:
Cash and cash equivalents	$1,920	$3,026
Restricted Cash	167	-
Short-term investments	16,500	17,500
Accounts receivable, net of allowance of $88 at December 31, 2007	5,218	3,489
and $144 at March 31, 2007
Inventories, net of reserve of $821 at December 31, 2007	11,367	11,462
and $837 at March 31, 2007
Deferred contract costs	92	233
Prepaid and other current assets	1,266	1,594
Total current assets	36,530	37,304

Property and equipment, net	12,092	12,988
Deferred long-term contract costs	561	721
Equipment held for resale	6,552	6,340
Patents and other intangibles, net	389	411
Notes receivable	247	227
Other non-current assets	109	109
Total assets	$56,480	$58,100

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,180	$2,284
Accrued liabilities	2,576	2,989
Deferred income tax liability	390	388
Advance payments from customers	2,353	1,838
Deferred revenue	897	1,584
Capital lease obligation	28	-
Total current liabilities	8,424	9,083

Capital lease obligation, net of current portion	76	-
Advance payments from customers	23,554	23,554
Deferred revenue	2,356	2,000
Long-term deferred rent	1,094	864
Total liabilities	35,504	35,501

Stockholders' equity:
Common stock	120	119
Additional paid-in capital	63,317	61,068
Accumulated deficit	(42,598)	(38,722)
Accumulated other comprehensive income	137	134
Total stockholders' equity	20,976	22,599

Total liabilities and stockholders’ equity	$56,480	$58,100

*Amounts derived from audited consolidated financial statements

The accompanying notes are an integral part of these condensed consolidated financial statements.

LASERCARD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2007	2006	2007	2006

Revenues	$11,159	$6,184	$29,753	$23,032
Cost of sales (includes $105 and $244 stock-based
compensation in the three and nine month periods
ended December 31, 2007 and $90 and $258 in the three
and nine month periods ended December 31, 2006, respectively)	7,670	5,397	21,414	17,252
Gross profit	3,489	787	8,339	5,780

Operating expenses:
Selling, general, and administrative expenses (includes
$527 and $1,178 stock-based compensation in the three
and nine month periods ended December 31, 2007 and
$334 and $805 in the three and nine month periods ended
December 31, 2006, respectively)	4,056	3,294	10,826	9,712
Research and development expenses (includes $69 and $190
stock-based compensation in the three and nine month
periods ended December 31, 2007 and $83 and $291 in the three
and nine month periods ended December 31, 2006, respectively)	719	763	2,212	2,308
Total operating expenses	4,775	4,057	13,038	12,020
Operating loss	(1,286)	(3,270)	(4,699)	(6,240)

Other income, net	225	267	655	706

Loss before income taxes	(1,061)	(3,003)	(4,044)	(5,534)

Income tax expense (benefit)	19	(25)	(106)	(96)

Net loss	$(1,080)	$(2,978)	$(3,938)	$(5,438)

Net loss per share:
Basic	$(0.09)	$(0.25)	$(0.33)	$(0.46)
Diluted	$(0.09)	$(0.25)	$(0.33)	$(0.46)

Weighted-average shares of common stock
used in computing net loss per share:
Basic	11,971	11,827	11,912	11,803
Diluted	11,971	11,827	11,912	11,803

The accompanying notes are an integral part of these condensed consolidated financial statements.

LASERCARD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Nine Months Ended
	December 31,
	2007	2006
Cash flows from operating activities:
Net loss	$(3,938)	$(5,438)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,226	2,034
Gain (loss) on disposal of equipment	(10)	63
Provision for doubtful accounts receivable	15	19
Provision for excess and obsolete inventory	53	130
Provision for warranty reserve	96	97
Stock-based compensation	1,612	1,354
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	(1,594)	2,935
Increase (decrease) in inventories	206	(1,756)
Decrease (increase) in deferred contract costs	454	(1,973)
Decrease (increase) in prepaid and other current assets	363	(329)
Increase in equipment held for resale	(212)	(371)
Decrease (increase) in other non-current assets	(152)	49
Decrease in accounts payable and accrued	(676)	(2,581)
Decrease in deferred income tax	(31)	(55)
(Decrease) increase in deferred revenue	(360)	213
Increase in long-term deferred rent	230	191
Increase in advance payments from customers	421	2,120
Net cash used in operating activities	(1,297)	(3,298)
Cash flows from investing activities:
Purchases of property and equipment	(953)	(2,538)
Acquisition of patents and other intangibles	(71)	(109)
Purchases of short-term investments	(7,000)	(15,600)
Proceeds from maturities of short-term investments	8,000	22,150
Net cash provided by (used in) investing activities	(24)	3,903
Cash flows from financing activities:
Proceeds from sale of common stock through stock plans	639	867
Principal payments on capital lease obligation	(9)	-
Net cash provided by financing activities	630	867
Effect of exchange rate changes on cash and cash equivalents	(248)	(123)
Net decrease in cash and cash equivalents	(939)	1,349
Cash and cash equivalents:
Beginning of period	3,026	2,121
End of period	$2,087	$3,470

Supplemental schedule of non-cash investing activities:
Equipment acquired under capital lease	$113	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

LASERCARD CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.     Basis of Presentation

The unaudited condensed consolidated financial statements contained herein include the accounts of LaserCard Corporation (the “Company” and “we”) and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated upon consolidation. The consolidated balance sheet data as of March 31, 2007 was derived from audited consolidated financial statements, but does not include all disclosures required by U.S. generally accepted accounting principles.

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

The results of operations for the three and nine-month periods ended December 31, 2007 are not necessarily indicative of results to be expected for the entire fiscal year ending March 31, 2008 or future interim periods.

Recently Adopted Accounting Pronouncements:  In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”). This Interpretation clarifies the accounting for uncertainty in income taxes recognized in the Company’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The evaluation of a tax position in accordance with FIN 48 is a two-step process. The first step is recognition: The Company determines whether it is “more-likely-than-not” that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In evaluating whether a tax position has met the “more-likely-than-not” recognition threshold, the Company presumes that the position will be examined by the appropriate taxing authority that would have full knowledge of all relevant information. The second step is measurement: A tax position that meets the “more-likely-than-not” recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely to be realized upon ultimate settlement. FIN 48 is effective for fiscal years beginning after December 15, 2006 which for the Company was the fiscal year commencing on April 1, 2007.

Upon adoption of FIN 48 on April 1, 2007, the Company recognized a cumulative effect adjustment of $62,000, decreasing its income tax liability for unrecognized tax benefits, and decreasing the March 31, 2007 accumulated deficit balance. At December 31, 2007, the Company has unrecognized tax benefits of $202,000.  The Company does not expect any material change in its unrecognized tax benefits over the next twelve months.

The Company recognizes interest and penalties accrued on any unrecognized tax benefits as a component of its provision for income taxes. As of December 31, 2007, the Company has accrued $48,000 for payment of interest and penalties related to unrecognized tax benefits.

LASERCARD CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The table below shows the changes in the accumulated deficit as of December 31, 2007 (in thousands):

Balance at March 31, 2007, as reported	$(38,722)
FIN 48 adjustments to beginning balance	62
Net loss during the period	(3,938)
Balance at December 31, 2007	$(42,598)

Although the Company files U.S. federal, various state, and foreign tax returns, the Company’s only major tax jurisdictions are the United States, California and Germany.  Tax years 1993 – 2007 remain subject to examination by the appropriate governmental agencies, mainly the United States, due to tax loss carryovers from those years.

Recently Issued Accounting Pronouncements: In June 2007, EITF Issue No. 07-3 (EITF 07-3) Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities, was issued that requires companies to defer and capitalize prepaid, nonrefundable research and development payments to third parties and recognize such amounts over the period that the research and development activities are performed or the services are provided, subject to an assessment of recoverability. The guidance is effective for new contracts entered into in fiscal years beginning after December 15, 2007, including interim periods within those fiscal years.  Earlier application is not permitted.  The Company believes that application of this guidance would not have a material impact on its condensed consolidated financial statements.

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in U.S. generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 is intended to be applied in conjunction with other accounting pronouncements that require or permit fair value measurements. Although SFAS No. 157 does not require any new fair value measurements, its application may change current practice for some entities. The definition of fair value contained in SFAS No. 157 retains the exchange price notion inherent in earlier definitions of fair value. SFAS No. 157 clarifies that the exchange price is the price in an orderly transaction between market participants to sell an asset or transfer a liability in the principal (or most advantageous) market for the asset or liability. Accordingly, the definition focuses on the price that would be received to sell the asset or paid to transfer the liability at the measurement date (an exit price), not the price that would be paid to acquire the asset or received to assume the liability at the measurement date (an entry price). SFAS No. 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Therefore, SFAS No. 157 prescribes that a fair value measurement be determined based on the assumptions that market participants would use in pricing the asset or liability. The Company has not yet determined what impact this statement will have on its condensed consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 provides entities with an option to report selected financial assets and liabilities at fair value, with the objective to reduce both the complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently.  SFAS No. 159 is effective for fiscal years beginning after November 15, 2007.  The Company has not yet determined what impact this statement will have on its condensed consolidated financial statements.

2.     Summary of Significant Accounting Policies

(1.) Principles of Consolidation and Basis of Presentation.  The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles. The condensed consolidated financial statements include the accounts of LaserCard Corporation and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated upon consolidation.

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

LASERCARD CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(3.) Fiscal Period.  For purposes of presentation, the Company labels its annual accounting period end as March 31 and its quarterly accounting period ends as June 30, September 30 and December 31.  The Company, in fact, operates and reports based on quarterly periods ending on the Friday closest to month end.  The 13-week third quarter of fiscal year 2008 ended on December 28, 2007, and the 13-week third quarter of fiscal year 2007 ended on December 29, 2006.

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

(5.) Derivative Financial Instruments. The Company uses short-term foreign exchange forward contracts to mitigate foreign currency risk associated primarily with inter-company receivables and payables, and loan receivables (denominated in Euros) with its German subsidiary. Our foreign exchange forward contracts are not designated for accounting purposes as hedging instruments under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended.  Accordingly, any gains or losses resulting from changes in the fair value of the forward contracts are reported in other income. The gains and losses on these forward contracts generally offset gains and losses associated with the underlying foreign currency denominated inter-company receivables and payables, and loans receivable.  At December 31, 2007, we had foreign exchange forward contracts with a maturity of less than 30 days to purchase 1.3 million euros.  The fair value of the forward contracts was not material at December 31, 2007 and March 31, 2007.

(6.) Concentrations of Risk.Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash, cash equivalents, short-term investments, long-term investments and accounts receivable. The Company places its cash, cash equivalents, and short-term and long-term investments in high-credit quality financial institutions. The Company is exposed to credit risk in the event of default by these institutions to the extent of the amount recorded on the condensed consolidated balance sheet. As of December 31, 2007, the Company’s short-term investments consist of auction rate securities and there were no long-term investments. Accounts receivable are derived from revenue earned from customers primarily located in the United States, Italy, Middle East and Germany. The Company performs ongoing credit evaluations of its customers’ financial condition and generally does not require collateral. The Company maintains reserves for potential credit losses and historically, such losses have been immaterial.

(7.) Major Customers. The following customers accounted for more than 10% of revenues for the periods shown below.  The revenue from these customers was attributable to both the optical memory card and the drive, system and services segments.  No other customer accounted for more than 10% of revenues during these periods.

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2007	2006	2007	2006
Customer A	21%	41%	29%	34%
Customer B	17%	―	21%	―
Customer C	<10%	―	<10%	11%
Customer D	33%	<10%	15%	<10%

Three customers accounted for 35%, 20%, and 12%, respectively, of accounts receivable at December 31, 2007.  Two customers accounted for 31% and 17%, respectively, of accounts receivable at March 31, 2007.

LASERCARD CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(8.) Cash and Cash Equivalents, Short-term Investments and Long-term Investments.  The Company considers all highly liquid investments, consisting primarily of commercial paper, discount notes and U.S. government bonds, with maturities of three months or less at the date of purchase, to be cash equivalents.  Cash and cash equivalents were $2.1 million at December 31, 2007 and $3 million at March 31, 2007.  As of December 31, 2007 and March 31, 2007, the Company held auction rate securities which were accounted for as available-for-sale and classified as short-term investments.  The fair values of the auction rate securities, based on quoted market prices, were substantially equal to their carrying costs due to the frequency of the reset dates.  Short-term investments also include investments with maturities at date of purchase of more than three months and investments with remaining maturities of less than one year.  All investments with maturities at date of purchase greater than one year are classified as long-term investments.  Management determines the appropriate classification of debt securities at the time of purchase and re-evaluates the classification of investments as of each balance sheet date.

All short-term investments, except for auction rate securities which are recorded at fair value, and long-term investments are classified as held-to-maturity and are stated in the condensed consolidated balance sheet at amortized cost.  As such investments are classified as held-to-maturity, no unrealized gains or losses are recorded.  The carrying amounts of individual held-to-maturity securities are reviewed at the condensed consolidated balance sheet date for potential impairment.  As of December 31, 2007 and March 31, 2007, there are no short-term or long-term investments other than auction rate securities.

The carrying amounts of short-term investments in the form of auction rate securities as of December 31, 2007 and March 31, 2007 are $16.5 million and $17.5 million, respectively.

(9.) Fair Value of Financial Instruments.  The carrying amounts of the Company’s financial instruments including cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued liabilities, approximate their fair values due to their short maturities.

(10.) Accounts Receivable, Net. We maintain allowances for doubtful accounts and product return reserves for anticipated losses resulting from the inability of our customers to make required payments and in-process product returns. We generally compute our allowances based on specifically identifying accounts that are past due and that are likely not collectible.  Interest receivable is accrued from investments in auction rate securities and other interest-bearing securities.  Other receivables are comprised of value added tax refunds and miscellaneous items.  The components of accounts receivable as of December 31, 2007 and March 31, 2007 are (in thousands):

	December 31,	March 31,
	2007	2007
Trade receivables	$5,066	$3,383
Allowance for doubtful accounts	(88)	(66)
Product return reserves	-	(78)
Interest receivable	42	34
Other receivables	198	216
Total accounts receivable, net	$5,218	$3,489

LASERCARD CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(11.) Inventories, Net. Inventories are stated at the lower of cost or market, with cost determined on a first-in, first-out basis and market based on replacement cost or estimated realizable value less cost to sell. The components of inventories as of December 31, 2007 and March 31, 2007 are (in thousands):

	December 31,	March 31,
	2007	2007
Raw materials	$7,825	$7,763
Work-in-process	882	860
Finished goods	2,660	2,839
Total inventory, net	$11,367	$11,462

The Company establishes lower of cost or market reserves, aged inventory reserves and obsolescence reserves. Inventory reserves are generally recorded when management determines that an item is not readily saleable. Inventory reserves are not relieved until the related inventory has been sold or scrapped. For the three and nine-month periods ended December 31, 2007, the Company recorded inventory reserve expense of $3,000 and $53,000, respectively. For the three and nine-month periods ended December 31, 2006, the Company recorded inventory reserve expense of $6,000 and $139,000, respectively. We did not record any lower of cost or market adjustments in our condensed consolidated statements of operations for the three and nine-month periods ended December 31, 2007 and 2006.

(12.) Equipment Held for Resale.  Equipment held for resale consists primarily of parts, labor costs and other costs incurred to build equipment under a contract assigned to Prevent in March 2007.  Direct incremental costs associated with the purchase or construction of these items are deferred until revenue is recognized.  The components of equipment held for resale as of December 31, 2007 and March 31, 2007 are (in thousands):

	December 31,	March 31,
	2007	2007
Parts	$5,318	$5,297
Labor costs	1,121	931
Other	113	112
Total equipment held for resale	$6,552	$6,340

(13.) Property and Equipment, Net.  The components of property and equipment as of December 31, 2007 and March 31, 2007 are (in thousands):

	December 31,	March 31,
	2007	2007
Building and land	$967	$885
Equipment and furniture	25,503	24,334
Construction in progress, including
purchased equipment	264	774
Leasehold improvements	5,193	4,701
	31,927	30,694
Less: accumulated depreciation and amortization	(19,835)	(17,706)
Total property and equipment, net	$12,092	$12,988

Property and equipment are recorded at cost. Depreciation is provided over the estimated useful lives which currently are four to seven years for equipment and furniture using the straight-line method and twenty-five years for the building using the straight-line method. Leasehold improvements are amortized over the shorter of the life of the asset or the life of the lease using the straight-line method. Depreciation and leasehold amortization expense for the three and nine-month periods ended December 31, 2007 was $731,000 and $2,132,000, respectively. Depreciation and leasehold amortization expense for the three and nine-month periods ended December 31, 2006 was $675,000 and $1,930,000, respectively. Maintenance and minor repairs and replacements are expensed when incurred. Disposition or retirement of property and equipment related gains and losses are charged to other income and expenses.

LASERCARD CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Certain costs incurred in connection with acquisition of software for internal use are capitalized following Statement of Position (SOP) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use and EITF Issue No. 97-13, Accounting for Costs Incurred in Connection with a Consulting Contract or an Internal Project That Combines Business Process Reengineering and Information Technology Transformation.  Capitalized software costs are included in the equipment and furniture account and are amortized over four to seven years.  Software costs that do not meet capitalization criteria are expensed immediately.

(14.) Goodwill and Other Intangible Assets.  Goodwill represents the excess of the purchase price over the fair value of identifiable net tangible and intangible assets acquired in a business combination.  In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, the Company does not amortize goodwill.  Instead, the Company evaluates goodwill for impairment annually in the fourth quarter and whenever events or changes in circumstances indicate that it is more likely than not that an impairment loss has been incurred.  At March 31, 2007, the Company determined that estimated future cash flows were insufficient to justify the carrying value of goodwill and other intangible assets based on management’s decision to suspend optical memory card production in Germany. As such, in the fourth quarter of fiscal year 2007, the Company recorded a non-cash impairment charge of approximately $3.8 million for the full amount of remaining goodwill and other intangible assets related to the Company’s purchase of Challenge Card Design Plastikkarten GmbH of Rastede, Germany, and Cards & More GmbH of Ratingen, Germany on March 31, 2004.  We intend to continue to use the facility and equipment to produce specialty cards although plans to use the facility to produce LaserCard® optical memory cards in Germany have been suspended.

Definite life intangible assets capitalized and accumulated amortization as of December 31, 2007 and March 31, 2007 are as follows (in thousands):

	December 31,	March 31,
	2007	2007
Patent expenditures	$3,625	$3,554
Technology transfer expenditures	545	545
Total patent and other intangible expenditures	4,170	4,099

Patent accumulated amortization	(3,236)	(3,149)
Technology transfer accumulated amortization	(545)	(539)
	(3,781)	(3,688)
Patents and other intangibles, net	$389	$411

Patent and technology transfer amortization expense for the three and nine-month periods ended December 31, 2007 was $30,000 and $94,000, respectively.  Patent and technology transfer amortization expense for the three and nine-month periods ended December 31, 2006 was $36,000 and $104,000, respectively.

(15.) Assessment of Impairment of Tangible and Intangible Long-Lived Assets.  In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company assesses the impairment of long-lived assets whenever events or changes in circumstances indicate that their carrying value may not be recoverable from the estimated future cash flows expected to result from their use and eventual disposition.  The Company’s long-lived assets subject to this evaluation include property and equipment and amortizable intangible assets.  If the Company’s estimate of future undiscounted net cash flows is insufficient to recover the carrying value of the assets, the Company will record an impairment loss in the amount by which the carrying value of the assets exceeds the fair value.  If assets are determined to be recoverable but the useful lives are shorter than originally estimated, the Company depreciates or amortizes the net book value of the asset over the newly determined remaining useful lives.  As of December 31, 2007 and March 31, 2007, the fair value of long-lived assets exceeds their book value.  Therefore, no impairment loss has been recognized.

LASERCARD CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

 (16.) Accrued Liabilities.  The components of accrued liabilities as of December 31, 2007 and March 31, 2007 are (in thousands):

	December 31,	March 31,
	2007	2007
Accrued payroll and fringe benefits	$481	$497
Accrued compensated absences	533	855
Warranty reserves	603	743
Other accrued liabilities	959	894
Total accrued liabilities	$2,576	$2,989

Where appropriate, provision is made at the time of shipment for estimated warranty costs. We provide a limited warranty for the replacement of defective products. Our limited warranty requires us to repair or replace defective products at no cost to the customer within a specified time period after sale. We estimate the costs that may be incurred under our limited warranty and record a liability in the amount of such costs at the time product revenue is recognized. Factors that affect our estimate of warranty liability include the number of units sold, and historical and anticipated rates of warranty claims. We assess the adequacy of our recorded warranty liability and adjust the amount as necessary. We utilize historical trends and information received from our customers to assist in determining the appropriate estimated warranty accrual levels. The Company’s product warranty claims are settled through the return of defective products and the shipment of replacement products. The adequacy of the warranty reserve is reviewed quarterly to verify that it properly reflects the remaining obligations based on the anticipated warranty costs over the balance of the obligation period. Adjustments are made when actual return claim experience differs from estimates. Warranty activities for the three and nine-month periods ended December 31, 2007 and 2006 are as follow (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2007	2006	2007	2006
Beginning balance	$607	$679	$743	$699
Accruals for products sold	5	(1)	92	97
Costs incurred	(9)	(4)	(232)	(122)
Ending balance	$603	$674	$603	$674

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

(18.) Advance Payments from Customers.  The Company routinely receives advance payments on orders placed by its customers.  The advance payments are recorded as a liability in the condensed consolidated balance sheets until the related orders are shipped or services are performed or revenue would otherwise be recognized.

(19.) Revenue Recognition.  Product sales primarily consist of optical card sales, sales of drives, systems and services and sales of specialty cards and card printers.  The Company recognizes revenue from product sales when the following criteria are met:  (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the fee is fixed or determinable; and (4) collectibility is reasonably assured.  The Company recognizes revenue on product sales at the time of shipment when shipping terms are F.O.B. shipping point, orders are placed pursuant to a pre-existing sales arrangement and there are no post-shipment obligations other than customer acceptance criteria or, in the case of a U.S. government contract, warehousing.  Where appropriate, provision is made at the time of shipment for estimated warranty costs and estimated returns.

LASERCARD CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Orders for Permanent Resident and Border Crossing Cards for the U.S. government require delivery into a secure Company-controlled vault.  Shipments are later made from the vault to a U.S. government site.  The bill and hold procedures also provide that at the end of any one-year contract term when a renewal option is not exercised, the U.S. government is to take final delivery of any and all of its remaining inventory within six months.  At the time the cards are delivered into the vault, title to the cards is transferred to the U.S. government and all risks of ownership are transferred as well.  The prime contractor is invoiced, with payment due within thirty days and the purchase orders do not contain any return (other than for warranty) or cancellation provisions. Pursuant to the provisions of SEC Staff Accounting Bulletin No. 104 ―Revenue Recognition (“SAB 104”), revenue is recognized on delivery into the vault as the Company has fulfilled its contractual obligations and the earnings process is complete.

The Company applies the provisions of the Emerging Issues Task Force Issue No. 00-21, Revenue Arrangements with Multiple Deliverables (“EITF 00-21”), to revenue arrangements with multiple deliverables.  EITF 00-21 provides criteria governing how to identify whether goods or services that are to be delivered separately in a bundled sales arrangement should be accounted for separately. Deliverables are accounted for separately if they meet all of the following criteria: a) the delivered items have stand-alone value to the customer; b) the fair value of any undelivered items can be reliably determined; and c) if the arrangement includes a general right of return, delivery of the undelivered items is probable and substantially controlled by the seller. In situations where the deliverables fall within higher-level literature as defined by EITF 00-21, the Company applies the guidance in that higher-level literature. Deliverables that do not meet these criteria are combined with one or more other deliverables.

The Company applies the provisions of Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts (“SOP 81-1”), in applicable contracts. Revenues on time and materials contracts are recognized as services are rendered at contract labor rates plus material and other direct costs incurred.  Revenues on fixed price contracts are recognized on the percentage of completion method based on the ratio of total costs incurred to date compared to estimated total costs to complete the contract.  Estimates of costs to complete include material, direct labor, overhead and allowable general and administrative expenses.  In circumstances where estimates of costs to complete a project cannot be reasonably estimated, but it is assured that a loss will not be incurred, the percentage-of-completion method based on a zero profit margin, rather than the completed-contract method, is used until more precise estimates can be made. The full amount of an estimated loss is charged to operations in the period it is determined that a loss will be realized from the performance of a contract.  The Company recognized approximately $123,000 and $169,000 of revenues for the three and nine-month periods ended December 31, 2007, respectively, and $1,000 and $10,000 for the three and nine-month periods ended December 31, 2006, respectively, based on a zero profit margin related to a long-term contract.

In the fourth quarter of fiscal year 2006, the Company entered into a subcontract covering product and services with a prime contractor for a Middle Eastern country to provide them with card personalization workstation integration for use in that country’s personalized national ID program with decentralized card issuance which includes optical memory cards, hardware, and software. The contract called for multiple deliverables, installation, and certain client acceptance criteria, as defined in the agreement.  In applying the guidance within EITF 00-21, the Company determined the deliverables are not to be accounted for as separate units, but rather as a bundled arrangement as the fair value of the undelivered items cannot be readily determined.  Therefore, revenue recognition on this contract and the associated contract costs were deferred until the predominant undelivered element, the card personalization, was delivered and accepted, commencing when the installation and acceptance of the card personalization system was complete. The Company determined that once the card personalization system was accepted, contract revenue would be recognized ratably based on actual cards personalized and accepted.  As the card personalization system was accepted during the quarter ended March 31, 2007, the Company began recognizing revenue under this contract during that period on cards that had been accepted by customer.  On June 23, 2007, the Company and the prime contractor entered into an amendment agreement whereby the Company will provide cards and supplies according to a delivery schedule for the balance of this fiscal year.  In addition, the Company no longer has obligations pertaining to the installation of equipment, card personalization workstation integration or card personalization.  As a result of this amendment, the Company will ratably recognize revenue upon receipt of the customer’s certificate of acceptance of cards delivered.  Also under the amendment and associated sales incentives, new prices per card have been established.  During the three and nine-month periods ended December 31, 2007, we recognized revenue of approximately $1.9 million and $6.2 million, respectively.  The Company has completed the initial orders under the subcontract at December 31, 2007; however, the subcontract allows for optional orders at customer request over a four-year period through December 2010, valued at up to another approximately $35 million in cards based on the new agreed upon price per card under the amendment.  We anticipate smaller orders for this program during calendar year 2008.

LASERCARD CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The Company applies the provisions of Statement of Position (“SOP”) No. 97-2, Software Revenue Recognition, as amended by Statement of Position 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions to all transactions involving the sale of software products.  Revenue from the license of the Company’s software products is recognized when persuasive evidence of an arrangement exists, the software product has been delivered, the fee is fixed or determinable and collectibility is probable, and, if applicable, upon acceptance when acceptance criteria are specified or upon expiration of the acceptance period.  There was no software revenue recognized for the nine-month period ended December 31, 2007. Software revenue was immaterial for the nine-month period ended December 31, 2006.

License revenue, which may consist of up-front license fees and long-term royalty payments, is recognized as revenue when earned.  There were no license revenues recorded for the three and nine-month periods ended December 31, 2007 and 2006.

The Company entered into license and optical memory card equipment purchase and support agreements, effective April 3, 2004, with Global Investments Group (GIG), based in Auckland, New Zealand, for optical memory card manufacturing in Slovenia.  GIG transferred the license and other agreements, with our approval, to Prevent Global družba za upravljanje, investicije in razvoj d.d (“Prevent”) in March 2007.  The agreements provide for payments (other than interest on late payments) to the Company of about $25.6 million which were fully paid as of March 31, 2007, for a 20-year license, the required manufacturing equipment for a targeted initial manufacturing capacity of 10 million optical cards annually and installation support, and a four-year training and support package.  Of the $25.6 million we received, $23.6 million was recorded as advance payments from customer and $2 million for the licensing fee was recorded as deferred revenue.  Both were classified as long term liabilities in the condensed consolidated balance sheets.  As of December 31, 2007, the Company had $6.6 million of acquired equipment, plus direct and incremental expenses, classified as equipment held for resale on our condensed consolidated balance sheets.  The Company is to ship this equipment to Prevent upon request for installation in a facility.  At this time, the Company does not know when Prevent will initiate such a request.  Beginning in the fourth year of the contract, Prevent is to pay $3 million for a three-year support package, and has options for thirteen additional years of support for payments of $1 million annually.  In addition to the $41.6 million discussed above, Prevent is to pay royalties of $0.60 per card for each card produced under the license.  The territories covered by the license include most of the European Union and Eastern European regions.  Prevent has exclusive marketing rights in certain territories, with performance goals to maintain these rights.  The Company retains rights to utilize up to 20% of the new facility capacity as backup and a capacity buffer to augment our own card manufacturing facilities in Mountain View, California and possibly at the Company’s German subsidiary.  The granting of this license to Prevent establishes a potential second source supplier of optical memory cards for existing and prospective customers who may request multiple sources for cards.  The agreement contains various elements including a card manufacturing license, sale and installation of equipment, training and ongoing support, and contingent payments for support, materials, and royalty payments for cards manufactured.  In accordance with EITF 00-21 Revenue Arrangements with Multiple Deliverables, the card manufacturing license, sale and installation of equipment, training and support package, have been accounted for as one unit of accounting, since we were unable to determine evidence of the fair value for the undelivered items other than ongoing support.  The Company is able to determine evidence of fair value for the last predominant item to be delivered, which is the ongoing annual support of the manufacturing equipment.  Accordingly, revenues for the arrangement have been deferred and will be recognized when the equipment is installed and accepted, with the exception of the value of the ongoing annual support of the manufacturing equipment which will be recognized quarterly as earned, beginning when the equipment is accepted and training has been completed, which date is dependent on Prevent establishing a suitable facility in Slovenia.  Pursuant to FTB 90-1, Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts, the support revenue will be recognized ratably over the remaining term of the agreement.

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

(22.) Advertising Costs.Advertising costs consist of development and placement costs of the Company’s advertising campaigns and are charged to expense when incurred. There was no recorded advertising expense for the three-month period ended December 31, 2007, and 2006. Advertising expense was approximately $202,000 and $188,000 for the nine-month periods ended December 31, 2007, and 2006, respectively.

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

Stock Options: Under the provisions of SFAS No. 123(R), stock-based compensation cost is estimated at the grant date based on the fair value of the award and compensation cost is recognized as an expense over the requisite service period of the award, generally the vesting period. The fair value of non-vested stock awards was determined by reference to the fair market value of the Company’s common stock on the date of grant. Consistent with the valuation method the Company used for disclosure-only purposes under the provisions of SFAS No. 123, Accounting for Stock-Based Compensation, the Company uses the Black-Scholes valuation model to estimate the fair value of option awards.  Determining the appropriate fair value model and related assumptions requires judgment, including estimating stock price volatility, forfeiture rates and expected terms.

LASERCARD CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following assumptions were utilized to estimate the fair value of the Company’s stock option awards during the three and nine-month periods ended December 31, 2007 and 2006:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2007	2006	2007	2006
Expected stock price volatility	55%	55%	55%	55%
Risk-free interest rates	3.62%	4.52%	3.62% to 4.93%	4.40% to 4.96%
Expected life of options	4.4 to 5 years	4.4 to 5 years	4.4 to 5 years	4.4 to 5 years
Expected annual dividends	―	―	―	―

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

The Company recognized the full amount of the stock-based employee compensation expense of its equity incentive plans in the condensed consolidated statements of operations for the three and nine-month periods ended December 31, 2007 and 2006, and did not capitalize any such costs in the condensed consolidated balance sheets other than in the general overhead pool for inventory costs.

Stock-based compensation expense related to stock options and restricted shares were recorded in the Company’s condensed consolidated statements of operations was allocated as follows (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2007	2006	2007	2006
Cost of sales	$105	$90	$244	$258
Selling, general and administrative expense (excludes ESPP)	487	303	1,083	726
Research and development expense	69	83	190	291

Stock-based compensation expense before income tax	661	476	1,517	1,275
Less: income tax benefit	―	―	―	―
Net stock-based compensation expense after income tax	$661	$476	$1,517	$1,275

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

Restricted shares were awarded to officers and directors of the Company. The fair value of the shares at the time of the award is expensed on a straight-line basis, primarily in selling, general and administrative expenses over the vesting period.  For officers, 25% of these restricted shares shall vest subject to continuous common-law employment with the Company on each of the first, second, third, and fourth anniversaries of the date of grant of their award with no expiration.  For directors, the restricted shares will vest in full on the eleventh month after the date of their award.  For officers, as the shares vest, the Company will affect tax withholding by retaining that number of shares having a fair market value equal to the taxes being withheld.

LASERCARD CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Restricted stock units were awarded to certain employees of the Company. The fair value at the time of the award is expensed on a straight-line basis over the vesting period. Subject to the employee’s continuous common-law employment with the Company, 25% of these restricted units vest on each of the first, second, third, and fourth anniversaries of the date of their award.  As the units vest, shares will be issued in settlement, net of shares retained to satisfy withholding obligations.

As of December 31, 2007, about $5.2 million of total unrecognized compensation cost related to unvested stock options, restricted share awards and restricted stock units is expected to be recognized over the remaining vesting period through December 31, 2012.  As of December 31, 2006, there was approximately $4.3 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under our stock incentive plans which was expected to be recognized over the remaining vesting period through December 31, 2011.

The Company recorded no income tax benefit on stock-based compensation expense for the three and nine-month periods ended December 31, 2007 and 2006, as the Company has cumulative operating loss carryforwards, for which a full valuation allowance has been established.

The FASB Staff Position ("FSP") No. 123R-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards, requires an entity to follow either the transition guidance for the additional-paid-in-capital (APIC) pool as prescribed in SFAS No. 123(R) or the alternative transition method described in FSP No. 123R-3. An entity that adopts SFAS No. 123(R) using the modified prospective application may make a one-time election to adopt the transition method described in the FSP No. 123R-3, and may take up to one year from the latter of its initial adoption of SFAS No. 123(R) or the effective date of the FSP No. 123R-3 to evaluate the available transition alternatives and make its one-time election. We have elected to use the simplified method provided for in FSP FAS 123R-3 to calculate our APIC pool effective April 1, 2007. The adoption of the FSP did not have a material impact on our consolidated financial position, results of operations or cash flows.

Employee Stock Purchase Plan.  The Company has an Employee Stock Purchase Plan (ESPP), under which eligible employees may designate from 2% to 6% of their compensation to be withheld for the purchase of shares of common stock at 67% of the average price over the three-day period prior to the purchase date.  The differential between fair market value and the average price of the shares sold under the ESPP is charged to operations as a compensation expense and is taxed to the employee as income.  For the three and nine-month periods ended December 31, 2007 and 2006, the stock-based compensation expense relating to the ESPP which was included in the Company’s condensed consolidated statements of operations in selling, general and administrative expenses is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2007	2006	2007	2006
Employee Stock Purchase Plan	$40	$31	$95	$79
	$40	$31	$95	$79

LASERCARD CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(24) Comprehensive Income (Loss).  Under SFAS No. 130, Reporting Comprehensive Income, comprehensive income (loss) is defined as the changes in equity of an enterprise except for those resulting from stockholders’ transactions. For the three and nine-month periods ended December 31, 2007 and 2006, comprehensive loss is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2007	2006	2007	2006
Net loss	$(1,080)	$(2,978)	$(3,938)	$(5,438)
Net change in cumulative foreign
currency translation adjustments	(23)	63	3	160
Comprehensive loss	$(1,103)	$(2,915)	$(3,935)	$(5,278)

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

3.     Net Loss per Share

Basic net loss per share and diluted net loss per share are computed by dividing net loss by the weighted average number of shares of common stock outstanding during the three and nine-month periods ended December 31, 2007.  Diluted net income per share is computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding during the three and nine-month periods ended December 31, 2007.  Common stock equivalents consist of stock options and warrants using the treasury stock method.

The reconciliation of the denominators of the basic and diluted net loss per share computation for the three and nine-month periods ended December 31, 2007 and 2006 is shown in the following table (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2007	2006	2007	2006

Net loss	$(1,080)	$(2,978)	$(3,938)	$(5,438)

Basic net loss per share:
Weighted average common shares outstanding	11,971	11,827	11,912	11,803

Basic net loss per share	$(0.09)	$(0.25)	$(0.33)	$(0.46)

Diluted net loss per share:
Weighted average common shares outstanding	11,971	11,827	11,912	11,803
Weighted average common stock equivalent outstanding	—	—	—	—
Weighted average common shares and common stock
equivalents outstanding	11,971	11,827	11,912	11,803

Diluted net loss per share	$(0.09)	$(0.25)	$(0.33)	$(0.46)

All stock options and warrants were excluded from the calculation of diluted net loss per share since their effect would be anti-dilutive.

LASERCARD CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

4.      Segments

Segment Reporting.

The Company operates in three reportable segments: (1) optical memory cards, (2) drives, systems and services (which we formerly called the “optical memory card drives” segment), including read/write drives, maintenance, systems and enabling services, and (3) specialty cards and card printers.  The segments were determined based on the information used by the chief operating decision maker.  The optical memory cards and drives, systems and services reportable segments are not strategic business units which offer unrelated products and services; rather these reportable segments utilize compatible technology and are marketed jointly.  Specialty cards and printers is a strategic business unit offering at times unrelated products and at times related products with the other reportable segments.

The accounting policies used to derive reportable segment results are the same as those described in the "Summary of Significant Accounting Policies."  Resources are allocated to the optical memory card and drive, system and services segments in a manner that optimizes optical memory card revenues and to the specialty card and printers segment in a manner that optimizes consolidated income as determined by the chief operating decision maker. Segment revenues are comprised of sales to external customers.  Segment gross profit (loss) includes all segment revenues less the related cost of sales.  Accounts receivable, cash, deferred income taxes, prepaid expenses, fixed assets and inventory are not separately reported by segment to the chief operating decision maker.  Therefore, the amount of assets by segment is not meaningful.  There are no inter-segment sales or transfers.  All of the Company’s long-lived assets are attributable to the United States except for $3.4 million and $3.7 million at December 31, 2007, and March 31, 2007, respectively, that are located in Germany.

The Company's chief operating decision maker is currently the Company's Chief Executive Officer.  The chief operating decision maker reviews financial information presented on a consolidated basis that is accompanied by disaggregated information about revenues and gross profit (loss) by segment.

LASERCARD CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The table below presents information for optical memory cards, drives, systems and services, and specialty cards and card printers and a reconciliation of segment results to amounts included in the Company’s condensed consolidated financial statements for the three and nine-month periods ended December 31, 2007 and 2006 (in thousands):

	T h r e e M o n t h s E n d e d Dece m b e r 3 1 , 2 0 0 7

	Optical	Drives,	Specialty
	Memory	Systems &	Cards &	Segment
	Cards	Services	Printers	Total	Other (a)	Total
Revenue	$7,924	$174	$3,061	$11,159	$-	$11,159
Cost of sales	4,656	392	2,622	7,670	-	7,670
Gross profit (loss)	3,268	(218)	439	3,489	-	3,489
Depreciation and
amortization expense	469	46	80	595	165	760

	T h r e e M o n t h s E n d e d Decemb e r 31 , 2 0 0 6

	Optical	Drives,	Specialty
	Memory	Systems &	Cards &	Segment
	Cards	Services	Printers	Total	Other	Total
Revenue	$3,086	$182	$2,916	$6,184	$-	$6,184
Cost of sales	2,745	258	2,394	5,397	-	5,397
Gross profit (loss)	341	(76)	522	787	-	787
Depreciation and
amortization expense	441	45	83	569	142	711

	N i n e M o n t h s E n d e d Dece m b e r 3 1 , 2 0 0 7

	Optical	Drives,	Specialty
	Memory	Systems &	Cards &	Segment
	Cards	Services	Printers	Total	Other	Total
Revenue	$19,178	$1,261	$9,314	$29,753	$-	$29,753
Cost of sales	12,087	1,813	7,514	21,414	-	21,414
Gross profit (loss)	7,091	(552)	1,800	8,339	-	8,339
Depreciation and
amortization expense	1,373	139	234	1,746	480	2,226

	N i n e M o n t h s E n d e d Decemb e r 31 , 2 0 0 6

	Optical	Drives,	Specialty
	Memory	Systems &	Cards &	Segment
	Cards	Services	Printers	Total	Other	Total
Revenue	$13,860	$481	$8,691	$23,032	$-	$23,032
Cost of sales	9,631	861	6,760	17,252	-	17,252
Gross profit (loss)	4,229	(380)	1,931	5,780	-	5,780
Depreciation and
amortization expense	1,258	134	247	1,639	395	2,034

(a)	Other depreciation and amortization expense represents amounts charged to selling, general and administrative expense and research and development expense.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the Company's financial condition, results of operations and critical accounting policies should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this Form 10-Q Report and the consolidated financial statements and notes thereto for the fiscal year ended March 31, 2007, included in the Company's fiscal 2007 Annual Report on Form 10-K.

FORWARD-LOOKING STATEMENTS

All statements contained in this report that are not historical facts are forward-looking statements.  The forward-looking statements in this report are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  They are not historical facts or guarantees of future performance or events. Rather, they are based on current expectations, estimates, beliefs, assumptions, and goals and objectives and are subject to uncertainties that are difficult to predict.  As a result, our actual results may differ materially from the statements made.  Often such statements can be identified by their use of words such as “may,” “will,” “intends,” “plans,” “believes,” “anticipates,” “visualizes,” “expects,” and “estimates.”  Forward-looking statements made in this report include statements as to our beliefs as to current and potential market segments, customers, and applications for and deployment of our products; the advantages of, potential income from, and duties to be performed under the sale of a second-source card manufacturing license to Prevent Global; our intent to retain the Prevent Global equipment until Prevent Global is ready to receive the equipment; future scheduled payments and contingent royalties under the Prevent Global contract, Prevent Global’s planned production capacity, and that we will sell equipment to Prevent Global and provide Prevent Global with installation support; production quantities, delivery rates and expected delivery schedule, backlog, and revenue recognition for our products for U.S. or foreign government ID card programs, potential annual revenues being $40 to $50 million at full implementation from the Italy programs with expected revenues unable to be determined until the prime contractor issues follow-on orders; our expectation that Poligrafico will request us to supply 1,300 encoders via a separate solicitation if Poligrafico moves forward with its workstation RFP; revenue potential of up to $90 million over five years from the Angolan program; our expectation for no future growth from the U.S. Green Card program, with steady state revenue to average $8 million if the option years are elected but with a short-term decrease followed by an increase in orders as the government transitions to a new card design; plans to increase card production capacity for anticipated increases in orders including possibly $10 million in capital equipment and leasehold improvements during the next twelve months; and expecting growth of less than 10% in the specialty card and printer segment and expecting negative gross profit from the drive, system and services market; our intent to update our SFAS No. 123(R), Shared-Based Payments, assumptions at least annually; that the Middle Eastern country will exercise its option to place orders over a four-year period of up-to another approximately $35 million in cards under the amended contract, with expected orders during fiscal 2009 to be less than during fiscal 2008; our intent to find another photographic film supplier should Kodak cease supplying such film and to take advantage of any last-buy opportunity which Kodak may choose to provide; our intent to pursue patent infringers by litigation, arbitration, or negotiation; the need for, expected success of, and potential benefits from our research and development efforts, including our attempts to develop other forms of optical recording media for use in optical memory cards and the potential benefits derived therefrom; expectations regarding revenues (overall and by segment and by customer), margins, profit (including likely losses in the future if full implementation of the Italian program is further delayed), and our deferred income tax asset and related valuation allowance; our expectation that fiscal 2008 fourth quarter SG&A expenses will be higher than those in third quarter and that R&D expenses will increase 15% in the fiscal 2008 fourth quarter over the previous quarter; that we do not expect any material change in our unrecognized tax benefits over the next twelve months; our expectations that examination of open tax years by the appropriate governmental agencies due to the tax loss carryovers from those years will pose no material change in our tax position; our expectation that our interest income during the fourth quarter will decline due to the lower interest rates resulting from recent cuts in the Federal funds rate by the Federal Reserve Board; our belief that our current five major programs, plus maybe one or two others, will be the basis for a  majority of our revenues in the near term; estimates of optical card production capacity, our ability to expand production capacity, and our plans and expectations regarding the growth and associated capital costs of such capacity; estimates that revenues and advance payments will be sufficient to generate cash from operating activities over the next twelve months and fund our actual capital expenditures despite expected quarterly fluctuations; expectations regarding market growth, product demand, and the continuation of current programs; and our long-term revenue growth objectives, and drive pricing strategy.

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

CRITICAL ACCOUNTING POLICIES

Except for the adoption of the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”), as described in Note 1 of the notes to condensed consolidated financial statements, our critical accounting policies in our Annual Report on Form 10-K for the fiscal year ended March 31, 2007 have not changed materially.

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

We sell our products and services through partners such as value added resellers (VARs), system integrators and card distribution licensees, who generally have knowledge in specific markets, for the development of markets and applications for LaserCard products.  We have sales staff located in California, New York, the Washington D.C. area, and Germany, whose principal role is developing and supporting the reseller channel. Revenue consists primarily of optical memory cards, drives, systems and services, and specialty cards and card printers.  Our partner customers provide country-specific or market-specific services necessary for contract negotiation and also may add application software, personal computers, and other peripherals, and then resell these products as integrated solutions. We are continuing our efforts to recruit new VARs and eliminate nonproductive VARs.

The table below presents condensed consolidated revenues, excluding inter-company transactions, recorded by our U.S. and German operations (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2007	2006	2007	2006
U.S. operations	$8,098	$3,277	$20,438	$14,365
German operations	3,061	2,907	9,315	8,667
	$11,159	$6,184	$29,753	$23,032

Revenues recorded by our U.S. operations are generally derived from a small number of government customers located throughout the world.  Revenues recorded by our German operations are generally from a relatively large number of commercial customers, including universities in Germany for student identification cards and organizers of sporting events for secure access cards.

Major near term growth potential for LaserCard® optical memory cards is in government-sponsored identification programs in several countries.  Since governmental card programs typically rely on policy-making, which in turn is subject to technical requirements, budget approvals, and political considerations, there is no assurance that these programs will be implemented as expected or that they will include optical cards.  Our objectives for long-term revenue growth include: (1) contracting for the supply of complete, integrated ID Management Solutions with a focus on optical memory card-based systems (2) winning new optical memory card programs in newly rapidly developing markets (3) realizing incremental revenues from a more diversified customer based outside of traditional card programs, and (4) diversifying OM products into, and effectively penetrating, industrial and commercial markets.

We are currently dependent on revenues from the following programs; the U.S. Department of Homeland Security (DHS) Permanent Resident Card (Green Card) program, the U.S. Department of State (DOS) Laser Visa Border Crossing Card program, the Canadian government Permanent Resident Card program, a national ID card for a Middle Eastern country, and emerging programs such as the national citizens ID card program in Italy, the foreign resident ID card program in Italy, and the recently announced national ID card program in Angola.

Our major government programs are shown below as a percentage of total revenues:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2007	2006	2007	2006
National ID Cards in a Middle Eastern Country	38%	―	29%	―
U.S. Green Cards & Laser Visas	11%	33%	20%	28%
Canadian Permanent Resident Cards	9%	7%	7%	5%
Vehicle Registration in India	12%	8%	9%	6%
Italian Carta d'Identita Elettonica (CIE) Cards	―	―	1%	1%
Italian Permesso di Soggiorno Elettronico (PSE) Cards
and Carta di Soggiorno Elettronico (CSE) Cards	―	―	―	10%

The national citizen ID (CIE) card program has been largely stalled since January 2006 following a change of government and the instigation of a review designed to reduce cost and improve efficiency of the program.  If the CIE and foreign resident ID card (PSE) systems function as designed, CIE and PSE card orders could ramp toward their full implementation level which could potentially result in annual revenues of $40 to $50 million.  We received and shipped a small order for foreign language versions of the CIE card during the nine-month period ended December 31, 2007.  We have previously supplied approximately $17 million worth of optical memory cards and 440 encoders for this program.

On January 4, 2008, a Request for Proposal (RFP) was issued by Italy's state printer, Istituto Poligrafico e Zecca dello Stato S.p.A. (Poligrafico), inviting interested parties to submit their qualifications to bid on an anticipated follow-on RFP for up to 60 million euros (approximately $88 million) in key components and installation and support services for the national infrastructure required to roll out the CIE card program. The RFP specifies a requirement for more than 9,000 enrollment workstations to be installed and supported nationwide in regional and city-based service centers. The workstations will be employed in gathering personal information of citizens prior to issuance of their CIE ID cards.  The RFP also specifies installation and support services for about 1,300 secure optical memory card encoders.  While we do not provide these workstations and services, this is a key step for building the infrastructure needed to move the program to full implementation.  We believe that Poligrafico will request us to supply the 1,300 encoders via a separate solicitation.

The issuance system for PSE cards in Italy is in place and operating with about 1 million applications received and the government is in possession of a substantial card inventory for personalization.  Backlog for the CIE and PSE programs at December 31, 2007 was immaterial.  We believe that follow-on orders for both programs will be received and significant card revenue will be realized during fiscal 2009 although it remains unclear when the prime contractor will issue follow-on orders.

U.S. Green Cards for the U.S. Department of Homeland Security (DHS), and to a lesser extent Laser Visa Border Crossing Cards (BCCs) are an important part of our revenue base.  For these programs, we recorded card revenues of $1.2 million and $6.1 million for the three and nine-month periods ended December 31, 2007, respectively, and we recorded card revenues of $2 million and $6.1 million for the three and nine-month periods ended December 31, 2006, respectively.  We received a five-year follow-on U.S. government subcontract in March 2007 covering these programs with an initial one-year term and four one-year extension options.  There was no backlog for these programs at December 31, 2007.  DHS has tasked us to support the redesign of the Green Cards.  The transition to a redesigned card could cause delays in future orders as DHS reduces its inventory of current cards that were designed in 1997.  However, we anticipate that this decrease will be followed by an increase in orders of the newly designed cards to replenish the strategic reserve, although no assurance can be given.  We anticipate that the Border Crossing Card (BCC) design will be reconfigured to include an RFID chip in keeping with the requirements of the Western Hemisphere Travel Initiative as specified for Department of State’s new U.S. Passport Card.  Recently it was announced that GDIT won the U.S. Passport Card contract.  We bid two types of cards to GDIT for this program. One type was a polycarbonate card with an RFID feature but without our optical memory feature. This conformed with the Department of State bid request. We also bid a card with our optical memory feature in addition to the RFID feature. We were the exclusive bidder to GDIT for the card with the optical memory feature.  We were not the exclusive bidder to GDIT for the card without the optical feature.  The Department of State has selected the card without the optical feature and GDIT may or may not subcontract the order to us.  We anticipate that any future BCC will follow the U.S. Passport Card model.  We have recorded about $1 million in revenue for the BCC program this fiscal year.

Under a subcontract for Canada’s Permanent Resident Cards, we recorded revenue of about $1 million and $2.2 million for the three and nine-month periods ended December 31, 2007, respectively compare with $0.4 million and $1.2 million for the three and nine-month periods ended December 31, 2006, respectively. The backlog at December 31, 2007, was $0.6 million originally scheduled for delivery through June 2008.  The delivery quantity is subject to fluctuation at customer request.

During the three and nine-month periods ended December 31, 2007, we recorded revenue under purchase orders and a subcontract for the supply of secure national ID cards and supporting hardware, software, and integration services to a Middle Eastern government of approximately $4.2 million and $8.5 million, respectively, in addition to the $4 million recognized in fiscal year 2007.  The cards are being issued to adult citizens for national identity purposes and feature the latest advancements in identity fraud protection provided by Optical IDLock™, a combination of the highly-secure LaserCard® optical memory technology and Embedded HologramHD™, the new high-definition “photographic quality” etched image security feature.  As of December 31, 2007, there was no backlog for this program. The subcontract continues to allow for optional orders at customer request over a four-year period ending December 2010, potentially valued at up to another approximately $35 million in cards.  We anticipate smaller orders for this program during calendar year 2008.  See Note 2, Item 19 of the notes to condensed consolidated financial statements for a further discussion of the subcontract.

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

On November 6, 2007, our subsidiary, CCD, signed a 5.9 million euros ($8.5 million) contract with a company based in Saudi Arabia to deliver a turnkey card manufacturing facility by the end of calendar year 2008.  The contract includes the supply and installation of state-of-the-art plastic card production equipment, transfer of manufacturing know-how, training, and production support.  It does not include constructing or preparing the building that will house the equipment.  The new factory will be used to produce and personalize high quality scratch-off cards, loyalty cards, SIM cards and credit cards for the telecommunication and banking sectors.  Rights to optical memory card technology or manufacturing are not included in the arrangement.  Revenue and costs will be deferred until the primary deliverables are completed.

On December 20, 2007, we have signed an agreement with the government of Costa Rica valued at approximately $1.7 million for the supply of an ID Management System for the country’s Foreign Resident program.  Under the terms of the agreement, we will supply a suite of demographic and biometric data collection and card issuance equipment and software solutions to assist the Costa Rican government to manage the issuing of highly secure optical memory based Foreign Resident Cards. The applications include the centralized enrollment of legal foreign residents, automatic fingerprint identification to prevent the issuance of duplicate cards, optical memory encoding and card printing servers, quality assurance and card issuance controlled by our biometric verification system. The issuance process will also include biometric identification of workstation operators and strict card auditing processes.  The contract terms include a limited supply of Foreign Resident ID Cards, which incorporate a number of security features in addition to our secure optical memory. The card’s optical memory will store cardholder information including high resolution color facial image, fingerprint images and templates (for automatic one-to-one identity verification), digitized signature and biographic data. In addition, the optical stripe will also feature our unique Embedded HologramHD, a personalized optical variable device which, like the digital data, cannot be fraudulently altered.  Installation of the system is expected to be completed in the spring of 2008. Revenues from the contract will be deferred until the customer’s acceptance of the equipment, software, and cards which is anticipated to be during the spring or summer of 2008.

On January 17, 2008 we announced that we are on the winning team for a national ID card project in Angola.  We will provide optical memory cards, card personalization systems, printer consumables, installation and training.  This is our first national-level optical memory card program in the African continent.  Revenues could reach $90 million over five years if the prime contract is fully implemented.

We may invest up to $10 million in additional capital equipment and leasehold improvement expenditures for optical memory card production capacity and manufacturing enhancement at our facilities when orders and forecasts justify the investment.  Additional capital expenditures could be made for production capacity for new products in the specialty cards and printers segment as well as information technology infrastructure.  These expenditures could occur throughout the next twelve months, as more fully discussed under “Management’s Discussion and Analysis--Liquidity and Capital Resources,” of the Form 10-K for the fiscal year ended March 31, 2007.

Revenues

Product Revenues.  Our total revenues consisted of sales in our three segments of (1) optical memory cards, (2) drives, systems and services, and (3) specialty cards and card printers, as well as, at times, other miscellaneous items.  Product revenues for the three and nine-month periods ended December 31, 2007 were $11.2 million and $29.8 million, respectively. The optical card drive segment was renamed as drives, systems and services segment this quarter to better report the related activities. Product revenues for the three and nine-month periods ended December 31, 2006 were $6.2 million and $23 million, respectively.

The following table presents our product revenue by segment (in thousands, except for percentages):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2007	2006	2007	2006
Optical memory cards	$7,924	$3,086	$19,178	$13,860
% of total revenues	71%	50%	64%	60%

Drives, systems and services	174	182	1,261	481
% of total revenues	2%	3%	4%	2%

Specialty cards and card printers	3,061	2,916	9,314	8,691
% of total revenues	27%	47%	31%	38%
Total revenues	$11,159	$6,184	$29,753	$23,032

The following table presents our optical memory card (OMC) revenue by major program (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2007	2006	2007	2006
U.S. Green Cards & Laser Visas	$1,235	$2,022	$6,065	$6,359
Italian National ID Card Programs	15	-	198	2,408
Canadian Permanent Resident Cards	967	404	2,177	1,226
National ID Cards in a Middle Eastern Country	4,105	-	7,650	53
Vehicle Registration in India	1,375	511	2,609	1,285
Sports Event	-	-	-	2,125
All other programs	227	149	479	404
Total OMC revenue	$7,924	$3,086	$19,178	$13,860

Optical memory card revenue increased for the three-month period ended December 31, 2007 by 157% as compared with the three-month period ended December 31, 2006 due to the increase in card unit volume for a Middle Eastern country ID card program, Canadian Permanent Resident card program, and the vehicle registration card in India. Optical memory card revenue increased for the nine-month period ended December 31, 2007 by 38% as compared with the nine-month period ended December 31, 2006 due to the increase in card unit volume for a Middle Eastern country ID card program, Canadian Permanent Resident card program, and the vehicle registration card in India.

Revenue in the drives, systems and services did not materially change during the three-month period ended December 31, 2007 as compared with the three-month period ended December 31, 2006.  However, revenue during the nine-month period ended December 31, 2007 grew about $0.8 million as compared with the nine-month period ended December 31, 2006, largely due to the activity in the ID card program for a Middle Eastern country.  We do not anticipate that we will derive significant profits in the near term on drive sales as prices are set near the manufacturing cost in order to promote optical memory card sales.

Specialty cards and printers revenue was approximately $3.1 million for the three-month period ended December 31, 2007 or an increase of 5% from the $2.9 million for the three-month period ended December 31, 2006; and $9.3 million for the nine-month period ended December 31, 2007 or an increase of 7% from the $8.7 million recorded in the nine-month period ended December 31, 2006 primarily due to the effect of the Euro-Dollar exchange rate.

License Fees and Other Revenues.  There were no license revenues for the three and nine-month periods ended December 31, 2007, and 2006.  We entered into a license and optical memory card equipment purchase and support agreements, effective April 3, 2004, for optical memory card manufacturing in Slovenia which were transferred with our approval to Prevent Global in March 2007.  On November 6, 2007, we have entered into an agreement totaling 5.9 million euros ($8.5 million) with a company based in Saudi Arabia to deliver a turnkey card manufacturing facility by end of calendar year 2008.  Refer to Note 2, Item 19 of the notes to condensed consolidated financial statements for further disclosure of the Prevent agreement.

Backlog

As of December 31, 2007, the backlog for LaserCard® optical memory cards totaled $1.5 million, which is scheduled for delivery through June 2008, as compared with $5.7 million at March 31, 2007. We have only a few customers who generally place orders for a period of several months to a year or more so that variations in order placement from a single customer can materially affect backlog.  As a result, the relative size of our backlog has not been a reliable indicator of future sales revenue trends.

The backlog as of December 31, 2007, for specialty cards and printers totaled 0.9 million euros (approximately $1.4 million) compared with 0.6 million euros (approximately $0.8 million) at March 31, 2007.  In addition, the contract to deliver a turnkey card manufacturing facility by the end of calendar year 2008 has a backlog of 5.9 million euros (approximately $8.6 million) at December 31, 2007 and the contract to develop a conventional non-optical card production facility totaled 0.6 million euros (approximately $0.8 million) at December 31, 2007 and 0.7 million euros (approximately $0.9 million) at March 31, 2007.

At December 31, 2007, our backlog in the drives, systems and services was $1 million due largely to the Costa Rica contract for an ID Management System for the country’s Foreign Resident program.  We had no significant backlog for read/write drives at March 31, 2007.

Gross Margin

The following table represents our gross margin in absolute amount and as a percentage of revenue by segment (in thousands, except for percentages):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2007	2006	2007	2006
Optical memory cards	$3,268	$341	$7,091	$4,229
% of optical memory card revenues	41%	11%	37%	31%

Drives, systems and services	(218)	(76)	(552)	(380)
% of optical card drive revenues	NM	NM	NM	NM

Specialty cards and card printers	439	522	1,800	1,931
% of specialty cards and card printers revenues	14%	18%	19%	22%
Total gross margin	$3,489	$787	$8,339	$5,780

Optical Memory Cards.  Optical memory card gross margin can vary significantly based upon changes in average selling price, production and sales volumes, mix of card types, production efficiency and yields, and changes in fixed costs.  Unit volume greatly affects gross margin due to the absorption of fixed manufacturing costs.  The increase in optical memory card gross margin to 41% of revenue for the three-month period ended December 31, 2007, as compared with 11% of revenue for the three-month period ended December 31, 2006, is mainly due to the 91% increase in sales unit volume and the resultant gain of production efficiencies. The increase in optical memory card gross margin to 37% of revenue for the nine-month period ended December 31, 2007, as compared with 31% of revenue for the nine-month period ended December 31, 2006, is due to the 16% increase in sales unit volume.

Drives, Systems and Services.  Drives, systems and services gross margin has been negative over the past three years, inclusive of fixed overhead costs, due to low sales volume and our policy to price drives close to manufacturing cost to promote card sales.  This segment also includes enabling services, also with lower margins than optical memory cards.  We anticipate that drives, systems and services negative gross margins will continue in the future unless sales volume is sufficient to cover fixed costs.

Specialty Cards and Card Printers.  The gross margin on specialty cards and card printers was 14% and 18% in the three-month periods ended December 31, 2007, and 2006, respectively.  During the three-month period ended December 31, 2007 we accepted orders at low margin in order to load the factory.  We do not anticipate future margins will drop to this level based upon projected order growth.  During the nine-month periods ended December 31, 2007, and 2006, the gross margin on specialty cards and card printers was 19% and 22%, respectively.  Over the past three years, the quarterly gross margins have generally been in the low to mid 20% range.

Operating Expenses

The following table presents operating expenses for the three and nine-month periods ended December 31, 2007 and 2006 (in thousands, except for percentage):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2007	2006	2007	2006
Selling, general and administrative expenses	$4,056	$3,294	$10,826	$9,712
Percent of change from prior year	23%		11%

Research and development expenses	$719	$763	$2,212	$2,308
Percent of change from prior year	(6%)		(4%)

Selling, General, and Administrative Expenses (SG&A).  The $762,000 increase in SG&A expenses for the three-month period ended December 31, 2007 as compared with the three-month period ended December 31, 2006 was due to the increase of $184,000 in stock-based compensation expenses, $191,000 of consulting work for marketing and lobbying efforts, $94,000 increase of legal, accounting and director’s fees, and the balance attributable to the CEO’s retirement agreement described in the next paragraph and increased sales effort.  The $1.1 million increase in SG&A expenses for the nine-month period ended December 31, 2007 as compared with the nine-month period ended December 31, 2006 was due to $356,000 increase in stock-based compensation, $228,000 of consulting, $80,000 increase in depreciation due to the ERP implementation, $132,000 of legal, accounting and director’s fees, and the balance due to the CEO’s retirement agreement and other miscellaneous costs.

On November 28, 2007, we entered into a Planned Retirement Agreement and an Age Discrimination Release Agreement with our Chief Executive Officer (CEO) and President.  Provided that prior to his retirement date of March 31, 2008 (referred to below as the Retirement Date), the CEO is not terminated for cause and does not resign without good reason, these agreements provide for the CEO to receive two years of separation pay at the per annum rate of $350,002; consulting retainer of $18,000 for nine months of consulting availability and services; and bonus of up to $100,000, of which $50,000 is discretionary to be paid based on recommendations from the Chairman and Vice Chairman and we will continue to pay our portion of his health care insurance premium should he elect COBRA coverage for up to 18 months.  His stock options will cease vesting on the Retirement Date, other than the 18,750 options scheduled to vest on May 24, 2008, which will vest if he is then consulting for us.  He owns 3,125 restricted shares which will vest on September 21, 2008 if he is then a consultant with LaserCard and his other restricted shares will be forfeited.  We have allocated the costs of the postretirement payments and the bonus using the discounted cash-flow basis over the remaining months of total expected service.  The options were remeasured using the Black-Scholes method. During the three-month period ended December 31, 2007, we expensed $255,000, charged to SG&A.  For the three-month period ending March 31, 2008, we will expense approximately $575,000 for future post-retirement payments, which along with recruiting expenses will result in increased SG&A expenses for that quarter.

Research and Development Expenses (R&D).  The decrease in R&D expenses during the three and nine-month periods ended December 31, 2007 as compared with the three and nine-month periods ended December 31, 2006 was mainly due to share-based expenses and the closure of some R&D projects such as the employee badging system and the optical chip project. We are continuing our efforts to develop new optical memory card features and structures, including various composite card structures to allow the insertion of contactless chips with radio frequency (RF) capability, dual-interface (contact-contactless) with optical memory, OVD (optically variable device) products, and other market-driven requirements.  We are also performing optical media development to allow new form factors for more flexibility in card layouts and integrated security features; enhanced optical memory card read/write drives for both increased reliability and ease of use and integration; new versions of read-only drives (readers) to meet various operational requirements such as office desktop units or handheld field units with integrated displays, biometrics, and RFID capability; and new software products in an effort to provide new products that can stimulate optical memory card sales growth.  Additionally, after a year of in-house evaluation of our OpticalProximity system for building access control, we completed installation during May 2007 at our first customer location, as a test and evaluation site.  In our German subsidiary, we recently completed the development of a new integrated card personalization system and have shipped several systems to customers in the past year. We anticipate that these ongoing research and development efforts should result in enhanced card features and capabilities, new versions of read-only drives, and drives with advanced security features and/or lower manufacturing costs; however, there is no assurance that such product development efforts will be successful.  These features are important for our existing and future optical memory card markets.  We anticipate the R&D expenditures will increase about 15% from the previous quarter in the next quarter.

Other Income, Net.  The decrease in interest income was mainly due to a lower amount of invested funds.  The decrease in interest expense was due to improved management of the forward contracts.  We expect interest income to decrease in the near-term due to the declining short-term interest rates resulting from the recent actions of the Federal Reserve Bank in lowering the Federal funds rate.

The following table presents other income, net for the three and nine-month periods ended December 31, 2007 and 2006 (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2007	2006	2007	2006
Interest income	$243	$246	$689	$762
Other income	-	26	18	40
Interest expense	(16)	(13)	(50)	(95)
Other income (expense)	(2)	8	(2)	(1)
	$225	$267	$655	$706

Income Taxes.  The tax benefit in the nine-month period ended December 31, 2007 was largely due to $100,000 credit for our foreign subsidiary’s assimilation of the new reduction in tax rate.

The following table presents income taxes for the three and nine-month periods ended December 31, 2007 and 2006 (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2007	2006	2007	2006
U.S. income taxes	$-	$-	$-	$-
Foreign income tax	19	(25)	(106)	(96)
	$19	$(25)	$(106)	$(96)

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes cash, cash equivalents and investments as of December 31, 2007 and March 31, 2007 (in thousands):

	December 31,	March 31,
	2007	2007
Cash and cash equivalents	$2,087	$3,026
Cash, cash equivalents and short-term investments	$18,587	$20,526

The following table displays the sources and uses of cash by activity (in thousands):

	Nine Months Ended
	December 31,
	2007	2006
Net cash used in operating activities	$(1,297)	$(3,298)
Net cash provided by (used in) investing activities	$(24)	$3,903
Net cash provided by financing activities	$630	$867

Cash used in operations of $1.3 million for the nine-month period ended December 31, 2007 consists mainly of $0.9 million for increases in operating assets and $0.4 million for decreases in operating liabilities.  Cash used in operations of $3.3 million for the nine-month period ended December 31, 2006 was due to the $5.4 million loss less non-cash items $1.7 million and the $1.4 million decrease in operating assets.

For investing activities in the nine-month period ended December 31, 2007, was due to $1 million from net proceeds provided from investments, offset by capital and patent expenditures of slightly over $1 million.  Net cash provided by investing activities for the nine-month period ended December 31, 2006, was due to $6.5 million of net proceeds from maturing investments offset by $2.5 million in purchases of property and equipment.

Net cash provided by financing activities for the nine-month period ended December 31, 2007 was $0.6 million, which primarily consisted of net proceeds from the sale of common stock under our employee stock plans.  Net cash provided by financing activities for the nine-month period ended December 31, 2006 was $0.9 million, which primarily consisted of net proceeds from the sale of common stock under our employee stock plans.

We believe that the estimated level of revenues and customer advance payments over the next twelve months will be sufficient to generate cash from operating activities over the same period.  However, quarterly fluctuations are expected, especially in the March 2008 quarter where we expect to have a decrease in revenue.  Operating cash flows could be negatively impacted to a significant degree if either of our largest U.S. government programs were to be delayed, reduced, canceled, or not extended, or if the Italian CIE and Angolan card programs do not grow as planned, and if these programs are not replaced by other card orders or other sources of income, or if increases in product revenues or licenses do not keep pace with anticipated increases in marketing and R&D expenditures.

Our agreement with the government of Costa Rica signed on December 20, 2007 required us to issue a completion bond of about $167,000, equivalent to 10% of the contract price. Our cash deposit is classified as restricted cash at December 31, 2007. The bond shall remain in effect for one year (12 months) after the final acceptance date of delivery of the last batch of shipment.

We have not established a line of credit.  We may negotiate a line of credit, although no assurance can be made that such financing would be available on favorable terms or at all, if needed.

As a result of our net loss for the nine-month period ended December 31, 2007, our accumulated deficit increased from $38.7 million to $42.6 million.  Upon adoption of FIN 48, the Company recognized a cumulative effect adjustment of $62,000, decreasing its income tax liability for unrecognized tax benefits, and decreasing the March 31, 2007 accumulated deficit balance. Stockholders’ equity at December 31, 2007 decreased to $21 million from $22.6 million at March 31, 2007 as a result of the net loss partially offset by the cumulative effect upon adoption of FIN 48 and issuance of common stock under our employee stock plans.

We consider all highly liquid investments, consisting primarily of commercial paper, discount notes, and U.S. government bonds, with original or remaining maturities of three months or less at the date of purchase, to be cash equivalents.  All investments with original or remaining maturities of more than three months but not more than one year at the date of purchase are classified as short-term.  Investments with original or remaining maturities of more than one year at the date of purchase are classified as long-term.  We determine the length of our investments after considering our cash requirements and yields available for the type of investment considered by our Company.  We determine the appropriate classification of debt and equity securities at the time of purchase and reevaluate the classification of investments as of each balance sheet date.  As of December 31, 2007, we had $16.5 million of short-term investments, compared with $17.5 million of short-term investments at March 31, 2007.  These investments were in the form of auction rate securities.  All auction rate securities are accounted for as available-for-sale and all other interest-bearing securities are accounted for as held-to-maturity.

We made capital equipment and leasehold improvement purchases of approximately $1 million for the nine-month period ended December 31, 2007 compared with approximately $2.5 million for the nine-month period ended December 31, 2006.  We have an annual production capacity of 10 million roll-process cards in conjunction with approximately 9 million sheet-process cards depending upon the optimum mix of features.  We plan to purchase additional production equipment in a series of steps when we deem appropriate based in part upon orders and forecasts.  We may use cash on hand and cash generated from operations or debt financing to fund possible capital expenditures of possibly $10 million for equipment and leasehold improvements for card production as customer orders justify the investment.  These expenditures could occur throughout the next twelve months.

During the nine-month period ended December 31, 2007, we entered into a lease agreement with a four-year term to acquire equipment.  This was recorded as a capitalized lease in the amount of about $113,000 (80,000 euros) in accordance with SFAS 13, Accounting for Leases.  We had no other debt financing activities.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangement as of December 31, 2007 and March 31, 2007, that has or is reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

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

Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted because of a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations because of changes in interest rates or we may suffer losses in principal if forced to sell securities that have seen a decline in market value because of changes in interest rates. We expect our income from cash investments to decline over the next quarter due to lower interest rates resulting from recent decreases in the Federal fund rates.

There were no material changes for the nine-month period ended December 31, 2007 in our exposure to market risk for changes in interest rates.

The following summarizes short-term investments at fair value (in thousands), weighted average yields and maturity dates:

	December 31, 2007	March 31, 2007
Auction rate securities	$16,500	$17,500
Weighted average yield	6.46%	5.29%
Total investments	$16,500	$17,500
Maturity dates	January 1 - 25, 2008	October 3 - 27, 2006

There were no long-term investments as of December 31, 2007.

Foreign Currency Exchange Rate Risk.  Our U.S. operations sell products in various international markets.  For the nine-month period ended December 31, 2007, revenue by our German subsidiary of approximately $9.3 million was denominated in foreign currency. In addition, some raw material purchases and purchased services are denominated in foreign currency.  Cash provided by/used in CCD operating activities has been immaterial.

We use short-term foreign exchange forward contracts to mitigate foreign currency risk associated primarily with inter-company receivables and payables, and loans receivable (denominated in Euros) to our German subsidiary.  Our foreign exchange forward contracts are not designated for accounting purposes as hedging instruments under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended.  Accordingly, any gains or losses resulting from changes in the fair value of the forward contract are reported in other income, net of expenses.  The gains and losses on these forward contracts generally offset gains and losses associated with the underlying foreign currency denominated inter-company receivables and payables, and loans receivable.  At December 31, 2007, we had a foreign exchange forward contract with a maturity of less than 30 days to purchase 1.3 million euros. The fair value of the forward contract was not material at December 31, 2007.

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

(b)   Changes in Internal Control over Financial Reporting.  There were no significant changes in our internal control over financial reporting that occurred during the three-month period ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.   Risk Factors

A revised description of the risk factors associated with our business is set forth below. This description includes any material changes to and supersedes the description of the risk factors associated with our business previously disclosed in Part II, Item 1A of our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2007.  Because of these risk factors, as well as other factors affecting the Company’s business and operating results and financial condition, including those set forth elsewhere in this report, our actual future results could differ materially from the results contemplated by the forward-looking statements contained in this report and our past financial performance should not be considered to be a reliable indicator of future performance, so that investors should not use historical trends to anticipate results or trends in future periods.

RISK FACTORS

OUR CURRENT AND FUTURE EXPECTED REVENUES ARE DERIVED FROM A SMALL NUMBER OF ULTIMATE CUSTOMERS SO THAT THE LOSS OF OR REDUCTIONS IN PURCHASES BY ANY ONE ULTIMATE CUSTOMER COULD MATERIALLY REDUCE OUR REVENUES AND LEAD TO LOSSES.  During our nine-month period ended December 31, 2007 and each of the previous three fiscal years, we derived more than 60% of our revenues from six programs ― two U.S. government programs and four foreign government programs.  Due to the lengthy sales cycles, we believe that these programs, with perhaps the addition of a few other foreign programs, will be the basis for a majority of our revenues in the near-term.  The loss of or reductions in purchases by any one customer due to program cutbacks, competition, or other reasons would materially reduce our revenue base. Annual or quarterly losses occur when there are material reductions, gaps or delays in card orders from our largest U.S. or foreign government programs or if such programs were to be reduced in scope, delayed, canceled, or not extended and not replaced by other card orders or other sources of income.

WE INCURRED NET LOSSES DURING ALL BUT THREE OF THE PREVIOUS NINETEEN QUARTERS AND MAY NOT BE ABLE TO GENERATE SUFFICIENT REVENUE IN THE FUTURE TO REGAIN PROFITABILITY. Although we generated $3.3 million of profit during the three quarters from October 1, 2005 through June 30, 2006, we incurred a loss for our last six quarters and we had incurred losses as well for the ten quarters preceding the quarter ended October 1, 2005.  Our loss for the nine-month period ended December 31, 2007, was $3.9 million and for our fiscal year 2007 our loss was $12.4 million, and we had an accumulated deficit of $42.6 million at December 31, 2007.  There can be no assurance that we will generate enough revenues in the near term to achieve profitability.  We are relying upon our optical memory card technology to generate future product revenues, earnings, and cash flows.  If alternative technologies emerge or if we are otherwise unable to compete, we may not be able to achieve or sustain profitability on a quarterly or annual basis.  Annual or quarterly losses would also continue if increases in product revenues or license revenues do not keep pace with increased expenses.

OUR PROGRAM WITH ITALY, WHICH WE BELIEVE WILL BE ONE OF OUR LARGEST CUSTOMERS ONCE FULLY IMPLEMENTED, MAY BE FURTHER DELAYED OR CANCELLED FOR REASONS OUTSIDE OUR CONTROL WHICH WOULD CAUSE US TO HAVE LESS REVENUE THAN PLANNED AND WOULD LIKELY LEAD US TO CONTINUED OPERATING LOSSES IF OTHER EXPECTED BUSINESS DOES NOT MATERIALIZE.  We believe that the Italian government will be our largest customer when the CIE program is fully implemented.  We expect that CIE and PSE card programs may comprise a significant portion of future revenues.  Sales of cards and drives for the Italian government’s CIE and PSE card programs have been a small portion of our total revenue for the past year.  However, during fiscal year 2007, we increased card manufacturing capacity to meet anticipated demand and we have expected a large order since the first quarter of fiscal year 2007.  This order has not yet been placed and there can be no assurance that the order will be placed in the near-term or that demand will increase or be sustained as we anticipate.  We would most likely continue to incur losses if orders are further delayed, or if the program is not implemented at the level foreseen or if the government was to change its technology decision and no longer use optical memory cards and other new programs do not materialize as expected.  While selected Italian cities have issued cards and tested the distributed card issuing process and the Italian government has recently solicited interested parties to provide their qualifications for expansion of the data collection and issuance infrastructure, full implementation is dependent upon regionalized and further decentralized card issuance infrastructure developments being successfully undertaken and the national ID card system functioning as designed, of which there can be no assurance. Overcoming some of these issues may be difficult and complex and involve third parties, which could be time consuming and expensive and lead to further delays for implementation.

THE U.S. GOVERNMENT, ONE OF OUR TWO LARGEST ULTIMATE CUSTOMERS, HAS THE RIGHT TO DELAY ITS ORDERS OR COULD CHANGE ITS TECHNOLOGY DECISIONS, WHICH WOULD RESULT IN ORDER DELAYS AND POSSIBLY IN OPERATING LOSSES. For the nine-month period ended December 31, 2007 revenues included sales of approximately $6.1 million of Green Cards and Laser Visa BCCs, and comprised 20% of our total revenue. For the nine-month period ended December 31, 2006, revenues included sales of approximately $6.4 million of Green Cards and Laser Visa BCCs, and comprised 28% of our total revenue.  These revenues could average approximately $10 million annually ($8 million for Green Cards and $2 million for Laser Visa BCCs) if the U.S. government continues to use our cards in these programs, continues to personalize cards at that rate and continues to maintain an inventory level equal to six-months of usage.  On April 2, 2007, we announced a subcontract with General Dynamics Information Technology (GDIT) for the manufacture and supply of Green Cards and Laser Visas.  The subcontract is for an initial 12-month period with optional extensions up to a total of five years.  Under U.S. government procurement regulations, even with a contract in place, the government reserves certain rights, such as the right to withhold releases, to reduce the quantities released, extend delivery dates, reduce the rate at which cards are issued, and cancel all or part of its unfulfilled purchase orders.  At December 31, 2007 we have no backlog for these programs.

The U.S. government recently announced that it had awarded the Passport Card program to GDIT for a non-optical card which we expect would replace the Laser Visa BCCs if and when implemented unless the technology decision changes.  Therefore, we may not receive further orders for Laser Visa BCCs as the government has a substantial inventory on hand. Over the past nine months, we have recorded revenues of $1 million for Laser Visa BCC's.

Also, the Green Card is currently undergoing a redesign process.  It is possible that our revenue will be reduced during the period of transition from the current card to the new design after which we would expect orders to increase as their inventory is rebuilt to their desired safety-stock level.  Our revenues for Green Cards could average approximately $8 million annually if the U.S. government continues to use our cards in this program, continues to personalize cards at that rate and continues to maintain an inventory level equal to six–months of usage.  We would most likely have reduced operating results if the Green Card program were to be delayed, canceled, or not extended or if the government were to change its technology decision and no longer use optical memory cards.  Over the past nine months, we have recorded revenues of $5 million for Green Cards.

OUR OPTICAL MEMORY CARD PRODUCT REVENUES WILL NOT GROW IF WE DO NOT WIN NEW BUSINESS IN THE U.S. OR ABROAD OR IF THE ITALIAN AND ANGOLAN NATIONAL ID PROGRAMS ARE NOT IMPLEMENTED AS ANTICIPATED.  Quarterly OMC revenues from April 1, 2006 through December 31, 2007 from our core programs have been $5.3 million, $3.2 million, $2.9 million, $4.9 million, $4.4 million, $6.6 million, and $7.7 million, respectively.  These programs include the U.S. Green Card, the Laser Visa BCC, the Canadian Permanent Resident Card, the vehicle registration cards used by three states in India, and a national ID card used in a Middle Eastern country.  During full implementation, we expect our revenues from programs in Italy will reach approximately $40 to $50 million per year.  On January 17, 2008, we announced that we were part of the winning team for a national ID card project in Angola.  Revenues could total $90 million over five years for this project.  We also are working on potential secure ID card business in more than ten countries around the world.  In order for us to achieve our overall revenue growth goal, we will need the Italian programs to continue and reach their anticipated levels, of which there can be no assurance, and we will also need to win some of the new business opportunities we see in the U.S. and abroad.  Emerging optical memory card programs or prospective applications include permanent resident cards and national identification cards in several countries such as in Angola as well as secure identification cards for governmental agencies.  There can be no assurance that we will receive sizable future orders for any of these programs, nor any assurance that we will be able to win any other new business in the U.S. or abroad which is necessary to grow our business to the level we desire.

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

WE COULD EXPERIENCE EQUIPMENT, RAW MATERIAL, QUALITY CONTROL, OR OTHER PRODUCTION PROBLEMS ESPECIALLY IN PERIODS OF INCREASING VOLUME.  There can be no assurance that we will be able to meet our projected card manufacturing capacity if and when customer orders reach higher levels. We have made and intend to continue to make significant capital expenditures to expand our card manufacturing capacity. For example, we may invest up to $10 million of capital expenditures during the next twelve months for optical memory card production capacity assuming certain business developments. However, since customer demand is difficult to predict, and we generally wait for such demand to materialize prior to making capital expenditure commitments, we may be unable to ramp up our production quickly enough to fill new customer orders in a timely fashion. This could cause us to lose new business and possibly existing business. In addition, if we overestimate customer demand, we could incur significant costs from creating excess capacity which was the case during fiscal years 2005 and 2007.  We may experience manufacturing complications associated with increasing our manufacturing capacity of cards and drives, including the adequate production capacity for sheet-lamination process cards to meet order requirements and delivery schedules. We may also experience difficulties implementing new manufacturing processes, meeting customers’ quality or standards requirements, or outsourcing some of our manufacturing. The addition of fixed overhead costs increases our breakeven point and results in lower profit margins unless compensated for by increased product sales. When purchasing raw materials for our anticipated optical card demand, we take into consideration the order-to-delivery lead times of vendors and the economic purchase order quantity for such raw materials. If we over-estimate customer demand, excess raw material inventory can result.

WE ARE CURRENTLY OUR OWN SOLE SOURCE OF OPTICAL MEMORY CARDS AND SEVERAL OF THE STEPS IN OUR CARD MANUFACTURING PROCESS HAVE NO BUILT-IN REDUNDANCY.  THEREFORE, WE ARE SUSCEPTIBLE TO SUPPLY INTERRUPTIONS, INCLUDING IF CERTAIN MACHINERY WERE TO BREAK DOWN.  MUCH OF OUR MACHINERY IS COMPRISED OF CUSTOM VERSIONS OF MACHINERY SOME OF WHICH IS MORE THAN 20 YEARS OLD.  Unless and until Prevent Global comes on line as a second source, of which there can be no assurance, we are the only source of our optical memory cards, making them in our Mountain View facility using a proprietary manufacturing process, with our German subsidiary capable of performing a few key steps in certain instances.  There is no assurance that the Prevent facility, if and when operational, will be an acceptable second source to some of our key government accounts.  For example, the Prevent facility as currently designed would not be capable of producing cards for most of our key government programs.  We are susceptible to supply interruptions or yield decreases when our line goes down or malfunctions.  Much of our machinery is comprised of customized versions of machinery which has long lead times to replace and may be difficult to maintain or repair, requiring us to be self-reliant.  Some of the machinery we use is more than 20 years old and is no longer manufactured for others, which would require us to adapt a newer version to our needs, which would involve additional effort on our part.

IF WE ARE UNABLE TO BUY RAW MATERIALS IN SUFFICIENT QUANTITIES AND ON A TIMELY BASIS, WE WILL NOT BE ABLE TO DELIVER PRODUCTS TO CUSTOMERS ON TIME WHICH COULD CAUSE US TO LOSE CUSTOMERS, AND OUR REVENUES COULD DECLINE.  We depend on sole source and limited source suppliers for optical card raw materials. Such materials include plastic films used in optical memory card production, which are available from one supplier in the U.S. and from multiple foreign suppliers. Processing chemicals, inks, and bonding adhesives are obtained from various U.S. and foreign suppliers. Certain photographic films are commercially available solely from Eastman Kodak Company, of the United States.  We do not expect any difficulty in obtaining the film necessary for orders projected over the next nine to fifteen months considering the inventory currently on hand and on order.  No assurance can be given that Kodak will continue to supply such photographic films on a satisfactory basis and in sufficient quantities although we believe Kodak will continue to supply such films for several years.  If Kodak were to announce that it was no longer going to sell film, we would request that Kodak provide us with a last-buy opportunity which we would plan to take maximum advantage of in order to purchase from Kodak sufficient supply of films to continue our card production until an appropriate substitute can be found or developed, although no assurance can be given that Kodak would provide us with such an opportunity.  Also we have ongoing R&D efforts in the area of alternate media, designed to develop an alternate to the current Kodak film-based media, though there is no assurance that those efforts will be successful.

AN INTERRUPTION IN THE SUPPLY OF READ/WRITE DRIVE PARTS OR DIFFICULTIES ENCOUNTERED IN READ/WRITE DRIVE ASSEMBLY COULD CAUSE A DELAY IN DELIVERIES OF DRIVES AND OPTICAL MEMORY CARDS AND A POSSIBLE LOSS OF SALES, WHICH WOULD ADVERSELY AFFECT OUR OPERATING RESULTS.  Several major components of our read/write drives are designed specifically for that unit. For example, the optical recording head for the current drive is a part obtained from one supplier; and at current production volumes, it is not economical to have more than one supplier for this custom component. The ability to produce read/write drives in high-volume, if required, will be dependent upon maintaining or developing sources of supply of components that meet our requirements for high volume, quality, and cost. In addition, we could encounter quality control or other production problems at high-volume production of read/write drives. We are also investing in research and development in an effort to develop new drive products.

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

WE MAY NOT BE ABLE TO ADAPT OUR TECHNOLOGY AND PRODUCTS TO COMMERCIAL APPLICATIONS WHICH GENERATE MATERIAL AMOUNTS OF REVENUE AND PROFIT.  THIS WOULD LIMIT THE FUTURE GROWTH OF OUR BUSINESS TO THE GOVERNMENT SECTOR AND THE LACK OF DIVERSIFICATION EXPOSES US TO ENHANCED RISK OF COMPETITION.  We are exploring commercial applications for our optical memory products in order to lessen our dependence upon the government sector.  Our efforts to develop applications for OpticalProximity™ access cards are one example.  We may be unsuccessful in these efforts in which case we would not obtain the diversity of revenues we are seeking for the future.  If our customer base remains limited to secure ID card applications for government use, then we are more susceptible to other technologies and products making in-roads or to political pressures or changing laws.

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

WE ARE LARGELY DEPENDENT ON SYSTEMS INTEGRATORS FOR IMPLEMENTATION OF CARD PROGRAMS AND THEIR METHOD OF IMPLEMENTATION MAY NOT BE SUCCESSFUL DUE TO QUALITY OR COST.  We sell to VARs and system integrators who in turn sell solutions to the end customer.  The integrators may not follow the recommendations we provide for the handling, possible incorporation of smart or RFID chips, processing, and/or printing on our cards and working with the end-user in the card issuing process.  This could lead to low quality or high costs or both resulting in damage to our reputation and/or loss of the contract.  We work to train the integrators to avoid such situations, but cannot control their work.  Also, we can step in to demonstrate how to successfully implement an optical memory card issuing system.  We plan to continue to offer this support then transition the card issuing process to local resources once the program is running successfully.

OUR OPTICAL MEMORY CARDS HAVE A COMPLEX STRUCTURE THAT REQUIRES A HIGH DEGREE OF TECHNICAL KNOWLEDGE AND EXPERIENCE TO MEET INCREASINGLY STRINGENT PERFORMANCE REQUIREMENTS.  WE HAVE AND COULD IN THE FUTURE AGREE TO CERTAIN CHARACTERISTICS BEYOND THOSE REQUIRED IN INDEPENDENTLY PUBLISHED STANDARDS.  THIS COULD INCREASE OUR COST OF MANUFACTURING CARDS OR RESULT IN ACCEPTING RETURNS OR GIVING CREDITS TO THE CUSTOMER.  MANY CUSTOMERS MAINTAIN SIGNIFICANT ADVANCE INVENTORY WHICH INCREASES THIS RISK.  There can be no assurance that we will be able to meet customers’ quality or standards requirements consistently.  This could lead to high manufacturing costs due to low product yields or unexpected product returns.  We employ a rigorous quality control procedure, are ISO 9000 certified and we strive to deliver product that meets published standards and customer expectations.  Even so, we cannot give assurance that our products will meet customer expectations in all cases.  We have in the past, and we may in the future, replace product held by the customer or give credit for products previously delivered.

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

THE MARKETS FOR OUR PRODUCTS ARE COMPETITIVE, AND IF WE ARE UNABLE TO COMPETE SUCCESSFULLY, REVENUES COULD DECLINE OR FAIL TO GROW.  Our optical memory cards may compete with optical memory cards that can be manufactured and sold by three of our licensees (although none is currently doing so) and with other types of portable data storage cards and technologies used for the storage and transfer of digital information.  These may include contact or contactless integrated circuit (IC) chip cards; holographic optical storage cards, 2-dimensional bar code cards and symbology cards; thick, rigid CD or DVD read-only cards or recordable cards; radio frequency, or RFID cards; and small, digital devices such as data-storage keys, tokens, and small cards and tags.  The financial and marketing resources of some of the competing companies are greater than our resources.  Competitive product factors include system/card portability, interoperability, price-performance ratio of cards and associated equipment, durability, environmental tolerance, and card security. Although we believe our cards offer key technological and security advantages for certain applications, the current price of optical card read/write drives is a competitive disadvantage in some of our targeted markets.  However, we believe the price of our drives is competitive in applications requiring a large number of cards per drive, because the relatively low cost for our cards offsets the high cost per drive when compared with our major competition, IC card systems.  In countries where the telecommunications infrastructure is extensive and low cost, centralized databases and wide-area networks may limit the penetration of optical memory cards.  These trends toward Internet, intranet, and remote wireless networks will in some cases preclude potential applications for our cards.

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

WE ARE SUBJECT TO RISKS ASSOCIATED WITH CHANGES IN FOREIGN CURRENCY EXCHANGE RATES.  Part of the manufacturing process of certain LaserCard products that we sell outside the U.S.A. takes place in our operations in Germany.  Also, some of the raw materials we use to manufacture optical memory cards are sourced in Europe.  These costs are denominated in euros, the currency used in much of Europe.  However, when we sell our finished products, the prices that we charge are denominated in United States dollars.  Accordingly, we are subject to exposure when the exchange rate for euros increases in relation to the United States dollar.  Recent declines in the U.S. dollar/euro exchange rate, if not reversed, will eventually result in increases in raw material costs.  As of December 31, 2007, we had not entered into a forward exchange contract to hedge against or potentially minimize the foreign currency exchange risk related to transactions other than those related to inter-company payables and receivables.  The losses on foreign currency exchange related to purchase transactions and intercompany receivables for both fiscal year 2007 and the nine-month period ended December 31, 2007 were immaterial.

WE SOLD A SECOND-SOURCE CARD MANUFACTURING LICENSE THAT WAS SUBSEQUENTLY TRANSFERRED TO PREVENT GLOBAL (PREVENT), UNDER WHICH WE WILL PROVIDE CERTAIN FACTORY SET-UP AND TRAINING SERVICES.  IF WE ARE NOT SUCCESSFUL OR IF PREVENT GLOBAL IS UNABLE TO FINANCE THIS OPERATION, THE SECOND-SOURCE SUPPLY OF OPTICAL CARDS WILL NOT MATERIALIZE.  IF WE AND PREVENT GLOBAL ARE SUCCESSFUL, THE SECOND-SOURCE WILL COMPETE WITH US FOR BUSINESS.  We will be obligated to deliver the contracted manufacturing equipment and installation support to Prevent Global for its to-be-built new card manufacturing facility in Slovenia, to provide a targeted initial manufacturing capacity of 10 million optical cards annually.  If Prevent Global is successful, Prevent Global would become a second source for certain types of optical memory cards.  We will also be assigning personnel to be on site during the license term, if such option is elected by Prevent Global, to assist with quality, security, and operational procedures, with a mutual goal that the facility and the cards made in Slovenia conform to our standards.  If cards are not produced in conformance with our quality standards, the reputation and marketability of optical memory card technology could be damaged.  If the factory does not become operational and produce quality cards in high volume, or if Prevent Global is unable to raise sufficient capital to build, equip and operate this facility, we would not obtain the hoped-for benefits--including ongoing royalties, sales of raw materials to Prevent Global, expansion of the European market, and a bona fide second source for certain types of optical memory cards.  On the other hand, if and when the factory is successfully manufacturing the cards in high volume, it will compete against us for business in certain territories, which could reduce our potential card revenues if the market does not expand.  Revenue on the contract will be recognized when the equipment has been accepted and training completed, which date is dependent on Prevent Global providing a facility in Slovenia.  We could incur greater expenses than we anticipate for the purchase and installation of the required manufacturing equipment, thereby reducing cash and anticipated profits.  If Prevent Global is not successful, but current and potential customers require a second source of optical memory cards (which is a common business practice), they could decide to use alternate technology cards, such as chip cards, that have multiple-source suppliers.

WE MAY NOT BE ABLE TO ATTRACT, RETAIN OR INTEGRATE KEY PERSONNEL, WHICH MAY PREVENT US FROM SUCCEEDING.  IN PARTICULAR, OUR CEO IS RETIRING AFTER MORE THAN 25 YEARS OF SERVICE ON MARCH 31, 2008, AND WE MAY NOT BE ABLE TO RECRUIT OUR LONG-TERM CEO BY THEN, IN WHICH CASE WE WOULD NEED TO HAVE AN INTERIM CEO.  SUCH A FAILURE TO HAVE A SMOOTH TRANSITION COULD NEGATIVELY IMPACT OUR OPERATIONS AND IMPEDE OUR ABILITY TO MAKE MAJOR DECISIONS AS COULD RECRUITING AN INADEQUATE CEO.  We may not be able to retain our key personnel or attract other qualified personnel in the future. Our success will depend upon the continued service of key management personnel.  The loss of services of any of the key members of our management team, including our chief executive officer, chief operating officer, the managing directors of our German operations, vice president of business development or our vice president of finance and CFO, or our failure to attract and retain other key personnel could disrupt operations and have a negative effect on employee productivity and morale, thus decreasing production and harming our financial results.  In addition, the competition to attract, retain and motivate qualified personnel is intense.  We are currently in the process of conducting a nationwide recruiting search to replace our chief executive officer who is retiring effective March 31, 2008.  We may not be able to recruit our long-term CEO by then, in which case we would need to have an interim CEO.  Such a failure to have a smooth transition could negatively impact our operations and impede our ability to make major decisions as could recruiting an inadequate CEO.

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

BEGINNING WITH OUR FISCAL YEAR 2007, WE WERE REQUIRED TO RECORD COMPENSATION EXPENSE FOR STOCK OPTIONS, THEREBY REDUCING OUR EARNINGS.  THIS COULD LEAD TO REDUCED ENTERPRISE VALUE AND TO OUR GRANTING FEWER OPTIONS WHICH HURTS OUR ABILITY TO RECRUIT AND RETAIN EMPLOYEES.  In December 2004, the Financial Accounting Standards Board (“FASB”) issued Financial Accounting Standard 123(R) (SFAS No. 123(R)) that requires the fair value of all equity-based awards granted to employees be recognized in the statement of operations as compensation expense, for fiscal years beginning after December 15, 2005, rather than just to disclose such expense in a footnote as we have done in the previous years.  The adoption of this accounting standard reduced our profitability as measured by generally accepted accounting principles (GAAP) due to our outstanding options and our current intention to continue to grant options in the future as an incentive and retention tool for our employees.  This may adversely affect our stock price.  For example, for the nine-month periods ended December 31, 2007 and 2006, we recognized approximately $1.5 million and $1.3 million, respectively, of additional expenses due to SFAS No. 123(R) which we would not otherwise have recognized.  Such adoption has also led us to reduce our use of stock options and to award restricted shares and restricted stock units.  While all of these equity awards help align our employees’ long-term interests with increasing our enterprise value, options provide more of a reward if enterprise value substantially increases.  Our reduced use of options could hurt our ability to recruit employees and retain existing employees and directors.

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

10.13*	November 28, 2007, Planned Retirement Agreement and Age Discrimination Release Agreement with Richard M. Haddock are filed herewith

10.14*	January 4, 2008, Executive Employment Agreements with Christopher J. Dyball and Steven G. Larson are filed herewith

31.1	Rule 13a-14(a) Certification of Richard M. Haddock, chief executive officer is filed herewith

31.2	Rule 13a-14(a) Certification of Steven G. Larson, chief financial officer is filed herewith

32.1	Section 1350 Certification of Richard M. Haddock, chief executive officer is filed herewith

32.2	Section 1350 Certification of Steven G. Larson, chief financial officer is filed herewith

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

LASERCARD CORPORATION
(Registrant)

Signature	Title	Date

/s/ Richard M. Haddock	Chief Executive Officer	February 5, 2008
Richard M. Haddock

/s/ Steven G. Larson	Chief Financial Officer	February 5, 2008
Steven G. Larson

 INDEX TO EXHIBITS

[ITEM 14(c)]

Exhibit
Number	Description

3(I)
Certificate of Incorporation; previously filed as Exhibit 3.1 to Annual Report on Form 10-K for the fiscal year ended March 31, 2005, filed with the SEC on June 15, 2005, and incorporated herein by reference

3(II)	Amended and Restated Bylaws (to add new Section 4.6.5 re Vice Chairman) are filed herewith

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

10.13*	November 28, 2007, Planned Retirement Agreement and Age Discrimination Release Agreement with Richard M. Haddock are filed herewith

10.14*	January 4, 2008, Executive Employment Agreements with Christopher J. Dyball and Steven G. Larson are filed herewith

31.1	Rule 13a-14(a) Certification of Richard M. Haddock, chief executive officer is filed herewith

31.2	Rule 13a-14(a) Certification of Steven G. Larson, chief financial officer is filed herewith

32.1	Section 1350 Certification of Richard M. Haddock, chief executive officer is filed herewith

32.2	Section 1350 Certification of Steven G. Larson, chief financial officer is filed herewith

* Indicates management contract or compensatory plan or arrangement
** Portions were omitted pursuant to a request for confidential treatment