Form 10-K
period 2008-03-31
LASERCARD CORP
filed 2008-06-06
CIK 30140

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
[Mark One]

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended March 31, 2008

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
Large accelerated filer ☐	Accelerated filer ☒	Non–accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). [  ] Yes  [x] No

Based on the last trade price of our Common Stock on The Nasdaq Stock Market, Inc. on the last business day of the registrant’s most recently completed second fiscal quarter (September 30, 2007), the aggregate market value of the voting stock held by non-affiliates of the registrant is approximately $130,341,000.  Shares of common stock held by officers, directors and other persons who may be “affiliates” of the Registrant have been excluded from this computation.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Indicate the number of outstanding shares of Common Stock, $.01 par value, at June 2, 2008: 11,992,376

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the Registrant's Proxy Statement in connection with its September 19, 2008, Annual Meeting of Shareholders are incorporated by reference into Part III to the extent stated in Part III.
Exhibit Index is on page 85
Total number of pages is 98

PART I

PART I

ITEM 1.  BUSINESS

FORWARD-LOOKING STATEMENTS.  All statements contained in this report that are not historical facts are forward-looking statements.  The forward-looking statements in this report are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  They are not historical facts or guarantees of future performance or events. Rather, they are based on current expectations, estimates, beliefs, assumptions, and goals and objectives and are subject to uncertainties that are difficult to predict.  As a result, our actual results may differ materially from the statements made.  Often such statements can be identified by their use of words such as “may,” “will,” “intends,” “plans,” “believes,” “anticipates,” “visualizes,” “expects,” and “estimates.”  Forward-looking statements made in this report include statements as to our beliefs as to current and potential market segments, customers, and applications for and deployment of our products; the advantages of, potential income from, and duties to be performed under the sale of a second-source card manufacturing license to Prevent Global; our intent to retain the Prevent Global equipment until Prevent Global is ready to receive the equipment; future scheduled payments and contingent royalties under the Prevent Global contract, Prevent Global’s planned production capacity, and that we will sell equipment to Prevent Global and provide Prevent Global with installation support; production quantities, delivery rates and expected delivery schedule, backlog, and revenue recognition for our products for U.S. or foreign government ID card programs, potential annual revenues being $40 million at full implementation from the Italy programs with expected revenues unable to be determined until the prime contractor issues follow-on orders; our expectation that Poligrafico will request us to supply 1,300 encoders via a separate solicitation if Poligrafico moves forward with its workstation RFP; revenue potential of up to $90 million over five years from the Angolan program; our expectation for no future growth from the U.S. Green Card program, with steady state revenue to average $8 million if the option years are elected but with a short-term decrease followed by an increase in orders as the government transitions to a new card design; plans to increase card production capacity for anticipated increases in orders including possibly $7 million in capital equipment and leasehold improvements during the next twelve months; and expecting growth of less than 10% in the specialty card and printer segment and expecting negative gross profit from the drive, system and services market; our intent to update our SFAS No. 123(R), Shared-Based Payments, assumptions at least annually; that the Kingdom of Saudi Arabia country will exercise its option to place orders over a four-year period of up-to another approximately $35 million in cards under the amended contract, with expected orders during fiscal year 2009 to be less than during fiscal year 2008; our intent to find another photographic film supplier should Kodak cease supplying such film and to take advantage of any last-buy opportunity which Kodak may choose to provide; our intent to pursue patent infringers by litigation, arbitration, or negotiation; the need for, expected success of, and potential benefits from our research and development effort, including our attempts to develop other forms of optical recording media for use in optical memory cards and the potential benefits derived therefrom; expectations regarding revenues (overall and by segment and by customer), margins, profit (including likely losses in the future if full implementation of the Italian program is further delayed), and our deferred income tax asset and related valuation allowance; our expectation that fiscal year 2009 SG&A expenses will be about the same as fiscal year 2008 levels and that R&D expenses will increase about 50% in the fiscal year 2009 over the previous fiscal year; that we do not expect any material change in our unrecognized tax benefits over the next twelve months; our expectations that examination of open tax years by the appropriate governmental agencies due to the tax loss carryovers from those years will pose no material change in our tax position; our expectation that our interest income during the fourth quarter will decline due to the lower interest rates resulting from recent cuts in the Federal funds rate by the Federal Reserve Board; our belief that our current five major programs, plus maybe one or two others, will be the sources for a  majority of our revenues in the near term; estimates of optical card production capacity, our ability to expand production capacity, and our plans and expectations regarding the growth and associated capital costs of such capacity; estimates that revenues and advance payments will be sufficient to generate cash from operating activities over the next twelve months and fund our actual capital expenditures despite expected quarterly fluctuations; expectations regarding market growth, product demand, continuation of current programs, our long-term revenue growth objectives, and drive pricing strategy and our projected liquidity in light of the issues surrounding our investments in auction rate securities and our ability to secure more contracts.

These forward-looking statements are based upon our assumptions about and assessment of the future, which may or may not prove true, and involve a number of risks and uncertainties including, but not limited to, whether there is a market for cards for homeland security in the U.S. and abroad, and if so whether such market will utilize optical memory cards as opposed to other technology; customer concentration and reliance on continued U.S. and Italian government business; risks associated with doing business in and with foreign countries; whether we will be successful in assisting Prevent Global with factory startup and training; whether Prevent Global will obtain the financial resources to make the balance of its required payments to us and to operate the facility; whether the facility will efficiently produce high quality optical memory cards in volume and that meet our standards; lengthy sales cycles and changes in and dependence on government policy-making; reliance on value-added resellers and system integrators to generate sales, perform customer system integration, develop application software, integrate optical card systems with other technologies, test products, and work with governments to implement card programs; risks and difficulties associated with development, manufacture, and deployment of optical cards, drives, and systems; our ability or our customers’ ability to initiate and develop new programs utilizing our card products; risks and difficulties associated with development, manufacture, and deployment of optical cards, drives, and systems; potential manufacturing difficulties and complications associated with increasing manufacturing capacity of cards and drives, implementing new manufacturing processes, and outsourcing manufacturing; our ability to produce and sell read/write drives in volume; the unpredictability of customer demand for products and customer issuance and release of corresponding orders; government rights to withhold order releases, reduce the quantities released, and extend shipment dates; the impact of technological advances, general economic trends, and competitive products; the impact of changes in the design of the cards; and the possibility that optical memory cards will not be purchased for the full implementation of card programs in Italy, the Kingdom of Saudi Arabia and India, or for Department of Homeland Security (DHS) programs in the U.S., or will not be selected for other government programs in the U.S. and abroad; whether we will be successful in developing alternative optical recording media; and  the risks set forth in the section entitled “Risks” and elsewhere in this report; and other risks detailed from time to time in our SEC filings.  These forward-looking statements speak only as to the date of this report, and, except as required by law, we undertake no obligation to publicly release updates or revisions to these statements whether as a result of new information, future events, or otherwise.

Trademarks.  LaserCard® is the Company’s registered trademark.  Optical/SmartTM card, OpticalProximityTM card, ConciergeCardTM, OptiChipTM, LaserPassTM, Embedded HologramHDTM, Optical IDLockTM, and LaserBadgeTM are our trademarks.  We may also refer to trademarks of other corporations and organizations in this document.

GENERAL DEVELOPMENT OF BUSINESS

LaserCard Corporation is a leading provider of secure ID solutions to governments and commercial clients around the world, and also manufactures a wide range of advanced, secure identity documents. These ID documents include the LaserCard® optical memory card and hybrid cards combining optical memory with contact, contactless and RFID chip technology. The Company’s cards and systems are widely used in countries around the world, including the United States, Canada, Italy, India and the Kingdom of Saudi Arabia, for demanding applications including border security, government service provision and facility access. LaserCard’s wholly-owned German subsidiary, Challenge Card Design Plastikkarten GmbH ("CCD"), with offices in Rastede and Ratingen, Germany, manufactures and offers a wide range of high quality specialty cards, plus card personalization and ID management solutions under the CCD and Cards & More brands.

CCD, which was acquired on March 31, 2004, provides advanced-technology specialty card manufacturing capabilities to serve the European, Middle Eastern, African, and Asian markets.  While operating results of CCD since the acquisition are consolidated into the financial statements since fiscal year 2005, the historic operating results have not been included in the financial statements for fiscal year 2004.

LaserCard Corporation (formerly known as Drexler Technology Corporation, until October 1, 2004) was incorporated under the laws of the State of California on July 23, 1968, and was reincorporated as a Delaware corporation on June 24, 1987.  LaserCard Corporation, a Delaware corporation, is primarily a holding company that conducts all its business operations through its two wholly-owned subsidiaries, CCD and LaserCard Corporation, a California corporation.  Our mailing address and executive offices are located at 1875 North Shoreline Boulevard, Mountain View, California 94043, and the telephone number is (650) 969-4428.  Throughout this report, the “Company,” “we,” and “us” refer to LaserCard Corporation and subsidiaries, unless otherwise indicated.

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

Major programs include:
●	United States Permanent Resident Card (“Green Card”)
●	Canada “Maple Leaf” Permanent Resident Card
●	Italian citizen ID card
●	Italian foreign resident card
●	Kingdom of Saudi Arabia national ID card
●	Vehicle registration in a few states in India
●	A developing program in Angola for national ID cards

From time to time we have licensed third parties to our technology and know-how in optical memory card manufacturing and read/write card drive assembly.  As more fully described under "Revenue Recognition," of Note 2 of the Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data,” section, we have granted Prevent Global družba za upravljanje, investicije in razvoj d.d (Prevent) of Slovenia a 20-year license for card manufacturing.  The license began April 3, 2004 and has certain exclusivities and restrictions.  Also included are equipment purchase, training and support agreements.  In March 2008, Ritel S.p.A. (Ritel) became our exclusive licensee to manufacture in Italy and distribute world-wide our optical memory drives.  Ritel, an Italian telecommunications and technology contract manufacturer, brings significant manufacturing know-how, new production processes, and new product development which could lead to lower cost drives.  At least initially, we expect to supply parts sets to Ritel to manufacture the encoders with delivery of the first 400 units expected for September 2008.

For a discussion of the risk factors related to the business operations, see the “Forward-Looking Statements” narrative at the beginning of this report, the “Risk Factors” at the end of this section, and the “Management’s Discussion and Analysis of Results of Operations and Financial Condition” contained in Item 7.

FINANCIAL INFORMATION ABOUT SEGMENTS

Our three reportable segments are: (1) Optical Memory Cards, (2) Drives, Systems and Services (which we formerly called the “Optical Memory Card Drives” segment), including read/write drives, maintenance, systems and enabling services, and (3) Specialty Cards and Printers.  The segments were determined based on the information used by the chief operating decision maker.  The optical memory cards and drives, systems and services reportable segments are not strategic business units which offer unrelated products and services; rather, these reportable segments utilize compatible technology and are marketed jointly.  Specialty Cards and Printers is a strategic business unit offering at times unrelated products and at times related products with the other reportable segments.  See “Segment Reporting” in Note 4 of the Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data,” for additional industry segment information.

NARRATIVE DESCRIPTION OF BUSINESS

LaserCard Corporation is a leading provider of secure ID solutions to governments and commercial clients around the world, and also manufactures a wide range of advanced, secure identity documents. These ID documents include the LaserCard® optical memory card and hybrid cards combining optical memory with contact, contactless and RFID chip technology. The Company’s cards and systems are widely used in countries around the world, including the United States, Canada, Italy, India and the Kingdom of Saudi Arabia, for demanding applications including border security, government service provision and facility access. LaserCard’s wholly-owned German subsidiary, Challenge Card Design Plastikkarten GmbH ("CCD"), with offices in Rastede and Ratingen, Germany, manufactures and offers a wide range of high quality specialty cards, plus card personalization and ID management solutions under the CCD and Cards & More brands.

LaserCard®; A Secure Counterfeit-resistant Credential

Our LaserCard® optical memory card (OMC) is a secure, counterfeit-resistant credential which is currently used by national governments primarily in secure identification applications.

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

Another security benefit of optical memory is its ability to be permanently marked with visible, high-resolution micro images and security patterns in the optical media itself at resolutions up to 12,000 dots per inch. These features, which cannot be accurately simulated by counterfeiters, are used by inspectors and forensic specialists for both unaided and aided visual card authentication.

We also can create a “laser-etched,” eye visible image in the media, irreversibly marking the digital recording media with the visible identity of the card holder — a unique security feature among all machine readable card technologies.  This method of permanently “etching” a facial image in the media is used to verify the authenticity of other printed or laser engraved facial images on the card’s surfaces enabling a method to determine tampering of these images.  We have recently released Personalized Embedded HologramHD™ that features a larger, high-definition photographic quality image, so the feature itself can be used for ID verification, while still serving the verification function. The feature is essentially impossible to copy or reproduce and cannot be altered thus providing a very high level of counterfeit resistance.

Personalized Embedded HologramHD is a component of LaserCard’s unique document security package, known as Optical IDLock™, a highly sophisticated layering and blending of overt, covert and forensic security and identity management features. These features collectively make each card uniquely counterfeit resistant, tamper evident and permanently locked to the identity of the cardholder. No other technology can deliver this level of security tied to the individual cardholder’s identity.

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

We believe that the newly-introduced LaserPass™ is the most secure and flexible electronic ID solution available today. Combining the convenience and facilitation capabilities of Radio Frequency Identification (RFID) or contactless chip technology with the security and certain, automatic authentication of optical memory, the system can support a complete range of inspection and ID verification scenarios which can be set depending on perceived threat levels. For example, the combination of the technologies provides the following advantages:

●	RFID provides convenient access through a control point after cardholder ID verification (one-to-one) with data stored on the optical memory
●	RFID can be used in high traffic environments as a “read ahead” data base pointer allowing data to be retrieved and queued awaiting inspection

●	Optical memory provides instant automatic card authentication, very rapid one-to-one biometric ID verification, and display of digital facial image and other ID data directly from the optical memory
●	Optical memory provides an attending inspector with unparalleled surety in visually verifying card, cardholder and displayed data
●	All RFID data can be backed up on the optical media
●	Optical memory can be used offline when the network is down or slow
●	Optical memory can be used when the chip may have been compromised or there is suspicion about the cardholder’s match to the database image or tampering with the card’s printed personal data
●	Optical memory acts as forensic evidence in criminal prosecutions for tampering or counterfeiting of either the chip’s data or card personalized data

LaserCard Government Applications

The predominant present application is secure identity in government programs, covering both immigration and border entry along with citizenship.  The counterfeit-resistant cards are typically replaced every five or ten years.  The following are examples of these government applications:

●	The U.S. Permanent Resident Card (“Green Card”), issued by the Department of Homeland Security, evidences that a non-US citizen is approved to reside and be employed in the United States.

●	The Canadian “Maple Leaf” Permanent Resident Card, issued by the Government of Canada, confirms Canadian permanent resident status.

●
The electronic citizen ID card of Italy, identifies the holder as a citizen and confers upon the holder the rights and privileges to which a citizen is entitled.  The card can also be used as an accepted document for crossing borders at over 32 different countries.

●	The Italian electronic non-citizen resident permit card for non-EU citizens confirms the cardholder’s approval to reside in Italy.

●	In a program for the Kingdom of Saudi Arabia, the LaserCard® is being issued as a national identification card.

●
The Laser Visa Border Crossing Card, issued by the United States Department of State, permits Mexican citizens to make an unlimited number of visits to the United States close to the U.S. border for up to 30 days.

●
A motor vehicle registration program in the States of Delhi, Maharashtra and Gujarat, India, in which the Optical/Smart™ LaserCard® is used for storing the payment of road tax, vehicle registration, insurance, violations, vehicle fitness, and owner/operator information.

●	A developing program in Angola for national ID cards identifies the holder as a citizen.

Data Storage Capacity

The gross data storage capacity of the standard LaserCard® is 4.1 megabytes on a 35mm optical stripe, 2.56 megabytes on a 24mm stripe and 1.5 megabytes on a 16mm stripe.  The LaserCard® itself is the size of a conventional credit card.  A portion of the LaserCard®’s total data capacity is used for an error detection and correction, or EDAC, algorithm. EDAC is routinely used in various data storage and transfer methods to compensate for data errors resulting from transmission errors, surface scratches above the recording material, or contamination such as dust or fingerprints.  EDAC is automatically added to data written onto the LaserCard®, to achieve written data error rates of less than one in a trillion.  The resulting data storage capacities are 2.86 megabytes of “user” capacity for the standard 4.1 megabyte LaserCard®, 1.78 megabytes of "user" capacity for the standard 2.56 megabyte optical stripe, and 1.1 megabytes of “user” capacity for the 1.5 megabyte optical stripe.

Durability

Since 1993 the U.S. Defense Logistics Agency has used LaserCard® optical memory cards as a paperless freight manifest when shipping goods all over the world, often in the most hazardous environments.  Environmental testing done by the U.S. Army confirmed the optical memory card’s high durability, which also has been validated by the worldwide Army deployments where the card has demonstrated its ability to withstand some of the harshest conditions and still work reliably in this mission-critical application.

International Standards for Optical Memory Cards

Standardization of optical memory cards allows interchange of the digital information encoded on the cards and facilitates compatibility among optical memory card systems.  We participate in optical card standards activities in the United States and internationally. Shown below is the current status of optical memory card standards under ISO/IEC (the International Organization for Standardization/International Electrotechnical Committee).  The LaserCard® optical memory card system, complies with all of the standards listed.

●	ISO/IEC 11693 describes the general characteristics of optical memory cards. This international standard was first published in 1994.

●	ISO/IEC 11694-1 describes the physical characteristics of the card, such as height, width, thickness, etc. This international standard was first published in 1994.

●	ISO/IEC 11694-2 describes the dimensions and location of the accessible area—the area on the card where data writing/reading occurs. This international standard was first published in 1995.

●	ISO/IEC 11694-3 describes the optical properties and characteristics of the card and provides the technical specifications which allow interchange. This international standard was published in 1995.

●	ISO/IEC 11694-4 describes the logical data structure on the card and defines the method of writing and reading card data. This international standard was published in 1996.

●	ISO/IEC 11694-5 describes a data format for information interchange (to permit interoperability). This international standard was first published in 2006.

●	ISO/IEC 11694-6 describes the method for the use of biometrics on an optical memory card. This international standard was first published in 2006.

In the United States, ANSI (the American National Standards Institute) has adopted all of the above ISO Standards as ANSI/ISO Standards.

Other standards defining the use of optical memory cards in certain application areas, such as driver’s license and interoperable ID documents, also exist.

LaserCard® Manufacturing

We have LaserCard® optical memory card manufacturing operations located in Mountain View, California, and a subset of these capabilities in Rastede, Germany.  We produce optical memory cards using either a roll-lamination process or a newer sheet-lamination process.  The sheet-lamination process allows the use of high security offset printing and other special features, resulting in a premium card.  We have an annual production capacity of 10 million roll-process cards in conjunction with approximately 9 million sheet-process cards depending upon the mix of features.  Additional manufacturing equipment currently on order for delivery in September 2008 will increase our capacity for sheet-process cards to 16 million per year.

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

Most of the raw materials used in the manufacture of optical memory cards are available from one or more qualified suppliers.  Such materials include plastic films used in optical memory card production, which are available from one supplier in the U.S. and from multiple foreign suppliers.  Processing chemicals, inks, and bonding adhesives are obtained from various U.S. and foreign suppliers.  However, certain photographic films are commercially available solely from Eastman Kodak Company (Kodak) of the United States.  No assurance can be given that Kodak will continue to supply such photographic films on a satisfactory basis and in sufficient quantities to meet our requirements.  If Kodak were to discontinue manufacturing the film from which our optical media is made, we would endeavor to establish an alternate supplier for such film, although the purchase price could increase and reliability and quality could decrease from a new supplier. No assurance can be given that there will be adequate demand to attract a second source. In addition, an alternate supplier could encounter technical issues in producing the film as there may be know-how and manufacturing expertise which Kodak has developed over the years which an alternate supplier may have difficulty to replicate.  We currently have on hand and on order enough of film inventory to produce cards for orders projected over the next nine to fifteen months. If Kodak announced that it would no longer offer film, we would request that Kodak provide us with a last-buy opportunity which we would plan to take maximum advantage of, although no assurance can be given that Kodak would provide us with such an opportunity. We have film on hand plus on order that we believe would provide us with an adequate supply to meet anticipated demand until we could locate and begin volume purchases from a second source.  In addition, we are researching other materials for use as optical memory card media.

LaserCard Read/Write Drives; Manufacturing and Parts/Components

Optical memory cards are used in conjunction with a card read/write device (drive) that connects to a personal computer.  The price, performance, and availability of read/write drives are factors in the commercialization of optical cards.  We maintain read/write drive manufacturing operations in our Mountain View, California facility and have licensed Ritel of Italy for drive manufacturing.  We continuously seek design and procurement changes to improve performance and reduce the drive selling price although much higher volumes would be required to significantly reduce the price further.

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

API and application software sales have not been a significant portion of revenues thus far.  To date, our software development unless part of a contract has been completed concurrent with the establishment of technological feasibility has been charged to research and development expense in the accompanying consolidated statements of operations.

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

Other Advanced-Technology Cards

CCD was acquired by us on March 31, 2004 and is a recognized leader in Europe as a provider of advanced contactless card solutions, primarily in the consumer, special event, and access control sectors including gate systems for sporting events and student ID cards for German universities.  CCD has the production capacity to manufacture up to 20 million advanced-technology specialty cards per year—including contactless RFID cards, and magnetic stripe cards—and markets cards, card printers, and system solutions worldwide under the Cards & More brand.  The CCD card manufacturing plant in Rastede, Germany provides significant advanced-technology specialty card capacity and product flexibility to our product line.  With expertise in contactless IC technology and high resolution security printing, the European factory positions us to move into new market areas.

We recently introduced a new secure, laser engravable passport data page product, which features a unique hinge system designed to maximize durability when the polycarbonate page is incorporated into a traditional passport book.  The data page can include a range of security features and an ICAO-compliant e-passport chip.  The passport issuer personalizes the data page by laser engraving the passport holder’s facial image, demographics, and ICAO-compliant machine readable data onto the data page.  We offer the data page both with and without the ICAO standard e-passport chip through partners to several countries in the process of upgrading their passports.

We also offer turnkey non-optical card manufacturing facilities which include the supply and installation of state-of-the-art card production equipment, transfer of manufacturing know-how, training, and production support.

Sales and Marketing

We market our OMC products around the world, primarily through an indirect distribution channel comprised of Authorized Value-Added Resellers (VARs) and System Integrators (SIs).  We offer for sale through the channel optical memory cards, optical card read/write drives and software, plus third-party peripherals, application-specific software, and increasingly, enabling services to assist in successful project implementation.  These enabling services include custom software development, installation, training and support and ID Management System modules such as integrated personalization solutions, and data capture modules.

VARs and SIs typically add value in the form of application software development and system integration.  Sales to national governments, our largest market by volume and value, are almost exclusively indirect, through VARs and SIs.  For example, products are sold indirectly to the government of Italy by our Rome-based VAR, Laser Memory Card S.p.A.

Revenues by geographic region are shown in Note 4 of the “Notes to Consolidated Financial Statements” in Item 8, “Financial Statements and Supplementary Data.”  Virtually all foreign product and system sales have been made through VARs and SIs.  We believe that international markets will be an important source of product sales and license revenue growth into the future.

Our LaserCard® optical memory cards sales and activities are conducted through our offices in Mountain View, California, New York, the Washington, D.C. area, and Ratingen, Germany.  In addition, our website (www.lasercard.com) supports worldwide marketing activities.  Our marketing and sales staff, general management, and technical personnel work closely with customers and provide pre-sales technical support to assist VARs and SIs.

European Operations.  Our German subsidiary, CCD, provides the marketing base for most of Europe, Middle East, and Africa (EMEA) and Asia and gives us an established footing in the European Union in the advanced-technology card market.  CCD is a recognized leader in Europe as a provider of advanced contactless card solutions, primarily in the consumer, special event, and access control sectors.  CCD also heads our EMEA optical memory card and systems sales effort.  We believe that the European marketing base will accelerate EMEA acceptance of optical memory products in government and commercial solutions.

CCD serves and supports its existing customer base for advanced-technology specialty cards and card printers, while adding dedicated resources to build the optical memory card business throughout the EMEA and Asia regions.  We intend to focus principally on biometric ID solutions for national and regional governments in these areas of the world, as well as promoting optical cards in commercial and industrial markets which can benefit from the large data capacity and robust security that optical cards offer.

Marketing Objectives:  Our principal objectives are to:

●	Maintain, leverage and expand the existing optical memory card user community of national and regional governments worldwide
●
Increase revenues by selling enabling services, such as consulting, custom software development, and the development of integrated secure ID solutions, which can include data capture, personalization, and quality assurance modules

●
Increase market share for specialized cards and associated ID management solutions, such as major event badging and access control, and university student ID, and expand sales of these products and services into the Americas

Licensing

The Company sold Prevent roll process optical card manufacturing equipment, granted Prevent an intellectual property rights license, and agreed to provide support to Prevent in its effort to establish an optical memory card manufacturing facility in Slovenia, as described under Note 2, of the Notes to Consolidated Financial Statements ” in Item 8, “Financial Statements and Supplementary Data.”

In March 2008, Ritel became our non-exclusive licensee to manufacture in Italy and distribute world-wide our optical memory drives.  Ritel, an Italian telecommunications and technology contract manufacturer, brings significant manufacturing know-how, new production processes, and new product development which could lead to lower cost drives.  At least initially, we expect to supply parts sets to Ritel to manufacture the encoders with delivery of the first 400 units expected for September 2008.

Also from time to time, we have offered other nonexclusive, royalty bearing licenses for optical card read/write drive manufacture, for assembly of read/write drives from kits, for optical card finishing using Company-supplied materials, and for card manufacturing.  In the past, we also offered card distribution licenses to create distributors in select regions of the world that can buy cards wholesale from us at prices lower than those charged to VARs and other customers. During the past five years, there have been no material purchases of optical memory cards by these licensees.  We conduct our licensing effort on a selective basis.  The timing, number, type, and magnitude of future license sales, if any, cannot be predicted or inferred from past events.  There is no assurance that any of our licensing effort will be successful.

There were no license revenues earned during fiscal years 2008, 2007, and 2006.  At March 31, 2008 there were $23.8 million in advance payments and $2.9 million in deferred revenue for the Prevent contract shown on our consolidated balance sheet as long term liabilities as further described in Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operation—License Fees and Other Revenues.

Competition

Our primary competition comes from other card technologies, principally IC Chips (used in "smart cards") and RFID/contactless chips.  Other, less significant competitors include 2-dimensional bar codes, optical CD or DVD Read Only and Recordable and emerging holographic data storage.

The financial and marketing resources of some of our competitors are greater than ours.  We believe that the LaserCard optical memory card's unsurpassed security, counterfeit and tamper resistance, storage capacity, rugged card construction, optional technology co-existence, ability to store audit trails, and over all price-performance ratio make the LaserCard® optical memory card a technology of choice for a variety of digital card applications, especially where security is paramount.

In addition, centralized on-line databases combined with wide-area networks may limit the penetration of optical memory cards in certain applications, and is a form of competition.

Smart Cards.  The LaserCard® optical memory card competes primarily with cards that contain an IC microprocessor and memory.  Known as "smart cards," or "chip cards," their prices and performance vary widely.  The smart card uses a much lower cost read/write unit than is currently used with an optical card, although in contrast to an optical card reader, smart card readers typically have no intelligence and innate ability to recognize an authentic card.  A typical smart card containing a 32-kilobyte IC Chip and a microprocessor is generally lower in cost than a 2.8 megabyte optical memory card, although adding operating systems, security certificates and applications to the smart card increases the cost very significantly.  The IC card is more vulnerable to tampering and can be more easily damaged in everyday use, whereas the card construction and the use of polycarbonate plastic make the LaserCard® more rugged.  Smart cards have less storage capacity than optical memory cards and are a more volatile storage media.  They are mainly used in widespread banking and financial applications in markets outside North America as a more secure alternative to magnetic stripe cards.  Companies that manufacture IC Chip cards of various types and storage capacities include Gemalto, Giesecke & Devrient GmbH, Sharp, Sagem Orga, and Oberthur Card Systems, many of which are substantially larger and have more resources than we do.

Contactless Chips.  Sometimes referred to as “RFID”, this technology has a predominant background in transit fare token applications and facility access. It has recently attracted a lot of attention for border facilitation and has been seen as competition to optical memory card in these markets.

Contactless chips exhibit the same characteristics as the contact chips used on smart cards – limited memory, volatile storage, a relative lack of durability, and very low-cost associated read/write equipment albeit somewhat higher than the read/write equipment for contact chips.  However, the technology has proven itself effective in certain markets, such as access control. One limitation of the typical contactless access control card is that there is no control on who is carrying the card. Thus, the system will grant access to anyone who finds or steals a genuine card.

We believe that there are often no absolutes in comparing one card technology with another.  Rather, each technology will either stand on its own merits when viewed against specific application requirements or a hybrid combination of technologies may deliver the “best of all worlds” solution.  Currently, only we offer hybrid cards combining the optical memory technology of the LaserCard® with an embedded IC Chip (Optical/Smart™) or RFID chip (LaserPassTM).

Other Card Products.  Read-only memory cards such as 2-dimensional bar code cards are lower priced and compete with our read/write optical memory cards for certain markets, such as identification cards.  However, our cards have significantly higher storage capacity and offer unique security features to deter counterfeiting and data tampering.  Two-dimensional bar codes on cards store relatively small amounts of static data compared to the LaserCard® and are not updatable.  Moreover, alternative technologies—such as IC Chips, radio frequency (RF) circuitry, and bar codes—can be incorporated into our optical memory cards, thereby adding additional performance features to the LaserCard®.  Experimental card technologies probably are under development at other companies.

Other Optical Memory Cards and Equipment.  We previously licensed our card patents to two Japanese companies, Canon Inc. and Dai Nippon Printing Co., Ltd., which are not manufacturing or selling such cards at this time.  In addition, as described in the “Licensing” section, Prevent holds a card-manufacturing license in Slovenia.  Under these royalty-bearing licenses, the licensees have the right to manufacture and sell optical memory cards in competition with the LaserCard®.  Prevent is not yet capable of manufacturing optical cards, but has informed us that their goal is to become operational in about one year.  Prevent could become a competitor in certain European countries.  However, exclusivity provisions of the license preclude competition in certain markets.  For example, we are prohibited from competing in an Eastern European country, and Prevent is not authorized to market outside of European countries.  Ritel of Italy is also licensed to manufacture our optical memory drives and to distribute them world-wide.

Recordable CD and DVD optical media are currently made in card shaped form factors that function with standard CD and DVD players.  These cards have high-data capacity, storing hundreds of megabytes of data, and have high data transfer rates.  The typical purchase price is less than $1.00 each for a blank card.  The cards are typically 1.2-millimeter thick and therefore they do not meet the ISO Standards for either credit cards or ID-1 identification cards and do not exhibit the durability required of an ID card carried in the wallet.  These cards typically serve other markets such as advertising and promotional applications.

Other Matters

Research and Development

Our research and development expenses were $2.9 million for fiscal year 2008; $3.1 million for fiscal year 2007; and $2.3 million for fiscal year 2006. We are continuing our effort to enhance our optical memory card business, including to develop new optical memory card features such as hybrid cards with contactless chips with radio frequency (RF) capability, to augment our optical memory card media, to reduce the cost and improve the performance of our optical memory card read/write drives and read-only drives (readers), and to develop new OpticalProximityTM systems, card personalization systems, and software products in an effort to strengthen our existing products and provide new products that can stimulate optical memory card sales growth.  For example, we have developed an Optical/RFID card to compete in the emerging RFID marketplace.  We anticipate that these ongoing research and development effort will result in new or enhanced card capabilities, production-model read-only drives, or drives with advanced security features and lower manufacturing costs; however, there is no assurance that such product development effort will be successful.  These factors are important for our existing and future optical memory card markets.  Also see Item 7, "Management's Discussion and Analysis.”

Patents and Trademarks

Optical Data Storage.  As of March 31, 2008, we owned approximately 21 U.S. patents relating to optical data storage (including optical storage media, optical cards, formats, equipment, systems, software, the utilization of optical storage media, and e-commerce technology), and other U.S. and foreign patent applications have been filed.  Approximately 30 counterpart patents of certain U.S. patents are issued in various foreign countries.  However, we own certain U.S. patents as to which foreign counterparts have either not been filed or the examination process has been terminated without issuance of the foreign patents.  From time to time, we elect to allow some of our U.S. or foreign patents to expire when maintenance fees become due if the patents are deemed no longer relevant.  In addition, we protect as trade secrets some refinements to the optical media and cards and know-how related to card production.  Also, our know-how and experience in volume card production; system development and software capabilities; brand-name recognition within our card markets; and dominant-supplier status for optical-memory cards are of far greater importance than our patents.  Therefore, at this time, we believe that our patent portfolio is helpful but is no longer materially meaningful for maintaining the LaserCard®’s market position.

Our U.S. patents have expiration dates ranging from the period 2008 to 2023, with the majority expiring during the first part of this period.  Counterpart patents in foreign countries also expire during this period, usually about two to three years after the U.S. patent expires.

We cannot predict whether the expiration or invalidation of our patents would result in the introduction of competitive products which would adversely affect our future revenues.  We presently intend to pursue any infringement of our patents either by litigation, arbitration or negotiation.  However, there can be no assurance that any of our patents will be sufficiently broad in scope to afford protection from products with comparable characteristics that may be sold by competitors in the future.  There also can be no assurance that the validity of any patents actually granted will not be challenged.

LaserCard® is a federally registered trademark of LaserCard Corporation.  We believe that our LaserCard® brand name, trade name, and other trademarks are important assets in marketing optical memory card products.

Employees

As of March 31, 2008, we employed 227 full-time, part-time, and agency personnel (including four executive officers).  Our 140-person U.S. workforce consisted of 118 personnel in administration, marketing/sales, manufacturing, and research and development, plus 22 temporary personnel mainly engaged in manufacturing and the inspection of cards for quality assurance.  The German subsidiary employed 87 full and part-time personnel as of March 31, 2008.  None of our employees is represented by a labor union.

Dependence on Government Subcontracts through Sole Contractors

The largest purchaser of LaserCard products is a government prime contractor, General Dynamics Information Technology (GDIT), previously Anteon International Corporation. GDIT is the government contractor for our LaserCard® product sales to the U.S. Department of Homeland Security (DHS), U.S. Department of State (DOS), U.S. Department of Defense (DOD), and the government of Canada.  Under government contracts with GDIT, the DHS purchases U.S. Permanent Resident Cards (Green Cards) and DOS Laser Visa Border Crossing Cards (BCCs); the DOD purchases Automated Manifest System cards; and the Canadian government purchases Permanent Resident Cards.  Encompassing all of these programs, our product sales to GDIT represented 29% of total revenues for fiscal year 2008; 28% of total revenues for fiscal year 2007; and 31% of total revenues for fiscal year 2006.  The slight increase in fiscal 2008 as compared with fiscal 2007 was due to higher than average shipments of Canadian Permanent Resident Cards in fiscal 2008.  The proportion of revenues represented by GDIT decreased in fiscal year 2007 as compared to fiscal year 2006, and is anticipated to decrease in the future as we generate increased revenues from other sources.  Since the ultimate customers are national governments, we are not dependent upon any one specific contractor for continued revenues from these programs. Although not anticipated, if GDIT were to discontinue its participation as contractor, other qualified contractors could be utilized by those governments for purchasing our products, although the process of doing so could cause program delays.

Sales of DHS Green Cards and DOS Laser Visa BCCs represented approximately 20% of our revenue for fiscal year 2008; 23% of revenues for fiscal year 2007; and 24% of revenues for fiscal year 2006.  We are currently delivering on orders placed under an up-to-five-year U.S. government subcontract received in March 2007 of which the first year was exercised.  Backlog at March 31, 2008 for these programs, which is deliverable through June 2008, totaled $1.6 million.

Our revenues derived from sales to the government of Italy for its citizen ID card program, Carta d’Identità Elettronica (CIE), accounted for 1% of revenues for fiscal year 2008 and 2007 and 18% of revenues for fiscal year 2006.  Revenues on the Italian foreign resident card program, Permesso di Soggiorno Elettronico cards and Italian Carta di Soggiorno Elettronica cards, (referred to on a combined basis as PSE/CSE) accounted for 7% of Company revenues in fiscal year 2007.  There was no revenue recognized during fiscal year 2008 for this program.  Card orders under these programs are placed with us through our value-added reseller, Laser Memory Card S.p.A.  The Italian government successfully concluded the experimental phase of the CIE citizen ID program using LaserCard® optical memory cards and enacted a law to replace paper ID documents with electronic documents starting January 2006.  The program then stalled and has yet to be fully implemented, although the Italian government did set the price citizens pay for cards earlier in calendar year 2007.  If the CIE and PSE systems function as designed, card orders could ramp toward their full implementation level which could potentially result in annual revenues of $40 million for these programs.  We received and shipped a small order for foreign language versions of the CIE card during fiscal year 2008.  Since fiscal year 2005, we have supplied approximately $15.4 million worth of optical memory cards and more than 450 encoders for these programs.

On January 4, 2008, a Request for Proposal (RFP) was issued by Italy's state printer, Istituto Poligrafico e Zecca dello Stato S.p.A. (Poligrafico), inviting interested parties to submit their qualifications to bid on an anticipated follow-on RFP for up to 60 million euros (approximately $88 million) in key components and installation and support services for the national infrastructure required to roll out the CIE card program.  The RFP specifies a requirement for more than 9,000 enrollment workstations to be installed and supported nationwide in regional and city-based service centers. The workstations will be employed in gathering personal information of citizens prior to issuance of their CIE ID cards.  The RFP also specifies installation and support services for about 1,300 secure optical memory card encoders.  While we do not provide these workstations and services, this is a key step for building the infrastructure needed to move the program to full implementation.  We believe that Poligrafico will request us to supply the 1,300 encoders or part sets to Ritel via a separate purchase order.  We believe these are positive signs for the growth of the CIE program.

Backlog

As of March 31, 2008, the backlog for LaserCard® optical memory cards totaled $2.5 million scheduled for delivery through June 2008, compared with $5.7 million at March 31, 2007, and $8.3 million at March 31, 2006.  We have only a few customers who generally place orders for a several-month period so that variations in order placement from a single customer can materially affect backlog.  As a result, the relative size of our backlog has not been a reliable indicator of our future sales revenue trends.

The backlog as of March 31, 2008 for specialty cards and printers totaled 1.1 million euros (approximately $1.8 million) compared with 0.6 million euros (approximately $0.8 million) at March 31, 2007 and 0.8 million euros (approximately $1.0 million) at March 31, 2006.

In addition, we have a contract to deliver a turnkey non-optical card manufacturing facility in the Kingdom of Saudi Arabia valued at 5.9 million euros (approximately $9.3 million) and a contract to develop a conventional non-optical card production facility elsewhere valued at 0.5 million euros (approximately $0.8 million) at March 31, 2008 compared with 0.7 million euros (approximately $0.9 million) at March 31, 2007 and 0.7 million euros (approximately $0.8 million) at March 31, 2006.  Revenue on the contract for a conventional non-optical card production facility contract is being recorded on a zero profit margin basis while the revenue recognition for the manufacturing facility has been deferred.  Therefore, the total profit under this contract will be recorded upon completion which is expected during fiscal year 2009.

We also have received payment of approximately $27.0 million from our Prevent contract for license fees and equipment for which revenue recognition has been deferred.

At March 31, 2008, our backlog in the drives, systems, and services was $1.1 million due largely to the Costa Rica contract for an ID Management System for that country’s Foreign Resident program.  We had no significant backlog for drives, systems, and services at March 31, 2007, and 2006.

Financial Information About Geographic Areas

Financial information about geographic areas is described in Note 4 of the “Notes to the Consolidated Financial Statements” in Item 8, “Financial Statements and Supplementary Data.”

ITEM 1A. RISK FACTORS

OUR CURRENT AND FUTURE EXPECTED REVENUES ARE DERIVED FROM A SMALL NUMBER OF ULTIMATE CUSTOMERS SO THAT THE LOSS OF OR REDUCTIONS IN PURCHASES BY ANY ONE ULTIMATE CUSTOMER COULD MATERIALLY REDUCE OUR REVENUES AND LEAD TO LOSSES.  During the fiscal year 2008 and each of the previous three fiscal years, we derived on average 59% of our revenues from six programs ― two U.S. government programs and four foreign government programs.  Due to the lengthy sales cycles, we believe that these programs, with perhaps the addition of a few other foreign programs, will be the basis for a majority of our revenues in the near-term.  The loss of or reductions in purchases by any one customer due to program cutbacks, competition, or other reasons could materially reduce our revenue base. Annual or quarterly losses have occurred when there are material reductions, gaps or delays in card orders from our largest U.S. or foreign government programs or if such programs were to be reduced in scope, delayed, canceled, or not extended and not replaced by other card orders or other sources of income.

WE INCURRED NET LOSSES DURING ALL BUT THREE OF THE PREVIOUS NINETEEN QUARTERS AND MAY NOT BE ABLE TO GENERATE SUFFICIENT REVENUE IN THE FUTURE TO REGAIN PROFITABILITY. Although we generated $3.3 million of profit during the three quarters from October 1, 2005 through June 30, 2006, we incurred a loss for our last seven quarters and we had incurred losses as well for the ten quarters preceding the quarter ended October 1, 2005.  We incurred a loss for fiscal year 2008 aggregating $7.2 million and a loss of $12.4 million for fiscal year 2007, generated a profit of $0.8 million in fiscal year 2006, and had an accumulated deficit of $46 million at March 31, 2008.  There can be no assurance that we will generate enough revenues in the near term to achieve profitability.  We are relying principally upon our optical memory card technology to generate future product revenues, earnings, and cash flows.  If alternative technologies emerge or if we are otherwise unable to compete, we may not be able to achieve or sustain profitability on a quarterly or annual basis.  Annual or quarterly losses would also continue if increases in product revenues or license revenues do not keep pace with increased expenses.

OUR PROGRAM IN ITALY, WHICH WE BELIEVE WILL BE ONE OF OUR LARGEST CUSTOMERS ONCE FULLY IMPLEMENTED, MAY BE FURTHER DELAYED OR CANCELLED FOR REASONS OUTSIDE OUR CONTROL WHICH WOULD CAUSE US TO HAVE LESS REVENUE THAN PLANNED AND WOULD LIKELY LEAD US TO CONTINUED OPERATING LOSSES IF OTHER EXPECTED BUSINESS DOES NOT MATERIALIZE.  We believe that the Italian government will be our largest customer when the CIE program is fully implemented.  We expect that CIE, and PSE/CSE card programs may comprise a significant portion of future revenues.  Sales of cards and drives for the Italian government’s CIE, and PSE/CSE card programs have been a small portion of our total revenue for the past two years.  However, during fiscal year 2007, we increased card manufacturing capacity to meet anticipated demand and we have expected a large order since the first quarter of fiscal year 2007.  This order has not yet been placed and there can be no assurance that the order will be placed in the near-term or that demand will increase or be sustained as we anticipate.  We would most likely continue to incur losses if full implementation does not occur or if orders are further delayed, or if the program is not implemented at the level foreseen or if the government was to change its technology decision and no longer use optical memory cards and other new programs do not materialize as expected.  While selected Italian cities have issued cards and tested the distributed card issuing process and the Italian government has recently solicited interested parties to provide their qualifications for expansion of the data collection and issuance infrastructure, full implementation is dependent upon regionalized and further decentralized card issuance infrastructure developments being successfully undertaken and the national ID card system functioning as designed, of which there can be no assurance. Overcoming some of these issues may be difficult and complex and involve third parties, which could be time consuming and expensive and lead to further delays for implementation.  Ritel S.p.A, our new drive manufacturing licensee in Italy may not devote substantial resources to the program and as a result may not lead to further innovation and development of lower cost drives.  In addition, our expectation that Italy’s state printer, Istituto Poligrafico e Zecca dello Stato S.p.A. (Poligrafico) will order about 1,300 secure optical memory card encoders may not materialize. Also Poligrafico may not proceed timely with the planned expansion of infrastructure for data collection, card issuance, and maintenance services.  In this case, our estimate of $40 million in annual revenue at full implementation would be further delayed and be at risk.

THE U.S. GOVERNMENT, ONE OF OUR TWO LARGEST ULTIMATE CUSTOMERS, HAS THE RIGHT TO DELAY ITS ORDERS OR COULD CHANGE ITS TECHNOLOGY DECISIONS, WHICH WOULD RESULT IN ORDER DELAYS AND POSSIBLY IN OPERATING LOSSES. Our fiscal year 2008 revenues includes sales of approximately $7.4 million of Green Cards and Laser Visa BCCs, and comprised 20% of our total revenue.  We expect the Green Card revenue to continue at approximately $8 million annually if the U.S. government continues to use our cards in this program, continues to personalize cards at that rate and continues to maintain an inventory level equal to six-months of usage.  On April 2, 2007, we announced a subcontract with General Dynamics Information Technology (GDIT) for the manufacture and supply of Green Cards and Laser Visas.  The subcontract is for an initial 12-month period with four optional one-year extensions of which the first year was exercised. Under U.S. government procurement regulations, even with a contract in place, the government reserves certain rights, such as the right to withhold releases, to reduce the quantities released, extend delivery dates, reduce the rate at which cards are issued, and cancel all or part of its unfulfilled purchase orders.  At March 31, 2008 we have $1.6 million in backlog for this program.  We have recorded revenues of $6.4 million for Green Cards during fiscal year 2008.

Also, the Green Card is currently undergoing a redesign process.  As part of the technology refreshment process, the DHS placed a $170,000 order to supply next generation encoders and associated software for the Green Card program.  It is possible that our revenue will be reduced during the period of transition from the current card to the new design after which we would expect orders to increase as their inventory is rebuilt to their desired safety-stock level.  We would most likely have reduced operating results if the Green Card program were to be delayed, canceled, or not extended or if the government were to change its technology decision and no longer use optical memory cards.

The U.S. government recently announced that it had awarded the Passport Card program to another company for a non-optical card technology which we expect would replace the Laser Visa BCCs if and when implemented unless the technology decision changes.  Therefore, we may not receive further orders for Laser Visa BCCs as the government has about 9 months of inventory on hand.  We have recorded revenues of $1.0 million for Laser Visa BCCs during fiscal year 2008.

OUR OPTICAL MEMORY CARD PRODUCT REVENUES WILL NOT GROW IF WE DO NOT WIN NEW BUSINESS IN THE U.S. OR ABROAD AND IF THE ITALIAN AND ANGOLAN NATIONAL ID PROGRAMS ARE NOT IMPLEMENTED AS ANTICIPATED.  Our OMC revenues from our core programs were $21.6 million, $16.3 million, and $25.7 million during fiscal years 2008, 2007, and 2006, respectively.  These programs include the U.S. Green Card, the Laser Visa BCC, the Canadian Permanent Resident Card, the vehicle registration cards used by three states in India, Italy's national ID program, and a national ID card used in the Kingdom of Saudi Arabia.  During full implementation, we expect our revenues from programs in Italy will reach approximately $40 million per year.  On January 17, 2008, we announced that we were part of the winning team for a national ID card project in Angola.  Revenues could total $90 million over five years for this project.  We are also working on potential secure ID card business in more than ten countries around the world.  In order for us to achieve our overall revenue growth goal, we will need the Italian programs to continue and reach their anticipated levels, of which there can be no assurance, and we will also need to win some of the new business opportunities we see in the U.S. and abroad.  Emerging optical memory card programs or prospective applications include permanent resident cards and national identification cards in several countries such as in Angola as well as secure identification cards for governmental agencies.  There can be no assurance that we will receive sizable future orders for any of these programs, nor any assurance that we will be able to win any other new business in the U.S. or abroad which is necessary to grow our business to the level we desire.

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

WE COULD EXPERIENCE EQUIPMENT, RAW MATERIAL, QUALITY CONTROL, OR OTHER PRODUCTION PROBLEMS ESPECIALLY IN PERIODS OF INCREASING VOLUME.  There can be no assurance that we will be able to meet our projected card manufacturing capacity if and when customer orders reach higher levels. We have made and intend to continue to make significant capital expenditures to expand our card manufacturing capacity. For example, we may invest up to $7 million of capital expenditures during the next twelve months assuming certain business developments. However, since customer demand is difficult to predict, and we generally wait for such demand to materialize prior to making capital expenditure commitments, we may be unable to ramp up our production quickly enough to fill new customer orders in a timely fashion. This could cause us to lose new business and possibly existing business. In addition, if we overestimate customer demand, we could incur significant costs from creating excess capacity which was the case during fiscal years 2007 and 2008.  We may experience manufacturing complications associated with increasing our manufacturing capacity of cards and drives, including the adequate production capacity for sheet-lamination process cards to meet order requirements and delivery schedules. We may also experience difficulties implementing new manufacturing processes, meeting customers’ quality or standards requirements, or outsourcing some of our manufacturing. The addition of fixed overhead costs increases our breakeven point and results in lower profit margins unless compensated for by increased product sales. When purchasing raw materials for our anticipated optical card demand, we take into consideration the order-to-delivery lead times of vendors and the economic purchase order quantity for such raw materials. If we over-estimate customer demand, excess raw material inventory can result.

WE ARE CURRENTLY OUR OWN SOLE SOURCE OF OPTICAL MEMORY CARDS AND SEVERAL OF THE STEPS IN OUR CARD MANUFACTURING PROCESS HAVE NO BUILT-IN REDUNDANCY.  THEREFORE, WE ARE SUSCEPTIBLE TO SUPPLY INTERRUPTIONS, INCLUDING IF CERTAIN MACHINERY WERE TO BREAK DOWN.  MUCH OF OUR MANUFACTURING EQUIPMENT IS COMPRISED OF CUSTOM VERSIONS OF MACHINERY SOME OF WHICH IS MORE THAN 20 YEARS OLD.  IN ADDITION, WE ARE AT RISK OF LOSING OR NOT OBTAINING CERTAIN PROGRAMS SHOULD THEY REQUIRE A SECOND SOURCE.  We are the only source of our optical memory cards, making them in our Mountain View facility using a proprietary manufacturing process, with our German subsidiary capable of performing a few key steps in certain instances.  We use a proprietary manufacturing process with custom machinery and several of the steps in our card manufacturing process have no built-in redundancy, or in some cases have the redundancy located in Germany.  We are susceptible to supply interruptions or yield decreases when our line goes down or malfunctions.  Much of our machinery is comprised of customized versions of machinery which has long lead times to replace and may be difficult to maintain or repair, requiring us to be self-reliant.  Some of the machinery we use is more than 20 years old and is no longer manufactured for others, which would require us to adapt a newer version to our needs, which would involve additional delay and effort on our part.  There are plans to establish additional optical card manufacturing capability in Germany towards the end of fiscal year 2009 or beginning of fiscal year 2010 which may alleviate some of the potential for supply interruption in the future but there can be no assurance that we will proceed as planned or be successful and such expansion may adversely affect production efficiency while in progress.  If current or potential customers require a second source for optical memory cards (which is a common business practice), they could decide to use alternate technology cards, such as chip cards, that may have multiple sources of supply.

IF WE ARE UNABLE TO BUY RAW MATERIALS IN SUFFICIENT QUANTITIES AND ON A TIMELY BASIS, WE WILL NOT BE ABLE TO DELIVER PRODUCTS TO CUSTOMERS ON TIME WHICH COULD CAUSE US TO LOSE CUSTOMERS, AND OUR REVENUES COULD DECLINE.  We depend on sole source and limited source suppliers for optical card raw materials. Such materials include plastic films used in optical memory card production, which are available from one supplier in the U.S. and from multiple foreign suppliers. Processing chemicals, inks, and bonding adhesives are obtained from various U.S. and foreign suppliers. Certain photographic films are commercially available solely from Eastman Kodak Company, of the United States.  We do not expect any difficulty in obtaining the film necessary for orders projected over the next nine to fifteen months considering the inventory currently on hand and on order.  No assurance can be given that Kodak will continue to supply such photographic films on a satisfactory basis and in sufficient quantities although we believe Kodak will continue to supply such films for several years.  If Kodak were to announce that it was no longer going to sell film, we would request that Kodak provide us with a last-buy opportunity which we would plan to take maximum advantage of in order to purchase from Kodak sufficient supply of films to continue our card production until an appropriate substitute can be found or developed, although no assurance can be given that Kodak would provide us with such an opportunity.  Also we have ongoing R&D effort in the area of alternate media, designed to develop an alternate to the current Kodak film-based media, though there is no assurance that those effort will be successful.

THE UNPRECEDENTED RISE IN PETROLEUM COST WOULD NEGATIVELY IMPACT OUR OPERATING INCOME AND GROSS MARGIN IF RELATIVE INCREASES IN THE COST OF OUR PRODUCTION MATERIALS SUCH AS THE POLYCARBONATE-BASED PRODUCTS OCCUR AND THE RELATED SELLING PRICES ARE NOT ADJUSTED FOR INFLATION.  The polycarbonate raw material for our cards is petroleum based.  The unprecedented rise in the cost of petroleum could impact our costs for such raw material and lead to higher energy bills for running our manufacturing facilities.  This could lead to a decline in our gross margins and income unless we are able to adjust our selling prices.

AN INTERRUPTION IN THE SUPPLY OF READ/WRITE DRIVE PARTS OR DIFFICULTIES ENCOUNTERED IN READ/WRITE DRIVE ASSEMBLY COULD CAUSE A DELAY IN DELIVERIES OF DRIVES AND OPTICAL MEMORY CARDS AND A POSSIBLE LOSS OF SALES, WHICH WOULD ADVERSELY AFFECT OUR OPERATING RESULTS.  Several major components of our read/write drive are designed specifically for that unit. For example, the optical recording head for the current drive is a part obtained from one supplier; and at current production volumes, it is not economical to have more than one supplier for this custom component. The ability to produce read/write drives in high-volume, if required, will be dependent upon maintaining or developing sources of supply of components that meet our requirements for high volume, quality, and cost. In addition, we could encounter quality control or other production problems at high-volume production of read/write drives. We are also investing in research and development in an effort to develop new drive products.

IF WE ARE UNABLE TO DEVELOP UPGRADED READ/WRITE DRIVES THAT COST LESS TO MANUFACTURE AND ALSO A READ-ONLY DRIVE, WE COULD LOSE POTENTIAL NEW BUSINESS.  The selling price of our read/write drive products range from $1,800 to approximately $2,500 each depending on features and quantity purchased.  We believe the price of our drives is competitive in applications requiring a large number of cards per drive, because the relatively low cost for our cards offsets the high cost per drive when compared with our major competition, IC card systems. In addition, we have undertaken a product development program for a portable read-only drive that has been sampled in limited quantities at prices less than $1,000, which we believe would increase our prospects for winning future business.  However, there can be no assurance that our development program will be successful, that volume production of any new design will occur in the near term, or that significantly lower manufacturing costs or increased sales will result.

WE MAY NOT BE ABLE TO ADAPT OUR TECHNOLOGY AND PRODUCTS TO COMMERCIAL APPLICATIONS WHICH GENERATE MATERIAL AMOUNTS OF REVENUE AND PROFIT.  THIS WOULD LIMIT THE FUTURE GROWTH OF OUR BUSINESS TO THE GOVERNMENT SECTOR AND THE LACK OF DIVERSIFICATION EXPOSES US TO ENHANCED RISK OF COMPETITION.  We are exploring commercial applications for our optical memory products in order to lessen our dependence upon the government sector.  We may be unsuccessful in these effort in which case we would not obtain the diversity of revenues we are seeking for the future.  If our customer base remains limited to secure ID card applications for government use, then we are more susceptible to other technologies and products making in-roads or to political pressures or changing laws.

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

SEVERAL OF OUR FOREIGN PROGRAMS INVOLVE OUR CARDS AS PART OF A SOLUTION WHICH INCLUDES TECHNOLOGIES OF THIRD PARTIES.  SOMETIMES THESE THIRD PARTY TECHNOLOGIES ARE INTEGRATED WITH OUR CARDS BY OUR SYSTEMS INTEGRATOR CUSTOMER OR SUBCONTRACTOR.  WE THEREFORE HAVE VARYING DEGREES OF CONTROL OVER THE OVERALL SYSTEM WHICH COULD LEAD TO TECHNICAL, QUALITY, AND SYSTEM COMPATIBILITY ISSUES WHICH ARE DIFFICULT, EXPENSIVE, AND TIME CONSUMING TO SOLVE. THIS COULD CAUSE OUR ULTIMATE CUSTOMERS, GENERALLY GOVERNMENTS, TO FIND FAULT IN OPTICAL CARDS AND SWITCH TO OTHER SOLUTIONS EVEN THOUGH OUR OPTICAL TECHNOLOGY IS NOT THE ROOT CAUSE OF ANY FAULT.  In certain of our current foreign programs such as Italy, India, and the Kingdom of Saudi Arabia, and possibly in other future programs, various third party technologies such as contact or contactless chips are added to our cards.  The embedding or addition of other technologies to the LaserCard® optical memory card, especially when contracted to independent third parties, could potentially lead to technical, compatibility and other issues.  In such circumstances, it may be difficult to determine whether a fault originated with our technology or that of a co-supplier or the person embedding or adding the third party technology to our cards.  If such faults occur, they could be difficult, expensive, and time-consuming to resolve.  Such difficulties could lead to our ultimate customers, the foreign governments, switching to other technologies even though optical technology is not the root cause of the fault(s).  The resulting loss of customers would adversely affect our revenues.

WE ARE LARGELY DEPENDENT ON SYSTEMS INTEGRATORS FOR IMPLEMENTATION OF CARD PROGRAMS AND THEIR METHOD OF IMPLEMENTATION MAY NOT BE SUCCESSFUL DUE TO QUALITY OR COST.  We sell to VARs and system integrators who in turn sell solutions to the end customer.  The integrators may not follow the recommendations we provide for the handling, possible incorporation of smart or RFID chips, processing, and/or printing on our cards and working with the end-user in the card issuing process.  This could lead to low quality or high costs or both resulting in damage to our reputation and/or loss of the contract.  This happened in Costa Rica where we believe issues with our systems integrator caused quality issues which have led us to deal directly in this phase with the Costa Rican government.  We work to train the integrators to avoid such situations, but cannot control their work.  Also, we can step in to demonstrate how to successfully implement an optical memory card issuing system.  We plan to continue to offer this support and then transition the card issuing process to local resources once the program is running successfully.  There can be no assurance that issues with our systems integrators in the future will not damage our reputation, reduce our revenues, or cause us to lose various governmental programs.

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

IF WE FAIL TO PROTECT OUR INTELLECTUAL PROPERTY RIGHTS, COMPETITORS MAY BE ABLE TO USE OUR TECHNOLOGIES, WHICH COULD WEAKEN OUR COMPETITIVE POSITION, REDUCE REVENUES, OR INCREASE COSTS.  We use a combination of patent, trademark, and trade secret laws, confidentiality procedures, and licensing arrangements to establish and protect our proprietary rights. Our existing and future patents may not be sufficiently broad to protect our proprietary technologies. Despite our effort to protect proprietary rights, we cannot be certain that the steps we have taken will prevent the misappropriation or unauthorized use of our technologies, particularly in foreign countries where the laws may not protect proprietary rights as fully as U.S. law. Any patents we may obtain may not be adequate to protect our proprietary rights. Our competitors may independently develop similar technology, duplicate our products, or design around any of our issued patents or other intellectual property rights. Litigation may be necessary to enforce our intellectual property rights or to determine the validity or scope of the proprietary rights of others. This litigation could result in substantial costs and diversion of resources and may not ultimately be successful. We cannot predict whether the expiration or invalidation of our patents would result in the introduction of competitive products that would affect our future revenues adversely. However, since our technology is now in the commercial stage, our know-how and experience in volume card production, system development and software capabilities, brand-name recognition within our card markets, and dominant-supplier status for optical memory cards are of far greater importance than our patents. At this time, we believe that our existing patent portfolio is helpful but is no longer essential for maintaining the LaserCard® optical memory card's market position.

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

WE ARE SUBJECT TO RISKS ASSOCIATED WITH CHANGES IN FOREIGN CURRENCY EXCHANGE RATES.  Part of the manufacturing process of certain LaserCard products that we sell outside the U.S. takes place in our operations in Germany.  Also, some of the raw materials we use to manufacture optical memory cards are sourced in Europe.  These costs are denominated in euros, the currency used in much of Europe.  However, when we sell our finished products, the prices that we charge are denominated in U.S. dollars.  Accordingly, we are subject to exposure when the exchange rate for euros increases in relation to the U.S. dollar.  Recent declines in the U.S. dollar value relative to the euro and other currencies, if not reversed, will further result in increases in raw material costs.  As of March 31, 2008, we had not entered into a forward exchange contract to hedge against or potentially minimize the foreign currency exchange risk related to transactions other than those related to inter-company payables and receivables.  The losses on foreign currency exchange related to purchase transactions and intercompany receivables for both fiscal years 2008 and 2007 were immaterial.

WE HAVE INVESTED A SIGNIFICANT PORTION OF OUR CASH IN AUCTION RATE SECURITIES, WHICH SUBJECTS US TO LIQUIDITY RISK AND COULD REQUIRE US TO RECORD FURTHER IMPAIRMENT CHARGES IF THE FAIR VALUE OF THESE INVESTMENTS DECLINE PERMANENTLY OR ARE OTHER-THAN TEMPORARILY IMPAIRED.  IN ADDITION, SHOULD WE UNEXPECTEDLY REQUIRE ADDITIONAL CASH RESOURCES, AN ABSENCE OF LIQUIDITY FROM THESE INVESTMENTS COULD REQUIRE US TO SEEK FUNDS ELSEWHERE, WHICH MAY BE MORE UNATTRACTIVE OR UNAVAILABLE.  Auction rate securities are securities that are structured with short-term interest rate reset dates of generally 28 to 35 days but with contractual maturities that can be well in excess of ten years.  Our auction rate securities consist of investments that are secured by pools of student loans which are guaranteed for 95% of principal and interest under the Federal Family Education Loan Program (“FFELP) and are AAA rated.  We do not own, and have not invested in, any auction rate securities secured by mortgages or collateralized debt obligations.  At the end of each reset period, we can sell or continue to hold the securities at par value. This auction process has historically provided a liquid market for auction rate securities.  Recently, however, certain auction rate securities experienced failed auctions due to sell orders exceeding buy orders.  We continued to see deterioration in the market for these types of securities which spread from initially primarily subprime mortgage related securities to other forms of securities. We believe that the credit quality of these securities is high based on these guarantees.  The funds associated with failed auctions will not be accessible until a successful auction occurs, a buyer is found outside of the auction process, or the underlying securities have matured or are recalled by the issuer.  Given the recent disruptions in the credit markets and the fact that the liquidity for these types of securities remains uncertain, as of March 31, 2008, we have classified all of our auction rate securities as a long-term asset in our consolidated balance sheet as our ability to liquidate such securities in the next 12 months is uncertain.  We have also recorded a temporary impairment within other accumulated comprehensive loss of approximately $0.6 million at March 31, 2008, related to these auction rate securities and we may have to incur further temporary impairment if the situation does not change.  If the fair value of these investments declines permanently or is other-than temporarily impaired, we would be required to take a further impairment charge which would flow through our income statement as an expense and could cause us to incur a loss for the relevant fiscal period.

We believe that we have sufficient available cash to execute our business plan for fiscal 2009 as we expect the estimated level of revenues and customer advance payments over the next twelve months to be sufficient to generate cash from operating activities over the same period.  A portion of our capital expenditures will require debt financing which we believe can be obtained on reasonable terms.  Although quarterly fluctuations are expected, we do not expect to have a need for liquidity for our funds invested in auction rate securities during fiscal 2009 or 2010 to fund our operations.  However, operating cash flows could be negatively impacted to a significant degree if our largest U.S. government program were to be delayed, reduced, canceled, or not extended; if the Angolan national ID card program does not materialize as planned internally; and if these programs are not replaced by other card orders or other sources of income.  Should we unexpectedly require additional cash resources, an absence of liquidity from our auction rate investments could require us to seek funds elsewhere, which may be more unattractive or unavailable.

WE SOLD A CARD MANUFACTURING LICENSE UNDER WHICH WE WILL PROVIDE CERTAIN FACTORY SET-UP AND TRAINING SERVICES TO PREVENT OF SLOVENIA.  IF WE AND PREVENT ARE SUCCESSFUL, THEY COULD COMPETE WITH US FOR BUSINESS.  We will be obligated to deliver the contracted manufacturing equipment and installation support to Prevent for its to-be-built new card manufacturing facility in Slovenia, to provide a targeted initial manufacturing capacity of 10 million optical cards annually.  We will also be assigning a person to be on site during the license term, if such option is elected by Prevent, to assist with quality, security, and operational procedures, with a mutual goal that the facility and the cards made in Slovenia conform to our standards.  If cards are not produced in conformance with our quality standards, the reputation and marketability of optical memory card technology could be damaged.  If the factory does not become operational and produce quality cards in high volume, or if Prevent is unable to raise sufficient capital to build, equip and operate this facility, we would not obtain the hoped-for benefits--including ongoing royalties, sales of raw materials to Prevent, and expansion of the European market.  On the other hand, if and when the factory is successfully manufacturing the cards in high volume, it could compete against us for business in certain territories, which could reduce our potential card revenues if the market does not expand.  Revenue on the contract will be recognized when the equipment has been accepted and training completed, which date is dependent in part on Prevent providing a facility in Slovenia.  We could incur greater expenses than we anticipate for the purchase and installation of the required manufacturing equipment, thereby reducing cash and anticipated profits.

WE MAY NOT BE ABLE TO ATTRACT, RETAIN OR INTEGRATE KEY PERSONNEL, WHICH MAY PREVENT US FROM SUCCEEDING.  IN PARTICULAR, OUR CEO, RETIRED AFTER MORE THAN 25 YEARS OF SERVICE ON MARCH 31, 2008.  OUR CHAIRMAN OF THE BOARD HAS BEEN ACTING PART-TIME AS INTERIM CEO UNTIL WE COULD RECRUIT OUR NEW CEO WHO BEGINS WORK ON JUNE 2, 2008 AND WILL BECOME OUR CEO AFTER THIS FORM 10-K IS FILED.  IF WE ARE UNABLE TO EFFECT A SMOOTH TRANSITION, OR IF OUR NEW CEO SHOULD UNEXPECTEDLY PROVE TO BE UNSUITED FOR OUR COMPANY, THE RESULTING DISRUPTION COULD NEGATIVELY IMPACT OUR OPERATIONS AND IMPEDE OUR ABILITY TO MAKE MAJOR DECISIONS.  Our success will depend on the continued service of key management personnel.  We may not be able to retain our key personnel or attract other qualified personnel in the future.  The loss of services of any of the key members of our management team, including our chief executive officer, chief operating officer, the managing directors of our German operations, vice president of business development or our vice president of finance and CFO, and others or our failure to attract and retain other key personnel could disrupt operations and have a negative effect on employee productivity and morale, thus decreasing production and harming our financial results.  In addition, the competition to attract, retain and motivate qualified personnel is intense.  We have just completed a nationwide recruiting search to replace our chief executive officer who retired on March 31, 2008, and in the interim our Chairman served part-time as CEO.  We will now need to effect a transition to our new CEO and difficulties in effecting a smooth and timely transition could adversely impact our operations and impede our ability to make major decisions.  While we believe our new CEO is well suited and qualified to run our business, should he prove otherwise, that could also adversely impact our operations and decision-making.

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

AS A RESULT OF OUR REQUIRED ANNUAL EVALUATION OF OUR INTERNAL CONTROLS OVER FINANCIAL REPORTING, WE MAY IDENTIFY INTERNAL CONTROL WEAKNESSES NEEDING REMEDIATION, WHICH COULD HARM OUR REPUTATION.  We have completed the evaluation of our internal controls over financial reporting as required by Section 404 of the Sarbanes-Oxley Act of 2002 for the fiscal years ended March 31, 2008 and 2007. Although our assessment, testing and evaluation resulted in our conclusion that as of March 31, 2008 and 2007, our internal controls over financial reporting were effective, we cannot predict the outcome of our testing in future periods. Because of the inherent limitation of disclosure controls, no evaluation of such controls can provide absolute assurance that all control issues and instances of fraud, if any, within our Company have been detected.  If our internal controls are found to be ineffective in future periods, our reputation could be harmed.  We may incur additional expenses and commitment of management’s time in connection with further evaluations, both of which could materially increase our operating expenses and accordingly reduce our net income.

BEGINNING WITH OUR FISCAL YEAR 2007, WE WERE REQUIRED TO RECORD COMPENSATION EXPENSE FOR STOCK OPTIONS, THEREBY REDUCING OUR EARNINGS.  THIS COULD LEAD TO REDUCED ENTERPRISE VALUE AND TO OUR GRANTING FEWER OPTIONS WHICH COULD HURT OUR ABILITY TO RECRUIT AND RETAIN EMPLOYEES.  In December 2004, the Financial Accounting Standards Board (“FASB”) issued Financial Accounting Standard 123(R) (SFAS No. 123(R)) that requires the fair value of all equity-based awards granted to employees be recognized in the statement of operations as compensation expense, for fiscal years beginning after December 15, 2005, rather than just to disclose such expense in a footnote as we have done in the previous years.  The adoption of this accounting standard reduced our profitability as measured by generally accepted accounting principles (GAAP) due to our outstanding options and our current intention to continue to grant options in the future as an incentive and retention tool for our employees.  This may adversely affect our stock price.  For example, during fiscal years 2008 and 2007, we recognized approximately $2.0 million and $1.7 million, respectively, of additional expenses due to SFAS No. 123(R) which we would not otherwise have recognized.  Such adoption has also led us to reduce our use of stock options and to award restricted shares and restricted stock units.  While all of these equity awards help align our employees’ long-term interests with increasing our enterprise value, options provide more of a reward if enterprise value substantially increases.  Our reduced use of options could hurt our ability to recruit employees and retain existing employees and directors.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.     PROPERTIES

Mountain View, Ca

As of March 31, 2008, approximately 70,000 square feet of floor space are leased by us on a long-term basis for card manufacturing, read/write drive production, administration, sales, and research and development, in two buildings located in Mountain View, California.  These facilities have a current total annualized rental of approximately $885,000 on leases that will expire in October 2013 and in March 2014.  One 27,000-square foot building is used for optical memory card production and one 43,000 square-foot building is used for optical card production, read/write drive production, administration, sales, and research and development.

Germany

We lease a portion of a building in Ratingen, Germany, and a building in Rastede, Germany totaling approximately 15,000 square feet, for optical and specialty card manufacturing, distribution, administration and sales, for a total annualized rental of 239,000 euros on leases that will expire on dates from February 2009 to August 2009.  Also, we own land and approximately 14,000 square foot building in Rastede, Germany that is used in production of specialty cards and research and development.

Other

We also lease small offices in New York and in the Washington D.C. area for marketing and sales.

We believe these leased and owned facilities to be satisfactory for our present operations.  Upon expiration of the leases, we believe that these or other suitable buildings will be available to be leased on a reasonable basis.

ITEM 3.   LEGAL PROCEEDINGS

From time to time we are a party to litigation matters and pending or threatened claims and assessments that are normal in the course of our operations. While we believe that the ultimate outcome of these matters will not have a material adverse effect on our consolidated financial position, consolidated results of operations or consolidated cash flows, the outcome of these matters is not determinable and negative outcomes may adversely affect our consolidated financial position, liquidity, or consolidated results of operations.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.   MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our only class of common stock, $0.01 par value, is traded on The Nasdaq Global Market under the symbol LCRD and is quoted in The Wall Street Journal and other newspapers.  Stock price information and other data also can be obtained on the Internet directly from Nasdaq at: www.nasdaq.com. The table below sets forth the high and low trade prices for our common stock (rounded to two decimal points) as reported by Nasdaq during the fiscal periods indicated.

QUARTERLY STOCK PRICES

	Fiscal Year 2008		Fiscal Year 2007
	High Trade	Low Trade	High Trade	Low Trade
First Quarter	$13.30	$9.96	$22.70	$11.24
Second Quarter	12.74	9.75	14.15	9.40
Third Quarter	11.54	8.80	13.92	10.00
Fourth Quarter	12.94	7.37	14.02	9.51

As of March 31, 2008, there were approximately 682 holders of record of our common stock.  The total number of stockholders is believed by us to be several thousand higher since many holders’ shares are listed under their brokerage firms’ names.

We have never paid cash dividends on our common stock. We anticipate that for the foreseeable future we will retain any earnings for use and reinvestment in our business.

We did not repurchase any of our outstanding shares or other securities during our fourth quarter ended March 31, 2008.

For information regarding securities authorized for issuance under equity compensation plans, see Part III, Item 12 below on page 84.

Stock Performance Graph

In the following stock performance graph, the cumulative total return on investment for the our common stock over the past five fiscal years is compared with the Russell 2000 Stock Index (“Russell 2000”) and the University of Chicago Center for Research in Security Prices (CRSP) Total Return Index for the Nasdaq Stock Market Electronic Components industry group (“Nasdaq Electronic Components”). The Russell 2000 is a benchmark index for small capitalization stocks. The Nasdaq Electronic Components index is used because the majority of our revenues currently are derived from the sale of optical recording media (optical memory cards). The chart assumes that the value of the investment in our stock and each index was $100 on March 31, 2003, and that any dividends were reinvested.

The stock performance graph was plotted using the following data:

	Fiscal Years Ended March 31,
	2003	2004	2005	2006	2007	2008

LaserCard Corporation	$100.00	$91.86	$34.34	$155.17	$81.31	$58.55
Russell 2000	100.00	163.83	172.70	217.34	230.18	200.25
NASDAQ Electronic Components	100.00	172.38	143.55	159.34	147.79	144.65

ITEM 6.  SELECTED FINANCIAL DATA

The following selected consolidated financial information as of and for each of the five fiscal years in the period ended March 31, 2008 is derived from our consolidated financial statements. This financial data should be read in conjunction with the consolidated financial statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing in Item 7 of this report.

LASERCARD CORPORATION AND SUBSIDIARIES
FIVE-YEAR SUMMARY OF CONSOLIDATED FINANCIAL INFORMATION
Fiscal Years Ended March 31, 2004 - 2008
(In thousands, except per share amounts)

STATEMENT OF OPERATION DATA	2008	2007	2006	2005	2004 (1)

Revenue	$37,008	$32,270	$39,857	$28,544	$16,963
Cost of sales	27,009	25,406	24,804	22,637	13,157
Gross profit	9,999	6,864	15,053	5,907	3,806
Selling, general, and administrative expenses	15,253	13,575	11,949	11,891	6,700
Research and development expenses	2,878	3,095	2,338	3,018	2,620
Impairment of goodwill and intangible assets	—	3,811	—	—	—
Interest and other income, net	812	895	471	240	176
Income (loss) before income taxes	(7,320)	(12,722)	1,237	(8,762)	(5,338)
Income tax (benefit) provision	(114)	(351)	443	139	7,089
Net income (loss)	$(7,206)	$(12,371)	$794	$(8,901)	$(12,427)
Net income (loss) per share:
Basic	$(0.60)	$(1.05)	$0.07	$(0.78)	$(1.15)
Diluted	$(0.60)	$(1.05)	$0.07	$(0.78)	$(1.15)
Weighted average number of common
and common equivalent shares:
Basic	11,929	11,814	11,415	11,362	10,761
Diluted	11,929	11,814	11,587	11,362	10,761

BALANCE SHEET DATA
Current assets	$23,625	$37,304	$39,574	$21,310	$23,294
Current liabilities	9,866	9,083	9,228	6,764	11,271
Total assets	56,306	58,100	62,335	48,768	49,835
Long-term liabilities	28,714	26,418	21,090	15,326	2,878
Stockholders' equity	17,726	22,599	32,017	26,678	35,686

(1) Fiscal year 2004 statement of operation data does not include results of our German subsidiary acquired on March 31, 2004.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis, contains forward-looking information that you should read in conjunction with the audited consolidated financial statements and notes to consolidated financial statements that we have included elsewhere in this Annual Report on Form 10-K. For this purpose, any statements contained in this report that are not statements of historical facts may be deemed to be forward-looking statements.

Forward-Looking Statements.  For a discussion of the risk factors related to our business operations, please refer to the “Forward-Looking Statements” section starting at page 4 of this report and the section entitled “Risk Factors” starting at page 17 of this report.  Our actual results may differ materially from the plans, intentions or expectations we disclose in the forward-looking statements we make. We are not obligated to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

We are headquartered in Mountain View, California where we manufacture LaserCard® optical memory cards and card related products, including chip-ready Optical/Smart™ cards.  In addition, we operate a wholly owned German subsidiary, Challenge Card Design Plastikkarten GmbH (“CCD”), with offices in Rastede and Ratingen, Germany, which manufactures advanced-technology cards, can provide manufacturing capacity for certain steps of optical memory card production, and markets cards, system solutions, and thermal card printers.  We operate in three reportable segments (See “Segment Reporting” in Note 4 of the Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data,” for additional industry segment information.)
●	Optical Memory Cards
●	Drives, Systems and Services (which we formerly called the “optical memory card drives”)
●	Specialty Cards and Card Printers

We sell our products and services through partners such as value added resellers (VARs) and system integrators (SIs) who generally have specific experience in the development of markets and applications for LaserCard products.  We have sales staff located in California, the Washington D.C. area, and Germany, whose principal role is developing and supporting the reseller channel.

Revenue is derived mainly from advanced technology cards, such as optical memory, contact, contactless and RFID cards, and from high quality specialty cards for applications such as major event badging and access control. The remainder of our revenue comes from a variety of activities including the sale of enabling services, such as consulting, custom application development and the integration of ID Management Solution modules, such as data capture, card personalization and quality assurance; and from card factory design and equipment sales, knowledge transfer and licensing.

Our reseller partners generally add value in the form of application software development, system integration, installation, training and support services. We are continuing our program to recruit new VARs and SIs in strategically important markets.

The table below presents consolidated revenues, excluding inter-company transactions, recorded by our U.S. and German operations for the fiscal years ended March 31 (in thousands):

	2008	2007	2006
U.S. operations	$23,778	$20,492	$29,419
German operations	13,230	11,778	10,438
	$37,008	$32,270	$39,857

Revenues recorded by our U.S. operations are generally derived from a small number of government customers located throughout the world.  Revenues recorded by our German operations are mainly from a relatively large number of commercial customers in Europe, including universities in Germany for student identification cards and organizers of sporting events for secure access cards.

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

Our principal objectives for long-term revenue growth are to:

●	Maintain, leverage and expand the existing optical memory card user community of national and regional governments worldwide
●
Increase revenues by selling enabling services, such as consulting, custom software development, and the development of integrated secure ID solutions, which can include data capture, personalization, and quality assurance modules

●
Increase market share for specialized cards and associated ID management solutions, such as major event badging and access control, and university student ID, and expand sales of these products and services into the Americas

Historically, the largest purchaser of LaserCard products has been a U.S. Government contractor, General Dynamics Information Technology (GDIT), previously Anteon International Corporation.  GDIT is the government contractor for LaserCard product sales to the U.S. Department of Homeland Security (DHS), U.S. Department of State (DOS), U.S. Department of Defense (DOD), and the government of Canada.  Under government contracts with GDIT, the DHS purchases Green Cards and DOS Laser Visa Border Crossing Cards; the DOD purchases Automated Manifest System cards; and the Canadian government purchases Permanent Resident Cards.  Two customers purchase LaserCard products for the Kingdom of Saudi Arabia National ID Program.  Another unaffiliated company, Laser Memory Card S.p.A. of Italy, purchases LaserCard products mainly for secure ID card programs in Italy.

Our major customers are shown below as a percentage of total revenues for the fiscal years ended March 31:

	2008	2007	2006
Customer A	29%	28%	31%
Customer B	17%	13%	—
Customer C	14%	2%	—
Customer D	1%	8%	31%

Our major government programs are shown below as a percentage of total revenues for the fiscal years ended March 31:

	2008	2007	2006
Kingdom of Saudi Arabia National ID Program	23%	13%	4%
United States Green Cards and Laser Visa BCCs	20%	23%	24%
Vehicle Registration in India	9%	6%	3%
Canadian Permanent Resident Cards	8%	4%	5%
Italian Carta d’Identità Elettronica (CIE) Cards	1%	1%	18%
Italian Permesso di Soggiorno Elettronico (PSE) Cards
and Carta di Soggiorno Elettronico (CSE) Cards	—	7%	13%

The national citizen ID (CIE) card program has been largely stalled since January 2006 following a change of government and the instigation of a review designed to reduce cost and improve efficiency of the program.  If the CIE and foreign resident ID card (PSE/CSE) systems function as designed, CIE and PSE/CSE card orders could ramp toward their full implementation level which could potentially result in annual revenues of $40 million.  We received and shipped $200,000 from a small order for foreign language versions of the CIE card during fiscal year 2008.  Since fiscal year 2005, we have supplied approximately $15.4 million worth of optical memory cards and more than 450 encoders for these programs.

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

In March 2008, we signed a non-exclusive license agreement with Ritel to manufacture our optical memory drives in Italy and distribute the resulting drives worldwide.  Ritel, a telecommunications and technology contract manufacturer, brings significant know-how, new production processes, and new product development.  This could lead to further innovation and development of lower cost drives.  We expect to supply parts sets to Ritel to manufacture the encoders with delivery of the first 400 units expected for September 2008.

The issuance system for PSE/CSE cards in Italy is in place and operating and we believe issuing about 5,000 cards per day.  There is no backlog for the CIE and PSE/CSE programs at March 31, 2008.  We believe that follow-on orders for both programs will be received and significant card revenue will be realized during fiscal year 2009 although it remains unclear when the prime contractor will issue follow-on orders.

U.S. Green Cards for the U.S. Department of Homeland Security (DHS), and to a lesser extent Laser Visa Border Crossing Cards (BCCs) are an important part of our revenue base.  For these programs, we recorded card revenues of $7.4 million for fiscal year 2008, $7.4 million for fiscal year 2007, and $9.8 million for fiscal year 2006.  We received a five-year follow-on U.S. government subcontract in March 2007 covering these programs.  The subcontract had an initial one-year term and four one-year extension options of which the first year was exercised.  We have $1.6 million of backlog at March 31, 2008. DHS has asked us to support them in the process of redesigning the Green Card.  The transition to a redesigned card could cause delays in future orders as DHS reduces its inventory of current cards that were designed in 1997.  However, we anticipate that this decrease will be followed by an increase in orders of the newly designed cards to replenish the strategic reserve, although no assurance can be given.  We anticipate that the Border Crossing Card (BCC) design will be reconfigured to include an RFID chip as specified for the U.S. Department of State’s new U.S. Passport Card and in keeping with the requirements of the Western Hemisphere Travel Initiative.  Recently it was announced that another company won the U.S. Passport Card contract having bid a non-optical RFID card. It may be the intention of the U.S. Department of State that any future BCC will follow the Passport Card model. If and when this change occurs, we could expect our BCC business to cease. We have recorded about $1.0 million in revenue for the BCC program this fiscal year 2008, $1.0 million in fiscal year 2007, and $3.5 million in fiscal year 2006.

Under a subcontract for Canada’s Permanent Resident Cards, we recorded revenue of $2.8 million in fiscal year 2008, $1.2 million in fiscal year 2007, and $2 million in fiscal year 2006.  The backlog at March 31, 2008 was immaterial.

In January 2006, we entered into a subcontract providing the framework for the supply of secure national ID cards to the Kingdom of Saudi Arabia and the supply, installation and support of associated card personalization equipment, consumables and software. This followed earlier deliveries of cards and card encoders under previous contracts and purchase orders.  The cards are being issued to adult citizens for national identity purposes and feature the latest advancements in identity fraud protection provided by Optical IDLock™, a combination of the highly-secure LaserCard® optical memory technology and Embedded HologramHD™, the new high-definition “photographic quality” etched image security feature.  The subcontract covered $11 million worth of product and services and was the first time that we provided enabling services by assuming responsibility for both supplying and installing personalization hardware, the oversight of the card personalization process, and the quality of the fully personalized cards, including the printing of cardholder information and encoding of data and the Embedded HologramHD.  In accordance with Emerging Issues Task Force 00-21, Revenue Arrangements with Multiple Deliverables ("EITF 00-21") revenue on the contract and associated costs were deferred until the card system was installed and accepted.  During fiscal year 2008, we recorded revenue of $8.6 million under this contract and other purchase orders for this program, in addition to the $4.0 million recognized in fiscal year 2007.  There was no backlog for this program at March 31, 2008. We anticipate revenue of $5 million to $10 million annually for this program.

Effective April 3, 2004, we sold a card-manufacturing license, including equipment, training, and support, to Global Investments Group (GIG), based in Auckland, New Zealand, for card manufacturing in Slovenia and began receiving associated cash payments.  In April 2007, and with our approval, GIG transferred the license to Prevent Global of Slovenia (Prevent).  We will begin to recognize revenue on this arrangement over the remaining term of the agreement starting when the related equipment has been accepted and the training has been completed, which date is in turn dependent on Prevent establishing a suitable facility in Slovenia as discussed below under “License Fees and Other Revenues.”

On November 6, 2007, our subsidiary, CCD, signed a 5.9 million euros (approximately $9.4 million) contract with a company based in the Kingdom of Saudi Arabia to deliver a turnkey card manufacturing facility.  The contract includes the supply and installation of state-of-the-art plastic card production equipment, transfer of manufacturing know-how, training, and production support.  It does not include constructing or preparing the building that will house the equipment.  The new factory will be used to produce and personalize high quality scratch-off cards, loyalty cards, SIM cards and credit cards for the telecommunication and banking sectors.  Rights to optical memory card technology or manufacturing are not included in the arrangement.  Following EITF 00-21, we accounted for the sale and installation of equipment, training, consulting services, and support and maintenance as one unit of accounting.  Accordingly, revenues for the arrangement are deferred and will be recognized ratably as earned over the remaining term of the final deliverable, which is the maintenance services pursuant to FTB 90-1, Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts.

On December 20, 2007, we signed an agreement with the government of Costa Rica valued at approximately $1.7 million for the supply of an ID Management System for the country’s foreign resident program.  Under the terms of the agreement, we will supply a suite of demographic and biometric data collection and card issuance equipment and software solutions to assist the Costa Rican government to manage the issuing of highly secure optical memory based foreign resident ID cards.  The applications include the centralized enrollment of legal foreign residents, automatic fingerprint identification to prevent the issuance of duplicate cards, optical memory encoding and card printing servers, quality assurance and card issuance controlled by our biometric verification system.  The issuance process will also include biometric identification of workstation operators and strict card auditing processes.  The contract terms include a limited supply of foreign resident ID cards, which incorporate a number of security features in addition to our secure optical memory.  The card’s optical memory will store cardholder information including high resolution color facial image, fingerprint images and templates (for automatic one-to-one identity verification), digitized signature and biographic data.  In addition, the optical stripe will also feature our unique Embedded HologramHD, a personalized optical variable device which, like the digital data, cannot be fraudulently altered.  Revenues from the contract will be deferred until the customer’s acceptance of the equipment, software, and cards which is anticipated to be during the first half of fiscal year 2009.

In January 2008, the government of Angola announced a contract award to DGM-Sistemas, of Luanda, Angola, for the delivery of a complete ID management system.  The contract calls for an initial 8 million optical memory cards for the country’s new national citizen ID program to be issued as the infrastructure is built. Up to an additional 12 million cards could be issued later.  We teamed with DGM as the exclusive supplier of cards for the project.  Other team members include Unisys Corporation (NYSE: UIS) which is responsible for systems integration and our value-added reseller, Identicard S.A. of Portugal, which developed the system architecture.  The DGM bid includes $90 million of products and services to be provided by us including optical memory cards, card personalization systems, printer consumables, installation and training. Key factors emphasized in the proposal to the Angolan government included the security characteristics and high data storage capacity of the optical memory and the fact that the optical memory’s digital security has never been compromised.  Purchase orders are expected to be received through Identicard S.A.

We may invest up to $7 million in additional capital equipment and leasehold improvement expenditures for optical memory card and specialty card production capacity and manufacturing enhancement at our facilities throughout the next twelve months, as more fully discussed under “Liquidity and Capital Resources.”

RESULTS OF OPERATIONS

Revenues

Product Revenues.  Our total revenues consisted of sales in our three segments of (1) optical memory cards, (2) drives, systems and services, and (3) specialty cards and card printers, as well as in other miscellaneous items.  Product revenues were $37.0 million for fiscal year 2008; $32.3 million for fiscal year 2007; and $39.9 million for fiscal year 2006.  There were no license revenues earned in fiscal years 2008, 2007 and 2006.

The following table presents our product revenue by segment for the fiscal years ended March 31 (in thousands, except for percentages):

				Change	Change
	2008	2007	2006	2008 vs 2007	2007 vs 2006
Optical memory cards	$22,139	$18,985	$28,200	$3,154	$(9,215)
% of total revenues	60%	59%	71%

Optical card drives, systems, services	1,639	1,478	985	161	493
% of total revenues	4%	4%	2%

Specialty cards and card printers	13,230	11,807	10,672	1,423	1,135
% of total revenues	36%	37%	27%
Total revenues	$37,008	$32,270	$39,857	$4,738	$(7,587)

The following table presents our optical memory card revenue by major program for the fiscal years ended March 31 (in thousands):

	F i s c a l Y e a r			Change	Change
	2008	2007	2006	2008 vs 2007	2007 vs 2006
National ID Cards for the Kingdom of Saudi Arabia	$7,650	$3,512	$1,477	$4,138	$2,035
U.S. Green Cards & Laser Visas	7,432	7,409	9,752	23	(2,343)
Vehicle Registration in India	3,487	1,785	1,272	1,702	513
Canadian Permanent Resident Cards	2,792	1,226	1,964	1,566	(738)
Italian National ID Card Programs	208	2,408	12,191	(2,200)	(9,783)
All other programs	570	2,645	1,544	(2,075)	1,101
Total optical memory card revenues	$22,139	$18,985	$28,200	$3,154	$(9,215)

Optical memory card revenue increased for fiscal year 2008 as compared with fiscal year 2007 due to the increased card unit volume for the Kingdom of Saudi Arabia’s National ID program, the Canadian Permanent Resident Card program and the vehicle registration program in India which offset the decreased card unit volume in the Italian card programs and all other programs.  Optical memory card revenue decreased for fiscal year 2007 as compared with fiscal year 2006 due mainly to the decrease in card unit volume for the Italian CIE program.

Revenue in the drives, systems and services segment increased for fiscal year 2008 compared with fiscal year 2007 by $0.2 million.  During fiscal year 2007 as compared with fiscal year 2006, revenue increased by $0.5 million.  These increases were mainly due to the activity in the ID card program for the Kingdom of Saudi Arabia.  We do not anticipate that we will derive significant profits on future drive sales as prices are set near the manufacturing cost in order to promote optical memory card sales.

Specialty cards and printers revenue was $13.2 million (9.3 million euros) in fiscal year 2008, $11.8 million (9.2 million euros) in fiscal year 2007, and $10.7 million (8.6 million euros) in fiscal year 2006.  The $1.4 million, or 12% increase in revenue during fiscal year 2008 compared with fiscal year 2007 was largely due to an approximate 11% change in foreign exchange rate and increases in orders from a major international racing event and university projects.  The $1.1 million, or 11% increase during fiscal year 2007 compared with fiscal year 2006 was due to a 11% change in foreign exchange rate and increases in orders from a major international racing event.  We anticipate growth in this segment in fiscal year 2009 to be driven by the newly introduced Passport page and other specialty card products.

License Fees and Other Revenues.  There were no license revenues during fiscal year 2008, 2007 or 2006.  In fiscal year 2004, we entered into license and optical memory card equipment purchase and support agreements, effective April 3, 2004, with Global Investments Group (GIG), based in Auckland, New Zealand, for optical memory card manufacturing in Slovenia.  GIG transferred the license and other agreements, with our approval, to Prevent Global družba za upravljanje, investicije in razvoj d.d (“Prevent”) in March 2007.  The agreements provide for payments to the Company of about $26.7 million which were current as of March 31, 2008, for a 20-year license, the required manufacturing equipment for a targeted initial manufacturing capacity of 10 million optical cards annually and installation support, and a four-year training and support package.  Of the $26.7 million we received, $23.8 million was recorded as advance payments from customer and about $2.9 million for the licensing and other fees was recorded as deferred revenue.  Both were classified as long term liabilities in the consolidated balance sheets.  As of March 31, 2008, the Company had $6.6 million of acquired equipment, including direct and incremental expenses, classified as equipment held for resale on our consolidated balance sheets.  The Company is to ship this equipment to Prevent upon request for installation in a facility provided by them.  During the fourth quarter of fiscal year 2008, Prevent sent their representatives to initiate the discussion of the infrastructure requirements for installation of the equipment in the facility.  At this time, the Company does not know when Prevent will initiate such a request.  Beginning April 1, 2008, Prevent is to pay $250,000 quarterly for a three-year support package, and has options for thirteen additional years of support for payments of $1.0 million annually.  In addition to the aggregate amount of $42.8 million discussed above, Prevent is to pay royalties of $0.60 per card for each card produced under the license.  The territories covered by the license include most of the European Union and Eastern European regions.  Prevent has exclusive marketing rights in certain territories.  The Company retains rights to utilize up to 20% of the new facility capacity as backup and a capacity buffer to augment our own card manufacturing facilities in Mountain View, California and possibly at the Company’s German subsidiary.  The agreement contains various elements including a card manufacturing license, sale and installation of equipment, training and ongoing support, and contingent payments for support, materials, and royalty payments for cards manufactured.  In accordance with EITF 00-21, the card manufacturing license, sale and installation of equipment, training and support package, have been accounted for as one unit of accounting, since we were unable to determine evidence of the fair value for the undelivered items other than ongoing support.  The Company is able to determine evidence of fair value for the last predominant item to be delivered, which is the ongoing annual support of the manufacturing equipment.  Accordingly, revenues for the arrangement have been deferred and will be recognized when the equipment is installed and accepted, with the exception of the value of the ongoing annual support of the manufacturing equipment which will be recognized quarterly as earned, beginning when the equipment is accepted and training has been completed, which date is dependent on Prevent establishing a suitable facility in Slovenia.  Pursuant to FTB 90-1, Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts, the support revenue will be recognized ratably over the remaining term of the agreement.

In March 2008, Ritel became our non-exclusive licensee to manufacture our optical memory drives in Italy and sell the resulting drives worldwide. Ritel, an Italian telecommunications and technology contract manufacturer, brings significant know-how, new production processes, and new product development. This could lead to further innovation and development of lower cost drives.  We expect to supply parts sets to Ritel to manufacture the encoders with delivery of the first 400 units expected for September 2008.

Backlog

As of March 31, 2008, the backlog for LaserCard® optical memory cards totaled $2.5 million scheduled for delivery through June 2008, compared with $5.7 million at March 31, 2007, and $8.3 million at March 31, 2006.  We have only a few customers who generally place orders for a several-month period so that variations in order placement from a single customer can materially affect backlog.  As a result, the relative size of our backlog has not been a reliable indicator of future sales revenue trends.

At March 31, 2008, our backlog in the drives, systems and services was $1.1 million due largely to the Costa Rica contract for an ID Management System for the country’s foreign resident card program.  We had no significant backlog for read/write drives at March 31, 2007.

The backlog as of March 31, 2008 for specialty cards and printers totaled 1.1 million euros (approximately $1.8 million) compared with 0.6 million euros (approximately $0.8 million) at March 31, 2007 and 0.8 million euros (approximately $1.0 million) at March 31, 2006.

In addition, we have a contract to deliver a turnkey non-optical card manufacturing facility in the Kingdom of Saudi Arabia valued at 5.9 million euros (approximately $9.3 million) and a contract to develop a conventional non-optical card production facility in Serbia valued at 0.5 million euros (approximately $0.8 million) at March 31, 2008 compared with 0.7 million euros (approximately $0.9 million) at March 31, 2007 and 0.7 million euros (approximately $0.8 million) at March 31, 2006.  We also have about $27 million from our Prevent contract for which revenue has not been recorded.

Gross Margin

The following table represents our gross margin in absolute dollars and as a percentage of revenue by segment for the fiscal years ended March 31 (in thousands, except for percentages):

				Change	Change
	2008	2007	2006	2008 vs 2007	2007 vs 2006
Optical memory cards	$7,991	$4,795	$13,107	$3,196	$(8,312)
% of optical memory card revenues	35%	25%	46%

Optical card drives, systems and services	(633)	(463)	(754)	(170)	291
% of optical card drive revenues	NM	NM	NM

Specialty cards and card printers	2,641	2,532	2,700	109	(168)
% of specialty cards and card printers revenues	20%	21%	25%
Total gross margin	$9,999	$6,864	$15,053	$3,135	$(8,189)
% of product revenue	27%	21%	38%

Optical Memory Cards.  Optical memory card gross margin can vary significantly based upon changes in average selling price, production and sales volumes, mix of card types, production efficiency and yields, and changes in fixed costs.  Unit volume greatly affects gross margin due to the absorption of fixed manufacturing costs.  The increase in optical memory card gross margin to 35% of revenue for fiscal year 2008 as compared with 25% of revenue for fiscal year 2007 was mainly due to a 12% increase in sales volume and product mix.  The decrease in optical memory card gross margin to 25% of revenue for fiscal year 2007 as compared with 46% of revenue for fiscal year 2006 is mainly due to the 34% decrease in sales unit volume and the resultant loss of efficiencies and economies of scale.

Drives, Systems and Services.  Drives, systems and services gross margin has been negative over the past three years, inclusive of fixed overhead costs, due to low sales volume and our policy to price drives close to manufacturing cost to promote card sales.  This segment also includes enabling services, also with lower margins than optical memory cards.  We anticipate that read/write drive negative gross margins will continue in the future unless sales volume is sufficient to cover fixed costs.  Gross margin in this segment will be variable depending upon the occurrence of enabling services revenue.

Specialty Cards and Card Printers.  The gross margin on specialty cards and card printers was 20% of total revenue in fiscal year 2008, 21% in fiscal year 2007, and 25% in fiscal year 2006.

Operating expenses

The following table presents operating expenses for the fiscal years ended March 31 (in thousands, except for percentage):

				Change	Change
	2008	2007	2006	2008 vs 2007	2007 vs 2006
Selling, general and administrative expenses	$15,253	$13,575	$11,949	$1,678	$1,626
Percent of change from prior year	12%	14%	0.5%

Research and development expenses	2,878	3,095	2,338	(217)	757
Percent of change from prior year	(7%)	32%	(23%)

Impairment of goodwill and intangible assets	—	3,811	—	(3,811)	3,811

Total operating expenses	$18,131	$20,481	$14,287	$(2,350)	$6,194

Selling, General, and Administrative Expenses (SG&A).  SG&A expenses increased by $1.7 million, or 12% in fiscal 2008 as compared with fiscal year 2007.  Approximately $0.9 million of the increase was due to the planned retirement agreement with the retiring CEO as described in “Commitments and Contingencies” in Note 7 of the Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data”, $0.1 million was for recruitment expenses, $0.4 million of the increase related to the SFAS No. 123(R) stock option expenses, and other miscellaneous expenses.  SG&A expenses were up $1.6 million during fiscal year 2007 as compared with fiscal year 2006.  Approximately $1.0 million of the increase was the result of the adoption of SFAS No. 123(R) stock option expensing.  The remaining increase was due to $0.4 million of consulting services for planning, and an increase in salaries related to additional personnel which were partially offset mainly by the decrease in management bonus of $0.7 million. We believe that SG&A expenses for fiscal year 2009 will remain consistent with fiscal year 2008 levels with the exception of SFAS No. 123(R) expenses related to inducement options for recruiting a new CEO, potential sales commissions and contingent bonus payments.

Research and Development Expenses (R&D).  R&D expenses decreased $0.2 million during fiscal year 2008 as compared with fiscal year 2007 mainly due to share-based expenses. During fiscal year 2007, R&D expenses increased $0.8 million as compared with fiscal year 2006 due to $0.4 million of SFAS 123R share-based expenses and $0.4 million of various R&D projects.  We are continuing our effort to develop new optical memory card and non-optical card features and structures, including various composite card structures to allow the insertion of contactless chips with radio frequency (RF) capability, dual-interface (contact-contactless) with optical memory, OVD (optically variable device) products, and other market-driven requirements.  We are also performing optical media development to allow new form factors for more flexibility in card layouts and integrated security features; enhanced optical memory card read/write drives for both increased reliability and ease of use and integration; new versions of read-only drives (readers) to meet various operational requirements such as office desktop units or handheld field units with integrated displays, biometrics, and RFID capability; and new software products in an effort to provide new products that can stimulate optical memory card sales growth.  We also recently completed the development of a new integrated card personalization system and have shipped several systems to customers in the past year. We anticipate that these ongoing research and development effort should result in enhanced card features and capabilities, new versions of read-only drives, and drives with advanced security features and/or lower manufacturing costs; however, there is no assurance that such product development effort will be successful.  These features are important for our existing and future optical memory card markets.  We expect R&D expenses to increase by approximately 50% during fiscal year 2009 compared with fiscal year 2008 due to the effort described above.

Impairment of Goodwill and Intangible Assets.  We perform an annual impairment evaluation of goodwill and other intangible assets to comply with SFAS No. 142, Goodwill and Other Intangible Assets.  Since March 31, 2004, we had been carrying goodwill and other intangible assets resulting from our purchase of CCD on March 31, 2004.  At March 31, 2007, we determined that estimated future cash flows were insufficient to justify the carrying value of goodwill and other intangible assets based on management’s decision to suspend optical memory card production in Germany.  As such, we recorded a non-cash pre-tax impairment charge of approximately $3.8 million to write-off these goodwill and indefinite lived other intangible assets  There was no impairment charge recorded during fiscal years 2006 or 2008.

Other Income, Net.  The following table presents other income, net for the fiscal years ended March 31 (in thousands):

	2008	2007	2006
Interest income	$888	$980	$583
Other income	30	45	18
Interest expense	(72)	(107)	(80)
Other expense	(34)	(23)	(50)
	$812	$895	$471

The decrease in interest income in fiscal 2008 versus fiscal 2007 was mainly due to a lower amount of invested funds while the increase in interest income in fiscal 2008 versus fiscal 2006 was mainly due to higher interest rates.  The decrease in interest expense in fiscal 2008 versus fiscal 2007 was due to improved management of the forward contracts while the increase in interest expense in fiscal 2007 versus fiscal 2006 was mainly due to less than favorable rates of the forward contracts.  We expect interest income to decrease in the near-term due to the declining interest rates resulting from the recent actions of the Federal Reserve Bank in lowering the Federal funds rate and the issues surrounding the auction rate securities.

Income Taxes.  In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”). This Interpretation clarifies the accounting for uncertainty in income taxes recognized in our financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The evaluation of a tax position in accordance with FIN 48 is a two-step process. The first step is recognition: We determine whether it is “more-likely-than-not” that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In evaluating whether a tax position has met the “more-likely-than-not” recognition threshold, we presume that the position will be examined by the appropriate taxing authority that would have full knowledge of all relevant information. The second step is measurement: A tax position that meets the “more-likely-than-not” recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely to be realized upon ultimate settlement. FIN 48 is effective for fiscal years beginning after December 15, 2006 which for us was the fiscal year commencing on April 1, 2007.  Upon adoption of FIN 48 on April 1, 2007, we recognized a cumulative effect adjustment of $62,000, decreasing its income tax liability for unrecognized tax benefits, and decreasing the March 31, 2007 accumulated deficit balance.

As of March 31, 2008, the total amount of gross unrecognized tax benefits was approximately $229,000 and the entire balance represents the amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate.  We do not currently anticipate that any significant increase or decrease to unrecognized tax benefits will be recorded during the next 12 months.

We recognize interest and penalties accrued on any unrecognized tax benefits as a component of its provision for income taxes. As of March 31, 2008, we have accrued $34,000 for payment of interest and penalties related to unrecognized tax benefits.

A reconciliation of the beginning and ending amount of unrecognized tax benefit is as follows:

Balance as of March 31, 2007	$(229,000)
Gross increases - tax positions in prior period	—
Gross decreases - tax positions in prior period	—
Gross increases - current-period tax positions	—
Decreases relating to settlements	—
Reductions as a result of a lapse of statute of limitations	—
Foreign exchange reserve	—
Balance as of March 31, 2008	$(229,000)

Although we file U.S. federal, various state, and foreign tax returns, our only major tax jurisdictions are the United States, California and Germany.  Tax years 1993 through 2008 remain subject to examination by the appropriate governmental agencies, mainly the United States, due to tax loss carryovers from those years.

We recorded an income tax benefit of $114,000 and $351,000 for fiscal years 2008 and 2007, respectively. During fiscal year 2006, we recorded an income tax expense of $443,000.  The tax benefit for fiscal year 2008 was due mainly to the reduction of deferred income tax liabilities in Germany offset by an adjustment related to a tax reserve for FIN 48.  The payments from GIG/Prevent received during fiscal years 2008, 2007 and 2006 are recorded as income on the federal tax return even though they are not recorded as income under U.S. generally accepted accounting principles.  This income has been offset by net operating loss carryforwards generated in previous years.  However, alternative minimum taxes are due when tax return income is offset by net operating loss carryforwards generated in previous years.  A full valuation allowance was required at the end of fiscal years 2008, 2007, and 2006 considering both the positive and negative evidence regarding our ability to generate sufficient future taxable income to realize our deferred income tax assets.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes cash, cash equivalents and investments as of March 31 (in thousands):

	2008	2007
Cash and cash equivalents	$5,583	$3,026
Short-term investments in auction rate securities	$-	$17,500
Long-term Investments in auction rate securities	$12,875	$-

We account for our short-term marketable securities in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS No. 115”).  We consider all highly liquid investments, consisting primarily of commercial paper, discount notes, and U.S. government bonds, auction rate securities, with original or remaining maturities of three months or less at the date of purchase, to be cash equivalents.  All investments with original or remaining maturities of more than three months but not more than one year at the date of purchase are classified as short-term.  Investments with original or remaining maturities of more than one year at the date of purchase are classified as long-term.  We determine the length of our investments after considering our cash requirements and yields available for the type of investment considered by our Company. We determine the appropriate classification of debt and equity securities at the time of purchase and reevaluate the classification of investments as of each balance sheet date.

As of March 31, 2008, we had $12.9 million of auction rate securities, net of $0.6 million of unrealized loss, accounted for as available-for-sale and classified as long-term securities due to the underlying events surrounding the failed auctions as explained in the next paragraph. We held no short-term investments as of March 31, 2008.   As of March 31, 2007 we held $17.5 million of auction rate securities classified as short-term investments and had no long-term investments.

Auction rate securities are securities that are structured with short-term interest rate reset dates of generally 28 to 35 days but with contractual maturities that can be well in excess of ten years.  Our auction rate securities consist of investments that are secured by pools of student loans which are guaranteed for 95% of principal and interest under the Federal Family Education Loan Program (“FFELP) and are AAA rated.  We believe that the credit quality of these securities is high based on these guarantees.  We do not own, and have not invested in, any auction rate securities secured by mortgages or collateralized debt obligations.  At the end of each reset period, we can sell or continue to hold the securities at par value. This auction process has historically provided a liquid market for auction rate securities.  Recently, however, certain auctions failed due to sell orders exceeding buy orders.  We continued to see deterioration in the market for these types of securities which spread from initially primarily subprime mortgage related securities to other forms of securities. The funds associated with failed auctions will not be accessible until a successful auction occurs, a buyer is found outside of the auction process, or the underlying securities have matured or are recalled by the issuer.  Given the recent disruptions in the credit markets and the fact that the liquidity for these types of securities remains uncertain, as of March 31, 2008, we have classified all of our auction rate securities as a long-term asset in our consolidated balance sheet as our ability to liquidate such securities in the next 12 months is uncertain.

We believe declines in auction rate securities fair values due to the lack of liquidity to be temporary.  We have the ability and intent to hold these investments until recovery of fair value occurs.  As such, we did not consider the impairment to be permanent and recorded an unrealized loss of $0.6 million, net of tax, in other comprehensive income (loss) in the shareholder's equity section of the consolidated balance sheet at March 31, 2008.

In valuing its investments, the Company primarily uses market data or fair values derived from brokerage statements supplied by the Company’s brokerage firm.  The fair values of the auction rate securities with failed auctions and are subject to unobservable inputs in the fair value measurement that are derived from fair values calculated by the Company’s brokerage firm using their internally developed valuation methodology based on a present value cash flow model. We also used a valuation firm to help us analyze the reasonableness of the fair values provided by our brokerage firm.

We evaluate our investments periodically for possible other-than-temporary impairment by reviewing factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and our ability and intent to hold the investment for a period of time which may be sufficient for anticipated recovery of market value.  We will record an impairment charge to the extent that the carrying value of our available for sale securities exceeds the estimated fair market value of the securities and the decline in value is determined to be other-than-temporary.

We believe that we have sufficient available cash to execute our business plan for fiscal 2009 and our anticipated operations in fiscal 2010 as we expect the estimated level of revenues and customer advance payments over the next 12 months to be sufficient to generate cash from operating activities over the same period.  Although quarterly fluctuations are expected, we do not expect to have need for liquidity for our funds invested in auction rate securities during fiscal 2009 and 2010 to fund our operations.  However, operating cash flows could be negatively impacted to a significant degree if our largest U.S. government program were to be delayed, reduced, canceled, or not extended; if the Angolan national ID card program does not materialize as planned internally; and if these programs are not replaced by other card orders or other sources of income. Should we unexpectedly require additional cash resources, an absence of liquidity from our auction rate investments should require us to see funds elsewhere, which may be more unattractive or unavailable.

       Our agreement with the government of Costa Rica signed on December 20, 2007, required us to issue a completion bond of approximately $167,000, equivalent to 10% of the contract price.  We purchased a certificate of deposit representing the completion bond which is classified as other non-current assets in our consolidated balance sheet at March 31, 2008.  The bond shall remain in effect for one year (12 months) after the final acceptance date of delivery of the last batch of shipment, tentatively scheduled in the first quarter of fiscal year 2009.  At March 31, 2008, we had classified the restricted cash as non-current assets.

We have not established a line of credit.  We may negotiate a line of credit, although no assurance can be made that such financing would be available on favorable terms or at all, if needed.

The following table displays the sources and uses of cash by activity for the fiscal years ended March 31 (in thousands):

	2008	2007	2006
Net cash provided by (used in) operating activities	$(336)	$(471)	$5,048
Net cash provided by (used in) investing activities	$2,580	$553	$(11,318)
Net cash provided by financing activities	$694	$1,020	$4,432

Cash used in operations of $0.3 million in fiscal year 2008 consists of $1.8 million used due to the loss in operations, net of non-cash items, $0.5 million used for increases in operating assets partially offset by increases in operating liabilities of $2.0 million. Cash used in operations of $0.5 million in fiscal year 2007 primarily consists of $3.3 million used due to the loss in operations, net of non-cash items; $4.6 million received from Prevent, net of equipment purchased for this contract; and $1.8 million used in changes in other working capital items.  Cash provided by operations of $5.0 million in fiscal year 2006 primarily consists of $3.7 million received from GIG, net of equipment purchased for this contract, plus $4.5 million from net income, plus non-cash items.  Additionally, advance payments received from customers totaled $6.1 million, offset by changes in other working capital items of $5.6 million.

Net cash provided by investing activities of $2.6 million during fiscal year 2008 consisted of $4.0 million from net proceeds of maturity of investments, less capital expenditures and changes in non-current assets of $1.4 million. Net cash provided by investing activities of $0.6 million during fiscal year 2007 consisted primarily of $3.8 million from net proceeds of maturity of investments, less capital expenditures of approximately $3.1 million.  Net cash used in investing activities of $11.3 million during fiscal year 2006 consisted of net purchases of investments of $8.9 million and capital expenditures of approximately $2.3 million.

Net cash provided by financing activities during fiscal years 2008, 2007, and 2006 consisted of net proceeds from the sale of common stock under our employee stock plans.

We made capital equipment and leasehold improvement purchases of approximately $1.2 million during fiscal year 2008 compared with approximately $3.1 million during fiscal year 2007 and $2.3 million during fiscal year 2006.  We have an annual production capacity of 10 million roll-process cards in conjunction with approximately 9 million sheet-process cards depending upon the optimum mix of features.  Additional manufacturing equipment currently on order for delivery in September 2008 will increase our capacity for sheet-process cards to 16 million per year. We plan to use cash on hand, cash generated from operations, and leasing to fund capital expenditures of approximately $7 million for equipment and leasehold improvements for card production, read/write drive tooling and assembly, and general support items throughout the next twelve months.  A portion of the capital expenditures will require debt financing which we believe can be obtained on reasonable terms.  In addition, should we unexpectedly require additional cash resources, an absence of liquidity from our auction rate investments could require us to seek funds elsewhere, which may be more unattractive or unavailable.

During fiscal year 2008, we entered into a lease agreement with a four-year term to acquire equipment.  This was recorded as a capitalized lease in the amount of about $113,000 (80,000 euros) in accordance with SFAS 13, Accounting for Leases.  The accumulated depreciation at March 31, 2008 was approximately $17,000 (12,000 euros).  We had no other debt financing activities.

Contractual Obligations.  The following table provides a summary of the effect on liquidity and cash flows from our contractual obligations for the following years ended March 31 (in thousands):

						2014 and
Contractual obligations:	2009	2010	2011	2012	2013	Thereafter	Total
Non-cancelable operating leases	$1,048	$1,505	$1,539	$1,572	$1,563	$1,221	$8,448
Non-cancelable purchase orders	1,754	—	—	—	—	—	1,754
Total	$2,802	$1,505	$1,539	$1,572	$1,563	$1,221	$10,202

CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles.  Note 2 of the Notes to Consolidated Financial Statements describe the significant accounting policies and methods used in the preparation of the consolidated financial statements. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses.  On an ongoing basis, we evaluate our estimates, including those related to our revenues, inventories, stock-based compensation, warranties, and income taxes.  We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

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

Revenue Recognition.  Product sales primarily consist of sales of optical cards; drives, systems and services; and specialty cards and card printers.  We recognize revenue from product sales when the following criteria are met:  (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the fee is fixed or determinable; and (4) collectability is reasonably assured.  We recognize revenue on product sales at the time of shipment when shipping terms are F.O.B. shipping point, orders are placed pursuant to a pre-existing sales arrangement, and there are no post-shipment obligations other than customer acceptance criteria or, in the case of a U.S. government contract, warehousing.  Where appropriate, provision is made at the time of shipment for estimated warranty costs and estimated returns.

Orders for Permanent Resident and Border Crossing Cards for the U.S. government require delivery into a secure Company-controlled vault.  Shipments are later made from the vault to a U.S. government site.  The bill and hold procedures also provide that at the end of any one-year contract term when a renewal option is not exercised, the U.S. government is to take final delivery of any and all of its remaining inventory within six months.  At the time the cards are delivered into the vault, title to the cards is transferred to the U.S. government and all risks of ownership are transferred as well.  The prime contractor is invoiced, with payment due within thirty days and the purchase orders do not contain any return (other than for warranty) or cancellation provisions. Pursuant to the provisions of SEC Staff Accounting Bulletin No. 104 ― Revenue Recognition (“SAB 104”), revenue is recognized on delivery into the vault as we have fulfilled its contractual obligations and the earnings process is complete.

For sales that include customer-specified acceptance criteria, we recognize revenue only after the acceptance criteria have been met and presuming that all other revenue criteria have been met.  We defer revenue from services and recognize it over the contractual period, or as we render services and the customer accepts them.

We apply the provisions of the Emerging Issues Task Force Issue No. 00-21, Revenue Arrangements with Multiple Deliverables (“EITF 00-21”), to revenue arrangements with multiple deliverables.  EITF 00-21 provides criteria governing how to identify whether goods or services that are to be delivered separately in a bundled sales arrangement should be accounted for separately. Deliverables are accounted for separately if they meet all of the following criteria: a) the delivered items have stand-alone value to the customer; b) the fair value of any undelivered items can be reliably determined; and c) if the arrangement includes a general right of return, delivery of the undelivered items is probable and substantially controlled by the seller. In situations where the deliverables fall within higher-level literature as defined by EITF 00-21, we apply the guidance in that higher-level literature. Deliverables that do not meet these criteria are combined with one or more other deliverables.

We apply the provisions of Statement of Position No. 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts ("SOP No. 81-1") in applicable contracts. Revenues on time and materials contracts are recognized as services are rendered at contract labor rates plus material and other direct costs incurred.  Revenues on fixed price contracts are recognized on the percentage of completion method based on the ratio of total costs incurred to date compared to estimated total costs to complete the contract.  Estimates of costs to complete include material, direct labor, overhead and allowable general and administrative expenses.  In circumstances where estimates of costs to complete a project cannot be reasonably estimated, but it is assured that a loss will not be incurred, the percentage-of-completion method based on a zero profit margin, rather than the completed-contract method, is used until more precise estimates can be made. The full amount of an estimated loss is charged to operations in the period it is determined that a loss will be realized from the performance of a contract.  For the fiscal years ended March 31, 2008, 2007, and 2006, we recognized approximately $249,000, $12,000, and $77,000, respectively, of revenues based on a zero profit margin related to a long-term contract.

We apply the provisions of Statement of Position No. 97-2, Software Revenue Recognition, as amended by Statement of Position 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions to all transactions involving the sale of software products.  Revenue from the license of our software products is recognized when persuasive evidence of an arrangement exists, the software product has been delivered, the fee is fixed or determinable, and collectability is probable, and, if applicable, upon acceptance when acceptance criteria are specified or upon expiration of the acceptance period.  Software revenue was immaterial for fiscal years ended March 2008, 2007, and 2006, respectively.

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

	2008	2007	2006
Beginning balance	$743	$648	$132
Accruals for products sold	144	164	568
Costs incurred/Adjustments	(232)	(69)	(52)
Ending balance	$655	$743	$648

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

Accounting for Income Taxes.  The net deferred income tax liability of $313,000 at March 31, 2008, $388,000 at March 31, 2007 and $568,000 at March 31, 2006 is a result of the operations of our German subsidiary.  As part of the process of preparing our consolidated financial statements, we are required to estimate income taxes in each of the jurisdictions in which we operate.  This process involves estimating the actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and accounting purposes.  These differences result in deferred income tax assets and liabilities, which are included within the consolidated balance sheets.  We must then assess the likelihood that the deferred income tax assets will be recovered from future taxable income and to the extent that management believes recovery is not likely, we must establish a valuation allowance.

In fiscal year 2008 the valuation allowance increased by $2 million. The change in valuation allowance relates to the increase in net operating loss carryforwards ("NOLs") of $1.1 million and other increases in our gross deferred income tax assets.

Our federal net operating loss carryforwards (“NOLs”) as of March 31, 2008 of $26.2 million will expire at various dates from 2008 through 2028, if not utilized. Of this amount, $19.3 million represents NOL’s relating to windfall stock option deductions, the benefit of which will be credited to stockholders’ equity when realized. Federal tax credits in the amount of $272,000 for alternative minimum taxes have no expiration. Federal R&D tax credits in the amount of $330,000 will expire on various dates from 2013 through 2027, if not utilized. California tax credits related to R&D and alternative minimum tax in the amount of $166,000 have no expiration date.

Our methodology for determining the realizability of our deferred income tax assets involves estimates of future taxable income based upon booked orders; the estimated impact of future stock option deductions; and the expiration dates and amounts of net operating loss carryforwards.  We have had difficulty in the past, and expect to have continued difficulty in the future, in reliably forecasting our revenue.  This resulted in our basing our estimates of future income for these purposes on booked orders only.  As circumstances change, we may in the future be able to estimate revenue based upon our forecast revenues rather than only using booked orders, although we cannot say when or if this will occur.

In concluding that a full valuation allowance was required at the end of fiscal year 2006 and 2007 and continues to be required at the end of fiscal year 2008, we considered both the positive and negative evidence regarding our ability to generate sufficient future taxable income to realize our deferred income tax assets.  Positive evidence included (1) the level of sales and business experienced under the contracts for the U.S. Department of Homeland Security’s Permanent Resident card and Border Crossing card programs and for the Canadian government’s Permanent Resident Card program; (2) prospects in Italy and the Kingdom of Saudi Arabia for national identification card programs; and (3) expected future orders.  Negative evidence included (1) our reliance on a limited number of customers for a substantial portion of our business; (2) the uncertainty in timing of anticipated orders from our customers; (3) the impact of future stock option deductions on taxable income; (4) our experience of net operating loss carryforwards expiring unused through fiscal year 2004; (5) the recent financial statement losses; and (6) the prior three years’ cumulative tax net operating losses exclusive of payments derived from the Prevent contract.  In weighing the positive and negative evidence, we considered the “more likely than not” criteria pursuant to SFAS No. 109 as well as the following risks related to our business:  “dependence on a small number of customers,” “lengthy sales cycles,” “technological change,” and “competition”.  As described, we concluded that the negative evidence outweighed the positive evidence and as a result we recorded a valuation allowance equal to the full amount of the deferred income tax asset as of March 31, 2006 and again at March 31, 2007 and at March 31, 2008.

In the event that actual results differ from these estimates or that these estimates are adjusted in future periods, we may need to adjust the amount of the valuation allowance based on future determinations of whether it is more likely than not that some or all of our deferred income tax assets will be realized.  A decrease in the valuation allowance would be recorded as an income tax benefit or a reduction of income tax expense.  The net operating losses available to reduce future taxable income expire on various dates from fiscal year 2009 through fiscal year 2028.  To the extent that we generate taxable income in jurisdictions where the deferred income tax asset relates to net operating losses that have been offset by a full valuation allowance, the utilization of these net operating losses would result in the reversal of the related valuation allowance.

Inventories.  We value our inventory at the lower of the actual cost to purchase and/or manufacture the inventory or market value with market value based on replacement cost or estimated realizable value less cost to sell.  We regularly review inventory quantities on hand and record a provision for excess and obsolete inventory based primarily on forecasts of product demand.  Demand for optical card drives can fluctuate significantly.  In order to obtain favorable pricing, purchases of certain read/write drive parts are made in quantities that exceed the booked orders.  We purchase drive parts for our anticipated demand and takes into consideration the order-to-delivery lead times of vendors and the economic purchase order quantity for such parts.  In addition, we keep a supply of card raw materials that we deem necessary for anticipated demand.  We use standard costs which approximate the first-in, first-out costing method.

We perform an analysis of the carrying value of inventory on a quarterly basis.  With respect to inventory carrying values, we follow the principles articulated in SFAS No. 151, Inventory Costs — an Amendment of ARB No. 43, Chapter 4, (“SFAS No. 151”), ARB No. 43, Chapter 4 Inventory Pricing, paragraphs 5 through 7 and 10 and other authoritative guidance (e.g. SAB 100) as it relates to determining the appropriate cost basis of inventory and determining whether firm, noncancelable purchase commitments should be accrued as a loss if forecasted demand is not sufficient to utilize all such committed inventory purchases and the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). Following SFAS No. 151, we allocate fixed production overheads to the costs of conversion based on the normal capacity of the production facilities. We applied SFAS No. 151 to inventory costs incurred effective April 1, 2006.  The provisions of this statement were applied prospectively.

Prior to the adoption of SFAS No. 151, full overhead absorption would only occur if we produced at full capacity at each operation.  This resulted in the recording of the idle capacity, the difference between actual production and full capacity, as a period cost on the income statement for the period in which it arose.  In applying SFAS No. 151, our analysis has shown that normal capacity is greater than actual production but less than full capacity.  Therefore, the amount of period cost for excess capacity is reduced, and the per-unit amount of overhead applied to production and inventory has increased.  The SFAS No. 151 valuation applied on a FIFO basis resulted in an increase to the inventory value totaling $219,000 at the period of adoption in the first quarter of fiscal year 2007.

We establish aged inventory reserves and obsolescence reserves. Inventory reserves are generally recorded when management determines that an item is not readily saleable. Inventory reserves are not relieved until the related inventory has been sold or scrapped. The excess and obsolete inventory reserves net change was a net increase of $76,000, a net increase of $334,000, and a net decrease of $145,000 for the fiscal years ended March 31, 2008, 2007, and 2006, respectively.  The net changes for fiscal year 2008 and 2007 were largely due to inventory of optical memory cards based on an old design. The net relief for fiscal year 2006 was due to disposition of reserved inventory of the optical memory cards and read/write drives. As part of our quarterly excess/obsolete inventory analysis, we also determine whether lower of cost or market adjustments (i.e., where selling prices less certain costs are not sufficient to recover inventory carrying values) are warranted. We did not record any lower of cost or market adjustments in our consolidated statements of operations for fiscal years ended March 31, 2008, 2007, and 2006.  Our inventory reserves are based upon the lower of cost or market for slow moving or obsolete items.  As a result, we believe a 10% increase or decrease of sales would not have a material impact on such reserves.

Impairment of Goodwill and Intangible Assets.  We perform an annual impairment testing of goodwill and other intangible assets to comply with SFAS No. 142, Goodwill and Other Intangible Assets.  At March 31, 2007, we determined that estimated future cash flows were insufficient to justify the carrying value of the goodwill and intangible assets related to the March 31, 2004, acquisition of our German operations based on management’s decision to suspend optical memory card production in Germany.  As such, we recorded a non-cash pre-tax impairment charge of approximately $3.8 million to write-off these goodwill and other intangible assets.  During fiscal years 2006 and 2005, the future cash flows had been determined to be sufficient based in part on planned production of a portion of our optical memory cards in our facility in Germany.  There was no impairment charge during fiscal year 2006 or 2008.  We intend to continue to use the facility and equipment in Germany to produce specialty cards although plans to use the facility to produce LaserCard® optical memory cards in Germany were suspended during fiscal year 2007.  However, we now have plans to reinstate production of optical memory cards, or certain steps in their production, in Germany in the future.

Share-Based Compensation.  As described in detail in Note 2, Stock-Based Compensation, of the accompanying Notes to the Consolidated Financial Statements, effective April 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123(R), using the modified-prospective transition method. Under the fair value recognition provisions of SFAS No. 123(R), share-based compensation cost is estimated at the grant date based on the fair value of the award and is recognized as expense, net of estimated forfeitures, ratably over the vesting period of the award. Calculating share-based compensation expense requires the input of highly subjective assumptions, including the expected term of the share-based awards, stock price volatility, and pre-vesting stock option forfeitures. We estimated the expected life of stock options granted during fiscal year ended March 31, 2008 based upon vesting provision and historical exercise, cancellation, and expiration patterns. We estimate the volatility of our common stock at the date of grant based on the historical volatility of our common stock. The assumptions used in calculating the fair value of stock-based awards represent our best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our share-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. We estimate the forfeiture rate based on historical experience. If our actual forfeiture rate is materially different from our estimate, the stock-based compensation expense could be significantly different from what we have recorded in the current period.

As a result of adopting SFAS No. 123(R) using the modified prospective method, our net income applicable to common shareholders for the fiscal year ended March 31, 2008 includes $2 million of share-based compensation expense from stock options and $0.1 million of Employee Stock Purchase Plan expense included in the consolidated statements of operations. During the fiscal year ended March 31, 2007 our share-based compensation expense included $1.7 million from stock options and $0.1 million of Employee Stock Purchase Plan expensed in the consolidated statements of operations.  As of March 31, 2008, $3.7 million of total unrecognized compensation cost related to unvested share-based compensation arrangements is expected to be recognized over the remaining vesting period through December 31, 2012. Prior to the adoption of SFAS No. 123(R), we provided pro forma disclosures of net income (loss) as if the fair-value-based method had been applied.

Valuation of Auction Rate Securities. Our auction rate securities are classified as available-for-sale and are carried at fair value. Unrealized gain and losses, if any, are recorded as a component of accumulated other comprehensive income. Declines in fair value judged to be other-than-temporary, if any, are recorded in our consolidated statement of operations as incurred. The auction rate securities are classified based on an assessment of their liquidity as of our most recent balance sheet date. These securities typically have fixed reset dates within one year, which are designed to allow investors to exit these instruments at par even though the underlying debt instruments may have nominal maturity of as much as 40 years. However, auctions recently began to fail and as a result, our ability to exit these instruments in the short-term is not guaranteed. A failed auction is generally considered an auction with more sellers than buyers or an auction with no buyers at all. An assessment is performed for auction rate securities with failed auctions and the instruments are classified based on our ability to hold the auction rate securities until the forecasted recovery of fair value.

In accordance with EITF 03-01 and FSP FAS 115-1 and 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, we evaluate our investments periodically for possible other-than-temporary impairment by reviewing factors such as current economic and market conditions, the length of time and extent to which fair value has been below cost basis, the financial condition and credit rating of the issuer and our ability and intent to hold the investment for a period of time which may be sufficient for anticipated recovery of market value. We will record an impairment charge to the extent that the carrying value of our available for sale securities exceeds the estimated fair market value of the securities and the decline in value is determined to be other-than-temporary. We will continue to monitor and evaluate the value of our investments each reporting period for a possible impairment or a cause to believe there is any other-than-temporary impairment to our investment holdings.

In valuing its investments, we primarily use market data or fair values derived from brokerage statements supplied by our brokerage firm. The fair value of the auction rate securities with failed auctions are subject to unobservable inputs in the fair value measurement that are derived from fair values calculated by our brokerage firm using their internally developed valuation methodology based on a present value cash flow model. We also used a valuation firm to help us analyze the reasonableness of the fair values provided by our brokerage firm.

EFFECTS OF RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENT

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”). This Interpretation clarifies the accounting for uncertainty in income taxes recognized in the Company’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The evaluation of a tax position in accordance with FIN 48 is a two-step process. The first step is recognition: We determine whether it is “more-likely-than-not” that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In evaluating whether a tax position has met the “more-likely-than-not” recognition threshold, we presume that the position will be examined by the appropriate taxing authority that would have full knowledge of all relevant information. The second step is measurement: A tax position that meets the “more-likely-than-not” recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely to be realized upon ultimate settlement. FIN 48 is effective for fiscal years beginning after December 15, 2006 which for us was the fiscal year commencing on April 1, 2007.

Upon adoption of FIN 48 on April 1, 2007, we recognized a cumulative effect adjustment of $62,000, decreasing our income tax liability for unrecognized tax benefits, and decreasing the March 31, 2007 accumulated deficit balance.

As of March 31, 2008, the total amount of gross unrecognized tax benefits was approximately $229,000 and the entire balance represents the amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate.  We do not currently anticipate that any significant increase or decrease to unrecognized tax benefits will be recorded during the next 12 months.

We recognize interest and penalties accrued on any unrecognized tax benefits as a component of our provision for income taxes. As of March 31, 2008, we have accrued $34,000 for payment of interest and penalties related to unrecognized tax benefits.

A reconciliation of the beginning and ending amount of unrecognized tax benefit is as follows:

Balance as of March 31, 2007	$(229,000)
Gross increases - tax positions in prior period	—
Gross decreases - tax positions in prior period	—
Gross increases - current-period tax positions	—
Decreases relating to settlements	—
Reductions as a result of a lapse of statute of limitations	—
Foreign exchange reserve	—
Balance as of March 31, 2008	$(229,000)

Although we file U.S. federal, various state, and foreign tax returns, our only major tax jurisdictions are the United States, California and Germany.  Tax years 1993 through 2008 remain subject to examination by the appropriate governmental agencies, mainly the United States, due to tax loss carryovers from those years.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 2007, EITF Issue No. 07-3 ("EITF 07-3"), Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities, was issued that requires companies to defer and capitalize prepaid, nonrefundable research and development payments to third parties and recognize such amounts over the period that the research and development activities are performed or the services are provided, subject to an assessment of recoverability. The guidance is effective for new contracts entered into in fiscal years beginning after December 15, 2007, including interim periods within those fiscal years.  Earlier application is not permitted.  We believe that application of this guidance will not have a material impact on our consolidated financial statements.

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in U.S. generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 is intended to be applied in conjunction with other accounting pronouncements that require or permit fair value measurements. Although SFAS No. 157 does not require any new fair value measurements, its application may change current practice for some entities. The definition of fair value contained in SFAS No. 157 retains the exchange price notion inherent in earlier definitions of fair value. SFAS No. 157 clarifies that the exchange price is the price in an orderly transaction between market participants to sell an asset or transfer a liability in the principal (or most advantageous) market for the asset or liability. Accordingly, the definition focuses on the price that would be received to sell the asset or paid to transfer the liability at the measurement date (an exit price), not the price that would be paid to acquire the asset or received to assume the liability at the measurement date (an entry price). SFAS No. 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Therefore, SFAS No. 157 prescribes that a fair value measurement be determined based on the assumptions that market participants would use in pricing the asset or liability. We have not yet determined what impact this statement will have on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 provides entities with an option to report selected financial assets and liabilities at fair value, with the objective to reduce both the complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently.  SFAS No. 159 is effective for fiscal years beginning after November 15, 2007.  We have not yet determined what impact this statement will have on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”).  SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141R is effective for fiscal years beginning after December 15, 2008. We will assess the potential impact of the adoption of SFAS 141R if and when a future acquisition occurs.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51 (“SFAS 160”).  SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for fiscal years beginning after December 15, 2008. We are currently evaluating the potential impact of the adoption of SFAS 160 on our consolidated financial statements.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangement as of March 31, 2008 and 2007 that has or is reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

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

Auction rate securities are securities that are structured with short-term interest rate reset dates of generally 28 to 35 days but with contractual maturities that can be well in excess of ten years.  Our auction rate securities consist of investments that are secured by pools of student loans which are guaranteed for 95% of principal and interest under the Federal Family Education Loan Program (“FFELP) and are AAA rated.  We believe that the credit quality of these securities is high based on these guarantees.  We do not own, and have not invested in, any auction rate securities secured by mortgages or collateralized debt obligations.  At the end of each reset period, investors can sell or continue to hold the securities at par value.  This auction process has historically provided a liquid market for auction rate securities.  Recently, however, certain auctions failed due to sell orders exceeding buy orders.  We continued to see deterioration in the market for these types of securities which spread from initially primarily subprime mortgage related securities to other forms of securities.  The funds associated with failed auctions will not be accessible until a successful auction occurs, a buyer is found outside of the auction process, or the underlying securities have matured or are recalled by the issuer.  Given the recent disruptions in the credit markets and the fact that the liquidity for these types of securities remains uncertain, as of March 31, 2008, we have classified all of our auction rate securities as a long-term asset in our consolidated balance sheet as our ability to liquidate such securities in the next 12 months is uncertain.

Based on an analysis of other-than-temporary impairment factors, we recorded a temporary impairment within other accumulated comprehensive loss of approximately $0.6 million at March 31, 2008 related to these auction rate securities.  Our auction rate securities portfolio as of March 31, 2008 was $12.9 million and has continued to experience failed auctions.

Our marketable securities are reported at fair value with the related unrealized gains and losses included in accumulated other comprehensive income (loss), a component of shareholders' equity, net of tax.  We evaluate our investments periodically for possible other-than-temporary impairment by reviewing factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and our ability and intent to hold the investment for a period of time which may be sufficient for anticipated recovery of market value.  We will record an impairment charge to the extent that the carrying value of our available for sale securities exceeds the estimated fair market vale of the securities and the decline in value is determined to be other-than-temporary.  Refer to Note 2 of the Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data,”  for further discussion of our investments in marketable securities.

The following summarizes investments at fair value, weighted average yields and expected maturity dates for the fiscal years ended March 31 (in thousands):

	2008	2007

Auction rate securities, short term	$—	$17,500
Auction rate securities, long-term	13,500	—
Gross unrealized gains (losses)	(625)	—
Estimated fair market value	$12,875	$17,500
Weighted average yield	2.18%	5.29%
Maturity Dates	July 15, 2029 through January 25, 2047	March 30, 2007 through April 26, 2007

Foreign Currency Exchange Rate Risk.  Our U.S. operations sell products in various international markets.  During fiscal year 2008, revenue by our German subsidiary of approximately $13.2 million was denominated in foreign currency.  In addition, some raw material purchases and purchased services are denominated in foreign currency. Cash provided by/used in CCD operating activities has been immaterial.

We use short-term foreign exchange forward contracts to mitigate foreign currency risk associated primarily with inter-company receivables and payables, and loans receivable (denominated in Euros) to our German subsidiary.  Our foreign exchange forward contracts are not designated for accounting purposes as hedging instruments under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended.  Accordingly, any gains or losses resulting from changes in the fair value of the forward contract are reported in other income, net expenses.  The gains and losses on these forward contracts generally offset gains and losses associated with the underlying foreign currency denominated inter-company receivables and payables, and loans receivable.  At March 31, 2008, we had a foreign exchange forward contract with a maturity of less than 30 days to purchase 1.2 million euros.  The fair value of the forward contract was not material at March 31, 2008.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
LaserCard Corporation

We have audited LaserCard Corporation and subsidiaries’ internal control over financial reporting as of March 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). LaserCard Corporation and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in Management’s Report on Internal Control Over Financial Reporting included in Item 9A. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, LaserCard Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of March 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of LaserCard Corporation and subsidiaries as of March 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended March 31, 2008 and our report dated June 4, 2008 expressed an unqualified opinion thereon.

/s/ ODENBERG, ULLAKKO, MURANISHI  & CO. LLP

San Francisco, CA
June 4, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
LaserCard Corporation

We have audited the accompanying consolidated balance sheets of LaserCard Corporation and subsidiaries as of March 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended March 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements audited by us present fairly, in all material respects, the consolidated financial position of LaserCard Corporation and subsidiaries at March 31, 2008 and 2007, and the consolidated results of their operations and their cash flows for each of the three years in the period ended March 31, 2008, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 of the Notes to Consolidated Financial Statements, on April 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FAS 109. Also as discussed in Note 2 of the Notes to Consolidated Financial Statements, on April 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised), Share-Based Payment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), LaserCard Corporation and subsidiaries’ internal control over financial reporting as of March 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 4, 2008 expressed an unqualified opinion thereon.

/s/ ODENBERG, ULLAKKO, MURANISHI & CO. LLP

San Francisco, CA
June 4, 2008

LASERCARD CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
March 31, 2008 and 2007
(In thousands, except share and per share amounts)

	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$5,583	$3,026
Short-term investments	—	17,500
Accounts receivable, net	2,952	3,489
Inventories, net of reserves of $913 at March 31, 2008
and $837 at March 31, 2007	13,080	11,462
Deferred contract costs	303	233
Equipment held for resale	89	—
Prepaid and other current assets	1,618	1,594
Total current assets	23,625	37,304

Property and equipment, net	11,700	12,988
Long-term investments	12,875	—
Long-term deferred contract costs	561	721
Long-term equipment held for resale	6,599	6,340
Patents and other intangibles, net	402	411
Notes receivable	269	227
Other non-current assets	275	109
Total assets	$56,306	$58,100

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,561	$2,284
Accrued liabilities	3,221	2,989
Deferred income tax liabilities	405	388
Advance payments from customers	3,060	1,838
Deferred revenue	589	1,584
Capital lease obligation	30	—
Total current liabilities	9,866	9,083

Capital lease obligation, net of current portion	76	—
Advance payments from customer	23,770	23,554
Deferred revenue	3,437	2,000
Deferred rent	1,168	864
Income tax payable	263	—
Total liabilities	38,580	35,501

Commitments and contingencies (Note 7)

Stockholders' equity:
Preferred stock, $0.01 par value:
Authorized - 2,000,000 shares
Issued - none	—	—
Common stock, $0.01 par value:
Authorized - 30,000,000 shares
Issued and outstanding - 11,979,420 shares at March 31, 2008
and 11,857,542 shares at March 31, 2007	120	119
Additional paid-in capital	63,868	61,068
Accumulated deficit	(45,867)	(38,722)
Accumulated other comprehensive income (loss)	(395)	134
Total stockholders' equity	17,726	22,599

Total liabilities and stockholders' equity	$56,306	$58,100

The accompanying notes are an integral part of these consolidated financial statements.

LASERCARD CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Fiscal Years Ended March 31, 2008, 2007, and 2006
(In thousands, except per share amounts)

	2008	2007	2006

Revenue	$37,008	$32,270	$39,857

Cost of product sales (includes $336 of stock-based compensation in the fiscal year ended March 31, 2008 and $325 in the
fiscal year ended March 31, 2007)	27,009	25,406	24,804
Gross profit	9,999	6,864	15,053

Operating expenses:
Selling, general, and administrative expenses (includes
$1,498 of stock-based compensation in the fiscal year ended
March 31, 2008 and $1,116 in the fiscal year ended
March 31, 2007)	15,253	13,575	11,949
Research and development expenses (includes $256 of
stock-based compensation in the fiscal year ended
March 31, 2008 and $354 in the fiscal year ended
March 31, 2007)	2,878	3,095	2,338
Impairment of goodwill and intangible assets	—	3,811	—
Total operating expenses	18,131	20,481	14,287
Operating income (loss)	(8,132)	(13,617)	766

Other income, net	812	895	471

Income (loss) before income taxes	(7,320)	(12,722)	1,237

Provison for income tax (benefit)	(114)	(351)	443

Net income (loss)	$(7,206)	$(12,371)	$794

Net income (loss) per share:
Basic	$(0.60)	$(1.05)	$0.07
Diluted	$(0.60)	$(1.05)	$0.07

Weighted-average shares of common stock
used in computing net income (loss) per share:
Basic	11,929	11,814	11,415
Diluted	11,929	11,814	11,587

The accompanying notes are an integral part of these consolidated financial statements.

LASERCARD CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)
Fiscal Years Ended March 31, 2006, 2007, and 2008
(In thousands)

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Treasury Stock		Total Stockholders'	Comprehensive
	Shares	Amount	Capital	Deficit	Income (loss)	Shares	Amount	Equity	Income (loss)

Balance, March 31, 2005	11,437	$114	$54,155	$(27,145)	$209	(92)	$(655)	$26,678
Shares issued under stock option and stock purchase plans and related income tax benefits	297	3	3,977	―	―	92	655	4,635
Compensation related to stock plan activity	―	―	123	―	―	―	―	123
Comprehensive gains (loss):
Foreign currency translation adjustments	—	—	—	—	(213)	—	—	(213)	$(213)
Net income	—	—	—	794	—	—	—	794	794
Total comprehensive income									$581
Balance, March 31, 2006	11,734	117	58,255	(26,351)	(4)	—	—	32,017

Shares issued under stock option and stock purchase plans	124	2	1,018	―	―	―	―	1,020
Compensation related to stock plan activity	―	―	1,795	―	―	―	―	1,795
Comprehensive gains (loss):
Foreign currency translation adjustments	—	—	—	―	138	―	―	138	$138
Net loss	—	—	—	(12,371)	—	—	—	(12,371)	(12,371)
Total comprehensive loss									$(12,233)
Balance, March 31, 2007	11,858	119	61,068	(38,722)	134	—	—	22,599

Cumulative effect upon adoption of FIN48				62				62
Shares issued under stock option and stock purchase plans	122	1	711	―	―	―	―	712
Compensation related to stock plan activity	―	―	2,089	―	―	―	―	2,089
Comprehensive gains (loss):
Foreign currency translation adjustments	—	—	—	―	95	―	―	95	$95
Unrealized loss in fair value of investments	—	—	—	—	(625)	—	—	(625)	(625)
Net loss	—	—	—	(7,206)	—	—	—	(7,206)	(7,206)
Total comprehensive loss									$(7,736)
Balance, March 31, 2008	11,979	$120	$63,868	$(45,867)	$(395)	—	$—	$17,726

The accompanying notes are an integral part of these consolidated financial statements.

LASERCARD CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Fiscal Years Ended March 31, 2008, 2007, and 2006
(In thousands)

	2008	2007	2006
Cash flows from operating activities:
Net income (loss)	$(7,206)	$(12,371)	$794
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Depreciation and amortization	2,993	2,749	2,515
Gain (loss) on disposal of equipment	(6)	52	21
Impairment of goodwill and intangible assets	-	3,811	-
Provision for (recovery of) doubtful accounts receivable	(39)	(4)	34
Provision for excess and obsolete inventory	57	483	194
Provision for product return reserve	-	-	78
Provision for warranty reserve	143	162	516
Decrease in income tax payable and deferred tax asset	181	-	-
Stock-based compensation	2,090	1,795	130
Tax benefit relating to the exercise of stock options	-	-	196
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	901	1,658	(3,216)
Increase in inventories	(1,347)	(2,944)	(1,238)
Decrease (increase) in deferred contract costs	91	87	(1,041)
Decrease (increase) in prepaid and other current assets	155	(294)	47
Increase in equipment held for resale	(339)	(463)	(1,816)
Decrease (increase) in other non-current assets	-	54	(62)
Increase (decrease) in accounts payable and accrued liabilities	163	(1,484)	1,587
Decrease in deferred income tax liabilities	(49)	(230)	(30)
Increase (decrease) in deferred revenue	371	1,095	(46)
Increase in deferred rent	304	274	265
Increase in advance payments from customers	1,201	5,099	6,120
Net cash provided by (used in) operating activities	(336)	(471)	5,048
Cash flows from investing activities:
Increase in non-current assets	(167)	-	-
Purchases of property and equipment	(1,167)	(3,143)	(2,314)
Proceeds from sale of equipment	29	2	-
Acquisition of patents	(115)	(155)	(104)
Purchases of short-term investments	(7,000)	(20,600)	(27,200)
Proceeds from maturities of short-term investments	11,000	24,449	18,300
Net cash provided by (used in) investing activities	2,580	553	(11,318)
Cash flows from financing activities:
Proceeds from sale of common stock through stock plans	712	1,020	4,432
Principal payments on capital lease obligation	(18)	-	-
Net cash provided by financing activities	694	1,020	4,432
Effect of exchange rate changes on cash and cash equivalents	(381)	(197)	(6)
Net increase (decrease) in cash and cash equivalents	2,557	905	(1,844)
Cash and cash equivalents:
Beginning of period	3,026	2,121	3,965
End of period	$5,583	$3,026	$2,121

Supplemental disclosures - cash payments for:
Income taxes	$-	$163	$233
Interest expense	$71	$107	$80

Supplemental schedule of non-cash investing activities:
Equipment acquired under capital lease	$113	$-	$-
Unrealized loss in fair value of investments	$625	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

LASERCARD CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.        Organization and Operations

LaserCard Corporation, a Delaware Corporation, and its wholly owned subsidiaries, LaserCard Corporation, a California Corporation, and Challenge Card Design Plastikkarten GmbH of Germany (CCD) (collectively the “Company”) develop, manufacture and integrate LaserCard® optical memory cards, optical card drives, peripherals and specialty cards and printers.

The Company's customers for optical memory card related products are mainly value-added reseller (VAR) companies worldwide, that develop commercial applications for LaserCard products. Target markets for these products include government and commercial applications for portable, recordable, secure, identification cards and other unitary-record cards.  Current applications include United States Permanent Resident Card (“Green Card”), Canadian Permanent Resident Card, Italian national ID card, Kingdom of Saudi Arabia’s national ID card, India’s vehicle registration card in three states, biometric IDs and other card applications.

The Company supplies other advanced-technology cards, manufactured by CCD, for various applications, card printers and systems integration for gate-keeping and ticketing. The Company recently introduced a new secure, laser engravable passport data page product, which features a unique hinge system designed to maximize durability when the polycarbonate page is incorporated into a traditional passport book.  The data page can include a range of security features and an ICAO-compliant e-passport chip. The passport issuer personalizes the data page by laser engraving the passport holder’s facial image, demographics and ICAO-compliant machine readable data onto the data page.  The Company is offering the data page both with and without the ICAO standard e-passport chip through partners to several countries in the process of upgrading their passports. The Company is also in the business of delivering turnkey card manufacturing facilities which include the supply and installation of state-of-the-art card production equipment, transfer of manufacturing know-how, training, and production support.

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

(3.) Fiscal Period.  For purposes of presentation, the Company labels its annual accounting period end as March 31 and its quarterly accounting period ends as June 30, September 30 and December 31.  The Company, in fact, operates and reports based on quarterly periods ending on the Friday closest to month end.  Fiscal year 2008 ended on March 28, 2008, fiscal year 2007 ended on March 30, 2007, and fiscal year 2006 ended on March 31, 2006.

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

LASERCARD CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(5.) Derivative Financial Instruments. The Company uses short-term foreign exchange forward contracts to mitigate foreign currency risk associated primarily with inter-company receivables and payables, and loan receivables (denominated in Euros) with its German subsidiary.  The Company's foreign exchange forward contracts are not designated for accounting purposes as hedging instruments under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended.  Accordingly, any gains or losses resulting from changes in the fair value of the forward contracts are reported in other income.  The gains and losses on these forward contracts generally offset gains and losses associated with the underlying foreign currency denominated inter-company receivables and payables, and loans receivable.  At March 31, 2008 and 2007, the Company had foreign exchange forward contracts with a maturity of less than 30 days to purchase 1.2 million euros and 2.3 million euros, respectively.  The fair value of the forward contracts was not material at March 31, 2008, and 2007.

(6.) Concentrations of Risk. Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash, cash equivalents, short-term investments, long-term investments and accounts receivable. The Company places its cash, cash equivalents, short-term and long-term investments in high-credit quality financial institutions. The Company is exposed to credit risk in the event of default by these institutions to the extent of the amount recorded on the consolidated balance sheet. As of March 31, 2008, the Company had $12.9 million of student loan auction rate securities accounted for as available-for-sale and classified as long-term securities due to the underlying events surrounding the failed auctions. Given the recent disruptions in the credit markets and the fact that the liquidity for these types of securities remains uncertain, the Company has classified all of its auction rate securities as long-term assets in the Company's consolidated balance sheet as the Company's ability to liquidate such securities in the next 12 months is uncertain.  More detailed information about the risks the Company faces with regard to its investment in the auction rate securities can be found below.

Accounts receivable are derived from revenue earned from customers primarily located in the United States, Italy and Germany. The Company performs ongoing credit evaluations of its customers’ financial condition and generally does not require collateral. The Company maintains reserves for potential credit losses and historically, such losses have been immaterial

(7.) Major Customers. The following customers accounted for more than 10% of revenue for the fiscal years ended March 31 are:

	2008	2007	2006
Customer A	29%	28%	31%
Customer B	17%	13%	—
Customer C	14%	2%	—
Customer D	1%	8%	31%

The revenue from these customers was attributable to both the optical memory card and the optical card drive segments.  No other customer accounted for more than 10% of revenues during the periods.

One customer accounted for 37% of accounts receivable as of March 31, 2008.  Two customers accounted for 31% and 17%, respectively, of accounts receivable at March 31, 2007.

(8.) Cash and Cash Equivalents, Short-term Investments and Long-term Investments.  The Company considers all highly liquid investments, consisting primarily of commercial paper, discount notes and U.S. government bonds, with maturities of three months or less at the date of purchase, to be cash equivalents.  Short-term investments include securities with maturities at date of purchase of more than three months and investments with remaining maturities of less than one year.  All investments with maturities at date of purchase greater than one year are classified as long-term investments.  Management determines the appropriate classification of debt securities at the time of purchase and re-evaluates the classification of investments as of each balance sheet date.

All short-term and long-term investments, except investments in auction rate securities, are classified as held to maturity and are stated in the consolidated balance sheets at amortized cost.  As such investments are classified as held to maturity, no unrealized gains or losses are recorded.  The carrying amounts of individual held to maturity securities are reviewed at the consolidated balance sheet date for potential impairment.

LASERCARD CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company's auction rate securities are classified as available-for-sale and are carried at fair value.  Unrealized gain and losses, if any, are recorded as a component of accumulated other comprehensive income.  Declines in fair value judged to be other-than-temporary, if any, are recorded in the Company's consolidated statement of operations as incurred.  The auction rate securities are classified based on an assessment of their liquidity as of the Company's most recent balance sheet date.  These securities typically have fixed reset dates within one year, which are designed to allow investors to exit these instruments at par even though the underlying debt instruments may have nominal maturity of as much as 40 years.  However, auctions recently began to fail and as a result, the Company's ability to exit these instruments in the short-term is not guaranteed.  A failed auction is generally considered an auction with more sellers than buyers or an auction with no buyers at all.  An assessment is performed for auction rate securities with failed auctions and the instruments are classified based on the Company’s ability to hold the auction rate securities until the forecasted recovery of fair value.

In accordance with EITF 03-01 and FSP FAS 115-1 and 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, the Company evaluates their investments periodically for possible other-than-temporary impairment by reviewing factors such as current economic and market conditions, the length of time and extent to which fair value has been below cost basis, the financial condition and credit rating of the issuer and the Company's ability and intent to hold the investment for a period of time which may be sufficient for anticipated recovery of market value.  The Company will record an impairment charge to the extent that the carrying value of the Company's available for sale securities exceeds the estimated fair market value of the securities and the decline in value is determined to be other-than-temporary. The Company will continue to monitor and evaluate the value of their investments at each balance sheet date for a possible impairment or a cause to believe there is any other-than-temporary impairment to their investment holdings.

In valuing its investments, the Company primarily uses market data or fair values derived from brokerage statements supplied by the Company’s brokerage firm.  The fair value of the auction rate securities with failed auctions are subject to unobservable inputs in the fair value measurement that are derived from fair values calculated by the Company’s brokerage firm using their internally developed valuation methodology based on a present value cash flow model. The Company also used a valuation firm to help management analyze the reasonableness of the fair values provided by the brokerage firm.

LASERCARD CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cash equivalents and investments consist of the following (in thousands):

	March 31, 2008
		Gross	Gross
		Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

Cash equivalents	$4,581	$—	$—	$4,581
Short-term investments	—	—	—	—
Long-term investments	13,500	—	(625)	12,875
	$18,081	$—	$(625)	$17,456

	March 31, 2007
		Gross	Gross
		Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

Cash equivalents	$871	$—	$—	$871
Short-term investments	17,500	—	—	17,500
Long-term investments	—	—	—	—
	$18,371	$—	$—	$18,371

The short-term investments in fiscal year 2007 represent auction rate securities primarily consisting of student loan debt obligations whose underlying assets are primarily Federal Family Education Loan Program (“FFELP”) guaranteed.  As a result of recent auction failures during fiscal 2008, actual market prices or relevant observable inputs were not readily available to determine the fair value of the Company’s auction rate securities.  At March 31, 2008, the Company valued the auction rate securities using the fair value supplied by the Company’s brokerage firm derived from the brokerage firm’s internal valuation methodology using a discounted cash flow model and our own analysis.  Based on the estimated fair value at March 31, 2008, the Company recorded an unrealized other comprehensive loss of $625,000 in the quarter ended March 31, 2008.  Also, the Company reclassified the auction rate securities of $13.5 million to long-term investments from short-term investments as the Company has the ability and intent to hold the securities until anticipated recovery of fair value occurs.

The Company expects to liquidate its auction rate securities without significant loss primarily due to the government guarantees of a large portion of the underlying securities.  The Company has determined that these securities are temporarily impaired, mostly due to changes in interest rates and liquidity factors and not credit quality, and because the Company has the ability and intent to hold its $13.5 million of auction rate securities that it held as of March 31, 2008, until market stability is restored with respect to these securities.  However, it could take until the nominal maturity of the underlying debt instruments to realize the investments’ recorded value.

(9.) Fair Value of Financial Instruments.  The carrying amounts of the Company’s financial instruments including cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued liabilities, approximate their fair values due to their short-term maturities. Refer to Note 2 of the Notes to Consolidated Financial Statements regarding cash and cash equivalents, short-term investments and long-term investments.

The Company's agreement with the government of Costa Rica signed on December 20, 2007, required it to issue a completion bond of approximately $167,000, equivalent to 10% of the contract price.  The Company purchased a certificate of deposit representing the completion bond which is classified as other non-current assets in the company's consolidated balance sheet at March 31, 2008.  The bond shall remain in effect for one year (12 months) after the final acceptance date of delivery of the last batch of shipment, tentatively scheduled in the first quarter of fiscal year 2009.  At March 31, 2008, the Company had classified the restricted cash as non-current assets.

LASERCARD CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(10.) Accounts Receivable.  Accounts receivable are net of allowance for doubtful accounts and product return reserves of $35,000 and $144,000 as of March 31, 2008 and 2007, respectively.  The Company maintains allowances for doubtful accounts and product return reserves for anticipated losses resulting from the inability of its customers to make required payments and in-process product returns. The Company generally computes its allowances based on specifically identified accounts that are past due that are likely not collectible.  Interest receivable represents accruals on investments in auction rate securities and other interest-bearing securities.  Other receivables are comprised of value added tax refunds and miscellaneous items.  The components of accounts receivable as of March 31 are (in thousands):

	2008	2007
Trade receivables	$2,899	$3,383
Allowance for doubtful accounts	(35)	(66)
Product return reserves	—	(78)
Interest receivable	12	34
Other receivables	76	216
Total accounts receivable, net	$2,952	$3,489

(11.) Inventories. Inventories are stated at the lower of cost or market, with cost determined on a first-in, first-out basis and market based on replacement cost or estimated realizable value less cost to sell. The components of inventories as of March 31 are (in thousands):

	2008	2007
Raw materials	$7,675	$7,763
Work-in-process	1,518	860
Finished goods	3,887	2,839
Total net inventories	$13,080	$11,462

The Company establishes lower of cost or market reserves, aged inventory reserves and obsolescence reserves. Inventory reserves are generally recorded when management determines that an item is not readily saleable. Inventory reserves are not relieved until the related inventory has been sold or scrapped. For the fiscal years ended March 31, 2008, 2007 and 2006, the Company recorded inventory reserve expense of $53,000, $483,000, and $274,000, respectively.

(12.) Equipment Held for Resale.  Equipment held for resale consists of parts, labor costs and other costs incurred to build equipment under a contract with Global Investments Group which was assigned to Prevent Global in March 2007 and a contract to build a turnkey non-optical card manufacturing facility.  Direct incremental costs associated with the purchase or construction of these items is deferred until the related deferred revenue is recognized.  The components of equipment held for resale as of March 31 are (in thousands):

	2008	2007
Parts	$5,417	$5,297
Labor	1,158	931
Other	113	112
Total equipment held for resale	$6,688	$6,340

LASERCARD CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(13.) Property and Equipment, Net.  The components of property and equipment as of March 31 (in thousands):

	2008	2007
Building and land	$1,052	$885
Equipment and furniture	25,438	24,334
Construction in progress, including
purchased equipment	282	774
Leasehold improvements	5,222	4,701
	31,994	30,694
Less: accumulated depreciation and amortization	(20,294)	(17,706)
Total property and equipment, net	$11,700	$12,988

Property and equipment are recorded at cost. Depreciation is provided over the estimated useful lives which is four to seven years for equipment and furniture using the straight-line method and twenty-five years for the building using the straight-line method.  Leasehold improvements are amortized over the shorter of the life of the asset or the life of the lease using the straight-line method.  Depreciation and leasehold amortization expense for fiscal years 2008, 2007, and 2006 was $2.9 million, $2.7 million and $2.4 million, respectively.  Maintenance and minor repairs and replacements are expensed when incurred.  Disposition or retirement of property and equipment related gains and losses are charged to other income and expense.

Certain costs incurred in connection with the acquisition of software for internal use are capitalized following Statement of Position (SOP) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use and EITF Issue No. 97-13, Accounting for Costs Incurred in Connection with a Consulting Contract or an Internal Project That Combines Business Process Reengineering and Information Technology Transformation.  Capitalized software costs are included in the equipment and furniture account and are amortized over four to seven years.  Software costs that do not meet capitalization criteria are expensed immediately.  In fiscal year 2007, the Company capitalized $474,000 of software costs related to its new Enterprise Resource Planning system and charged $211,000 inclusive of labor to selling, general and administrative expenses.

(14.) Goodwill and Other Intangible Assets.  Goodwill represents the excess of the purchase price over the fair value of identifiable net tangible and intangible assets acquired in a business combination.  In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, the Company does not amortize goodwill.  Instead, the Company evaluates goodwill for impairment annually in the fourth quarter and whenever events or changes in circumstances indicate that it is more likely than not that an impairment loss has been incurred.  At March 31, 2007, the Company determined that estimated future cash flows were insufficient to justify the carrying value of goodwill and other intangible assets based on management’s decision to suspend optical memory card production in Germany. As such, in the fourth quarter of fiscal year 2007, the Company recorded a non-cash impairment charge of approximately $3.8 million representing full impairment of the Company’s goodwill and intangible assets with indefinite lives acquired upon the purchase of its subsidiary, Challenge Card Design Plastikkarten GmbH of Rastede, Germany, and Cards & More GmbH of Ratingen, Germany on March 31, 2004.

LASERCARD CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Definite life intangible assets capitalized and accumulated amortization as of March 31 (in thousands):

	2008	2007
Patent expenditures	$3,669	$3,554
Technology transfer expenditures	545	545
Total patent and other intangible expenditures	4,214	4,099

Patent accumulated amortization	(3,267)	(3,149)
Technology transfer accumulated amortization	(545)	(539)
	(3,812)	(3,688)
Amortizable patents and other intangibles, net	$402	$411

The weighted average remaining amortization periods for the fiscal years ended March 31 (in years):

	2008	2007
Patents	3.2	3.6
Technology transfer	—	0.3
Total	3.2	3.1

Legal expenses incurred in connection with patents are capitalized and amortized over the estimated remaining useful lives of the patents to seven years.  Amortization expense on intangible assets for fiscal years 2008, 2007 and 2006 was $125,000, $143,000 and $139,000, respectively.  The estimated amortization expense for each of the next five years on patents and other intangible assets with definite lives for the years ended March 31 (in thousands):

Fiscal Year	Expense
2009	$90
2010	$73
2011	$56
2012	$43
2013	$28

(15.)  Assessment of Impairment of Tangible and Intangible Long-Lived Assets.  In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company assesses the impairment of long-lived assets whenever events or changes in circumstances indicate that their carrying value may not be recoverable from the estimated future cash flows expected to result from their use and eventual disposition.  The Company’s long-lived assets subject to this evaluation include property and equipment and amortizable intangible assets.  If the Company’s estimate of future undiscounted net cash flows is insufficient to recover the carrying value of the assets, the Company will record an impairment loss in the amount by which the carrying value of the assets exceeds the fair value.  If assets are determined to be recoverable but the useful lives are shorter than originally estimated, the Company depreciates or amortizes the net book value of the asset over the newly determined remaining useful lives.  As of March 31, 2008, the fair value of long-lived assets exceeds their book value.  Therefore, no impairment loss has been recognized.

LASERCARD CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(16.) Accrued Liabilities.  The components of accrued liabilities as of March 31, (in thousands):

	2008	2007
Accrued payroll and benefits	$449	$497
Accrued compensated absences	846	855
Deferred compensation	713	—
Warranty reserves	655	743
Other accrued liabilities	558	894
Total accrued liabilities	$3,221	$2,989

Where appropriate, provision is made at the time of shipment for estimated warranty costs.  The Company provides a limited warranty for the replacement of defective products.  The Company’s limited warranty requires them to repair or replace defective products at no cost to the customer within a specified time period after sale.  The Company estimates the costs that may be incurred under its limited warranty and record a liability in the amount of such costs at the time product revenue is recognized.  Factors that affect the estimate of warranty liability include the number of units sold, and historical and anticipated rates of warranty claims.  The Company assesses the adequacy of its recorded warranty liability quarterly and adjusts the amount as necessary.  The Company utilizes historical trends and information received from its customers to assist in determining the appropriate estimated warranty accrual levels.  The Company’s product warranty claims are settled through the return of defective products and the shipment of replacement products.  The adequacy of the warranty reserve is reviewed quarterly to verify that it properly reflects the remaining obligations based on the anticipated warranty costs over the balance of the obligation period.  Adjustments are made when actual return claim experience differs from estimates.  The warranty returns were $0.2 million related to the return of defective products.  The remaining warranty returns were immaterial for fiscal years 2007 and 2006.  At March 31, 2008, the Company has recorded deferred compensation of $0.7 million related to the Planned Retirement Agreement with the former Chief Executive Officer and President.

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

(18.) Advance Payments from Customers.  The Company routinely receives advance payments on orders placed by its customers.  The advance payments are recorded as a liability on the consolidated balance sheets until the related orders are shipped or services are performed or revenue would otherwise be recognized.

(19.) Revenue Recognition.  Product sales primarily consist of optical card sales, sales of drives, systems and services and sales of specialty cards and card printers.  The Company recognizes revenue from product sales when the following criteria are met:  (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the fee is fixed or determinable; and (4) collectability is reasonably assured.  The Company recognizes revenue on product sales at the time of shipment when shipping terms are F.O.B. shipping point, orders are placed pursuant to a pre-existing sales arrangement and there are no post-shipment obligations other than customer acceptance criteria or, in the case of a U.S. government contract, warehousing.  Where appropriate, provision is made at the time of shipment for estimated warranty costs and estimated returns.

Orders for Permanent Resident and Border Crossing Cards for the U.S. government require delivery into a secure Company-controlled vault.  Shipments are later made from the vault to a U.S. government site.  The bill and hold procedures also provide that at the end of any one-year contract term when a renewal option is not exercised, the U.S. government is to take final delivery of any and all of its remaining inventory within six months.  At the time the cards are delivered into the vault, title to the cards is transferred to the U.S. government and all risks of ownership are transferred as well.  The prime contractor is invoiced, with payment due within thirty days and the purchase orders do not contain any return (other than for warranty) or cancellation provisions. Pursuant to the provisions of SEC Staff Accounting Bulletin No. 104 ― Revenue Recognition (“SAB 104”), revenue is recognized on delivery into the vault as the Company has fulfilled its contractual obligations and the earnings process is complete.

LASERCARD CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For contracts that include customer-specified acceptance criteria, the Company recognizes revenue only after the acceptance criteria have been met and presuming that all other revenue criteria have been met.  The Company defers revenue from services and recognizes it over the contractual period or as the Company render services and the customer accepts them.

The Company applies the provisions of the Emerging Issues Task Force Issue No. 00-21, Revenue Arrangements with Multiple Deliverables, (“EITF 00-21”) to revenue arrangements with multiple deliverables.  EITF 00-21 provides criteria governing how to identify whether goods or services that are to be delivered separately in a bundled sales arrangement should be accounted for separately. Deliverables are accounted for separately if they meet all of the following criteria: a) the delivered items have stand-alone value to the customer; b) the fair value of any undelivered items can be reliably determined; and c) if the arrangement includes a general right of return, delivery of the undelivered items is probable and substantially controlled by the seller. In situations where the deliverables fall within higher-level literature as defined by EITF 00-21, the Company applies the guidance using that higher-level literature. Deliverables that do not meet these criteria are combined with one or more other deliverables.

The Company applies the provisions of Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts (“SOP 81-1”), in applicable contracts. Revenues on time and materials contracts are recognized as services are rendered at contract labor rates plus material and other direct costs incurred.  Revenues on fixed price contracts are recognized on the percentage of completion method based on the ratio of total costs incurred to date compared to estimated total costs to complete the contract.  Estimates of costs to complete include material, direct labor, overhead and allowable general and administrative expenses.  In circumstances where estimates of costs to complete a project cannot be reasonably estimated, but it is assured that a loss will not be incurred, the percentage-of-completion method based on a zero profit margin, rather than the completed-contract method, is used until more precise estimates can be made. The full amount of an estimated loss is charged to operations in the period it is determined that a loss will be realized from the performance of a contract.  For the fiscal years ended March 2008, 2007, and 2006, the Company recognized approximately $249,000, $12,000, and $77,000, respectively, of revenues based on a zero profit margin related to a long-term contract.

In the fourth quarter of fiscal year 2006, the Company entered into a subcontract covering product and services with a prime contractor for the Kingdom of Saudi Arabia to provide them with card personalization workstation integration for use in that country’s personalized national ID card program with decentralized card issuance which includes optical memory cards, hardware, and software. The contract called for multiple deliverables, installation, and certain client acceptance criteria, as defined in the agreement.  In applying the guidance within EITF 00-21, the Company determined the deliverables are not to be accounted for as separate units, but rather as a bundled arrangement as the fair value of the undelivered items cannot be readily determined.  Therefore, revenue recognition on this contract and the associated contract costs were deferred until the predominant undelivered element, the card personalization, was delivered and accepted, commencing when the installation and acceptance of the card personalization system was complete.  The Company determined that once the card personalization system was accepted, contract revenue would be recognized ratably based on actual cards personalized and accepted.  As the card personalization system was accepted during the quarter ended March 31, 2007, the Company began recognizing revenue under this contract during that period on cards that had been accepted by customer.  On June 23, 2007, the Company and the prime contractor entered into an agreement amending the terms of the provision of cards and supplies according to a delivery schedule for the balance of fiscal 2008.  In addition, the Company no longer has obligations pertaining to the installation of equipment, card personalization workstation integration or card personalization.  As a result of this amendment, the Company recognizes revenue upon receipt of the customer’s certificate of acceptance of cards delivered.  Also under the amendment and associated sales incentives, new prices per card have been established.  The Company has completed the initial orders under the subcontract at March 31, 2008; however, the subcontract allows for optional orders at customer request over a four-year period through December 2010, valued at up to another approximately $35 million in cards based on the new agreed upon price per card under the amendment.  The Company recognized revenue totaling $8.6 million in fiscal year 2008 as compared to $4.0 million in fiscal year 2007 on this contract and other purchase orders for this program.

LASERCARD CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2008 there remained $0.6 million of deferred revenue, $0.6 million of deferred contract costs relating to this contract, and $0.2 million of deferred contract costs relating to the Costa Rican government's national ID system.  As of March 31, 2007, there remained $1.0 million of deferred revenue and $0.9 million of deferred contract costs related to the contract with the Kingdom of Saudi Arabia.

The Company applies the provisions of Statement of Position (“SOP”) No. 97-2, Software Revenue Recognition, as amended by Statement of Position 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions to all transactions involving the sale of software products.  Revenue from the license of the Company’s software products is recognized when persuasive evidence of an arrangement exists, the software product has been delivered, the fee is fixed or determinable and collectability is probable, and, if applicable, upon acceptance when acceptance criteria are specified or upon expiration of the acceptance period.  Software revenue was immaterial for fiscal years 2008, 2007 and 2006.

License revenue, which may consist of up-front license fees and long-term royalty payments, is recognized as revenue when earned.  There were no license revenues or costs recorded for fiscal years 2008, 2007 and 2006.

The Company entered into license and optical memory card equipment purchase and support agreements, effective April 3, 2004, with Global Investments Group (GIG), based in Auckland, New Zealand, for optical memory card manufacturing in Slovenia.  GIG transferred the license and other agreements, with our approval, to Prevent Global družba za upravljanje, investicije in razvoj d.d (“Prevent”) in March 2007.  The agreements provide for payments (other than interest on late payments) to the Company of about $26.7 million which were fully paid as of March 31, 2008, for a 20-year license, the required manufacturing equipment for a targeted initial manufacturing capacity of 10 million optical cards annually and installation support, and a four-year training and support package.  Of the $26.7 million we received, $23.8 million was recorded as advance payments from the customer and $2.9 million for the licensing and other fees was recorded as deferred revenue.  Both were classified as long term liabilities in the consolidated balance sheets.  As of March 31, 2008, the Company held $6.6 million of acquired equipment, including direct and incremental expenses, classified as equipment held for resale on our consolidated balance sheets related to this contract.  The Company is to ship this equipment to Prevent upon request for installation in a facility to be established by Prevent.  At this time, the Company does not know when Prevent will initiate such a request.  Beginning in the fourth year of the contract, Prevent is to pay $3 million for a three-year support package, and has options for thirteen additional years of support for payments of $1.0 million annually.  In addition to the aggregate amount of $42.8 million discussed above, Prevent is to pay royalties of $0.60 per card for each card produced under the license.  The territories covered by the license include most of the European Union and Eastern European regions.  Prevent has exclusive marketing rights in certain territories, with performance goals to maintain these rights.  The Company retains rights to utilize up to 20% of the new facility capacity as backup and a capacity buffer to augment our own card manufacturing facilities in Mountain View, California and possibly at the Company’s German subsidiary.  The granting of this license to Prevent establishes a potential manufacturing facility supplier of optical memory cards for existing and prospective customers who may request multiple sources for cards.  The agreement contains various elements including a card manufacturing license, sale and installation of equipment, training and ongoing support, and contingent payments for support, materials, and royalty payments for cards manufactured.  In accordance with EITF 00-21, Revenue Arrangements with Multiple Deliverables, the card manufacturing license, sale and installation of equipment, training and support package, have been accounted for as one unit of accounting, since the Company was unable to determine evidence of the fair value for the undelivered items other than ongoing support.  The Company is able to determine evidence of fair value for the last predominant item to be delivered, which is the ongoing annual support of the manufacturing equipment.  Accordingly, revenues for the arrangement have been deferred and will be recognized when the equipment is installed and accepted, with the exception of the value of the ongoing annual support of the manufacturing equipment which will be recognized quarterly as earned, beginning when the equipment is accepted and training has been completed, which date is dependent on Prevent establishing a suitable facility in Slovenia.  Pursuant to FTB 90-1, Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts, the support revenue will be recognized ratably over the remaining term of the agreement. During the fourth quarter of fiscal year 2008, the Company started to assist Prevent Global towards the transfer of the manufacturing equipment to their facility in Slovenia.  There is still much to do by Prevent to make Prevent’s facility fully functional.

LASERCARD CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(20.) Research and Development Expenses.  Costs related to research, design and development of products are charged to research and development expense as incurred.  Research and development costs include salaries, contractor fees, building and utility costs, and depreciation.

(21.) Shipping and Handling Costs. The Company reports shipping and handling costs in both the sales and the related cost of goods sold to the extent that they are billed to customers.  In all other instances, they are reflected as a component of cost of goods sold.

(22.) Advertising Costs.  Advertising costs consist of development and placement costs of the Company’s advertising campaigns and are charged to expense when incurred. Advertising expense was approximately $212,000 for fiscal year 2008, $188,000 for fiscal year 2007, and $183,000 for fiscal year 2006.

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

Prior to April 1, 2006, the Company accounted for its stock-based compensation plans using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. Accordingly, compensation cost for stock options, if any, was measured at the excess of the quoted market price of the Company’s stock at the date of grant over the amount an employee must pay to acquire the stock. SFAS No. 123 (R)  established accounting and disclosure requirements using a fair-value based method of accounting for stock-based employee compensation plans.

LASERCARD CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table illustrates the effect on net income (loss) and net income (loss) per share as if the Company had applied the fair value recognition provisions of SFAS No. 123 (R) for the fiscal year ended March 31, 2006 (in thousands except per share amounts):

Net income, as reported	$794
Add: stock-based employee compensation expense
included in reported net income (loss), net of tax	105
Deduct: stock-based compensation expense
determined using fair value based method for all awards, net of tax	(1,317)
Net loss, pro forma	$(418)

Net income (loss) per common share:
Basic and diluted, as reported	$0.07
Basic and diluted, pro forma	$(0.04)

Shares used in computing basic and diluted pro forma
net income (loss) per share:
Basic	11,415
Diluted	11,587

2004 Equity Incentive Compensation Plan (the “2004 Plan”): The 2004 Plan provides for the grant of restricted share awards, options, stock units and stock appreciation rights, any of which may or may not require the satisfaction of performance objectives, with respect to shares of the Company's common stock to directors, officers, employees and consultants of the Company and its subsidiaries.  The exercise price of stock options may not be less than 100% of the fair market value of the common stock as of the date of grant (110% of the fair market value if the grant is of an incentive stock option to an employee who owns more than 10% of the total combined voting power of all classes of the Company’s capital stock).  Options granted may not be exercised more than 10 years after the date of grant (five years after the date of grant if the grant is an incentive stock option to an employee who owns more than 10% of the total combined voting power of all classes of the Company’s capital stock). The Board of Directors specifies the term of options (prior to fiscal year 2006 typically 10 years and thereafter typically 7 years) and the vesting schedule for exercise of options, generally 25% after one year and 6.25% quarterly for the next 3 years.

Stock Options: Under the provisions of SFAS No. 123(R), stock-based compensation cost is estimated at the grant date based on the fair value of the award and compensation cost is recognized as an expense over the requisite service period of the award, generally the vesting period. The fair value of non-vested stock awards was determined by reference to the fair market value of the Company’s common stock on the date of grant. Consistent with the valuation method the Company used for disclosure-only purposes under the provisions of SFAS No. 123, the Company uses the Black-Scholes valuation model to estimate the fair value of option awards.  Determining the appropriate fair value model and related assumptions requires judgment, including estimating stock price volatility, forfeiture rates and expected terms. The following assumptions were utilized to estimate the fair value of the Company’s stock option awards for the fiscal years ended March 31:

	2008	2007	2006
Expected stock price volatility	55%	55%	54%
Risk-free interest rates	2.65% to 4.93%	4.40% to 4.96%	3.81% to 4.68%
Average expected life of options	4.4 to 5 years	4.4 to 5 years	5 to 6 years
Expected annual dividends	―	―	―

LASERCARD CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company updates these assumptions at least annually and on an interim basis if significant changes to the assumptions are warranted.

With the adoption of SFAS No. 123(R), the Company recorded stock-based employee compensation expense related to stock options and restricted shares of approximately $2 million for the fiscal year ended March 31, 2008, net of estimated forfeitures.  For fiscal year 2007, the Company recorded stock-based employee compensation expense related to stock options and restricted shares of approximately $1.7 million. The Company recognized the full amount of the stock-based employee compensation expense of its equity incentive plans in the consolidated statements of operations for the fiscal year ended March 31, 2008 and 2007 and did not capitalize any such costs in the consolidated balance sheets other than in the general overhead pool for inventory costs.

Stock-based compensation expense related to stock options was recorded in the Company’s consolidated statement of operations for the fiscal years ended March 31 (in thousands):

	2008	2007
Cost of sales	$336	$324
Selling, general and administrative expense	1,369	1,009
Research and development expense	256	354

Stock-based compensation expense before income tax	1,961	1,687
Less: income tax benefit	—	—
Net stock-based compensation expense after income tax	$1,961	$1,687

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

As of March 31, 2008, about $3.7 million of total unrecognized compensation cost related to unvested stock options, restricted share awards and restricted stock units is expected to be recognized over the remaining vesting period through December 31, 2012.

LASERCARD CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company recorded no income tax benefit on stock based compensation expense for the fiscal years ended March 31, 2008 and 2007, as the Company has cumulative operating loss carryovers, for which a full valuation allowance has been established.

The FASB Staff Position ("FSP") No. 123R-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards, requires an entity to follow either the transition guidance for the additional-paid-in-capital (APIC) pool as prescribed in SFAS No. 123(R) or the alternative transition method described in FSP No. 123R-3. An entity that adopts SFAS No. 123(R) using the modified prospective application may make a one-time election to adopt the transition method described in the FSP No. 123R-3, and may take up to one year from the latter of its initial adoption of SFAS No. 123(R) or the effective date of the FSP No. 123R-3 to evaluate the available transition alternatives and make its one-time election. The Company has elected to use the simplified method provided for in FSP FAS 123R-3 to calculate its APIC pool effective April 1, 2007. The adoption of the FSP did not have a material impact on our consolidated financial position, results of operations or cash flows.

Employee Stock Purchase Plan.  The Company has an Employee Stock Purchase Plan (ESPP), under which eligible employees may designate from 2% to 6% of their compensation to be withheld for the purchase of shares of common stock at 67% of the average price over the three-day period prior to the purchase date.  The differential between fair market value and the average price of the shares sold under the ESPP is charged to operations as a compensation expense and is taxed to the employee as income.  The Company had stock-based compensation expense of $129,000, $108,000, and $123,000 relating to the ESPP which was included in the Company’s consolidated statements of operations for the fiscal years ended March 31, 2008, 2007, and 2006, respectively.

(24.) Income Taxes.  Income taxes are accounted for in accordance with FASB Statement No. 109, Accounting for Income Taxes, which requires the use of the asset and liability method.  Under this method, deferred tax assets and liabilities are determined based upon the differences between the financial reporting and the tax bases of assets and liabilities and are measured using enacted tax rules and laws that are anticipated to be in effect when the differences are expected to reverse.  Our net deferred tax assets are reduced by a valuation allowance to the extent that realization of the related deferred tax asset is not assured.  We have recorded a valuation allowance for the full amount of our calculated deferred tax asset as of March 31, 2008 and 2007.  (See Note 8.)

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”).  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the Company’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes.  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  The evaluation of a tax position in accordance with FIN 48 is a two-step process.  The first step is recognition: The Company determines whether it is “more-likely-than-not” that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position.  In evaluating whether a tax position has met the “more-likely-than-not” recognition threshold, the Company presumes that the position will be examined by the appropriate taxing authority that would have full knowledge of all relevant information.  The second step is measurement: A tax position that meets the “more-likely-than-not” recognition threshold is measured to determine the amount of benefit to recognize in the financial statements.  The tax position is measured at the largest amount of benefit that is greater than 50 percent likely to be realized upon ultimate settlement.  FIN 48 is effective for fiscal years beginning after December 15, 2006, which for the Company was the fiscal year commencing on April 1, 2007.  Upon adoption of FIN 48 on April 1, 2007, the Company recognized a cumulative effect adjustment of $62,000, decreasing its income tax liability for unrecognized tax benefits, and decreasing the March 31, 2007 accumulated deficit balance.

LASERCARD CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(25.) Comprehensive Income (Loss).  Under SFAS No. 130, Reporting Comprehensive Income, comprehensive income (loss) is defined as the changes in equity of an enterprise except for those resulting from stockholders’ transactions.  Comprehensive income (loss) for the fiscal years ended March 31 (in thousands):

	2008	2007	2006
Net income (loss)	$(7,206)	$(12,371)	$794
Net change in cumulative foreign
currency translation adjustments	95	138	(213)
Unrealized loss on investments	(625)	—	—
Comprehensive income (loss)	$(7,736)	$(12,233)	$581

(26.) Recent Accounting Pronouncements: In June 2006, EITF Issue No. 07-3 Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities ("EITF 07-3"), was issued that requires companies to defer and capitalize prepaid, nonrefundable research and development payments to third parties and recognize such amounts over the period that the research and development activities are performed or the services are provided, subject to an assessment of recoverability. The guidance is effective for new contracts entered into in fiscal years beginning after December 15, 2007, including interim periods within those fiscal years.  Earlier application is not permitted.  The Company believes that application of this guidance will not have a material impact on our consolidated financial statements.

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in U.S. generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 is intended to be applied in conjunction with other accounting pronouncements that require or permit fair value measurements. Although SFAS No. 157 does not require any new fair value measurements, its application may change current practice for some entities. The definition of fair value contained in SFAS No. 157 retains the exchange price notion inherent in earlier definitions of fair value. SFAS No. 157 clarifies that the exchange price is the price in an orderly transaction between market participants to sell an asset or transfer a liability in the principal (or most advantageous) market for the asset or liability. Accordingly, the definition focuses on the price that would be received to sell the asset or paid to transfer the liability at the measurement date (an exit price), not the price that would be paid to acquire the asset or received to assume the liability at the measurement date (an entry price). SFAS No. 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Therefore, SFAS No. 157 prescribes that a fair value measurement be determined based on the assumptions that market participants would use in pricing the asset or liability. The Company has not yet determined what impact this statement will have on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 provides entities with an option to report selected financial assets and liabilities at fair value, with the objective to reduce both the complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently.  SFAS No. 159 is effective for fiscal years beginning after November 15, 2007.  The Company has not yet determined what impact this statement will have on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”).  SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141R is effective for fiscal years beginning after December 15, 2008. The Company will assess the potential impact of the adoption of SFAS 141R if and when a future acquisition occurs.

LASERCARD CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51 (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  SFAS 160 is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the potential impact of the adoption of SFAS 160 on our consolidated financial statements.

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

The reconciliation of the denominators of the basic and diluted net income (loss) per share computation for the fiscal years ended March 31, (in thousands, except per share data):

	2008	2007	2006

Net income (loss)	$(7,206)	$(12,371)	$794

Basic net income (loss) per share:
Weighted average common shares outstanding	11,929	11,814	11,415

Basic net income (loss) per share	$(0.60)	$(1.05)	$0.07

Diluted net income (loss) per share:
Weighted average common shares outstanding	11,929	11,814	11,415
Weighted average common shares from stock option grants	―	―	172
Weighted average common shares and common stock
equivalents outstanding	11,929	11,814	11,587

Diluted net income (loss) per share	$(0.60)	$(1.05)	$0.07

Stock options and warrants having an exercise price greater than the average market value for profitable periods are excluded from the calculation of diluted net income per share, as their effect would be antidilutive.  Therefore, stock options to purchase 1,554,000 shares were excluded from the calculation of diluted net income per share for the fiscal year ended March 31, 2006.  As the effect of common stock equivalents would be antidilutive since the Company incurred a loss in fiscal years ended March 31, 2008 and 2007, all stock options and warrants were excluded from the calculation of diluted net loss per share for those fiscal years.

LASERCARD CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.        Segments

Segment Reporting.

The Company operates in three reportable segments: (1) optical memory cards, (2) drives, systems and services (which the Company formerly called the “optical memory card drives” segment), including read/write drives, maintenance, systems and enabling services, and (3) specialty cards and card printers.  The segments were determined based on the information used by the chief operating decision maker.  The optical memory cards and drives, systems and services reportable segments are not strategic business units which offer unrelated products and services; rather these reportable segments utilize compatible technology and are marketed jointly.  Specialty cards and printers is a strategic business unit offering at times unrelated products and at times related products with the other reportable segments.

The accounting policies used to derive reportable segment results are the same as those described in the "Summary of Significant Accounting Policies." Resources are allocated to the optical memory card and optical card drive segments in a manner that optimizes optical memory card revenues and to the specialty card and printers segment in a manner that optimizes consolidated income as determined by the chief operating decision maker. Segment revenues are comprised of sales to external customers.  Segment gross profit (loss) includes all segment revenues less the related cost of sales.  Accounts receivable, cash, deferred income taxes, prepaid expenses, fixed assets and inventory are not separately reported by segment to the chief operating decision maker.  Therefore, the amount of assets by segment is not meaningful.  There are no inter-segment sales or transfers.  All of the Company’s long-lived assets are attributable to the United States except for $3.3 million in fiscal year 2008, $3.7 million in fiscal year 2007 and $3.5 million in fiscal year 2006.  These long-lived assets were attributable to the operations in Germany, including long-lived assets owned by the U.S. operations located in Germany.

The Company's chief operating decision maker is currently the Company's Interim Chief Executive Officer.  The chief operating decision maker reviews financial information presented on a consolidated basis that is accompanied by disaggregated information about revenues and gross profit (loss) by segment.

LASERCARD CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below presents information for optical memory cards, systems and services, and specialty cards and printers for the fiscal years ended March 31 (in thousands):

	F i s c a l Y e a r E n d e d M a r c h 31, 2008

	Optical	Drives,	Specialty
	Memory	Systems and	Cards &	Segment
	Cards	Services	Printers	Total	Other (a)	Total
Revenues	$22,139	$1,639	$13,230	$37,008	—	$37,008
Cost of product sales	14,148	2,272	10,589	27,009	—	27,009
Gross profit (loss)	7,991	(633)	2,641	9,999	—	9,999
Depreciation and
amortization expense	1,852	188	312	2,352	641	2,993

	F i s c a l Y e a r E n d e d M a r c h 31, 2007

	Optical	Drives,	Specialty
	Memory	Systems and	Cards &	Segment
	Cards	Services	Printers	Total	Other (a)	Total
Revenues	$18,985	$1,478	$11,807	$32,270	—	$32,270
Cost of product sales	14,190	1,941	9,275	25,406	—	25,406
Gross profit (loss)	4,795	(463)	2,532	6,864	—	6,864
Depreciation and
amortization expense	1,677	177	341	2,195	554	2,749

	F i s c a l Y e a r E n d e d M a r c h 31, 2006

	Optical	Drives,	Specialty
	Memory	Systems and	Cards &	Segment
	Cards	Services	Printers	Total	Other (a)	Total
Revenues	$28,200	$985	$10,672	$39,857	—	$39,857
Cost of product sales	15,093	1,739	7,972	24,804	—	24,804
Gross profit (loss)	13,107	(754)	2,700	15,053	—	15,053
Depreciation and
amortization expense	1,517	137	292	1,946	569	2,515

(a) Represents expense recorded in Selling, General & Administrative and Research & Development.

LASERCARD CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Sales by Geographic Region. Sales by geographic region are generally determined based upon the ship-to address on the invoice, or the Company’s knowledge of program location.  Revenues by geographic region for the fiscal years ended March 31, (in thousands):

	2008	2007	2006
Middle East and Africa	$9,244	$4,717	$3,499
United States	8,300	8,377	11,011
Germany	6,763	6,395	5,123
Europe	5,255	6,054	4,568
Asia	3,763	2,819	405
Canada	2,927	1,281	2,068
Italy	596	2,514	12,547
Rest of world	160	113	636
	$37,008	$32,270	$39,857

In fiscal years 2008, 2007 and 2006, sales to customers outside the United States in the amount of $15.6 million, $12.1 million and $18.5 million, respectively, were denominated in U.S. dollars and $13.1 million, $11.8 million and $10.4 million, respectively, were denominated in euros.

5.        Related-Party Transactions

Since October 21, 2001, the Company contracted with Wexler & Walker Public Policy Associates, a unit of Hill and Knowlton, Inc., (“Wexler”) to be lobbyists on behalf of the Company.  The Chairman of Wexler is Robert S. Walker, a brother of Walter F. Walker, member of the Company’s Board of Directors.  The contract has been extended through fiscal year 2009 on the same terms and conditions with a new monthly retainer of $15,000 and reimbursement of related expenses.

The Company paid Wexler $161,000 during fiscal year 2008, $116,000 during fiscal year 2007, and $142,082 during fiscal year 2006. As of March 31, 2008, $50,000 was due to Wexler and is included as part of current liabilities in the accompanying consolidated balance sheet.

6.        Common Stock

The 2004 Equity Incentive Compensation Plan (the “2004 Plan”): In October 2004, the Company’s stockholders approved the 2004 Equity Incentive Compensation Plan, which replaced the existing 1991 Stock Option Plan.  The 2004 Plan provides for the grant of restricted share awards, options, stock units and stock appreciation rights, any of which may or may not require the satisfaction of performance objectives, with respect to shares of the Company's common stock to directors, officers, employees and consultants of the Company and its subsidiaries. The 2004 Plan is administered by the Compensation Committee of the Board of Directors, which has complete discretion to select the participants and to establish the terms and conditions of each award, subject to the provisions of the 2004 Plan.  Options granted under the 2004 Plan may be “incentive stock options” as defined in Section 422 of the Internal Revenue Code of 1986 ("The Code"), as amended, or nonqualified options. A total of 2,786,087 shares of common stock were reserved for issuance under the 1991 and 2004 Plans as of March 31, 2008.  If any award granted under the 2004 Plan is forfeited or expires for any reason, then the shares subject to that award will once again be available for additional awards. If any outstanding option issued under the 1991 Plan expires or terminates for any reason without having been exercised in full, then the unpurchased shares subject to that option will be available for additional awards under the 2004 Plan. Under the 2004 Plan, the exercise price of incentive stock options may not be less than 100% of the fair market value of the common stock as of the date of grant (110% of the fair market value if the grant is to an employee who owns more than 10% of the total combined voting power of all classes of the Company’s capital stock). The Code currently limits to $100,000 the aggregate value of common stock for which incentive stock options may become exercisable in any calendar year under the 2004 Plan or any other option plan adopted by the Company. Nonstatutory stock options may be granted under the 2004 Plan at an exercise price of not less than 100% of the fair market value of the common stock on the date of grant. There is no limitation on the amount of common stock for which nonstatutory grants may first become exercisable in any calendar year. Repricing a stock option or stock appreciation right is not permitted without stockholder approval. Subject to the limitations contained in the 2004 Plan, the Committee sets the terms of each option grant. Any options that were not exercisable on the date of termination of employment immediately terminate at that time. Options granted under the 2004 Plan may not be exercised more than 10 years after the date of grant (five years after the date of grant if the grant is an incentive stock option to an employee who owns more than 10% of the total combined voting power of all classes of the Company’s capital stock). The Board of Directors specifies the term of options and the vesting schedule for exercise of options.  No options were granted to consultants during fiscal years 2008, 2007, and 2006.

LASERCARD CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In addition, as of March 31, 2008, 73,000 shares of common stock have been reserved outside of the Company’s Stock Option Plan compared with 113,000 as of March 31, 2007, for issuance upon exercise of stock options granted under Nasdaq Rule No. 4350(i)(1)(A), in connection with the CCD-C&M acquisition.  As an inducement to join the Company, each of the six key employees of the acquired companies were granted non-statutory stock options on March 31, 2004 with a term of five years to purchase 20,000 common shares.  Some shares have expired under this category during fiscal year 2008.

The following table lists stock option activity for the fiscal years ended March 31, (in thousands, except for weighted average exercise price):

	2008		2007		2006
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding at beginning of year	2,213	$12.96	2,064	$12.27	2,067	$13.37
Granted	299	10.49	480	15.11	469	7.18
Exercised	(52)	9.40	(109)	10.12	(373)	12.02
Canceled	(308)	12.70	(222)	12.56	(100)	12.07
Outstanding at end of year	2,152	$12.74	2,213	$12.96	2,064	$12.27
Options vested and exercisable at end of year	1,541	$13.45	1,352	$13.54	1,448	$13.54

The weighted-average grant-date fair value per share of options granted during fiscal years 2008, 2007, and 2006 were $5.29, $7.69 and $3.91, respectively.

The weighted average remaining contractual term for outstanding options at March 31, 2008 and 2007 is 4.25 years and 5.04 years, respectively, and 3.45 years for options vested and exercisable at March 31, 2008.  The aggregate intrinsic value of outstanding options and options vested and exercisable is approximately $0.8 million and $0.4 million, respectively, at March 31, 2008.

Aggregate intrinsic value is the sum of the amounts by which the closing market price of the Company's stock at March 31, 2008 (last trading day), $8.50 per share, exceeded the exercise price of the options, for those options for which the quoted market price was in excess of the exercise price (“in-the-money-options”).  The aggregate intrinsic value of options exercised on the dates the options were exercised was approximately $0.1 million and $0.8 million for the fiscal years ended March 31, 2008 and 2007, respectively.

LASERCARD CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes information about stock options outstanding at March 31, 2008 (in thousands, except for weighted average exercise price and contractual life):

	Options Outstanding			Exercisable
Range of Exercise Price	Number of Outstanding Vested/Unvested at March 31, 2008	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Number of Shares Exercisable at March 31, 2008	Weighted Average Exercise Price

$6.0450 - $7.0469	314	$6.06	5.95	147	$6.08
$7.5000 - $10.9100	359	10.03	5.51	154	9.62
$10.9900 - $12.6900	378	11.61	3.47	281	11.51
$13.1200 - $15.3400	455	14.05	3.46	455	14.05
$16.3000 - $22.7500	647	17.23	3.73	504	17.30
	2,152	$12.74	4.25	1,541	$13.45

The Company had 113,000 unvested restricted shares issued to certain employees outstanding at March 31, 2008 all of which were granted in September 2007.

As of March 31, 2008 there was approximately $3.7 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under our stock plans which is expected to be recognized over the remaining vesting period through December 2012, adjusted for any future changes in estimated forfeitures.

Employee Stock Purchase Plan

The Company has an Employee Stock Purchase Plan (Stock Purchase Plan), under which 94,185 shares are reserved as of March 31, 2008 for future purchases by employees. Under the Stock Purchase Plan, eligible employees may designate from 2% to 6% of their compensation to be withheld for the purchase of shares of common stock at 67% of a trailing average price.  The differential between fair market value and the average price of the shares sold under the Stock Purchase Plan is charged to operations as a compensation expense and is taxed to the employee as income.  Under the Stock Purchase Plan, employees purchased 36,914 shares for fiscal year 2008, 30,418 shares for fiscal year 2007, and 25,961 shares for fiscal year 2006.  The weighted average purchase price per share was $7.09 for fiscal year 2008, $7.61 for fiscal year 2007, and $6.53 for fiscal year 2006.  The weighted average market price per share for shares purchased was $10.37 for fiscal year 2008, $11.44 for fiscal year 2007, and $11.26 for fiscal year 2006.

Other Employee Benefit Plan

401(k) Plan.  The 401(k) Plan provides participating employees with an opportunity to accumulate funds for retirement. The Company’s contribution to this Plan will not exceed the lesser of: (a) 25% of the maximum employee contribution allowed by IRS, (b) 25% of an employee’s contribution, or (c) 1.5% of an employee’s eligible earnings. The Company contributed $94,000, $79,000, and $73,000, for fiscal years 2008, 2007, and 2006, respectively.

Issuance of Warrants

At March 31, 2008 the Company has warrants outstanding to purchase 174,057 shares of its common stock.  The warrants were issued in connection with the December 2003 sale of common stock in a private placement.  The warrants have an exercise price of $17.26 per share and a life of five years.

LASERCARD CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.        Commitments and Contingencies

Lease. The Company occupies its buildings under various operating leases.  Rent expense relating to these buildings was approximately $1.4 million, $1.5 million, and $1.5 million for fiscal years 2008, 2007, and 2006, respectively.  As of March 31, 2008, future minimum rental payments relating to these leases are (in thousands):

Fiscal Year

2009	$1,048
2010	1,505
2011	1,539
2012	1,572
2013	1,563
Thereafter	1,221
Total	$8,448

As of March 31, 2008, approximately 70,000 square feet of floor space are leased by the Company on a long-term basis for card manufacturing, read/write drive production, administration, sales, and research and development, in two buildings located in Mountain View, California.  These facilities have a current total annualized rental of approximately $885,000 on leases that expire in October 2013 and in March 2014.  One 27,000-square foot building is used for optical memory card production and one 43,000 square-foot building is used for optical card production, read/write drive production, administration, sales, and research and development.

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

Purchase Commitment.  The Company purchases services, software, and manufacturing equipment from a variety of vendors. As of March 31, 2008, the Company has non-cancelable purchase orders of $1.8 million for raw materials which will be delivered over 12 months.

Other Contingencies.  In the normal course of business, the Company is subject to various claims.  In the opinion of management, the ultimate disposition of such claims will not have a material adverse impact on the financial position and results of operation or cash flows of the Company.

Employment Agreements.  On November 28, 2007, the Company entered into a Planned Retirement Agreement and an Age Discrimination Release Agreement with its Chief Executive Officer (CEO) and President in anticipation of his retirement on March 31, 2008.  These agreements provide for the CEO to receive two years of separation pay at the per annum rate of $350,002; consulting retainer of $18,000 for nine months of consulting availability and services; and bonus of up to $100,000.  The Company will continue to pay its portion of his health care insurance premium should he elect COBRA coverage for up to 18 months.  His stock options ceased vesting on the retirement date, other than the 18,750 options scheduled to vest on May 24, 2008, which will vest if he is then consulting for the Company.  He holds 3,125 restricted shares which will vest on September 21, 2008 if he is then a consultant with the Company and his other restricted shares have been forfeited.  LaserCard allocated the costs of the postretirement payments and the bonus using the discounted cash-flow basis over the remaining months of the total expected service.  The stock options were remeasured using the Black-Scholes method.

In addition, the Company has employment agreements with two individuals that provide for severance payments for a period of twelve (12) months following the employee’s termination of employment. The Company shall continue to pay the employee on a monthly basis one-twelfth of the employee’s per annum base salary as determined on the employee’s last day of employment.  Specific provisions were also made for continued health insurance coverage and stock options.  Certain conditions of severance payments were included, the details of which can be found in the Company’s Form 8-K filed on January 10, 2008.

LASERCARD CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.        Income Taxes

The provision for income taxes (benefit) for the fiscal years ended March 31 (in thousands):

	2008	2007	2006
Current:
Federal	$-	$3	$139
State	15	(94)	261
Foreign	-	(29)	72
	15	(120)	472
Deferred:
Federal	-	-	-
State	-	-	-
Foreign	(129)	(231)	(29)
	(129)	(231)	(29)
Income tax expense (benefit)	$(114)	$(351)	$443

The Company’s effective tax rate differs from the statutory rate for the fiscal years ended March 31 as follows:

	2008	2007	2006
Tax reconciliation:
Federal statutory rate	34.0%	34.0%	34.0%
State tax, net of federal benefit	(0.0%)	0.7%	(3.0%)
Foreign provision differential	(2.3%)	(8.5%)	(2.0%)
Alternative minimum tax	0.0%	0.0%	3.0%
Change in valuation allowance	(25.5%)	(20.5%)	7.0%
FAS 123R ISOs	(4.2%)	(2.6%)	—
Other	(0.4%)	(0.4%)	(3.0%)
	1.5%	2.7%	36.0%

The domestic and foreign component of pretax income (loss) for the fiscal years ended March 31 (in thousands):

	2008	2007	2006
Income (loss) before taxes:
Domestic	$(6,442)	$(8,780)	$1,041
Foreign	(878)	(3,942)	196
Total	$(7,320)	$(12,722)	$1,237

LASERCARD CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The major components of the net deferred income tax assets/(liabilities) as of March 31 (in thousands):

	2008	2007
Deferred tax assets
Advanced payments and deferred revenue	$10,306	$10,178
Net operating loss carryforward	2,582	1,500
Reserves and accruals	1,938	1,516
Other	1,557	1,105
Depreciation and amortization	1,317	1,169
Research credit	712	909
German operations	92	—
Gross deferred tax asset	18,504	16,377

Valuation allowance	(18,252)	(16,216)

Net deferred tax assets	252	161

Deferred income tax liability
German operations	(405)	(388)
Capitalized patent costs	(160)	(161)

Total deferred income tax liability	(565)	(549)

Net deferred income tax liability	$(313)	$(388)

The net deferred income tax liability of $313,000 at March 31, 2008, and $388,000 at March 31, 2007 is a result of the operations of our German subsidiary.  As part of the process of preparing the Company's consolidated financial statements, they are required to estimate income taxes in each of the jurisdictions in which they operate.  This process involves estimating the actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and accounting purposes.  These differences result in deferred income tax assets and liabilities, which are included within the consolidated balance sheets.  The Company must then assess the likelihood that the deferred income tax assets will be recovered from future taxable income and to the extent that management believes recovery is not likely, the Company must establish a valuation allowance.

In fiscal year 2008 the valuation allowance increased by $2 million. The change in valuation allowance relates to the increase in net operating loss carryforwards ("NOLs") of $1.1 million and other increases in our gross deferred income tax assets. In fiscal year 2007 the valuation allowance decreased by $3.1 million. This decrease included a $6.3 million decrease related to U.S. income tax benefits of stock option deductions, the benefit of which will be credited to additional paid-in capital, when and if realized, that were derecognized as a result of the adoption of FAS 123(R).  The remaining change in valuation allowance relates to other increases in the Company’s gross deferred income tax assets.

The Company's federal net operating loss carryforwards (“NOLs”) as of March 31, 2008 of $26.2 million will expire at various dates from 2009 through 2028, if not utilized. Of this amount, $19.3 million represent NOLs relating to windfall stock option deductions, the benefit of which will be credited to stockholders’ equity when realized. Federal tax credits in the amount of $272,000 for alternative minimum taxes have no expiration. Federal R&D tax credits in the amount of $330,000 will expire on various dates from 2013 through 2027, if not utilized. California tax credits related to R&D and alternative minimum taxes in the amount of $166,000 have no expiration date.

The Company's methodology for determining the realizability of our deferred income tax assets involves estimates of future taxable income based upon booked orders; the estimated impact of future stock option deductions; and the expiration dates and amounts of net operating loss carryforwards.  The Company has had difficulty in the past, and expects to have continued difficulty in the future, in reliably forecasting our foreign business and the revenue to be received from it.  This resulted in our basing our estimates of future income for these purposes on booked orders only.  As circumstances change, the Company may in the future be able to estimate future revenue based upon their forecast revenues rather than only using booked orders, although the Company cannot say when or if this will occur.

LASERCARD CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In concluding that a full valuation allowance was required at the end of fiscal year 2006 and 2007 and continues to be required at the end of fiscal year 2008, the Company considered both the positive and negative evidence regarding its ability to generate sufficient future taxable income to realize their deferred income tax assets.  Positive evidence included (1) the level of sales and business experienced under the contracts for the U.S. Department of Homeland Security’s Permanent Resident card and Border Crossing card programs and for the Canadian government’s Permanent Resident Card program; (2) prospects in Italy and a Middle Eastern country for national identification card programs; and (3) expected future orders.  Negative evidence included (1) our reliance on a limited number of customers for a substantial portion of our business; (2) the uncertainty in timing of anticipated orders from the Company's customers; (3) the impact of future stock option deductions on taxable income; (4) the Company's experience of net operating loss carryforwards expiring unused through fiscal year 2004; (5) the recent financial statement losses; and (6) the prior three years’ cumulative tax net operating losses exclusive of payments derived from the Prevent contract.  In weighing the positive and negative evidence, we considered the “more likely than not” criteria pursuant to SFAS No. 109 as well as the following risks related to our business:  “dependence on VARs and on a limited number of customers,” “lengthy sales cycles,” “technological change,” and “competition”.  As described, the Company concluded that the negative evidence outweighed the positive evidence and as a result we recorded a valuation allowance equal to the full amount of the deferred income tax asset as of March 31, 2006 and again at March 31, 2007 and at March 31, 2008.

In the event that actual results differ from these estimates or that these estimates are adjusted in future periods, the Company may need to adjust the amount of the valuation allowance based on future determinations of whether it is more likely than not that some or all of the Company's deferred income tax assets will be realized.  A decrease in the valuation allowance would be recorded as an income tax benefit or a reduction of income tax expense.  The net operating losses available to reduce future taxable income expire on various dates from fiscal year 2009 through fiscal year 2028.  To the extent that the Company generates taxable income in jurisdictions where the deferred income tax asset relates to net operating losses that have been offset by a full valuation allowance, the utilization of these net operating losses would result in the reversal of the related valuation allowance.

Upon adoption of FIN 48 on April 1, 2007, the Company recognized a cumulative effect adjustment of $62,000, decreasing our income tax liability for unrecognized tax benefits, and decreasing the March 31, 2007 accumulated deficit balance.

As of March 31, 2008, the total amount of gross unrecognized tax benefits was approximately $229,000 and the entire balance represents the amount of unrecognized tax benefits which, if recognized, would affect the effective tax rate.  The Company does not currently anticipate that any significant increase or decrease to unrecognized tax benefits will be recorded during the next 12 months.

The Company recognizes interest and penalties accrued on any unrecognized tax benefits as a component of our provision for income taxes.  As of March 31, 2008, the Company has accrued $34,000 for payment of interest and penalties related to unrecognized tax benefits.

LASERCARD CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

Balance as of March 31, 2007	$(229,000)
Gross increases – tax positions in prior period	—
Gross decreases – tax positions in prior period	—
Gross increases – current-period tax positions	—
Decreases relating to settlements	—
Reductions as a result of a lapse of statute of limitations	—
Foreign exchange reserve	—

Balance as of March 31, 2008	$(229,000)

Although the Company files U.S. federal, various state, and foreign tax returns, the Company's only major tax jurisdictions are the United States, California and Germany.  Tax years 1993 through 2008 remain subject to examination by the appropriate governmental agencies, mainly the United States, due to tax loss carryovers from those years.

LASERCARD CORPORATION AND SUBSIDIARIES
SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
(In thousands, except per share amounts)

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Fiscal year 2008:
Revenue	$7,855	$10,739	$11,159	$7,255
Cost of sales	6,194	7,550	7,670	5,595
Gross profit	1,661	3,189	3,489	1,660
Net income (loss)	(2,359)	(498)	(1,080)	(3,269)
Net income (loss) per share:
Basic	$(0.20)	$(0.04)	$(0.09)	$(0.27)
Diluted	$(0.20)	$(0.04)	$(0.09)	$(0.27)

Weighted average number of common
and common equivalent shares:
Basic	11,866	11,899	11,971	11,981
Diluted	11,866	11,899	11,971	11,981

Fiscal year 2007:
Revenue	$10,554	$6,294	$6,184	$9,238
Cost of sales	6,389	5,466	5,397	8,154
Gross profit	4,165	828	787	1,084
Net income (loss)	212	(2,672)	(2,978)	(6,933)
Net income (loss) per share:
Basic	$0.02	$(0.23)	$(0.25)	$(0.59)
Diluted	$0.02	$(0.23)	$(0.25)	$(0.59)

Weighted average number of common
and common equivalent shares:
Basic	11,768	11,816	11,827	11,846
Diluted	12,280	11,816	11,827	11,846

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

Based on their evaluation as of the end of the period covered by this Form 10-K, our Interim Chief Executive Officer and Chief Financial Officer have concluded that, subject to the limitations noted above, as of such dates, our disclosure controls and procedures were effective at the reasonable assurance level.

(b)      Management’s Annual Report on Internal Control Over Financial Reporting: Internal control over financial reporting refers to the process designed by, or under the supervision of, our principal executive and principal financial officers, or persons performing similar functions, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

(1)       Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

(2)     Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorization of our management and directors; and

(3)      Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisitions, use or disposition of our assets that could have a material effect on the financial statements.

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk. Management is responsible for establishing and maintaining adequate internal control over financial reporting for the company.

Management has used the framework set forth in the report entitled Internal Control—Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, to assess the effectiveness of the Company’s internal control over financial reporting as of March 31, 2008. Based on this assessment, management has concluded that our internal control over financial reporting was effective as of March 31, 2008. Odenberg Ullakko Muranishi & Co. LLP, the independent registered public accounting firm that audited the consolidated financial statements included in the Annual Report on Form 10-K, also audited, and expressed an unqualified opinion on the effectiveness of our internal control over financial reporting as of March 31, 2008.

(c)       Changes in Internal Control over Financial Reporting.  There were no significant changes in our internal control over financial reporting that occurred during the fourth quarter of fiscal year 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required to be disclosed by this Item pursuant to Item 401 of Regulation S-K with respect to our executive officers is contained in Part I of this annual report on Form 10-K under the caption, “Executive Officers of the Registrant.” The remaining information required to be disclosed by the Item pursuant to Item 401 and Item 407 of Regulation S-K is contained in the proxy statement for our annual meeting of stockholders to be held on September 19, 2008 that will be filed within 120 days of the end of our fiscal year 2008, or the Proxy Statement, under the captions “Proposal No. 1 Election of Directors”; “Information Relating to Our Board of Directors and Its Committees—Board of Directors Meetings and Committees—Audit Committee”; “Information Relating to Our Board of Directors and Its Committees—Director Candidates” and “Other Matters-Shareholder Proposals for 2008 Annual Meeting of Shareholders” and is incorporated in this annual report on Form 10-K by reference.

The information required to be disclosed by this Item pursuant to Item 405 of Regulation S-K is contained in the Proxy Statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance,” and is incorporated in this annual report on Form 10-K by reference.

We have adopted a code of ethics, our Standards of Business Conduct, that applies to all of our directors and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller and persons performing similar functions. Our Standards of Business Conduct, as well as our corporate governance guidelines and the charters for the audit, compensation and benefits, nominating and corporate governance, executive and finance committees of our Board of Directors, are each accessible under the “Corporate Governance” heading of the “Investor Relations” section of our website, www.lasercard.com. This information is also available in print to any stockholder who requests it by writing to LaserCard Corporation., 1875 N. Shoreline Blvd. Mountain View, CA 94043 USA, Attention: Investor Relations. We also intend to disclose in the same location on our website, any amendments to, or waivers from, our Standards of Business Conduct that are required to be disclosed pursuant to the disclosure requirements of Item 5.05 of Form 8-K.

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

PART IV

ITEM 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The schedule supporting our Consolidated Financial Statements, filed herewith under Item 14(d), is as follows:
Schedule Number	Description	Page Number

―	Report of Independent Registered Public Accounting Firm on Financial Statement Schedule	88

II	Valuation and Qualifying Accounts	89

Schedules not listed above are not applicable or not required, or the information required to be set forth therein is included in the consolidated financial statements or the notes thereto.

3. Exhibits:

The Exhibits to this Report, filed herewith under Item 15(b) or incorporated by reference from other documents previously filed with the Securities and Exchange Commission, as follows:

Exhibit Number	Description	Filed Herewith or Incorporated Herein by Reference to

3(I)	Amended and Restated Certificate of Incorporation	Exhibit 3.1 to Report on Form 10-K for the fiscal year ended March 31, 2005

3(II)	Amended and Restated By-Laws (to add new Section 4.6.5 re Vice Chairman)	Exhibit 3(II) to Report on Form 10-Q for the period ended December 31, 2007

10.1	Building lease agreement with Renault & Handley Employees Investment Co. for 2644-2648 Bayshore Pkwy., Mountain View, CA	Exhibit 10.1 to Report on Form 10-Q for period ended December 31, 2003

10.2	Building Lease Agreement with Shoreline Park LLC for 1395 Charleston Road, Mountain View, CA (mailing address 1875 North Shoreline Boulevard, Mountain View, CA)	Exhibit 10.2 to Report on Form 10-K for fiscal year ended March 31, 2004

10.3*	Amended and Restated Stock Option Plan	Exhibit 10.4.1 to Report on Form 10-Q for period ended September 30, 2002

10.7	Stock and Warrant Purchase Agreement (as amended)	Exhibit 99.2 to Report on Form 10-Q for period ended December 31, 2003

10.8	Optical Card Manufacturing License Agreement with Global Investments Group	Exhibit 10.8 to Report on Form 10-K for fiscal year ended March 31, 2004**

10.9*	2004 Equity Incentive Compensation Plan (as Amended)	Appendix A to Schedule 14A Proxy Statement for 2005Annual Stockholders Meeting

10.10	June 29, 2006 Amendment to License and Equipment Agreement with Global Investments Group	Exhibit 10.10 to Report on Form 10-Q for period ended June 30, 2006**

10.11	October 27, 2006 Modified Third Amendment to License and Equipment Agreement with Global Investments Group and Prevent LOK	Exhibit 10.11 to Report on Form 8-K dated October 30, 2006

10.12*	Employee Stock Purchase Plan (as Amended)	Appendix A to Schedule 14A Proxy Statement For 2007 Annual Stockholders Meeting

10.13*	Planned Retirement Agreement and Age Discrimination Release Agreement with Richard M. Haddock	Exhibit 10.13 to Report on Form 10-Q for period ended December 31, 2007

10.14*	Executive Employment Agreements with Christopher J. Dyball and Steven G. Larson	Exhibit 10.14 to Report on Form 10-Q for period ended December 31, 2007

16.3	Letter re Change in Certifying Accountants	Exhibit 16.1 to Report on Form 8-K dated December 14, 2004

21	Subsidiaries of the Registrant	Filed herewith as page 93

23.1	Consent of Odenberg, Ullakko, Muranishi & Co. LLP, Independent Registered Public Accounting Firm	Filed herewith as page 94

24	Power of attorney	Filed herewith as page 90

31.1	Rule 13a-14(a)/15d-14(a) Certification of Bernard C. Bailey, principal executive officer	Filed herewith as page 95

31.2	Rule 13a-14(a)/15d-14(a) Certification of Steven G. Larson, principal financial officer	Filed herewith as page 96

32.1	Section 1350 Certification of Bernard C. Bailey, principal executive officer	Filed herewith as page 97

32.2	Section 1350 Certification of Steven G. Larson, principal financial officer	Filed herewith as page 98
___________________
  *Indicates management contract or compensatory plan or arrangement.
**Portions were omitted pursuant to request for confidential treatment.

(b)	Exhibits
Exhibits 21, 23.1, 24, 31.1, 31.2, 32.1 and 32.2 are filed herewith.

(c)	Financial Statement Schedule
Schedule II to our consolidated financial statements is on page 89.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON FINANCIAL STATEMENT SCHEDULE

The Board of Directors and Stockholders
 LaserCard Corporation:

The audit referred to in our report dated June 4, 2008, included the related financial statement schedule for the fiscal years ended March 31, 2008, 2007 and 2006 included in this Annual Report on Form 10-K.  The financial statement schedule is the responsibility of management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.  In our opinion, such financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/Odenberg, Ullakko, Muranishi & Co. LLP
San Francisco, California
June 4, 2008

SCHEDULE II

LASERCARD CORPORATION AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
For the Fiscal Years Ended March 31, 2006, 2007 and 2008
(In thousands)

	Balance at	Additions (Deletions)	Additions			Balance at
	Beginning	Charged (Credited)	Charged to		Deductions/	End of
Description	of Period	to Profit & Loss	Other Accounts		Write-off	of Period

Fiscal year 2006:

Product return reserve	$24	$78	$-		$24	$78

Bad debt reserve	$32	$34	$(2	)(1)	$-	$64

Inventory reserves	$648	$274	$-		$418	$503

Warranty reserve	$132	$569	$(1	)(1)	$52	$648

Deferred income tax asset valuation allowance	$18,426	$901	$-		$-	$19,327

Fiscal year 2007:

Product return reserve	$78	$-	$-		$-	$78

Bad debt reserve	$64	$24	$6	(1)	$28	$66

Inventory reserves	$503	$483	$17	(1)	$166	$837

Warranty reserve	$648	$164	$5	(1)	$74	$743

Deferred income tax asset valuation allowance	$19,327	$3,172	$-		$6,283	$16,216

Fiscal year 2008:

Product return reserve	$78	$-	$-		$78	$-

Bad debt reserve	$66	$30	$15	(1)	$76	$35

Inventory reserves	$837	$53	$94	(2)	$71	$913

Warranty reserve	$743	$147	$2		$237	$655

Deferred income tax asset valuation allowance	$16,216	$2,509	$-		$473	$18,252

Notes:
(1)	Partially due to Foreign Exchange rate translation

(2)	FIFO adjustment for standard change of previously reserved obsolete inventory

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

Dated:  June 6, 2008

LASERCARD CORPORATION

By:	/s/Bernard C. Bailey
Bernard C. Bailey, Interim Chief Executive Officer

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Bernard C. Bailey and Steven G. Larson and each of them, acting individually, as his attorney-in-fact, each with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in  connection therewith and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/Bernard C. Bailey	Interim Chief Executive Officer	June 6, 2008
Bernard C. Bailey	(Principal Executive Officer)
Director

/s/Steven G. Larson	Vice President of Finance and Treasurer	June 6, 2008
Steven G. Larson	(Principal Financial Officer and
Principal Accounting Officer)

/s/Arthur H. Hausman	Director	June 6, 2008
Arthur H. Hausman

/s/Donald E. Mattson	Director	June 6, 2008
Donald E. Mattson

/s/Dan Maydan	Director	June 6, 2008
Dan Maydan

/s/Albert J. Moyer	Director	June 6, 2008
Albert J. Moyer

/s/Walter F. Walker	Director	June 6, 2008
Walter F. Walker

INDEX TO EXHIBITS
[ITEM 14(c)]
Exhibit
Number	Description

3(I)	Amended and Restated Certificate of Incorporation; Exhibit 3.1 to Report on Form 10-K for the fiscal year ended March 31, 2005

3(II)	Amended and Restated By-Laws; Exhibit 3(II) to Report on Form 10-Q for the period ended December 31, 2007

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

10.13*	November 28, 2007, Planned Retirement Agreement and Age Discrimination Release Agreement with Richard M. Haddock, and incorporated herein by reference

10.14*	January 4, 2008, Executive Employment Agreements with Steven G. Larson and Richard M. Haddock, and incorporated herein by reference

16.3	Letter re Change in Certifying Accountant; previously filed as Exhibit 16.1 to Current Report on Form 8-K dated December 14, 2004

21	Subsidiaries of the Registrant; filed herewith as page 93

23.1	Consent of Odenberg, Ullakko, Muranishi & Co. LLP, Independent Registered Public Accounting Firm; filed herewith as page 94

24	Power of Attorney; filed herewith as page 90

31.1	Rule 13a-14(a)/15d-14(a) Certification of Bernard C. Bailey, principal executive officer; filed herewith as page 95

31.2	Rule 13a-14(a)/15d-14(a) Certification of Steven G. Larson, principal financial officer; filed herewith as page 96

32.1	Section 1350 Certification of Bernard C. Bailey, principal executive officer and president; filed herewith as page 97

32.2	Section 1350 Certification of Steven G. Larson, principal financial officer; filed herewith as page 98

*	Indicates management contract or compensatory plan or arrangement.
**	Portions were omitted pursuant to a request for confidential treatment.