Form 10-Q
period 2008-06-30
LASERCARD CORP
filed 2008-08-05
CIK 30140

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2008

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐ Yes  ☒ No

Number of outstanding shares of common stock, $.01 par value, at August 5, 2008:  12,012,376

Exhibit Index is on Page 51

Total number of pages is 90

PART I.	FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

LASERCARD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
 (In thousands)

	June 30,
	2008	March 31,
	(Unaudited)	2008*
ASSETS
Current assets:
Cash and cash equivalents	$1,142	$5,583
Accounts receivable, net of allowance of $48 at June 30, 2008	5,649	2,952
and $35 at March 31, 2008
Inventories, net of reserve of $908 at June 30, 2008	13,454	13,080
and $913 at March 31, 2008
Deferred contract costs	224	303
Equipment held for resale	118	89
Prepaid and other current assets	2,106	1,618
Total current assets	22,693	23,625

Property and equipment, net	11,124	11,700
Long-term investments	12,702	12,875
Long-term defered contract costs	481	561
Long-term equipment held for resale	6,722	6,599
Patents and other intangibles, net	417	402
Notes receivable	267	269
Other non-current assets	275	275
Total assets	$54,681	$56,306

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,711	$2,561
Accrued liabilities	2,588	3,221
Deferred income tax liability	412	405
Advance payments from customers	2,455	3,060
Deferred revenue	492	589
Capital lease obligation	30	30
Total current liabilities	8,688	9,866

Capital lease obligation, net of current portion	67	76
Accrued liabilities, net of current portion	264	-
Advance payments from customers, net of current portion	23,770	23,770
Deferred revenue, net of current portion	3,508	3,437
Deferred rent	1,243	1,168
Income tax payable	263	263
Total liabilities	37,803	38,580

Stockholders' equity:
Common stock	120	120
Additional paid-in capital	64,479	63,868
Accumulated deficit	(47,141)	(45,867)
Accumulated other comprehensive loss	(580)	(395)
Total stockholders' equity	16,878	17,726

Total liabilities and stockholders’ equity	$54,681	$56,306

*Amounts derived from audited consolidated financial statements

The accompanying notes are an integral part of these condensed consolidated financial statements.

LASERCARD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(In thousands, except per share amounts)

	Three Months Ended
	June 30,
	2008	2007

Revenues	$10,722	$7,855
Cost of sales (includes $137 and $66 stock-based compensation in
the three-month periods ended June 30, 2008 and 2007, respectively)	7,255	6,194
Gross profit	3,467	1,661

Operating expenses:
Selling, general, and administrative expenses (includes
$337 and $311 stock-based compensation in the three-month
periods ended June 30, 2008 and 2007, respectively)	3,900	3,489
Research and development expenses (includes $64 and $60
stock-based compensation in the three-month periods ended
June 30, 2008 and 2007, respectively)	860	788
Total operating expenses	4,760	4,277
Operating loss	(1,293)	(2,616)

Other income, net	46	241

Loss before provision for income taxes	(1,247)	(2,375)

Provision for income taxes (benefit)	27	(16)

Net loss	$(1,274)	$(2,359)

Net loss per share:
Basic and diluted	$(0.11)	$(0.20)

Weighted-average shares of common stock
used in computing net loss per share:
Basic and diluted	11,991	11,866

The accompanying notes are an integral part of these condensed consolidated financial statements.

LASERCARD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Three Months Ended
	June 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(1,274)	$(2,359)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	722	731
Loss on disposal of equipment	-	2
Provision for doubtful accounts receivable	13	8
Provision for excess and obsolete inventory	(6)	37
Provision for warranty reserve	(54)	39
Decrease in deferred income tax assets	9	-
Stock-based compensation	538	437
Changes in operating assets and liabilities:
Increase in accounts receivable	(2,710)	(155)
Increase in inventories	(369)	(51)
Decrease (increase) in deferred contract costs	158	(18)
Increase in prepaid and other current assets	-	(71)
Increase in equipment held for resale	(151)	(93)
Increase in other non-current assets	(321)	-
Decrease in accounts payable and accrued liabilities	(167)	(953)
Increase (decrease) in deferred income tax liability	7	(16)
Increase (decrease) in deferred revenue	(26)	132
Increase in long-term deferred rent	75	83
Decrease in advance payments from customers	(605)	(488)
Net cash used in operating activities	(4,161)	(2,735)
Cash flows from investing activities:
Purchases of property and equipment	(278)	(246)
Acquisition of patents and other intangibles	(45)	(26)
Proceeds from maturities of short-term investments	-	1,900
Net cash provided by (used in) investing activities	(323)	1,628
Cash flows from financing activities:
Proceeds from sale of common stock through stock plans	73	106
Principal payments on capital lease obligation	(9)	-
Net cash provided by financing activities	64	106
Effect of exchange rate changes on cash and cash equivalents	(22)	(34)
Net decrease in cash and cash equivalents	(4,442)	(1,035)
Cash and cash equivalents:
Beginning of period	5,583	3,026
End of period	$1,141	$1,991

Supplemental schedule of non-cash investing activities:
Equipment acquired under capital leases	$-	$-
Increase in unrealized loss in fair value of investments	$(173)	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

LASERCARD CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. Basis of Presentation

The unaudited condensed consolidated financial statements contained herein include the accounts of LaserCard Corporation (the “Company”) and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated upon consolidation. The consolidated balance sheet data as of March 31, 2008 was derived from audited consolidated financial statements, but does not include all disclosures required by U.S. generally accepted accounting principles.

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

These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the fiscal year ended March 31, 2008, included in the Company's Annual Report on Form 10-K, filed with the SEC on June 6, 2008.

The results of operations for the three-month period ended June 30, 2008 is not necessarily indicative of results to be expected for the entire fiscal year ending March 31, 2009.  Certain prior year amounts have been reclassified to conform to the current year presentation.

 Recently Adopted Accounting Pronouncements:  In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 provides entities with an option to report selected financial assets and liabilities at fair value, with the objective to reduce both the complexity in accounting for financial instruments, and the volatility in earnings caused by measuring related financial assets and liabilities differently. Unrealized gains and losses on items for which the fair value option is elected would be reported in earnings. The Company adopted SFAS No. 159 as of April 1, 2008, and has elected not to measure any financial instruments and other items at fair value. Therefore, material financial assets and liabilities not carried at fair value, such as the Company’s short-term and long-term debt obligations and trade accounts receivable and accounts payable, are still reported at their carrying values. Any future transacted financial asset or liability will be evaluated for the fair value election as prescribed by SFAS No. 159. The adoption of SFAS No. 159 did not have an impact on the Company’s consolidated financial position, results of operations and cash flows.

In June 2007, EITF Issue No. 07-3 ("EITF 07-3"), Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities, was issued that requires companies to defer and capitalize prepaid, nonrefundable research and development payments to third parties and recognize such amounts over the period that the research and development activities are performed or the services are provided, subject to an assessment of recoverability. The guidance is effective for new contracts entered into in fiscal years beginning after December 15, 2007, including interim periods within those fiscal years.  The Company adopted EITF No. 07-3, on a prospective basis, as of April 1, 2008 and the adoption did not have an impact on its consolidated financial statements.

Recently Issued Accounting Pronouncements:  In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in U.S. generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 is intended to be applied in conjunction with other accounting pronouncements that require or permit fair value measurements. Although SFAS No. 157 does not require any new fair value measurements, its application may change current practice for some entities. The definition of fair value contained in SFAS No. 157 retains the exchange price notion inherent in earlier definitions of fair value. SFAS No. 157 clarifies that the exchange price is the price in an orderly transaction between market participants to sell an asset or transfer a liability in the principal (or most advantageous) market for the asset or liability. Accordingly, the definition focuses on the price that would be received to sell the asset or paid to transfer the liability at the measurement date (an exit price), not the price that would be paid to acquire the asset or received to assume the liability at the measurement date (an entry price). SFAS No. 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Therefore, SFAS No. 157 prescribes that a fair value measurement be determined based on the assumptions that market participants would use in pricing the asset or liability. The FASB also issued FASB Staff Position (“FSP”) 157-2 in February 2008. FSP 157-2 delays the effective date of the application of SFAS No. 157 to fiscal years beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities that are recognized at fair value in the financial statements on a nonrecurring basis. The Company will continue to assess the potential impact of the adoption of SFAS 157 on its consolidated financial statements.

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

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51 (“SFAS 160”).  SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the potential impact of the adoption of SFAS 160 on its consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 (“SFAS No. 161”). SFAS No. 161 is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. SFAS No. 161 applies to all derivative instruments within the scope of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”) as well as related hedged items, bifurcated derivatives, and nonderivative instruments that are designated and qualify as hedging instruments. SFAS No. 161 establishes principles and requirements for how an entity identifies derivative instruments and related hedged items that affect its financial position, financial performance, and cash flows. SFAS No. 161 also establishes disclosure requirements that the fair values of derivative instruments and their gains and losses are disclosed in a tabular format, that derivative features which are credit-risk related be disclosed to provide clarification to an entity’s liquidity and cross-referencing within footnotes. The Company will be required to adopt SFAS No. 161 in the first quarter of fiscal year 2009. The Company is currently evaluating the requirements of SFAS No. 161 and has not yet determined the impact of its adoption on its consolidated financial statements.

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

LASERCARD CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(3.) Fiscal Period.  For purposes of presentation, the Company labels its annual accounting period end as March 31 and its quarterly accounting period ends as June 30, September 30 and December 31.  The Company, in fact, operates and reports based on quarterly periods ending on the Friday closest to month end.  The 13-week first quarter of fiscal year 2009 ended on June 27, 2008, and the 13-week first quarter of fiscal year 2008 ended on June 29, 2007.

(4.) Foreign Currency Transactions. The functional currency of the Company's foreign subsidiary is generally the local currency. The financial statements of this subsidiary are translated to United States dollars using period-end rates of exchange for assets and liabilities and average rates of exchange for the period for revenues and expenses. Translation gains (losses) are recorded in accumulated other comprehensive loss as a component of stockholders' equity. Net gains and losses resulting from foreign exchange transactions are included in selling, general and administrative expenses and were not significant during the periods presented.

(5.) Derivative Financial Instruments. The Company uses short-term foreign exchange forward contracts to mitigate foreign currency risk associated primarily with inter-company receivables and payables, and loan receivables (denominated in Euros) with its German subsidiary.  The Company's foreign exchange forward contracts are not designated for accounting purposes as hedging instruments under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended.  Accordingly, any gains or losses resulting from changes in the fair value of the forward contracts are reported in other income.  The gains and losses on these forward contracts generally offset gains and losses associated with the underlying foreign currency denominated inter-company receivables and payables, and loans receivable.  At June 30, 2008 and March 31, 2008, the Company had foreign exchange forward contracts with a maturity of less than 30 days to purchase 1.5 million euros and 1.2 million euros, respectively.  The fair value of the forward contracts was not material at June 30, 2008 and March 31, 2008.

(6.) Concentrations of Risk. Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash, cash equivalents, short-term investments, long-term investments and accounts receivable. The Company places its cash, cash equivalents, short-term and long-term investments in high-credit quality financial institutions.  The Company is exposed to credit risk in the event of default by these institutions to the extent of the amount recorded on the consolidated balance sheets.  As of June 30, 2008 and March 31, 2008, the Company had a net of impairment of $12.7 million and $12.9 million, respectively, of student loan auction rate securities accounted for as available-for-sale and classified as long-term securities due to the underlying events surrounding the failed auctions.  Given the recent disruptions in the credit markets and the fact that the liquidity for these types of securities remains uncertain, the Company has classified all of its auction rate securities as long-term assets in the Company's consolidated balance sheet as the Company's ability to liquidate such securities in the next 12 months is uncertain.  More detailed information about the risks the Company faces with regard to its investment in the auction rate securities can be found in the Note 2 of the Notes to Consolidated Financial statements regarding cash and cash equivalents, short-term investments and long-term investments.

Accounts receivable are derived from revenue earned from customers primarily located in the United States, Kingdom of Saudi Arabia, Costa Rica, and Germany.  The Company performs ongoing credit evaluations of its customers’ financial condition and generally does not require collateral.  The Company maintains reserves for potential credit losses and historically, such losses have been immaterial.

LASERCARD CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(7.) Major Customers. The following customers accounted for more than 10% of revenues for the periods shown below.  The revenue from these customers was attributable to both the optical memory card and the drive, system and services segments.  No other customer accounted for more than 10% of revenues during these periods.

	Three Months Ended
	June 30,
	2008	2007
Customer A	17%	14%
Customer B	16%	-
Customer C	16%	38%
Customer D	13%	1%

Two customers accounted for 33% and 30% of accounts receivable at June 30, 2008.  One customer accounted for 37% of accounts receivable at March 31, 2008.

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

All short-term and long-term investments, except investments in auction rate securities, are classified as held to maturity and are stated in the condensed consolidated balance sheets at amortized cost.  As such investments are classified as held to maturity, no unrealized gains or losses are recorded.  The carrying amounts of individual held to maturity securities are reviewed at the consolidated balance sheet date for potential impairment.

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

LASERCARD CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

In valuing its investments, the Company primarily uses market data or fair values derived from brokerage statements supplied by the Company’s brokerage firm.  The fair value of the auction rate securities with failed auctions are subject to unobservable inputs in the fair value measurement that are derived from fair values calculated by the Company’s brokerage firm using their internally developed valuation methodology based on a present value cash flow model. The Company also used a valuation firm at March 31, 2008 to help management analyze the reasonableness of the fair values provided by the brokerage firm.

Cash equivalents and investments consist of the following (in thousands):

	June 30, 2008
		Gross	Gross
		Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

Cash equivalents	$156	$—	$—	$156
Short-term investments	—	—	—	—
Long-term investments	13,500	—	(798)	12,702
	$13,656	$—	$(798)	$12,858

	March 31, 2008
		Gross	Gross
		Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

Cash equivalents	$4,581	$—	$—	$4,581
Short-term investments	—	—	—	—
Long-term investments	13,500	—	(625)	12,875
	$18,081	$—	$(625)	$17,456

Investments at June 30, 2008 and March 31, 2008 represent student loan auction rate securities, 96.3% of which have Federal Family Education Loan Program (“FFELP”) guaranty of the underlying debt obligations and the remaining balance privately financed and consisting of an over-collateralized pool of graduate student loans.  As a result of recent auction failures during fiscal 2008, actual market prices or relevant observable inputs were not readily available to determine the fair value of the Company’s auction rate securities.  The Company valued the auction rate securities using the fair value supplied by the Company’s brokerage firm derived from the brokerage firm’s internal valuation methodology using a discounted cash flow model and our own analysis.  Based on the estimated fair value at June 30, 2008, the Company recorded an unrealized other comprehensive loss of $173,000 in addition to the $625,000 recorded at March 31, 2008.  Also, the Company reclassified the auction rate securities of $12.7 million and $12.9 million at June 30, 2008 and March 31, 2008, respectively, to long-term investments from short-term investments in the condensed consolidated balance sheet as the Company has the ability and intent to hold the securities until anticipated recovery of fair value occurs.

The Company expects to liquidate its auction rate securities without significant loss primarily due to the government guarantees of a large portion of the underlying securities.  The Company has determined that these securities are temporarily impaired, mostly due to changes in interest rates and liquidity factors and not credit quality, and because the Company has the ability and intent to hold its auction rate securities that it held until market stability is restored with respect to these securities.  However, it could take until the nominal maturity of the underlying debt instruments to realize the investments’ recorded value.

LASERCARD CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(9.) Fair Value of Measurements.  Effective April 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), except as it applies to the nonfinancial assets and nonfinancial liabilities subject to Financial Staff Position SFAS 157-2. SFAS 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability. As a basis for considering such assumptions, SFAS 157 establishes a three-tier value hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:

Level 1 - Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2 - Include other inputs that are directly or indirectly observable in the marketplace.

Level 3 - Unobservable inputs which are supported by little or no market activity.

The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

In accordance with SFAS 157, the Company measures our cash equivalents and marketable securities at fair value. Our cash equivalents and marketable securities are primarily classified within Level 1 with the exception of our investments in auction rate securities, which are classified within Level 3. Cash equivalents and marketable securities are valued primarily using quoted market prices utilizing market observable inputs.  The Company’s investments in auction rate securities are classified within Level 3 because there are no active markets for the auction rate securities and therefore the Company is unable to obtain independent valuations from market sources.  Therefore, the auction rate securities were valued using a discounted cash flow model. Some of the inputs to the cash flow model are unobservable in the market. The total amount of assets measured using Level 3 valuation methodologies represented 2% of total assets as of June 30, 2008.

The table below shows, by level, our financial assets that were accounted for at fair value as of June 30, 2008.  The table does not include assets and liabilities which are measured at historical cost or any basis other than fair value (in thousands):

	June 30, 2008
Items measured at fair value on a recurring basis:	Portion of Carrying Value Measured at Fair Value	Level 1	Level 3

Cash equivalents: Money Market funds	$156	$156	$—
Short-term investments	—	—	—
Long-term investments: Auction Rate Securities	12,702	—	12,702
	$12,858	$156	$12,702

LASERCARD CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table summarizes the change in fair values for Level 3 items during the three-month period ended June 30, 2008 (in thousands):

Level 3
Changes in fair value during the period ended June 30, 2008 (pre-tax)

Beginning Balance at March 31, 2008	$12,875
Purchases	—
Sales	—
Unrealized loss included in other comprehensive income	(173)
Ending Balance at June 30, 2008	$12,702

The Company's agreement with the government of Costa Rica signed on December 20, 2007, required it to issue a completion bond of approximately $167,000, equivalent to 10% of the contract price.  The Company purchased a certificate of deposit representing the completion bond which is classified as other non-current assets in the Company's consolidated balance sheets at March 31, 2008.  The bond shall remain in effect for one year (12 months) after the final acceptance date of delivery of the last batch of shipment, which occurred in the first quarter of fiscal year 2009.  At June 30, 2008 and March 31, 2008, the Company had classified the restricted cash as non-current assets.

(10.) Accounts Receivable, Net. The Company maintains allowances for doubtful accounts and product return reserves for anticipated losses resulting from the inability of its customers to make required payments and in-process product returns. The Company generally compute its allowances based on specifically identifying accounts that are past due and that are likely not collectible.  Interest receivable is accrued from investments in auction rate securities and other interest-bearing securities.  Other receivables are comprised of value added tax refunds and miscellaneous items.  The components of accounts receivable as of June 30, 2008 and March 31, 2008 are (in thousands):

	June 30,	March 31,
	2008	2008
Trade receivables	$5,608	$2,899
Allowance for doubtful accounts	(48)	(35)
Interest receivable	7	12
Other receivables	82	76
Total accounts receivable, net	$5,649	$2,952

(11.) Inventories, Net. Inventories are stated at the lower of cost or market, with cost determined on a first-in, first-out basis and market based on replacement cost or estimated realizable value less cost to sell. The components of inventories as of June 30, 2008 and March 31, 2008 are (in thousands):

	June 30,	March 31,
	2008	2008
Raw materials	$7,064	$7,675
Work-in-process	1,785	1,518
Finished goods	4,605	3,887
Total inventory, net	$13,454	$13,080

LASERCARD CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The Company establishes lower of cost or market reserves, aged inventory reserves and obsolescence reserves. Inventory reserves are generally recorded when management determines that an item does not have a foreseeable revenue forecast. Inventory reserves are not relieved until the related inventory has been sold or scrapped.  For the three-month periods ended June 30, 2008 and 2007 the Company recorded inventory reserve expense of $2,000 and $50,000, respectively.  The Company did not record any lower of cost or market adjustments in our condensed consolidated statements of operations for the three-month periods ended June 30, 2008 and 2007.

(12.) Equipment Held for Resale.  Equipment held for resale consists primarily of parts, labor costs and other costs incurred to build equipment under a contract from which the Company has received $25.8 million in non-refundable advance payments.  Direct incremental costs associated with the purchase or construction of these items are deferred until revenue is recognized.  The components of equipment held for resale as of June 30, 2008 and March 31, 2008 are (in thousands):

	June 30,	March 31,
	2008	2008
Parts	$5,474	$5,417
Labor costs	1,253	1,158
Other	113	113
Total equipment held for resale	$6,840	$6,688

(13.) Property and Equipment, Net.  The components of property and equipment as of June 30, 2008 and March 31, 2008 are (in thousands):

	June 30,	March 31,
	2008	2008
Building and land	$1,045	$1,052
Equipment and furniture	25,601	25,438
Construction in progress, including
purchased equipment	223	282
Leasehold improvements	5,228	5,222
	32,097	31,994
Less: accumulated depreciation and amortization	(20,973)	(20,294)
Total property and equipement, net	$11,124	$11,700

Property and equipment are recorded at cost. Depreciation is provided over the estimated useful lives which currently are four to seven years for equipment and furniture using the straight-line method and twenty-five years for the building using the straight-line method.  Leasehold improvements are amortized over the shorter of the life of the asset or the life of the lease using the straight-line method.  Depreciation and leasehold amortization expense for the three-month periods ended June 30, 2008 and 2007 were $692,000 and $696,000, respectively.  Maintenance and minor repairs and replacements are expensed when incurred.  Disposition or retirement of property and equipment related gains and losses are charged to other income and expenses.

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

(14.) Goodwill and Other Intangible Assets.  Goodwill represents the excess of the purchase price over the fair value of identifiable net tangible and intangible assets acquired in a business combination.  In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, the Company does not amortize goodwill.  Instead, the Company evaluates goodwill for impairment annually in the fourth quarter and whenever events or changes in circumstances indicate that it is more likely than not that an impairment loss has been incurred.  At March 31, 2007, the Company determined that estimated future cash flows were insufficient to justify the carrying value of goodwill and other intangible assets based on management’s decision to suspend optical memory card production in Germany. As such, in the fourth quarter of fiscal year 2007, the Company recorded a non-cash impairment charge of approximately $3.8 million for the full amount of remaining goodwill and other intangible assets related to the Company’s purchase of Challenge Card Design Plastikkarten GmbH of Rastede, Germany, and Cards & More GmbH of Ratingen, Germany on March 31, 2004.  The Company intends to continue to use the facility and equipment to produce specialty cards although plans to use the facility to produce LaserCard® optical memory cards in Germany have been suspended.

LASERCARD CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Definite life intangible assets capitalized and accumulated amortization as of June 30, 2008 and March 31, 2008 are as follows (in thousands):

	June 30,	March 31,
	2008	2008
Patent expenditures	$3,714	$3,669
Technology transfer expenditures	545	545
Total patent and other intangible expenditures	4,259	4,214

Patent accumulated amortization	(3,297)	(3,267)
Technology transfer accumulated amortization	(545)	(545)
	(3,842)	(3,812)
Amortizable patents and other intangible, net	$417	$402

The amortization expense for the three-month periods ended June 30, 2008 and 2007 were $30,000 and $35,000, respectively.

(15.) Assessment of Impairment of Tangible and Intangible Long-Lived Assets.  In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company assesses the impairment of long-lived assets whenever events or changes in circumstances indicate that their carrying value may not be recoverable from the estimated future cash flows expected to result from their use and eventual disposition.  The Company’s long-lived assets subject to this evaluation include property and equipment and amortizable intangible assets.  If the Company’s estimate of future undiscounted net cash flows is insufficient to recover the carrying value of the assets, the Company will record an impairment loss in the amount by which the carrying value of the assets exceeds the fair value.  If assets are determined to be recoverable but the useful lives are shorter than originally estimated, the Company depreciates or amortizes the net book value of the asset over the newly determined remaining useful lives.  Based on the Company’s estimated future cash flow analysis and having had no triggering events such as a significant disposal of a portion of such assets, an adverse change in the market involving the business employing the related asset, a significant decrease in the benefits realized from an acquired business, management has determined that as of June 30, 2008 and March 31, 2008, the fair value of long-lived assets exceeds their book value.  Therefore, no impairment loss has been recognized.

LASERCARD CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

 (16.) Accrued Liabilities.  The components of accrued short and long-term liabilities as of June 30, 2008 and March 31, 2008 are (in thousands):

	June 30,	March 31,
	2008	2008
Accrued compensated absences	$675	$846
Deferred compensation	591	713
Warranty reserves	537	655
Accrued payroll and fringe benefits	364	449
Other accrued liabilities	684	558
Total accrued liabilities	$2,851	$3,221

Where appropriate, provision is made at the time of shipment for estimated warranty costs. The Company provides a limited warranty for the replacement of defective products. The Company’s limited warranty requires them to repair or replace defective products at no cost to the customer within a specified time period after sale. The Company estimates the costs that may be incurred under its limited warranty and record a liability in the amount of such costs. Factors that affect the Company’s estimates of warranty liability include the number of units sold, and historical and anticipated rates of warranty claims. The Company assesses the adequacy of its recorded warranty liability and adjusts the amount as necessary. The Company utilizes historical trends and information received from our customers to assist in determining the appropriate estimated warranty accrual levels. The Company’s product warranty claims are settled through the return of defective products and the shipment of replacement products. The adequacy of the warranty reserve is reviewed quarterly to verify that it properly reflects the remaining obligations based on the anticipated warranty costs over the balance of the obligation period. Adjustments are made when actual return claim experience differs from estimates.

Warranty activities for the three-month periods ended June 30, 2008 and 2007 are as follow (in thousands):

	Three Months Ended
	June 30,
	2008	2007
Beginning balance	$655	$743
Accruals for products sold	(55)	38
Costs incurred	(63)	(109)
Ending balance	$537	$672

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

The Company applies the provisions of Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts (“SOP 81-1”), in applicable contracts. Revenues on time and materials contracts are recognized as services are rendered at contract labor rates plus material and other direct costs incurred.  Revenues on fixed price contracts are recognized on the percentage of completion method based on the ratio of total costs incurred to date compared to estimated total costs to complete the contract.  Estimates of costs to complete include material, direct labor, overhead and allowable general and administrative expenses.  In circumstances where estimates of costs to complete a project cannot be reasonably estimated, but it is assured that a loss will not be incurred, the percentage-of-completion method based on a zero profit margin, rather than the completed-contract method, is used until more precise estimates can be made. The full amount of an estimated loss is charged to operations in the period it is determined that a loss will be realized from the performance of a contract.  The Company recognized approximately $68,000 and $13,000 of revenues for the three-month periods ended June 30, 2008 and 2007, respectively, based on a zero profit margin related to a long-term contract.

In the fourth quarter of fiscal year 2006, the Company entered into a subcontract covering product and services with a prime contractor for the Kingdom of Saudi Arabia to provide them with card personalization workstation integration for use in that country’s personalized national ID card program with decentralized card issuance which includes optical memory cards, hardware, and software. The contract called for multiple deliverables, installation, and certain client acceptance criteria, as defined in the agreement.  In applying the guidance within EITF 00-21, the Company determined the deliverables are not to be accounted for as separate units, but rather as a bundled arrangement as the fair value of the undelivered items cannot be readily determined.  Therefore, revenue recognition on this contract and the associated contract costs were deferred until the predominant undelivered element, the card personalization, was delivered and accepted, commencing when the installation and acceptance of the card personalization system was complete.  The Company determined that once the card personalization system was accepted, contract revenue would be recognized ratably based on actual cards personalized and accepted.  As the card personalization system was accepted during the quarter ended March 31, 2007, the Company began recognizing revenue under this contract during that period on cards that had been accepted by customer.  On June 23, 2007, the Company and the prime contractor entered into an agreement amending the terms of the provision of cards and supplies according to a delivery schedule for the balance of fiscal 2008.  In addition, the Company no longer has obligations pertaining to the installation of equipment, card personalization workstation integration or card personalization.  As a result of this amendment, the Company recognizes revenue upon receipt of the customer’s certificate of acceptance of cards delivered.  Also under the amendment and associated sales incentives, new prices per card have been established.  The Company has completed the initial orders under the subcontract at March 31, 2008; however, the subcontract allows for optional orders at customer request over a four-year period through December 2010, valued at up to another approximately $35 million in cards based on the new agreed upon price per card under the amendment.  During the three-month period ended June 30, 2008, the Company received another $4.7 million card order and recognized revenue of approximately $1.9 million.  During the three-month period ended June 30, 2007, the Company recognized card revenue of $0.9 million.

LASERCARD CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

As of June 30, 2008 and March 31, 2008 there remained $0.5 million and $0.6 million of deferred revenue, respectively, relating to this contract. As of June 30, 2008 and March 31, 2008, there were $0.5 million and $0.6 million of deferred contract costs, respectively, relating to this contract

The Company applies the provisions of Statement of Position (“SOP”) No. 97-2, Software Revenue Recognition, as amended by Statement of Position 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions to all transactions involving the sale of software products.  Revenue from the license of the Company’s software products is recognized when persuasive evidence of an arrangement exists, the software product has been delivered, the fee is fixed or determinable and collectibility is probable, and, if applicable, upon acceptance when acceptance criteria are specified or upon expiration of the acceptance period.  There was no software sold separately under the drives, systems, and services for the three-month period ended June 30, 2008.  Software revenue was immaterial for the three-month period ended June 30, 2007.

License revenue, which may consist of up-front license fees and long-term royalty payments, is recognized as revenue when earned.  There were no license revenues recorded for the three-month periods ended June 30, 2008 and 2007.

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

(22.) Advertising Costs.  Advertising costs consist of development and placement costs of the Company’s advertising campaigns and are charged to expense when incurred. Advertising expense was approximately $120,000 and $202,000 for the three-month periods ended June 30, 2008, and 2007, respectively.

(23.) Stock-based Compensation.  Effective April 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment, which requires share-based payment transactions to be accounted for using a fair value based method and the recognition of the related expense in the results of operations. Prior to the adoption of SFAS No. 123(R), as permitted by SFAS No. 123, Accounting for Stock-Based Compensation, the Company accounted for share-based payments to employees in accordance with Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, utilizing the intrinsic value method. Therefore, the Company did not recognize compensation cost for employee and director stock options because there was no intrinsic value. SFAS No. 123(R) allows companies to choose one of two transition methods: the modified prospective transition method or the modified retrospective transition method.

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

Prior to April 1, 2006, the Company accounted for its stock-based compensation plans using the intrinsic value method prescribed in APB No. 25. Accordingly, compensation cost for stock options, if any, was measured at the excess of the quoted market price of the Company’s stock at the date of grant over the amount an employee must pay to acquire the stock. SFAS No. 123(R) established accounting and disclosure requirements using a fair-value based method of accounting for stock-based employee compensation plans.

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

The following assumptions were utilized to estimate the fair value of the Company’s stock option awards during the three-month periods ended June 30, 2008 and 2007:

	Three Months Ended
	June 30,
	2008	2007
Expected stock price volatility	55%	55%
Risk-free interest rates	2.44% - 3.35%	4.93%
Expected life of options	4.4 - 5 years	4.4 years
Expected annual dividends	―	―

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

With the adoption of SFAS No. 123(R), the Company recorded stock-based employee compensation expense related to stock options and restricted shares of approximately $510,000 and $409,000, respectively, net of estimated forfeitures, for the three-month period ended June 30, 2008 and 2007.  The Company recognized the full amount of the stock-based employee compensation expense of its equity incentive plans in the consolidated statements of operations for the three-month periods ended June 30, 2008 and 2007 and did not capitalize any such costs in the condensed consolidated balance sheets other than in the general overhead pool for inventory costs.

The following table lists stock option activity for the three-month period ended June 30, 2008, (in thousands, except for weighted average exercise price):

	2008
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual
	(shares in thousands)

Outstanding at March 31, 2008	2,152	$12.74
Granted	567	$7.15
Exercised	–	$0.00
Canceled	(110)	$13.67
Outstanding at June 30, 2008	2,609	$11.49	4.7
Options vested and exercisable at end of year	1,583	$12.95	3.6

The weighted-average grant-date fair value per share of options granted during the three-month periods ended June 30, 2008 and 2007 were $3.62 and $5.80, respectively.

Stock-based compensation expense related to stock options and restricted shares were recorded in the Company’s condensed consolidated statements of operations was allocated as follows (in thousands):

	Three Months Ended
	June 30,
	2008	2007
Cost of sales	$137	$66
Selling, general and administrative expense*	309	283
Research and development expense	64	60

Stock-based compensation expense before income tax	510	409
Less: income tax benefit	―	―
Net stock-based compensation expense after income tax	$510	$409

*Stock-based compensation expense related to Employee Stock Purchase Plan is disclosed under such caption below.

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

LASERCARD CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Restricted shares were awarded to officers and directors of the Company. The fair value of the shares at the time of the award is expensed on a straight-line basis, primarily in selling, general and administrative expenses over the vesting period.  For officers, 25% of these restricted shares shall vest subject to continuous common-law employment with the Company on each of the first, second, third, and fourth anniversaries of the date of grant of their award with no expiration.  For directors, the restricted shares will vest in full on the eleventh month after the date of their award.  For officers, as the shares vest, the Company will affect tax withholding by retaining that number of shares having a fair market value equal to the taxes being withheld.  On June 2, 2008, the new chief executive officer was granted 20,000 restricted shares under Nasdaq Rule No. 4350(i)(1)(A).

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

The following table lists restricted stock unit activity for the three-month period ended June 30, 2008, (in thousands):

2008
Number of Shares
Outstanding at March 31, 2008	81
Granted	–
Vested issued	–
Canceled	(3)
Outstanding at June 30, 2008	78

As of June 30, 2008, about $5.9 million of total unrecognized compensation cost related to unvested stock options, restricted share awards and restricted stock units is expected to be recognized over the remaining vesting period through December 31, 2012.  As of June 30, 2007, there was approximately $4 million of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under our stock incentive plans which was expected to be recognized over the remaining vesting period through June 30, 2011.

The Company recorded no income tax benefit on stock-based compensation expense for the three-month periods ended June 30, 2008 and 2007, as the Company has cumulative operating loss carryforwards, for which a full valuation allowance has been established.

The FASB Staff Position ("FSP") No. 123R-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards, requires an entity to follow either the transition guidance for the additional-paid-in-capital (APIC) pool as prescribed in SFAS No. 123(R) or the alternative transition method described in FSP No. 123R-3. An entity that adopts SFAS No. 123(R) using the modified prospective application may make a one-time election to adopt the transition method described in the FSP No. 123R-3, and may take up to one year from the latter of its initial adoption of SFAS No. 123(R) or the effective date of the FSP No. 123R-3 to evaluate the available transition alternatives and make its one-time election. The Company has elected to use the simplified method provided for in FSP FAS 123R-3 to calculate our APIC pool effective April 1, 2007. The adoption of the FSP did not have a material impact on its consolidated financial position, results of operations or cash flows.

LASERCARD CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Employee Stock Purchase Plan.  The Company has an Employee Stock Purchase Plan (ESPP), under which 81,229 and 23,215 shares were reserved as of June 30, 2008 and 2007, respectively, for future purchases by employees. Under the Stock Purchase Plan, eligible employees may designate from 2% to 6% of their compensation to be withheld for the purchase of shares of common stock at 67% of the average price over the three-day period prior to the purchase date.  Under the ESPP plan, employees purchased 12,956 shares during the three-month period ended June 30, 2008. The weighted average purchase price per share was $4.91 and the weighted average market price per share for shares purchased was $7.80 during the three-month period ended June 30, 2008. During the three-month period ended June 30, 2007, employees purchased 7,884 shares with a weighted average purchase price per share of $7.39 and a weighted average market price per share for shares purchased of $10.31. The differential between fair market value and the average price of the shares sold under the ESPP is charged to operations as a compensation expense and is taxed to the employee as income.  The stock-based compensation expense of $28,000 relating to the ESPP which was included in the Company’s condensed consolidated statements of operations in selling, general and administrative expenses during the three-month periods ended June 30, 2008 and 2007.

(24.) Income Taxes.  Income taxes are accounted for in accordance with FASB Statement No. 109, Accounting for Income Taxes, which requires the use of the asset and liability method.  Under this method, deferred tax assets and liabilities are determined based upon the differences between the financial reporting and the tax bases of assets and liabilities and are measured using enacted tax rules and laws that are anticipated to be in effect when the differences are expected to reverse.  Our net deferred tax assets are reduced by a valuation allowance to the extent that realization of the related deferred tax asset is not assured.  The Company have recorded a valuation allowance for the full amount of our calculated deferred tax asset as of June 30, 2008 and March 31, 2008.

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

(25) Comprehensive Income (Loss).  Under SFAS No. 130, Reporting Comprehensive Income, comprehensive income (loss) is defined as the changes in equity of an enterprise except for those resulting from stockholders’ transactions. For the three-month periods ended June 30, 2008 and 2007, comprehensive loss is as follows (in thousands):

	Three Months Ended
	June 30,
	2008	2007
Net loss	$(1,274)	$(2,359)
Net change in cumulative foreign
currency translation adjustments	(12)	6
Unrealized loss on investments	(173)	-
Comprehensive loss	$(1,459)	$(2,353)

LASERCARD CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(26.) Recent Accounting Pronouncements: In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 provides entities with an option to report selected financial assets and liabilities at fair value, with the objective to reduce both the complexity in accounting for financial instruments, and the volatility in earnings caused by measuring related financial assets and liabilities differently. Unrealized gains and losses on items for which the fair value option is elected would be reported in earnings. The Company adopted SFAS No. 159 as of April 1, 2008, and has elected not to measure any financial instruments and other items at fair value. Therefore, material financial assets and liabilities not carried at fair value, such as the Company’s short-term and long-term debt obligations and trade accounts receivable and accounts payable, are still reported at their carrying values. Any future transacted financial asset or liability will be evaluated for the fair value election as prescribed by SFAS No. 159.

In June 2007, EITF Issue No. 07-3 ("EITF 07-3"), Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities, was issued that requires companies to defer and capitalize prepaid, nonrefundable research and development payments to third parties and recognize such amounts over the period that the research and development activities are performed or the services are provided, subject to an assessment of recoverability. The guidance is effective for new contracts entered into in fiscal years beginning after December 15, 2007, including interim periods within those fiscal years.  The Company adopted EITF No. 07-3, on a prospective basis, as of April 1, 2008 and the adoption did not have an impact on its consolidated financial statements.

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in U.S. generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 is intended to be applied in conjunction with other accounting pronouncements that require or permit fair value measurements. Although SFAS No. 157 does not require any new fair value measurements, its application may change current practice for some entities. The definition of fair value contained in SFAS No. 157 retains the exchange price notion inherent in earlier definitions of fair value. SFAS No. 157 clarifies that the exchange price is the price in an orderly transaction between market participants to sell an asset or transfer a liability in the principal (or most advantageous) market for the asset or liability. Accordingly, the definition focuses on the price that would be received to sell the asset or paid to transfer the liability at the measurement date (an exit price), not the price that would be paid to acquire the asset or received to assume the liability at the measurement date (an entry price). SFAS No. 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Therefore, SFAS No. 157 prescribes that a fair value measurement be determined based on the assumptions that market participants would use in pricing the asset or liability. The FASB also issued FASB Staff Position (“FSP”) 157-2 in February 2008. FSP 157-2 delays the effective date of the application of SFAS No. 157 to fiscal years beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities that are recognized at fair value in the financial statements on a nonrecurring basis. The Company will continue to assess the potential impact of the adoption of SFAS 157 on its consolidated financial statements.

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

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51 (“SFAS 160”).  SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the potential impact of the adoption of SFAS 160 on its consolidated financial statements.

LASERCARD CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 (“SFAS No. 161”). SFAS No. 161 is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. SFAS No. 161 applies to all derivative instruments within the scope of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”) as well as related hedged items, bifurcated derivatives, and nonderivative instruments that are designated and qualify as hedging instruments. SFAS No. 161 establishes principles and requirements for how an entity identifies derivative instruments and related hedged items that affect its financial position, financial performance, and cash flows. SFAS No. 161 also establishes disclosure requirements that the fair values of derivative instruments and their gains and losses are disclosed in a tabular format, that derivative features which are credit-risk related be disclosed to provide clarification to an entity’s liquidity and cross-referencing within footnotes. The Company will be required to adopt SFAS No. 161 in the first quarter of fiscal year 2009. The Company is currently evaluating the requirements of SFAS No. 161 and has not yet determined the impact of its adoption on its consolidated financial statements.

(27) Indemnification.  The Company’s major sales agreements provide remedies to customers, such as defense, settlement, or payment of judgment for intellectual property claims related to the use of the Company’s products. The Company also has indemnified various vendors for certain potential claims.  The Company has also entered into indemnification agreements with its directors and officers and the Company’s bylaws contain similar indemnification obligations.  To date, there have been no claims made under such indemnification provisions and as a result the associated estimated fair value of the liability is not material.

3.         Net Loss per Share

Basic net loss per share and diluted net loss per share are computed by dividing net loss by the weighted average number of shares of common stock outstanding during the three-month periods ended June 30, 2008 and 2007.  Diluted net income per share is computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding during the three-month periods ended June 30, 2008 and 2007.  Common stock equivalents consist of stock options and warrants using the treasury stock method.

LASERCARD CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The reconciliation of the denominators of the basic and diluted net loss per share computation for the three-month periods ended June 30, 2008 and 2007 is shown in the following table (in thousands, except per share data):

	Three Months Ended
	June 30,
	2008	2007

Net loss	$(1,274)	$(2,359)

Basic net loss per share:
Weighted average common shares outstanding	11,991	11,866

Basic net loss per share	$(0.11)	$(0.20)

Diluted net loss per share:
Weighted average common shares outstanding	11,991	11,866
Weighted average common shares from stock option grants	-	-
Weighted average common shares and common stock
equivalents outstanding	11,991	11,866

Diluted net loss per share	$(0.11)	$(0.20)

All stock options and warrants were excluded from the calculation of diluted net loss per share since their effect would be anti-dilutive.

4.         Segments

Segment Reporting.

The Company operates in three reportable segments: (1) optical memory cards, (2) drives, systems and services (which was formerly called the “optical memory card drives” segment), including read/write drives, maintenance, systems and enabling services, and (3) specialty cards and card printers.  The segments were determined based on the information used by the chief operating decision maker.  The optical memory cards and drives, systems and services reportable segments are not strategic business units which offer unrelated products and services; rather these reportable segments utilize compatible technology and are marketed jointly.  Specialty cards and printers is a strategic business unit offering at times unrelated products and at times related products with the other reportable segments.

The accounting policies used to derive reportable segment results are the same as those described in the "Summary of Significant Accounting Policies."  Resources are allocated to the optical memory card and drive, system and services segments in a manner that optimizes optical memory card revenues and to the specialty card and printers segment in a manner that optimizes consolidated income as determined by the chief operating decision maker. Segment revenues are comprised of sales to external customers.  Segment gross profit (loss) includes all segment revenues less the related cost of sales.  Accounts receivable, cash, deferred income taxes, prepaid expenses, fixed assets and inventory are not separately reported by segment to the chief operating decision maker.  Therefore, the amount of assets by segment is not meaningful.  There are no inter-segment sales or transfers.  All of the Company’s long-lived assets are attributable to the United States except for $3 million at June 30, 2008 and $3.3 million at March 31, 2008 that are located in Germany.

The Company's chief operating decision maker is currently the Company's Chief Executive Officer.  The chief operating decision maker reviews financial information presented on a consolidated basis that is accompanied by disaggregated information about revenues and gross profit (loss) by segment.

LASERCARD CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The table below presents information for optical memory cards, drives, systems and services, and specialty cards and card printers and a reconciliation of segment results to amounts included in the Company’s condensed consolidated financial statements for the three-month periods ended June 30, 2008 and 2007 (in thousands):

	T h r e e M o n t h s E n d e d J u n e 3 0 , 2 0 0 8

	Optical	Drives,	Specialty
	Memory	Systems &	Cards &	Segment
	Cards	Services	Printers	Total	Other (a)	Total
Revenue	$5,904	$1,185	$3,633	$10,722	$-	$10,722
Cost of sales	3,761	904	2,590	7,255	-	7,255
Gross profit	2,143	281	1,043	3,467	-	3,467
Depreciation and
amortization expense	422	47	94	563	159	722

	T h r e e M o n t h s E n d e d J u n e 3 0 , 2 0 0 7

	Optical	Drives,	Specialty
	Memory	Systems &	Cards &	Segment
	Cards	Services	Printers	Total	Other (a)	Total
Revenue	$4,562	$355	$2,938	$7,855	$-	$7,855
Cost of sales	3,522	438	2,234	6,194	-	6,194
Gross profit (loss)	1,040	(83)	704	1,661	-	1,661
Depreciation and
amortization expense	454	46	77	577	154	731

(a)	Other depreciation and amortization expense represents amounts charged to selling, general and administrative expense and research and development expense.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the Company's financial condition, results of operations and critical accounting policies should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this Form 10-Q Report and the consolidated financial statements and notes thereto for the fiscal year ended March 31, 2008, included in the Company's fiscal year 2008 Annual Report on Form 10-K.

FORWARD-LOOKING STATEMENTS

All statements contained in this report that are not historical facts are forward-looking statements.  The forward-looking statements in this report are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  They are not historical facts or guarantees of future performance or events. Rather, they are based on current expectations, estimates, beliefs, assumptions, and goals and objectives and are subject to uncertainties that are difficult to predict.  As a result, our actual results may differ materially from the statements made.  Often such statements can be identified by their use of words such as “may,” “will,” “intends,” “plans,” “believes,” “anticipates,” “visualizes,” “expects,” and “estimates.”  Forward-looking statements made in this report include statements as to our beliefs as to current and potential market segments, customers, and applications for and deployment of our products; the advantages of, potential income from, and duties to be performed under the sale of a second-source card manufacturing license to Prevent Global; our intent to retain the Prevent Global equipment until Prevent Global is ready to receive the equipment; future scheduled payments and contingent royalties under the Prevent Global contract, Prevent Global’s planned production capacity, and that we will sell equipment to Prevent Global and provide Prevent Global with installation support; production quantities, delivery rates and expected delivery schedule, backlog, and revenue recognition for our products for U.S. or foreign government ID card programs, potential production capacity, potential annual revenues being $35 million at full implementation from the Italy programs with expected revenues unable to be determined until the prime contractor issues follow-on orders; revenue from the Angolan program; our expectation of a short-term decrease in the U.S. Green Card program followed by an increase in orders as the government transitions to a new card design and our expectation regarding the decrease in our BCC business; plans to increase card production capacity for anticipated increases in orders including possibly $7 million in capital equipment and leasehold improvements during the next twelve months; and expecting growth of less than 10% in the specialty card and printer segment and expecting negative gross profit from the drive, system and services market; that the Kingdom of Saudi Arabia country will exercise its option to place orders over a four-year period of up-to another approximately $35 million in cards under the amended contract, with expected orders during fiscal year 2009 to be less than during fiscal year 2008; our ability to obtain photographic film from Kodak; our intent to pursue patent infringers by litigation, arbitration, or negotiation and the outcome of such actions; the need for, expected success of, and potential benefits from our research and development effort, including our attempts to develop other forms of optical recording media for use in optical memory cards and the potential benefits derived therefrom; expectations regarding revenues (overall and by segment and by customer), margins, and our profit (including likely losses in the future if full implementation of the Italian program is further delayed); our expectation that R&D expenses will increase in the fiscal year 2009 over the previous fiscal year; our belief that our current seven major programs, plus maybe one or two others, will be the sources for a  majority of our revenues in the near term; expansion of our enabling services business; estimates of optical card production capacity, our ability to expand production capacity, and our plans and expectations regarding the growth and associated capital costs of such capacity; estimates that revenues and advance payments will be sufficient to generate cash from operating activities over the next twelve months and fund our actual capital expenditures despite expected quarterly fluctuations; expectations regarding market growth, product demand, continuation of current programs, our long-term revenue growth objectives, and drive pricing strategy and our projected liquidity in light of the issues surrounding our investments in auction rate securities and our ability to secure more contracts; and our belief as to the cretdit qualify of our action rate securities and the termpory nature of the decline in the value of these securities.

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

CRITICAL ACCOUNTING POLICIES

Except for the adoption of the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”) and Issue No. 07-3 ("EITF 07-3"), Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities as described in Note 1 of the notes to condensed consolidated financial statements, our critical accounting policies in our Annual Report on Form 10-K for the fiscal year ended March 31, 2008 have not changed materially.

RESULTS OF OPERATIONS

Overview

Headquartered in Mountain View, California, we are a leading provider of secure ID solutions to governments and commercial clients around the world, and also manufacture a wide range of advanced, secure identity documents.  These ID documents include the LaserCard® optical memory card and hybrid cards combining optical memory with contact, contactless and RFID chip technology.  Our cards and systems are widely used in countries around the world, including the United States, Canada, Italy, India and the Kingdom of Saudi Arabia, for demanding applications including border security, government service provision and facility access. LaserCard’s wholly-owned German subsidiary, Challenge Card Design Plastikkarten GmbH (CCD), with offices in Rastede and Ratingen, Germany, manufactures and offers a wide range of high quality specialty cards, plus card personalization and ID management solutions under the CCD and Cards & More brands.

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

The table below presents condensed consolidated revenues, excluding inter-company transactions, recorded by our U.S. and German operations (in thousands):

	Three Months Ended
	June 30,
	2008	2007
U.S. operations	$7,090	$4,917
German operations	3,632	2,938
	$10,722	$7,855

Revenues recorded by our U.S. operations are generally derived from a small number of government customers located throughout the world.  Revenues recorded by our German operations are generally from a relatively large number of commercial customers, including universities in Germany for student identification cards and organizers of sporting events for secure access cards.

We emphasize selling secure credentials into government programs for individual identification.  As such we offer a range of products including magnetic stripe, contactless RFID (Radio Frequency Identification), contacting IC (Integrated Circuit) chip, optical memory, and optical memory with either contacting IC chip or contactless RFID.  This allows us to sell into a wide range of customers around the world.

Optical memory cards are a proprietary product of LaserCard Corporation for which we hold approximately 21 U.S. patents.  In addition, we have years of know-how in the manufacture and use of cards, encoding devices, reader/write devices, systems, enabling services and software.  This provides a basis for highly leveraged contribution margins in the optical memory card segment.  Therefore, our strategy is to sell all card technologies with a goal to upgrade programs to optical memory when possible.

The optical memory card model is analogous to the razor-razorblade model.  We sell encoder and read/write devices at near the direct manufacturing cost to enable sales of the optical memory card.  This often results in quarterly losses at the gross profit line when volume does not allow for the contribution necessary to cover fixed costs.  Even at higher volume, the gross profit margin on encoders and read/write devices will probably not exceed 10%.

Recently we have begun to provide enabling services as a strategy to promote card sales.  Examples include the furnishing of equipment, training and management of a card issue system in Saudi Arabia for their national ID card program, and a complete data collection, data base, and card issuing system in Costa Rica for their foreign resident’s card program.

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

Currently our optical memory card segment revenues are mainly derived from the following programs; the U.S. Department of Homeland Security (DHS) Permanent Resident Card (Green Card) program, the Canadian government Permanent Resident Card program, a national ID card for the Kingdom of Saudi Arabia and a vehicle registration card program in India.  Also there are emerging programs such as the national citizen ID card program in Italy, the foreign resident ID card program in Italy, and the recently announced national ID card program in Angola.

Our major optical memory card programs are shown below as a percentage of total revenues:

	Three Months Ended
	June 30,
	2008	2007
Kingdom of Saudi Arabia	17%	14%
Foreign Resident ID Cards in Costa Rica	16%	-
U.S. Green Cards	15%	27%
Vehicle Registration in India	14%	8%

Since our fiscal year ended March 31, 1998, the U.S. Green Card program for the U.S. Department of Homeland Security (DHS) has been an important part of our revenue base.  We recorded card revenues of about $6.4 million in each of the past two fiscal years for this program.  In March 2007 we received a five-year follow-on subcontract for this program with an initial one-year term and four one-year extension options of which the first year was exercised.  Orders generally are received calling for deliveries over several months or more.  Therefore, our backlog varies greatly from quarter to quarter.  Our current backlog at June 30, 2008 of $0.4 million is for the supply of a redesigned card with updated features.  The transition to a redesigned card could cause delays in future orders as DHS reduces its inventory of current cards that were designed in 1997.  However, we anticipate that this decrease will be followed by an increase in orders of the newly designed cards to replenish the strategic reserve, although no assurance can be given.  We anticipate an order worth $3 million with scheduled deliveries from August through October for these cards.

Another U.S. government program, the Border Crossing Card (BCC) accounted for approximately $1 million in revenue during each of the past two fiscal years.  We anticipate that the BCC design will be reconfigured to include an RFID chip as specified for the U.S. Department of State’s new U.S. Passport Card and in keeping with the requirements of the Western Hemisphere Travel Initiative.  If and when this change occurs, we could expect our BCC business to cease. There was no revenue recorded for this program during the three month period ended June 30, 2008.

We also supply secure national ID cards to the Kingdom of Saudi Arabia.  We recorded revenue of $1.9 million and $1.1 million of card and optical card drives, during the three-month periods ended June 30, 2008 and 2007, respectively.  There was $2.8 million of backlog for this program at June 30, 2008. We anticipate revenue of $5 million to $10 million annually for this program.

During the just completed quarter ended June 30, 2008, we completed a contract with the government of Costa Rica valued at approximately $1.7 million for the supply of an ID Management System for the country’s foreign resident program.  The ID Management System included a suite of demographic and biometric data collection and card issuance equipment and software solutions to assist the Costa Rican government to manage the issuing of highly secure optical memory based foreign resident ID cards.  The applications include the centralized enrollment of legal foreign residents, automatic fingerprint identification to prevent the issuance of duplicate cards, optical memory encoding and card printing servers, quality assurance and card issuance controlled by our biometric verification system.  The issuance process will also include biometric identification of workstation operators and strict card auditing processes.  The contract terms include a limited supply of foreign resident ID cards, which incorporate a number of security features in addition to our secure optical memory.  The card’s optical memory will store cardholder information including high resolution color facial image, fingerprint images and templates (for automatic one-to-one identity verification), digitized signature and biographic data.  In addition, the optical stripe will also feature our unique Embedded HologramHD, a personalized optical variable device which, like the digital data, cannot be fraudulently altered.

The national citizen ID (CIE) card program has been largely stalled since January 2006 following a change of government.  Should the program proceed, and the cards are issued over a five-year period, we would anticipate that card orders could ramp toward their full implementation level which could result in annual revenues of $35 million.  We shipped a small amount from orders for foreign language versions of the CIE card during the three month periods ended June 30, 2008 and June 30, 2007.  It remains unclear when the prime contractor will issue follow-on orders for this program.  We do not expect orders this calendar year.

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

The issuance system for PSE/CSE cards in Italy is in place and operating and we believe issuing about 5,000 cards per day.  There is a backlog of $1.1 million for this program at June 30, 2008.  We believe that follow-on orders will be received during fiscal year 2009 although it remains unclear when the prime contractor will issue follow-on orders.

In January 2008, the government of Angola announced a contract award to DGM-Sistemas, of Luanda, Angola, for the delivery of a complete ID management system.  The contract calls for an initial 8 million optical memory cards for the country’s new national citizen ID program to be issued as the infrastructure is built. Up to an additional 12 million cards could be issued later.  We teamed with DGM as the exclusive supplier of cards for the project.  Other team members include Unisys Corporation (NYSE: UIS) which is responsible for systems integration and our value-added reseller, Identicard S.A. of Portugal, which developed the system architecture.  The DGM bid includes $90 million of products and services to be provided by us including optical memory cards, card personalization systems, printer consumables, installation and training. Key factors emphasized in the proposal to the Angolan government included the security characteristics and high data storage capacity of the optical memory and the fact that the optical memory’s digital security has never been compromised.  Purchase orders are expected to be received through Identicard S.A. After quarter end, in July, 2008, we received advance payments in the amount of $5.8 million representing fifty percent (50%) of the anticipated order value for cards, printers, encoders and consumables.  The anticipated order would include $8.8 million for optical memory cards and $2.8 million for hardware and consumables.  We anticipate contract negotiations will be finalized in the quarter ending September 2008 with initial deliveries in the quarter ending December 2008.

We may invest up to $7 million in additional capital equipment and leasehold improvement expenditures for optical memory card and specialty card production capacity and manufacturing enhancement at our facilities throughout the next twelve months, as more fully discussed under “Liquidity and Capital Resources.”

Revenues

Product Revenues.  Our total revenues consisted of sales in our three segments of (1) optical memory cards, (2) drives, systems and services, and (3) specialty cards and card printers, as well as, at times, other miscellaneous items.  Product revenues for the three-month periods ended June 30, 2008 and 2007 were $10.7 million and $7.9 million, respectively.

The following table presents our product revenue by segment (in thousands, except for percentages):

	Three Months Ended
	June 30,
	2008	2007
Optical memory cards	$5,904	$4,562
% of total revenues	55%	58%

Optical card drives, systems and services	1,185	355
% of total revenues	11%	5%

Specialty cards and card printers	3,633	2,938
% of total revenues	34%	37%
Total revenues	$10,722	$7,855

The following table presents our optical memory card (OMC) revenue by major program (in thousands):

	Three Months Ended
	June 30,
	2008	2007
National ID Cards for the Kingdom of Saudi Arabia	$1,782	$865
U.S. Green Cards	1,617	2,100
Vehicle Registration in India	1,510	599
Foreign Resident ID Card Program in Costa Rica	736	-
Canadian Permanent Resident Cards	-	182
Italian National ID Card Program	20	29
All other programs	239	787
Total optical memory card revenues	$5,904	$4,562

Optical memory card revenue increased for the three-month period ended June 30, 2008 by 29% as compared with the three-month period ended June 30, 2007 due to the increase in card unit volume for the Kingdom of Saudi Arabia’s national ID card program, Vehicle Registration in India,  and the Foreign Resident ID card program in Costa Rica.

Revenue in the drives, systems and enabling services segment increased for the three-month period ended June 30, 2008 by $0.8 million as compared with the three-month period ended June 30, 2007 due to the delivery and acceptance of the equipment, software, and related services on the Foreign Resident ID card program in Costa Rica.

Specialty cards and printers revenue was approximately $3.6 million for the three-month period ended June 30, 2008 or an increase of 24% from the $2.9 million for the three-month period ended June 30, 2007 mainly due to 9% increase in sales and 17% attributable to increase in foreign currency exchange rates.  We anticipate growth in this segment in fiscal year 2009 to be driven by demand for card issuing systems in Angola.

License Fees and Other Revenues.  There were no license revenues for the three-month period ended June 30, 2008 and 2007.  In fiscal year 2004, we entered into license and optical memory card equipment purchase and support agreements, effective April 3, 2004, with Global Investments Group (GIG), based in Auckland, New Zealand, for optical memory card manufacturing in Slovenia.  GIG transferred the license and other agreements, with our approval, to Prevent Global in March 2007.  The agreements provide for payments of about $26.7 million which were current as of March 31, 2008, for a 20-year license, the required manufacturing equipment for a targeted initial manufacturing capacity of 10 million optical cards annually and installation support, and a four-year training and support package.  Subsequent to June 30, 2008 and pursuant to the amended agreement with Prevent Global, we submitted a non-performance default notice to Prevent Global related to their past due balances of which they have 30 days to cure and a non-facilitation of equipment shipments of which they have 60 days to cure from receipt of the notice.  The total amount due at June 30, 2008 was $635,000.

Backlog

As of June 30, 2008, the backlog for LaserCard® optical memory cards totaled $4.9 million, which is scheduled for delivery through August 2008, as compared with $7 million at June 30, 2007. Some of our customers generally place orders for a period of several months to a year or more so that variations in order placement from a single customer can materially affect backlog.  As a result, the relative size of our backlog has not been a reliable indicator of future sales revenue trends.

At June 30, 2008, our backlog in the drives, systems and services was $0.3 million compared with $0.4 million at June 30, 2007.

The backlog as of June 30, 2008 for specialty cards and printers totaled 0.7 million euros (approximately $1.1 million) compared with 0.8 million euros (approximately $1 million) at June 30, 2007.

In addition, we have a contract to deliver a turnkey non-optical card manufacturing facility in the Kingdom of Saudi Arabia valued at 5.9 million euros (approximately $9.3 million) and a contract to develop a conventional non-optical card production facility in Serbia valued at 0.5 million euros (approximately $0.7 million) at June 30, 2008 compared with 0.7 million euros (approximately $0.9 million) at June 30, 2007.  We also have about $27 million in advance payments and deferred revenue from our Prevent contract for which revenue has not been recorded.

Gross Margin

The following table represents our gross margin in absolute amount and as a percentage of revenue by segment (in thousands, except for percentages):

	June 30,
	2008	2007
Optical memory cards	$2,143	$1,040
% of optical memory card revenues	36%	23%

Optical card drives, systems and services	281	(83)
% of optical card drives, systems and services revenues	24%	NM

Specialty cards and card printers	1,043	704
% of specialty cards and card printers revenues	29%	24%
Total gross margin	$3,467	$1,661
% of product revenue	32%	21%

Optical Memory Cards.  Optical memory card gross margin can vary significantly based upon changes in average selling price, production and sales volumes, mix of card types, production efficiency and yields, and changes in fixed costs.  Unit volume greatly affects gross margin due to the absorption of fixed manufacturing costs.  The increase in optical memory card gross margin to 36% of revenue for the three-month period ended June 30, 2008, as compared with 23% of revenue for the three-month period ended June 30, 2007, is mainly due to the 20% increase in sales unit volume and the resultant gain of production efficiencies.

Drives, Systems and Services.  We do not anticipate that we will derive significant profits in the near term on drive sales as prices are set near the manufacturing cost in order to promote optical memory card sales.  Except for the quarter ended June 30, 2008, drives, systems and services gross margin has been negative over the past three years, inclusive of fixed overhead costs, due to low sales volume and our policy to price drives close to manufacturing cost to promote card sales.  This segment also includes enabling services, also with lower margins than optical memory cards.  The gross margin increase in drives, systems, and services for the three-month period ended June 30, 2008 to 24% as compared with a historical negative margin is largely due to the delivery of systems and related services for the Foreign Resident ID Card program in Costa Rica. We anticipate that drives, systems and services negative gross margins will continue in the future unless sales volume is sufficient to cover fixed costs.  However, gross margin in this segment may be variable depending upon the occurrence of enabling services revenue.

Specialty Cards and Card Printers.  The gross margin on specialty cards and card printers increased to 29%  in the three-month period ended June 30, 2008 compared with 24% in the three-month period ended June 30, 2007 due to an increase in the sales of higher margin printer products inclusive of value-added features versus lower margin commodity printer products.

Operating Expenses

The following table presents operating expenses for the three-month periods ended June 30, 2008 and 2007 (in thousands, except for percentage):

	Three Months Ended
	June 30,
	2008	2007
Selling, general and administrative expenses	$3,900	$3,489
Percent of change from prior year	12%

Research and development expenses	$860	$788
Percent of change from prior year	9%

Selling, General, and Administrative Expenses (SG&A).  SG&A expenses increased by $0.4 million, or 12% during the three-month period ended June 30, 2008 as compared with the three-month period ended June 30, 2007 due to increases in SFAS No. 123(R) stock option expenses, recruiting expenses for the CEO search, and sales commission expenses.

Research and Development Expenses (R&D).  R&D expenses increased by $72,000 during the three-month period ended June 30, 2008 as compared with the three-month period ended June 30, 2007 due to various R&D projects. We are continuing our effort to develop new optical memory card and non-optical card features and structures, including various composite card structures to allow the insertion of contactless chips with radio frequency (RF) capability, dual-interface (contact-contactless) with optical memory, OVD (optically variable device) products, and other market-driven requirements.  We are also performing optical media development to allow new form factors for more flexibility in card layouts and integrated security features; enhanced optical memory card read/write drives for both increased reliability and ease of use and integration; and new software products and services in an effort to provide new products that can stimulate optical memory card sales growth.  We anticipate that these ongoing research and development effort should result in enhanced card features and capabilities and drives with advanced security features and/or lower manufacturing costs; however, there is no assurance that such product development effort will be successful.  These features are important for our existing and future optical memory card markets.

Other Income and Expenses

The following table presents other income, net for the three-month periods ended June 30, 2008 and 2007 (in thousands):

	Three Months Ended
	June 30,
	2008	2007
Interest income	$70	$239
Interest expense	(18)	(16)
Other income (expense)	(6)	18
	$46	$241

Other Income, Net.  The decrease in interest income during the three-month period ended June 30, 2008 as compared with the three-month period ended June 30, 2007 was due to an 18% decrease in invested funds and a marked decline in interest rates from a weighted-average of 5.3% down to 2.3% resulting from the issues surrounding our investments in auction rate securities and the actions of the Federal Reserve in lowering the Federal funds rate.  The increase of interest expense during the three-month period ended June 30, 2008 as compared with the three-month period ended June 30, 2007 was minimal.

Income Taxes

The following table presents income taxes for the three-month periods ended June 30, 2008 and 2007 (in thousands):

	Three Months Ended
	June 30,
	2008	2007
Foreign income tax (benefit)	27	(16)
	$27	$(16)

Income Taxes.  The $27,000 income tax expense during the three-month period ended June 30, 2008 was mainly due to a change in our foreign subsidiary’s tax base. In the three-month period ended June 30, 2007, we received a tax benefit  largely due to a $16,000 credit to allow our foreign subsidiary’s assimilation of the new reduction in tax rate.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes cash, cash equivalents and investments as of June 30, 2008 and March 31, 2008 (in thousands):

	June 30,	March 31,
	2008	2008
Cash and cash equivalents	$1,142	$5,583
Long-term investments in auction rate securities	$12,702	$12,875

The following table displays the sources and uses of cash by activity (in thousands):

	Three Months Ended
	June 30,
	2008	2007
Net cash used in operating activities	$(4,161)	$(2,735)
Net cash provided by (used in) investing activities	$(323)	$1,628
Net cash provided by financing activities	$64	$106

Subsequent to the quarter end, we received $5.8 million in advance payments for an anticipated purchase order relating to the Angola program.  This and collections of accounts receivable will bolster our cash in the near term.

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

As of June 30, 2008, we had $12.7 million of auction rate securities, net of $0.8 million of unrealized loss, accounted for as available-for-sale and classified as long-term securities due to the underlying events surrounding the failed auctions as explained in the next paragraph. As of March 31, 2008, we had $12.9 million of auction rate securities, net of $0.6 million of unrealized loss, accounted for as available-for-sale and classified as long-term securities. We held no short-term investments as of June 30, 2008 and March 31, 2008.

Auction rate securities are securities that are structured with short-term interest rate reset dates of generally 28 to 35 days but with contractual maturities that can be well in excess of ten years.  Our auction rate securities consist of investments that are secured by pools of student loans which are guaranteed for 96.3% of principal and interest under the Federal Family Education Loan Program (“FFELP) and are AAA rated.  We believe that the credit quality of these securities is high based on these guarantees.  At the end of each reset period, we can sell or continue to hold the securities at par value. This auction process has historically provided a liquid market for auction rate securities.  In February 2008, however, auctions failed due to sell orders exceeding buy orders. The funds associated with failed auctions will not be accessible until a successful auction occurs, a buyer is found outside of the auction process, or the underlying securities have matured or are recalled by the issuer.  Given the recent disruptions in the credit markets and the fact that the liquidity for these types of securities remains uncertain, as of June 30, 2008 and March 31, 2008, we have classified all of our auction rate securities as a long-term asset in our consolidated balance sheets as our ability to liquidate such securities in the next 12 months is uncertain.

We believe declines in auction rate securities fair values due to the lack of liquidity to be temporary.  We have the ability and intent to hold these investments until recovery of fair value occurs.  As such, we did not consider the impairment to be other than temporary and recorded an unrealized loss of $0.8 million and $0.6 million, net of tax, in other comprehensive income (loss) in the shareholder's equity section of the consolidated balance sheets at June 30, 2008 and March 31, 2008, respectively.

In valuing its investments, we primarily use market data or fair values derived from brokerage statements supplied by our brokerage firm.  The fair values of the auction rate securities with failed auctions and are subject to unobservable inputs in the fair value measurement that are derived from fair values calculated by our brokerage firm using their internally developed valuation methodology based on a present value cash flow model. We also used a valuation firm at March 31, 2008 to help us analyze the reasonableness of the fair values provided by our brokerage firm.

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

We believe that we have sufficient available cash to execute our business plan for fiscal 2009 and our anticipated operations in fiscal 2010 as we expect the estimated level of revenues and customer advance payments over the next 12 months to be sufficient to generate cash from operating activities over the same period.  Although quarterly fluctuations are expected, we do not expect to have need for liquidity for our funds invested in auction rate securities during fiscal 2009 and 2010 to fund our operations.  However, operating cash flows could be negatively impacted to a significant degree if our largest U.S. government program were to be delayed, reduced, canceled, or not extended; if the Angolan national ID card program does not materialize as planned internally; and if these programs are not replaced by other card orders or other sources of income. Should we unexpectedly require additional cash resources, an absence of liquidity from our auction rate investments would require us to see funds elsewhere, which may be more unattractive or unavailable.

Our agreement with the government of Costa Rica that was signed on December 20, 2007, required us to issue a completion bond of approximately $167,000, equivalent to 10% of the contract price.  We purchased a certificate of deposit representing the completion bond.  The bond will remain in effect for one year (12 months) after the final acceptance date of delivery of the last batch of shipment, tentatively scheduled in the first quarter of fiscal year 2009.  At June 30, 2008 and March 31, 2008, we had classified the restricted cash as non-current assets in our condensed consolidated balance sheets.

We have not established a line of credit.  We are in the process of negotiating a line of credit, although no assurance can be made that such financing would be available on favorable terms or at all.

Cash used in operations of $4.2 million for the three-month period ended June 30, 2008 consisted mainly of $3.4 million for increases in operating assets and $0.7 million for decreases in operating liabilities.  Cash used in operations of $2.7 million during the three months ended June 30, 2007 consisted of $1.1 million used due to the net loss, net of non-cash items, a $1.0 million decrease in accounts payable and accrued liabilities, a decrease of $0.5 million in advance payments from customers, and $0.1 million due to changes in other working capital items.  We anticipate we will have cash provided by operations in the quarter ending September 30, 2008 due to receipt of payments from customers.

Net cash used for investing activities in the three-month period ended June 30, 2008 was due to $0.3 million of capital and patent expenditures.  Net cash provided by investing activities of $1.6 million during the three-month period ended June 30, 2007, was due to $1.9 million from net proceeds of maturity of investments, partially offset by capital and patent expenditures of approximately $0.3 million.

Net cash provided by financing activities for the three-month period ended June 30, 2008 was $65,000, which primarily consisted of net proceeds from the sale of common stock under our employee stock plans.  Net cash provided by financing activities during the three-month period ended June 30, 2007 was $0.1 million, which primarily consisted of net proceeds from the sale of common stock under our employee stock plans.

We made capital equipment and leasehold improvement purchases of approximately $0.3 million during the three-month period ended June 30, 2008 as compared with approximately $0.2 million during the three-month period ended June 30, 2007.  We have an annual production capacity of 10 million roll-process cards in conjunction with approximately 9 million sheet-process cards depending upon the optimum mix of features.  Additional manufacturing equipment currently on order for delivery in September 2008 will increase our capacity for sheet-process cards to 16 million per year. We plan to use cash on hand, cash generated from operations, and leasing to fund capital expenditures of approximately $7 million for equipment and leasehold improvements for card production, read/write drive tooling and assembly, and general support items throughout the next twelve months.  A portion of the capital expenditures will require debt financing which we believe can be obtained on reasonable terms.  In addition, should we unexpectedly require additional cash resources, an absence of liquidity from our auction rate investments could require us to seek funds elsewhere, which may be more unattractive or unavailable.

During fiscal year 2008, we entered into a lease agreement with a four-year term to acquire equipment.  This was recorded as a capitalized lease in the amount of about $113,000 (80,000 euros) in accordance with SFAS 13, Accounting for Leases.  The accumulated depreciation at June 30, 2008 was approximately $24,000 (16,000 euros) and approximately $17,000 (12,000 euros) at March 31, 2008.  We had no other debt financing activities.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangement as of June 30, 2008 and March 31, 2008, that has or is reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

RELATED-PARTY TRANSACTIONS

Since October 21, 2001, we contracted with Wexler & Walker Public Policy Associates, a unit of Hill and Knowlton, Inc., (“Wexler”) to be lobbyists on behalf of the Company.  The Chairman of Wexler is Robert S. Walker, a brother of Walter F. Walker, member of the Company’s Board of Directors.  The contract has been extended through fiscal year 2009 on the same terms and conditions with a new monthly retainer of $15,000 and reimbursement of related expenses.

We paid Wexler $75,000 and $30,000 during the three-month periods ended June 30, 2008 and 2007, respectively.

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

Auction rate securities are securities that are structured with short-term interest rate reset dates of generally 28 to 35 days but with contractual maturities that can be well in excess of ten years.  Our auction rate securities consist of investments that are secured by pools of student loans which are guaranteed for 96.3% of principal and interest under the Federal Family Education Loan Program (“FFELP) and are AAA rated.  We believe that the credit quality of these securities is high based on these guarantees.  We do not own, and have not invested in, any auction rate securities secured by mortgages or collateralized debt obligations.  At the end of each reset period, investors can sell or continue to hold the securities at par value.  This auction process has historically provided a liquid market for auction rate securities.  Recently, however, certain auctions failed due to sell orders exceeding buy orders.  We continued to see deterioration in the market for these types of securities which spread from initially primarily subprime mortgage related securities to other forms of securities.  The funds associated with failed auctions will not be accessible until a successful auction occurs, a buyer is found outside of the auction process, or the underlying securities have matured or are recalled by the issuer.  Given the recent disruptions in the credit markets and the fact that the liquidity for these types of securities remains uncertain, as of June 30, 2008 and March 31, 2008, we have classified all of our auction rate securities as a long-term asset in our consolidated balance sheets as our ability to liquidate such securities in the next 12 months is uncertain.

Based on an analysis of other-than-temporary impairment factors, we recorded a temporary impairment within other accumulated comprehensive loss of approximately $0.8 million and $0.6 million at June 30, 2008 and March 31, 2008, respectively, related to these auction rate securities.  Our auction rate securities portfolio as of June 30, 2008 and March 31, 2008 was $12.7 million and $12.9 million, respectively, and has continued to experience failed auctions.

Our marketable securities are reported at fair value with the related unrealized gains and losses included in accumulated other comprehensive income (loss), a component of shareholders' equity, net of tax.  We evaluate our investments periodically for possible other-than-temporary impairment by reviewing factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and our ability and intent to hold the investment for a period of time which may be sufficient for anticipated recovery of market value.  We will record an impairment charge to the extent that the carrying value of our available for sale securities exceeds the estimated fair market vale of the securities and the decline in value is determined to be other-than-temporary.  Refer to Note 2 of the Notes to Consolidated Financial Statements in Item 8 of the Company’s Annual Report on Form 10-K, “Financial Statements and Supplementary Data,” for further discussion of our investments in marketable securities.

The following summarizes investments at fair value (in thousands), weighted average yields and expected maturity dates:

	June 30, 2008	March 31, 2008
Auction rate securities, long-term	$13,500	$13,500
Gross unrealized losses	(798)	(625)
Estimated fair market value	$12,702	$12,875
Weighted average yield	2.30%	2.18%
Maturity dates	July 15, 2029 through January 25, 2047	July 15, 2029 through January 25, 2047

Foreign Currency Exchange Rate Risk.  Our U.S. operations sell products in various international markets.  For the three-month period ended June 30, 2008, revenue by our German subsidiary of approximately $3.6 million was denominated in foreign currency. In addition, some raw material purchases and purchased services are denominated in foreign currency.  Net cash used in CCD operating activities was $0.4 million at June 30, 2008 mainly for working capital requirements.

We use short-term foreign exchange forward contracts to mitigate foreign currency risk associated primarily with inter-company receivables and payables, and loans receivable (denominated in Euros) to our German subsidiary.  Our foreign exchange forward contracts are not designated for accounting purposes as hedging instruments under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended.  Accordingly, any gains or losses resulting from changes in the fair value of the forward contract are reported in other income, net of expenses.  The gains and losses on these forward contracts generally offset gains and losses associated with the underlying foreign currency denominated inter-company receivables and payables, and loans receivable.  At June 30, 2008, we had a foreign exchange forward contract with a maturity of less than 30 days to purchase 1.5 million euros. The fair value of the forward contract was not material at June 30, 2008. At March 31, 2008, we had a foreign exchange forward contract with a maturity of less than 30 days to purchase 1.2 million euros.  The fair value of the forward contract was not material at March 31, 2008.

ITEM 4.	CONTROLS AND PROCEDURES

(a)        Evaluation of Disclosure Controls and Procedures.  We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met.  Our disclosure controls and procedures have been designed to meet, and management believes that they meet, reasonable assurance standards.  Additionally, in designing disclosure controls and procedures, our management was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based on their evaluation as of the end of the period covered by this Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that, subject to the limitations noted above, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

(b)       Changes in Internal Control over Financial Reporting.  There were no significant changes in our internal control over financial reporting that occurred during the three-month period ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.        Risk Factors

A revised description of the risk factors associated with our business is set forth below. This description includes any material changes to and supersedes the description of the risk factors associated with our business previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2008, and in Part II, Item 1A of our Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2007.  Because of these risk factors, as well as other factors affecting the Company’s business and operating results and financial condition, including those set forth elsewhere in this report, our actual future results could differ materially from the results contemplated by the forward-looking statements contained in this report and our past financial performance should not be considered to be a reliable indicator of future performance, so that investors should not use historical trends to anticipate results or trends in future periods.

RISK FACTORS

OUR CURRENT AND FUTURE EXPECTED REVENUES ARE DERIVED FROM A SMALL NUMBER OF ULTIMATE CUSTOMERS SO THAT THE LOSS OF OR REDUCTIONS IN PURCHASES BY ANY ONE ULTIMATE CUSTOMER COULD MATERIALLY REDUCE OUR REVENUES AND LEAD TO CONTINUED LOSSES.  During the three-month period ended June 30, 2008 and each of the previous four fiscal years, we derived from 60% of our revenues from seven programs ― two U.S. government programs and five foreign government programs.  Due to the lengthy sales cycles, we believe that these programs, with perhaps the addition of a few other foreign programs, will be the basis for a majority of our revenues in the near-term.  The loss of or reductions in purchases by any one customer due to program cutbacks, competition, or other reasons could materially reduce our revenue base. Annual or quarterly losses have occurred when there are material reductions, gaps or delays in card orders from our largest U.S. or foreign government programs or if such programs were to be reduced in scope, delayed, canceled, or not extended and not replaced by other card orders or other sources of income.

WE INCURRED NET LOSSES DURING ALL BUT ONE OF THE PREVIOUS FIVE YEARS AND MAY NOT BE ABLE TO GENERATE SUFFICIENT REVENUE IN THE FUTURE TO REGAIN PROFITABILITY. Although we generated $3.3 million of profit during the three quarters from October 1, 2005 through June 30, 2006, we incurred a loss for our last seven quarters and we had incurred losses as well for the ten quarters preceeding the quarter ended October 1, 2005.  Our net loss for the three-month period ended June 30, 2008 was $1.3 million compared to a net loss for the three-month period ended June 30, 2007 was $2.4 million.  We had an accumulated deficit of $47.1 million at June 30, 2008.  There can be no assurance that we will generate enough revenues in the near term to achieve profitability.  We are relying principally upon our optical memory card technology to generate future product revenues, earnings, and cash flows.  If alternative technologies emerge or if we are otherwise unable to compete, we may not be able to achieve or sustain profitability on a quarterly or annual basis.  Annual or quarterly losses would also continue if increases in product revenues or license revenues do not keep pace with increased expenses.

OUR PROGRAM IN ITALY, WHICH WE BELIEVE WILL RESULT IN SECURING ONE OF OUR LARGEST CUSTOMERS ONCE FULLY IMPLEMENTED, MAY BE FURTHER DELAYED OR CANCELLED FOR REASONS OUTSIDE OUR CONTROL WHICH WOULD CAUSE US TO HAVE LESS REVENUE THAN PLANNED AND COULD RESULT IN CONTINUED OPERATING LOSSES IF OTHER EXPECTED BUSINESS DOES NOT MATERIALIZE.  We believe the Italian government could be our largest customer if the CIE program is fully implemented with card expiration terms of five years.  Sales of cards and drives for the Italian government’s CIE, and PSE/CSE card programs have been a small portion of our total revenue for the past two years.  However, during fiscal year 2007, we increased card manufacturing capacity to meet anticipated demand and we have expected a large order since the first quarter of fiscal year 2007.  This order has not yet been placed and there can be no assurance that the order will be placed in the near-term or that demand will increase or be sustained as we anticipate.  We do not anticipate significant CIE card orders this calendar year.  We could continue to incur losses if full implementation does not occur or if orders are further delayed, or if the program is not implemented at the level foreseen or if the government was to change its technology decision and no longer use optical memory cards and other new programs do not materialize as expected.  While selected Italian cities have issued cards and tested the distributed card issuing process and the Italian government has recently solicited interested parties to provide their qualifications for expansion of the data collection and issuance infrastructure, full implementation is dependent upon regionalized and further decentralized card issuance infrastructure developments being successfully undertaken and the national ID card system functioning as designed, of which there can be no assurance. Overcoming some of these issues may be difficult and complex and involve third parties, which could be time consuming and expensive and lead to further delays for implementation.  Ritel S.p.A, our new drive manufacturing licensee in Italy may not devote substantial resources to the program and as a result may not lead to further innovation and development of lower cost drives.  Also, the expansion of infrastructure for data collection, card issuance, and maintenance services may be further delayed.  In this case, our estimate of $35 million in annual revenue at full implementation would be further delayed and be at risk.  Currently, the program is experiencing uncertainty due to political factors within the Italian government.

THE U.S. GOVERNMENT, ONE OF OUR TWO LARGEST ULTIMATE CUSTOMERS, HAS THE RIGHT TO DELAY ITS ORDERS OR COULD CHANGE ITS TECHNOLOGY DECISIONS, WHICH WOULD RESULT IN ORDER DELAYS AND POSSIBLY IN OPERATING LOSSES. For the three-month period ended June 30, 2008, we recorded revenues of approximately $1.6 million for Green Cards comprising 15% of our total revenue.  We recorded card revenues of about $6.4 million in each of the past two fiscal years for this program.  On April 2, 2007, we announced a subcontract with General Dynamics Information Technology (GDIT) for the manufacture and supply of Green Cards and Laser Visas.  The subcontract is for an initial 12-month period with four optional one-year extensions of which the first year was exercised. Under U.S. government procurement regulations, even with a contract in place, the government reserves certain rights, such as the right to withhold releases, to reduce the quantities released, extend delivery dates, reduce the rate at which cards are issued, and cancel all or part of its unfulfilled purchase orders.  At June 30, 2008, we have $0.4 million backlog for this program, for delivery by August 2008.  We have recorded revenues of $2.1 million for Green Cards during the three-month period ended June 30, 2007.

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

Another U.S. government program, the Border Crossing Card (BCC) accounted for approximately $1 million in revenue during each of the prior two fiscal years.  We anticipate that the BCC design will be reconfigured to include an RFID chip as specified for the U.S. Department of State’s new U.S. Passport Card and in keeping with the requirements of the Western Hemisphere Travel Initiative.  If and when this change occurs, we could expect our BCC business to cease. There was no revenue recorded for this program during the three-month period ended June 30, 2008.

OUR OPTICAL MEMORY CARD PRODUCT REVENUES WILL NOT GROW IF WE DO NOT WIN NEW BUSINESS IN THE U.S. OR ABROAD AND IF EMERGING PROGRAMS SUCH AS THE ANGOLAN NATIONAL ID PROGRAM ARE NOT IMPLEMENTED AS ANTICIPATED. Emerging optical memory card programs or prospective applications include permanent resident cards and national identification cards in several countries such as in Angola as well as secure identification cards for governmental agencies.  There can be no assurance that we will receive sizable future orders for any of these programs, nor any assurance that we will be able to win any other new business in the U.S. or abroad which is necessary to grow our business to the level we desire.

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

IF WE ARE UNABLE TO DEVELOP UPGRADED READ/WRITE DRIVES THAT COST LESS TO MANUFACTURE AND ALSO A READ-ONLY DRIVE, WE COULD LOSE POTENTIAL NEW BUSINESS.  The selling price of our read/write drive products is in the low to mid two thousand range each depending on features and quantity purchased.  We believe the price of our drives is competitive in applications requiring a large number of cards per drive, because the relatively low cost for our cards offsets the high cost per drive when compared with our major competition, IC card systems. In addition, we have undertaken a product development program for a portable read-only drive that has been sampled in limited quantities at prices less than $1,000, which we believe would increase our prospects for winning future business.  However, there can be no assurance that our development program will be successful, that volume production of any new design will occur in the near term, or that significantly lower manufacturing costs or increased sales will result.

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

OUR OPTICAL MEMORY CARDS HAVE A COMPLEX STRUCTURE THAT REQUIRES A HIGH DEGREE OF TECHNICAL KNOWLEDGE AND EXPERIENCE TO MEET INCREASINGLY STRINGENT PERFORMANCE REQUIREMENTS.  WE HAVE AND COULD IN THE FUTURE AGREE TO CERTAIN CHARACTERISTICS BEYOND THOSE REQUIRED IN INDEPENDENTLY PUBLISHED STANDARDS.  THIS COULD INCREASE OUR COST OF MANUFACTURING CARDS OR RESULT IN ACCEPTING RETURNS OR GIVING CREDITS TO THE CUSTOMER.  MANY CUSTOMERS MAINTAIN SIGNIFICANT ADVANCE INVENTORY WHICH INCREASES THIS RISK.  There can be no assurance that we will be able to meet customers’ quality or standards requirements consistently.  This could lead to high manufacturing costs due to low product yields or unexpected product returns.  We employ a rigorous quality control procedure, are ISO 9001:2000 certified and we strive to deliver product that meets published standards and customer expectations.  Even so, we cannot give assurance that our products will meet customer expectations in all cases.  We have in the past, and we may in the future, replace product held by the customer or give credit for products previously delivered.

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

WE ARE SUBJECT TO RISKS ASSOCIATED WITH CHANGES IN FOREIGN CURRENCY EXCHANGE RATES.  Part of the manufacturing process of certain LaserCard products that we sell outside the U.S. takes place in our operations in Germany.  Also, some of the raw materials we use to manufacture optical memory cards are sourced in Europe.  These costs are denominated in euros, the currency used in much of Europe.  However, when we sell our finished products, the prices that we charge are denominated in U.S. dollars.  Accordingly, we are subject to exposure when the exchange rate for euros increases in relation to the U.S. dollar.  Recent declines in the U.S. dollar value relative to the euro and other currencies, if not reversed, will further result in increases in raw material costs.  As of June 30, 2008, we had not entered into a forward exchange contract to hedge against or potentially minimize the foreign currency exchange risk related to transactions other than those related to inter-company payables and receivables.  The losses on foreign currency exchange related to purchase transactions and intercompany receivables for the three-month periods ended June 30, 2008 and 2007 were immaterial.

WE HAVE INVESTED A SIGNIFICANT PORTION OF OUR CASH IN AUCTION RATE SECURITIES, WHICH SUBJECTS US TO LIQUIDITY RISK AND COULD REQUIRE US TO RECORD FURTHER IMPAIRMENT CHARGES IF THE FAIR VALUE OF THESE INVESTMENTS DECLINE PERMANENTLY OR ARE OTHER-THAN TEMPORARILY IMPAIRED.  IN ADDITION, SHOULD WE UNEXPECTEDLY REQUIRE ADDITIONAL CASH RESOURCES, AN ABSENCE OF LIQUIDITY FROM THESE INVESTMENTS COULD REQUIRE US TO SEEK FUNDS ELSEWHERE, WHICH MAY BE MORE UNATTRACTIVE OR UNAVAILABLE.  Auction rate securities are securities that are structured with short-term interest rate reset dates of generally 28 to 35 days but with contractual maturities that can be well in excess of ten years.  Our auction rate securities consist of investments that are secured by pools of student loans which are guaranteed for 96.3% of principal and interest under the Federal Family Education Loan Program (“FFELP) and are AAA rated.  At the end of each reset period, we can sell or continue to hold the securities at par value. This auction process has historically provided a liquid market for auction rate securities.  In February 2008, however, certain auction rate securities experienced failed auctions due to sell orders exceeding buy orders. We believe that the credit quality of these securities is high based on these guarantees.  The funds associated with failed auctions will not be accessible until a successful auction occurs, a buyer is found outside of the auction process, or the underlying securities have matured or are recalled by the issuer.  Given the recent disruptions in the credit markets and the fact that the liquidity for these types of securities remains uncertain, as of June 30, 2008 and March 31, 2008, we have classified all of our auction rate securities as a long-term asset in our consolidated balance sheet as our ability to liquidate such securities in the next 12 months is uncertain.  We have also recorded an additional temporary impairment at June 30, 2008 within other accumulated comprehensive loss of approximately $0.2 million from $0.6 million at March 31, 2008, related to these auction rate securities and we may have to incur further temporary impairment if the situation does not change.  If the fair value of these investments declines permanently or is other-than temporarily impaired, we would be required to take a further impairment charge which would flow through our Statement of Operations as an expense and could cause us to incur a loss for the relevant fiscal period.

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

WE SOLD A CARD MANUFACTURING LICENSE UNDER WHICH WE WILL PROVIDE CERTAIN FACTORY SET-UP AND TRAINING SERVICES TO PREVENT OF SLOVENIA.  IF WE AND PREVENT ARE SUCCESSFUL, THEY COULD COMPETE WITH US FOR BUSINESS.  We will be obligated to deliver the contracted manufacturing equipment and installation support to Prevent for its to-be-built new card manufacturing facility in Slovenia, to provide a targeted initial manufacturing capacity of 10 million optical cards annually.  We will also be assigning a person to be on site through March 31, 2011, and throughout the license term if the option is elected by Prevent, to monitor quality, security, and operational procedures, with a mutual goal that the facility and the cards made in Slovenia conform to our standards.  If cards are not produced in conformance with our quality standards, the reputation and marketability of optical memory card technology could be damaged.  If the factory does not become operational and produce quality cards in high volume, or if Prevent is unable to raise sufficient capital to build, equip and operate this facility, we would not obtain the hoped-for benefits--including ongoing royalties, sales of raw materials to Prevent, and expansion of the European market.  On the other hand, if and when the factory is successfully manufacturing the cards in high volume, it could compete against us for business in certain territories, which could reduce our potential card revenues if the market does not expand.  Revenue on the contract will be recognized when the equipment has been accepted and training completed, which date is dependent in part on Prevent providing a facility in Slovenia.  We could incur greater expenses than we anticipate for the purchase and installation of the required manufacturing equipment, thereby reducing cash and anticipated profits.

WE MAY NOT BE ABLE TO ATTRACT, RETAIN OR INTEGRATE KEY PERSONNEL, WHICH MAY PREVENT US FROM SUCCEEDING.  We may not be able to retain our key personnel or attract other qualified personnel in the future. Our success will depend upon the continued service of key management personnel.  The loss of services of any of the key members of our management team, including our chief executive officer, chief operating officer, the managing directors of our German operations, vice president of marketing or our vice president of finance and CFO, or our failure to attract and retain other key personnel could disrupt operations and have a negative effect on employee productivity and morale, thus decreasing production and harming our financial results.  In addition, the competition to attract, retain and motivate qualified personnel is intense.

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

BEGINNING WITH OUR FISCAL YEAR 2007, WE WERE REQUIRED TO RECORD COMPENSATION EXPENSE FOR STOCK OPTIONS, THEREBY REDUCING OUR EARNINGS.  THIS COULD LEAD TO REDUCED ENTERPRISE VALUE AND TO OUR GRANTING FEWER OPTIONS WHICH COULD HURT OUR ABILITY TO RECRUIT AND RETAIN EMPLOYEES.  In December 2004, the Financial Accounting Standards Board (“FASB”) issued Financial Accounting Standard 123(R) (SFAS No. 123(R)) that requires the fair value of all equity-based awards granted to employees be recognized in the statement of operations as compensation expense, for fiscal years beginning after December 15, 2005, rather than just to disclose such expense in a footnote as we have done in the previous years.  The adoption of this accounting standard reduced our profitability as measured by generally accepted accounting principles (GAAP) due to our outstanding options and our current intention to continue to grant options in the future as an incentive and retention tool for our employees.  This may adversely affect our stock price.  For example, for the three-month period ended June 30, 2008 and 2007, we recognized approximately $0.5 million and $0.4 million, respectively, of additional expenses due to SFAS No. 123(R) which we would not otherwise have recognized.  Such adoption has also led us to reduce our use of stock options and to award restricted shares and restricted stock units.  While all of these equity awards help align our employees’ long-term interests with increasing our enterprise value, options provide more of a reward if enterprise value substantially increases.  Our reduced use of options could hurt our ability to recruit employees and retain existing employees and directors.

Item 6. -        Exhibits

Exhibit No.	Exhibit Description

3(i)
Certificate of Incorporation; previously filed as Exhibit 3.1 to Annual Report on Form 10-K for the fiscal year ended March 31, 2005, filed with the SEC on June 15, 2005, and incorporated herein by reference

3(ii)	Amended Bylaws; previously filed as Exhibit 3(II) to Report on Form 10-Q for period ended September 30, 2006 and incorporated herein by reference

10.1*	June 2, 2008, Executive Employment Agreement with Robert T. DeVincenzi is filed herewith

10.2*	June 2, 2008, Restricted Stock Award of Robert T. DeVincenzi is filed herewith

10.3*	June 2, 2008, Non-Statutory Stock Option Agreements of Robert T. DeVincenzi are filed herewith

31.1	Rule 13a-14(a) Certification of Robert T. DeVincenzi, chief executive officer is filed herewith

31.2	Rule 13a-14(a) Certification of Steven G. Larson, chief financial officer is filed herewith

32.1	Section 1350 Certification of Robert T. DeVincenzi, chief executive officer is filed herewith

32.2	Section 1350 Certification of Steven G. Larson, chief financial officer is filed herewith

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

  * Indicates management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

LASERCARD CORPORATION
(Registrant)

Signature	Title	Date

/s/ Robert T. DeVincenzi	Chief Executive Officer	August 5, 2008
Robert T. DeVincenzi

/s/ Steven G. Larson	Chief Financial Officer	August 5, 2008
Steven G. Larson

 INDEX TO EXHIBITS

[ITEM 14(c)]

Exhibit
Number	Description

3(i)
Certificate of Incorporation; previously filed as Exhibit 3.1 to Annual Report on Form 10-K for the fiscal year ended March 31, 2005, filed with the SEC on June 15, 2005, and incorporated herein by reference

3(ii)	Amended and Restated Bylaws (to add new Section 4.6.5 re Vice Chairman) incorporated herein by reference

10.1*	June 2, 2008, Executive Employment Agreement with Robert T. DeVincenzi is filed herewith

10.2*	June 2, 2008, Restricted Stock Award of Robert T. DeVincenzi is filed herewith

10.3*	June 2, 2008, Non-Statutory Stock Option Agreements of Robert T. DeVincenzi are filed herewith

31.1	Rule 13a-14(a) Certification of Robert T. DeVincenzi, chief executive officer is filed herewith

31.2	Rule 13a-14(a) Certification of Steven G. Larson, chief financial officer is filed herewith

32.1	Section 1350 Certification of Robert T. DeVincenzi, chief executive officer is filed herewith

32.2	Section 1350 Certification of Steven G. Larson, chief financial officer is filed herewith

*	Indicates management contract or compensatory plan or arrangement