Form 10-Q
period 2008-09-30
LASERCARD CORP
filed 2008-11-10
CIK 30140

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2008

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes ☒  No

Number of outstanding shares of common stock, $.01 par value, at November 10, 2008:  12,076,982

Exhibit Index is on Page 53

Total number of pages is 57

PART I.	FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

LASERCARD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In thousands)

	September 30,
	2008	March 31,
	(Unaudited)	2008*
ASSETS
Current assets:
Cash and cash equivalents	$10,529	$5,583
Accounts receivable, net of allowance of $63 at September 30, 2008	2,956	2,952
and $35 at March 31, 2008
Inventories, net of reserve of $1,085, at September 30, 2008	13,896	13,080
and $913 at March 31, 2008
Deferred contract costs	220	303
Equipment held for resale	6,852	89
Prepaid and other current assets	1,746	1,618
Total current assets	36,199	23,625

Property and equipment, net	11,115	11,700
Long-term investments	12,377	12,875
Long-term defered contract costs	374	561
Long-term equipment held for resale	161	6,599
Patents and other intangibles, net	452	402
Notes receivable	237	269
Other non-current assets	280	275
Total assets	$61,195	$56,306

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,490	$2,561
Accrued liabilities	2,467	3,221
Deferred income tax liability	312	405
Advance payments from customers	30,996	3,060
Deferred revenue	3,444	589
Capital lease obligation	73	30
Total current liabilities	39,782	9,866

Capital lease obligation, net of current portion	209	76
Accrued liabilities, net of current portion	172	-
Advance payments from customers, net of current portion	1,687	23,770
Deferred revenue, net of current portion	558	3,437
Deferred rent	1,325	1,168
Income tax payable	263	263
Total liabilities	43,996	38,580

Stockholders' equity:
Common stock	121	120
Additional paid-in capital	65,061	63,868
Accumulated deficit	(46,902)	(45,867)
Accumulated other comprehensive loss	(1,081)	(395)
Total stockholders' equity	17,199	17,726

Total liabilities and stockholders’ equity	$61,195	$56,306

*Amounts derived from audited consolidated financial statements

The accompanying notes are an integral part of these condensed consolidated financial statements.

LASERCARD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Revenues	$13,467	$10,739	$24,189	$18,594
Cost of sales (includes $158 and $295 stock-based
compensation in the three and six-month periods
ended September 30, 2008 and $72 and $138 in the three
and six-month periods ended September 30, 2007, respectively)	8,902	7,550	16,157	13,744
Gross profit	4,565	3,189	8,032	4,850

Operating expenses:
Selling, general, and administrative expenses (includes
$410 and $747 stock-based compensation in the three
and six-month periods ended September 30, 2008 and
$340 and $651 in the three and six-month periods ended
September 30, 2007, respectively)	3,587	3,281	7,487	6,770
Research and development expenses (includes $7 and $71
stock-based compensation in the three and six-month
periods ended September 30, 2008 and $61 and $121 in the three
and six-month periods ended September 30, 2007, respectively)	828	704	1,688	1,492
Total operating expenses	4,415	3,985	9,175	8,262
Operating income (loss)	150	(796)	(1,143)	(3,412)

Other income, net	79	189	125	430

Income (loss) before income taxes	229	(607)	(1,018)	(2,982)

Income tax expense (benefit)	(10)	(109)	17	(125)

Net income (loss)	$239	$(498)	$(1,035)	$(2,857)

Net income (loss) per share:
Basic	$0.02	$(0.04)	$(0.09)	$(0.24)
Diluted	$0.02	$(0.04)	$(0.09)	$(0.24)

Weighted-average shares of common stock
used in computing net income (loss) per share:
Basic	12,027	11,899	12,009	11,883
Diluted	12,029	11,899	12,009	11,883

The accompanying notes are an integral part of these condensed consolidated financial statements.

LASERCARD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Six Months Ended
	September 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(1,035)	$(2,857)
Adjustments to reconcile net income (loss) to net cash provided by
(used in) operating activities:
Depreciation and amortization	1,444	1,465
Equipment write-off reserve	242	2
Provision for doubtful accounts receivable	36	13
Adjustment for excess and obsolete inventory	180	50
Provision for warranty reserve	38	90
Decrease in deferred income tax assets	51	-
Stock-based compensation	1,113	910
Changes in operating assets and liabilities:
Increase in accounts receivable	(313)	(331)
Increase in inventories	(1,267)	(303)
Decrease in deferred contract costs	269	169
Decrease (increase) in other current assets	(684)	566
Increase in equipment held for resale	(347)	(161)
Increase in other non-current assets	(4)	(152)
Decrease in accounts payable and accrued	(289)	(626)
Decrease in deferred income tax	(51)	(124)
Increase in deferred revenue	52	107
Increase in long-term deferred rent	157	153
Increase (decrease) in advance payments from customers	6,265	(720)
Net cash provided by (used in) operating activities	5,857	(1,749)
Cash flows from investing activities:
Purchases of property and equipment	(891)	(581)
Acquisition of patents and other intangibles	(113)	(42)
Purchases of short-term investments	-	(6,000)
Proceeds from maturities of short-term investments	-	8,000
Net cash provided by (used in) investing activities	(1,004)	1,377
Cash flows from financing activities:
Proceeds from sale of common stock through stock plans	81	568
Principal payments on capital lease obligation	(12)	(2)
Net cash provided by financing activities	69	566
Effect of exchange rate changes on cash and cash equivalents	24	(198)
Net increase (decrease) in cash and cash equivalents	4,946	(4)
Cash and cash equivalents:
Beginning of period	$5,583	$3,026
End of period	$10,529	$3,022

Supplemental schedule of non-cash investing activities:
Equipment acquired under capital lease	$198	$113
Unrealized loss in fair value of investments	$(498)	$-

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

The results of operations for the three and six-month periods ended September 30, 2008 are not necessarily indicative of results to be expected for the entire fiscal year ending March 31, 2009.  Certain prior year amounts have been reclassified to conform to the current year presentation.

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

In April 2008, the FASB issued FSP No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP No. 142-3”). FSP No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). The objective of FSP No. 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R), and other accounting principles. FSP No. 142-3 applies to all intangible assets, whether acquired in a business combination or otherwise, and early adoption is prohibited.  The Company is currently evaluating the requirements of FSP No. 142-3 and has not yet determined the impact of its adoption on its consolidated financial statements.

LASERCARD CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in accordance with GAAP. With the issuance of this statement, the FASB concluded that the GAAP hierarchy should be directed toward the entity and not its auditor, and reside in the accounting literature established by the FASB as opposed to the American Institute of Certified Public Accountants (“AICPA”) Statement on Auditing Standards No. 69, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The Company is evaluating the requirements of SFAS No. 162 and has not determined the impact on its determination or reporting of financial results.

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

(3.) Fiscal Period.  For purposes of presentation, the Company labels its annual accounting period end as March 31 and its quarterly accounting period ends as June 30, September 30 and December 31.  The Company, in fact, operates and reports based on quarterly periods ending on the Friday closest to month end.  The 14-week second quarter of fiscal year 2009 ended on October 3, 2008, and the 13-week second quarter of fiscal year 2008 ended on September 28, 2007.

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

(5.) Derivative Financial Instruments. The Company uses short-term foreign exchange forward contracts to mitigate foreign currency risk associated primarily with inter-company receivables and payables, and loan receivables (denominated in Euros) with its German subsidiary.  The Company's foreign exchange forward contracts are not designated for accounting purposes as hedging instruments under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended.  Accordingly, any gains or losses resulting from changes in the fair value of the forward contracts are reported in other income.  The gains and losses on these forward contracts generally offset gains and losses associated with the underlying foreign currency denominated inter-company receivables and payables, and loans receivable.  At September 30, 2008 and March 31, 2008, the Company had foreign exchange forward contracts with a maturity of less than 30 days to purchase 1.7 million euros and 1.2 million euros, respectively.  The fair value of the forward contracts was not material at September 30, 2008 and March 31, 2008.

LASERCARD CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(6.) Concentrations of Risk. Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash, cash equivalents, short-term investments, long-term investments and accounts receivable. The Company places its cash, cash equivalents, short-term and long-term investments in high-credit quality financial institutions.  The Company is exposed to credit risk in the event of default by these institutions to the extent of the amount recorded on the consolidated balance sheets.  As of September 30, 2008 and March 31, 2008, the Company had a net of impairment of $12.4 million and $12.9 million, respectively, of student loan auction rate securities accounted for as available-for-sale and classified as long-term securities due to the underlying events surrounding the failed auctions.  Given the recent disruptions in the credit markets and the fact that the liquidity for these types of securities remains uncertain, the Company has classified all of its auction rate securities as long-term assets in the Company's consolidated balance sheet as the Company's ability to liquidate such securities in the next 12 months is uncertain.  More detailed information about the risks the Company faces with regard to its investment in the auction rate securities can be found in the Note 2 of the Notes to Consolidated Financial statements regarding cash and cash equivalents, short-term investments and long-term investments.

Accounts receivable are historically derived from revenue earned from customers primarily located in the United States, Kingdom of Saudi Arabia, India, Costa Rica, Germany, and Italy.  The Company performs ongoing credit evaluations of its customers’ financial condition and generally does not require collateral.  The Company maintains reserves for potential credit losses and historically, such losses have been immaterial.

(7.) Major Customers. The following customers accounted for more than 10% of revenues for the periods shown below.  The revenue from these customers was attributable to both the optical memory card and the drive, system and enabling services segments.  No other customer accounted for more than 10% of revenues during these periods.

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Customer A	32%	30%	25%	33%
Customer B	22%	30%	20%	23%
Customer C	<10%	<10%	11%	<10%

One customer accounted for 30% of accounts receivable at September 30, 2008.  One customer accounted for 37% of accounts receivable at March 31, 2008.

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

LASERCARD CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

Cash equivalents and investments consist of the following (in thousands):

	September 30, 2008
		Gross	Gross
		Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

Cash equivalents	$9,127	$—	$—	$9,127
Long-term investments	13,500	—	(1,123)	12,377
	$22,627	$—	$(1,123)	$21,504

	March 31, 2008
		Gross	Gross
		Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

Cash equivalents	$4,581	$—	$—	$4,581
Long-term investments	13,500	—	(625)	12,875
	$18,081	$—	$(625)	$17,456

Ninety-six and 3/10 percent (96.3%) of our investments at September 30, 2008 and March 31, 2008 represent student loan auction rate securities, of which 95% of principal and interest is guaranteed under the Federal Family Education Loan Program (“FFELP”) and are AAA rated. The remaining balance is privately financed and consisting of an over-collateralized pool of graduate student loans.  As a result of recent auction failures during fiscal 2008, actual market prices or relevant observable inputs were not readily available to determine the fair value of the Company’s auction rate securities.  The Company valued the auction rate securities using the fair value supplied by the Company’s brokerage firm derived from the brokerage firm’s internal valuation methodology using a discounted cash flow model and our own analysis.  Based on the estimated fair value at September 30, 2008, the Company had a total unrealized other comprehensive loss of $1.1 million and at June 30, 2008 a total unrealized other comprehensive loss of $0.6 million.  The auction rate securities of $12.4 million and $12.9 million at September 30, 2008 and March 31, 2008, respectively, were classified as long-term investments in the condensed consolidated balance sheet as the Company has the ability and intent to hold the securities until anticipated recovery of fair value occurs.

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

In accordance with SFAS 157, the Company measures our cash equivalents and marketable securities at fair value. Our cash equivalents and marketable securities are primarily classified within Level 1 with the exception of our investments in auction rate securities, which are classified within Level 3. Cash equivalents and marketable securities are valued primarily using quoted market prices utilizing market observable inputs.  The Company’s investments in auction rate securities are classified within Level 3 because there are no active markets for the auction rate securities and therefore the Company is unable to obtain independent valuations from market sources.  Therefore, the auction rate securities were valued using a discounted cash flow model. Some of the inputs to the cash flow model are unobservable in the market. The total amount of assets measured using Level 3 valuation methodologies represented 2% of total assets as of September 30, 2008.

LASERCARD CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The table below shows, by level, our financial assets that were accounted for at fair value as of September 30, 2008.  The table does not include assets and liabilities which are measured at historical cost or any basis other than fair value (in thousands):

	September 30, 2008
Items measured at fair value on a recurring basis:	Portion of Carrying Value Measured at Fair Value	Level 1	Level 3

Cash equivalents: Money Market funds	$9,127	$9,127	$—
Long-term investments: Auction Rate Securities	12,377	—	12,377
	$21,504		$12,377

The following table summarizes the change in fair values for Level 3 items during the three-month period ended September 30, 2008 (in thousands):

Level 3
Changes in fair value during the period ended September 30, 2008 (pre-tax)

Beginning balance at March 31, 2008	$12,875
Purchases	—
Sales	—
Unrealized loss included in other comprehensive income	(498)
Ending balance at September 30, 2008	$12,377

The Company's agreement with the government of Costa Rica signed on December 20, 2007, required it to issue a completion bond of approximately $167,000, equivalent to 10% of the contract price.  The Company purchased a certificate of deposit representing the completion bond. The bond shall remain in effect for one year (12 months) after the final acceptance date of delivery of the last batch of shipment, which occurred in the first quarter of fiscal year 2009.  At September 30, 2008 and March 31, 2008, the Company had classified the restricted cash as non-current assets.

(10.) Accounts Receivable, Net. The Company maintains allowances for doubtful accounts and product return reserves for anticipated losses resulting from the inability of its customers to make required payments and in-process product returns. The Company generally compute its allowances based on specifically identifying accounts that are past due and that are likely not collectible.  Interest receivable is accrued from investments in auction rate securities and other interest-bearing securities.  Other receivables are comprised of value added tax refunds and miscellaneous items.  The components of accounts receivable as of September 30, 2008 and March 31, 2008 are (in thousands):

	September 30,	March 31,
	2008	2008
Trade receivables	$2,934	$2,899
Allowance for doubtful accounts	(63)	(35)
Interest receivable	7	12
Other receivables	78	76
Total accounts receivable, net	$2,956	$2,952

LASERCARD CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(11.) Inventories, Net. Inventories are stated at the lower of cost or market, with cost determined on a first-in, first-out basis and market based on replacement cost or estimated realizable value less cost to sell. The components of inventories as of September 30, 2008 and March 31, 2008 are (in thousands):

	September 30,	March 31,
	2008	2008
Raw materials	$7,577	$7,675
Work-in-process	1,427	1,518
Finished goods	4,892	3,887
Total inventory, net	$13,896	$13,080

The Company establishes lower of cost or market reserves, excess and obsolescence reserves. Inventory reserves are generally recorded when management determines that an item does not have a foreseeable revenue forecast. Inventory reserves are not relieved until the related inventory has been sold or scrapped.  For the three and six-month periods ended September 30, 2008 the Company recorded inventory reserve expense of $185,000 and $187,000, respectively.  There was no recorded inventory reserve expense for the three-month period ended September 30, 2007 but for the six-month period ended September 30, 2007, the Company recorded inventory reserve expense of $50,000.  The Company did not record any lower of cost or market adjustments in our condensed consolidated statements of operations for the six-month periods ended September 30, 2008 and 2007.

(12.) Equipment Held for Resale.  Equipment held for resale consists primarily of parts, labor costs and other costs incurred to build equipment under contracts from which the Company has received $29.4 million in non-refundable advance payments.  Direct incremental costs associated with the purchase or construction of these items are deferred until revenue is recognized.  The components of equipment held for resale as of September 30, 2008 and March 31, 2008 are (in thousands):

	September 30,	March 31,
	2008	2008
Parts	$5,565	$5,417
Labor costs	1,335	1,158
Other	113	113
Total equipment held for resale	$7,013	$6,688

(13.) Property and Equipment, Net.  The components of property and equipment as of September 30, 2008 and March 31, 2008 are (in thousands):

	September 30,	March 31,
	2008	2008
Building and land	$927	$1,052
Equipment and furniture	25,196	25,438
Construction in progress, including
purchased equipment	1,048	282
Leasehold improvements	5,189	5,222
	32,360	31,994
Less: accumulated depreciation and amortization	(21,245)	(20,294)
Total property and equipement, net	$11,115	$11,700

LASERCARD CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Property and equipment are recorded at cost. Depreciation is provided over the estimated useful lives which currently are four to seven years for equipment and furniture using the straight-line method and twenty-five years for the building using the straight-line method.  Leasehold improvements are amortized over the shorter of the life of the asset or the life of the lease using the straight-line method.  Depreciation and leasehold amortization expense for the three and six-month periods ended September 30, 2008 were $689,000 and $1,381,000, respectively.  Depreciation and leasehold amortization expense for the three and six-month periods ended September 30, 2007 were $705,000 and $1,401,000, respectively.  Maintenance and minor repairs and replacements are expensed when incurred.  Disposition or retirement of property and equipment related gains and losses are charged to other income and expenses.

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

Definite life intangible assets capitalized and accumulated amortization as of September 30, 2008 and March 31, 2008 are as follows (in thousands):

	September 30,	March 31,
	2008	2008
Patent expenditures	$3,781	$3,669
Technology transfer expenditures	545	545
Total patent and other intangible expenditures	4,326	4,214

Patent accumulated amortization	(3,329)	(3,267)
Technology transfer accumulated amortization	(545)	(545)
	(3,874)	(3,812)
Amortizable patents and other intangible, net	$452	$402

Patent amortization expense for the three and six-month periods ended September 30, 2008 was $32,000 and $62,000, respectively. Patent and technology transfer amortization expense for the three and six-month periods ended September 30, 2007 was $29,000 and $64,000, respectively.

(15.) Assessment of Impairment of Tangible and Intangible Long-Lived Assets.  In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company assesses the impairment of long-lived assets whenever events or changes in circumstances indicate that their carrying value may not be recoverable from the estimated future cash flows expected to result from their use and eventual disposition.  The Company’s long-lived assets subject to this evaluation include property and equipment and amortizable intangible assets.  If the Company’s estimate of future undiscounted net cash flows is insufficient to recover the carrying value of the assets, the Company will record an impairment loss in the amount by which the carrying value of the assets exceeds the fair value.  If assets are determined to be recoverable but the useful lives are shorter than originally estimated, the Company depreciates or amortizes the net book value of the asset over the newly determined remaining useful lives.  Based on the Company’s estimated future cash flow analysis and having had no triggering events such as a significant disposal of a portion of such assets, an adverse change in the market involving the business employing the related asset, a significant decrease in the benefits realized from an acquired business, management has determined that as of September 30, 2008 and March 31, 2008, the fair value of long-lived assets exceeds their book value.  Therefore, no impairment loss had been recognized except for parts tooling for a discontinued device resulting in a $242,000 expense recorded in costs of goods sold during the three-month period ended September 30, 2008.

LASERCARD CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(16.) Accrued Liabilities.  The components of accrued short and long-term liabilities as of September 30, 2008 and March 31, 2008 are (in thousands):

	September 30,	March 31,
	2008	2008
Accrued payroll and fringe benefits	$317	$449
Accrued compensated absences	671	846
Deferred compensation	598	713
Warranty reserves	547	655
Other accrued liabilities	506	558
Total accrued liabilities	$2,639	$3,221

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

Warranty activities for the three and six-month periods ended September 30, 2008 and 2007 are as follow (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Beginning balance	$537	$672	$655	$743
Accruals for products sold	12	49	38	87
Costs incurred	(2)	(114)	(146)	(223)
Ending balance	$547	$607	$547	$607

(17.) Software Development Costs.  Development costs incurred in the research and development of new software products for general distribution are expensed as incurred until technological feasibility in the form of a working model has been established.  To date, the Company’s software development has been completed concurrent with the establishment of technological feasibility and, accordingly, all software development costs that do not meet capitalization criteria are charged to research and development expenses in the accompanying condensed consolidated statements of operations.  Software development costs incurred in the execution of contract obligations are capitalized and charged to cost of goods sold at the time the related revenue is recorded.

LASERCARD CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(18.) Advance Payments from Customers.  The Company routinely receives advance payments on orders placed by its customers.  Advance payments received are recorded as a liability in the condensed consolidated balance sheets until the related orders are shipped or services are performed or revenue would otherwise be recognized.  Advance payments received of approximately $27.7 million from Prevent Global, previously classified as non-current liabilities, were classified as current liabilities in the condensed consolidated balance sheets at September 30, 2008 as the Company expects this project to be completed within the next nine to twelve months.  Conversely, advance payments received of approximately $1.7 million from the contract to deliver a turnkey non-optical card manufacturing facility in the Kingdom of Saudi Arabia, previously classified as current liabilities, were classified as non-current liabilities in the condensed consolidated balance sheets at September 30, 2008 as this project is no longer expected to be completed within twelve months.

(19.) Revenue Recognition.  Product sales primarily consist of optical card sales, sales of drives, systems and enabling services and sales of specialty cards and card printers.  The Company recognizes revenue from product sales when the following criteria are met:  (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the fee is fixed or determinable; and (4) collectibility is reasonably assured.  The Company recognizes revenue on product sales at the time of shipment when shipping terms are F.O.B. shipping point, orders are placed pursuant to a pre-existing sales arrangement and there are no post-shipment obligations other than customer acceptance criteria or, in the case of a U.S. government contract, warehousing.  Where appropriate, provision is made at the time of shipment for estimated warranty costs and estimated returns.

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

The Company applies the provisions of Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts (“SOP 81-1”), in applicable contracts. Revenues on time and materials contracts are recognized as services are rendered at contract labor rates plus material and other direct costs incurred.  Revenues on fixed price contracts are recognized on the percentage of completion method based on the ratio of total costs incurred to date compared to estimated total costs to complete the contract.  Estimates of costs to complete include material, direct labor, overhead and allowable general and administrative expenses.  In circumstances where estimates of costs to complete a project cannot be reasonably estimated, but it is assured that a loss will not be incurred, the percentage-of-completion method based on a zero profit margin, rather than the completed-contract method, is used until more precise estimates can be made. The full amount of an estimated loss is charged to operations in the period it is determined that a loss will be realized from the performance of a contract.  The Company recognized approximately $8,000 and $76,000, of revenues for the three and six-month periods ended September 30, 2008, respectively and $33,000 and $46,000 for the three and six-month periods ended September 30, 2007, respectively, based on a zero profit margin related to a long-term contract.

LASERCARD CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

In the fourth quarter of fiscal year 2006, the Company entered into a subcontract covering product and services with a prime contractor for the Kingdom of Saudi Arabia to provide them with card personalization workstation integration for use in that country’s personalized national ID card program with decentralized card issuance which includes optical memory cards, hardware, and software. The contract called for multiple deliverables, installation, and certain client acceptance criteria, as defined in the agreement.  In applying the guidance within EITF 00-21, the Company determined the deliverables are not to be accounted for as separate units, but rather as a bundled arrangement as the fair value of the undelivered items cannot be readily determined.  Therefore, revenue recognition on this contract and the associated contract costs were deferred until the predominant undelivered element, the card personalization, was delivered and accepted, commencing when the installation and acceptance of the card personalization system was complete.  The Company determined that once the card personalization system was accepted, contract revenue would be recognized ratably based on actual cards personalized and accepted.  As the card personalization system was accepted during the quarter ended March 31, 2007, the Company began recognizing revenue under this contract during that period on cards that had been accepted by customer.  On June 23, 2007, the Company and the prime contractor entered into an agreement amending the terms of the provision of cards and supplies according to a delivery schedule for the balance of fiscal 2008.  In addition, the Company no longer has obligations pertaining to the installation of equipment, card personalization workstation integration or card personalization.  As a result of this amendment, the Company recognizes revenue upon receipt of the customer’s certificate of acceptance of cards delivered.  Also under the amendment and associated sales incentives, new prices per card have been established.  The Company has completed the initial orders under the subcontract at March 31, 2008; however, the subcontract allows for optional orders at customer request over a four-year period through December 2010, valued at up to another approximately $35 million in cards based on the new agreed upon price per card under the amendment.  During the three and six-month periods ended September 30, 2008, the Company recognized revenue of approximately $2.9 million and $4.8 million, respectively.  During the three and six-month periods ended September 30, 2007, the Company recognized revenue of $3.2 million and $4.3 million, respectively.

As of September 30, 2008 and March 31, 2008 there remained $0.5 million and $0.6 million of deferred revenue, respectively, relating to this contract.

The Company applies the provisions of Statement of Position (“SOP”) No. 97-2, Software Revenue Recognition, as amended by Statement of Position 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions to all transactions involving the sale of software products.  Revenue from the license of the Company’s software products is recognized when persuasive evidence of an arrangement exists, the software product has been delivered, the fee is fixed or determinable and collectibility is probable, and, if applicable, upon acceptance when acceptance criteria are specified or upon expiration of the acceptance period.  There was no software sold separately under the drives, systems and enabling services segment for the three and six-month periods ended September 30, 2008.  There was no software revenue recognized for the three and six-month periods ended September 30, 2007.

License revenue, which may consist of up-front license fees and long-term royalty payments, is recognized as revenue when earned.  There were no license revenues recorded for the three and six-month periods ended September 30, 2008 and 2007.

(20.) Research and Development Expenses.  Costs related to research, design and development of products are charged to research and development expense as incurred.  Research and development costs include salaries, contractor fees, building and utility costs, and depreciation.

LASERCARD CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(21.) Shipping and Handling Costs. The Company reports shipping and handling costs in both the sales and the related cost of goods sold to the extent that they are billed to customers.  In all other instances, they are reflected as a component of cost of goods sold.

(22.) Advertising Costs.  Advertising costs consist of development and placement costs of the Company’s advertising campaigns and are charged to expense when incurred. Advertising expense was approximately $114,000 and $232,000 for the three and six-month periods ended September 30, 2008. Advertising expense was approximately $202,000 for the six-month period ended September 30, 2007.  There was no recorded advertising expense for the three-month period ended September 30, 2007.

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

2004 Equity Incentive Compensation Plan (the “2004 Plan”): The 2004 Plan provides for the grant of restricted share awards, options, stock units and stock appreciation rights, any of which may or may not require the satisfaction of performance objectives, with respect to shares of the Company's common stock to directors, officers, employees and consultants of the Company and its subsidiaries.  The exercise price of stock options may not be less than 100% of the fair market value of the common stock as of the date of grant (110% of the fair market value if the grant is of an incentive stock option to an employee who owns more than 10% of the total combined voting power of all classes of the Company’s capital stock).  Options granted may not be exercised more than 10 years after the date of grant (five years after the date of grant if the grant is an incentive stock option to an employee who owns more than 10% of the total combined voting power of all classes of the Company’s capital stock). The Board of Directors specifies the term of options (prior to fiscal year 2006 typically 10 years and thereafter typically 7 years) and the vesting schedule for when options, other than market price options described below, become exercisable, is generally 25% after one year and 6.25% quarterly for the next 3 years.

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

LASERCARD CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

On June 2, 2008, the Company granted its new chief executive officer (the “CEO”) a non-statutory stock option (the “Time-Based Option”) outside the 2004 Plan to purchase 220,000 shares of Common Stock with an exercise price of $7.115 per share. The Time-Based Option has a term of ten (10) years and vests 25% on June 2, 2009 and 6.25% on each of the following twelve (12) three-month anniversaries of such date, so that the Time-Based Option is fully vested on June 2, 2012. Additionally, the CEO was granted a non-statutory stock option (the “Market-Based Option”) outside the 2004 Plan to purchase 330,000 shares of Common Stock with an exercise price of $7.115 per share. The Market-Based Option has a term of ten (10) years and vests if, prior to June 2, 2013, the closing trading price of Common Stock for twenty (20) consecutive days is greater than or equal to $10, $13, $16, $19, and $22 per share, with vesting of 60,000 shares for each of the first two price points achieved and of 70,000 shares for each of the last three price points achieved. The Company committed to register the shares underlying the Time-Based and Market-Based Options with the SEC on Form S-8 since they were issued outside of the 2004 Plan in compliance with Nasdaq Rule No. 4350(i)(1)(A). For the Market Based Options and options granted to Company officers with similar vesting schedules, the Company has used the Lattice-model with the stated assumptions to value the stock-based employee compensation expenses.

The following assumptions were utilized to estimate the fair value of the Company’s stock option awards during the six-month periods ended September 30, 2008 and 2007:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Expected stock price volatility	55%	55%	55%	55%
Risk-free interest rates	2.82% - 3.18%	4.23% to 4.29%	2.44% - 3.35%	4.23% to 4.93%
Expected life of options	4.4 - 5 years	4.4 - 5 years	4.4 - 5 years	4.4 - 5 years
Expected annual dividends	―	―	―	―

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

LASERCARD CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

With the adoption of SFAS No. 123(R), the Company recorded stock-based employee compensation expense related to stock options, restricted stock units, and restricted shares net of estimated forfeitures in its condensed consolidated statements of operations allocated as follows (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Cost of sales	$158	$72	$295	$138
Selling, general and administrative expense	379	313	689	596
Research and development expense	7	61	71	121

Stock-based compensation expense before income tax	544	446	1,055	855
Less: income tax benefit	―	―	―	―
Net stock-based compensation expense after income tax	$544	$446	1,055	$855

The Company did not capitalize any such costs in the condensed consolidated balance sheets other than in the general overhead pool for inventory costs.

The following table lists stock option activity for the six-month period ended September 30, 2008, (in thousands, except for weighted average exercise price):

	2008
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual
	(shares in thousands)

Outstanding at March 31, 2008	2,152	$12.75
Granted	1,049	$6.09
Exercised	–	$0.00
Canceled	(457)	$13.00
Outstanding at September 30, 2008	2,744	$10.16	6.3
Options vested and exercisable at end of year	1,340	$12.91	3.9

The weighted-average grant-date fair value per share of options granted during the six-month period ended September 30, 2008 and 2007 were $3.03 and $5.31, respectively.

Restricted Shares and Restricted Stock Units: Beginning September 21, 2007, restricted shares and restricted stock units were awarded to certain Company employees and directors under the provisions of the 2004 Plan.  These shares and units are subject to time-based vesting provisions, and were awarded at no cost to the recipients, and cannot be sold, assigned, transferred, or pledged during the restriction period. Recipients of the restricted shares have the right to vote such shares and receive dividends, whereas the recipients of restricted stock units do not have these same benefits.

On June 2, 2008, the CEO was granted 20,000 restricted shares (the “Restricted Stock”) outside the 2004 Plan at no charge to the CEO. The Restricted Stock vests over four (4) years, with vesting to be 25% on each of the first four (4) one-year anniversaries of June 2, 2008. The Company committed to register the Restricted Stock with the SEC on Form S-8 since they were issued outside of the 2004 Plan in compliance Nasdaq Rule No. 4350(i)(1)(A). On September 19, 2008, restricted shares were awarded to directors of the Company.  For directors, the restricted shares will vest in full on the eleventh month after the date of their award.  The fair value of restricted shares, including the Restricted Stock, at the time of the award is expensed on a straight-line basis, primarily in selling, general and administrative expenses over the vesting period.

LASERCARD CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Restricted stock units were awarded to certain employees of the Company on September 22, 2008. The fair value at the time of the award is expensed on a straight-line basis over the vesting period. Subject to the employee’s continuous common-law employment with the Company, 25% of these restricted units vest on each of the first, second, third, and fourth anniversaries of the date of their award or earlier upon a change in control.  As the units vest, shares will be issued in settlement, net of shares retained to satisfy withholding obligations.

The following table lists restricted stock unit activity for the six-month period ended September 30, 2008, (in thousands):

2008
Number of Shares

Outstanding at March 31, 2008	81
Granted	58
Exercised	(18)
Canceled	(9)
Outstanding at September 30, 2008	112

As of September 30, 2008, about $4.8 million of total unrecognized compensation costs related to unvested stock options, restricted share awards and restricted stock units is expected to be recognized over the remaining vesting period through September 30, 2012.  As of September 30, 2007, there was approximately $5.9 million of total unrecognized compensation costs related to unvested share-based compensation arrangements which was expected to be recognized over the remaining vesting period through September 30, 2011.

The Company recorded no income tax benefit on stock-based compensation expense for the three and six-month periods ended September 30, 2008 and 2007, as the Company has cumulative operating loss carryforwards, for which a full valuation allowance has been established.

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

Employee Stock Purchase Plan.  The Company has an Employee Stock Purchase Plan (the “ESPP”), under which 66,303 and 114,420 shares were reserved as of September 30, 2008 and 2007, respectively, for future purchases by employees. Under the ESPP, eligible employees may designate from 2% to 6% of their compensation to be withheld for the purchase of shares of common stock at 67% of the average price over the three-day period prior to the purchase date.  Under the ESPP, employees purchased 27,882 shares during the six-month period ended September 30, 2008. The weighted average purchase price per share was $4.20 and the weighted average market price per share for shares purchased was $6.52 during the six-month period ended September 30, 2008. During the six-month period ended September 30, 2007, employees purchased 16,679 shares with a weighted average purchase price per share of $7.66 and a weighted average market price per share for shares purchased of $10.92. The differential between fair market value and the average price of the shares sold under the ESPP is charged to operations as a compensation expense and is taxed to the employee as income.  The stock-based compensation expense of $30,000 and $58,000 relating to the ESPP which was included in the Company’s condensed consolidated statements of operations in selling, general and administrative expenses during the three and six-month periods ended September 30, 2008. The stock-based compensation expense of $27,000 and $55,000 relating to the ESPP was included in the Company’s condensed consolidated statements of operations in selling, general and administrative expenses during the three and six-month periods ended September 30, 2007.

LASERCARD CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(24.) Income Taxes.  Income taxes are accounted for in accordance with FASB Statement No. 109, Accounting for Income Taxes, which requires the use of the asset and liability method.  Under this method, deferred tax assets and liabilities are determined based upon the differences between the financial reporting and the tax bases of assets and liabilities and are measured using enacted tax rules and laws that are anticipated to be in effect when the differences are expected to reverse.  Our net deferred tax assets are reduced by a valuation allowance to the extent that realization of the related deferred tax asset is not assured.  The Company has recorded a valuation allowance for the full amount of our calculated deferred tax asset as of September 30, 2008 and March 31, 2008.

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

(25) Comprehensive Income (Loss).  Under SFAS No. 130, Reporting Comprehensive Income, comprehensive income (loss) is defined as the changes in equity of an enterprise except for those resulting from stockholders’ transactions. For the three and six-month periods ended September 30, 2008 and 2007, comprehensive loss is as follows (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Net income (loss)	$239	$(498)	$(1,035)	$(2,857)
Net change in cumulative foreign
currency transaction adjustments	(176)	21	(188)	-
Unrealized loss on investments	(325)	-	(498)	-
Comprehensive loss	$(262)	$(477)	$(1,721)	$(2,857)

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

LASERCARD CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

In April 2008, the FASB issued FSP No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP No. 142-3”). FSP No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). The objective of FSP No. 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R), and other accounting principles. FSP No. 142-3 applies to all intangible assets, whether acquired in a business combination or otherwise, and early adoption is prohibited.  The Company is currently evaluating the requirements of FSP No. 142-3 and has not yet determined the impact of its adoption on its consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in accordance with GAAP. With the issuance of this statement, the FASB concluded that the GAAP hierarchy should be directed toward the entity and not its auditor, and reside in the accounting literature established by the FASB as opposed to the American Institute of Certified Public Accountants (“AICPA”) Statement on Auditing Standards No. 69, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.”  The Company is evaluating the requirements of SFAS No. 162 and has not determined the impact on its determination or reporting of financial results.

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

3. Net Income (Loss) per Share

Basic earnings per share was computed by dividing net income by the weighted-average number of common shares outstanding during the three-month period ended September 30, 2008. Diluted earnings per share during the three-month period ended September 30, 2008 was computed by dividing net income by the weighted-average number of common shares outstanding plus dilutive common stock equivalents, primarily shares issuable upon the exercise of stock options using the treasury stock method. Antidilutive securities include outstanding stock options and warrants with exercise prices in excess of the average fair market value of the Company’s common stock for the related period. Antidilutive options and warrants were excluded from the calculation of diluted net income per share but could become dilutive in the future. Basic net loss per share and diluted net loss per share was computed by dividing net loss by the weighted average number of shares of common stock outstanding during the three-month period ended September 30, 2007 and six-month periods ended September 30, 2008 and 2007.

LASERCARD CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The reconciliation of the denominators of the basic and diluted net loss per share computation for the three and six-month periods ended September 30, 2008 and 2007 is shown in the following table (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Net income (loss)	$239	$(498)	$(1,035)	$(2,857)

Basic net loss per share:
Weighted average common shares outstanding	12,027	11,899	12,009	11,883

Basic net income (loss) per share	$0.02	$(0.04)	$(0.09)	$(0.24)

Diluted net income (loss) per share:
Weighted average common shares outstanding	12,027	11,899	12,009	11,883
Weighted average common stock equivalents outstanding	2	—	—	—
Weighted average common shares and common stock
equivalents outstanding	12,029	11,899	12,009	11,883

Diluted net income (loss) per share	$0.02	$(0.04)	$(0.09)	$(0.24)

4. Segments

Segment Reporting.

The Company operates in three reportable segments: (1) optical memory cards, (2) drives, systems and enabling services (which was formerly called the “optical memory card drives” segment), including read/write drives, maintenance, systems and enabling services, and (3) specialty cards and card printers.  The segments were determined based on the information used by the chief operating decision maker.  The optical memory cards and drives, systems and enabling services reportable segments are not strategic business units which offer unrelated products and services; rather these reportable segments utilize compatible technology and are marketed jointly.  Specialty cards and printers is a strategic business unit offering at times unrelated products and at times related products with the other reportable segments.

The accounting policies used to derive reportable segment results are the same as those described in the "Summary of Significant Accounting Policies."  Resources are allocated to the optical memory card and drive, system and services segments in a manner that optimizes optical memory card revenues and to the specialty card and printers segment in a manner that optimizes consolidated income as determined by the chief operating decision maker. Segment revenues are comprised of sales to external customers.  Segment gross profit (loss) includes all segment revenues less the related cost of sales.  Accounts receivable, cash, deferred income taxes, prepaid expenses, fixed assets and inventory are not separately reported by segment to the chief operating decision maker.  Therefore, the amount of assets by segment is not meaningful.  There are no inter-segment sales or transfers.  All of the Company’s long-lived assets are attributable to the United States except for $2.6 million at September 30, 2008 and $3.3 million at March 31, 2008 that are located in Germany. The decrease in long-lived assets at September 30, 2008 as compared with March 31, 2008 is largely due to the impact of the foreign exchange rates.

The Company's chief operating decision maker is currently the Company's Chief Executive Officer.  The chief operating decision maker reviews financial information presented on a consolidated basis that is accompanied by disaggregated information about revenues and gross profit (loss) by segment.

LASERCARD CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The table below presents information for optical memory cards, drives, systems and enabling services, and specialty cards and card printers and a reconciliation of segment results to amounts included in the Company’s condensed consolidated financial statements for the three and six-month periods ended September 30, 2008 and 2007 (in thousands):

	T h r e e M o n t h s E n d e d S e p t e m b e r 3 0 , 2 0 0 8

		Drives,
	Optical	Systems &	Specialty
	Memory	Enabling	Cards &	Segment
	Cards	Services	Printers	Total	Other (a)	Total
Revenue	$8,632	$908	$3,927	$13,467	$-	$13,467
Cost of sales	4,975	1,126	2,801	8,902	-	8,902
Gross profit (loss)	3,657	(218)	1,126	4,565	-	4,565
Depreciation and
amortization expense	420	46	91	557	165	722

	T h r e e M o n t h s E n d e d S e p t e m b e r 3 0 , 2 0 0 7

		Drives,
	Optical	Systems &	Specialty
	Memory	Enabling	Cards &	Segment
	Cards	Services	Printers	Total	Other (a)	Total
Revenue	$6,692	$732	$3,315	$10,739	$-	$10,739
Cost of sales	3,909	983	2,658	7,550	-	7,550
Gross profit (loss)	2,783	(251)	657	3,189	-	3,189
Depreciation and
amortization expense	450	47	77	574	161	735

	S i x M o n t h s E n d e d S e p t e m b e r 3 0 , 2 0 0 8

		Drives,
	Optical	Systems &	Specialty
	Memory	Enabling	Cards &	Segment
	Cards	Services	Printers	Total	Other (a)	Total
Revenue	$14,536	$2,093	$7,560	$24,189	$-	$24,189
Cost of sales	8,736	2,030	5,391	16,157	-	16,157
Gross profit	5,800	63	2,169	8,032	-	8,032
Depreciation and
amortization expense	842	93	185	1,120	324	1,444

	S i x M o n t h s E n d e d S e p t e m b e r 3 0 , 2 0 0 7

		Drives,
	Optical	Systems &	Specialty
	Memory	Enabling	Cards &	Segment
	Cards	Services	Printers	Total	Other (a)	Total
Revenue	$11,254	$1,087	$6,253	$18,594	$-	$18,594
Cost of sales	7,431	1,421	4,892	13,744	-	13,744
Gross profit (loss)	3,823	(334)	1,361	4,850	-	4,850
Depreciation and
amortization expense	904	92	154	1,150	315	1,465

(a)	Other depreciation and amortization expense represents amounts charged to selling, general and administrative expense and research and development expense.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

FORWARD-LOOKING STATEMENTS

All statements contained in this report that are not historical facts are forward-looking statements.  The forward-looking statements in this report are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  They are not historical facts or guarantees of future performance or events. Rather, they are based on current expectations, estimates, beliefs, assumptions, and goals and objectives and are subject to uncertainties that are difficult to predict.  As a result, our actual results may differ materially from the statements made.  Often such statements can be identified by their use of words such as “may,” “will,” “intends,” “plans,” “believes,” “anticipates,” “visualizes,” “expects,” and “estimates.”  Forward-looking statements made in this report include statements as to our beliefs as to current and potential market segments, customers, and applications for and deployment of our products; the advantages of, potential income from, and duties to be performed under the sale of a second-source card manufacturing license to Prevent Global; our expectation that the optical memory card license and factory equipment project for Prevent Global will be completed within twelve months of September 30, 2008; our expectations as to production quantities, delivery rates and requested and actual delivery schedule, backlog, revenue, and revenue potential for our products for U.S. or foreign government ID card programs at various future times, including at full implementation; plans to increase card production capacity for anticipated increases in orders including possibly $2 million in capital equipment and leasehold improvements during the next six months; and expecting growth of less than 10% in the specialty card and printer segment and expecting negative gross profit from the drive, system and enabling services market; our ability to obtain photographic film from Kodak; our intent to pursue patent infringers by litigation, arbitration, or negotiation and the outcome of such actions; the need for, expected success of, and potential benefits from our research and development effort; expectations regarding the continuation of various ID card programs and regarding revenues (overall and by segment and by customer), margins, and our profit (including likely losses in the future if full implementation of the Italian program is further delayed); our expectation that R&D expenses will be $500,000 for each of the next two quarters; our plan to expand our Enabling Services business; our plans regarding the growth and associated capital costs of expanding optical card production capacity; estimates that revenues and advance payments will be sufficient to generate cash from operating activities during fiscal 2009 and 2010 and fund our actual capital expenditures despite expected quarterly fluctuations; expectations regarding market growth, product demand, and continuation of current programs; our long-term revenue growth objectives and drive pricing strategy; our projected liquidity in light of the issues surrounding our investments in auction rate securities and our ability to secure more contracts; and our belief as to the credit quality of our auction rate securities and the temporary nature of the decline in the value of these securities and that the line of credit we will receive from UBS AG wil be on favorable terms.

These forward-looking statements are based upon our assumptions about and assessment of the future, which may or may not prove true, and involve a number of risks and uncertainties including, but not limited to, whether there is a market for cards for homeland security in the U.S. and abroad, and if so whether such market will utilize optical memory cards as opposed to other technology; customer concentration and reliance on continued U.S. Saudi Arabian,  government business and potential Angolan and Italian business; risks associated with doing business in and with foreign countries; whether we will be successful in assisting Prevent Global with factory startup and training; whether Prevent Global will obtain the financial resources to make the balance of its required payments to us and to operate the facility; whether the facility will efficiently produce high quality optical memory cards in volume and that meet our standards; lengthy sales cycles and changes in and dependence on government policy-making; reliance on value-added resellers and system integrators to generate sales, perform customer system integration, develop application software, integrate optical card systems with other technologies, test products, and work with governments to implement card programs; risks and difficulties associated with development, manufacture, and deployment of optical cards, drives, and systems; our ability or our customers’ ability to initiate and develop new programs utilizing our card products; risks and difficulties associated with development, manufacture, and deployment of optical cards, drives, and systems; potential manufacturing difficulties and complications associated with increasing manufacturing capacity of cards and drives, implementing new manufacturing processes, and outsourcing manufacturing; our ability to produce and sell read/write drives in volume; the unpredictability of customer demand for products and customer issuance and release of corresponding orders; government rights to withhold order releases, reduce the quantities released, and extend shipment dates; the impact of technological advances, general economic trends, and competitive products; the impact of changes in the design of the cards; and the possibility that optical memory cards will not be purchased for the full implementation of card programs in Italy, the Kingdom of Saudi Arabia and India, or for Department of Homeland Security (DHS) programs in the U.S., or will not be selected for other government programs in the U.S. and abroad; whether we will be successful in developing alternative optical recording media; whether UBS AG will provide us with a credit line until it purchases our auction rate securities, and  the risks set forth in the section entitled “Risks” and elsewhere in this report; and other risks detailed from time to time in our SEC filings.  These forward-looking statements speak only as to the date of this report, and, except as required by law, we undertake no obligation to publicly release updates or revisions to these statements whether as a result of new information, future events, or otherwise.

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

RESULTS OF OPERATIONS

Overview

Headquartered in Mountain View, California, LaserCard Corporation, together with its subsidiaries, is a leading provider of secure ID solutions to governments and commercial clients worldwide. We develop, manufacture, and integrate LaserCard® optical memory cards, encoders, peripherals, smart and specialty cards, biometrics, and modular software.  Our cards and systems are used in various applications, including citizen identification, border security, government service delivery and facility access.  Our cards and systems are widely used in countries around the world, including the United States, Canada, Italy, India and the Kingdom of Saudi Arabia, for demanding applications including border security, government service provision and facility access. LaserCard’s wholly-owned German subsidiary, Challenge Card Design Plastikkarten GmbH (CCD), with offices in Rastede and Ratingen, Germany, manufactures and offers a wide range of high quality specialty cards, plus card personalization and ID management solutions under the CCD and Cards & More brands.

We sell our products and services through partners such as value added resellers (VARs) and system integrators (SIs) who generally have specific experience in the development of markets and applications for LaserCard products.  We have sales staff located in California, the Washington D.C. area, and Germany, whose principal role is developing and supporting the reseller channel.

Revenue is derived mainly from advanced technology cards used in government identity programs, such as optical memory, contact, contactless and RFID cards, and from high quality specialty cards for applications such as major event badging and access control. The remainder of our revenue comes from a variety of activities including the sale of enabling services, such as consulting, custom application development and the integration of ID Management Solution modules, such as data capture, card personalization and quality assurance; and from card factory design and equipment sales, knowledge transfer and licensing.

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

The table below presents condensed consolidated revenues, excluding inter-company transactions, recorded by our U.S. and German operations (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
U.S. operations	$9,539	$7,424	$16,629	$12,340
German operations	3,928	3,315	7,560	6,254
	$13,467	$10,739	$24,189	$18,594

Revenues recorded by our U.S. operations are generally derived from a small number of government customers located throughout the world.  Revenues recorded by our German operations are generally from a relatively large number of commercial customers in Germany and Europe, Middle East and Africa, that is the EMEA, region.

We emphasize selling secure credentials into government programs for individual identification.  We offer a range of products including cards that contain magnetic stripe, contactless RFID (Radio Frequency Identification), contact IC (Integrated Circuit) chip, optical memory, hologram, or biometric identification, or a combination of such features.  This allows us to sell to a wide range of customers around the world.

Optical memory cards are a proprietary product of LaserCard Corporation for which we hold 21 U.S. patents.  In addition, we have years of know-how in the manufacture and use of cards, encoding devices, read/write drives, systems, enabling services and software.  This provides a basis for highly leveraged contribution margins in the optical memory card segment.  Therefore, our strategy is to sell all card technologies with a goal to upgrade programs to optical memory when possible.

We sell encoders and read/write drives at near direct manufacturing cost to enable sales of the optical memory card.  This often results in quarterly losses at the gross profit line of the Drives, Systems and Enabling Services segment when equipment volume does not allow for the contribution necessary to cover fixed costs and we do not have sizable enabling services.  Even at higher volume, the gross profit margin on encoders and read/write drives will probably not exceed 10%.

Recently we have begun to provide Enabling Services as a strategy to promote card sales.  Examples include the furnishing of equipment, training and management of a card issuance system for the Kingdom of Saudi Arabia national ID card program, and a complete data collection, data base, and card issuing system for the Costa Rica Foreign Resident Card program.

The major near term growth potential for LaserCard® optical memory cards is in government-sponsored identification programs in several countries.  Since governmental card programs typically rely on policy-making, which in turn is subject to technical requirements, budget approvals, and political considerations, there is no assurance that these programs will be implemented as expected or that they will include optical cards.

Our principal objectives for long-term revenue growth are to:

●	Maintain, leverage and expand the existing optical memory card user community of national and regional governments worldwide;
●
Increase revenues by selling Enabling Services, such as consulting, custom software development, and the development of integrated secure ID solutions, which can include data capture, personalization, quality assurance and issuance modules; and

●
Increase market share for specialized cards and associated ID management solutions, such as major event badging and access control, and university student ID, and expand sales of these products and services into the Americas.

Currently our optical memory card segment revenues are mainly derived from the following programs; the U.S. Department of Homeland Security (DHS) Permanent Resident Card (Green Card) program, the Canadian government Permanent Resident Card program, a national ID card for the Kingdom of Saudi Arabia, three state-level vehicle registration card program in India, and the Foreign Resident ID card program in Costa Rica.  Also there are emerging programs such as the national citizen ID card program in Italy, two foreign resident ID card programs in Italy, a government agency card program in Italy, and the recently announced national ID card program in Angola.

Our largest government card programs are shown below as a percentage of total revenues:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
National ID Cards in the Kingdom of Saudi Arabia	22%	30%	20%	23%
U.S. Green Cards	20%	20%	18%	23%
Canadian Permanent Resident Cards	9%	10%	5%	7%
Vehicle Registration in India	10%	6%	12%	7%

Since our fiscal year ended March 31, 1998, the U.S. Permanent Resident Card (the “Green Card”) program for the U.S. Department of Homeland Security (DHS) has been an important part of our revenue base.  We recorded card revenues of about $6.4 million in each of the past two fiscal years for this program.  In March 2007 we received a five-year follow-on subcontract for this program with an initial one-year term and four one-year extension options of which the first year was exercised.  Orders generally are received calling for deliveries over several months or more.  Therefore, our backlog varies greatly from quarter to quarter.  Our current backlog at September 30, 2008 of $0.8 million partly includes the test quantities of a redesigned card with updated security features.  The transition to a redesigned card could cause delays in future orders as DHS reduces its inventory of current cards that were designed in 1997.  However, we anticipate that this decrease will be followed by an increase in orders of the newly designed cards to replenish the strategic reserve, although no assurance can be given that this will occur.  We anticipate an order for these redesigned cards this fiscal year.

Another U.S. government program, the Border Crossing Card (BCC) accounted for approximately $1 million in revenue during each of the past two fiscal years.  We recorded revenue of $0.2 million for this program during the three and six-month periods ended September 30, 2008 and we expect this business to cease as the card is reconfigured in keeping with the requirements of the Western Hemisphere Travel Initiative.

We also supply secure National ID Cards to the Kingdom of Saudi Arabia.  We recorded revenue of $3 million and $4.8 million of cards and optical card drives, during the three and six-month periods ended September 30, 2008, respectively. We recorded revenue of $3.2 million and $4.3 million of card and optical card drives, during the three and six-month periods ended September 30, 2007, respectively.  There was $2.8 million of backlog for this program at September 30, 2008. We anticipate revenue of $5 million to $10 million annually for this program.

During the three-month period ended June 30, 2008, we recorded revenue of $1.7 million under a contract with the government of Costa Rica for the supply of an ID Management System for the country’s Foreign Resident Card program.  The ID Management System included a suite of demographic and biometric data collection and card issuance equipment and software solutions to assist the Costa Rican government to manage the issuing of highly secure optical memory-based Foreign Resident ID Cards.  The applications include the centralized enrollment of legal foreign residents, automatic fingerprint identification to prevent the issuance of duplicate cards, optical memory encoding and card printing servers, quality assurance and card issuance controlled by our Biometric Verification System.  The issuance process also includes biometric identification of workstation operators and strict card auditing processes.  The contract terms included a limited supply of Foreign Resident ID Cards, which incorporate a number of security features in addition to our secure optical memory.  The card’s optical memory will store cardholder information including high resolution color facial image, fingerprint images and templates (for automatic one-to-one identity verification), digitized signature and biographic data.  In addition, the optical stripe will also feature our unique Personalized Embedded HologramHD, a personalized optical variable device which, like the digital data, recorded on our optical stripe, cannot be fraudulently altered.  There was no revenue recorded for this contract during the three-month period ended September 30, 2008.

The Italian Citizen ID (CIE) Card program has been largely stalled since January 2006 following a change of government and legal disputes around the contractual management of the program.  Should the program proceed in line with the government’s earlier stated intentions, and the cards be issued over a five-year period, we would anticipate that card orders could ramp toward their full implementation level which could result in annual revenues of $35 million.  There was no revenue recorded for this program during the three-month period ended September 30, 2008. We shipped small quantities against orders for special foreign language versions of the Citizen ID Card during the three-month period ended June 30, 2008, and the three and six-month periods ended September 30, 2007.  It remains unclear when the prime contractor will issue follow-on orders for this program.  We do not expect significant orders this fiscal year.

The issuance system for two Foreign Resident Card programs in Italy is in place and operating and we believe issuing about 5,000 cards per day.  Our card backlog for this program at September 30, 2008 was $0.7 million.  We believe that follow-on orders will be received during the current fiscal year although it remains unclear when the prime contractor will issue such follow-on orders.

In March 2008, we signed an agreement granting Ritel of Rieti, Italy, the non-exclusive right to manufacture our optical memory read/write drives in Italy and distribute the resulting products worldwide.  Ritel, a telecommunications and technology contract manufacturer, has significant know-how and experience in new production processes and new product development which could lead to further innovation and development of lower cost drives.  We recorded revenue of $0.5 million during the three-month period ended September 30, 2008 for training and the supply of parts sets to Ritel to manufacture the drives.

In January 2008, the government of Angola announced a contract award to DGM-Sistemas (“DGM”), of Luanda, Angola, for the delivery of a complete ID management system.  The contract calls for an initial 8 million optical memory cards for the country’s new national citizen ID program to be issued as the infrastructure is built. Up to an additional 12 million cards could be issued later.  We teamed with DGM as the exclusive supplier of cards for the project.  Other team members include Unisys Corporation (NYSE: UIS) which is responsible for systems integration and our value-added reseller, Identicard S.A. of Portugal, which developed the system architecture.  The DGM bid includes $103 million of products and services to be provided by LaserCard including optical memory cards, card personalization systems, printer consumables, installation and training under a five-year subcontract. In July, 2008, we received advance payments in the amount of $5.8 million representing fifty percent (50%) of the value of an order for cards, printers, encoders and consumables.  Our backlog at September 30, 2008 for this order includes $8.8 million for optical memory cards, drives, systems, and enabling services, and $2.5 million for hardware and consumables.

The optical memory card license and factory equipment project for Prevent Global/GIG is now expected to be completed within twelve months of September 30, 2008.  As a result, we have classified the deferred revenue and advance payments totaling $27.7 million for this project as current liabilities and the equipment held for resale to GIG valued at $6.9 million, as current assets in the condensed consolidated balance sheet.  Deferred revenue and advance payments do not represent an obligation on our part to make a future cash payment; instead, we will recognize revenue equal to these current liabilities when the contract is completed.  The advance payments received are not refundable.  The classification of these large amounts as current assets and liabilities will affect our working capital and current ratio measures until the project is complete and the revenues and costs are recorded in the statement of operations.

We may invest up to $2 million in additional capital equipment and leasehold improvement expenditures for optical memory card and specialty card production capacity and manufacturing enhancement at our facilities through March 31, 2009, as more fully discussed under “Liquidity and Capital Resources.”

Revenues

Product Revenues.  Our total revenues consisted of sales in our three segments of (1) optical memory cards, (2) drives, systems and enabling services, and (3) specialty cards and card printers, as well as, at times, other miscellaneous items.  Product revenues for the three and six-month periods ended September 30, 2008 were $13.5 million and $24.2 million, respectively. Product revenues for the three and six-month periods ended September 30, 2007 were $10.7 million and $18.6 million, respectively.

The following table presents our product revenue by segment (in thousands, except for percentages):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Optical memory cards	$8,632	$6,692	$14,536	$11,254
% of total revenues	64%	62%	60%	61%

Optical cards drives, systems and enabling services	908	732	2,093	1,087
% of total revenues	7%	7%	9%	6%

Specialty cards and card printers	3,927	3,315	7,560	6,253
% of total revenues	29%	31%	31%	34%
Total revenues	$13,467	$10,739	$24,189	$18,594

The following table presents our optical memory card, or OMC, revenue by major program (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
National ID Cards in the Kingdom of Saudi Arabia	$2,673	$2,680	$4,455	$3,545
U.S. Green Cards & Laser Visas	2,855	2,100	4,472	4,830
Vehicle Registration in India	1,281	635	2,791	1,234
Foreign Resident ID Card Program in Costa Rica	-	-	736	-
Canadian Permanent Resident Cards	1,205	1,028	1,205	1,210
Italian ID Card Programs	522	154	542	183
All other programs	96	95	335	252
Total optical memory card revenues	$8,632	$6,692	$14,536	$11,254

OMC revenue increased for the three-month period ended September 30, 2008 by 29% as compared with the three-month period ended September 30, 2007 due to the increases in card unit volumes in most programs.

Revenue in the drives, systems and enabling services segment increased $0.2 million for the three-month period ended September 30, 2008 as compared with the three-month period ended September 30, 2007 due to the supply of parts sets to Ritel to manufacture encoders. The $1 million increase in the six-month period ended September 30, 2008 as compared with the same period last year was mainly due to enabling services revenue recorded on a contract for Costa Rica.

Specialty cards and printers revenue was approximately $3.9 million for the three-month period ended September 30, 2008 or an increase of 18% from the $3.3 million for the three-month period ended September 30, 2007, with 8% due to an increase in sales and 11% attributable to increase in foreign currency exchange rates.  We anticipate growth in this segment over the remainder of the current fiscal year mainly comprised of card issuing systems in Angola.

License Fees and Other Revenues.  There were no license revenues for the three and six-month periods ended September 30, 2008 and 2007. In fiscal year 2004, we entered into license and optical memory card equipment purchase and support agreements, effective April 3, 2004, with Global Investments Group (GIG), based in Auckland, New Zealand, for optical memory card manufacturing in Slovenia.  GIG transferred the license and other agreements, with our approval, to Prevent Global in March 2007.  The optical memory card license and factory equipment project for Prevent Global/GIG is now expected to be completed within twelve months.  As a result, we have classified the deferred revenue and advance payments totaling $27.7 million for this project as current liabilities and the equipment held for resale to GIG, valued at $6.9 million, as current assets in the condensed consolidated balance sheet.  Deferred revenue and advance payments do not represent an obligation on our part to make a future cash payment; instead, we will recognize revenue equal to these current liabilities when the contract is completed.  The advance payments received are not refundable.  The classification of these large amounts as current assets and liabilities will affect our working capital and current ratio measures until the project is complete and the revenues and costs are recorded in the statement of operations.

Backlog

As of September 30, 2008, the backlog for LaserCard® optical memory cards totaled $13 million as compared with $7.3 million at September 30, 2007. Some of our customers generally place orders for a period of several months to a year or more so that variations in order placement from a single customer can materially affect backlog.  As a result, the relative size of our backlog has not been a reliable indicator of future sales revenue trends.

We had no significant backlog for drives, systems and enabling services at September 30, 2008 or at September 30, 2007.

The backlog as of September 30, 2008 totaled 3.2 million euros (approximately $4.5 million) including $2.8 million for the Angolan National ID Card program.  Specialty cards and printers backlog at September 30, 2007 totaled 0.5 million euros (approximately $0.7 million).

In addition, we have a contract to deliver a turnkey non-optical card manufacturing facility in the Kingdom of Saudi Arabia valued at 5.9 million euros (approximately $8.2 million).  We do not expect to recognize revenue for this contract during the next eighteen months. Another contract to develop a conventional non-optical card production facility in Serbia is valued at 0.5 million euros (approximately $0.6 million) at September 30, 2008 compared with 0.6 million euros (approximately $0.9 million) at September 30, 2007.

We also have about $27.7 million in advance payments and deferred revenue from our Prevent Global contract for which revenue has not been recognized. We expect this program to be completed within the next nine to twelve months.

Gross Margin

The following table represents our gross margin in absolute amount and as a percentage of revenue by segment (in thousands, except for percentages):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Optical memory cards	$3,657	$2,783	$5,800	$3,823
% of optical memory card revenues	42%	42%	40%	34%

Optical cards drives, systems and enabling services	(218)	(251)	63	(334)
% of optical card drives, systems and enabling services revenues	NM	NM	3%	NM

Specialty cards and card printers	1,126	657	2,169	1,361
% of specialty cards and card printers revenues	29%	20%	29%	22%
Total gross margin	$4,565	$3,189	$8,032	$4,850
% of total gross revenues	34%	30%	33%	26%

Optical Memory Cards.  Optical memory card gross margin can vary significantly based upon changes in average selling price, production and sales volumes, mix of card types, production efficiency and yields, and changes in fixed costs.  Unit volume greatly affects gross margin due to the absorption of fixed manufacturing costs.  The optical memory card gross margin was 42% for both the three-month period ended September 30, 2008, and the three-month period ended September 30, 2007.  The increase in revenue drove an approximate $0.9 million in additional gross profit for the three-month period ended September 30, 2008 versus September 30, 2007.  However, our gross margin did not increase as this increase in gross profit was partially offset by a non-cash charge of $95,000 for obsolete inventory, a $74,000 increase in SFAS No. 123R stock option expenses, and a $100,000 increase in equipment repairs and maintenance.  Optical memory card gross margin increased to 40% of revenue for the six-month period ended September 30, 2008, as compared with 34% of revenue for the six-month period ended September 30, 2007 as optical card gross profit increased by approximately $2 million.  Approximately $2.4 million of this increase is due to the increase in revenue which was partially offset by $300,000 in increased manufacturing overhead expenses.

Drives, Systems and Enabling Services.  We do not anticipate that we will derive significant profits in the near term on drive sales as prices are set near the manufacturing cost in order to promote optical memory card sales.  Except for the quarter ended June 30, 2008, drives, systems and enabling services gross margin has been negative over the past three years, inclusive of fixed overhead costs, due to low sales volume and our policy to price drives close to manufacturing cost to promote card sales.  During the three-month period ended September 30, 2008 there was a non-cash charge of approximately $80,000 for obsolete inventory reserve and a $242,000 write-off of obsolete tooling. This segment also includes Enabling Services, also with lower margins than optical memory cards.  The gross margin increase in drives, systems, and enabling services for the six-month period ended September 30, 2008 by 3% as compared with a historical negative margin is largely due to the delivery of systems and related services to Ritel and for the Foreign Resident ID Card program in Costa Rica. We anticipate that drives, systems and enabling services negative gross margins will continue in the future unless equipment sales volume is sufficient to cover fixed costs or there is a material amount of Enabling Services revenue.

Specialty Cards and Card Printers.  The gross margin on specialty cards and card printers was 29% for the three-month period ended September 30, 2008 compared with 20% for the three-month periods ended September 30, 2007 due to favorable product mix changes.  The gross margin on specialty cards and card printers was 29% for the six-month period ended September 30, 2008 compared with 22% for the six-month period ended September 30, 2007 also due to favorable product mix changes.

Operating Expenses

The following table presents operating expenses for the three-month periods ended September 30, 2008 and 2007 (in thousands, except for percentage):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Selling, general and administrative expenses	$3,587	$3,281	$7,487	$6,770
Percent of change from prior year	9%		11%

Research and development expenses	$828	$704	$1,688	$1,492
Percent of change from prior year	18%		13%

Selling, General, and Administrative Expenses (SG&A).  SG&A expenses increased by $0.3 million, or 9% during the three-month period ended September 30, 2008 as compared with the three-month period ended September 30, 2007 due to increases in SFAS No. 123(R) stock option expenses, and sales commission expenses.  The increase of $0.7 million or 11% during the six-month period ended September 30, 2008 as compared with the six-month period ended September 30, 2007 was due to the increase in SFAS No. 123(R) stock option expenses, recruiting expenses for the CEO search, and sales commission expenses.

Research and Development Expenses (R&D).  R&D expenses increased by $0.1 million or 18% and $0.2 million or 13% during the three and six-month periods ended September 30, 2008 as compared with the three and six-month periods ended September 30, 2007, respectively, due to various R&D projects. We are continuing our effort to develop new optical memory card and non-optical card features and structures, including various composite card structures to allow the insertion of contactless chips with radio frequency (RF) capability, dual-interface (contact-contactless) with optical memory, OVD (optically variable device) products, and other market-driven requirements.  We are also performing optical media development to allow new form factors for more flexibility in card layouts and integrated security features; enhanced optical memory card read/write drives for both increased reliability and ease of use and integration; and new software products and services in an effort to provide new products that can stimulate optical memory card sales growth.  We anticipate that these ongoing research and development effort should result in enhanced card features and capabilities and drives with advanced security features and/or lower manufacturing costs; however, there is no assurance that such product development effort will be successful.  These features are important for our existing and future optical memory card markets.  During the September quarter we made reductions in R&D consistent with a ‘milestone’-based R&D strategy.  We anticipate R&D expenditures of about $500,000 per quarter for the next two quarters.

Other Income and Expenses

The following table presents other income, net for the three and six-month periods ended September 30, 2008 and 2007 (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Interest income	$102	$207	$172	$446
Interest expense	(23)	(18)	(41)	(34)
Other income (expense)	-	-	(6)	18
	$79	$189	$125	$430

Other Income, Net.  The decrease in interest income during the three and six-month periods ended September 30, 2008 as compared with the three-month period ended September 30, 2007 was due to a 13% decrease in invested funds and a marked decline in interest rates from a weighted-average of 6.27% down to 3.29%.  The increase of interest expense during the three and six-month periods ended September 30, 2008 as compared with the three and six-month periods ended September 30, 2007 was due to the effects on premiums from our foreign exchange hedging activity.

Income Taxes

The following table presents income taxes for the three and six-month periods ended September 30, 2008 and 2007 (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Foreign income tax (benefit)	(10)	(109)	17	(125)
	$(10)	$(109)	$17	$(125)

Income Taxes.  In the six-month period ended September 30, 2007, we received a tax benefit largely due to a $99,000 credit for our foreign subsidiary’s assimilation of the new reduction in tax rate and $26,000 for the subsidiary’s loss that was refunded in its jurisdiction.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes cash, cash equivalents and investments as of September 30, 2008 and March 31, 2008 (in thousands):

	Six Months Ended
	September 30,	March 31,
	2008	2008
Cash and cash equivalents	$10,529	$5,583
Long-term investments in auction rate securities	$12,377	$12,875

The following table displays the sources and uses of cash by activity (in thousands):

	Six Months Ended
	September 30,
	2008	2007
Net cash provided by (used in) operating activities	$5,857	$(1,749)
Net cash provided by (used in) investing activities	$(1,004)	$1,377
Net cash provided by financing activities	$69	$566

During the three-month period ended September 30, 2008, we received $5.8 million representing a fifty percent (50%) advance payment on purchase orders relating to the Angola program.  This advance payment was the major component in the cash provided by operating activities for the six-month period ended September 30, 2008.  Cash used in operating activities for the six-month period ended September 30, 2007 consists mainly of the $0.5 million used due to the net loss, net of non-cash items, and the decrease of $1.2 million in operating liabilities.

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

As of September 30, 2008, we had $12.4 million of auction rate securities, net of $1.1 million of unrealized loss, accounted for as available-for-sale and classified as long-term securities due to the underlying events surrounding the failed auctions as explained in the next paragraph. As of March 31, 2008, we had $12.9 million of auction rate securities, net of $0.6 million of unrealized loss, accounted for as available-for-sale and classified as long-term securities. We held no short-term investments as of September 30, 2008 and March 31, 2008.

Auction rate securities are securities that are structured with short-term interest rate reset dates of generally 28 to 35 days but with contractual maturities that can be well in excess of ten years.  Ninety-six and 3/10 percent (96.3%) of our investments represent student loan auction rate securities, of which 95% of principal and interest is guaranteed under the Federal Family Education Loan Program (“FFELP”) and AAA rated.  The remaining balance is privately financed and consisting of an over-collateralized pool of graduate student loans.  We believe that the credit quality of these securities is high based on these guarantees.  At the end of each reset period, we can sell or continue to hold the securities at par value. This auction process has historically provided a liquid market for auction rate securities.  In February 2008, however, auctions failed due to sell orders exceeding buy orders. The funds associated with failed auctions will not be accessible until a successful auction occurs, a buyer is found outside of the auction process, or the underlying securities have matured or are recalled by the issuer.  Given the recent disruptions in the credit markets and the fact that the liquidity for these types of securities remains uncertain, as of September 30, 2008 and March 31, 2008, we have classified all of our auction rate securities as a long-term asset in our consolidated balance sheets as our ability to liquidate such securities in the next 12 months is uncertain.

We believe declines in auction rate securities fair values due to the lack of liquidity to be temporary.  We have the ability and intent to hold these investments until recovery of fair value occurs.  As such, we did not consider the impairment to be other than temporary and recorded an unrealized loss of $1.1 million and $0.6 million, net of tax, in other comprehensive income (loss) in the shareholder's equity section of the consolidated balance sheets at September 30, 2008 and March 31, 2008, respectively.

We have $13.5 million invested in auction rate securities that currently is valued at $12.4 million on our balance sheet.  UBS AG has issued a prospectus dated October 7, 2008 describing a “Rights” offering whereby UBS is offering to purchase certain auction rate securities it placed, including those we hold, at par or face value.  UBS will have the “Right” to purchase our auction rate securities at par at any time and LaserCard will have the “Right” to sell our auction rate securities at par to UBS beginning June 30, 2010.  As part of the offering, UBS would provide us a line of credit expected to be about 75% of the par value of the auction rate securities until they are purchased by UBS.  The line of credit has certain restrictions described in the prospectus.  The “Rights” expire on July 3, 2012.  On October 29, 2008 we submitted the acceptance form to participate in the “Rights” offering.

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

Our agreement with the government of Costa Rica that was signed on December 20, 2007, required us to issue a completion bond of approximately $167,000, equivalent to 10% of the contract price.  We purchased a certificate of deposit representing the completion bond.  The bond will remain in effect for one year (12 months) after the final acceptance date of delivery of the last batch of shipment, which occurred in the first quarter of fiscal year 2009.  At September 30, 2008 and March 31, 2008, we had classified the restricted cash as non-current assets in our condensed consolidated balance sheets.

The optical memory card license and factory equipment project for Prevent Global/GIG is now expected to be completed within twelve months.  As a result, we have classified the deferred revenue and advance payments totaling $27.7 million for this project as current liabilities and the equipment held for resale to GIG valued at $6.9 million as current assets in the condensed consolidated balance sheet.  Deferred revenue and advance payments do not represent an obligation on our part to make a future cash payment; instead, we will recognize revenue equal to these current liabilities when the contract is completed.  The advance payments received are not refundable.  The classification of these large amounts as current assets and liabilities will affect our working capital and current ratio measures until the project is complete and the revenues and costs are recorded in the statement of operations.

We have not established a line of credit.  We believe we will receive a line of credit in the coming month from UBS AG as provided in their “Rights” offering related to our investment in auction rate securities as we have submitted the acceptance form to participate in the “Rights” offering described above.  We are also in the process of negotiating a line of credit with a bank, although no assurance can be made that either line of credit would be available on favorable terms or at all.

The $1 million cash used for investing activities in the six-month period ended September 30, 2008 was mainly due to $0.9 million of capital asset expenditures.  Net cash provided by investing activities of $1.4 million during the six-month period ended September 30, 2007 was due to $2 million from net proceeds of maturity of investments, offset mainly by capital expenditures of approximately $0.6 million.

Net cash provided by financing activities for the six-month period ended September 30, 2008 was $69,000, which consisted of $81,000 of net proceeds from the sale of common stock under our employee stock plans offset by $12,000 in principal payments on capital lease obligations.  Net cash provided by financing activities during the six-month period ended September 30, 2007 was $0.6 million, which primarily consisted of net proceeds from the sale of common stock under our employee stock plans.

We made capital equipment and leasehold improvement purchases of approximately $0.9 million during the six-month period ended September 30, 2008 as compared with approximately $0.6 million during the six-month period ended September 30, 2007.  We have an annual production capacity of 10 million roll-process cards in conjunction with approximately 9 million sheet-process cards depending upon the optimum mix of features. Additional manufacturing equipment is scheduled to be installed during the three-month period ending December 31, 2008 which will increase our capacity for sheet-process cards to 16 million per year. We plan to use cash on hand, cash generated from operations, and leasing to fund capital expenditures of approximately $2 million for equipment and leasehold improvements for card production, read/write drive tooling and assembly, and general support items throughout the remainder of the current fiscal year.  A portion of the capital expenditures may be funded by debt financing if it can be obtained on reasonable terms.  Should we unexpectedly require additional cash resources and the anticipated credit line from UBS AG is not available, this could require us to seek funds elsewhere, which may be more unattractive or unavailable.

During the six-month-period ending September 30, 2008, we entered into a lease arrangement with a three-year term to acquire information technology equipment. This was recorded as a capitalized lease in the amount of approximately $0.2 million. During fiscal year 2008, we entered into a lease agreement with a four-year term to acquire equipment.  This was recorded as a capitalized lease in the amount of about $113,000 (80,000 euros) in accordance with SFAS 13, Accounting for Leases.  The accumulated depreciation at September 30, 2008 for these leases was approximately $32,000 and approximately $17,000 at March 31, 2008.  We had no other debt financing agreements in place.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangement as of September 30, 2008 and March 31, 2008, that has or is reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

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

We paid Wexler $60,000 during the three-month period ended September 30, 2008 and $135,000 during the six-month period ended September 30, 2008. For the three and six-month periods ended September 30, 2007, we paid Wexler, $30,000 and $60,000, respectively.

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

Auction rate securities are securities that are structured with short-term interest rate reset dates of generally 28 to 35 days but with contractual maturities that can be well in excess of ten years.  Ninety-six and 3/10 percent (96.3%) of our investments represent student loan auction rate securities, of which 95% of principal and interest is guaranteed under the Federal Family Education Loan Program (“FFELP”) and AAA rated.  The remaining balance is privately financed and consists of an over-collateralized pool of graduate student loans.  We believe that the credit quality of these securities is high based on these guarantees.  We do not own, and have not invested in, any auction rate securities secured by mortgages or collateralized debt obligations.  At the end of each reset period, investors can sell or continue to hold the securities at par value.  This auction process has historically provided a liquid market for auction rate securities.  Recently, however, certain auctions failed due to sell orders exceeding buy orders.  We continued to see deterioration in the market for these types of securities which spread from initially primarily subprime mortgage related securities to other forms of securities.  The funds associated with failed auctions will not be accessible until a successful auction occurs, a buyer is found outside of the auction process, or the underlying securities have matured or are recalled by the issuer.  Given the recent disruptions in the credit markets and the fact that the liquidity for these types of securities remains uncertain, as of September 30, 2008 and March 31, 2008, we have classified all of our auction rate securities as a long-term asset in our consolidated balance sheets as our ability to liquidate such securities in the next 12 months is uncertain.

Based on an analysis of other-than-temporary impairment factors, we recorded a temporary impairment within other accumulated comprehensive loss of approximately $1.1 million and $0.6 million at September 30, 2008 and March 31, 2008, respectively, related to these auction rate securities.  Our auction rate securities portfolio as of September 30, 2008 and March 31, 2008 was $12.4 million and $12.9 million, respectively, and has continued to experience failed auctions.

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

The following summarizes investments at fair value (in thousands), weighted average yields and expected maturity dates:

	September 30, 2008	March 31, 2008
Auction rate securities, long-term	$13,500	$13,500
Gross unrealized losses	(1,123)	(625)
Estimated fair market value	$12,377	$12,875
Weighted average yield	3.29%	2.18%
Maturity dates	July 15, 2029 through January 25, 2047	July 15, 2029 through January 25, 2047

Foreign Currency Exchange Rate Risk.  Our U.S. operations sell products in various international markets.  For the six-month period ended September 30, 2008, revenue by our German subsidiary of approximately $7.6 million was denominated in foreign currency. In addition, some raw material purchases and purchased services are denominated in foreign currency.  Net cash provided by CCD’s operating activities was $0.4 million at September 30, 2008 and consisted of $1.3 million of advance payments from customers offset by $0.9 million used for working capital requirements.

We use short-term foreign exchange forward contracts to mitigate foreign currency risk associated primarily with inter-company receivables and payables, and loans receivable (denominated in Euros) to our German subsidiary.  Our foreign exchange forward contracts are not designated for accounting purposes as hedging instruments under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended.  Accordingly, any gains or losses resulting from changes in the fair value of the forward contract are reported in other income, net of expenses.  The gains and losses on these forward contracts generally offset gains and losses associated with the underlying foreign currency denominated inter-company receivables and payables, and loans receivable.  At September 30, 2008, we had a foreign exchange forward contract with a maturity of less than 30 days to purchase 1.7 million euros. The fair value of the forward contract was not material at September 30, 2008. At March 31, 2008, we had a foreign exchange forward contract with a maturity of less than 30 days to purchase 1.2 million euros.  The fair value of the forward contract was not material at March 31, 2008.

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

(b)    Changes in Internal Control over Financial Reporting.  There were no significant changes in our internal control over financial reporting that occurred during the three-month period ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.   Risk Factors

A revised description of the risk factors associated with our business is set forth below. This description includes any material changes to and supersedes the description of the risk factors associated with our business previously disclosed in Part II, Item 1A of our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2008.  Because of these risk factors, as well as other factors affecting the Company’s business and operating results and financial condition, including those set forth elsewhere in this report, our actual future results could differ materially from the results contemplated by the forward-looking statements contained in this report and our past financial performance should not be considered to be a reliable indicator of future performance, so that investors should not use historical trends to anticipate results or trends in future periods.

RISK FACTORS

OUR CURRENT AND FUTURE EXPECTED REVENUES ARE DERIVED FROM A SMALL NUMBER OF ULTIMATE CUSTOMERS SO THAT THE LOSS OF OR REDUCTIONS IN PURCHASES BY ANY ONE ULTIMATE CUSTOMER COULD MATERIALLY REDUCE OUR REVENUES AND LEAD TO CONTINUED LOSSES.  Over the past four and half years, we derived 61% of our total revenues from seven programs ― two U.S. government programs and five foreign government programs.  Due to the lengthy sales cycles, we believe that these programs, with perhaps the addition of a few other foreign programs, will be the basis for a majority of our revenues in the near-term.  The loss of or reductions in purchases by any one customer due to program cutbacks, competition, or other reasons could materially reduce our revenue base. Annual or quarterly losses have occurred when there are material reductions, gaps or delays in card orders from our largest U.S. or foreign government programs or if such programs were to be reduced in scope, delayed, canceled, or not extended and not replaced by other card orders or other sources of income.

WE INCURRED NET LOSSES DURING ALL BUT ONE OF THE PREVIOUS FIVE YEARS AND WHILE WE WERE PROFITABLE IN OUR MOST RECENT QUARTER, WE MAY NOT BE ABLE TO GENERATE SUFFICIENT REVENUE IN THE FUTURE TO MAINTAIN PROFITABILITY. Although we generated $3.3 million of profit during the three quarters from October 1, 2005 through June 30, 2006, and $0.2 million in our quarter ended September 30, 2008, we incurred a loss in each of the preceding eight quarters and we had incurred losses as well for the ten quarters preceeding the quarter ended October 1, 2005.  We had an accumulated deficit of $46.9 million at September 30, 2008.  There can be no assurance that we will generate enough revenues in the near term to maintain profitability.  We are relying principally upon our optical memory card technology to generate future product revenues, earnings, and cash flows.  If alternative technologies emerge or if we are otherwise unable to compete, we may not be able to sustain profitability on a quarterly or annual basis.  Annual or quarterly losses would also occur if product revenues or license revenues do not keep pace with increased expenses.

OUR PROGRAM IN ITALY, WHICH WE BELIEVE WILL RESULT IN SECURING ONE OF OUR LARGEST CUSTOMERS ONCE FULLY IMPLEMENTED, MAY BE FURTHER DELAYED OR CANCELLED FOR REASONS OUTSIDE OUR CONTROL WHICH WOULD CAUSE US TO HAVE LESS REVENUE THAN PLANNED AND COULD RESULT IN CONTINUED OPERATING LOSSES IF OTHER EXPECTED BUSINESS DOES NOT MATERIALIZE.  We believe the Italian government could be our largest customer if the CIE program is fully implemented.  Sales of cards and drives for the Italian government’s CIE, and PSE/CSE card programs have been a small portion of our total revenue for the past two years.  During fiscal year 2007, we increased card manufacturing capacity to meet anticipated demand and we have expected a large order since the first quarter of fiscal year 2007.  This order has not yet been placed and there can be no assurance that the order will be placed in the near-term or that demand will increase or be sustained as we anticipate.  We do not anticipate significant CIE card orders this fiscal year.  While selected Italian cities have issued cards and tested the distributed card issuing process and the Italian government has recently solicited interested parties to provide their qualifications for expansion of the data collection and issuance infrastructure, full implementation is dependent upon regionalized and further decentralized card issuance infrastructure developments being successfully undertaken and the national ID card system functioning as designed, of which there can be no assurance. Overcoming some of these issues may be difficult and complex and involve third parties, which could be time consuming and expensive and lead to further delays for implementation.  Ritel S.p.A, our new drive manufacturing licensee in Italy may not devote substantial resources to the program and as a result may not lead to further innovation and development of lower cost drives.  Also, the expansion of infrastructure for data collection, card issuance, and maintenance services may be further delayed.  In this case, our current estimate of $20 to $35 million in annual revenue at full implementation would be further delayed and be at risk.  Currently, the program is experiencing uncertainty due to political factors within the Italian government.

OUR CONTRACTS WITH OUR LARGEST CUSTOMERS PROVIDE FOR AN INDEFINITE QUANTITY OR INDEFINITE DELIVERY OF SUPPLIES OR SERVICES OR WE MAY RECEIVE PURCHASE ORDERS WHERE CUSTOMERS HAVE THE RIGHT TO DELAY OR CANCEL AT ANY TIME. WE HAVE NO LONG-TERM FIRM ORDER COMMITMENTS FROM ANY OF OUR LARGEST CUSTOMERS.  THEREFORE DELAYS IN ORDERS OR CHANGES IN TECHNOLOGY DECISIONS COULD RESULT IN DECREASED REVENUE AND OPERATING LOSSES. Our revenue is predominantly dependent on the receipt of purchase orders on a recurring basis.  In most cases we do not have contracts with firm commitments for deliveries over an extended period of time.  This can create volatility in revenues and earnings.  Also, customers may change their technology decisions which could cause further delays or possibly loss of business.  As an example, the Border Crossing Card, a U.S. government program, accounted for approximately $1.2 million in revenue during each of the past two fiscal years.  However, we expect this business to cease as the card is reconfigured in keeping with the requirements of the Western Hemisphere Travel Initiative.

OUR OPTICAL MEMORY CARD PRODUCT REVENUES WILL NOT GROW IF WE DO NOT WIN NEW BUSINESS IN THE U.S. OR ABROAD AND IF EMERGING PROGRAMS SUCH AS THE ANGOLAN NATIONAL ID PROGRAM ARE NOT IMPLEMENTED AS ANTICIPATED. Emerging optical memory card programs or prospective applications include permanent resident cards and national identification cards in several countries such as in Angola as well as secure identification cards for governmental agencies.  There can be no assurance that these programs will be implemented as planned or that we will receive sizable future orders for any of these programs, nor any assurance that we will be able to win any other new business in the U.S. or abroad which is necessary to grow our business to the level we desire.

SINCE THE SALES CYCLE FOR OUR PRODUCTS IS TYPICALLY LONG AND UNPREDICTABLE, WE HAVE DIFFICULTY PREDICTING WHEN NEW BUSINESS WILL CONTRIBUTE TO REVENUE GROWTH.  Obtaining substantial orders usually involves a lengthy sales cycle, requiring marketing and technical time and expense with no guarantee that substantial orders will result. This long sales cycle results in uncertainties in predicting operating results, particularly on a quarterly basis. In addition, since our major marketing programs involve the U.S. and various foreign governments and quasi-governmental organizations, additional uncertainties and extended sales cycles can result. Factors which increase the length of the sales cycle include government regulations, bidding procedures, budget cycles, and other government procurement procedures, as well as changes in governmental policy.  In addition, the equipment supply and consulting work our German subsidiary undertakes on occasion for customers wanting to set up a non-optical card manufacturing facility involves substantial time from start to finish, with the potential for obstacles to intervene outside our control such as delays in the construction and readying of the building and site by our customer and the potential for our customer to request changed specifications for the facility's throughput, so there can be substantial lags between when we sign a contract and receive a deposit and when we complete a project and recognize revenue.

WE COULD EXPERIENCE EQUIPMENT, RAW MATERIAL, QUALITY CONTROL, OR OTHER PRODUCTION PROBLEMS ESPECIALLY IN PERIODS OF INCREASING VOLUME.  There can be no assurance that we will be able to meet our projected card manufacturing capacity if and when customer orders reach higher levels. We have made and intend to continue to make significant capital expenditures to expand our card manufacturing capacity. For example, we may invest up to $2 million of capital expenditures during the next six months. However, since customer demand is difficult to predict, and we generally wait for such demand to materialize prior to making capital expenditure commitments, we may be unable to ramp up our production quickly enough to fill new customer orders in a timely fashion. This could cause us to lose new business and possibly existing business. In addition, if we overestimate customer demand, we could incur significant costs from creating excess capacity which was the case during fiscal years 2007 and 2008.  We may experience manufacturing complications associated with increasing our manufacturing capacity of cards and drives, including the adequate production capacity for sheet-lamination process cards to meet order requirements and delivery schedules. We may also experience difficulties implementing new manufacturing processes, meeting customers’ quality or standards requirements, or outsourcing some of our manufacturing. The addition of fixed overhead costs increases our breakeven point and results in lower profit margins unless compensated for by increased product sales. When purchasing raw materials for our anticipated optical card demand, we take into consideration the order-to-delivery lead times of vendors and the economic purchase order quantity for such raw materials. If we over-estimate customer demand, excess raw material inventory can result.

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

THE VOLATILITY IN THE COST OF PETROLEUM CAN NEGATIVELY IMPACT OUR OPERATING INCOME AND GROSS MARGIN IF THIS RESULTS IN INCREASES IN THE COST OF OUR PRODUCTION MATERIALS SUCH AS THE POLYCARBONATE-BASED PRODUCTS.  The polycarbonate raw material for our cards is petroleum based.  The volatility in the cost of petroleum could impact our costs for such raw material and lead to higher energy bills for running our manufacturing facilities.  This could lead to a decline in our gross margins and income unless we are able to adjust our selling prices.

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

SEVERAL OF OUR FOREIGN PROGRAMS INVOLVE OUR CARDS AS PART OF A SOLUTION WHICH INCLUDES TECHNOLOGIES OF THIRD PARTIES.  DIFFICULTIES ENCOUNTERED BY THESE THIRD PARTIES COULD CAUSE OUR ULTIMATE CUSTOMERS, GENERALLY GOVERNMENTS, TO FIND FAULT IN OPTICAL CARDS AND SWITCH TO OTHER SOLUTIONS EVEN THOUGH OUR OPTICAL TECHNOLOGY IS NOT THE ROOT CAUSE OF ANY FAULT.  In certain of our current foreign programs such as Italy, India, and the Kingdom of Saudi Arabia, and possibly in other future programs, various third party technologies such as contact or contactless chips are added to our cards.  The embedding or addition of other technologies to the LaserCard® optical memory card, especially when contracted to independent third parties, could potentially lead to technical, compatibility and other issues.  In such circumstances, it may be difficult to determine whether a fault originated with our technology or that of a co-supplier or the person embedding or adding the third party technology to our cards.  If such faults occur, they could be difficult, expensive, and time-consuming to resolve.  Such difficulties could lead to our ultimate customers, the foreign governments, switching to other technologies even though optical technology is not the root cause of the fault(s).  The resulting loss of customers would adversely affect our revenues.

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

WE ARE SUBJECT TO RISKS ASSOCIATED WITH CHANGES IN FOREIGN CURRENCY EXCHANGE RATES.  Part of the manufacturing process of certain LaserCard products that we sell outside the U.S. takes place in our operations in Germany.  Also, some of the raw materials we use to manufacture optical memory cards are sourced in Europe.  These costs are denominated in euros, the currency used in much of Europe.  However, when we sell our finished products, the prices that we charge are denominated in U.S. dollars.  Accordingly, we are subject to exposure when the exchange rate for euros increases in relation to the U.S. dollar.  Declines in the U.S. dollar value relative to the euro and other currencies over the past year, if not reversed, will further result in increases in raw material costs.  As of September 30, 2008, we had not entered into a forward exchange contract to hedge against or potentially minimize the foreign currency exchange risk related to transactions other than those related to inter-company payables and receivables.  The losses on foreign currency exchange related to purchase transactions and intercompany receivables for the three-month periods ended September 30, 2008 and 2007 were immaterial.

WE HAVE INVESTED A SIGNIFICANT PORTION OF OUR CASH IN AUCTION RATE SECURITIES, WHICH SUBJECTS US TO LIQUIDITY RISK AND COULD REQUIRE US TO RECORD FURTHER IMPAIRMENT CHARGES IF THE FAIR VALUE OF THESE INVESTMENTS DECLINE PERMANENTLY OR ARE OTHER-THAN TEMPORARILY IMPAIRED.  IN ADDITION, SHOULD WE UNEXPECTEDLY REQUIRE ADDITIONAL CASH RESOURCES, AN ABSENCE OF LIQUIDITY FROM THESE INVESTMENTS COULD REQUIRE US TO SEEK FUNDS ELSEWHERE, WHICH MAY BE MORE UNATTRACTIVE OR UNAVAILABLE, ESPECIALLY IN LIGHT OF THE CURRENT INSTABILITY OF CREDIT MARKETS.  Auction rate securities are securities that are structured with short-term interest rate reset dates of generally 28 to 35 days but with contractual maturities that can be well in excess of ten years.  Ninety-six and 3/10 percent (96.3%) of our investments represent student loan auction rate securities, of which 95% of principal and interest is guaranteed under the Federal Family Education Loan Program (“FFELP”) and AAA rated.  The remaining balance is privately financed and consisting of an over-collateralized pool of graduate student loans.  At the end of each reset period, we can sell or continue to hold the securities at par value. This auction process has historically provided a liquid market for auction rate securities.  In February 2008, however, certain auction rate securities experienced failed auctions due to sell orders exceeding buy orders. We believe that the credit quality of these securities is high based on these guarantees.  The funds associated with failed auctions will not be accessible until a successful auction occurs, a buyer is found outside of the auction process, or the underlying securities have matured or are recalled by the issuer.  Given the recent disruptions in the credit markets and the fact that the liquidity for these types of securities remains uncertain, as of June 30, 2008 and March 31, 2008, we have classified all of our auction rate securities as a long-term asset in our consolidated balance sheet as our ability to liquidate such securities in the next 12 months is uncertain.  We have also recorded an additional temporary impairment at September 30, 2008 within other accumulated comprehensive loss of approximately $0.5 million from $0.6 million at March 31, 2008, related to these auction rate securities and we may have to incur further temporary impairment if the situation does not change.  If the fair value of these investments declines permanently or is other-than temporarily impaired, we would be required to take a further impairment charge which would flow through our Statement of Operations as an expense and could cause us to incur a loss for the relevant fiscal period.  We have submitted the acceptance form to participate in the “Rights” offering of UBS AG described in a prospectus dated October 7, 2008 whereby UBS will have the “Right” to purchase our auction rate securities at par at any time and we will have the “Right” to sell our auction rate securities to UBS at par beginning June 30, 2010.  As part of the offering, UBS would provide us a line of credit expected to be about 75% of the par value of the auction rate securities until they are purchased by UBS.

We believe that we have sufficient available cash to execute our business plan for fiscal 2009 as we expect the estimated level of revenues and customer advance payments over the next twelve months to be sufficient to generate cash from operating activities over the same period.  A portion of our capital expenditures will require debt financing which we believe can be obtained on reasonable terms.  Although quarterly fluctuations are expected, we do not expect to have a need for liquidity for our funds invested in auction rate securities during fiscal 2009 or 2010 to fund our operations.  However, operating cash flows could be negatively impacted to a significant degree if our largest U.S. government program were to be delayed, reduced, canceled, or not extended; if the Angolan national ID card program does not materialize as planned internally; and if these programs are not replaced by other card orders or other sources of income.  Should we unexpectedly require additional cash resources, an absence of liquidity from our auction rate investments could require us to seek funds elsewhere, which may be more unattractive or unavailable, especially in light of the current instability of credit markets.

OUR ABILITY TO SECURE A LINE OF CREDIT OR EQUIPMENT LEASE FINANCING MAY BE LIMITED.  RECENT EVENTS IN THE CREDIT MARKET MAY MAKE IT MORE DIFFICULT TO OBTAIN A LINE OF CREDIT OR LEASE FINANCING.  We may wish to secure a line of credit or equipment lease financing.  The recent tightening of credit markets will affect our ability to secure debt financing on favorable terms or we may not be able to secure credit at all.  These could have a negative impact on our ability to invest for growth and our stock price.

WE SOLD A CARD MANUFACTURING LICENSE UNDER WHICH WE WILL PROVIDE CERTAIN FACTORY SET-UP AND TRAINING SERVICES TO PREVENT OF SLOVENIA.  IF WE AND PREVENT ARE SUCCESSFUL, THEY COULD COMPETE WITH US FOR BUSINESS.  We are obligated to deliver the contracted manufacturing equipment and installation support to Prevent for its to-be-built new card manufacturing facility in Slovenia, to provide a targeted initial manufacturing capacity of 10 million optical cards annually.  The delivery and installation support is anticipated to occur within twelve months, although no assurance can be given that the plant site will be ready to accept equipment deliveries during this time frame, or ever; that Prevent will arrange for pick-up of the equipment; that the equipment will be able to be successfully installed so that the plant becomes operational; or that Prevent will raise the financing required to complete the project and commence operations.  Assuming the plant becomes operational, we will also be assigning a person to be on site through March 31, 2011, and throughout the license term if the option is elected by Prevent, to monitor quality, security, and operational procedures, with a mutual goal that the facility and the cards made in Slovenia conform to our standards.  If cards are not produced in conformance with our quality standards, the reputation and marketability of optical memory card technology could be damaged.  If the factory does not become operational and produce quality cards in high volume, or if Prevent is unable to raise sufficient capital to build, equip and operate this facility, we would not obtain the hoped-for benefits--including ongoing royalties, sales of raw materials to Prevent, and expansion of the European market.  On the other hand, if and when the factory is successfully manufacturing the cards in high volume, it could compete against us for business in certain territories, which could reduce our potential card revenues if the market does not expand.  Revenue on the contract will be recognized when the equipment has been installed and is operating according to specification and training completed, which date is dependent in part on Prevent providing a facility in Slovenia.  We could incur greater expenses than we anticipate for the purchase and installation of the required manufacturing equipment, thereby reducing cash and anticipated profits.

WE MAY NOT BE ABLE TO ATTRACT, RETAIN OR INTEGRATE KEY PERSONNEL, WHICH MAY PREVENT US FROM SUCCEEDING.  We may not be able to retain our key personnel or attract other qualified personnel in the future. Our success will depend upon the continued service of key management personnel.  The loss of services of any of the key members of our management team, including our chief executive officer, chief operating officer, the managing directors of our German operations, vice president of marketing or our vice president of finance and chief financial officer, or our failure to attract and retain other key personnel could disrupt operations and have a negative effect on employee productivity and morale, thus decreasing production and harming our financial results.  In addition, the competition to attract, retain and motivate qualified personnel is intense.

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

BEGINNING WITH OUR FISCAL YEAR 2007, WE WERE REQUIRED TO RECORD COMPENSATION EXPENSE FOR STOCK OPTIONS, THEREBY REDUCING OUR EARNINGS.  THIS COULD LEAD TO REDUCED ENTERPRISE VALUE AND TO OUR GRANTING FEWER OPTIONS WHICH COULD HURT OUR ABILITY TO RECRUIT AND RETAIN EMPLOYEES.  In December 2004, the Financial Accounting Standards Board (“FASB”) issued Financial Accounting Standard 123(R) (SFAS No. 123(R)) that requires the fair value of all equity-based awards granted to employees be recognized in the statement of operations as compensation expense, for fiscal years beginning after December 15, 2005, rather than just to disclose such expense in a footnote as we have done in the previous years.  The adoption of this accounting standard reduced our profitability as measured by generally accepted accounting principles (GAAP) due to our outstanding options and our current intention to continue to grant options in the future as an incentive and retention tool for our employees.  This may adversely affect our stock price.  For example, for the six-month period ended September 30, 2008 and 2007, we recognized approximately $1.1 million and $0.9 million, respectively, of additional expenses due to SFAS No. 123(R) which we would not otherwise have recognized.  Such adoption has also led us to reduce our use of stock options and to award restricted shares and restricted stock units.  While all of these equity awards help align our employees’ long-term interests with increasing our enterprise value, options provide more of a reward if enterprise value substantially increases.  Our reduced use of options could hurt our ability to recruit employees and retain existing employees and directors.

Item 4. – Submission of Matters to a Vote of Security Holders

At the Company's September 19, 2008 Annual Meeting of Stockholders, the Company's stockholders

(i)	elected the Board of Directors.
(ii)	ratified the selection of SingerLewak as independent registered public accounting firm.

Of the 12,012,376 shares of common stock outstanding as of the record date of July 21, 2008, a total of 8,946,120 shares were voted in person or by proxy, representing 74.47% of the total votes eligible to be cast, constituting a majority and more than a quorum of the outstanding shares entitled to vote.  Votes cast in connection with the election of directors were: Bernard C. Bailey (8,946,120 votes for re-election, 201,074 votes withheld), Robert T. DeVincenzi (8,743,152 votes for re-election, 202,968 withheld), Arthur H. Hausman (8,704,283 votes for re-election, 241,837 votes withheld), Donald E. Mattson (8,730,527 votes for re-election, 215,593 votes withheld), Albert J. Moyer (8,698,058 votes for re-election, 248,062 votes withheld) and Walter F. Walker (7,756,843 votes for re-election, 1,189,277 votes withheld).

For Proposal 2 Ratification of the Company’s independent registered public accounting firm, 8,913,531 shares were voted in favor, and there were 24,797 negative votes, 7,792 abstentions, and no broker non-votes.

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

* Indicates management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

LASERCARD CORPORATION
(Registrant)

Signature	Title	Date

/s/ Robert T. DeVincenzi	Chief Executive Officer	November 10, 2008
Robert T. DeVincenzi

/s/ Steven G. Larson	Chief Financial Officer	November 10, 2008
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

  *Indicates management contract or compensatory plan or arrangement