Form 10-Q
period 2008-12-31
LASERCARD CORP
filed 2009-02-10
CIK 30140

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2008

0-6377
(Commission File Number)

LASERCARD CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	77-0176309
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1875 North Shoreline Boulevard, Mountain View, California 94043-1319
(Address of principal executive offices) (Zip Code)

(650) 969-4428
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☒ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐ Yes  ☒ No

Number of outstanding shares of common stock, $.01 par value, at February 10, 2009:  12,093,444

PART I.	FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

LASERCARD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In thousands)

	December 31,
	2008	March 31,
	(Unaudited)	2008*
ASSETS
Current assets:
Cash and cash equivalents	$8,601	$5,583
Accounts receivable, net of allowance of $29 at December 31, 2008	6,098	2,952
and $35 at March 31, 2008
Inventories, net of reserve of $971, at December 31, 2008	15,426	13,080
and $913 at March 31, 2008
Deferred contract costs	209	303
Equipment held for resale	7,181	89
Prepaid and other current assets	1,451	1,618
Total current assets	38,966	23,625

Property and equipment, net of accumulated depreciation of $21,585 at December 31, 2008	11,552	11,700
and $20,294 at March 31, 2008
Long-term investments	13,295	12,875
Long-term deferred contract costs	326	561
Long-term equipment held for resale	-	6,599
Patents and other intangibles, net	409	402
Notes receivable	238	269
Other non-current assets	109	275
Total assets	$64,895	$56,306

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,272	$2,561
Accrued liabilities	2,721	3,221
Deferred income tax liability	286	405
Advance payments from customers	30,398	3,060
Short-Term Debt	3,000	-
Deferred revenue	3,660	589
Deferred rent	131	-
Capital lease obligation	73	30
Total current liabilities	42,541	9,866

Capital lease obligation, net of current portion	190	76
Accrued liabilities, net of current portion	93	-
Advance payments from customers, net of current portion	1,695	23,770
Deferred revenue, net of current portion	564	3,437
Deferred rent, net of current portion	1,258	1,168
Income tax payable	263	263
Total liabilities	46,604	38,580

Stockholders' equity:
Common stock	121	120
Additional paid-in capital	65,755	63,868
Accumulated deficit	(47,750)	(45,867)
Accumulated other comprehensive loss	165	(395)
Total stockholders' equity	18,291	17,726

Total liabilities and stockholders’ equity	$64,895	$56,306

*Amounts derived from audited consolidated financial statements

The accompanying notes are an integral part of these condensed consolidated financial statements.

LASERCARD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2008	2007	2008	2007

Revenues	$10,906	$11,159	$35,095	$29,753
Cost of sales (includes $187 and $482 stock-based
compensation in the three and nine-month periods
ended December 31, 2008 and $105 and $244 in the three
and nine-month periods ended December 31, 2007, respectively)	7,314	7,670	23,471	21,414
Gross profit	3,592	3,489	11,624	8,339

Operating expenses:
Selling, general, and administrative expenses (includes
$426 and $1172 stock-based compensation in the three
and nine-month periods ended December 31, 2008 and
$527 and $1178 in the three and nine-month periods ended
December 31, 2007, respectively)	3,950	4,056	11,437	10,826
Research and development expenses (includes $25 and $96
stock-based compensation in the three and nine-month
periods ended December 31, 2008 and $69 and $190 in the three
and nine-month periods ended December 31, 2007, respectively)	286	719	1,974	2,212
Total operating expenses	4,236	4,775	13,411	13,038
Operating loss	(644)	(1,286)	(1,787)	(4,699)

Other income (expense), net	(219)	225	(94)	655

Loss before income taxes	(863)	(1,061)	(1,881)	(4,044)

Income tax expense (benefit)	(14)	19	3	(106)

Net loss	$(849)	$(1,080)	$(1,884)	$(3,938)

Net loss per share:
Basic	$(0.07)	$(0.09)	$(0.16)	$(0.33)
Diluted	$(0.07)	$(0.09)	$(0.16)	$(0.33)

Weighted-average shares of common stock
used in computing net income (loss) per share:
Basic	12,085	11,971	12,035	11,912
Diluted	12,085	11,971	12,035	11,912

The accompanying notes are an integral part of these condensed consolidated financial statements.

LASERCARD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Nine Months Ended
	December 31,
	2008	2007
Cash flows from operating activities:
Net loss	$(1,884)	$(3,938)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,160	2,226
Loss on disposal of property and equipment	296	(10)
Provision (adjustment) for doubtful accounts receivable	(2)	15
Adjustment for excess and obsolete inventory	66	53
Provision for warranty reserve	51	96
Decrease in deferred income tax assets	65	-
Stock-based compensation	1,751	1,612
Put option gain	(1,227)	-
Mark to market, trading securities	1,431	-
Changes in operating assets and liabilities:
Increase in accounts receivable	(3,424)	(1,594)
Decrease (increase) in inventories	(2,747)	206
Decrease in deferred contract costs	328	454
Decrease in other current assets	32	363
Increase in equipment held for resale	(517)	(212)
Decrease (increase) in other non-current assets	168	(152)
Decrease in accounts payable and accrued expenses	(379)	(676)
Decrease in deferred income tax	(82)	(31)
Increase (decrease) in deferred revenue	269	(360)
Increase in deferred rent	221	230
Increase in advance payments from customers	5,585	421
Net cash provided by (used in) operating activities	2,161	(1,297)
Cash flows from investing activities:
Purchases of property and equipment	(2,366)	(981)
Proceeds from sale of equipment	-	28
Acquisition of patents and other intangibles	(119)	(71)
Purchases of short-term investments	-	(7,000)
Proceeds from maturities of short-term investments	-	8,000
Net cash used in investing activities	(2,485)	(24)
Cash flows from financing activities:
Proceeds from sale of common stock through stock plans	138	639
Net borrowing on revolving credit agreement	3,000	-
Principal payments on capital lease obligation	(36)	(9)
Net cash provided by financing activities	3,102	630
Effect of exchange rate changes on cash and cash equivalents	240	(248)
Net increase (decrease) in cash and cash equivalents	3,018	(939)
Cash and cash equivalents:
Beginning of period	$5,583	$3,026
End of period	$8,601	$2,087

Supplemental schedule of non-cash investing activities:
Equipment acquired under capital lease	$198	$113
Interest paid	$93	$50

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

The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes the disclosures which are made herein are adequate to make the information presented not misleading.  Further, the condensed consolidated financial statements reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position and results of operations as of and for the periods indicated.

These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the fiscal year ended March 31, 2008, included in the Company's Annual Report on Form 10-K, filed with the SEC on June 6, 2008 (the “2008 Form 10-K”).

The results of operations for the three and nine-month periods ended December 31, 2008 are not necessarily indicative of results to be expected for the entire fiscal year ending March 31, 2009.  Certain prior year amounts have been reclassified to conform to the current year presentation.

Recently Adopted Accounting Pronouncements:  In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”), which clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability, establishes a fair value hierarchy that prioritizes the information used to develop those assumptions, and expands the related disclosure requirements. Under the standard, fair value measurements are to be separately disclosed by level within the fair value hierarchy. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 defines fair value based upon an exit price model. The FASB also issued FASB Staff Position (“FSP”) No. 157-2 in February 2008 (“FSP No. 157-2”). FSP No. 157-2 delays the effective date of the application of SFAS No. 157 to fiscal years beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities that are recognized at fair value in the financial statements on a nonrecurring basis. The Company adopted SFAS No. 157 as of April 1, 2008, with the exception of the application of the statement to non-recurring nonfinancial assets and nonfinancial liabilities. See Note 2, caption 9 below, Fair Value of Measurements, for additional details.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 provides entities with an option to report selected financial assets and liabilities at fair value, with the objective to reduce both the complexity in accounting for financial instruments, and the volatility in earnings caused by measuring related financial assets and liabilities differently. Unrealized gains and losses on items for which the fair value option is elected would be reported in earnings. The Company adopted SFAS No. 159 as of April 1, 2008, but has not elected to measure financial instruments and other items at fair value except for the Company’s long-term investments on auction rate securities (“ARS”) during the three-month period ended December 31, 2008. See Note 2, caption 8 below, Cash and Cash Equivalents, Short-term Investments and Long-term Investments, for additional details. Other material financial assets and liabilities not carried at fair value, such as the Company’s short-term debt obligations and trade accounts receivable and accounts payable, are still reported at their carrying values. Any other future transacted financial asset or liability will be evaluated for the fair value election as prescribed by SFAS No. 159. The adoption of SFAS No. 159 resulted in a $0.2 million net impact on the Company’s consolidated financial position, results of operations and cash flows.

LASERCARD CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

In June 2007, EITF Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities, (“EITF 07-3”), was issued that requires companies to defer and capitalize prepaid, nonrefundable research and development payments to third parties and recognize such amounts over the period that the research and development activities are performed or the services are provided, subject to an assessment of recoverability. The guidance is effective for new contracts entered into in fiscal years beginning after December 15, 2007, including interim periods within those fiscal years.  The Company adopted EITF No. 07-3, on a prospective basis, as of April 1, 2008 and the adoption did not have an impact on its consolidated financial statements.

Recently Issued Accounting Pronouncements:  In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements significant aspects of a business combination. Under SFAS No. 141(R), acquisition costs will generally be expensed as incurred; noncontrolling interests will be valued at fair value at the acquisition date; in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. SFAS No. 141(R) amends SFAS No. 109, “Accounting for Income Taxes,” such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of SFAS No. 141(R) would also apply the provisions of SFAS No. 141(R). SFAS No. 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. Early adoption of SFAS No. 141(R) is not permitted. SFAS No. 141(R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. The Company will assess the potential impact of the adoption of SFAS 141R if and when a future acquisition occurs.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51” (“SFAS No. 160”). SFAS No. 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS No. 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. The Company will be required to adopt SFAS No. 160 on or after the beginning of the first annual period subsequent to December 15, 2008. The Company is currently evaluating the requirements of SFAS No. 160 and does not believe that its adoption will have a material impact, if any, on its consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. SFAS No. 161 applies to all derivative instruments within the scope of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as well as related hedged items, bifurcated derivatives, and nonderivative instruments that are designated and qualify as hedging instruments. SFAS No. 161 establishes principles and requirements for how an entity identifies derivative instruments and related hedged items that affect its financial position, financial performance, and cash flows. SFAS No. 161 also establishes disclosure requirements that the fair values of derivative instruments and their gains and losses are disclosed in a tabular format and that derivative features which are credit-risk related be disclosed to provide clarification to an entity’s liquidity and cross-referencing within footnotes. The Company will be required to adopt SFAS No. 160 on or after the beginning of the first annual period subsequent to December 15, 2008.  The Company is currently evaluating the requirements of SFAS No. 161 and has not yet determined the impact of its adoption on its consolidated financial statements.

LASERCARD CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

In April 2008, the FASB issued FSP No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP No. 142-3”). FSP No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). The objective of FSP No. 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R), and other accounting principles. FSP No. 142-3 applies to all intangible assets, whether acquired in a business combination or otherwise, and early adoption is prohibited. The Company will be required to adopt FSP No. 142-3 in the first quarter of fiscal year 2010. The Company is currently evaluating the requirements of FSP No. 142-3 and has not yet determined the impact of its adoption on its consolidated financial statements.

2. Summary of Significant Accounting Policies

(1.) Principles of Consolidation and Basis of Presentation.  The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles. The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated upon consolidation.

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

(3.) Fiscal Period.  For purposes of presentation, the Company labels its annual accounting period end as March 31 and its quarterly accounting period ends as June 30, September 30 and December 31.  The Company, in fact, operates and reports based on quarterly periods ending on the Friday closest to month end.  The 13-week third quarter of fiscal year 2009 ended on January 2, 2009, and the 13-week third quarter of fiscal year 2008 ended on December 28, 2007.

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

(5.) Derivative Financial Instruments. The Company uses short-term foreign exchange forward contracts to mitigate foreign currency risk associated primarily with inter-company receivables and payables, and loan receivables (denominated in Euros) with its German subsidiary.  The Company's foreign exchange forward contracts are not designated for accounting purposes as hedging instruments under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended.  Accordingly, any gains or losses resulting from changes in the fair value of the forward contracts are reported in other income.  The gains and losses on these forward contracts generally offset gains and losses associated with the underlying foreign currency denominated inter-company receivables and payables, and loans receivable.  At December 31, 2008 and March 31, 2008, the Company had foreign exchange forward contracts with a maturity of less than 30 days to purchase 1.4 million euros and 1.2 million euros, respectively.  The fair value of the forward contracts was not material at December 31, 2008 and March 31, 2008.

As of December 31, 2008, the Company held $13.5 million par value (with a fair value of approximately $12.1 million), of marketable securities consisting of ARSs, that are structured with short-term interest rate reset dates of generally 28 to 35 days but with contractual maturities that are in some cases well in excess of ten years.  Ninety-six and 3/10 percent (96.3%) of the Company’s investments represent student loan auction rate securities (“SLARS”), of which 95% of principal and interest is guaranteed under the Federal Family Education Loan Program (“FFELP”) and AAA rated.  The remaining balance is privately financed and consists of an over-collateralized pool of graduate student loans.  The Company believes that the credit quality of these securities is high based on the guarantees and collateralization.  At the end of each reset period, the Company can sell or continue to hold the securities at par value. This auction process has historically provided a liquid market for ARSs.  In February 2008, however, auctions failed due to sell orders exceeding buy orders. The funds associated with failed auctions will not be accessible until a successful auction occurs, a buyer is found outside of the auction process, or the underlying securities have matured or are recalled by the issuer.  Given the disruptions in the credit markets and the fact that the liquidity for these types of securities remains uncertain, as of December 31, 2008 and March 31, 2008, the Company has classified all of its ARSs as noncurrent assets in its consolidated balance sheets as its ability to liquidate such securities in the next twelve (12) months is uncertain. Refer to Note 2, caption 6, Concentrations of Risk and caption 8, Cash and Cash Equivalents, Short-term Investments and Long-term Investments for further discussion on the ARS.  As of March 31, 2008, the Company had $12.9 million of ARSs, net of $0.6 million of unrealized loss under “Accumulated Other Comprehensive Income” of the stockholders’ equity, accounted for as available-for-sale and classified as long-term securities. The Company held no short-term investments as of December 31, 2008 and March 31, 2008.  The Company continues to earn interest at the maximum contractual rate on the ARS.

LASERCARD CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(6.) Concentrations of Risk. Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash, cash equivalents, short-term investments, long-term investments and accounts receivable. The Company places its cash, cash equivalents, short-term and long-term investments in high-credit quality financial institutions.  The Company is exposed to credit risk in the event of default by these institutions to the extent of the amount recorded on the consolidated balance sheets.  As of December 31, 2008, the Company held $13.5 million par value (with a fair value of approximately $12.1 million), of marketable securities with UBS AG consisting of ARSs, that are structured with short-term interest rate reset dates of generally 28 to 35 days but with contractual maturities that can be well in excess of ten years.  Ninety-six and 3/10 percent (96.3%) of the Company’s investments represent SLARSs, of which 95% of principal and interest is guaranteed under the FFELP and AAA rated.  The remaining balance is privately financed and consisting of an over-collateralized pool of graduate student loans.  The Company believes that the credit quality of these securities is high based on these guarantees.  At the end of each reset period, the Company can sell or continue to hold the securities at par value. This auction process has historically provided a liquid market for ARSs.  In February 2008, however, auctions failed due to sell orders exceeding buy orders. The funds associated with failed auctions will not be accessible until a successful auction occurs, a buyer is found outside of the auction process, or the underlying securities have matured or are recalled by the issuer.  Given the disruptions in the credit markets and the fact that the liquidity for these types of securities remains uncertain, as of December 31, 2008 and March 31, 2008, the Company has classified all of its ARSs as noncurrent assets in its consolidated balance sheets as its ability to liquidate such securities in the next twelve months is uncertain. As of March 31, 2008, the Company had $12.9 million of ARSs, net of $0.6 million of unrealized loss under “Accumulated Other Comprehensive Income” of the stockholders’ equity, accounted for as available-for-sale and classified as long-term securities. The Company held no short-term investments as of December 31, 2008 or March 31, 2008.  The Company continues to earn interest at the maximum contractual rate on the ARS.

The Company accepted a Put Rights offering by UBS in December 2008. The Company elected to adopt SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”) on the Put Option and elected to treat its ARS portfolio from available-for-sale to trading securities.  The transfer resulted in the reversal of prior unrealized losses, net of taxes, on the ARSs from accumulated other comprehensive income to an other-than temporary impairment of approximately $1.4 million on the $13.5 million (par value) portion of the Company’s ARS portfolio and the recognition of a benefit of approximately $1.2 million related to the Put Option provided by the settlement. The transfer to trading securities reflects management’s intent to exercise its Put Option during the period June 30, 2010 through July 3, 2012.

More detailed information about the risks the Company faces with regard to its investment in the ARSs can be found in the Note 2, caption 8 below, Cash and Cash Equivalents, Short-term Investments and Long-term Investments.

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

LASERCARD CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(7.) Major Customers. The following customers accounted for more than 10% of revenues for the periods shown below.  The revenue from these customers was attributable to both of the optical memory card and the drive, system and enabling services segments.  No other customer accounted for more than 10% of revenues during these periods.

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2008	2007	2008	2007
Customer A	25%	38%	22%	29%
Customer B	20%	21%	23%	29%
Customer C	17%	-	<10%	-
Customer D	<10%	33%	<10%	15%

Three customers accounted for 47%, 16%, and 14%, respectively, of accounts receivable at December 31, 2008.  One customer accounted for 37% of accounts receivable at March 31, 2008.

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

The Company accounts for its short-term marketable securities in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS No. 115”).  The Company considers all highly liquid investments, consisting primarily of commercial paper, discount notes, U.S. government bonds, and ARSs, with original or remaining maturities of three months or less at the date of purchase, to be cash equivalents.  All investments with original or remaining maturities of more than three months but not more than one year at the date of purchase are classified as short-term.  Investments with original or remaining maturities of more than one year at the date of purchase are classified as noncurrent assets. The Company determines the length of its investments after considering its cash requirements and yields available for the type of investment considered by the Company. The Company determines the appropriate classification of debt and equity securities at the time of purchase and reevaluates the classification of investments as of each balance sheet date.  The Company owns investments in marketable securities that have been designated as “available for sale” or “trading securities”. Securities available for sale are carried at fair value with the unrealized gains and losses reported in “Accumulated Other Comprehensive Income,” a component of stockholders’ equity.  Trading securities are carried at fair value with unrealized gains and losses reported in the Company’s consolidated Statement of Operations under “Other income (expense), net”.

As of December 31, 2008, the Company held $13.5 million par value (with a fair value of approximately $12.1 million), of marketable securities consisting of ARSs, that are structured with short-term interest rate reset dates of generally 28 to 35 days but with contractual maturities that are in some cases well in excess of ten years.  Ninety-six and 3/10 percent (96.3%) of the Company’s investments represent SLARSs, of which 95% of principal and interest is guaranteed under the FFELP and AAA rated.  The remaining balance is privately financed and consists of an over-collateralized pool of graduate student loans.  The Company believes that the credit quality of these securities is high based on the guarantees and collateralization.  At the end of each reset period, the Company can sell or continue to hold the securities at par value. This auction process has historically provided a liquid market for ARSs.  In February 2008, however, auctions failed due to sell orders exceeding buy orders. The funds associated with failed auctions will not be accessible until a successful auction occurs, a buyer is found outside of the auction process, or the underlying securities have matured or are recalled by the issuer.  Given the disruptions in the credit markets and the fact that the liquidity for these types of securities remains uncertain, as of December 31, 2008 and March 31, 2008, the Company has classified all of its ARSs as noncurrent assets in its consolidated balance sheets as its ability to liquidate such securities in the next twelve (12) months is uncertain. As of March 31, 2008, the Company had $12.9 million of ARSs, net of $0.6 million of unrealized loss under “Accumulated Other Comprehensive Income” of the stockholders’ equity, accounted for as available-for-sale and classified as long-term securities. The Company held no short-term investments as of December 31, 2008 and March 31, 2008.  The Company continues to earn interest at the maximum contractual rate on the ARS.

LASERCARD CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

UBS AG issued a prospectus dated October 7, 2008 for a “Rights” offering whereby UBS offered to purchase certain ARSs it placed, including those the Company holds, at par or face value.  On October 29, 2008 (“Acceptance Date”) the Company submitted the acceptance form to participate in the “Rights” offering.  UBS has the “Right” to purchase its ARSs at par at any time through July 3, 2012 and the Company have the “Right” to sell its ARSs at par to UBS beginning June 30, 2010 through July 3, 2012.  As part of the offering, UBS offered a line of credit of about 75% of the fair value of the ARSs, as calculated by UBS, until they are purchased by UBS.  The line of credit has certain restrictions described in the prospectus.  In December 2008 the Company obtained a line of credit from UBS in the amount of $8.7 million that is collateralized by the SLARS. The Company drew down $3 million on this credit line also in December 2008.  Subsequent to December 2008, the Company drew down the balance of $5.7 million.

The Rights represent a firm agreement in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”), which defines a firm agreement as an agreement with an unrelated party, binding on both parties and usually legally enforceable, with the following characteristics:  a) the agreement specifies all significant terms, including the quantity to be exchanged, the fixed price, and the timing of the transaction, and b) the agreement includes a disincentive for nonperformance that is sufficiently large to make performance probable.  The enforceability of the Rights results in a Put Option and should be recognized as a free standing derivative separate from the ARS. By electing to participate in the rights offering, the Company granted UBS the right, exercisable at any time prior to July 3, 2012, to purchase or cause the sale of its ARSs (the “Call Right”).  UBS has agreed to pay us the par value of their ARS within one day of settlement of any Call Right transaction.  Notwithstanding the Call Right, the Company is permitted to sell ARSs to other parties other than UBS, in which case the Put Rights attached to the ARSs that are sold would be extinguished.  The Company elected to adopt SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”) on December 31, 2008 on the Put Option and elected to treat its ARS portfolio from available-for-sale to trading securities.  The transfer resulted in the reversal of prior unrealized losses, net of taxes, on the ARSs from accumulated other comprehensive income to an other-than temporary impairment of approximately $1.4 million on the $13.5 million (par value) portion of the Company’s ARS portfolio and the recognition of a benefit of approximately $1.2 million related to the Put Option provided by the settlement.  The transfer to trading securities reflects management’s intent to exercise its Put Option during the period June 30, 2010 through July 3, 2012.

At December 31, 2008, there was insufficient observable ARS market information available to determine the fair value of the Company’s ARS investments, or the Put Option. Therefore, in order to validate the fair value estimate of these securities, the Company incorporated assumptions such as credit quality or financial standing of the issuer, final stated maturities, estimates on the probability of the issue being called prior to final maturity, impact due to extended periods of maximum auction rates, liquidity risk premium, and broker quotes from independent valuators using widely accepted financial models. Management believes that these are reasonable estimates reflecting the unique circumstances of the subject SLARS and the method of valuing the Put Option as forward contracts is reasonable.

LASERCARD CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Cash equivalents and investments consist of the following (in thousands):

	December 31, 2008
		Gross	Gross
		Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

Cash equivalents	$7,117	$—	$—	$7,117
Long-term investments-ARS	13,500	—	(1,431)	12,069
Put option	—	1,226	—	1,226
	$20,617	$1,226	$(1,431)	$20,412

	March 31, 2008
		Gross	Gross
		Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

Cash equivalents	$4,581	$—	$—	$4,581
Long-term investments	13,500	—	(625)	12,875
	$18,081	$—	$(625)	$17,456

(9.) Fair Value of Measurements.  Effective April 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements (“SFAS 157”), except as it applies to the nonfinancial assets and nonfinancial liabilities subject to FSP 157-2. SFAS 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that is determined based on assumptions that market participants would use in pricing an asset or a liability. As a basis for considering such assumptions, SFAS 157 establishes a three-tier value hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:

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

In accordance with SFAS 157, the Company measures its cash equivalents and marketable securities at fair value. The Company’s cash equivalents and marketable securities are primarily classified within Level 1 with the exception of its investments in ARSs, which are classified within Level 3. Cash equivalents and marketable securities are valued primarily using quoted market prices utilizing market observable inputs.  The Company’s investments in ARSs are classified within Level 3 because there are no active markets for the ARSs and therefore the Company is unable to obtain independent valuations from market sources.  Therefore, the ARSs were valued using a discounted cash flow model. Some of the inputs to the cash flow model are unobservable in the market. The total amount of assets measured using Level 3 valuation methodologies represented 20% of total assets as of December 31, 2008.

LASERCARD CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The table below shows, by level, the Company’s financial assets that were accounted for at fair value as of December 31, 2008.  The table does not include assets and liabilities which are measured at historical cost or any basis other than fair value (in thousands):

	December 31, 2008
Items measured at fair value on a recurring basis:	Portion of Carrying Value Measured at Fair Value	Level 1	Level 3

Cash equivalents: Money Market funds	$7,117	$7,117	$—
Restricted Cash	171	171	—
Long-term investments: Auction Rate Securities	12,069	—	12,069
Put option	1,226		1,226
	$20,583	$7,288	$13,295

The following table summarizes the change in fair values for Level 3 items during the three and nine-month periods ended December 31, 2008 (in thousands):

	Auction Rate Securities
	Three Months Ended	Nine Months Ended
	December 31, 2008	December 31, 2008

Balance at beginning of period	$12,377	$12,875
Put option	1,226	1,226
Reversal of unrealized loss associated with transfer of securities to trading	1,123	625
Unrealized loss included in income	(1,431)	(1,431)
Ending Balance at December 31, 2008	$13,295	$13,295

The Company's agreement with the government of Costa Rica signed on December 20, 2007, required it to issue a completion bond of approximately $167,000, the equivalent of 10% of the contract price.  The Company purchased a certificate of deposit representing the completion bond. The remaining term of the bond will be in effect for less than one year. At December 31, 2008, the Company had classified the restricted cash as current assets and at March 31, 2008, the Company had classified the restricted cash as noncurrent assets in its condensed consolidated balance sheets.

(10.) Accounts Receivable, Net. The Company maintains allowances for doubtful accounts and product return reserves for anticipated losses resulting from the inability of its customers to make required payments and in-process product returns. The Company generally computes its allowances based on specifically identifying accounts that are past due and that are likely not collectible.  Interest receivable is accrued from investments in ARSs and other interest-bearing securities.  Other receivables are comprised of value added tax refunds and miscellaneous items.  The components of accounts receivable as of December 31, 2008 and March 31, 2008 are (in thousands):

	December 31,	March 31,
	2008	2008
Trade receivables	$6,048	$2,899
Allowance for doubtful accounts	(29)	(35)
Interest receivable	1	12
Other receivables	78	76
Total accounts receivable, net	$6,098	$2,952

LASERCARD CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(11.) Inventories, Net. Inventories are stated at the lower of cost or market, with cost determined on a first-in, first-out basis and market based on replacement cost or estimated realizable value less cost to sell. The components of inventories as of December 31, 2008 and March 31, 2008 are (in thousands):

	December 31,	March 31,
	2008	2008
Raw materials	$7,869	$7,675
Work-in-process	1,369	1,518
Finished goods	6,188	3,887
Total inventory, net	$15,426	$13,080

The Company establishes lower of cost or market reserves, excess and obsolescence reserves. Inventory reserves are generally recorded when management determines that an item does not have a foreseeable revenue forecast. Inventory reserves are not relieved until the related inventory has been sold or scrapped.  Activities for inventory reserves for the three and nine-month periods ended December 31, 2008 and 2007 are (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2008	2007	2008	2007
Beginning balance	$1,021	$828	$847	$838
Accruals for obsolete inventory	104	3	291	53
Write offs	(215)	(10)	(228)	(70)
Ending balance	$910	$821	$910	$821

For the three and nine-month periods ended December 31, 2008 the Company recorded inventory reserve expense of $104,000 and $291,000, respectively. During the three and nine-month periods ended December 31, 2008, the Company wrote off $215,000 and $228,000, respectively, of previously reserved inventory mainly due to obsolescence of partially processed inventory. The Company recorded $8,000 of lower of cost or market adjustments in its condensed consolidated statements of operations for the three and nine-month periods ended December 31, 2008 in its drives, systems, and enabling services segment. There was no lower of cost or market adjustment during the three and nine-month periods ended December 31, 2007.

(12.) Equipment Held for Resale.  Equipment held for resale consists primarily of parts, labor costs and other costs incurred to build equipment under contracts from which the Company has received $29.5 million in non-refundable advance payments.  Direct incremental costs associated with the purchase or construction of these items are deferred until revenue is recognized.  The components of equipment held for resale as of December 31, 2008 and March 31, 2008 are (in thousands):

	December 31,	March 31,
	2008	2008
Parts	$5,644	$5,417
Labor costs	1,424	1,158
Other	113	113
Total equipment held for resale	$7,181	$6,688

LASERCARD CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(13.) Property and Equipment, Net.  The components of property and equipment as of December 31, 2008 and March 31, 2008 are (in thousands):

	December 31,	March 31,
	2008	2008
Building and land	$931	$1,052
Equipment and furniture	24,927	25,438
Construction in progress, including
purchased equipment	2,069	282
Leasehold improvements	5,210	5,222
	33,137	31,994
Less: accumulated depreciation and amortization	(21,585)	(20,294)
Total property and equipement, net	$11,552	$11,700

Property and equipment are recorded at cost. Depreciation is provided over the estimated useful lives which currently are four to seven years for equipment and furniture using the straight-line method and twenty-five years for the building using the straight-line method.  Leasehold improvements are amortized over the shorter of the life of the asset or the life of the lease including extensions using the straight-line method.  Depreciation and leasehold amortization expense for the three and nine-month periods ended December 31, 2008 were about $0.7 million and $2.1 million, respectively.  Depreciation and leasehold amortization expense for the three and nine-month periods ended December 31, 2007 were about $0.7 million and $2.1 million, respectively.  Maintenance and minor repairs and replacements are expensed when incurred.  Disposition or retirement of property and equipment related gains and losses are charged to other income and expenses. At December 31, 2008, the Company had capital equipment and leasehold improvement purchases of approximately $2.4 million as compared with approximately $1.2 million at March 31, 2008.  The Company disposed of obsolete equipment totaling approximately $0.8 million and recorded a loss of $0.2 million for parts tooling for a discontinued device recorded in costs of goods sold during the nine-month period ended December 31, 2008.

The Company plans to use cash on hand, cash generated from operations, and leasing to fund capital expenditures of approximately $0.4 million for equipment and leasehold improvements for card production throughout the remainder of the current fiscal year.

Certain costs incurred in connection with acquisition of software for internal use are capitalized following Statement of Position (“SOP”) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use and EITF Issue No. 97-13, Accounting for Costs Incurred in Connection with a Consulting Contract or an Internal Project That Combines Business Process Reengineering and Information Technology Transformation.  Capitalized software costs are included in the equipment and furniture account and are amortized over four to seven years.  Software costs that do not meet capitalization criteria are expensed immediately.

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

LASERCARD CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Definite life intangible assets capitalized and accumulated amortization as of December 31, 2008 and March 31, 2008 are as follows (in thousands):

	December 31,	March 31,
	2008	2008
Patent expenditures	$3,772	$3,669
Technology transfer expenditures	545	545
Total patent and other intangible expenditures	4,317	4,214

Patent accumulated amortization	(3,363)	(3,267)
Technology transfer accumulated amortization	(545)	(545)
	(3,908)	(3,812)
Amortizable patents and other intangible, net	$409	$402

Patent amortization expense for the three and nine-month periods ended December 31, 2008 was $48,000 and $110,000, respectively. Patent and technology transfer amortization expense for the three and nine-month periods ended December 31, 2007 was $30,000 and $94,000, respectively.

(15.) Assessment of Impairment of Tangible and Intangible Long-Lived Assets.  In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company assesses the impairment of long-lived assets whenever events or changes in circumstances indicate that their carrying value may not be recoverable from the estimated future cash flows expected to result from their use and eventual disposition.  The Company’s long-lived assets subject to this evaluation include property and equipment and amortizable intangible assets.  If the Company’s estimate of future undiscounted net cash flows is insufficient to recover the carrying value of the assets, the Company will record an impairment loss in the amount by which the carrying value of the assets exceeds the fair value.  If assets are determined to be recoverable but their useful lives are shorter than originally estimated, the Company depreciates or amortizes the net book value of the asset over the newly determined remaining useful lives.  The Company disposed of obsolete equipment totaling approximately $0.8 million and recorded a loss of $0.2 million for parts tooling for a discontinued device recorded in costs of goods sold during the nine-month period ended December 31, 2008. At March 31, 2008, based on the Company’s estimated future cash flow analysis and having had no triggering events such as a significant disposal of a portion of such assets, an adverse change in the market involving the business employing the related asset or a significant decrease in the benefits realized from an acquired business, management has determined that the fair value of long-lived assets exceeded their book value.

(16.) Accrued Liabilities.  The components of accrued short and long-term liabilities as of December 31, 2008 and March 31, 2008 are (in thousands):

	December 31,	March 31,
	2008	2008
Accrued compensated absences	$520	$846
Deferred compensation	429	713
Warranty reserves	560	655
Accrued payroll and fringe benefits	472	449
Other accrued liabilities	833	558
Total accrued liabilities	$2,814	$3,221

The Company provides a limited warranty for the replacement of defective products. The Company’s limited warranty requires them to repair or replace defective products at no cost to the customer within a specified time period after sale. Where appropriate, provision is made at the time of shipment for estimated warranty costs. The Company estimates the costs that may be incurred under its limited warranty and records a liability in the amount of such costs. Factors that affect the Company’s estimates of warranty liability include the number of units sold, and historical and anticipated rates of warranty claims. The Company assesses the adequacy of its recorded warranty liability and adjusts the amount as necessary. The Company utilizes historical trends and information received from its customers to assist in determining the appropriate estimated warranty accrual levels. The Company’s product warranty claims are settled through the return of defective products and the shipment of replacement products. The adequacy of the warranty reserve is reviewed quarterly to verify that it properly reflects the remaining obligations based on the anticipated warranty costs over the balance of the obligation period. Adjustments are made when actual return claim experience differs from estimates.

LASERCARD CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Warranty activities for the three and nine-month periods ended December 31, 2008 and 2007 are (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2008	2007	2008	2007
Beginning balance	$547	$607	$655	$743
Accruals for products sold	13	5	51	92
Costs incurred	-	(9)	(146)	(232)
Ending balance	$560	$603	$560	$603

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

(18.) Advance Payments from Customers.  The Company routinely receives advance payments on orders placed by its customers.  Advance payments received are recorded as a liability in the condensed consolidated balance sheets until the related orders are shipped or services are performed or revenue would otherwise be recognized.  Advance payments received of approximately $27.8 million from Prevent Global, previously classified as non-current liabilities, were classified as current liabilities in the condensed consolidated balance sheets at December 31, 2008 as the Company expects this project to be completed within the next nine to twelve months.  Conversely, advance payments received of approximately $1.7 million from the contract to deliver a turnkey non-optical card manufacturing facility in the Kingdom of Saudi Arabia, previously classified as current liabilities, were classified as non-current liabilities in the condensed consolidated balance sheet at December 31, 2008 as this project is no longer expected to be completed within twelve months.

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

LASERCARD CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

For contracts that include customer-specified acceptance criteria, the Company recognizes revenue only after the acceptance criteria have been met and presuming that all other revenue criteria have been met.  The Company defers revenue from services and recognizes it over the contractual period or as the Company renders services and the customer accepts them.

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

The Company applies the provisions of SOP 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts (“SOP 81-1”), in applicable contracts. Revenues on time and materials contracts are recognized as services rendered at contract labor rates plus material and other direct costs incurred.  Revenues on fixed price contracts are recognized on the percentage of completion method based on the ratio of total costs incurred to date compared to estimated total costs to complete the contract.  Estimates of costs to complete include material, direct labor, overhead and allowable general and administrative expenses.  In circumstances where estimates of costs to complete a project cannot be reasonably estimated, but it is assured that a loss will not be incurred, the percentage-of-completion method based on a zero profit margin, rather than the completed-contract method, is used until more precise estimates can be made. The full amount of an estimated loss is charged to operations in the period it is determined that a loss will be realized from the performance of a contract.  The Company recognized approximately $19,000 and $95,000, of revenues for the three and nine-month periods ended December 31, 2008, respectively, and $123,000 and $169,000 for the three and nine-month periods ended December 31, 2007, respectively, based on a zero profit margin related to a long-term contract.

In the fourth quarter of fiscal year 2006, the Company entered into a subcontract covering product and services with a prime contractor for the Kingdom of Saudi Arabia to provide them with card personalization workstation integration for use in that country’s personalized national ID card program with decentralized card issuance which includes optical memory cards, hardware, and software. The contract called for multiple deliverables, installation, and certain client acceptance criteria, as defined in the agreement.  In applying the guidance within EITF 00-21, the Company determined the deliverables should not be accounted for as separate units, but rather as a bundled arrangement as the fair value of the undelivered items cannot be readily determined.  Therefore, revenue recognition on this contract and the associated contract costs were deferred until the predominant undelivered element, the card personalization, was delivered and accepted, commencing when the installation and acceptance of the card personalization system was complete.  The Company determined that once the card personalization system was accepted, contract revenue would be recognized ratably based on actual cards personalized and accepted.  As the card personalization system was accepted during the quarter ended March 31, 2007, the Company began recognizing revenue under this contract during that period on cards that had been accepted by the customer.  On June 23, 2007, the Company and the prime contractor entered into an agreement amending the terms of the provision of cards and supplies according to a delivery schedule for the balance of fiscal year 2008.  In addition, the Company no longer has obligations pertaining to the installation of equipment, card personalization workstation integration or card personalization.  As a result of this amendment, the Company recognizes revenue upon receipt of the customer’s certificate of acceptance of cards delivered.  Also under the amendment and associated sales incentives, new prices per card have been established.  The Company has completed the initial orders under the subcontract as of March 31, 2008; however, the subcontract allows for optional orders at a customer’s request over a four-year period through December 2010, valued at up to another approximately $35 million in cards based on the new agreed upon price per card under the amendment.  During the three and nine-month periods ended December 31, 2008, the Company recognized revenue of approximately $2.8 million and $7.6 million, respectively.  During the three and nine-month periods ended December 31, 2007, the Company recognized revenue of $4.2 million and $8.5 million, respectively.

LASERCARD CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

As of December 31, 2008 and March 31, 2008, there remained $0.5 million and $0.6 million of deferred revenue, respectively, relating to this contract.

The Company applies the provisions of SOP No. 97-2, Software Revenue Recognition, as amended by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions to all transactions involving the sale of software products.  Revenue from the license of the Company’s software products is recognized when persuasive evidence of an arrangement exists, the software product has been delivered, the fee is fixed or determinable and collectibility is probable, and, if applicable, upon acceptance when acceptance criteria are specified or upon expiration of the acceptance period.  Software sold separately under the drives, systems and enabling services segment was immaterial for the three and nine-month periods ended December 31, 2008.  There was no software revenue recognized for the three and nine-month periods ended December 31, 2007.

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

(22.) Advertising Costs.  Advertising costs consist of development and placement costs of the Company’s advertising campaigns and are charged to expense when incurred. Advertising expenses for the three-month periods ended December 31, 2008 and 2007, respectively, were immaterial. Advertising expense was approximately $239,000 for the nine-month period ended December 31, 2008.  Advertising expense was approximately $202,000 for the nine-month period ended December 31, 2007.

(23.) Stock-based Compensation.  Effective April 1, 2006, the Company adopted SFAS No. 123(R), Share-Based Payment, which requires share-based payment transactions to be accounted for using a fair value based method and the recognition of the related expense in the results of operations. Prior to the adoption of SFAS No. 123(R), as permitted by SFAS No. 123, Accounting for Stock-Based Compensation, the Company accounted for share-based payments to employees in accordance with Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, utilizing the intrinsic value method. Therefore, the Company did not recognize compensation cost for employee and director stock options because there was no intrinsic value. SFAS No. 123(R) allows companies to choose one of two transition methods: the modified prospective transition method or the modified retrospective transition method.

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

Prior to April 1, 2006, the Company accounted for its stock-based compensation plans using the intrinsic value method prescribed in APB No. 25. Accordingly, compensation cost for stock options, if any, was measured at the excess of the quoted market price of the Company’s stock on the date of grant over the amount an employee must pay to acquire the stock. SFAS No. 123(R) established accounting and disclosure requirements using a fair-value based method of accounting for stock-based employee compensation plans.

LASERCARD CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The 2004 Equity Incentive Compensation Plan (the “2004 Plan”): the 2004 Plan provides for the grant of restricted share awards, options, stock units and stock appreciation rights, any of which may or may not require the satisfaction of performance objectives, with respect to shares of the Company's common stock to directors, officers, employees and consultants of the Company and its subsidiaries.  The exercise price of stock options may not be less than 100% of the fair market value of the common stock as of the date of grant (110% of the fair market value if the grant is of an incentive stock option to an employee who owns more than 10% of the total combined voting power of all classes of the Company’s capital stock).  Options granted may not be exercised more than ten years after the date of grant (five years after the date of grant if the grant is an incentive stock option to an employee who owns more than 10% of the total combined voting power of all classes of the Company’s capital stock). The Board of Directors specifies the term of options (prior to fiscal year 2006 typically ten years and thereafter typically seven years) and the vesting schedule for when options, other than market price options described below, become exercisable, is generally 25% after one year and 6.25% quarterly for the next three years.

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

During the nine-month period ended December 31, 2008, the Company granted its new chief executive officer and his staff non-statutory stock options (the “Market-Based Option”) to purchase a total of 715,000 shares of Common Stock with an exercise price of $7.12 and $4.84 per share, respectively, which was market price at the date of grant.  The Market-Based Options have a term of ten years and vest if, prior to five years from the Grant date, the closing trading price of Common Stock for twenty consecutive days is greater than or equal to $10, $13, $16, $19, and $22 per share with different vesting points. For the Market Based Options and options granted to Company officers with similar vesting schedules, the Company has used the Lattice-model with the stated assumptions to value the stock-based employee compensation expenses.

The following assumptions were utilized to estimate the fair value of the Company’s stock option awards during the nine-month periods ended December 31, 2008 and 2007:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2008	2007	2008	2007
Expected stock price volatility	55%	55%	55%	55%
Risk-free interest rates	2.44% - 3.35%	3.62%	2.44% - 3.35%	3.62% to 4.93%
Expected life of options	4.4 - 5 years	4.4 - 5 years	4.4 - 5 years	4.4 - 5 years
Expected annual dividends	―	―	―	―

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

LASERCARD CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

With the adoption of SFAS No. 123(R), the Company recorded stock-based employee compensation expense related to stock options, restricted stock units, and restricted shares net of estimated forfeitures in its condensed consolidated statements of operations allocated as follows (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2008	2007	2008	2007
Cost of sales	$187	$105	$482	$244
Selling, general and administrative expense (excludes ESPP)	408	487	1,097	1,083
Research and development expense	25	69	96	190

Stock-based compensation expense before income tax	620	661	1,675	1,517
Less: income tax benefit	―	―	―	―
Net stock-based compensation expense after income tax	$620	$661	1,675	$1,517

The Company did not capitalize any such costs in the condensed consolidated balance sheets other than in the general overhead pool for inventory costs.

The following table lists stock option activity for the nine-month period ended December 31, 2008 (in thousands, except for weighted average exercise price):

	2008
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
	(shares in thousands)

Outstanding at March 31, 2008	2,152	$12.75
Granted	1,049	$6.09
Exercised	–	$0.00
Canceled	594	$13.13
Outstanding at December 31, 2008	2,607	$9.99	6.3
Options vested and exercisable at end of year	1,233	$12.87	4.1

The weighted-average grant-date fair value per share of options granted during the nine-month period ended December 31, 2008 and 2007 were $3.03 and $6.79, respectively.

Restricted Shares and Restricted Stock Units: Beginning September 21, 2007, restricted shares and restricted stock units were awarded to certain Company employees and directors under the provisions of the 2004 Plan.  These shares and units are subject to time-based vesting provisions, and were awarded at no cost to the recipients, and cannot be sold, assigned, transferred, or pledged during the restriction period. Recipients of the restricted shares have the right to vote such shares and receive dividends, whereas the recipients of restricted stock units do not have these same rights.

On June 2, 2008, the Company’s CEO was granted 20,000 restricted shares (the “Restricted Stock”) outside the 2004 Plan at no charge to the CEO. The Restricted Stock vests over four years, with vesting to be 25% on each of the first four one-year anniversaries of June 2, 2008. The Company committed to register the Restricted Stock with the SEC on Form S-8 since they were issued outside of the 2004 Plan in compliance Nasdaq Rule No. 4350(i)(1)(A). On September 19, 2008, restricted shares were awarded to directors of the Company.  For directors, the restricted shares will vest in full on the eleventh month after the date of their award.  The fair value of restricted shares, including the Restricted Stock, at the time of the award is expensed on a straight-line basis, primarily in selling, general and administrative expenses over the vesting period.

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

The following table lists restricted stock unit activity for the nine-month period ended December 31, 2008, (in thousands):

2008
Number of Shares

Outstanding at March 31, 2008	81
Granted	58
Exercised	(18)
Canceled	(9)
Outstanding at December 31, 2008	112

As of December 31, 2008, about $4.8 million of total unrecognized compensation costs related to unvested stock options, restricted share awards and restricted stock units is expected to be recognized over the remaining vesting period through August 31, 2012  As of December 31, 2007, there was approximately $5.2 million of total unrecognized compensation costs related to unvested share-based compensation arrangements expected to be recognized over the remaining vesting period through December 31, 2010.

The Company recorded no income tax benefit on stock-based compensation expense for the three and nine-month periods ended December 31, 2008 and 2007, as the Company has cumulative operating loss carryforwards, for which a full valuation allowance has been established.

The FSP No. 123R-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards, requires an entity to follow either the transition guidance for the additional-paid-in-capital (“APIC”) pool as prescribed in SFAS No. 123(R) or the alternative transition method described in FSP No. 123R-3. An entity that adopts SFAS No. 123(R) using the modified prospective application may make a one-time election to adopt the transition method described in the FSP No. 123R-3, and may take up to one year from the latter of its initial adoption of SFAS No. 123(R) or the effective date of the FSP No. 123R-3 to evaluate the available transition alternatives and make its one-time election. The Company has elected to use the simplified method provided for in FSP FAS 123R-3 to calculate its APIC pool effective April 1, 2007. The adoption of the FSP did not have a material impact on its consolidated financial position, results of operations or cash flows.

Employee Stock Purchase Plan.  The Company has an Employee Stock Purchase Plan (the “ESPP”), under which 49,841 and 103,386 shares were reserved as of December 31, 2008 and 2007, respectively, for future purchases by employees. Under the ESPP, eligible employees may designate from 2% to 6% of their compensation to be withheld for the purchase of shares of common stock at 67% of the average price over the three-day period prior to the purchase date.  Under the ESPP, employees purchased 44,344 shares during the nine-month period ended December 31, 2008. The weighted average purchase price per share was $3.89 and the weighted average market price per share for shares purchased was $5.77 during the nine-month period ended December 31, 2008. During the nine-month period ended December 31, 2007, employees purchased 27,713 shares with a weighted average purchase price per share of $7.19 and a weighted average market price per share for shares purchased of $10.58. The differential between fair market value and the average price of the shares sold under the ESPP is charged to operations as a compensation expense and is taxed to the employee as income.  The stock-based compensation expense of approximately $17,000 and $76,000 relating to the ESPP was included in the Company’s condensed consolidated statements of operations in selling, general and administrative expenses during the three and nine-month periods ended December 31, 2008, respectively. The stock-based compensation expense of approximately $40,000 and $95,000 relating to the ESPP was included in the Company’s condensed consolidated statements of operations in selling, general and administrative expenses during the three and nine-month periods ended December 31, 2007, respectively.

LASERCARD CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(24.) Income Taxes.  Income taxes are accounted for in accordance with FASB Statement No. 109, Accounting for Income Taxes, which requires the use of the asset and liability method.  Under this method, deferred tax assets and liabilities are determined based upon the differences between the financial reporting and the tax bases of assets and liabilities and are measured using enacted tax rules and laws that are anticipated to be in effect when the differences are expected to reverse.  The Company’s net deferred tax assets are reduced by a valuation allowance to the extent that realization of the related deferred tax asset is not assured.  The Company has recorded a valuation allowance for the full amount of its calculated deferred tax asset as of December 31, 2008 and March 31, 2008.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”).  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the Company’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes.  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  The evaluation of a tax position in accordance with FIN 48 is a two-step process.  The first step is recognition: The Company determines whether it is “more-likely-than-not” that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position.  In evaluating whether a tax position has met the “more-likely-than-not” recognition threshold, the Company presumes that the position will be examined by the appropriate taxing authority that would have full knowledge of all relevant information.  The second step is measurement: A tax position that meets the “more-likely-than-not” recognition threshold is measured to determine the amount of benefit to recognize in the financial statements.  The tax position is measured at the largest amount of benefit that is greater than fifty percent likely to be realized upon ultimate settlement.  FIN 48 is effective for fiscal years beginning after December 15, 2006, which for the Company was the fiscal year commencing on April 1, 2007.  Upon adoption of FIN 48 on April 1, 2007, the Company recognized a cumulative effect adjustment of $62,000, decreasing its income tax liability for unrecognized tax benefits, and decreasing the March 31, 2007 accumulated deficit balance.

(25) Comprehensive Income (Loss).  Under SFAS No. 130, Reporting Comprehensive Income, comprehensive income (loss) is defined as the changes in equity of an enterprise except for those resulting from stockholders’ transactions. For the three and nine-month periods ended December 31, 2008 and 2007, comprehensive income (loss) is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2008	2007	2008	2007
Net loss	$(849)	$(1,080)	$(1,884)	$(3,938)
Net change in cumulative foreign
Currency transaction adjustments	124	(23)	(65)	3
Reversal of unrealized loss associated with transfer of securities to trading	1,122	-	625	-
Comprehensive income (loss)	$397	$(1,103)	$(1,324)	$(3,935)

LASERCARD CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(26.) Recent Accounting Pronouncements: In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures significant aspects of a business combination in its financial statements. Under SFAS No. 141(R), acquisition costs will generally be expensed as incurred; noncontrolling interests will be valued at fair value on the acquisition date; in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. SFAS No. 141(R) amends SFAS No. 109, “Accounting for Income Taxes,” such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of SFAS No. 141(R) would also apply the provisions of SFAS No. 141(R). SFAS No. 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. Early adoption of SFAS No. 141(R) is not permitted. SFAS No. 141(R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. The Company will assess the potential impact of the adoption of SFAS 141(R) if and when a future acquisition occurs.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51” (“SFAS No. 160”). SFAS No. 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS No. 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. The Company will be required to adopt SFAS No. 160 on or after the beginning of the first annual period subsequent to December 15, 2008. The Company is currently evaluating the requirements of SFAS No. 160 and does not believe that its adoption will have a material impact, if any, on its consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. SFAS No. 161 applies to all derivative instruments within the scope of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as well as related hedged items, bifurcated derivatives, and nonderivative instruments that are designated and qualify as hedging instruments. SFAS No. 161 establishes principles and requirements for how an entity identifies derivative instruments and related hedged items that affect its financial position, financial performance, and cash flows. SFAS No. 161 also establishes disclosure requirements that the fair values of derivative instruments and their gains and losses are disclosed in a tabular format, that derivative features which are credit-risk related be disclosed to provide clarification to an entity’s liquidity and cross-referencing within footnotes. The Company will be required to adopt SFAS No. 160 on or after the beginning of the first annual period subsequent to December 15, 2008.  The Company is currently evaluating the requirements of SFAS No. 161 and has not yet determined the impact of its adoption on its consolidated financial statements.

In April 2008, the FASB issued FSP No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP No. 142-3”). FSP No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). The objective of FSP No. 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R), and other accounting principles. FSP No. 142-3 applies to all intangible assets, whether acquired in a business combination or otherwise, and early adoption is prohibited. The Company will be required to adopt FSP No. 142-3 in the first quarter of fiscal year 2010. The Company is currently evaluating the requirements of FSP No. 142-3 and has not yet determined the impact of its adoption on its consolidated financial statements.

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

LASERCARD CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

3. Net Loss per Share

Basic net loss per share and diluted net loss per share was computed by dividing net loss by the weighted average number of shares of common stock outstanding during the three-month period ended December 31, 2008 and 2007, respectively.

The reconciliation of the denominators of the basic and diluted net loss per share computation for the three and nine-month periods ended December 31, 2008 and 2007 is shown in the following table (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2008	2007	2008	2007

Net loss	$(849)	$(1,080)	$(1,884)	$(3,938)

Basic net loss per share:
Weighted average common shares outstanding	12,085	11,971	12,035	11,912

Basic net loss per share	$(0.07)	$(0.09)	$(0.16)	$(0.33)

Diluted net loss per share:
Weighted average common shares outstanding	12,085	11,971	12,035	11,912
Weighted average common stock equivalent outstanding	—	—	—	—
Weighted average common shares and common stock
equivalents outstanding	12,085	11,971	12,035	11,912

Diluted net loss per share	$(0.07)	$(0.09)	$(0.16)	$(0.33)

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

The accounting policies used to derive reportable segment results are the same as those described in the “Summary of Significant Accounting Policies.”  Resources are allocated to the optical memory card and drive, system and enabling services segments in a manner that optimizes optical memory card revenues and to the specialty card and printers segment in a manner that optimizes consolidated income as determined by the chief operating decision maker. Segment revenues are comprised of sales to external customers.  During the three and nine-month periods ended December 31, 2008, there was approximately $0.1 million of intersegment revenue. There were no inter-segment sales or transfers during the three and nine-month periods ended December 31, 2007. Segment gross profit (loss) includes all segment revenues less the related cost of sales.  Accounts receivable, cash, deferred income taxes, prepaid expenses, fixed assets and inventory are not separately reported by segment to the chief operating decision maker.  Therefore, the amount of assets by segment is not meaningful.  All of the Company’s long-lived assets are attributable to the United States except for $2.4 million at December 31, 2008 and $3.3 million at March 31, 2008 that are located in Germany. The decrease in long-lived assets at December 31, 2008 as compared with March 31, 2008 is largely due to the impact of the foreign exchange rates.

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

LASERCARD CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The table below presents information for optical memory cards, drives, systems and enabling services, and specialty cards and card printers and a reconciliation of segment results to amounts included in the Company’s condensed consolidated financial statements for the three and nine-month periods ended December 31, 2008 and 2007 (in thousands):

	T h r e e M o n t h s E n d e d D e c e m b e r 3 1 , 2 0 0 8

		Drives,
	Optical	Systems &	Specialty
	Memory	Enabling	Cards &	Segment
	Cards	Services	Printers	Total	Intersegment	Other (a)	Total
Revenues	$5,984	$738	$4,297	$11,019	$(113)	$-	$10,906
Cost of sales	3,203	885	3,339	7,427	(113)	-	7,314
Gross profit (loss)	2,781	(147)	958	3,592	-	-	3,592
Depreciation and
amortization expenses	425	29	80	534	-	183	717

	T h r e e M o n t h s E n d e d D e c e m b e r 3 1 , 2 0 0 7

		Drives,
	Optical	Systems &	Specialty
	Memory	Enabling	Cards &	Segment
	Cards	Services	Printers	Total	Intersegment	Other (a)	Total
Revenues	$7,924	$174	$3,061	$11,159	$-	$-	$11,159
Cost of sales	4,656	392	2,622	7,670	-	-	7,670
Gross profit (loss)	3,268	(218)	439	3,489	-	-	3,489
Depreciation and
amortization expenses	469	46	80	595	-	165	760

	N i n e M o n t h s E n d e d D e c e m b e r 3 1 , 2 0 0 8

		Drives,
	Optical	Systems &	Specialty
	Memory	Enabling	Cards &	Segment
	Cards	Services	Printers	Total	Intersegment	Other (a)	Total
Revenues	$20,520	$2,831	$11,857	$35,208	$(113)	$-	$35,095
Cost of sales	11,939	2,915	8,730	23,584	(113)	-	23,471
Gross profit (loss)	8,581	(84)	3,127	11,624	-	-	11,624
Depreciation and
amortization expenses	1,267	122	265	1,654	-	506	2,160

	N i n e M o n t h s E n d e d D e c e m b e r 3 1 , 2 0 0 7

		Drives,
	Optical	Systems &	Specialty
	Memory	Enabling	Cards &	Segment
	Cards	Services	Printers	Total	Intersegment	Other (a)	Total
Revenues	$19,178	$1,261	$9,314	$29,753	$-	$-	$29,753
Cost of sales	12,087	1,813	7,514	21,414	-	-	21,414
Gross profit (loss)	7,091	(552)	1,800	8,339	-	-	8,339
Depreciation and
amortization expenses	1,373	139	234	1,746	-	480	2,226

(a)	Other depreciation and amortization expenses represent amounts charged to selling, general and administrative expenses and research and development expenses.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the Company's financial condition, results of operations and critical accounting policies should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this Form 10-Q Report and the consolidated financial statements and notes thereto for the fiscal year ended March 31, 2008, included in the 2008 Form 10-K.

FORWARD-LOOKING STATEMENTS

All statements contained in this report that are not historical facts are forward-looking statements.  The forward-looking statements in this report are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  They are not historical facts or guarantees of future performance or events. Rather, they are based on current expectations, estimates, beliefs, assumptions, and goals and objectives and are subject to uncertainties that are difficult to predict.  As a result, our actual results may differ materially from the statements made.  Often such statements can be identified by their use of words such as “may,” “will,” “intends,” “plans,” “believes,” “anticipates,” “visualizes,” “expects,” and “estimates” Or similar language.  Forward-looking statements made in this report include statements regarding our beliefs as to current and potential market segments, customers, and applications for and deployment of our products; the advantages of, potential income from, and duties to be performed under the sale of a second-source card manufacturing license to Prevent Global; our expectation that the optical memory card license and factory equipment project for Prevent Global will be completed within twelve months of December 31, 2008; our expectations as to production quantities, delivery rates and requested and actual delivery schedule, backlog, revenue, and revenue potential for our products for U.S. or foreign government ID card programs at various future times, including at full implementation; plans to increase card production capacity for anticipated increases in orders including possibly $0.4 million in capital equipment and leasehold improvements during the next three months; and expecting growth of less than 10% in the specialty card and printer segment and expecting negative gross profit from the drive, system and enabling services market; our ability to obtain photographic film from Kodak; our intent to pursue patent infringers by litigation, arbitration, or negotiation and the outcome of such actions; the need for, expected success of, and potential benefits from our research and development effort; expectations regarding the continuation of various ID card programs and regarding revenues (overall and by segment and by customer), margins, and our profit (including likely losses in the future if full implementation of the Italian program is further delayed); our expectation that R&D expenses will be $350,000 in the fourth quarter; our plan to expand our Enabling Services business; our plans regarding the growth and associated capital costs of expanding optical card production capacity; estimates that revenues and advance payments will be sufficient to generate cash from operating activities during fiscal 2009 and 2010 and fund our actual capital expenditures despite expected quarterly fluctuations; expectations regarding market growth, product demand, and continuation of current programs; our long-term revenue growth objectives and drive pricing strategy; our projected liquidity in light of the issues surrounding our investments in ARSs and our ability to secure more contracts; and our belief as to the credit quality of our ARSs and the changes in the fair value of these securities and our belief that the Put Option will not significantly impact our future earnings.

These forward-looking statements are based upon our assumptions about and assessment of the future, which may or may not prove true, and involve a number of risks and uncertainties including, but not limited to, whether there is a market for cards for homeland security in the U.S. and abroad, and if so whether such market will utilize optical memory cards as opposed to other technology; customer concentration and reliance on continued U.S., Saudi Arabian,  government business and potential Angolan and Italian business; risks associated with doing business in and with foreign countries; whether we will be successful in assisting Prevent Global with factory startup and training; whether Prevent Global will obtain the financial resources to make the balance of its required payments to us and to operate the facility; whether the facility will efficiently produce high quality optical memory cards in volume and that meet our standards; lengthy sales cycles and changes in and dependence on government policy-making; reliance on value-added resellers and system integrators to generate sales, perform customer system integration, develop application software, integrate optical card systems with other technologies, test products, and work with governments to implement card programs; risks and difficulties associated with development, manufacture, and deployment of optical cards, drives, and systems; our ability or our customers’ ability to initiate and develop new programs utilizing our card products; risks and difficulties associated with development, manufacture, and deployment of optical cards, drives, and systems; potential manufacturing difficulties and complications associated with increasing manufacturing capacity of cards and drives, implementing new manufacturing processes, and outsourcing manufacturing; our ability to produce and sell read/write drives in volume; the unpredictability of customer demand for products and customer issuance and release of corresponding orders; government rights to withhold order releases, reduce the quantities released, and extend shipment dates; the impact of technological advances, general economic trends, and competitive products; the impact of changes in the design of the cards; and the possibility that optical memory cards will not be purchased for the full implementation of card programs in Italy, the Kingdom of Saudi Arabia and India, or for Department of Homeland Security (DHS) programs in the U.S., or will not be selected for other government programs in the U.S. and abroad; whether we will be successful in developing alternative optical recording media; whether UBS AG will provide us with a credit line until it purchases our ARSs, and the risks set forth in the section entitled “Risk Factors” and elsewhere in this report; and other risks detailed from time to time in our SEC filings.  These forward-looking statements speak only as to the date of this report, and, except as required by law, we undertake no obligation to publicly release updates or revisions to these statements whether as a result of new information, future events, or otherwise.

CRITICAL ACCOUNTING POLICIES

The preparation of condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, sales and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to bad debts, inventories, intangible assets, income taxes, restructurings, pensions and other post-retirement benefits, stock-based compensation, warranty costs, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Critical accounting policies are those policies that affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements. We believe our critical accounting policies include our policies regarding revenue recognition, allowances for doubtful accounts, inventory valuation, business combinations, value of long-lived assets, including intangibles, employee compensation and benefits, restructuring activities, gains or losses on dispositions and income taxes. For a more detailed discussion of our critical accounting policies, please refer to the 2008 Form 10-K.

RESULTS OF OPERATIONS

Overview

Headquartered in Mountain View, California, LaserCard Corporation, together with its subsidiaries, is a leading provider of secure ID solutions to governments and commercial clients worldwide. We develop, manufacture, and integrate LaserCard® optical memory cards, encoders, peripherals, smart and specialty cards, biometrics, and modular software.  Our cards and systems are used in various applications, including citizen identification, border security, government service delivery and facility access.  Our cards and systems are used in countries around the world, including the United States, Canada, Italy, India and the Kingdom of Saudi Arabia, for demanding applications including border security, government service provision and facility access. LaserCard’s wholly-owned German subsidiary, Challenge Card Design Plastikkarten GmbH (CCD), with offices in Rastede and Ratingen, Germany, manufactures and offers a wide range of high quality specialty cards, plus card personalization and ID management solutions under the CCD and Cards & More brands.

We sell our products and services through partners such as value added resellers (VARs) and system integrators (SIs) who generally have specific experience in the development of markets and applications for LaserCard products.  We have sales staff located in California, the Washington D.C. area, and Germany, whose principal role is developing and supporting our VAR and SI reseller channel.

Our revenues are derived mainly from advanced technology cards used in government identity programs, such as optical memory, contact, contactless and RFID cards, and from high quality specialty cards for applications such as major event badging and access control. The remainder of our revenues come from a variety of activities including the sale of enabling services, such as consulting, custom application development and the integration of ID Management Solution modules, such as data capture, card personalization and quality assurance; and from card factory design and equipment sales, knowledge transfer and licensing.

Our reseller partners generally add value in the form of application software development, system integration, installation, training and support services. We are continuing our program to recruit new VARs and SIs in strategically important markets.

The table below presents condensed consolidated revenues recorded by our U.S. and German operations (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2008	2007	2008	2007
U.S. operations	$6,609	$8,098	$23,238	$20,438
German operations	4,297	3,061	11,857	9,315
	$10,906	$11,159	$35,095	$29,753

Revenues recorded by our U.S. operations are generally derived from a small number of government customers located throughout the world.  Revenues recorded by our German operations are generally from a relatively large number of commercial customers in Germany and the rest of Europe, the Middle East and Africa, or EMEA region.

We emphasize selling secure credentials into government programs for individual identification.  We offer a range of products including cards that contain magnetic stripe, contactless RFID (Radio Frequency Identification), contact IC (Integrated Circuit) chip, optical memory, holograms, biometric identification, or a combination of such features.  This allows us to sell to a wide range of customers around the world.

Optical memory cards are a proprietary product of LaserCard for which we hold 21 U.S. patents.  In addition, we have years of know-how in the manufacture and use of cards, encoding devices, read/write drives, systems, enabling services and software.  This provides a basis for highly leveraged contribution margins in the optical memory card segment.  Therefore, our strategy is to sell all card technologies with a goal to upgrade programs to optical memory when possible.

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

We provide Enabling Services as a strategy to promote card sales.  Examples include the furnishing of equipment, training and management of a card issuance system for the Kingdom of Saudi Arabia national ID card program, and a complete data collection, data base, and card issuing system for the Costa Rica Foreign Resident Card program and the National ID Card program in Angola.

The major near term growth potential for LaserCard optical memory cards is in government-sponsored identification programs in several countries.  Since governmental card programs typically rely on policy-making, which in turn is subject to technical requirements, budget approvals, and political considerations, there is no assurance that these programs will be implemented as expected, that they will include optical cards or our products.

Our principal strategies for long-term revenue growth are to:

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

Currently our optical memory card segment revenues are mainly derived from the following programs; the U.S. Department of Homeland Security (DHS) Permanent Resident Card (Green Card) program, the Canadian government Permanent Resident Card program, a National ID Card for the Kingdom of Saudi Arabia, three state-level vehicle registration card program in India, a Foreign Resident ID Card program in Italy, and the Foreign Resident ID card program in Costa Rica.  Also there are emerging programs such as the National Citizen ID Card program in Italy, a government agency card program in Italy, and the recently announced National ID Card program in Angola.

Our largest government card programs are shown below as a percentage of total revenues:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2008	2007	2008	2007
National ID Cards in the Kingdom of Saudi Arabia	25%	38%	22%	29%
U.S. Green Cards	20%	8%	18%	17%
National ID Card in Angola	17%	—	<10%	—
Vehicle Registration in India	<10%	12%	10%	<10%

In January, 2009, we received a purchase order of approximately $8 million for the supply of new advanced U.S. Permanent Resident Cards (the “Green Card”).  The order calls for deliveries to commence in March 2009 and be completed by October 2009.

In January, 2009, we received a follow-on purchase order valued at $5.4 million for the National ID card program in the Kingdom of Saudi Arabia.  Deliveries are scheduled to begin in the quarter ending March 31, 2009 and are scheduled to be completed in the quarter ending June 30, 2009.

In January 2008, the government of Angola announced a contract award to DGM-Sistemas (“DGM”), of Luanda, Angola, for the delivery of a complete ID management system.  The contract calls for an initial 8 million optical memory cards for the country’s new national citizen ID program to be issued as the infrastructure is built. Up to an additional 12 million cards could be issued later.  We teamed with DGM as the exclusive supplier of cards for the project.  Other team members include Unisys Corporation (NYSE: UIS) which is responsible for systems integration and our value-added reseller, Identicard S.A. of Portugal, which developed the system architecture.  The DGM bid includes $103 million of products and services to be provided by LaserCard including optical memory cards, card personalization systems, and printer consumables under a five-year subcontract.  On October 30, 2008 we announced the receipt of purchase orders totaling $11.6 million for the Angola national citizen ID program.  These orders were preceded by advance payments in the amount of $5.8 million received in July 2008, representing fifty percent (50%) of the value of an order for cards, printers, encoders and consumables.  We recorded revenue of approximately $2 million for card personalization equipment during the three and nine-month periods ended December 31, 2008. Our backlog at December 31, 2008 for this order includes $8.8 million for optical memory cards and approximately $0.8 million for hardware and consumables.

We may invest up to $0.4 million in additional capital equipment and leasehold improvement expenditures for optical memory card and specialty card production capacity and manufacturing enhancement at our facilities through March 31, 2009, as more fully discussed under “Liquidity and Capital Resources.”

Revenues

Segment Revenues.  Our total revenues consisted of sales in our three segments of (1) optical memory cards, (2) drives, systems and enabling services, and (3) specialty cards and card printers, as well as, at times, other miscellaneous items.  Revenues for the three and nine-month periods ended December 31, 2008 were $10.9 million and $35.1 million, respectively. Revenues for the three and nine-month periods ended December 31, 2007 were $11.2 million and $29.8 million, respectively.

The following table presents our consolidated revenues by segment (in thousands, except for percentages):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2008	2007	2008	2007
Optical memory cards	$5,984	$7,924	$20,520	$19,178
% of total revenues	55%	71%	58%	64%

Optical cards drives, systems and enabling services	738	174	2,831	1,261
% of total revenues	7%	2%	8%	4%

Specialty cards and card printers	4,297	3,061	11,857	9,314
% of total revenues	39%	27%	34%	31%

Elimination of Intersegment revenue	(113)	-	(113)	-
% of total revenues	-1%	N/A	<1%	N/A

Total revenues	$10,906	$11,159	$35,095	$29,753

The following table presents our optical memory card, revenues by major program (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2008	2007	2008	2007
National ID Cards in the Kingdom of Saudi Arabia	$2,623	$4,105	$7,078	$7,650
U.S. Green Cards	1,999	855	6,272	5,055
Vehicle Registration in India	611	1,375	3,402	2,609
Foreign Resident ID Cards in Costa Rica	703	-	1,439	-

Optical memory cards revenues decreased for the three-month period ended December 31, 2008 by 24% as compared with the three-month period ended December 31, 2007 due to a 41% decrease in card unit volume. There was a slight increase in average selling price due partially to offset third party commissions on new programs. Optical memory cards revenues increased by 6% for the nine-month period ended December 31, 2008 as compared with the nine-month period ended December 31, 2007 due to an increase in average selling price caused by product mix.

Revenues in the drives, systems and enabling services segment increased $0.6 million for the three-month period ended December 31, 2008 as compared with the three-month period ended December 31, 2007 due to an increase in unit volume.  The $1.6 million increase in the nine-month period ended December 31, 2008 as compared with the same period last year was due to increased unit volume and services revenue recorded on a contract for Costa Rica.

Specialty cards and card printers revenues were approximately $4.3 million for the three-month period ended December 31, 2008 or an increase of 40% from the $3.1 million for the three-month period ended December 31, 2007, due to an increase in sales of $1.6 million mainly for the Angola ID Card program partially offset by $0.4 million due to the decrease in the Euro/Dollar exchange rates.  Specialty cards and card printers revenues of approximately $11.9 million for the nine-month period ended December 31, 2008 increased 27% from the $9.3 million for the nine-month period ended December 31, 2007, due to an increase in sales of $2 million and $0.5 million attributable to a favorable effect of Euro/Dollar exchange rates.  We anticipate further deliveries of card issuing systems for Angola in the amount of $0.8 million over the remainder of the current fiscal year; however, the weakening world economy will probably have a negative effect on some portions of the specialty cards and card printers segment.

Backlog

Some of our customers generally place orders for a period of several months to a year or more, and others place orders for immediate or fast turn delivery.  Variations in order placement from a single customer can materially affect backlog.  As a result, the relative size of our backlog has not been a reliable indicator of future revenues trends.

Gross Margin

The following table represents our gross margin in absolute dollar amount and as a percentage of revenue by segment (in thousands, except for percentages):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2008	2007	2008	2007
Optical memory cards	$2,781	$3,268	$8,581	$7,091
% of optical memory card revenues	46%	41%	42%	37%

Optical cards drives, systems and enabling services	(147)	(218)	(84)	(552)
% of optical card drives, systems and enabling services revenues	NM	NM	NM	NM

Specialty cards and card printers	958	439	3,127	1,800
% of specialty cards and card printers revenues	22%	14%	26%	19%
Total gross margin	$3,592	$3,489	$11,624	$8,339
% of total gross revenues	33%	31%	33%	28%

Optical Memory Cards.  Optical memory card gross margin can vary significantly based upon changes in average selling price, production and sales volumes, mix of card types, production efficiency and yields, and changes in fixed costs.  Production unit volume greatly affects gross margin due to the absorption of fixed manufacturing costs.  Optical memory card gross margin increased by 5 percentage points to 46% for the three-month period ended December 31, 2008 as compared with 41% for the three-month period ended December 31, 2007.  The increase was due mainly to an increase in average selling price due partially to offset third party commissions included in the selling price.  These commissions are recorded in selling, general and administration expense.  Optical memory card gross margin of 42% for the nine-month period ended December 31, 2008 increased by 5 percentage points as compared with the 37% gross margin for the nine-month period ended December 31, 2007 and was mainly due to an increase in average selling price.

Drives, Systems and Enabling Services.  We do not anticipate that we will derive significant profits in the near term on drives sales as prices are set near the manufacturing cost in order to promote optical memory card sales.  Except for the quarter ended June 30, 2008, drives, systems and enabling services gross margin has been negative over the past three years, inclusive of fixed overhead costs, due to low sales volume and our policy to price drives close to manufacturing cost to promote card sales.  This segment also includes enabling services, which also have lower margins than optical memory cards. Although the gross margin improved slightly with increased sales during the three-month period ended December 31, 2008 as compared with the three-month ended December 31, 2007, the increased costs due to the reallocation of resources with the associated overhead expenses in the amount of approximately about $0.2 for the implementation of enabling services capabilities resulted in a lower gross margin. This is expected to continue until and if enabling services revenues increase.  During the nine-month period ended December 31, 2008, gross margin has improved by $0.5 million due to increased sales of approximately $1.7 million in enabling services revenue mainly from the Foreign Resident ID Card program in Costa Rica.  There was a non-cash charge of approximately $0.1 million for obsolete inventory reserve, a $0.2 write-off of obsolete tooling, and increased overhead of $0.2 million due to the reallocation of resources.

Specialty Cards and Card Printers.  The gross margin on specialty cards and card printers was 22% for the three-month period ended December 31, 2008 compared with 14% for the three-month period ended December 31, 2007 due to an increase of sales of higher margin card personalization systems, a decrease of lower margin card printer distribution sales, all partially offset by decreases in selling prices for specialty cards.  The gross margin on specialty cards and card printers was 26% for the nine-month period ended December 31, 2008 compared with 19% for the nine-month period ended December 31, 2007 due to an increase of sales of higher margin card personalization systems and high value card printers.  We anticipate continued pressure on selling prices for specialty cards leading to a continuation of lower margins in this segment unless offset by the continuation of increased revenues of the higher value printer and systems products.

Operating Expenses

The following table presents operating expenses for the three-month periods ended December 31, 2008 and 2007 (in thousands, except for percentage):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2008	2007	2008	2007
Selling, general and administrative expenses	$3,950	$4,056	$11,437	$10,826
Percent of change from prior year	(3%)		6%

Research and development expenses	$286	$719	$1,974	$2,212
Percent of change from prior year	(60%)		(11%)

Selling, General, and Administrative Expenses (SG&A).  SG&A expenses decreased by $0.1 million, or 3% during the three-month period ended December 31, 2008 as compared with the three-month period ended December 31, 2007.  Selling and marketing expenses increased $0.4 million mainly due to a $0.7 million increase in sales commissions partially offset by a $0.3 million decrease in consulting.  The commission expenses relate to new programs. General and administrative expenses decreased $0.5 million due to a $0.2 million severance payment expense in 2007 and decreases in consulting and professional services, travel and 123(R) expenses.  The increase of $0.6 million or 6% during the nine-month period ended December 31, 2008 as compared with the nine-month period ended December 31, 2007 was mainly due to the increase of $0.9 million in sales commission expenses partially offset by decreases in consulting and professional services.

Research and Development Expenses (R&D).  R&D expenses decreased by $0.4 million or 60% and $0.2 million or 11% during the three and nine-month periods ended December 31, 2008 as compared with the three and nine-month periods ended December 31, 2007, respectively, due to a realignment of various R&D projects. We are continuing our effort to develop new optical memory card and non-optical card features and structures, including various composite card structures to allow the insertion of contactless chips with radio frequency (RF) capability, dual-interface (contact-contactless) with optical memory, OVD (optically variable device) products, and other market-driven requirements.  We are also performing optical media development to allow new form factors for more flexibility in card layouts and integrated security features; enhanced optical memory card read/write drives for both increased reliability and ease of use and integration; and new software products and services in an effort to provide new products that can stimulate optical memory card sales growth.  We anticipate that these ongoing research and development efforts should result in enhanced card features and capabilities and drives with advanced security features and/or lower manufacturing costs; however, there is no assurance that such product development effort will be successful.  These features are important for our existing and future optical memory card markets.  During the September quarter we made reductions in R&D consistent with a ‘milestone’-based R&D strategy.  We anticipate R&D expenditures of about $350,000 next quarter.

Other Income (Expense), Net

The following table presents other income, net, for the three and nine-month periods ended December 31, 2008 and 2007 (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2008	2007	2008	2007
Interest income	$104	$243	$276	$689
Interest expense	(64)	(16)	(105)	(50)
Loss due to fair value of Investments	(205)	-	(205)	-
Other income (expense)	(54)	(2)	(60)	16
	$(219)	$225	$(94)	$655

Other Income (Expense), Net.  The decrease in interest income during the three and nine-month periods ended December 31, 2008 as compared with the three and nine-month periods ended December 31, 2007 was due to an 18% decrease in invested funds and a marked decline in interest rates from a weighted-average of 6.46% down to 1.93%.  The increase of interest expense during the three and nine-month periods ended December 31, 2008 as compared with the three and nine-month periods ended December 31, 2007 was due to the effects on premiums from our forward contracts.  The loss on fair value of the ARSs investment, net of gain on the fair value of the Put Option resulted in a $0.2 million non-cash charge during the three and nine-month periods ended December 31, 2008. We believe that if the assumptions that we used for UBS’ credit risk remain unchanged through June 30, 2010, we will recover this loss in future periods up to the quarter ended June 30, 2010. The other income and expense was caused by foreign exchange fluctuations during the three and nine-month periods ended December 31, 2008.

Income Taxes

The following table presents income taxes for the three and nine-month periods ended December 31, 2008 and 2007 (in thousands): [Missing Graphic Reference]

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2008	2007	2008	2007
Foreign income tax (benefit)	(14)	19	3	(106)
	$(14)	$19	$3	$(106)

Income Taxes. In the nine-month period ended December 31, 2007, we received a tax benefit due to the assimilation of the new reduction in tax rate based on our foreign subsidiary’s net loss.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes cash, cash equivalents and investments as of December 31, 2008 and March 31, 2008 (in thousands):

	December 31,	March 31,
	2008	2008
Cash and cash equivalents	$8,601	$5,583
Long-term investments in auction rate securities	$12,069	$12,875
Put option	$1,226	$-

The following table displays the sources and uses of cash by activity (in thousands):

	Nine Months Ended
	December 31,
	2008	2007
Net cash provided by (used in) operating activities	$2,161	$(1,297)
Net cash used in investing activities	$(2,485)	$(24)
Net cash provided by financing activities	$3,102	$630

The $2.2 million net cash provided by operating activities during the nine-month period ended December 31, 2008 was due to the $2.7 million provided from the net loss adjusted by the non-cash charges partially offset by $0.5 million used in operating assets and operating liabilities. Cash used in operating activities of $1.3 million for the nine-month period ended December 31, 2007 was due to changes in operating assets and in operating liabilities.

The $2.5 million cash used for investing activities in the nine-month period ended December 31, 2008 was mainly due to $2.4 million of capital asset expenditures.  Net cash provided by investing activities during the nine-month period ended December 31, 2007 was due to $1 million from net proceeds provided by our investments, offset by capital and patent expenditures of slightly over $1 million.

Net cash provided by financing activities for the nine-month period ended December 31, 2008 of $3.1 million, was primarily due to the $3 million drawn from the UBS credit line.  Net cash provided by financing activities during the nine-month period ended December 31, 2007 was $0.6 million, which primarily consisted of net proceeds from the sale of common stock under our employee stock plans.

We made capital equipment and leasehold improvement purchases of approximately $2.4 million during the nine-month period ended December 31, 2008 as compared with approximately $1 million during the nine-month period ended December 31, 2007.  We anticipate capital expenditures of approximately $0.4 million for remainder of the current fiscal year.

As of December 31, 2008, we held $13.5 million par value (with a fair value of approximately $12.1 million), of marketable securities consisting of ARSs that were classified as noncurrent assets in our condensed consolidated balance sheet. UBS has offered and we have accepted a “Rights” offering whereby UBS offered to purchase certain ARSs it placed, including those we hold, at par or face value.  As part of the offering, we obtained a line of credit in the amount of $8.7 million that is collateralized by the SLARSs of which $3 million was drawn in December 2008. Subsequent to December 2008, we drew down the balance of $5.7 million. Refer to Note 2, caption 8, Cash and Cash Equivalents, Short-term Investments and Long-term Investments of the condensed consolidated financial statement for further discussion of our noncurrent investments.

We believe that we have sufficient available cash to execute our business plan for fiscal year 2009 and our anticipated operations in fiscal year 2010 as we expect the estimated level of revenues and customer advance payments to be sufficient to generate cash from operating activities over the same period.  We expect to recover the par value of the ARSs based on our “Rights” agreement with UBS. Operating cash flows could be negatively impacted to a significant degree if our largest U.S. government program were to be delayed, reduced, canceled, or not extended; if the Angolan national ID card program does not materialize as planned internally; and if these programs are not replaced by other card orders or other sources of income.

Our agreement with the government of Costa Rica that was signed on December 20, 2007, required us to issue a completion bond of approximately $167,000, equivalent to 10% of the contract price.  We purchased a certificate of deposit representing the completion bond.  The bond will remain in effect for less than one year. At December 31, 2008, we had classified the restricted cash as current assets and at March 31, 2008, we had classified the restricted cash as noncurrent assets in our condensed consolidated balance sheets.

The optical memory card license and factory equipment project for Prevent Global/GIG is now expected to be completed within twelve months.  As a result, we have classified the deferred revenue and advance payments totaling $27.8 million for this project as current liabilities and the equipment held for resale to GIG valued at $7 million as current assets in the condensed consolidated balance sheet.  Deferred revenue and advance payments do not represent an obligation on our part to make a future cash payment; instead, we will recognize revenue equal to these current liabilities when the contract is completed.  The advance payments received are not refundable.  The classification of these large amounts as current assets and liabilities will affect our working capital and current ratio measures until the project is complete and the revenues and costs are recorded in the statement of operations.

CONTRACTUAL OBLIGATIONS:

The following table provides a summary of the effect on liquidity and cash flows from our contractual obligations as of December 31, 2008 (in thousands):

	Fiscal Year

	2009	2010	2011	2012	2013	Thereafter	Total

Non-cancelable operating leases	$262	$1,503	$1,536	$1,570	$1,562	$1,221	$7,654
Non-cancelable purchase orders	1,518	1,113	9	—	—	—	2,640
Net Borrowing on revolving credit with UBS (1)	3,000						3,000
Total	$4,780	$2,616	$1,545	$1,570	$1,562	$1,221	$13,294

(1) For the purposes of this table, the obligation has been calculated without interest obligations.

OFF-BALANCE SHEET ARRANGEMENTS

On December 11, 2008, we entered into a Credit Line Agreement (the “UBS Credit Line”) with UBS, pursuant to which we may borrow up to an aggregate of $8.7 million in the form of an uncommitted revolving line of credit, which is secured by the ARSs currently held by us. The credit line amount could vary if and when the ARS fair value changes.  The credit line amount will be reduced if and when portions of the ARS are sold.  The intent of the credit line is to provide a no-cost loan where the interest rate charged on the credit line is equal to the interest rate earned on the ARSs.  Variable rate advances under the UBS Credit Line will bear interest at a variable rate equal to the lesser of: (a) LIBOR, plus a percentage rate between 1.25% to 2.75%, depending on the amount of the advance, and (b) the then applicable weighted average rate of interest or dividend rate paid to us by the issuer of the ARSs, and in each case, such interest rate is subject to adjustment at any time and from time to time to reflect changes in the composition of the ARSs.  When calculating the weighted average interest rate, the interest rate paid to us with respect to the ARSs shall be deemed to be equal to, (i) for the period up to and including January 21, 2009, the applicable coupon rate(s) and (ii) from January 22, 2009 and thereafter, the then applicable Taxable SLARC Maximum Auction Rate for the Taxable SLARSs.

The UBS Credit Line also provides, among other things, that:

●	UBS may demand full or partial payment of the credit line at its sole discretion and without cause at any time; and

●
UBS may at any time in its sole discretion terminate and cancel the credit line; provided, however, that UBS is required to provide to us alternative financing on substantially similar terms, unless the demand right was exercised as a result of certain specified events or the customer relationship between UBS and LaserCard is terminated for cause by UBS.

On December 22, 2008, we borrowed approximately $3 million under the UBS Credit Line. Subsequent to December 2008, we drew down the balance of $5.7 million.

We had no off-balance sheet arrangements as of March 31, 2008.

RELATED-PARTY TRANSACTIONS

Since October 21, 2001, we have contracted with Wexler & Walker Public Policy Associates, a unit of Hill and Knowlton, Inc., (“Wexler”) to be lobbyists on behalf of us.  The Chairman of Wexler is Robert S. Walker, a brother of Walter F. Walker, member of our Board of Directors. The contract was terminated on December 1, 2008.

We paid Wexler $30,000 during the three-month period ended December 31, 2008 and $165,000 during the nine-month period ended December 31, 2008. For the three and nine-month periods ended December 31, 2007, we paid Wexler, $35,000 and $95,000, respectively. We have no other related-party transaction after December 31, 2008.

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

m	Commercial paper rated A1/P1 or debt instruments rated AAA, as rated by the major rating services
m	Can readily be sold for cash

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

As of December 31, 2008, we held $13.5 million par value (with a fair value of approximately $12.1 million), of marketable securities consisting of ARSs, that are structured with short-term interest rate reset dates of generally 28 to 35 days but with contractual maturities that can be well in excess of ten years.  Ninety-six and 3/10 percent (96.3%) of our investments represent SLARSs, of which 95% of principal and interest is guaranteed under the FFELP and AAA rated.  The remaining balance is privately financed and consisting of an over-collateralized pool of graduate student loans.  We believe that the credit quality of these securities is high based on these guarantees.  At the end of each reset period, we can sell or continue to hold the securities at par value. This auction process has historically provided a liquid market for ARSs.  In February 2008, however, auctions failed due to sell orders exceeding buy orders. The funds associated with failed auctions will not be accessible until a successful auction occurs, a buyer is found outside of the auction process, or the underlying securities have matured or are recalled by the issuer.  Given the disruptions in the credit markets and the fact that the liquidity for these types of securities remains uncertain, as of December 31, 2008 and March 31, 2008, we have classified all of our ARSs as noncurrent assets in our consolidated balance sheets as our ability to liquidate such securities in the next twelve (12) months is uncertain. As of March 31, 2008, we had $12.9 million of ARSs, net of $0.6 million of unrealized loss under “Accumulated Other Comprehensive Income” of the stockholders’ equity, accounted for as available-for-sale and classified as long-term securities. We held no short-term investments as of December 31, 2008 and March 31, 2008.  We continue to earn interest at the maximum contractual rate on the ARS. We entered into a Credit Line Agreement (the “UBS Credit Line”) with UBS, pursuant to which we may borrow up to an aggregate of $8.7 million in the form of an uncommitted revolving line of credit, which is secured by the ARSs currently held by us. The credit line amount could vary if and when the ARS fair value changes.  The credit line amount will be reduced if and when portions of the ARS are sold.  The intent of the credit line is to provide a no-cost loan where the interest rate charged on the credit line is equal to the interest rate earned on the ARSs.  Additional information regarding our investment portfolio is detailed in Note 2 to the condensed Consolidated Financial Statements for the period ended December 31, 2008.

Fair value fluctuation risk: At December 31, 2008, there was insufficient observable ARS market information available to determine the fair value of our ARS investments, or the Put Option. Therefore, in order to validate the fair value estimate of these securities, the Company incorporated assumptions such as credit quality or financial standing of the issuer, final stated maturities, estimates on the probability of the issue being called prior to final maturity, impact due to extended periods of maximum auction rates, liquidity risk premium, and broker quotes from independent valuators using widely accepted financial models.  Management believes that these are reasonable estimates reflecting the unique circumstances of the subject SLARS and the method of valuing the Put Option as forward contracts is reasonable.

The loss on fair value of the ARSs investment, net of gain on the fair value of the Put Option resulted in a $0.2 million non-cash charge during the three and nine-month periods ended December 31, 2008. We believe that if the assumptions that we used for UBS’ credit risk remain unchanged through June 30, 2010, we will recover this loss in future periods up to the quarter ended June 30, 2010.

The following summarizes investments at fair value (in thousands), weighted average yields and expected maturity dates:

	December 31, 2008		March 31, 2008
Auction rate securities, long-term	$13,500		$13,500
Gross unrealized losses	(1,431	)(1)	(625	)(2)
Put option	1,226
Estimated fair market value	$13,295		$12,875
Weighted average yield	1.93%		2.18%
Maturity dates	July 15, 2029 through January 25, 2047		July 15, 2029 through January 25, 2047

(1) Unrealized loss in income
(2) Unrealized loss included in accumulated other comprehensive income

Foreign Currency Exchange Rate Risk.  Our U.S. operations sell products in various international markets.  For the three and nine-month periods ended December 31, 2008, revenues by our German subsidiary, CCD, of approximately $4.3 million and $11.9 million were denominated in foreign currency (Euro). In addition, some raw material purchases and purchased services are denominated in foreign currency.  Net cash used by CCD’s operating activities was $0.6 million at December 31, 2008 and consisted of $0.6 million of advance payments from customers offset by $1.2 million used for working capital requirements.

We use short-term foreign exchange forward contracts to mitigate foreign currency risk associated primarily with inter-company receivables and payables, and loans receivable (denominated in Euros) to our German subsidiary.  Our foreign exchange forward contracts are not designated for accounting purposes as hedging instruments under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended.  Accordingly, any gains or losses resulting from changes in the fair value of the forward contract are reported in other income, net of expenses.  The gains and losses on these forward contracts generally offset gains and losses associated with the underlying foreign currency denominated inter-company receivables and payables, and loans receivable.  At December 31, 2008, we had a foreign exchange forward contract with a maturity of less than 30 days to purchase 1.4 million euros. The fair value of the forward contract was not material at December 31, 2008. At March 31, 2008, we had a foreign exchange forward contract with a maturity of less than 30 days to purchase 1.2 million euros.  The fair value of the forward contract was not material at March 31, 2008.

ITEM 4.	CONTROLS AND PROCEDURES

(a)    Evaluation of Disclosure Controls and Procedures.  We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met.  Our disclosure controls and procedures have been designed to meet, and management believes that they meet, reasonable assurance standards.  Additionally, in designing disclosure controls and procedures, our management was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based on their evaluation as of the end of the period covered by this Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

(b)   Changes in Internal Control over Financial Reporting.  There were no significant changes in our internal control over financial reporting that occurred during the three-month period ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.   Risk Factors

A revised description of the risk factors associated with our business is set forth below. This description includes any material changes to and supersedes the description of the risk factors associated with our business previously disclosed in Part II, Item 1A of our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2008.  Because of these risk factors, as well as other factors affecting the Company’s business and operating results and financial condition, including those set forth elsewhere in this report, our actual future results could differ materially from the results contemplated by the forward-looking statements contained in this report and our past financial performance should not be considered to be a reliable indicator of future performance, so that investors should not use historical trends to anticipate results or trends in future periods.

OUR CURRENT AND FUTURE EXPECTED REVENUES ARE DERIVED FROM A SMALL NUMBER OF ULTIMATE CUSTOMERS SO THAT THE LOSS OF OR REDUCTIONS IN PURCHASES BY ANY ONE ULTIMATE CUSTOMER COULD MATERIALLY REDUCE OUR REVENUES AND LEAD TO CONTINUED LOSSES.  Over the past four and three quarter years, we derived 62% of our total revenues from seven programs ― two U.S. government programs and six non-U.S. government programs.  Due to the lengthy sales cycles, we believe that these programs, with the addition of a few other non-U.S. programs, will be the basis for a majority of our revenues in the near-term.  The loss of or reductions in purchases by any one customer due to program cutbacks, competition, or other reasons could materially reduce our revenue base. Annual or quarterly losses have occurred when there are material reductions, gaps or delays in card orders from our largest U.S. or foreign government programs or if such programs were to be reduced in scope, delayed, canceled, or not extended and not replaced by other card orders or other sources of income.

WE INCURRED NET LOSSES DURING ALL BUT ONE OF THE PREVIOUS FIVE YEARS AND WE MAY NOT BE ABLE TO GENERATE SUFFICIENT REVENUE IN THE FUTURE TO OBTAIN PROFITABILITY. We incurred a loss in the current quarter and in eight of the preceding nine quarters and we also incurred losses for the ten quarters preceding the quarter ended October 1, 2005.  We had an accumulated deficit of $47.8 million at December 31, 2008.  There can be no assurance that we will generate enough revenues in the near term to attain profitability.  We are relying principally upon our optical memory card technology to generate future product revenues, earnings, and cash flows.  If alternative technologies emerge or if we are otherwise unable to compete, we may not be able to sustain profitability on a quarterly or annual basis.  Annual or quarterly losses would also occur if product revenues do not keep pace with increased expenses.

OUR CONTRACTS WITH OUR LARGEST CUSTOMERS PROVIDE FOR AN INDEFINITE QUANTITY OR INDEFINITE DELIVERY OF SUPPLIES OR SERVICES OR WE MAY RECEIVE PURCHASE ORDERS WHERE CUSTOMERS HAVE THE RIGHT TO DELAY OR CANCEL AT ANY TIME. WE HAVE NO LONG-TERM FIRM ORDER COMMITMENTS FROM ANY OF OUR LARGEST CUSTOMERS.  THEREFORE DELAYS IN ORDERS, CONTRACT CANCELLATIONS OR CHANGES IN TECHNOLOGY DECISIONS COULD RESULT IN DECREASED REVENUES AND OPERATING LOSSES. Our revenue is predominantly dependent on the receipt of purchase orders on a recurring basis.  In most cases we do not have contracts with firm commitments for deliveries over an extended period of time.  This can create volatility in revenues and earnings.  Also, customers may change their technology decisions which could cause further delays or possibly loss of business.  As an example, the Border Crossing Card, a U.S. government program, accounted for approximately $1.2 million in revenue during each of the past two fiscal years.  However, the card was reconfigured in keeping with the requirements of the Western Hemisphere Travel Initiative and is no longer produced by us.

OUR OPTICAL MEMORY CARD PRODUCT REVENUES WILL NOT GROW IF WE DO NOT WIN NEW BUSINESS IN THE U.S. OR ABROAD AND IF PROGRAMS SUCH AS THE ANGOLAN NATIONAL ID PROGRAM OR THE ITALIAN NATIONAL ID PROGRAM ARE NOT IMPLEMENTED AS ANTICIPATED.  There can be no assurance that these programs will be implemented as planned or that we will receive sizable future orders for any of these programs, nor any assurance that we will be able to win any other new business in the U.S. or abroad which is necessary to grow our business to the level we desire.

SINCE THE SALES CYCLE FOR OUR PRODUCTS IS TYPICALLY LONG AND UNPREDICTABLE, WE HAVE DIFFICULTY PREDICTING WHEN NEW BUSINESS WILL CONTRIBUTE TO REVENUE GROWTH.  Obtaining substantial orders usually involves a lengthy sales cycle, requiring marketing and technical time and expense with no guarantee that substantial orders will result. This long sales cycle results in uncertainties in predicting operating results, particularly on a quarterly basis. In addition, the equipment supply and consulting work we undertake on occasion for the set up of card manufacturing facilities involves substantial time from start to finish, with the potential for obstacles to intervene outside our control such as delays in the construction and readying of the building and site by the customer and the potential for our customer to request changed specifications for the facility's throughput, so there can be substantial lags between when we sign a contract and receive a deposit and when we complete a project and recognize revenue.

WE COULD EXPERIENCE EQUIPMENT, RAW MATERIAL, QUALITY CONTROL, OR OTHER PRODUCTION PROBLEMS ESPECIALLY IN PERIODS OF INCREASING VOLUME.  There can be no assurance that we will be able to meet our projected card manufacturing capacity if and when customer orders reach higher levels. We have made and may continue to make significant capital expenditures to expand our card manufacturing capacity dependant upon projected volume. However, since customer demand is difficult to predict and can be terminated at any time, and we generally wait for such demand to materialize prior to making capital expenditure commitments, we may be unable to ramp up our production quickly enough to fill new customer orders in a timely fashion. This could cause us to lose new business and possibly existing business. In addition, if we overestimate customer demand, we could incur significant costs, including inventory write-offs, from creating excess capacity such as was the case during fiscal years 2007 and 2008. When purchasing raw materials for our anticipated optical card demand, we take into consideration the order-to-delivery lead times of vendors and the economic purchase order quantity for such raw materials. If we over-estimate customer demand, excess raw material inventory and inventory write-offs can result.  We may experience manufacturing complications associated with increasing our manufacturing capacity of cards and drives. We may also experience difficulties implementing new manufacturing processes, meeting customers’ quality or international standards requirements, or outsourcing some of our manufacturing. The addition of fixed overhead costs increases our breakeven point and results in lower profit margins unless compensated for by increased product sales.

WE ARE CURRENTLY OUR OWN SOLE SOURCE OF OPTICAL MEMORY CARDS AND SEVERAL OF THE STEPS IN OUR CARD MANUFACTURING PROCESS HAVE NO BUILT-IN REDUNDANCY.  THEREFORE, WE ARE SUSCEPTIBLE TO SUPPLY INTERRUPTIONS, INCLUDING IF CERTAIN MACHINERY WERE TO BREAK DOWN.  MUCH OF OUR MANUFACTURING EQUIPMENT IS COMPRISED OF CUSTOM VERSIONS OF MACHINERY SOME OF WHICH IS MORE THAN 20 YEARS OLD.  IN ADDITION, WE ARE AT RISK OF LOSING OR NOT OBTAINING CERTAIN PROGRAMS SHOULD THEY REQUIRE A SECOND SOURCE.  We use a proprietary manufacturing process with custom machinery and several of the steps in our card manufacturing process have no built-in redundancy, or in some cases have the redundancy located in Germany.  We are susceptible to supply interruptions when our line goes down or yield decreases when our line malfunctions.  Much of our machinery is comprised of customized versions of machinery which has long lead times to replace and may be difficult to maintain or repair, requiring us to be self-reliant.  Some of the machinery we use is more than 20 years old and is no longer manufactured for others, which would require us to adapt a newer version to our needs, which would involve additional delay, effort and expense on our part.  If current or potential customers require a second source for their card programs (which is a common business practice) they could decide to use alternate technology cards that may have multiple sources of supply.

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

THE VOLATILITY IN THE COST OF PETROLEUM CAN NEGATIVELY IMPACT OUR OPERATING INCOME AND GROSS MARGIN IF THIS RESULTS IN INCREASES IN THE COST OF OUR PRODUCTION MATERIALS SUCH AS THE POLYCARBONATE-BASED PRODUCTS.  The polycarbonate raw material for our cards is petroleum based.  The volatility in the cost of petroleum could impact our costs for such raw material and also lead to higher energy bills for running our manufacturing facilities.  Long-term increases in petroleum prices could lead to a decline in our gross margins and income unless we are able to adjust our selling prices.

AN INTERRUPTION IN THE SUPPLY OF READ/WRITE DRIVE PARTS OR DIFFICULTIES ENCOUNTERED IN READ/WRITE DRIVE ASSEMBLY COULD CAUSE A DELAY IN DELIVERIES OF DRIVES AND OPTICAL MEMORY CARDS AND A POSSIBLE LOSS OF SALES, WHICH WOULD ADVERSELY AFFECT OUR OPERATING RESULTS.  Several major components of our read/write drive are designed specifically for our products. For example, the optical recording head for the current drive is a part obtained from one supplier; and at current production volumes, it is not economical to have more than one supplier for this custom component. While we carry a large inventory of safety stock for this item, any delays in or inability to obtain parts from this supplier could cause us to lose revenues while we source a second supplier.  The ability to produce read/write drives in high-volume, if required, will be dependent upon maintaining or developing sources of supply of components that meet our requirements for high volume, quality, and cost. In addition, we could encounter quality control or other production problems at high-volume production of read/write drives.

IF WE ARE UNABLE TO DEVELOP UPGRADED READ/WRITE DRIVES THAT COST LESS TO MANUFACTURE WE COULD LOSE POTENTIAL NEW BUSINESS.  The selling price of our read/write drive products is in the low to mid two thousand dollar range each depending on features and quantity purchased.  This relatively high cost may cause us to lose customers to lower cost IC card providers.  Nevertheless, we believe the cost of ownership of an optical card system is competitive in applications requiring large populations of cards because of the relatively high over all cost to implement a system based on our major competition, IC cards.

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

SEVERAL OF OUR FOREIGN PROGRAMS INVOLVE OUR CARDS AS PART OF A SOLUTION WHICH INCLUDES TECHNOLOGIES OF THIRD PARTIES.  DIFFICULTIES ENCOUNTERED BY THESE THIRD PARTIES COULD CAUSE OUR ULTIMATE CUSTOMERS, GENERALLY GOVERNMENTS, TO FIND FAULT IN OPTICAL CARDS AND SWITCH TO OTHER SOLUTIONS EVEN THOUGH OUR OPTICAL TECHNOLOGY IS NOT THE ROOT CAUSE OF ANY FAULT.  In certain of our current foreign programs such as Italy, India, and the Kingdom of Saudi Arabia, and possibly in other future programs, various third-party technologies such as contact or contactless chips are added to our cards.  The embedding or addition of other technologies to the LaserCard optical memory card, especially when contracted to independent third parties, could potentially lead to technical, compatibility and other issues.  In such circumstances, it may be difficult to determine whether a fault originated with our technology or that of a co-supplier or the person embedding or adding the third party technology to our cards.  If such faults occur, they could be difficult, expensive, and time-consuming to resolve.  Such difficulties could lead to our ultimate customers, the foreign governments, switching to other technologies even though optical technology is not the root cause of the fault(s).  The resulting loss of customers would adversely affect our revenues.

WE ARE LARGELY DEPENDENT ON SYSTEMS INTEGRATORS FOR IMPLEMENTATION OF CARD PROGRAMS AND THEIR METHOD OF IMPLEMENTATION MAY NOT BE SUCCESSFUL DUE TO QUALITY OR COST.  We mainly sell to VARs and system integrators who in turn sell solutions to the end customer.  The integrators may not follow the recommendations we provide for the handling, processing, and printing on our cards and working with the end-user in the card issuing process.  This could lead to low quality, high costs, or both resulting in damage to our reputation and loss of the contract.  We work to train the integrators to avoid such situations, but cannot control their work.  We plan to continue to offer this support and then transition the card issuing process to local resources once the program is running successfully.  There can be no assurance that issues with our systems integrators in the future will not damage our reputation, reduce our revenues, or cause us to lose various governmental programs.

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

IF WE FAIL TO PROTECT OUR INTELLECTUAL PROPERTY RIGHTS, COMPETITORS MAY BE ABLE TO USE OUR TECHNOLOGIES, WHICH COULD WEAKEN OUR COMPETITIVE POSITION, REDUCE REVENUES, OR INCREASE COSTS.  We use a combination of patent, trademark, and trade secret laws, confidentiality procedures, and licensing arrangements to establish and protect our proprietary rights. Our existing and future patents may not be sufficiently broad to protect our proprietary technologies. Despite our effort to protect proprietary rights, we cannot be certain that the steps we have taken will prevent the misappropriation or unauthorized use of our technologies, particularly in foreign countries where the laws may not protect proprietary rights as fully as U.S. law. Any patents we may obtain may not be adequate to protect our proprietary rights. Our competitors may independently develop similar technology, duplicate our products, or design around any of our issued patents or other intellectual property rights. Litigation may be necessary to enforce our intellectual property rights or to determine the validity or scope of the proprietary rights of others. This litigation could result in substantial costs and diversion of resources and may not ultimately be successful. We cannot predict whether the expiration or invalidation of our patents would result in the introduction of competitive products that would affect our future revenues adversely. However, since our technology is now in the commercial stage, our know-how and experience in volume card production, system development and software capabilities, brand-name recognition within our card markets, and well-known status in the optical memory cards market may be of greater importance than our patents. At this time, we believe that our existing patent portfolio is helpful but is no longer essential for maintaining the LaserCard optical memory card's market position.

THE MARKETS FOR OUR PRODUCTS ARE COMPETITIVE, AND IF WE ARE UNABLE TO COMPETE SUCCESSFULLY, REVENUES COULD DECLINE OR FAIL TO GROW.  Our optical memory cards may compete with optical memory cards that can be manufactured and sold by three of our licensees (although none is currently doing so) and with other types of portable data storage technologies applied to ID cards.  These may include contact or contactless integrated circuit (IC) chips, RFID chips, holographic optical storage, and 2-dimensional bar codes.  Financial and marketing resources of some of the competing companies are greater than our resources.  Competitive product factors include system/card portability, interoperability, price-performance ratio of cards and associated equipment, durability, environmental tolerance, and card security. Although we believe our cards offer key technological and security advantages for certain applications, the current price of optical card read/write drives could be a competitive disadvantage in some of our targeted markets.  Nevertheless, we believe the cost of ownership of an optical card system is competitive in applications requiring large populations of cards because of the relatively high over all cost to implement a system based on our major competition, IC cards.

THE PRICE OF OUR COMMON STOCK IS SUBJECT TO SIGNIFICANT VOLATILITY.  The price of our common stock is subject to significant volatility, which may be due to fluctuations in revenues, earnings, liquidity, press coverage, analyst recommendations, financial market interest, trading volume, and stock market conditions, as well as changes in technology and customer demand and preferences.  As a result, our stock price might be low at the time a stockholder wants to sell the stock.  For example, over the last 12 months our stock price has fluctuated from a high of $12.94 per share to a low of $2.54 per share.  Also, since we have a relatively low number of shares outstanding (approximately 12 million shares) there will be more volatility in our stock if one or two major holders, for example, large institutional holders, attempt to sell a large number of shares in the open market.  Furthermore, our trading volume is often small, meaning that a few trades may have disproportionate influence on our stock price.  In addition, someone seeking to liquidate a sizeable position in our stock may have difficulty doing so except over an extended period or privately at a discount.  Thus, if one or more stockholders were to sell or attempt to sell a large number of its shares within a short period of time, such sale or attempt could cause our stock price to decline.  There can be no guarantee that stockholders will be able to sell the shares that they acquired at a price per share equal to or greater than the price they paid for the stock.

WE ARE SUBJECT TO RISKS ASSOCIATED WITH CHANGES IN FOREIGN CURRENCY EXCHANGE RATES.  Part of the manufacturing process of certain LaserCard products that we sell outside the U.S. takes place in our operations in Germany.  Also, some of the raw materials we use to manufacture optical memory cards are sourced in Europe.  These costs are denominated in euros, the currency used in much of Europe.  However, when we sell our finished products, the prices that we charge are denominated in U.S. dollars.  Accordingly, we are subject to exposure when the exchange rate for euros increases in relation to the U.S. dollar.  Declines in the U.S. dollar value relative to the euro and other currencies over the past year, if not reversed, will further result in increases in raw material costs.  As of December 31, 2008, we had not entered into a forward exchange contract to hedge against or potentially minimize the foreign currency exchange risk related to transactions other than those related to inter-company payables and receivables.  The losses on foreign currency exchange related to purchase transactions and intercompany receivables for the nine-month period ended December 31, 2008 was $138,000 and it was immaterial for the nine-month period ended December 31, 2007.

WE HAVE INVESTED A SIGNIFICANT PORTION OF OUR CASH IN AUCTION RATE SECURITIES, WHICH SUBJECTS US TO LIQUIDITY RISK AND COULD REQUIRE US TO RECORD FURTHER IMPAIRMENT CHARGES IF THE FAIR VALUE OF THESE INVESTMENTS DECLINE FURTHER.  As of December 31, 2008, we held $13.5 million par value (with a fair value of approximately $12.1 million), of marketable securities consisting of ARSs.  Given the disruptions in the credit markets and the fact that the liquidity for these types of securities remains uncertain, as of December 31, 2008 and March 31, 2008, we have classified all of our ARSs as noncurrent assets in our consolidated balance sheets as our ability to liquidate such securities in the next twelve months is uncertain. We accepted a rights offering by UBS in December 2008. The Company elected to adopt SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”) on the Put Option received in the rights offering and elected to treat our ARS portfolio from available-for-sale to trading securities.  The transfer resulted in the reversal of prior unrealized losses, net of taxes, on the ARSs from accumulated other comprehensive income and the recording of an other-than temporary impairment of approximately $1.4 million on the $13.5 million (par value) portion of our ARS portfolio and the recognition of a benefit of approximately $1.2 million related to the Put Option provided by the settlement. The transfer to trading securities reflects management’s intent to exercise its Put Option during the period June 30, 2010 through July 3, 2012. We will analyze the fair value of the ARSs at each balance sheet date. In order to validate the fair value estimate of these securities, we incorporated assumptions such as credit quality or financial standing of the issuer, final stated maturities, estimates on the probability of the issue being called prior to final maturity, impact due to extended periods of maximum auction rates, liquidity risk premium, and broker quotes from independent valuators using widely accepted financial models.  We believe that these are reasonable estimates reflecting the unique circumstances of the subject SLARS and the method of valuing the put as a forward contract is reasonable.  However, due to the unprecedented issues surrounding the global credit market, these assumptions may change considerably and may result in further impairment charges.  If UBS is insolvent on June 30, 2010 or otherwise unable to fulfill its obligations described in the October 7, 2008 prospectus, we may incur additional losses on the ARS especially if we would need to liquidate them over a short period of time.

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

WE MAY NOT BE ABLE TO ATTRACT, RETAIN OR INTEGRATE KEY PERSONNEL, WHICH MAY PREVENT US FROM SUCCEEDING.  We may not be able to retain our key personnel or attract other qualified personnel in the future. Our success will depend upon the continued service of key management personnel.  The loss of services of any of the key members of our management team, including our chief executive officer, chief operating officer, vice president of finance and chief financial officer, the managing directors of our German operations, or our vice president of marketing, or our failure to attract and retain other key personnel could disrupt operations and have a negative effect on employee productivity and morale, thus decreasing production and harming our financial results.  In addition, the competition to attract, retain and motivate qualified personnel is intense.

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

BEGINNING WITH OUR FISCAL YEAR 2007, WE WERE REQUIRED TO RECORD COMPENSATION EXPENSE FOR STOCK OPTIONS, THEREBY REDUCING OUR EARNINGS.  THIS COULD LEAD TO REDUCED ENTERPRISE VALUE AND TO OUR GRANTING FEWER OPTIONS WHICH COULD HURT OUR ABILITY TO RECRUIT AND RETAIN EMPLOYEES.  In December 2004, the FASB issued Financial Accounting Standard 123(R) (SFAS No. 123(R)) that requires the fair value of all equity-based awards granted to employees be recognized in the statement of operations as compensation expense, for fiscal years beginning after December 15, 2005, rather than just to disclose such expense in a footnote as we have done in the previous years.  The adoption of this accounting standard reduced our profitability as measured by generally accepted accounting principles (GAAP) due to our outstanding options and our current intention to continue to grant options in the future as an incentive and retention tool for our employees.  This may adversely affect our stock price.  For example, for the nine-month period ended December 31, 2008 and 2007, we recognized approximately $1.7 million and $1.5 million, respectively, of additional expenses due to SFAS No. 123(R) which we would not otherwise have recognized.  Such adoption has also led us to reduce our use of stock options and to award restricted shares and restricted stock units.  While all of these equity awards help align our employees’ long-term interests with increasing our enterprise value, options provide more of a reward if enterprise value substantially increases.  Our reduced use of options could hurt our ability to recruit employees and retain existing employees and directors.

Item 6. - Exhibits

See the Exhibit Index following the signature page to this Quarterly Report on Form 10-Q for the information required by this item.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

LASERCARD CORPORATION
(Registrant)

Signature	Date

/s/ Robert T. DeVincenzi	February 10, 2009
Robert T. DeVincenzi
Chief Executive Officer
(Principal Executive Officer)

/s/ Steven G. Larson	February 10, 2009
Steven G. Larson
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit
Number	Description

3.1	Certificate of Incorporation. (1)

3.2	Amended and Restated Bylaws. (2)

10.1*	UBS AG Credit Line Agreement and Approval dated December 5, 2008.*

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*Filed herewith.

(1) Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2005 and incorporated herein by reference.
(2) Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2007 and incorporated herein by reference.