Form 10-K
period 2009-03-31
LASERCARD CORP
filed 2009-06-15
CIK 30140

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[Mark One]

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended March 31, 2009
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from _______ to _______

Commission File Number: 0-6377

LASERCARD CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	77-0176309
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1875 North Shoreline Boulevard, Mountain View, CA	94043-1601
(Address of principal executive offices)	(Zip Code)

(650) 969-4428
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $0.01 Par Value	The NASDAQ Stock Market LLC
(Title of each class so registered)	(Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act:

None
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes    ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes    ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes   ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non–accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

Based on the last trade price of our Common Stock on The Nasdaq Stock Market, Inc. on the last business day of the registrant’s most recently completed second fiscal quarter (September 30, 2008), the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $46,782,000. Shares of common stock held by officers, directors and other persons who may be “affiliates” of the Registrant have been excluded from this computation. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Indicate the number of outstanding shares of Common Stock, $.01 par value, at June 15, 2009: 12,113,985

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the Registrant’s Definitive Proxy Statement in connection with its September 15, 2009 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I

ITEM 1.	BUSINESS

          FORWARD-LOOKING STATEMENTS. All statements contained in this report that are not historical facts are forward-looking statements within the meaning of the federal securities laws. Forward-looking statements are not facts or guarantees of future performance or events. Rather, they are based on current expectations, estimates, beliefs, assumptions, and goals and objectives and are subject to risks and uncertainties that are difficult to predict. As a result, our actual results may differ materially from the statements made. Often such forward-looking statements can be identified by their use of words such as “may,” “will,” “intends,” “plans,” “believes,” “anticipates,” “visualizes,” “expects,” “estimates,” or similar language. Forward-looking statements made in this report include but are not limited to statements regarding our beliefs as to current and potential market segments, customers, and applications for and deployment of our products; the advantages of, potential income from, and duties to be performed under the sale of a second-source card manufacturing license to Prevent Global; our expectations as to the continuation, production quantities, delivery rates and requested and actual delivery schedule, backlog, revenue, margins, and profit for our products for U.S. or foreign government ID card programs; plans to increase card production capacity for anticipated increases in orders including possibly $2 million in capital equipment and leasehold improvements during fiscal year 2010; our expectation of negative gross profit from the drive, system and enabling services market; the need for, expected success of, expense and potential benefits from our research and development efforts; estimates that revenues and advance payments will be sufficient to generate cash from operating activities during fiscal 2010 and fund our actual capital expenditures despite expected quarterly fluctuations; our projected liquidity in light of the issues surrounding our investments in auction rate securities (“ARS”) and our ability to secure more contracts; and our belief as to the credit quality of our ARS and the changes in the fair value of these securities and our belief that the Put Option will not significantly impact our future earnings.

          These forward-looking statements are based upon our assumptions about and assessment of the future, which may or may not prove true, and involve a number of risks and uncertainties including, but not limited to, whether there is a market for cards for homeland security in the U.S. and abroad, and if so, whether such market will utilize optical memory cards as opposed to other technologies; customer concentration and reliance on continued U.S. and Saudi Arabian government business and potential Angolan and Italian business; risks associated with doing business in and with foreign countries; whether we will be successful in assisting Prevent Global with factory startup and training; whether Prevent Global will obtain the financial resources to make the balance of its required payments to us and to operate the facility; whether the facility will efficiently produce high quality optical memory cards in volume and that meet our standards; lengthy sales cycles and changes in and dependence on government policy-making; reliance on value-added resellers and system integrators to generate sales, perform customer system integration, develop application software, integrate optical card systems with other technologies, test products, and work with governments to implement card programs; potential manufacturing difficulties and complications associated with increasing manufacturing capacity of cards and drives, implementing new manufacturing processes, and outsourcing manufacturing; our ability to produce and sell read/write drives in volume; the unpredictability of customer demand for products and customer issuance and release of corresponding orders; the possibility that optical memory cards will not be purchased for the full implementation of card programs in Italy, the Kingdom of Saudi Arabia and India, or for Department of Homeland Security (“DHS”) programs in the U.S., or will not be selected for other government programs in the U.S. and abroad; whether UBS AG will purchase our ARS, and the risks set forth in the section entitled “Risk Factors” and elsewhere in this report. These forward-looking statements speak only as of the date of this report, and, except as required by law, we undertake no obligation to publicly release updates or revisions to these statements whether as a result of new information, future events, or otherwise.

GENERAL DEVELOPMENT OF BUSINESS

          LaserCard Corporation is a leading provider of secure ID solutions to governments and commercial clients around the world, and also manufactures a wide range of advanced, secure identity documents. These ID documents include a broad set of contact and contactless technologies in combination with optical memory. LaserCard Corporation’s wholly-owned German subsidiary, Challenge Card Design Plastikkarten GmbH (“CCD”), with offices in Rastede and Ratingen, Germany, manufactures and offers a wide range of high quality specialty cards, plus card personalization and ID management solutions under the CCD and Cards & More brands. CCD provides advanced-technology specialty card manufacturing capabilities to serve the European, Middle Eastern, African and Asian markets. Our cards and systems are used in countries around the world, such as the United States, Germany, United Kingdom, Switzerland, Angola, Italy, India, Costa Rica and the Kingdom of Saudi Arabia, for demanding applications including government service provision and facility access.

          LaserCard Corporation (formerly known as Drexler Technology Corporation, until October 1, 2004) was incorporated under the laws of the State of California on July 23, 1968 and was reincorporated as a Delaware corporation on June 24, 1987. LaserCard Corporation, a Delaware corporation, is primarily a holding company that conducts all its business operations through its two wholly-owned subsidiaries, Challenge Card Design Plastikkarten GmbH (“CCD”) and LaserCard Corporation, a California corporation. Our mailing address and executive offices are located at 1875 North Shoreline Boulevard, Mountain View, California 94043 and our telephone number is (650) 969-4428. Throughout this report, the “Company,” “LaserCard,” “we,” and “us” refer to LaserCard Corporation and our subsidiaries, unless otherwise indicated.

          Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports can be obtained free of charge after such material is electronically filed with or furnished to the Securities and Exchange Commission (“SEC”). These documents are available as soon as reasonably practicable using the hypertext link to the SEC’s website via our website, www.lasercard.com. They also may be obtained directly from the SEC’s website, www.sec.gov/edgar/searchedgar/companysearch.html, under CIK code 30140.

          Trademarks. LaserCard® is the Company’s registered trademark. Optical/SmartTM card, OpticalProximityTM card, ConciergeCardTM, OptiChipTM, LaserPassTM, Embedded HologramHDTM, Optical IDLockTM and LaserBadgeTM are our trademarks. We may also refer to trademarks of other corporations and organizations in this document.

          Our primary product is the LaserCard optical memory card which is a credit-card sized, data storage card—invented, patented, developed and manufactured by us. Along with its ability to record, update and store up to 2.86 megabytes of user data, this unique card offers multiple data-security features, can be carried in a wallet and is highly resistant to counterfeiting and data tampering. This makes the LaserCard® ideal for portable and secure data storage and for cardholder identification.

          Current applications for the LaserCard include identification cards for citizens, non-citizen permanent residents, foreign workers, and border crossings, as well as vehicle registration.

Programs include:
o	United States Permanent Resident Card (“Green Card”)
o	Italian citizen ID card
o	Italian foreign resident card
o	Government ID cards in Italy
o	Kingdom of Saudi Arabia national ID card
o	Vehicle registration in a few states in India
o	Foreign Resident ID Card program in Costa Rica
o	A developing program in Angola for national ID cards

          From time to time we have licensed third parties to our technology and know-how in optical memory card manufacturing and read/write card drive assembly. As more fully described under “Revenue Recognition,” of Note 2 of the Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data,” section, we have granted Prevent Global družba za upravljanje, investicije in razvoj d.d. of Slovenia (“Prevent Global”) a 20-year license for card manufacturing. The license began April 3, 2004 and has certain exclusivities and restrictions. Also included are equipment purchase, training and support agreements. In March 2008, Ritel S.p.A. (“Ritel”) became our exclusive licensee to manufacture in Italy and distribute world-wide our optical memory drives. Ritel, an Italian telecommunications and technology contract manufacturer, brings significant manufacturing know-how, new production processes and new product development which could lead to lower cost drives.

FINANCIAL INFORMATION ABOUT SEGMENTS

          Our three reportable segments are: (1) optical memory cards, (2) drives, systems and enabling services (which we formerly called the “optical memory card drives” segment), including read/write drives, maintenance, systems and enabling services, and (3) specialty cards and printers. The segments were determined based on the information used by the chief operating decision maker. The optical memory cards and drives, systems and enabling services reportable segments are not strategic business units which offer unrelated products and services; rather, these reportable segments utilize compatible technology and are marketed jointly. Specialty cards and printers is a strategic business unit offering at times unrelated products and at times related products with the other reportable segments. See “Segment Reporting” in Note 4 of the Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data,” for additional industry segment information.

NARRATIVE DESCRIPTION OF BUSINESS

          LaserCard Corporation is a leading provider of secure ID solutions to governments and commercial clients around the world and also manufactures a wide range of advanced, secure identity documents. These ID documents include a broad set of contact and contactless technologies in combination with optical memory. LaserCard’s wholly-owned German subsidiary, CCD, with offices in Rastede and Ratingen, Germany, manufactures and offers a wide range of high quality specialty cards, plus card personalization and ID management solutions under the CCD and Cards & More brands. Our cards and systems are used in countries around the world, such as the United States, Germany, United Kingdom, Switzerland, Angola, Italy, India, Costa Rica and the Kingdom of Saudi Arabia, for demanding applications including government service provision and facility access.

LaserCard; A Secure Counterfeit-resistant Credential

          Our LaserCard optical memory card is a secure, counterfeit-resistant credential which is currently used by national governments primarily in secure identification applications.

          Digital data is recorded in an irreversible process so that ID information on a legitimate card cannot be fraudulently altered for criminal purposes. Each implementation for secure ID is customized to the issuer’s own specifications. Key characteristics of the card’s memory and the issuing and inspection hardware are matched. To date, LaserCard’s users believe that the hurdle for would-be card counterfeiters is so high that such persons instead would seek some other vulnerability points in the issuance process.

          Another security benefit of optical memory is its ability to be permanently marked with visible, high-resolution micro images and security patterns in the optical media itself at resolutions up to 24,000 dots per inch. These features, which cannot be accurately simulated by counterfeiters, are used by inspectors and forensic specialists for both unaided and aided visual card authentication.

          We also can create a “laser-etched” eye visible image in the media, irreversibly marking the digital recording media with the visible identity of the card holder — a unique security feature among all machine readable card technologies. This method of permanently “etching” a facial image in the media is used to verify the authenticity of other printed or laser engraved facial images on the card’s surfaces enabling a method to determine tampering of these images. We have recently released Personalized Embedded HologramHD™ that features a larger, high-definition photographic quality image, so the feature itself can be used for ID verification, while still serving the verification function. The feature is essentially impossible to copy or reproduce and cannot be altered thus providing a very high level of counterfeit resistance.

          Personalized Embedded HologramHD is a component of LaserCard’s unique document security package, known as Optical IDLock™, a highly sophisticated layering and blending of overt, covert and forensic security and identity management features. These features collectively make each card uniquely counterfeit resistant, tamper evident and permanently locked to the identity of the cardholder. We believe that no other technology can deliver this level of security tied to the individual cardholder’s identity.

          Our Optical/Smart™ card offering combines the security and capacity of optical memory with the active transactional capability of an IC chip. The chip can be any ISO 7816 series standard module and is embedded into the optical card base stock using traditional milling and embedding techniques.

          Typical applications for the Optical/Smart™ card include the provision of e-government services via the chip while the optical memory acts as a visual and secure card authentication feature, backs up the chip in case of failure or tampering, and stores an audit trail of events in the card’s life for security and forensic purposes. In addition, the optical memory can store a suite of original biometric images (for example, face, fingerprints and irises) to provide a means of ID verification across other government and private sector applications. Given that optical memory can be used securely off-line, it is not necessary to have access to Public Key Infrastructure that is necessary for smart cards, an extremely costly and complex system, at every transaction point thus enhancing the over-all cost-effectiveness of optical memory.

          We believe that LaserPass™ is the most secure and flexible electronic ID solution available today. Combining the convenience and facilitation capabilities of Radio Frequency Identification tags (“RFID”) or contactless chip technology with the security and certain, automatic authentication of optical memory, the system can support a complete range of inspection and ID verification scenarios which can be set depending on perceived threat levels. For example, the combination of the technologies provides the following advantages:

o	Contactless (proximity) chip provides convenient access through a control point after cardholder ID verification (one-to-one) with data stored on the optical memory

o	RFID can be used in high traffic environments as a “read ahead” data base pointer allowing data to be retrieved and queued awaiting inspection

o	Optical memory provides instant automatic card authentication, very rapid one-to-one biometric ID verification, and display of digital facial image and other ID data directly from the optical memory

o	Optical memory provides an attending inspector with unparalleled surety in visually verifying card, cardholder and displayed data

o	All RFID tag/contactless chip data can be backed up on the optical media

o	Optical memory can be used offline when the network is down or slow

o	Optical memory can be used when the chip may have been compromised or there is suspicion about the cardholder’s match to the database image or tampering with the card’s printed personal data

o	Optical memory acts as forensic evidence in criminal prosecutions for tampering or counterfeiting of either the chip’s data or card personalized data

LaserCard Government Applications

          The predominant present application is secure identity in government programs, including immigration, border entry and citizenship. The counterfeit-resistant cards are typically replaced every five or ten years. The following are examples of these government applications:

o	The Green Card, issued by the DHS, evidences that a non-US citizen is approved to reside and be employed in the United States

o
The electronic citizen ID card of Italy identifies the holder as a citizen and confers upon the holder the rights and privileges to which a citizen is entitled; the card can also be used as an accepted document for crossing borders at over 32 different countries

o	The Italian electronic non-citizen resident permit card for non-EU citizens confirms the cardholder’s approval to reside in Italy

o	In a program for the Kingdom of Saudi Arabia, the LaserCard is being issued as a national identification card

o
A motor vehicle registration program in the States of Delhi, Maharashtra and Gujarat, India, in which the Optical/Smart™ LaserCard is used for storing the payment of road tax, vehicle registration, insurance, traffic and vehicle violations, vehicle fitness and owner/operator information

o	The Foreign Resident ID Card program in Costa Rica

o	A developing program in Angola for national ID cards identifies the holder as a citizen

Data Storage Capacity

          The gross data storage capacity of the standard LaserCard is 4.1 megabytes on a 35mm optical stripe, 2.56 megabytes on a 24mm stripe and 1.5 megabytes on a 16mm stripe. The LaserCard itself is the size of a conventional credit card. A portion of the LaserCard’s total data capacity is used for an error detection and correction (“EDAC”) algorithm. EDAC is routinely used in various data storage and transfer methods to compensate for data errors resulting from transmission errors, surface scratches above the recording material, or contamination such as dust or fingerprints. EDAC is automatically added to data written onto the LaserCard, to achieve written data error rates of less than one in a trillion. The resulting data storage capacities are 2.86 megabytes of “user” capacity for the standard 4.1 megabyte LaserCard, 1.78 megabytes of “user” capacity for the standard 2.56 megabyte optical stripe and 1.1 megabytes of “user” capacity for the 1.5 megabyte optical stripe.

Durability

          Since 1993, the U.S. Defense Logistics Agency has used LaserCard optical memory cards as a paperless freight manifest when shipping goods all over the world, often in the most hazardous environments. Environmental testing done by the U.S. Army confirmed the optical memory card’s high durability, which also has been validated by the worldwide Army deployments where the card has demonstrated its ability to withstand some of the harshest conditions and still work reliably in this mission-critical application.

International Standards for Optical Memory Cards

          Standardization of optical memory cards allows interchange of the digital information encoded on the cards and facilitates compatibility among optical memory card systems. We participate in optical card standards activities in the United States and internationally. Shown below is the current status of optical memory card standards under the International Organization for Standardization/International Electrotechnical Committee (“ISO/IEC”). The LaserCard optical memory card system, complies with all of the standards listed.

o	ISO/IEC 11693 describes the general characteristics of optical memory cards. This international standard was first published in 1994.

o	ISO/IEC 11694-1 describes the physical characteristics of the card, such as height, width, thickness, etc. This international standard was first published in 1994.

o	ISO/IEC 11694-2 describes the dimensions and location of the accessible area—the area on the card where data writing/reading occurs. This international standard was first published in 1995.

o	ISO/IEC 11694-3 describes the optical properties and characteristics of the card and provides the technical specifications which allow interchange. This international standard was published in 1995.

o	ISO/IEC 11694-4 describes the logical data structure on the card and defines the method of writing and reading card data. This international standard was published in 1996.

o	ISO/IEC 11694-5 describes a data format for information interchange (to permit interoperability). This international standard was first published in 2006.

o	ISO/IEC 11694-6 describes the method for the use of biometrics on an optical memory card. This international standard was first published in 2006.

o	ISO/IEC 10373-5 describes test methods for optical memory cards. This international standard was first published in 1998

          In the United States, the American National Standards Institute (“ANSI”) has adopted all of the above ISO/IEC Standards as ANSI/ISO Standards.

          Other standards defining the use of optical memory cards in certain application areas, such as driver’s licenses and interoperable ID documents, also exist.

LaserCard Manufacturing

          We have LaserCard optical memory card manufacturing operations located in Mountain View, California and a subset of these capabilities in Rastede, Germany. We produce optical memory cards using either a roll-lamination process or a newer sheet-lamination process. The sheet-lamination process allows the use of high security offset printing and other special features, resulting in a premium card. We have an annual production capacity of 10 million roll-process cards in conjunction with approximately 16 million sheet-process cards depending upon the mix of features.

Raw Materials

          We establish ongoing relationships with principal qualified suppliers to maintain adequate raw material supplies for the manufacture of optical memory cards and when commercially reasonable we utilize multiple suppliers and consider alternate suppliers. We maintain raw materials inventory levels that take into account current expected demand, order-to-delivery lead times, supplier production cycles and minimum order quantities. If we are unable to buy raw materials in sufficient quantities and on a timely basis, we would not be able to deliver products to customers on time. Most of the raw materials used in the manufacture of optical memory cards are available from one or more qualified suppliers. Such materials include plastic films used in optical memory card production, which are available from one supplier in the U.S. and from multiple foreign suppliers. Processing chemicals, inks and bonding adhesives are obtained from various U.S. and foreign suppliers. However, certain photographic films are commercially available solely from Eastman Kodak Company (“Kodak”) of the United States. No assurance can be given that Kodak will continue to supply such photographic films on a satisfactory basis and in sufficient quantities to meet our requirements. We are researching other materials for use as optical memory card media.

LaserCard Read/Write Drives; Manufacturing and Parts/Components

          Optical memory cards are used in conjunction with a card read/write device (drive) that connects to a personal computer. The price, performance and availability of read/write drives are factors in the commercialization of optical cards. We maintain read/write drive manufacturing operations in our Mountain View, California facility and have licensed Ritel of Italy for drive manufacturing. We continuously seek design and procurement changes to improve performance and reduce the drive selling price, although much higher volumes would be required to significantly reduce the price further.

          To maintain adequacy of parts and components for the manufacture of read/write drives, we attempt to establish ongoing relationships with principal suppliers and obtain information about alternate suppliers. If we are unable to buy parts and components in sufficient quantities and on a timely basis, we would not be able to deliver products to customers on time. We purchase read/write drive parts for our anticipated read/write drive demand, taking into consideration the order-to-delivery lead times of vendors and the economic purchase order quantity for such parts. The optical recording head currently used is a custom part obtained from one supplier: Audio-Technica Corp., of Japan. If Audio-Technica were to discontinue doing business with us, alternate suppliers may be found but the technology transfer could delay production of read/write drives.

Application Programming Interface (“APIs”) and Application Software

          APIs. As part of our read/write drive and system sales, we include a comprehensive set of APIs in order for our customers to develop optical card applications. An API is a set of routines, protocols and tools used by programmers for building software applications. LaserCard-related APIs control or facilitate the basic operations and read/write functions of optical memory card drives so that they can interface directly with personal computers. We develop LaserCard-related APIs such as device drivers, file system dynamic link libraries (“DLLs”) and custom software tools to enhance read/write drive integration.

          Custom Applications. We offer contract services for purchase by customers that require custom programming in the development and integration of their LaserCard applications. We also make software available for purchase for demonstrating data storage, medical and security concepts involving the LaserCard, software-development tools for related peripherals and a card issuance application software package.

          Application Software. End-user application software is an important factor in developing commercial markets for optical memory cards because it directs computers to do specific tasks related to the customer’s end-user application for the LaserCard. Typically, our value-added resellers (“VARs”) and/or their customers develop software for specific end-user applications. In this role, VARs may integrate optical card products into existing software products, write new application software for specific optical memory card programs, or license software from other VARs. Several VARs have written optical card software programs for applications. We market the BadgeMaker card personalization and issuing applications used for card issuance and data management, and the LaserBadge™ derivative of BadgeMaker and a Biometric ID Verification System application.

          API and application software sales have been immaterial for fiscal years 2009, 2008, and 2007. To date, our software development, unless part of a contract, has been completed concurrent with the establishment of technological feasibility has been charged to research and development expense in the accompanying consolidated statements of operations.

LaserCard Biometric ID Verification System

          We have developed a LaserCard Biometric ID Verification System that can quickly confirm the authenticity and validity of optical memory card biometric ID cards sold to the U.S. and other governments, read and display facial, fingerprint or other images and other digital data from the card’s optical memory, and biometrically verify the cardholders’ live-scan fingerprints against the fingerprint templates stored on the cards at time of card issuance. We also are marketing the LaserCard Biometric ID Verification System as a “concept” package, meaning that software which performs the same functions (but not usable with restricted government cards) is available in customized form to other customers for other government, industrial, and commercial applications.

Other Advanced-Technology Cards

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

Sales and Marketing

          We market our LaserCard products around the world, primarily through an indirect distribution channel comprised of authorized VARs and System Integrators (“SIs”). We offer for sale through the channel optical memory cards, optical card read/write drives and software, plus third-party peripherals, application-specific software, and increasingly, enabling services to assist in successful project implementation. These enabling services include custom software development, installation, training and support and ID Management System modules such as integrated personalization solutions, and data capture modules.

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

          Our LaserCard optical memory cards sales and marketing activities are conducted through our offices in Mountain View, California, Huntington, New York and Ratingen, Germany. In addition, our website (www.lasercard.com) supports worldwide marketing activities. Our marketing and sales staff, general management, and technical personnel work closely with customers and provide pre-sales technical support to assist VARs and SIs.

          European Operations. Our German subsidiary, CCD, provides the marketing base for most of Europe, Middle East, and Africa (“EMEA”) and Asia and gives us an established footing in the European Union in the advanced-technology card market. CCD is a recognized leader in Europe as a provider of advanced contactless card solutions, primarily in the consumer, special event, and access control sectors. CCD also heads our EMEA optical memory card and systems sales efforts. We believe that our European marketing base will accelerate EMEA acceptance of optical memory products in government and commercial solutions.

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

          Marketing Objectives: Our principal objectives are to:

o	Maintain, leverage and expand the existing optical memory card user community of national and regional governments worldwide;

o
Increase revenues by offering enabling services, such as consulting, custom software development, and the development of integrated secure ID solutions, which can include data capture, personalization, and quality assurance modules; and

o	Increase market share for specialized cards and associated ID management solutions, such as major event badging and access control and university student ID.

Licensing

          In March 2004, we sold Prevent Global an optical memory card manufacturing package including roll process optical card manufacturing equipment, an intellectual property rights license, and support for establishing an optical memory card manufacturing facility in Slovenia, as described under Note 2, of the “Notes to Consolidated Financial Statements” in Item 8, “Financial Statements and Supplementary Data.”

          At March 31, 2009 there were $24.5 million in advance payments and $3.3 million in deferred revenue for the Prevent Global contract shown on our consolidated balance sheet as noncurrent liabilities as further described in Management’s Discussion and Analysis of Financial Condition and Results of Operations—Consolidated Results of Operation.

          In March 2008, Ritel, an Italian telecommunications and technology contract manufacturer, became our non-exclusive licensee to manufacture in Italy and distribute world-wide our optical memory drives. Ritel brings significant manufacturing know-how, new production processes, and new product development which could lead to lower cost drives

          Also from time to time, we have offered other nonexclusive, royalty bearing licenses for optical card read/write drive manufacture, for assembly of read/write drives from kits, for optical card finishing using Company-supplied materials, and for card manufacturing. In the past, we also offered card distribution licenses to create distributors in select regions of the world that can buy cards wholesale from us at prices lower than those charged to VARs and other customers. During the past five years, there have been no material purchases of optical memory cards by these licensees. We conduct our licensing effort on a selective basis. The timing, number, type, and magnitude of future license sales, if any, cannot be predicted or inferred from past events. There is no assurance that any of our licensing efforts will be successful.

Competition

          Government Market. Our primary application is in government-sponsored national level identity credential programs, specifically citizen and foreign resident identity, and secondarily in state level vehicle registration programs. We compete for business in these markets at two levels:

o	Primarily, at the level of card technology where our own optical memory is generally in competition with IC chips, either contact or RF-enabled, and

o	Secondarily, at the level of the credential issuance system where competition comes from other companies that provide secure ID solutions.

          We believe that there are often no absolutes in comparing one card technology with another. Rather, each technology will either stand on its own merits when viewed against specific application requirements or a hybrid combination of technologies may deliver the “best of all worlds” solution. In fact, our customers are increasingly demanding optical memory in combination with chip technologies and we have partnered successfully with otherwise competitive chip suppliers to satisfy these requirements. Currently, only we offer hybrid cards combining the optical memory technology of the LaserCard with an embedded IC Chip (Optical/Smart™) or RF-enabled chip (LaserPassTM). Nevertheless, competition for credential programs featuring a single technology is intense and the geographical coverage, financial and marketing resources of our major competitors are significantly greater than ours. To our advantage, the security of government credentials is generally an imperative and the combination of visual, physical and digital security offered by optical memory is unequalled by any other single credential technology.

          A competitive disadvantage of optical memory is the cost of reader technology. This is often compared directly to that of chip readers which are significantly less expensive. However, a more realistic price comparison involves analyzing cost of ownership of the credential, its infrastructure and support requirements. In this case, we believe that optical memory can demonstrate an advantage because of the technology’s greater durability and less frequent replacement, plus the technology’s inherent ability to work securely off-line removes the need for high cost networks supported by complex and costly Public Key Infrastructures. Nevertheless, centralized on-line databases combined with wide-area networks may limit the penetration of optical memory cards in certain applications.

          There are many competitors offering credential issuance systems, ranging from those that specialize in the field, as we do, to generalized system integrators. Our core skills in the implementation of optical memory card issuance systems are second to none and we are increasingly involved in this aspect of the overall system. We believe that the value of these skills, which we call “Enabling Services” and which can be applied to other technologies, are being increasingly recognized by customers and industrial partners alike, increasing our opportunity to capture a greater share of the project value beyond the core card technology.

          Commercial Market. Our commercial business is divided between Specialty Cards and Printers. Our specialty card business competes on the basis of added value in the form of high quality printing and manufacturing, strict quality assurance and high levels of customer service, which tends to differentiate us from the conventional card manufacturing company. Therefore, we do not primarily compete on the basis of price which only inevitably may lead to reduced margins. This has proven to be a successful approach attested to by our many loyal repeat customers.

          Our printer business has historically focused on distribution of card printer products, which then provided an entrée to customers for the sale of cards. The pure printer distribution business has become extremely price competitive, with many competitors trading via the internet, and our volumes are not sufficient to generate a sufficient profit. Therefore, we are deliberately moving to higher priced, value added sales where our implementation and support resources are valued. This has reinforced the symbiotic relationship between printer and card sales so that we are increasingly selling a total solution.

          Other Card Technologies. Experimental card technologies probably are under development at other companies.

          Other Optical Memory Cards and Equipment. We previously licensed our card patents to Canon Inc. of Japan, which is not manufacturing or selling such cards at this time. In addition, as described in the “Licensing” section, Prevent Global holds a royalty-bearing card-manufacturing license. Under these licenses, the licensees have the right to manufacture and sell optical memory cards in competition with the LaserCard. Prevent Global is not yet capable of manufacturing optical cards and their plans to become operational have been stalled for financial reasons. Prevent Global could become a competitor in certain European countries, but is not authorized to market elsewhere. Ritel of Italy is also licensed to manufacture our optical memory drives and to distribute them world-wide.

OTHER MATTERS

Research and Development

          Our research and development expenses were $2.4 million for fiscal year 2009; $2.9 million for fiscal year 2008; and $3.1 million for fiscal year 2007. During fiscal 2009, various R&D projects were realigned and cost reductions were implemented consistent with a ‘milestone’- based R&D strategy. We are continuing our effort to develop new optical memory card and non-optical card features and structures, including various composite card structures to allow the insertion of contactless chips with RF capability, dual-interface (contact-contactless) with optical memory, optically variable device (“OVD”) products, and other market-driven requirements. We are also developing enhanced optical memory card read/write drives for both increased reliability and ease of use and integration; and new software products and services in an effort to provide new products that can stimulate optical memory card sales growth. We anticipate that these ongoing research and development efforts should result in enhanced card features and capabilities and drives with enhanced reliability, advanced security features and/or lower manufacturing costs; however, there is no assurance that such product development effort will be successful. These features are important for our existing and future optical memory card markets.

Patents and Trademarks

          Optical Data Storage. As of March 31, 2009, we owned approximately 20 U.S. patents relating to optical data storage (including optical storage media, optical cards, formats, equipment, systems, software, the utilization of optical storage media, and e-commerce technology), and other U.S. and foreign patent applications have been filed. Approximately 17 counterpart patents of certain U.S. patents are issued in various foreign countries. However, we own certain U.S. patents as to which foreign counterparts have either not been filed or the examination process has been terminated without issuance of the foreign patents. From time to time, we elect to allow some of our U.S. or foreign patents to expire when maintenance fees become due if the patents are deemed no longer relevant. In addition, we protect as trade secrets some refinements to the optical media and cards and know-how related to card production. Also, our know-how and experience in volume card production; system development and software capabilities; brand-name recognition within our card markets; and leading-supplier status for optical-memory cards are of far greater importance than our patents. Therefore, at this time, we believe that our patent portfolio is helpful but is no longer materially meaningful for maintaining LaserCard’s market position.

          Our U.S. patents have expiration dates ranging from 2009 to 2023, with the majority expiring during the first part of this period. Since 1998, both U.S and foreign patents expire 20 years from their priority date.

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

Employees

          As of March 31, 2009, LaserCard employed 232 full-time, part-time, and agency personnel (including four executive officers). Our 146-person U.S. workforce consisted of 114 personnel in administration, marketing/sales, manufacturing, and research and development, plus 32 temporary personnel mainly engaged in manufacturing and the inspection of cards for quality assurance. CCD employed 86 full and part-time personnel as of March 31, 2009. None of our employees is represented by a labor union.

Executive Officers of the Registrant

Name, Principal Occupation, and Other Directorships	Age

ROBERT T. DEVINCENZI, Director and Executive Officer	50
President and Chief Executive Officer (since June 2008). Previously Senior Vice President of Corporate Development of Solectron Inc. (electronics manufacturing) from January 2005 to December 2007. Former President and Chief Executive Officer of Inkra Networks Inc. (Internet Protocol Network Equipment) from January 2004 to January 2005) and Ignis Optics Inc. (fiber-optic transceiver packaging) from January 2003 to January 2004). From 2000 to 2003, Mr. DeVincenzi was Senior Vice President of Ditech Communications, which acquired Atmosphere Networks Inc., where he was Vice President of Global Sales, Service and Field Marketing from 1999 to 2000.

CHRISTOPHER J. DYBALL, Executive Officer	58
Chief Operating Officer (since November 2004). Formerly President from November 2004 through September 2005, Co-Chief Executive Officer from August 2003 through November 2004 and Executive Vice President from 1992 through November 2003.

STEVEN G. LARSON, Executive Officer	59
Vice President of Finance and Treasurer since 1987.

STEPHEN D. PRICE-FRANCIS, Executive Officer	62
Vice President of Marketing (since May 2008). Previously Vice President of Business Development (since November 2004) of LaserCard Corporation. Previously Vice President of Business Development of LaserCard Systems Corporation since 1999. Past President, Advanced Card Technology Association of Canada (ACT Canada).

Dependence on Government Subcontracts through Sole Contractors

          General Dynamics Information Technology (“GDIT”), a government prime contractor and previously known as Anteon International Corporation, is one of LaserCard’s major customers. GDIT is the government contractor for our LaserCard product sales to the DHS, U.S. Department of State (“DOS”), U.S. Department of Defense (“DOD”), and the government of Canada. Under government contracts with GDIT, the DHS purchases U.S. Green Cards and DOS Laser Visa Border Crossing Cards (“BCCs”); the DOD purchases Automated Manifest System cards; and the Canadian government purchases Permanent Resident Cards. Our revenues derived from sales to GDIT represented 19%, 29% and 28% of our total revenue during fiscal years 2009, 2008 and 2007, respectively. The table below presents percentages of consolidated revenues by major programs derived from our customer, GDIT, for the fiscal years ended March 31:

	2009	2008	2007
U.S. Green Cards	13.3%	17.4%	19.7%
U.S. Department of State Border Crossing Cards	0.4%	2.7%	3.3%
Canada’s Permanent Resident Card Program	3.7%	7.5%	3.8%
Automated Manifest Program	0.7%	0.8%	1.1%

          Discontinued use of optical memory cards in the BCC and Canada’s Permanent Resident Card programs will have an adverse impact on our future revenue unless we find other similarly-sized government programs. Although not anticipated, if GDIT were to discontinue its participation as a contractor, other qualified contractors could be utilized by those governments for purchasing our products, although the process of doing so could cause program delays and there can be no assurance that we will successfully develop relationships with any new contractors.

          Our revenues derived from sales of the Kingdom of Saudi Arabia for their National ID Card program represented 26%, 23% and 13% of total revenue during fiscal years 2009, 2008 and 2007, respectively. The prime contractor for the first phase of this contract, Omar K. ACSSS Communications and Space Services Company Ltd. (“ACSS”), accounted for 25%, 17%, and 13% of total revenue for fiscal years ended March 31, 2009, 2008 and 2007, respectively. We have successfully implemented the regionalized model for this program and we are currently implementing its second phase through our partner customer, Gemalto. If Gemalto were to discontinue its implementation effort, we believe that we would be able to continue our commitment to the program through other qualified contractors.

Backlog

          Some of our customers generally place orders for a period of several months to a year or more, and others place orders for immediate or fast turn delivery. Variations in order placement from a single customer can materially affect backlog. As a result, the relative size of our backlog has not been a reliable indicator of future revenue trends. Our backlog for optical memory cards as of March 31, 2009 was $21.4 million and $1.2 million for specialty cards and card printers. There was no significant backlog for optical card drives, systems and enabling services as of March 31, 2009.

FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS

          Financial information about geographic areas is described in Note 4 of the “Notes to the Consolidated Financial Statements” in Item 8, “Financial Statements and Supplementary Data.”

ITEM 1A. RISK FACTORS

          OUR CURRENT AND FUTURE EXPECTED REVENUES ARE DERIVED FROM A SMALL NUMBER OF ULTIMATE CUSTOMERS SO THAT THE LOSS OF OR REDUCTIONS IN PURCHASES BY ANY ONE ULTIMATE CUSTOMER COULD MATERIALLY REDUCE OUR REVENUES AND LEAD TO LOSSES. During the fiscal year 2009 and each of the previous two fiscal years, we derived, on average, 59% of our revenues from seven programs. Due to the lengthy sales cycles, we believe that these programs, with perhaps the addition of a few other programs, will be the basis for a majority of our revenues in the near-term. The loss of or reductions in purchases by any one of our largest customers due to program cutbacks, competition, or other reasons could materially reduce our revenue base. Annual or quarterly losses have occurred when there are material reductions, gaps or delays in card orders from our largest U.S. or foreign government programs or if such programs were to be reduced in scope, delayed, canceled, or not extended and not replaced by other card orders or other sources of income. We had three customers during fiscal year 2009 that accounted for 25%, 19% and 10%, respectively, of our total revenue.

          WE INCURRED NET LOSSES DURING ALL BUT ONE OF THE PREVIOUS FIVE YEARS AND WE MAY NOT BE ABLE TO GENERATE SUFFICIENT REVENUE IN THE FUTURE TO OBTAIN PROFITABILITY ON AN ANNUAL BASIS. In the past five years, only fiscal year 2006 generated a net income. There can be no assurance that we will generate enough revenues in the near term to attain annual profitability. We are relying principally upon our optical memory card technology to generate future product revenues, earnings, and cash flows. If alternative technologies emerge or if we are otherwise unable to compete, we may not be able to sustain profitability on a quarterly or annual basis. Annual or quarterly losses would also occur if product revenues do not keep pace with increases in expenses.

          OUR CONTRACTS WITH OUR LARGEST CUSTOMERS PROVIDE FOR AN INDEFINITE DELIVERY/INDEFINITE QUANTITY OF SUPPLIES OR SERVICES. We typically receive purchase orders where customers have the right to delay or cancel at any time. We have no long-term firm order commitments from any of our largest customers. Therefore delays in orders, contract cancellations or changes in technology decisions could result in decreased revenues and operating losses. Our revenue is predominantly dependent on the receipt of purchase orders on a recurring basis. We do not have contracts with firm commitments for deliveries over an extended period of time. This can create volatility in revenues and earnings. Also, customers may change their technology decisions which could cause further delays or possibly loss of business. As an example, the Border Crossing Card, a U.S. government program, accounted for approximately $1.0 million in revenue during each of the past two fiscal years. However, DHS discontinued the use of optical memory cards for the Border Crossing Card program during fiscal year 2009 in keeping with the requirements of the Western Hemisphere Travel Initiative.

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

          SINCE THE SALES CYCLE FOR OUR PRODUCTS IS TYPICALLY LONG AND UNPREDICTABLE, WE HAVE DIFFICULTY PREDICTING WHEN NEW BUSINESS WILL CONTRIBUTE TO REVENUE GROWTH. Because our customers are large government entities, obtaining substantial orders usually involves a lengthy sales cycle, requiring marketing and technical time and expense with no guarantee that substantial orders will result. This long sales cycle results in uncertainties in predicting operating results, particularly on a quarterly basis. In addition, the equipment supply and consulting work we undertake on occasion for the set up of card manufacturing facilities involves substantial time from start to finish, with the potential for obstacles to intervene outside our control such as delays in the construction and readying of the building and site by the customer and the potential for our customer to request changed specifications for the facility’s throughput, so there can be substantial lags between when we sign a contract and receive a deposit and when we complete a project and recognize revenue.

          WE COULD EXPERIENCE EQUIPMENT, RAW MATERIAL, QUALITY CONTROL, OR OTHER PRODUCTION PROBLEMS ESPECIALLY IN PERIODS OF INCREASING VOLUME. There can be no assurance that we will be able to meet our projected card manufacturing capacity if and when customer orders grow significantly. We have made and may continue to make significant capital expenditures to expand our card manufacturing capacity dependant upon projected volume. However, since customer demand is difficult to predict and can be terminated at any time, and we generally wait for such demand to materialize prior to making capital expenditure commitments, we may be unable to ramp up our production quickly enough to fill new customer orders in a timely fashion. This could cause us to lose new business and possibly existing business. In addition, if we overestimate customer demand, we could incur significant costs, including inventory write-offs, from creating excess capacity such as was the case during fiscal years 2007 and 2008. When purchasing raw materials for our anticipated optical card demand, we take into consideration the order-to-delivery lead times of vendors and the economic purchase order quantity for such raw materials. If we over-estimate customer demand, excess raw material inventory and inventory write-offs can result. We may experience manufacturing complications associated with increasing our manufacturing capacity of cards and drives. We may also experience difficulties implementing new manufacturing processes, meeting customers’ quality or international standards requirements, or outsourcing some of our manufacturing. The addition of fixed overhead costs increases our breakeven point and results in lower gross margins unless compensated for by increased product sales.

          WE ARE CURRENTLY OUR OWN SOLE SOURCE OF OPTICAL MEMORY CARDS AND SEVERAL OF THE STEPS IN OUR CARD MANUFACTURING PROCESS HAVE NO BUILT-IN REDUNDANCY. THEREFORE, WE ARE SUSCEPTIBLE TO SUPPLY INTERRUPTIONS, INCLUDING IF CERTAIN MACHINERY WERE TO BREAK DOWN. MUCH OF OUR MANUFACTURING EQUIPMENT IS COMPRISED OF CUSTOM VERSIONS OF MACHINERY, SOME OF WHICH IS MORE THAN 20 YEARS OLD. IN ADDITION, WE ARE AT RISK OF LOSING OR NOT OBTAINING CERTAIN PROGRAMS SHOULD THEY REQUIRE A SECOND SOURCE. We use a proprietary manufacturing process with custom machinery and several of the steps in our card manufacturing process have no built-in redundancy, or in some cases have the redundancy located in Germany. We are susceptible to supply interruptions when our line goes down or yield decreases when our line malfunctions. Much of our machinery is comprised of customized versions of machinery which has long lead times to replace and may be difficult to maintain or repair, requiring us to be self-reliant. Some of the machinery we use is more than 20 years old and is no longer produced by its manufacturer, requiring us to adapt a newer version to our needs, which would involve additional delay, effort and expense on our part. If current or potential customers require a second source for their card programs (which is a common business practice) they could decide to use one of our competitors that may have multiple sources of supply. This would harm our business and financial results.

          IF WE ARE UNABLE TO BUY RAW MATERIALS IN SUFFICIENT QUANTITIES AND ON A TIMELY BASIS, WE WILL NOT BE ABLE TO DELIVER PRODUCTS TO CUSTOMERS ON TIME WHICH COULD CAUSE US TO LOSE CUSTOMERS, AND OUR REVENUES COULD DECLINE. Most of the raw materials used in the manufacture of optical memory cards are available from one or more qualified suppliers. Such materials include plastic films used in optical memory card production, which are available from one supplier in the U.S. and from multiple foreign suppliers. Processing chemicals, inks and bonding adhesives are obtained from various U.S. and foreign suppliers. However, certain photographic films are commercially available solely from Eastman Kodak Company (“Kodak”) of the United States. No assurance can be given that Kodak will continue to supply such photographic films on a satisfactory basis and in sufficient quantities to meet our requirements. If Kodak were to discontinue manufacturing the film from which our optical media is made, we would endeavor to establish an alternate supplier for such film, although the purchase price could increase and reliability and quality could decrease from a new supplier. No assurance can be given that there will be adequate demand to attract a second source. In addition, an alternate supplier could encounter technical issues in producing the film as there may be know-how and manufacturing expertise which Kodak has developed over the years which an alternate supplier may have difficulty replicating. We currently have on hand and on order enough film inventory to produce cards for orders projected over the next nine to fifteen months. If Kodak announced that it would no longer offer film, we would request that Kodak provide us with a last-buy opportunity which we would plan to take maximum advantage of, although no assurance can be given that Kodak would provide us with such an opportunity. There can be no assurance that we would be able to procure an alternate source of supply of these films on reasonable terms or at all, which could force us to design new cards using different materials. This could be very disruptive to our business, result in increased costs and lower quality products, and could cause us to lose sales. Further, we are researching other materials for use as optical memory card media.

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

          SEVERAL OF OUR PROGRAMS INVOLVE OUR CARDS AS PART OF A SOLUTION WHICH INCLUDES TECHNOLOGIES OF THIRD PARTIES. DIFFICULTIES ENCOUNTERED BY THESE THIRD PARTIES COULD CAUSE OUR ULTIMATE CUSTOMERS, GENERALLY GOVERNMENTS, TO FIND FAULT IN OPTICAL CARDS AND SWITCH TO OTHER SOLUTIONS EVEN IF OUR OPTICAL TECHNOLOGY IS NOT THE ROOT CAUSE OF ANY FAULT. In certain of our current programs various third-party technologies such as contact or contactless chips are added to our cards. The embedding or addition of other technologies to the LaserCard optical memory card, especially when contracted to independent third parties, could potentially lead to technical, compatibility and other issues. In such circumstances, it may be difficult to determine whether a fault originated with our technology or that of a co-supplier or the person embedding or adding the third party technology to our cards. If such faults occur, they could be difficult, expensive, and time-consuming to resolve. Such difficulties could lead to our ultimate customers, the foreign governments, switching to other technologies even if optical technology is not the root cause of the fault(s). The resulting loss of customers would adversely affect our revenues.

          WE ARE LARGELY DEPENDENT ON SYSTEMS INTEGRATORS FOR IMPLEMENTATION OF CARD PROGRAMS AND THEIR METHOD OF IMPLEMENTATION MAY NOT BE SUCCESSFUL DUE TO QUALITY OR COST. We mainly sell to VARs and system integrators who in turn sell solutions to the end customer. The integrators may not follow the recommendations we provide for the handling, processing, and printing on our cards and working with the end-user in the card issuing process. This could lead to low quality, high costs, or both resulting in damage to our reputation and loss of the contract. In order to mitigate this risk, we work to train the integrators to avoid such situations but cannot control their work and may not always be successful in our training. We plan to continue to offer this support and then transition the card issuing process to local resources once the program is running successfully. There can be no assurance that issues with our systems integrators in the future will not damage our reputation, reduce our revenues, or cause us to lose various governmental programs.

          OUR OPTICAL MEMORY CARDS HAVE A COMPLEX STRUCTURE THAT REQUIRES A HIGH DEGREE OF TECHNICAL KNOWLEDGE AND EXPERIENCE TO MEET INCREASINGLY STRINGENT PERFORMANCE REQUIREMENTS. WE HAVE AND COULD IN THE FUTURE AGREE TO CERTAIN CHARACTERISTICS BEYOND THOSE REQUIRED IN INDEPENDENTLY PUBLISHED STANDARDS. THIS COULD INCREASE OUR COST OF MANUFACTURING CARDS OR RESULT IN ACCEPTING RETURNS OR GIVING CREDITS TO THE CUSTOMER IF WE FAIL TO COMPLY WITH THESE CHARACTERISTICS. MANY CUSTOMERS MAINTAIN SIGNIFICANT ADVANCE INVENTORY WHICH INCREASES THIS RISK. There can be no assurance that we will be able to meet customers’ quality or standards requirements consistently. This could lead to high manufacturing costs due to low product yields or unexpected product returns. We employ a rigorous quality control procedure, are ISO 9001:2000 certified and we strive to deliver product that meets published standards and customer expectations. Even so, we cannot give assurance that our products will meet customer expectations in all cases. We have in the past, and we may in the future, replace product held by the customer or give credit for products previously delivered. Any failure to meet our customers’ standards may harm our reputation, result in product returns and inventory write downs, and may cause us to lose sales and customers.

          IF WE FAIL TO PROTECT OUR INTELLECTUAL PROPERTY RIGHTS, COMPETITORS MAY BE ABLE TO USE OUR TECHNOLOGIES, WHICH COULD WEAKEN OUR COMPETITIVE POSITION, REDUCE REVENUES, OR INCREASE COSTS. We use a combination of patent, trademark, and trade secret laws, confidentiality procedures, and licensing arrangements to establish and protect our proprietary rights. Our existing and future patents may not be sufficiently broad to protect our proprietary technologies. Despite our efforts to protect proprietary rights, we cannot be certain that the steps we have taken will prevent the misappropriation or unauthorized use of our technologies, particularly in foreign countries where the laws may not protect proprietary rights as fully as U.S. law. Any patents we may obtain may not be adequate to protect our proprietary rights. Our competitors may independently develop similar technology, duplicate our products, or design around any of our issued patents or other intellectual property rights. Litigation may be necessary to enforce our intellectual property rights or to determine the validity or scope of the proprietary rights of others. This litigation could result in substantial costs and diversion of resources and may not ultimately be successful. Litigation, or the threat of litigation, may also cause us to have to license third-party technology, which would increase our costs and harm our margins. We cannot predict whether the expiration or invalidation of our patents would result in the introduction of competitive products that would affect our future revenues adversely. However, since our technology is now in the commercial stage, our know-how and experience in volume card production, system development and software capabilities, brand-name recognition within our card markets, and well-known status in the optical memory cards market may be of greater importance than our patents. At this time, we believe that our existing patent portfolio is helpful but is no longer essential for maintaining the LaserCard optical memory card’s market position.

          THE MARKETS FOR OUR PRODUCTS ARE COMPETITIVE, AND IF WE ARE UNABLE TO COMPETE SUCCESSFULLY, REVENUES COULD DECLINE OR FAIL TO GROW. Our optical memory cards may compete with optical memory cards that can be manufactured and sold by three of our licensees (although none is currently doing so) and with other types of portable data storage technologies applied to ID cards. These may include RF enabled chip and RFID tags. Financial, personnel and marketing resources of some of the competing companies are significantly greater than our resources. Competitive product factors include system/card portability, interoperability, price-performance ratio of cards and associated equipment, durability, environmental tolerance, and card security. Although we believe our cards offer key technological and security advantages for certain applications, the current price of optical card read/write drives could be a competitive disadvantage in some of our targeted markets. Nevertheless, we believe the cost of ownership of an optical card system is competitive in applications requiring large populations of cards because of the relatively high overall cost to implement a system based on our major competition, IC cards.

          THE PRICE OF OUR COMMON STOCK IS SUBJECT TO SIGNIFICANT VOLATILITY. The price of our common stock is subject to significant volatility, which may be due to fluctuations in revenues, earnings, liquidity, press coverage, analyst recommendations, financial market interest, trading volume, and stock market conditions, as well as changes in technology and customer demand and preferences. As a result, our stock price might be low at the time a stockholder wants to sell the stock. For example, during fiscal year 2009 our stock price fluctuated from a high of $9.73 per share to a low of $2.05 per share. Also, since we have a relatively low number of shares outstanding (approximately 12 million shares) there will be more volatility in our stock if one or two major holders, for example, large institutional holders, attempt to sell a large number of shares in the open market. Furthermore, our trading volume is often small, meaning that a few trades may have disproportionate influence on our stock price. In addition, someone seeking to liquidate a sizeable position in our stock may have difficulty doing so except over an extended period or privately at a discount. Thus, if one or more stockholders were to sell or attempt to sell a large number of its shares within a short period of time, such sale or attempt could cause our stock price to decline. There can be no guarantee that stockholders will be able to sell the shares that they acquired at a price per share equal to or greater than the price they paid for the stock.

          WE ARE SUBJECT TO RISKS ASSOCIATED WITH CHANGES IN FOREIGN CURRENCY EXCHANGE RATES. Part of the manufacturing process of certain LaserCard products that we sell outside the U.S. takes place in our operations in Germany. Also, some of the raw materials we use to manufacture optical memory cards are sourced in Europe. These costs are denominated in Euros, the currency used in much of Europe. However, when we sell our finished products, the prices that we charge are denominated in U.S. dollars. Accordingly, we are subject to exposure when the exchange rate for Euros increases in relation to the U.S. dollar. As of March 31, 2009, we had not entered into a forward exchange contract to hedge against or potentially minimize the foreign currency exchange risk related to transactions other than those related to inter-company payables and receivables. The losses on foreign currency exchange related to purchase transactions and intercompany receivables for both fiscal years 2009 and 2008 were immaterial, but we give no assurance that such losses will not be significant in the future.

          WE HAVE INVESTED A SIGNIFICANT PORTION OF OUR CASH IN AUCTION RATE SECURITIES (“ARS”), WHICH BECAME ILLIQUID IN FEBRUARY 2008. WE COULD RECORD FURTHER IMPAIRMENT CHARGES IF THE FAIR VALUE OF THESE INVESTMENTS DECLINES FURTHER. As of March 31, 2009, we held $13.5 million par value (with a fair value of approximately $12.2 million), of marketable securities consisting of ARS. Given the disruptions in the credit markets and the fact that the liquidity for these types of securities remains uncertain, as of March 31, 2009, we classified all of our ARS as noncurrent assets in our consolidated balance sheets as our ability to liquidate such securities in the next twelve months is uncertain. We accepted a rights offering by UBS in December 2008. The Company elected to adopt Statement of Financial Accounting Standards (“SFAS”) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”) on the Put Option received in the rights offering and elected to treat our ARS portfolio from available-for-sale to trading securities. The transfer resulted in the reversal of prior unrealized losses, net of taxes, on the ARS from accumulated other comprehensive income and the recording of an other-than temporary impairment of approximately $1.3 million on the $13.5 million (par value) portion of our ARS portfolio and the recognition of a benefit of approximately $1 million related to the Put Option provided by the settlement. The transfer to trading securities reflects management’s intent to exercise its Put Option during the period June 30, 2010 through July 3, 2012. We will analyze the fair value of the ARS at each balance sheet date. In order to validate the fair value estimate of these securities, we incorporated assumptions such as credit quality or financial standing of the issuer, final stated maturities, estimates on the probability of the issue being called prior to final maturity, impact due to extended periods of maximum auction rates, liquidity risk premium, and broker quotes from independent valuators using widely accepted financial models. We believe that these are reasonable estimates reflecting the unique circumstances of the subject SLARS and the method of valuing the put as a forward contract is reasonable. However, due to the unprecedented issues surrounding the global credit market, these assumptions may change considerably and may result in further impairment charges. If UBS is insolvent on June 30, 2010 or otherwise unable to fulfill its obligations described in the October 7, 2008 prospectus, we may incur additional losses on the ARS especially if we would need to liquidate them over a short period of time.

          THE AMOUNT OF OUR NET OPERATING LOSS CARRYFORWARDS (“NOLS”) IS UNCERTAIN AND PRIOR TRANSACTIONS TO WHICH WE HAVE BEEN A PARTY AND FUTURE TRANSACTIONS TO WHICH WE MAY BECOME A PARTY, INCLUDING STOCK ISSUANCES AND CERTAIN SHAREHOLDER STOCK TRANSACTIONS, MAY JEOPARDIZE OUR ABILITY TO USE SOME OR ALL OF OUR NOLS. In addition, California and certain states have recently suspended or are considering suspending, the ability to use NOLs in future years and this could adversely affect future operating results. Based on current tax law, we believe we have certain NOLs for U.S. federal and state income tax purposes to offset future taxable income. As of March31, 2009, we had incurred significant losses in the U.S. Our ability to utilize these NOLs may be subject to significant limitations under Section 382 of the Internal Revenue Code if we have undergone, or undergo in the future, an ownership change. An ownership change occurs for purposes of Section 382 of the Internal Revenue Code if, among other things, stockholders who own or have owned, directly or indirectly, 5% or more of our common stock (with certain groups of less-than-5% stockholders treated as a single stockholder for this purpose) increase their aggregate percentage ownership of our common stock by more than fifty percentage points above the lowest percentage of the stock owned by these stockholders at any time during the relevant three-year testing period. In the event of an ownership change, Section 382 imposes an annual limitation, based upon the value of the Company at the time of the ownership change, on the amount of taxable income a corporation may offset with NOLs. Any unused annual limitation may be carried over to later years until the applicable expiration date for the respective NOLs. To the extent that these NOLs become significantly limited, we expect to be taxed on our income, if any, at the U.S. federal and state statutory rates. As a result, any inability to utilize these NOLs would adversely affect future operating results by the amount of the federal or state taxes that would not have otherwise been payable, having an adverse impact on our operating results and financial condition. In addition, the inability to use NOLs would adversely affect our financial condition relative to our financial condition had the NOLs been available. In addition, California and certain states have suspended use of NOLs, and other states are considering similar measures. As a result, we may incur higher state income tax expense in the future. Depending on our future tax position, continued suspension of our ability to use state NOLs could have an adverse impact on our operating results and financial condition.

          WE SOLD A CARD MANUFACTURING LICENSE UNDER WHICH WE WILL PROVIDE CERTAIN FACTORY SET-UP AND TRAINING SERVICES TO PREVENT GLOBAL OF SLOVENIA. IF WE AND PREVENT GLOBAL ARE SUCCESSFUL, THEY COULD COMPETE WITH US FOR BUSINESS. We are obligated to deliver the contracted manufacturing equipment and installation support to Prevent Global for its to-be-built new card manufacturing facility in Slovenia, to provide a targeted initial manufacturing capacity of 10 million optical cards annually. Our obligation arises under an agreement with Global Investment Group Ltd (“GIG”) which was assumed by Prevent Global in 2007. GIG has recently claimed that it has rights to the agreement, which Prevent Global disputes. It is possible that we, Prevent Global or GIG will commence litigation to enforce rights under this agreement in England, the venue for disputes under the agreement. Any such litigation may be expensive to us and distracting to our management even if we ultimately prevail. In addition, if either Prevent Global or GIG does not perform under the agreement, we may not receive the expected benefits under the agreement, including profits and payment of past due amount.

          Even if Prevent Global is able to maintain its position as contractual counterparty, no assurance can be given that Prevent Global will make a plant site ready to accept equipment deliveries; that Prevent Global will arrange for pick-up of the equipment; that the equipment will be able to be successfully installed so that the plant becomes operational; or that Prevent Global will raise the financing required to complete the project and commence operations. Assuming the plant becomes operational, we will also be assigning a person to be on site through March 31, 2011, and throughout the license term if the option is elected by Prevent Global, to monitor quality, security, and operational procedures, with a mutual goal that the facility and the cards made in Slovenia conform to our standards. If cards are not produced in conformance with our quality standards, the reputation and marketability of optical memory card technology could be damaged. If the factory does not become operational and produce quality cards in high volume, or if Prevent Global is unable to raise sufficient capital to build, equip and operate this facility, we would not obtain the hoped-for benefits--including ongoing royalties, sales of raw materials to Prevent Global, and expansion of the European market. On the other hand, if and when the factory is successfully manufacturing the cards in high volume, it could compete against us for business in certain territories, which could reduce our potential card revenues if the market does not expand. Revenue on the contract will begin to be recognized when the equipment has been installed and is operating according to specification and training completed, which date is dependent in part on Prevent Global providing a facility in Slovenia.

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

          FOREIGN GOVERNMENT REGULATIONS COULD ADVERSELY AFFECT RESULTS OF OPERATIONS. We sell our products worldwide and, therefore, our products must comply with various domestic and international laws, regulations and standards and our business could be subject to risks due to changes in a country’s or region’s political, regulatory or economic conditions. We may experience difficulty in securing required approvals, licenses or permits on commercially reasonable terms, or at all. Differing tax laws and changes in those laws may also affect our future results of operations. The implementation of unfavorable regulations or industry standards, or unfavorable interpretations of existing regulations by courts or regulatory bodies, could require us to incur significant compliance costs, cause the development of the affected products to become impractical or otherwise adversely affect our ability to produce or market our products. Failure to comply with existing or new laws or regulations, including export and import restrictions and barriers, or to obtain timely domestic or foreign regulatory approvals, licenses or permits could result in lost sales or increased costs.

          PANDEMICS THROUGHOUT THE WORLD COULD ADVERSELY AFFECT OUR BUSINESS. The occurrence of a pandemic such as the Swine Flu coupled with the lack of government readiness and support in those countries where we do business could temporarily impede our revenue growth.

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

          AS A RESULT OF OUR REQUIRED ANNUAL EVALUATION OF OUR INTERNAL CONTROLS OVER FINANCIAL REPORTING, WE MAY IDENTIFY INTERNAL CONTROL WEAKNESSES NEEDING REMEDIATION, WHICH COULD HARM OUR REPUTATION. We have completed the evaluation of our internal controls over financial reporting as required by Section 404 of the Sarbanes-Oxley Act of 2002 for the fiscal years ended March 31, 2009 and 2008. Although our assessment, testing and evaluation resulted in our conclusion that as of March 31, 2009 and 2008, our internal controls over financial reporting were effective, we cannot predict the outcome of our testing in future periods. Because of the inherent limitation of disclosure controls, no evaluation of such controls can provide absolute assurance that all control issues and instances of fraud, if any, within our Company have been detected. If our internal controls are found to be ineffective in future periods, our reputation could be harmed. We may incur additional expenses and commitment of management’s time in connection with further evaluations, both of which could materially increase our operating expenses and accordingly reduce our net income.

          IF WE ENGAGED IN ACQUISITIONS, WE WOULD INCUR A VARIETY OF COSTS AND THE ANTICIPATED BENEFITS MIGHT NEVER BE REALIZED. In recent times, we have not made any acquisitions other than Challenge Card Design and Cards & More in March 2004 and there can be no assurance that we will be able to successfully integrate any business, products, technologies or personnel that we might acquire in the future. Future acquisitions may result in substantial dilution of our current stockholders’ percentage ownership; expenditure of our current limited cash resources; incurrence of debt, amortization of expenses related to goodwill, research and development and other intangible assets or large and immediate write-offs; and assumption of liabilities. Our operation of any acquired business will also involve numerous risks, including assimilating employees, operations, technologies and products; unanticipated costs; diverting our management’s time and attention from the day-to-day operation of our business; entering markets in which we have no or limited direct experience; potentially losing key employees from the acquired company; and adversely effecting our existing business relationships. If we fail to adequately manage these risks, we may not achieve the intended benefit of any acquisition.

          WE MAY FACE RISKS FROM OUR FOREIGN OPERATIONS AND SUBSTANTIAL INTERNATIONAL SALES. Our LaserCard products are used in countries around the world in addition to the United States, such as Germany, United Kingdom, Switzerland, Angola, Italy, India, Costa Rica and the Kingdom of Saudi Arabia. International sales accounted for approximately 84% of our revenues for the year ended March 31, 2009, 78% for the year ended March 31, 2008 and 74% for the year ended March 31, 2007. We also operate a German subsidiary. Our international operations are subject to the following risks, among others: difficulty with staffing and managing international operations; transportation and supply chain disruptions and increased transportation expense as a result of epidemics, terrorist activity, acts of war or hostility, increased security and less developed infrastructure; political and economic uncertainty caused by changes in governments, epidemics, terrorism or acts of war or hostility; difficulties in collecting receivables and longer accounts receivable payment cycles; and potentially adverse tax consequences. For example, our German subsidiary, CCD, entered into a contract to provide consulting services and equipment to the Golden Chip Company (“GCC”) of Saudi Arabia to enable GCC to establish a card manufacturing facility in Saudi Arabia. After many delays on the part of GCC, GCC has alleged that CCD failed to perform under this contract and has demanded payment of damages. CCD has disputed this claim and reserved the right to terminate the contract and claim damages against GCC for lost profits. GCC has threatened to bring arbitration proceedings in London, United Kingdom, to enforce its rights under the agreement. Litigation, including arbitration, can be expensive, especially in the United Kingdom, and can cause significant management distraction, even if we ultimately prevail.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

          As of March 31, 2009, approximately 70,000 square feet of floor space are leased by us on a long-term basis for card manufacturing, read/write drive production, administration, sales, and research and development, in two buildings located in Mountain View, California. One 27,000-square foot building is used for optical memory card production and one 43,000 square-foot building is used for optical card production, read/write drive production, administration, sales, and research and development. These leases will expire in October 2013 and in March 2014. Upon expiration of the leases, we believe that these or other suitable buildings will be available to be leased on a reasonable basis. We lease a portion of a building in Ratingen, Germany, and a building in Rastede, Germany totaling approximately 15,000 square feet, for optical and specialty card manufacturing, distribution, administration and sales on leases one of which will expire within a six-month notice and the other in March 2012. Also, we own land and an approximately 14,000 square foot building in Rastede, Germany that is used in production of specialty cards and research and development. We also lease a small office in Huntington, New York for marketing activities. We believe these leased and owned facilities to be satisfactory for our present operations.

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

          Our only class of common stock, $0.01 par value, is traded on The Nasdaq Global Market under the symbol LCRD. The table below sets forth the high and low sale prices for our common stock (rounded to two decimal points) as reported by Nasdaq during the fiscal periods indicated.

QUARTERLY STOCK PRICES

	Fiscal Year 2009		Fiscal Year 2008
	High Price	Low Price	High Price	Low Price
First Quarter	$9.73	$4.55	$13.30	$9.96
Second Quarter	6.19	3.55	12.74	9.75
Third Quarter	6.10	2.54	11.54	8.80
Fourth Quarter	4.40	2.05	12.94	7.37

          As of March 31, 2009, there were approximately 677 holders of record of our common stock. The total number of stockholders is believed by us to be several thousand higher since many holders’ shares are listed under their brokerage firms’ names.

          We have never paid cash dividends on our common stock. We anticipate that for the foreseeable future we will retain any earnings for use and reinvestment in our business.

          We did not repurchase any of our outstanding shares or other securities during fiscal year ended March 31, 2009 and fiscal year ended March 31, 2008.

          For information regarding securities authorized for issuance under equity compensation plans, see Part III, Item 12 below.

Stock Performance Graph

          In the following stock performance graph, the cumulative total return on investment for our common stock over the past five fiscal years is compared with the Russell 2000 Stock Index (“Russell 2000”) and the University of Chicago Center for Research in Security Prices (“CRSP”) Total Return Index for the Nasdaq Stock Market Electronic Components industry group (“Nasdaq Electronic Components”). The Russell 2000 is a benchmark index for small capitalization stocks. The Nasdaq Electronic Components index is used because the majority of our revenues currently are derived from the sale of optical recording media (optical memory cards). The chart assumes that the value of the investment in our stock and each index was $100 on March 31, 2004, and that any dividends were reinvested.

* $100 invested on 3/31/04 in stock or index-including reinvestment of dividend.
Fiscal year ending March 31.

The stock performance graph was plotted using the following data:

	Fiscal Years Ended March 31,
	2004	2005	2006	2007	2008	2009

LaserCard Corp.	$100.00	$37.29	$168.14	$91.28	$63.91	$17.11
Russell 2000	100.00	105.41	132.66	140.50	122.23	76.39
NASDAQ Electronic Components	100.00	79.99	90.87	89.00	86.75	58.81

ITEM 6.	SELECTED FINANCIAL DATA

          The following selected consolidated financial information as of and for each of the five fiscal years in the period ended March 31, 2009 is derived from our consolidated financial statements. This financial data should be read in conjunction with the consolidated financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing in Item 7 of this report.

LASERCARD CORPORATION AND SUBSIDIARIES
FIVE-YEAR SUMMARY OF CONSOLIDATED FINANCIAL INFORMATION
Fiscal Years Ended March 31, 2005 - 2009
(In thousands, except per share amounts)

STATEMENT OF OPERATION DATA	2009	2008	2007	2006	2005

Revenue	$49,771	$37,008	$32,270	$39,857	$28,544
Cost of sales	32,600	27,009	25,406	24,804	22,637
Gross profit	17,171	9,999	6,864	15,053	5,907
Selling, general, and administrative expenses	15,424	15,253	13,575	11,949	11,891
Research and development expenses	2,366	2,878	3,095	2,338	3,018
Impairment of goodwill and intangible assets	—	—	3,811	—	—
Interest and other income, net	(235)	812	895	471	240
Income (loss) before income taxes	(854)	(7,320)	(12,722)	1,237	(8,762)
Income tax (benefit) provision	86	(114)	(351)	443	139
Net income (loss)	$(940)	$(7,206)	$(12,371)	$794	$(8,901)
Net income (loss) per share:
Basic	$(0.08)	$(0.60)	$(1.05)	$0.07	$(0.78)
Diluted	$(0.08)	$(0.60)	$(1.05)	$0.07	$(0.78)
Weighted average number of common and common equivalent shares:
Basic	12,052	11,929	11,814	11,415	11,362
Diluted	12,052	11,929	11,814	11,587	11,362

BALANCE SHEET DATA
Current assets	$41,814	$23,625	$37,304	$39,574	$21,310
Current liabilities	22,886	9,866	9,083	9,228	6,764
Total assets	74,290	56,306	58,100	62,335	48,768
Long-term liabilities	31,556	28,714	26,418	21,090	15,326
Stockholders’ equity	19,848	17,726	22,599	32,017	26,678

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          This annual report on Form 10-K, including the following management’s discussion and analysis, contains forward-looking information that you should read in conjunction with the consolidated financial statements and notes to consolidated financial statements that we have included elsewhere in this annual report on Form 10-K. For this purpose, any statements contained in this report that are not statements of historical facts may be deemed to be forward-looking statements. Words such as “believes,” “plans,” “anticipates,” “expects,” “will” and similar expressions are intended to identify forward-looking statements. Our actual results may differ materially from the plans, intentions, or expectations we disclose in the forward-looking statements we make. We have included important factors under the heading “Risk Factors” in Item 1A above that we, among other factors, believe could cause actual results to differ materially from the forward-looking statements we make. We are not obligated to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

          Headquartered in Mountain View, California, LaserCard Corporation, together with its subsidiaries, is a leading provider of secure ID solutions to governments and commercial clients worldwide. We develop, manufacture, and integrate LaserCard® optical memory cards (“OMCs”), encoders, peripherals, smart and specialty cards, biometrics, and modular software. Our cards and systems are used in various applications, including citizen identification, government service delivery and facility access. Our cards and systems are used in countries around the world, such as the United States, Germany, United Kingdom, Switzerland, Angola, Italy, India, Costa Rica and the Kingdom of Saudi Arabia, for demanding applications including government service provision and facility access. LaserCard’s wholly-owned German subsidiary, CCD, with offices in Rastede and Ratingen, Germany, manufactures and offers a wide range of high quality specialty cards, plus card personalization and ID management solutions under the CCD and Cards & More brands.

          The majority of our revenue is from sales of products and services through partners such as value added resellers (“VARs”) and system integrators (“SIs”) who generally have specific experience in the development of markets and applications for LaserCard products. We have sales staff located in California, the Washington D.C. area and Germany, whose principal role is developing and supporting our VARs and SIs reseller channel.

          Our revenues are derived mainly from advanced technology cards used in government identity programs, such as optical memory, contact, contactless and RFID cards, and from high quality specialty cards for applications such as major event badging and access control. The remainder of our revenues comes from the sale of enabling services, such as consulting, custom application development and the integration of ID Management Solution modules, such as data capture, card personalization and quality assurance; and from equipment sales, knowledge transfer and licensing.

          Our reseller partners generally add value in the form of application software development, system integration, installation, training and support services. We are continuing our program to recruit new VARs and SIs in strategically important markets.

          We emphasize selling secure credentials into government programs for individual identification. We offer a range of products including cards that contain magnetic stripe, contactless Radio Frequency Identification (“RFID”), contact IC chip, optical memory, holograms, biometric identification, or a combination of such features. This allows us to sell to a wide range of customers around the world.

          OMCs are a proprietary product of LaserCard for which we hold 20 U.S. patents. In addition, we have years of know-how in the manufacture and use of cards, encoding devices, read/write drives, systems, enabling services and software. This provides a basis for highly leveraged contribution margins in the OMC segment. Therefore, our strategy is to sell all card technologies with a goal to upgrade programs to optical memory when possible.

          We sell encoders and read/write drives at near direct manufacturing cost to enable sales of optical memory cards. This often results in negative gross profits for our Drives, Systems and Enabling Services segment when equipment volume does not allow for the contribution necessary to cover fixed costs and we do not have sizable enabling services. Even at higher volume, the gross profit margin on encoders and read/write drives will probably not exceed 10%.

          We provide Enabling Services as a strategy to promote card sales. Examples include the furnishing of equipment, training and management of a card issuance system for the Kingdom of Saudi Arabia national ID card program, and a complete data collection, data base, and card issuing system for the Costa Rica Foreign Resident ID Card program and the National ID Card program in Angola.

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

          Our principal strategies for long-term revenue growth are to:

o	Maintain, leverage and expand the existing optical memory card user community of national and regional governments worldwide;

o
Increase revenues by offering enabling services, such as consulting, custom software development, and the development of integrated secure ID solutions, which can include data capture, personalization, quality assurance modules; and

o	Increase market share for specialized cards and associated ID management solutions, such as major event badging and access control and university student ID.

          Currently our optical memory card segment revenues are mainly derived from the following programs; the U.S. DHS Green Card programs, a National ID Card for the Kingdom of Saudi Arabia, three state-level vehicle registration card programs in India, a Foreign Resident ID Card program in Italy, and the Foreign Resident ID card program in Costa Rica. Also there are emerging programs such as the National Citizen ID Card program in Italy, a government agency card program in Italy, and the recently announced National ID Card program in Angola.

          We may invest up to $2 million during fiscal year 2010 in additional capital equipment and leasehold improvement expenditures for optical memory card and specialty card production capacity and manufacturing enhancement at our facilities as necessary for increased volumes and for manufacturing efficiency.

Accounting Period

          For purposes of presentation, we label our annual accounting period end as March 31 and our quarterly accounting period ends as June 30, September 30 and December 31. In fact, we operate and report based on quarterly periods ending on the Friday closest to month end. Fiscal year 2009 ended on April 3, 2009, fiscal year 2008 ended on March 28, 2008, and fiscal year 2007 ended on March 30, 2007.

CONSOLIDATED RESULTS OF OPERATIONS

Revenues

          The table below presents consolidated revenues recorded by our U.S. and German operations for the fiscal years ended March 31 (in thousands):

	2009	2008	2007
U.S. operations	$33,978	$23,778	$20,492
German operations	15,793	13,230	11,778
	$49,771	$37,008	$32,270

          Revenues recorded by our U.S. operations are generally derived from a small number of government customers located throughout the world. Revenues recorded by our German operations are mainly from a relatively large number of commercial customers in EMEA, including universities in Germany for student identification cards and organizers of sporting events for secure access cards.

          Our major customers are shown below as a percentage of total revenues for the fiscal years ended March 31:

	2009	2008	2007
Omar K. ACSS Communications and Space Services Company Ltd. (“ACSS”)	25%	17%	13%
General Dynamics Information Technology (“GDIT”)	19%	29%	28%
Gemalto S.A. (“Gemalto”)	10%	14%	<10%

          Our major government card programs are shown below as a percentage of total revenues for the fiscal years ended March 31:

	2009	2008	2007
Kingdom of Saudi Arabia National ID Program	26%	23%	13%
United States Green Cards	14%	17%	23%
Other programs (each less than 10%):
Foreign Resident ID Card program in Costa Rica
Various card programs in Italy
Canadian Permanent Resident Cards
National ID Card in Angola

          The U.S. Green Card program for the DHS has been an important part of our revenue base. We recorded revenues of $5.8 million during fiscal year 2009 and approximately $6.4 million in each of the prior two fiscal years. DHS has been gradually reducing its inventory of current cards that had been designed in 1997 as it transitions its infrastructure to issue the newly designed Green Cards. This attributed to the 9% decrease in revenue during fiscal year 2009 as compared to fiscal year 2008. In January, 2009, we received a purchase order for approximately $8 million for the supply of new advanced U.S. Permanent Resident Cards (the “Green Card”). Deliveries on this order are expected to be completed during fiscal 2010.

          Another U.S. government program, the BCC, which accounted for approximately $0.2 million in revenue during the past fiscal year was redesigned in keeping with the requirements of the Western Hemisphere Travel Initiative and is now supplied by another manufacturer. Revenues for this program totaled $1 million in each of the prior two fiscal years.

          We also supply secure national ID cards to the Kingdom of Saudi Arabia. We recorded revenues of $13.2 million, $8.6 million, and $4.4 million for this program during fiscal years 2009, 2008, and 2007, respectively. We anticipate ongoing revenues to be in the range of $5.0 to $10.0 million per year. Our backlog at March 31, 2009 for this program totaled $0.9 million.

          We supply optical memory cards for vehicle registration programs for three states in India. Revenues for these programs totaled $4.4 million, $3.5 million, and $1.8 million during fiscal years 2009, 2008, and 2007, respectively. We expect ongoing orders to be in the range of $3.0 million to $4.0 million per year.

          For Costa Rica’s new Foreign Resident ID card, introduced in June 2008, their Department of Immigration (DGME) selected LaserCard’s tamper-proof optical memory technology featuring layered security. The move was designed to bring Costa Rica’s DGME closer to its vision of a “regional standard” in identity credentials to facilitate cross border travel and strengthened security across multiple countries in the Americas. We were also instrumental to the introduction of their new nationwide data capture facilities designed to accelerate use of the new, highly secure ID card by the country’s 200,000+ legal foreign residents. We recorded revenue of $3.2 million during fiscal year 2009 for this program.

          In Italy, we are the supplier of optical card stock for secure government identification programs, starting with the citizen ID card, Italian CIE cards, the Italian PSE cards, the CSE cards, and Italian’s Ministry of Justice ID cards. The CIE cards are currently being issued in low volume. We believe that conflicts over the cards’ validity period continues to be the main hurdle for initiation of volume issuance. In March 2009, we received an order from our VAR, Laser Memory Card S.p.A. for approximately $2.5 million for foreign resident ID cards and for special bi-lingual versions of the CIE cards which we partially delivered during the quarter ended March 31, 2009. Meanwhile, the Italian Ministry of Justice ID cards continue to be personalized and issued to Ministry employees by Italy’s state printer and prime contractor, Istituto Poligrafico e Zucca dello Stato S.p.A. (“Poligrafico”). We recorded revenue of $2.9 million, $0.5 million, and $2.4 million during fiscal years 2009, 2008, and 2007, respectively, for all of these Italian programs. Our backlog at March 31, 2009 for the various programs in Italy totaled $0.9 million.

          Under a subcontract for Canada’s Permanent Resident Cards, we recorded revenue of $1.8 million, $2.8 million, and $1.2 million during fiscal years 2009, 2008, and 2007, respectively. This subcontract expired on March 31, 2009. A small final order valued at $0.3 million will be delivered by June 2009.

          In January 2008, the government of Angola announced a contract award to DGM-Sistemas (“DGM”), of Luanda, Angola, for the delivery of a complete ID management system. The contract calls for an initial 8 million optical memory cards for the country’s new national citizen ID program to be issued as the infrastructure is built. Up to an additional 12 million cards could be issued later. We teamed with DGM as the exclusive supplier of cards for the project. Other team members include Unisys Corporation (NYSE: UIS) which is responsible for systems integration and our value-added reseller, Identicard S.A. of Portugal, which developed the system architecture. The indefinite delivery-indefinite quantity subcontract includes $103 million of products and services to be provided by LaserCard including optical memory cards, card personalization systems, and printer consumables over five years. We recorded revenue of $2.7 million for card personalization equipment and consumables during fiscal year 2009. Our backlog at March 31, 2009 for this order includes $8.8 million for optical memory cards. Card deliveries for this order are expected to begin in the second quarter of fiscal year 2010 and continue throughout the fiscal year.

          Revenues. Our total revenues consisted of sales in our three segments of (1) optical memory cards, (2) drives, systems and enabling services, and (3) specialty cards and card printers, as well as, at times, other miscellaneous items. Total revenues for fiscal years 2009, 2008, and 2007 were $49.8 million, $37 million and $32.3 million, respectively.

          The following table presents our consolidated revenues by segment for the fiscal years ended March 31 (in thousands, except for percentages):

	2009		2008	2007	Change 2009 vs 2008	Change 2008 vs 2007
Optical memory cards	$30,920		$22,139	$18,985	$8,781	$3,154
% of total revenues	62%		60%	59%

Optical card drives, systems, and enabling services	3,306		1,639	1,478	1,667	161
% of total revenues	7%		4%	4%

Specialty cards and card printers	15,789		13,230	11,807	2,559	1,423
% of total revenues	32%		36%	37%

Elimination of Intersegment revenue	(244)		—	—	(244)	—
% of total revenues	(1	% )	—	—

Total revenues	$49,771		$37,008	$32,270	$12,763	$4,738
% increase year over year					34%	15%

          The following table presents our optical memory card revenues by major program for the fiscal years ended March 31 (in thousands):

	2009	2008	2007	Change 2009 vs 2008	Change 2008 vs 2007
National ID Cards in the Kingdom of Saudi Arabia	$12,429	$7,650	$3,512	$4,779	$4,138
U.S. Green Cards & Laser Visas	6,827	7,432	7,409	(605)	23
Vehicle Registration in India	4,342	3,487	1,785	855	1,702
Italian government ID Card Programs	2,694	208	2,408	2,486	(2,200)
Foreign Resident ID Card in Costa Rica	2,240	—	—	2,240	—
Canadian Permanent Resident Cards	1,836	2,792	1,226	(956)	1,566
All other programs	552	570	2,645	(18)	(2,075)
Total optical memory card revenues	$30,920	$22,139	$18,985	$8,781	$3,154
% increase year over year				40%	17%

          Optical memory card revenues for fiscal year 2009 increased by $8.8 million or 40% as compared to fiscal year 2008 due to increased volume for the Kingdom of Saudi Arabia’s national ID card program, the Italian government’s foreign resident card program and the Costa Rican permanent resident card program. While we will no longer supply cards for the U.S. government’s BCC program and the Canadian government’s Permanent Resident card program, we expect growth in fiscal year 2010 due to the implementation of Angola’s national ID card program, the redesigned green card in the U.S. and other new programs.

          Optical memory card revenues for fiscal year 2008 increased by $3.2 million or 17% as compared to fiscal year 2007 due to the increased card sales volume for the Kingdom of Saudi Arabia’s national ID card program, the Canadian Permanent Resident card program and the vehicle registration program in India which offset the decreased card unit volume in the Italian and other card programs.

          Revenues in the drives, systems and enabling services segment for fiscal year 2009 increased by $1.7 million or 102% as compared to fiscal year 2008 due to the implementation of the credential issuance system in Costa Rica on the comprehensive end-to-end solutions that we developed, the implementation of the regionalized model for the national ID card program in the Kingdom of Saudi Arabia, and the delivery of the card personalization equipment and consumables for a complete ID management system in Angola.

          Revenues in the drives, systems and enabling services segment for fiscal year 2008 increased by $0.1 million or 11% as compared to fiscal year 2007 due to delivery of drives and systems for the national ID card program in the Kingdom of Saudi Arabia, and the ID programs in Italy.

          Specialty cards and card printers revenues for fiscal year 2009 increased by $2.6 million or 20% as compared to fiscal year 2008 due to our subsidiary’s focus on innovations in accreditation and access control applications for our core customers, including a major sporting event operator and our partners serving the majority of German universities. We also delivered equipment and consumables for a complete ID management system in Angola. The weakening world economy will probably have a negative effect on some portions of the specialty cards and card printers segment.

          Specialty cards and card printers revenues for fiscal year 2008 increased by $1.4 million or 12% as compared to fiscal year 2007 attributable to a favorable effect of Euro/Dollar exchange rate of approximately 11% and increased orders from a major sporting event operator.

Backlog

          Some of our customers generally place orders for a period of several months to a year or more, and others place orders for immediate or fast turn delivery. Variations in order placement from a single customer can materially affect backlog. As a result, the relative size of our backlog has not been a reliable indicator of future revenue trends. Our backlog for optical memory cards as of March 31, 2009 was $21.4 million and $1.2 million for specialty cards and card printers. There was no significant backlog for optical card drives, systems and enabling services as of March 31, 2009.

Gross Margin

          The following table presents our gross margin in absolute dollar amounts and as a percentage of revenue by segment for the fiscal years ended March 31 (in thousands, except for percentages):

	2009	2008	2007	Change 2009 vs 2008	Change 2008 vs 2007
Optical memory cards	$13,268	$7,991	$4,795	$5,277	$3,196
% of optical memory card revenues	43%	35%	25%

Optical card drives, systems and services	(301)	(633)	(463)	332	(170)
% of optical card drive revenues	NM	NM	NM

Specialty cards and card printers	4,204	2,641	2,532	1,563	109
% of specialty cards and card printers	27%	20%	25%
Total gross margin	$17,171	$9,999	$6,864	$7,172	$3,135
% of total revenue	35%	27%	21%

          OMCs. OMC gross margin can vary significantly based upon changes in average selling price, production and sales volumes, mix of card types, production efficiency and yields, and changes in fixed costs. Production unit volume greatly affects gross margin due to the absorption of fixed manufacturing costs. OMC gross margin for fiscal year 2009 was 43% of OMC revenue as compared to 35% of OMC revenue for fiscal year 2008. The combined favorable impact of increased sales volume in several major ID card programs, productivity improvements, and manufacturing cost reduction initiatives attributed to the increased gross margin. Depreciation and amortization was $1.7 million and $1.8 million for fiscal years 2009 and 2008, respectively. The non-cash charge for the reserve of obsolete inventory was $0.3 million and $0.05 million for fiscal years 2009 and 2008, respectively.

          Optical memory card gross margin for fiscal year 2008 was 35% of OMC revenue as compared to 25% of OMC revenue for fiscal year 2007. The increase in OMC gross margin was mainly due to a 17% increase in sales volume in several major ID card programs and product mix. Depreciation and amortization was $1.8 million and $1.7 million for fiscal years 2008 and 2007, respectively.

          Drives, Systems and Enabling Services. Except for the quarter ended June 30, 2008, drives, systems and enabling services gross margin has been negative over the past three years, inclusive of fixed overhead costs, due to low sales volume and our policy to price drives close to direct manufacturing cost to promote card sales resulting in the inability to cover fixed costs at current sales volumes. This segment also includes enabling services, which also have lower margins than optical memory cards. The increased costs associated with the implementation of enabling services capabilities, the non-cash charges of approximately $0.1 million for obsolete inventory and the $0.2 million write-off of obsolete equipment further attributed to the negative gross margin for this segment albeit revenue increased by 102% during fiscal year 2009 as compared to fiscal year 2008. Depreciation and amortization was approximately $0.2 million for each of the fiscal years 2009 and 2008. We anticipate that drives, systems and enabling services negative gross margins will continue in the future unless equipment sales volume is sufficient to cover fixed costs or there is material amount of Enabling Services revenue.

          Gross margin decreased by approximately $0.2 million despite improved sales during fiscal year 2008 as compared to fiscal year 2007 due to our policy to price drives close to direct manufacturing cost to promote card sales. Depreciation and amortization was approximately $0.2 million for each of the fiscal years 2008 and 2007.

          Specialty Cards and Card Printers. The gross margin on specialty cards and card printers was 27% of revenue for fiscal year 2009 as compared with 20% for fiscal year 2008. Our long-term time and material contract in Serbia concluded during the quarter ended March 31, 2009 contributing approximately 11% to the overall gross margin in this segment. Productivity improvements and manufacturing cost reduction initiatives also attributed to the increase. Due to the current economic conditions, we anticipate pressure on selling prices for specialty cards leading to lower margins in this segment unless offset by the continuation of increased revenues of the higher value printer and systems products. Our gross margins in this segment will also be harmed in the future as compared to fiscal year 2009 by the conclusion of our Serbia contract. We may not be able to mitigate fluctuations in foreign exchange through our forward contracts. This may cause adverse impact on our foreign operations.

          The gross margin on specialty cards and card printers was 20% for fiscal year 2008 as compared to gross margin of 21% for fiscal year 2007.

Operating Expenses

          The following table presents operating expenses for the fiscal years ended March 31 (in thousands, except for percentages):

	2009	2008	2007	Change 2009 vs 2008	Change 2008 vs 2007
Selling, general and administrative expenses	$15,424	$15,253	$13,575	$171	$1,678
% of change from prior year	1%	12%	14%
% of Revenue	31%	41%	42%

Research and development expenses	2,366	2,878	3,095	(512)	(217)
% of change from prior year	(18%)	(7%)	32%
% of Revenue	5%	8%	10%

Impairment of goodwill and intangible assets	—	—	3,811	—	(3,811)
Total operating expenses	$17,790	$18,131	$20,481	$(341)	$(2,350)

          Selling, General, and Administrative Expenses (“SG&A”). SG&A expenses for fiscal year 2009 increased by approximately $0.2 million, or 1% as compared to fiscal year 2008. As a percentage of revenue, SG&A expenses were 31% in fiscal year 2009, compared to 41% in fiscal year 2008. Selling and marketing expenses related to sales commissions for new programs increased by $1 million during fiscal year 2009 as compared to fiscal year 2008. This increase was offset by decreases in consulting, professional services, and approximately $0.9 million of a non-recurring severance expense related to our retiring CEO during fiscal year 2008. Depreciation and amortization was approximately $0.8 million and $0.6 million for fiscal years 2009 and 2008, respectively. We anticipate the total SG&A expenses, net of incentive expenses, for fiscal year 2010 will be about the same as those incurred in fiscal year 2009.

          SG&A expenses for fiscal year 2008 increased by $1.7 million, or 12% as compared to fiscal year 2007. As a percentage of revenue, SG&A expenses were 41% in fiscal year 2008, compared to 42% in fiscal year 2007. Approximately $0.9 million of the increase was due to expenses relating to the retirement agreement with the CEO. Depreciation and amortization was approximately $0.6 million and $0.5 million for fiscal years 2008 and 2007, respectively.

          Research and Development Expenses (“R&D”). R&D expenses for fiscal year 2009 decreased by $0.5 million, or 18% as compared to fiscal year 2008. As a percentage of revenue, R&D expenses were 5% in fiscal year 2009, compared to 8% in fiscal year 2008. During fiscal 2009, various R&D projects were realigned and cost reductions were implemented consistent with a ‘milestone’- based R&D strategy. We are continuing our effort to develop new optical memory card and non-optical card features and structures, including various composite card structures to allow the insertion of contactless chips with RF capability, dual-interface (contact-contactless) with optical memory, OVD products, and other market-driven requirements. We are also developing enhanced optical memory card read/write drives for both increased reliability and ease of use and integration; and new software products and services in an effort to provide new products that can stimulate optical memory card sales growth. We anticipate that these ongoing research and development efforts should result in enhanced card features and capabilities and drives with advanced security features and/or lower manufacturing costs; however, there is no assurance that such product development effort will be successful. These features are important for our existing and future optical memory card markets. We anticipate R&D expenditures of about $0.4 million per quarter during fiscal year 2010.

          R&D expenses for fiscal year 2008 decreased by $0.2 million, or 7% as compared to fiscal year 2007. As a percentage of revenue, R&D expenses were 8% in fiscal year 2008, compared to 10% in fiscal year 2007.

          Impairment of Goodwill and Other Intangible Assets. On March 31, 2007, upon review of our annual impairment evaluation of goodwill and other intangible assets, we determined that estimated future cash flows from our purchase of CCD were insufficient to justify the carrying value of our goodwill based on management’s decision to suspend significant optical memory card production in Germany. As such, we recorded a non-cash, pre-tax impairment charge of approximately $3.8 million to write-off the goodwill and indefinite-lived other intangible assets to comply with SFAS No. 142, Goodwill and other Intangible Assets.

Other Income (Expense), Net

          The following table presents other income (expense), net, for the fiscal years ended March 31 (in thousands):

	2009	2008	2007
Interest income	$365	$888	$980
Interest expense	(141)	(72)	(107)
Loss due to fair value of investments	(261)	—	—
Other income (expense)	(198)	(4)	22
	$(235)	$812	$895

          Other Income (Expense), Net. Interest income for fiscal year 2009 decreased by $0.5 million, or 59% as compared to fiscal year 2008 due to a decline in interest rates from a weighted-average of 2.18% for fiscal 2008 down to 1.57% for fiscal 2009. The increase of interest expense for fiscal year 2009 by $0.07 million, or 96% as compared to fiscal year 2009 was largely due to the effects on premiums from our forward currency contracts. The loss on fair value of the ARS’ investments, net of gain on the fair value of the Put Option, resulted in approximately $0.3 million non-cash charge during fiscal year 2009. We believe that if the assumptions that we used for UBS’ credit risk remain unchanged through June 30, 2010, we will recover this loss in future periods up to the quarter ended June 30, 2010. The other income and expense was mainly due to losses or gains on foreign exchange fluctuations.

          Interest income for fiscal year 2008 decreased by $0.09 million, or 9% as compared to fiscal year 2007 due to a 2% decrease in invested funds and a decline in interest rates from a weighted-average of 5.29% for fiscal 2007 down to 2.18% for fiscal 2008. The decrease in interest expense during fiscal year 2008 as compared to fiscal year 2007 was mainly due to improved management of the forward contracts. The other income and expense during fiscal year 2009 as compared to fiscal year 2007 was immaterial.

Income Taxes

          In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (“FIN 48”), which was effective for fiscal years beginning after December 15, 2006 which for us was the fiscal year commencing on April 1, 2007. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The evaluation of a tax position in accordance with FIN 48 is a two-step process. The first step is recognition: We determine whether it is “more-likely-than-not” that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In evaluating whether a tax position has met the “more-likely-than-not” recognition threshold, we presume that the position will be examined by the appropriate taxing authority that would have full knowledge of all relevant information. The second step is measurement: A tax position that meets the “more-likely-than-not” recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely to be realized upon ultimate settlement. Upon adoption of FIN 48 on April 1, 2007, we recognized a cumulative effect adjustment of $62,000, decreasing its income tax liability for unrecognized tax benefits, and decreasing the March 31, 2007 accumulated deficit balance. We continually monitor the need for tax reserves under FIN 48. During fiscal years 2009 and 2008, we did not identify any new reserve requirements.

         As of March 31, 2009, the total amount of gross unrecognized tax benefits, inclusive of interest and penalties, was approximately $277,000 and the entire amount, if recognized, would affect the effective tax rate. We do not currently anticipate that any significant increase or decrease to unrecognized tax benefits will be recorded during the next 12 months.

          As of March 31, 2008, the total amount of gross unrecognized tax benefits, inclusive of interest and penalties, was approximately $263,000 and the entire amount, if recognized, would affect the effective tax rate.

          A reconciliation of the beginning and ending amount of unrecognized tax benefit is as follows:

Balance as of March 31, 2007	$(229,000)
Interest and penalties	$(34,000)

Balance as of March 31, 2008	$(263,000)
Interest and penalties	$(14,000)

Balance as of March 31, 2009	$(277,000)

          We recorded an income tax expense of approximately $86,000 for fiscal year 2009. The book pre-tax loss for the U.S. operations was approximately $1.3 million. Taxable income for federal income tax purposes for the fiscal year ended March 31, 2009 was approximately $3.2 million. A portion of our net operating loss carryover (“NOL”) was used to offset our taxable income. However, we were only allowed to offset 90% of our taxable income with NOL and we were subject to alternative minimum tax. California also suspended the utilization of net operating losses for the tax years 2009 and 2008. Additionally, California limited the utilization of R&D credits to 50% of the tax liability without consideration for net operating losses. Our Germany operations showed taxable income of approximately $0.4 million. We recorded an income tax benefit of $13,000 for our German operations as a majority of our German GAAP profit was offset by net operating losses.

          We recorded an income tax benefit of $114,000 and $351,000 for fiscal years 2008 and 2007, respectively. The tax benefit for fiscal year 2008 was due mainly to the reduction of deferred income tax liabilities in Germany offset by an adjustment related to a tax reserve for FIN 48. The payments from Prevent Global received through fiscal year ended March 31, 2008 were recorded as income on the federal tax return even though they were not recorded as income under U.S. generally accepted accounting principles. This income was offset by net operating loss carryforwards (“NOLs”) generated in previous years. However, alternative minimum taxes were due when tax return income was offset by NOLs generated in previous years.

          A full valuation allowance was required at the end of fiscal years 2009, 2008, and 2007 considering both the positive and negative evidence regarding our ability to generate sufficient future taxable income to realize our deferred income tax assets.

LIQUIDITY AND CAPITAL RESOURCES

          The following table summarizes cash, cash equivalents and investments as of March 31 (in thousands):

	2009	2008
Cash and cash equivalents	$16,086	$5,583
Long-term Investments	$13,239	$12,875

          As of March 31, 2009, we held $13.5 million par value (with a fair value of approximately $12.2 million), of marketable securities consisting of ARSs that were classified as long-term investments in our consolidated balance sheet. UBS offered and we accepted a “Rights” offering whereby UBS offered to purchase certain ARSs it placed, including those we hold, at par or face value. Also included in our long-term investment is the Put Option received in this rights offering from UBS. The transfer resulted in the reversal of prior unrealized losses, net of taxes, on the ARS from accumulated other comprehensive income and the recording of an other-than temporary impairment of approximately $1.3 million on the $13.5 million (par value) portion of our ARS portfolio and the recognition of a benefit of approximately $1 million related to the Put Option provided by the settlement. Refer to Note 2, caption 8, Cash and Cash Equivalents, Short-term Investments and Long-term Investments of the consolidated financial statement for further discussion of our noncurrent investments.

          The following table displays the sources and uses of cash by activity for the fiscal years ended March 31 (in thousands):

	2009	2008	2007
Net cash provided by (used in) operating activities	$4,097	$(336)	$(471)
Net cash provided by (used in) investing activities	$(2,797)	$2,580	$553
Net cash provided by financing activities	$8,831	$694	$1,020

          Net cash provided by operating activities was $4.1 million for fiscal year 2009, compared to net cash used by operating activities of $0.3 million for fiscal year 2008. The $4.1 million in cash provided by operating activities for fiscal year 2009 was due to $4.9 million provided by the net loss adjusted by non-cash charges of depreciation and amortization, stock-based compensation expense, the net effect of the loss due to fair value of the ARS investment and the gain on the put option and other miscellaneous items; all partially offset by the $0.9 million cash used in changes in operating assets and liabilities.

          Cash used in operating activities of $0.3 million in fiscal year 2008 consists of $1.8 million used due to the net loss, net of non-cash items, partially offset by the $1.5 million of cash provided by changes in operating assets and liabilities. Cash used in operations of $0.5 million in fiscal year 2007 primarily consists of $3.3 million used due to the loss in operations, net of non-cash items; $4.6 million received from Prevent Global, net of equipment purchased for this contract; and $1.8 million used in changes in other operating assets and liabilities.

          Net cash used in investing activities was $2.8 million for fiscal year 2009, compared to $2.6 million of cash provided by investing activities in fiscal year 2008. Capital expenditures for fiscal year 2009 were $2.5 million, mainly due to addition of new and improved production equipment in our optical memory card business. Acquisition of patents and changes in the restricted cash balance contributed $0.3 million to the net balance.

          We may further invest $2 million in additional capital equipment and leasehold improvement expenditures for optical memory card and specialty card production capacity and manufacturing enhancement at our facilities through March 31, 2010.

          Net cash provided by investing activities of $2.6 million during fiscal year 2008 consisted of $4 million from net proceeds of maturity of investments, less capital expenditures and changes in noncurrent assets of $1.4 million. Net cash provided by investing activities of $0.6 million during fiscal year 2007 consisted primarily of $3.8 million from net proceeds of maturity of investments, less capital expenditures of approximately $3.1 million.

          Net cash provided by financing activities was $8.8 million for fiscal year 2009, compared to $0.7 million of cash provided by financing activities in fiscal year 2008. The increase in cash in financing activities for fiscal year 2009 was mainly due to the $8.7 million drawn from the UBS credit line and the $0.2 net proceeds from the sale of common stock under our employee stock plans.

          Net cash provided by financing activities in fiscal years 2008 and 2007 consisted of net proceeds from the sale of common stock under our employee stock plans.

Current Borrowing Arrangements

          As of March 31, 2009, we held $13.5 million par value (with a fair value of approximately $12.2 million), of marketable securities consisting of ARSs that were classified as noncurrent assets in our consolidated balance sheet. UBS offered and we accepted a “Rights” offering whereby UBS offered to purchase certain ARSs it placed, including those we hold, at par or face value. As part of the offering, we obtained a line of credit in the amount of $8.7 million that was collateralized by the SLARSs. We drew down the full amount as of March 31, 2009.

          The intent of the credit line is to provide a no-cost loan where the interest rate charged on the credit line is equal to the interest rate earned on the ARSs. Variable rate advances under the UBS Credit Line will bear interest at a variable rate equal to the lesser of: (a) LIBOR, plus a percentage rate between 1.25% to 2.75%, depending on the amount of the advance, and (b) the then applicable weighted average rate of interest or dividend rate paid to us by the issuer of the ARSs, and in each case, such interest rate is subject to adjustment at any time and from time to time to reflect changes in the composition of the ARSs. When calculating the weighted average interest rate, the interest rate paid to us with respect to the ARSs equal to, (i) for the period up to and including January 21, 2009, the applicable coupon rate(s) and (ii) from January 22, 2009 and thereafter, the then applicable Taxable SLARC Maximum Auction Rate for the Taxable SLARSs.

          The UBS Credit Line also provides, among other things, that:

o	UBS may demand full or partial payment of the credit line at its sole discretion and without cause at any time; and

o
UBS may at any time in its sole discretion terminate and cancel the credit line; provided, however, that UBS is required to provide to us alternative financing on substantially similar terms, unless the demand right was exercised as a result of certain specified events or the customer relationship between UBS and LaserCard is terminated for cause by UBS.

          Refer to Note 2, caption 8, Cash and Cash Equivalents, Short-term Investments and Long-term Investments of the consolidated financial statement for further discussion of our noncurrent investments.

          We believe that we have sufficient available cash to execute our business plan for fiscal year 2010 as we expect the estimated level of revenues to be sufficient to generate cash from operating activities over the same period. We expect to recover the par value of the ARSs based on our “Rights” agreement with UBS. Operating cash flows could be negatively impacted to a significant degree if our largest U.S. government program were to be delayed, reduced, canceled, or not extended; if the Angolan national ID card program does not materialize as planned internally; and if these programs are not replaced by other card orders or other sources of income.

CONTRACTUAL OBLIGATIONS:

          The following table provides a summary of the effect on liquidity and cash flows from our contractual obligations for the following years ended March 31 (in thousands):

	2010	2011	2012	2013	2014	Thereafter	Total

Non-cancelable operating leases	$1,757	$1,925	$1,852	$1,503	$1,275	$2	$8,314
Non-cancelable purchase orders (1)	2,222	115	48	—	—	—	2,385
Net Borrowing on revolving credit with UBS (2)	8,681	—	—	—	—	—	8,681
Total	$12,660	$2,040	$1,900	$1,503	$1,275	$2	$19,380

(1) Includes capitalized leases
(2) For the purposes of this table, the obligation has been calculated without interest obligations.

OFF-BALANCE SHEET ARRANGEMENTS

          There were no off-balance sheet arrangements as of March 31, 2009 and March 31, 2008.

APPLICATION OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

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

          We apply the provisions of Statement of Position No. 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts (“SOP No. 81-1”) in applicable contracts. Revenues on time and materials contracts are recognized as services are rendered at contract labor rates plus material and other direct costs incurred. Revenues on fixed price contracts are recognized on the percentage of completion method based on the ratio of total costs incurred to date compared to estimated total costs to complete the contract. Estimates of costs to complete include material, direct labor, overhead and allowable general and administrative expenses. In circumstances where estimates of costs to complete a project cannot be reasonably estimated, but it is assured that a loss will not be incurred, the percentage-of-completion method based on a zero profit margin, rather than the completed-contract method, is used until more precise estimates can be made. The full amount of an estimated loss is charged to operations in the period it is determined that a loss will be realized from the performance of a contract. Our long-term program accounted for under SOP 81-1 concluded during the last quarter of fiscal year 2009 with revenue of approximately $540,000 during fiscal year 2009. For the year ended March 31, 2008 and 2007, we recognized revenue of approximately $249,000 and $12,000, respectively, based on a zero profit margin.

          We apply the provisions of Statement of Position No. 97-2, Software Revenue Recognition, as amended by Statement of Position 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions to all transactions involving the sale of software products. Revenue from the license of our software products is recognized when persuasive evidence of an arrangement exists, the software product has been delivered, the fee is fixed or determinable, and collectability is probable, and, if applicable, upon acceptance when acceptance criteria are specified or upon expiration of the acceptance period. Software revenue was immaterial for fiscal years ended March 2009, 2008, and 2007, respectively.

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

          Accounting for Income Taxes. Significant judgment is required in determining our worldwide provision for income taxes and recording the related tax assets and liabilities. In the ordinary course of business, there are operational decisions, transactions, facts and circumstances, and calculations for which the ultimate tax determination is not certain and is subject to challenge by taxing authorities in the United States, California, and in Germany. Tax years 1993 through 2008 remain subject to examination by the appropriate governmental agencies, mainly the United States, due to tax loss carryovers from those years. Our tax provision contemplates tax rates currently in effect to determine both our current and deferred tax provisions. Any significant fluctuation in rates or changes in tax laws could cause our estimates of taxes we anticipate either paying or recovering in the future to change. Such changes could lead to either increase or decreases in our effective tax rate.

          In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (“FIN 48”), which was effective for fiscal years beginning after December 15, 2006 which for us was the fiscal year commencing on April 1, 2007. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The evaluation of a tax position in accordance with FIN 48 is a two-step process. The first step is recognition: We determine whether it is “more-likely-than-not” that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In evaluating whether a tax position has met the “more-likely-than-not” recognition threshold, we presume that the position will be examined by the appropriate taxing authority that would have full knowledge of all relevant information. The second step is measurement: A tax position that meets the “more-likely-than-not” recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely to be realized upon ultimate settlement. Upon adoption of FIN 48 on April 1, 2007, we recognized a cumulative effect adjustment of $62,000, decreasing its income tax liability for unrecognized tax benefits, and decreasing the March 31, 2007 accumulated deficit balance. We continually monitor the need for tax reserves under FIN 48. During fiscal years 2009 and 2008, we did not identify any new reserve requirements.

          Additionally, in accordance with SFAS No. 109, Accounting for Income Taxes, we have established valuation allowances against a variety of deferred tax assets, including NOLs, foreign tax credits, and other income tax credits. Valuation allowances take into consideration our ability to use these deferred tax assets and reduce the value of such items to the amount that is deemed more likely than not to be recoverable. Improvements or other changes in our operations, domestically and internationally, could increase our ability to utilize these tax attributes in the future. If and when we release the valuation allowances in periods when these tax attributes become realizable would reduce our effective tax rate. We evaluate the need for a valuation or a change thereto, on a quarterly basis.

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

          Impairment of Goodwill and Intangible Assets. We perform an annual impairment testing of goodwill and other intangible assets to comply with SFAS No. 142, Goodwill and Other Intangible Assets. At March 31, 2007, we determined that estimated future cash flows were insufficient to justify the carrying value of the goodwill and intangible assets related to the March 31, 2004, acquisition of our German operations based on management’s decision to suspend significant optical memory card production in Germany. As such, we recorded a non-cash pre-tax impairment charge of approximately $3.8 million to write-off these goodwill and other intangible assets. During fiscal years 2006 and 2005, the future cash flows had been determined to be sufficient based in part on planned production of a portion of our optical memory cards in our facility in Germany. There was no impairment charge during fiscal year 2008 or 2009. We intend to continue to use the facility and equipment in Germany to produce specialty cards although plans to use the facility to produce LaserCard® optical memory cards in Germany were suspended during fiscal year 2007.

          Share-Based Compensation. As described in detail in Note 2, Stock-Based Compensation, of the accompanying Notes to the Consolidated Financial Statements, effective April 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123(R), using the modified-prospective transition method. Under the fair value recognition provisions of SFAS No. 123(R), share-based compensation cost is estimated at the grant date based on the fair value of the award and is recognized as expense, net of estimated forfeitures, ratably over the vesting period of the award. Calculating share-based compensation expense requires the input of highly subjective assumptions, including the expected term of the share-based awards, stock price volatility, and pre-vesting stock option forfeitures. We estimated the expected life of stock options granted during fiscal year ended March 31, 2009 based upon vesting provision and historical exercise, cancellation, and expiration patterns. We estimate the volatility of our common stock at the date of grant based on the historical volatility of our common stock. The assumptions used in calculating the fair value of stock-based awards represent our best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our share-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. We estimate the forfeiture rate based on historical experience. If our actual forfeiture rate is materially different from our estimate, the stock-based compensation expense could be significantly different from what we have recorded in the current period.

          As a result of adopting SFAS No. 123(R) using the modified prospective method, our net income applicable to common stockholders for the fiscal year ended March 31, 2009 includes $2.3 million of share-based compensation expense from stock options and approximately $0.1 million of Employee Stock Purchase Plan expense included in the consolidated statements of operations. During the fiscal year ended March 31, 2008 our share-based compensation expense included $2 million from stock options and $0.1 million of Employee Stock Purchase Plan expensed in the consolidated statements of operations. As of March 31, 2009, $4.3 million of total unrecognized compensation cost related to unvested share-based compensation arrangements is expected to be recognized over the remaining vesting period through August 2012. As of March 31, 2008, about $3.7 million of total unrecognized compensation cost related to unvested stock options, restricted share awards and restricted stock units is expected to be recognized over the remaining vesting period through December 2011.

          Short and Long-term Investments. Short-term investments include securities with maturities at date of purchase of more than three months and investments with remaining maturities of less than one year. All investments with maturities at date of purchase greater than one year are classified as long-term investments. Management determines the appropriate classification of debt securities at the time of purchase and re-evaluates the classification of investments as of each balance sheet date.

          We account for short-term marketable securities in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS No. 115”). We consider all highly liquid investments, consisting primarily of commercial paper, discount notes, U.S. government bonds, and ARSs, with original or remaining maturities of three months or less at the date of purchase, to be cash equivalents. All investments with original or remaining maturities of more than three months but not more than one year at the date of purchase are classified as short-term. Investments with original or remaining maturities of more than one year at the date of purchase are classified as noncurrent assets. We determine the length of our investments after considering our cash requirements and yields available for the type of investment considered by us. We determine the appropriate classification of debt and equity securities at the time of purchase and reevaluate the classification of investments as of each balance sheet date. We had classified all of our ARSs as noncurrent assets in our consolidated balance sheets as our ability to liquidate such securities in the next twelve (12) months is uncertain and these investments had been designated as trading securities. Trading securities are carried at fair value with unrealized gains and losses reported our consolidated Statement of Operations under “Other income (expense), net”. We had no investments in marketable securities designated as available for sale as of March 31, 2009.

          As of March 31, 2008, our ARS investments had been accounted for as available-for-sale and classified as long-term securities. Securities available for sale are carried at fair value with the unrealized gains and losses reported in “Accumulated Other Comprehensive Income,” a component of stockholders’ equity. We held no short-term investments as of March 31, 2008.

          Refer to Note 2, caption 8, Cash and Cash Equivalents, Short-term Investments and Long-term Investments of the consolidated financial statement for further discussion of our noncurrent investments.

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

          In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability, establishes a fair value hierarchy that prioritizes the information used to develop those assumptions, and expands the related disclosure requirements. Under the standard, fair value measurements are to be separately disclosed by level within the fair value hierarchy. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 defines fair value based upon an exit price model. The FASB also issued FSP No. 157-2 in February 2008 (“FSP No. 157-2”). FSP No. 157-2 delays the effective date of the application of SFAS No. 157 to fiscal years beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities that are recognized at fair value in the financial statements on a nonrecurring basis. We adopted SFAS No. 157 as of April 1, 2008, with the exception of the application of the statement to non-recurring nonfinancial assets and nonfinancial liabilities. See Note 2, caption 9 below, Fair Value of Measurements, for additional details.

          In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 provides entities with an option to report selected financial assets and liabilities at fair value, with the objective to reduce both the complexity in accounting for financial instruments, and the volatility in earnings caused by measuring related financial assets and liabilities differently. Unrealized gains and losses on items for which the fair value option is elected would be reported in earnings. We adopted SFAS No. 159 as of April 1, 2008, but we have not elected to measure financial instruments and other items at fair value except for the Company’s long-term investments on ARS during fiscal year ended March 31, 2009. See Note 2, caption 8 below, Cash and Cash Equivalents, Short-term Investments and Long-term Investments, for additional details. Other material financial assets and liabilities not carried at fair value, such as our short-term debt obligations and trade accounts receivable and accounts payable, are still reported at their carrying values. Any other future transacted financial asset or liability will be evaluated for the fair value election as prescribed by SFAS No. 159. The adoption of SFAS No. 159 resulted in a $0.3 million net impact on our consolidated financial position, results of operations and cash flows.

          In June 2007, EITF Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities, (“EITF 07-3”), was issued that requires companies to defer and capitalize prepaid, nonrefundable research and development payments to third parties and recognize such amounts over the period that the research and development activities are performed or the services are provided, subject to an assessment of recoverability. The guidance is effective for new contracts entered into in fiscal years beginning after December 15, 2007, including interim periods within those fiscal years. We adopted EITF No. 07-3, on a prospective basis, as of April 1, 2008 and the adoption did not have an impact on our consolidated financial statements.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

          In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements significant aspects of a business combination. Under SFAS No. 141(R), acquisition costs will generally be expensed as incurred; non-controlling interests will be valued at fair value at the acquisition date; in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. SFAS No. 141(R) amends SFAS No. 109, “Accounting for Income Taxes,” such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of SFAS No. 141(R) would also apply the provisions of SFAS No. 141(R). SFAS No. 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. Early adoption of SFAS No. 141(R) is not permitted. SFAS No. 141(R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. We will assess the potential impact of the adoption of SFAS 141R if and when a future acquisition occurs.

          In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements—an Amendment of Accounting Research Bulletin No. 51” (“SFAS No. 160”). SFAS No. 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the non-controlling interest, changes in a parent’s ownership interest, and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated. SFAS No. 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. We will be required to adopt SFAS No. 160 on or after the beginning of the first annual period subsequent to December 15, 2008. We are currently evaluating the requirements of SFAS No. 160 and we do not believe that our adoption will have a material impact, if any, on its consolidated financial statements.

          In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. SFAS No. 161 applies to all derivative instruments within the scope of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as well as related hedged items, bifurcated derivatives, and nonderivative instruments that are designated and qualify as hedging instruments. SFAS No. 161 establishes principles and requirements for how an entity identifies derivative instruments and related hedged items that affect its financial position, financial performance, and cash flows. SFAS No. 161 also establishes disclosure requirements that the fair values of derivative instruments and their gains and losses are disclosed in a tabular format and that derivative features which are credit-risk related be disclosed to provide clarification to an entity’s liquidity and cross-referencing within footnotes. We will be required to adopt SFAS No. 160 on or after the beginning of the first annual period subsequent to December 15, 2008. We are currently evaluating the requirements of SFAS No. 161 and we have not yet determined the impact of the adoption on our consolidated financial statements.

          In April 2008, the FASB issued FSP No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP No. 142-3”). FSP No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). The objective of FSP No. 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R), and other accounting principles. FSP No. 142-3 applies to all intangible assets, whether acquired in a business combination or otherwise, and early adoption is prohibited. We will be required to adopt FSP No. 142-3 in the first quarter of fiscal year 2010. We are currently evaluating the requirements of FSP No. 142-3 and we have not yet determined the impact of the adoption on our consolidated financial statements.

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

          We are subject to interest rate risk on our short-term borrowings under our Credit Line Agreement with UBS wherein we drew down an aggregate of $8.7 million as of fiscal year ended March 31, 2009; secured by the ARSs we currently hold. However, the credit line provides a no-cost loan where the interest rate charged on the credit line is equal to the interest rate earned on the ARS. We entered into a Rights settlement whereby UBS offered to purchase certain ARSs it placed, including those we hold, at par or face value. UBS has the “Right” to purchase its ARSs at par at any time through July 3, 2012 and we have the “Right” to sell our ARSs at par to UBS beginning June 30, 2010 through July 3, 2012. We have no other short or long-term borrowings other than the credit line with UBS and capitalized lease agreements that would give rise to significant interest rate risk. Although our interest income is sensitive to changes in the general level of U.S. interest rates, particularly since some portion of our investments are in money market funds, we do not expect our operating results or cash flows to be affected to any significant degree by the effects of a change in market interest rates on our investments.

          We do not enter into investments for speculative purposes. Although our ARS investments had been designated as trading securities as of March 31, 2009, we expect to recover the par value of the ARSs based on our “Rights” agreement with UBS. We believe that we have sufficient available cash to execute our business plan for fiscal year 2010 as we expect the estimated level of revenues to be sufficient to generate cash from operating activities over the same period.

          Refer to Note 2, caption 8, Cash and Cash Equivalents, Short-term Investments and Long-term Investments of the consolidated financial statement for further discussion of our noncurrent investments.

          Fair Value Fluctuation Risk: At March 31, 2009, there was insufficient observable ARS market information available to determine the fair value of our ARS investments, or the Put Option. Therefore, in order to validate the fair value estimate of these securities, we incorporated assumptions such as credit quality or financial standing of the issuer, final stated maturities, estimates on the probability of the issue being called prior to final maturity, impact due to extended periods of maximum auction rates, liquidity risk premium, and broker quotes from independent valuators using widely accepted financial models. Management believes that these are reasonable estimates reflecting the unique circumstances of the subject SLARS and the method of valuing the Put Option as forward contracts is reasonable.

          The loss on fair value of the ARSs investment, net of gain on the fair value of the Put Option resulted in approximately $0.3 million non-cash charge during fiscal year 2009. We believe that if the assumptions that we used for UBS’ credit risk remain unchanged through June 30, 2010, we will recover this loss in future periods up to the quarter ended June 30, 2010.

          The following summarizes investments at fair value, weighted average yields and expected maturity dates for the fiscal years ended March 31 (in thousands):

	March 31, 2009		March 31, 2008

Auction rate securities, long-term	$13,500		$13,500
Gross unrealized losses	(1,267	) (1)	(625	) (2)
Put option	1,006	(3)	—
Estimated fair market value	$12,233		$12,875
Weighted average yield	1.57%		2.18%
Maturity dates	July 15, 2029 through January 25, 2047		July 15, 2029 through January 25, 2047

                    (1) Unrealized loss in income
                   (2) Unrealized loss included in accumulated other comprehensive income
                    (3) Unrealized gain in income

          Foreign Currency Exchange Rate Risk. Our U.S. operations sell products in various international markets. During fiscal year 2009, revenue by our German subsidiary of approximately $15.8 million and net income of $0.4 million was denominated in foreign currency (Euro). In addition, some raw material purchases and purchased services were denominated in foreign currency.

          We use short-term foreign exchange forward contracts to mitigate foreign currency risk associated primarily with inter-company receivables and payables, and loans receivable (denominated in Euros) to our German subsidiary. Our foreign exchange forward contracts are not designated for accounting purposes as hedging instruments under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. Accordingly, any gains or losses resulting from changes in the fair value of the forward contract are reported in other income, net expenses. The gains and losses on these forward contracts generally offset gains and losses associated with the underlying foreign currency denominated inter-company receivables and payables, and loans receivable. At March 31, 2009, we had a foreign exchange forward contract with a maturity of less than 30 days to purchase 1.3 million Euros. The fair value of the forward contract was not material at March 31, 2009.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Stockholders
LaserCard Corporation

We have audited the accompanying consolidated balance sheets of LaserCard Corporation and subsidiaries (collectively, the “Company”) as of March 31, 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended March 31, 2009. Our audit also included the financial statement schedule of LaserCard Corporation listed in Item 15(a). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of LaserCard Corporation and subsidiaries as of March 31, 2009, and the results of their operations and their cash flows for the year ended March 31, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the Company has adopted the provisions of Statement of Financial Standards No. 157, “Fair Value Measurements” and Statement of Financial Standards No. 159, “The Fair Value Option for Financial Assets and Liabilities – Including an Amendment to FASB Statement No. 115” on April 1, 2008.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), LaserCard Corporation’s and subsidiaries’ internal control over financial reporting as of March 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated June 15, 2009 expressed an unqualified opinion on the effectiveness of LaserCard Corporation and subsidiaries’ internal control over financial reporting.

/s/SingerLewak LLP

San Jose, California
June 15, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
LaserCard Corporation:

          We have audited the accompanying consolidated balance sheet of LaserCard Corporation and subsidiaries as of March 31, 2008, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended March 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

          In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of LaserCard Corporation and subsidiaries as of March 31, 2008, and the results of their operations and their cash flows for each of the two years in the period ended March 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Odenberg, Ullakko, Muranishi & Co. LLP

San Francisco, California
June 4, 2008

LASERCARD CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
March 31, 2009 and 2008
(In thousands, except share and per share amounts)

	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$15,912	$5,583
Short-term investments	174	—
Accounts receivable, net of allowance of $59 at March 31, 2009 and $35 at March 31, 2008	10,217	2,952
Inventories, net of reserves of $863 at March 31, 2009 and $913 at March 31, 2008	14,232	13,080
Deferred contract costs	345	303
Equipment held for resale	—	89
Prepaid and other current assets	934	1,618
Total current assets	41,814	23,625

Property and equipment, net of accumulated depreciation of $21,555 at March 31, 2009 and $20,294 at March 31, 2008	10,872	11,700
Long-term investments	13,239	12,875
Deferred contract costs, net of current portion	568	561
Equipment held for resale, net of current portion	7,062	6,599
Patents and other intangibles, net	400	402
Notes receivable	227	269
Other non-current assets	108	275
Total assets	$74,290	$56,306

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,698	$2,561
Accrued liabilities	3,397	3,221
Deferred income tax liability	234	405
Advance payments from customers	7,958	3,060
Short-term debt	8,681	—
Deferred revenue	589	589
Deferred rent	257	—
Capital lease obligation	72	30
Total current liabilities	22,886	9,866

Capital lease obligation, net of current portion	166	76
Advance payments from customers, net of current portion	26,122	23,770
Deferred revenue, net of current portion	3,788	3,437
Deferred rent, net of current portion	1,203	1,168
Income tax payable	277	263
Total liabilities	54,442	38,580

Commitments and contingencies (Note 7)

Stockholders’ equity:
Preferred stock, $0.01 par value:
Authorized - 2,000,000 shares
Issued - none
Common stock, $0.01 par value
Authorized - 30,000,000 shares
Issued and outstanding - 12,113,985 shares at March 31, 2009 and 11,979,420 shares at March 31, 2008	121	120
Additional paid-in capital	66,422	63,868
Accumulated deficit	(46,807)	(45,867)
Accumulated other comprehensive income (loss)	112	(395)
Total stockholders’ equity	19,848	17,726

Total liabilities and stockholders’ equity	$74,290	$56,306

The accompanying notes are an integral part of these consolidated financial statements.

LASERCARD CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Fiscal Years Ended March 31, 2009, 2008, and 2007
(In thousands, except per share amounts)

	2009	2008	2007

Revenue	$49,771	$37,008	$32,270
Cost of product sales	32,600	27,009	25,406
Gross profit	17,171	9,999	6,864

Operating expenses:
Selling, general, and administrative expenses	15,424	15,253	13,575
Research and development expenses	2,366	2,878	3,095
Impairment of goodwill and intangible assets	—	—	3,811
Total operating expenses	17,790	18,131	20,481
Operating loss	(619)	(8,132)	(13,617)

Other income (expense), net	(235)	812	895

Loss before income taxes	(854)	(7,320)	(12,722)

Provision for income tax (benefit)	86	(114)	(351)

Net loss	$(940)	$(7,206)	$(12,371)

Net loss per share:
Basic	$(0.08)	$(0.60)	$(1.05)
Diluted	$(0.08)	$(0.60)	$(1.05)

Weighted-average shares of common stock used in computing net income (loss) per share:
Basic	12,052	11,929	11,814
Diluted	12,052	11,929	11,814

The accompanying notes are an integral part of these consolidated financial statements.

LASERCARD CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS
Fiscal Years Ended March 31, 2007, 2008, and 2009
(In thousands)

			Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (loss)			Total Stockholders’ Equity	Comprehensive Loss

	Common Stock					Treasury Stock
	Shares	Amount				Shares	Amount

Balance, March 31, 2006	11,734	$117	$58,255	$(26,351)	$(4)	—	$—	$32,017

Shares issued under stock option and stock purchase plans	124	2	1,018	―	―	―	―	1,020
Compensation related to stock plan activity	―	―	1,795	―	―	―	―	1,795
Comprehensive loss:
Foreign currency translation adjustments	—	—	—	―	138	―	―	138	$138
Net loss	—	—	—	(12,371)	—	—	—	(12,371)	(12,371)
Total comprehensive loss									$(12,233)
Balance, March 31, 2007	11,858	$119	$61,068	$(38,722)	$134	—	$—	$22,599
Adjustment due to FIN48				$61				61

Shares issued under stock option and stock purchase plans	121	1	711	―	―	―	―	712
Compensation related to stock plan activity	―	―	2,089	―	―	―	―	2,089
Comprehensive loss:
Foreign currency translation adjustments	—	—	—	―	96	―	―	96	$96
Unrealized loss	—	—	—	—	(625)	—	—	(625)	(625)
Net loss	—	—	—	(7,206)	—	—	—	(7,206)	(7,206)
Total comprehensive loss									$(7,735)
Balance, March 31, 2008	11,979	$120	$63,868	$(45,867)	$(395)	—	$—	$17,726
Adjustment due to FIN48								—

Shares issued under stock option and stock purchase plans	135	1	197	―	―	―	―	198
Compensation related to stock plan activity	―	―	2,357	―	―	―	―	2,357
Comprehensive loss:
Foreign currency translation adjustments	—	—	—	―	(118)	―	―	(118)	$(118)
Unrealized loss	—	—	—	—	625	—	—	625	625
Net loss	—	—	—	(940)	—	—	—	(940)	(940)
Total comprehensive loss									$(433)
Balance, March 31, 2009	12,114	$121	$66,422	$(46,807)	$112	—	$—	$19,848

The accompanying notes are an integral part of these consolidated financial statements.

LASERCARD CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Fiscal Years Ended March 31, 2009, 2008, and 2007
(In thousands)

	2009	2008	2007
Cash flows from operating activities:
Net loss	$(940)	$(7,206)	$(12,371)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,877	2,993	2,749
Fixed Asset disposal	302	(6)	52
Impairment of goodwill and intangible assets	—	—	3,811
Provision for (recovery of) doubtful accounts receivable	34	(39)	(4)
Provision/(write-off) for excess and obsolete inventory	(35)	57	483
Provision for warranty reserve	27	143	162
Decrease in income tax payable and deferred tax asset	92	181	—
Stock-based compensation	2,357	2,090	1,795
Put option Gain	(1,006)	—	—
Mark to market, trading	1,267	—	—
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	(7,549)	901	1,658
Increase in inventories	(1,458)	(1,347)	(2,944)
Decrease (increase) in deferred contract costs	(83)	91	87
Decrease (increase) in prepaid and other current assets	520	155	(294)
Increase in equipment held for resale	(373)	(339)	(463)
Decrease in other non-current assets	168	—	54
Increase (decrease) in accounts payable and accrued liabilities	(252)	163	(1,484)
Decrease in deferred income tax liabilities	(128)	(49)	(230)
Increase in deferred revenue	380	371	1,095
Increase in deferred rent	291	304	274
Increase in advance payments from customers	7,606	1,201	5,099
Net cash provided by (used in) operating activities	4,097	(336)	(471)
Cash flows from investing activities:
Increase in non-current assets	—	(167)	—
Purchases of property and equipment	(2,496)	(1,167)	(3,143)
Proceeds from sale of equipment	—	29	2
Acquisition of patents	(127)	(115)	(155)
Purchases of short-term investments	—	(7,000)	(20,600)
Proceeds from maturities of short-term investments	—	11,000	24,449
Changes in restricted cash balances	(174)	—	—
Net cash provided by (used in) investing activities	(2,797)	2,580	553
Cash flows from financing activities:
Proceeds from sale of common stock through stock plans	198	712	1,020
Net borrowing on revolving credit agreement	8,681	—	—
Principal payments on capital lease obligation	(48)	(18)	—
Net cash provided by financing activities	8,831	694	1,020
Effect of exchange rate changes on cash and cash equivalents	198	(381)	(197)
Net increase in cash and cash equivalents	10,329	2,557	905
Cash and cash equivalents:
Beginning of period	5,583	3,026	2,121
End of period	$15,912	$5,583	$3,026

Supplemental disclosures - cash payments for:
Income taxes	$—	$—	$163
Interest expense	$141	$71	$107

Supplemental schedule of non-cash investing activities:
Equipment acquired under capital lease	$198	$113	$—
Unrealized loss in fair value of investments	$(625)	$625	$—

The accompanying notes are an integral part of these consolidated financial statements.

LASERCARD CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Operations

          LaserCard Corporation, a Delaware Corporation, and its wholly owned subsidiaries, LaserCard Corporation, a California Corporation, and Challenge Card Design Plastikkarten GmbH of Germany (“CCD,” and, collectively, the “Company”) develop, manufacture and integrate LaserCard optical memory cards (“OMCs”), optical card drives, peripherals and specialty cards and printers.

          The Company’s customers for OMC related products are mainly value-added reseller (VAR) companies worldwide, that develop applications for LaserCard products. Target markets for these products include government and commercial applications for portable, recordable, secure, identification cards and other unitary-record cards. Current applications include United States Green Card, Italian national and other government ID card programs, Kingdom of Saudi Arabia’s national ID card, India’s vehicle registration card in three states, Foreign Resident ID program of Costa Rica, biometric IDs and other card applications.

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

2.	Summary of Significant Accounting Policies

          (1.) Principles of Consolidation and Basis of Presentation. The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles. The consolidated financial statements include the accounts of LaserCard Corporation and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

          (3.) Fiscal Period. For purposes of presentation, the Company labels its annual accounting period end as March 31 and its quarterly accounting period ends as June 30, September 30 and December 31. The Company, in fact, operates and reports based on quarterly periods ending on the Friday closest to month end. Fiscal year 2009 ended on April 3, 2009, fiscal year 2008 ended on March 28, 2008, and fiscal year 2007 ended on March 30, 2007.

          (4.) Foreign Currency Transactions. The functional currency of the Company’s foreign subsidiary is generally the local currency. The financial statements of these subsidiaries are translated to United States dollars using period-end rates of exchange for assets and liabilities and average rates of exchange for the year for revenues and expenses. Translation gains (losses) are recorded in accumulated other comprehensive income (loss) as a component of stockholders’ equity. Net gains and losses resulting from foreign exchange transactions are included in selling, general and administrative expenses and were not significant during the periods presented.

LASERCARD CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          (5.) Derivative Financial Instruments. The Company uses short-term foreign exchange forward contracts to mitigate foreign currency risk associated primarily with inter-company receivables and payables, and loan receivables (denominated in Euros) with its German subsidiary. The Company’s foreign exchange forward contracts are not designated for accounting purposes as hedging instruments under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. Accordingly, any gains or losses resulting from changes in the fair value of the forward contracts are reported in other income (expense), net. The gains and losses on these forward contracts generally offset gains and losses associated with the underlying foreign currency denominated inter-company receivables and payables, and loans receivable. At March 31, 2009 and 2008, the Company had foreign exchange forward contracts with a maturity of less than 30 days to purchase 1.3 million Euros and 1.2 million Euros, respectively. The fair value of the forward contracts was not material at March 31, 2009 and 2008.

          Refer to Note 2, caption 8, Cash and Cash Equivalents, Short-term Investments and Long-term Investments of the consolidated financial statement for further discussion of our noncurrent investments.

          (6.) Concentrations of Risk. Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash, cash equivalents, short-term investments, long-term investments and accounts receivable. The Company places its cash, cash equivalents, short-term and long-term investments in high-credit quality financial institutions. The Company is exposed to credit risk in the event of default by these institutions to the extent of the amount recorded on the consolidated balance sheets. As of March 31, 2009, the Company held $13.5 million par value (with a fair value of approximately $12.2 million), of marketable securities consisting of auction rate securities (“ARSs”), that are structured with short-term interest rate reset dates of generally 28 to 35 days but with contractual maturities that are in some cases well in excess of ten years. Ninety-six and 3/10 percent (96.3%) of the Company’s investments represent SLARSs, of which 95% of principal and interest is guaranteed under the FFELP and AAA rated. The remaining balance is privately financed and consists of an over-collateralized pool of graduate student loans. The Company believes that the credit quality of these securities is high based on the guarantees and collateralization. At the end of each reset period, the Company can sell or continue to hold the securities at par value. This auction process has historically provided a liquid market for ARSs. In February 2008, however, auctions failed due to sell orders exceeding buy orders. The funds associated with failed auctions will not be accessible until a successful auction occurs, a buyer is found outside of the auction process, or the underlying securities have matured or are recalled by the issuer. Given the disruptions in the credit markets and the fact that the liquidity for these types of securities remains uncertain, as of March 31, 2009, the Company has classified all of its ARSs as noncurrent assets in its consolidated balance sheets as its ability to liquidate such securities in the next twelve (12) months is uncertain and these investments had been designated as trading securities. The Company had no investments in marketable securities designated as available for sale as of March 31, 2009. More detailed information about the reasons behind the designation and the risks the Company faces with regard to its investment in the ARS can be found under Cash and Cash Equivalents, Short-term Investments and Long-Term Investments below.

          As of March 31, 2008, the Company had $12.9 million of ARSs, net of $0.6 million of unrealized loss under “Accumulated Other Comprehensive Income” of the stockholders’ equity, accounted for as available-for-sale and classified as long-term securities due to the underlying events surrounding the failed auctions. The Company held no short-term investments as of March 31, 2008. The Company continues to earn interest at the maximum contractual rate on the ARS.

          Accounts receivable are derived from revenue earned from customers primarily located in the United States, Italy, Kingdom of Saudi Arabia and Germany. The Company performs ongoing credit evaluations of its customers’ financial condition and generally does not require collateral. The Company maintains reserves for potential credit losses and historically, such losses have been immaterial.

          (7.) Major Customers. The following customers accounted for more than 10% of revenue for the fiscal years ended March 31 are:

	2009	2008	2007
Omar K. ACSS Communications and Space Services Company Ltd. (“ACSS”)	25%	17%	13%
General Dynamics Information Technology (“GDIT”)	19%	29%	28%
Gemalto S.A. (“Gemalto”)	10%	14%	<10%

          The revenue from these customers was attributable to both the OMC and the optical card drive, systems, and enabling services segments. No other customer accounted for more than 10% of revenue during the periods.

LASERCARD CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          Three customers accounted for 45%, 18%, and 10%, respectively, of accounts receivable at March 31, 2009. One customer accounted for 37% of accounts receivable as of March 31, 2008.

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

          As of March 31, 2009, the Company held $13.5 million par value (with a fair value of approximately $12.2 million), of marketable securities consisting of ARSs, that are structured with short-term interest rate reset dates of generally 28 to 35 days but with contractual maturities that are in some cases well in excess of ten years. Ninety-six and 3/10 percent (96.3%) of the Company’s investments represent SLARSs, of which 95% of principal and interest is guaranteed under the FFELP and AAA rated. The remaining balance is privately financed and consists of an over-collateralized pool of graduate student loans. The Company believes that the credit quality of these securities is high based on the guarantees and collateralization. At the end of each reset period, the Company can sell or continue to hold the securities at par value. This auction process has historically provided a liquid market for ARSs. In February 2008, however, auctions failed due to sell orders exceeding buy orders. The funds associated with failed auctions will not be accessible until a successful auction occurs, a buyer is found outside of the auction process, or the underlying securities have matured or are recalled by the issuer. Given the disruptions in the credit markets and the fact that the liquidity for these types of securities remains uncertain, as of March 31, 2009, the Company has classified all of its ARSs as noncurrent assets in its consolidated balance sheets as its ability to liquidate such securities in the next twelve (12) months is uncertain and these investments had been designated as trading securities. As of March 31, 2008, the Company had $12.9 million of ARSs, net of $0.6 million of unrealized loss under “Accumulated Other Comprehensive Income” of the stockholders’ equity, accounted for as available-for-sale and classified as long-term securities. The Company held no short-term investments as of March 31, 2008. The Company continues to earn interest at the maximum contractual rate on the ARS.

          UBS AG issued a prospectus dated October 7, 2008 for a “Rights” offering whereby UBS offered to purchase certain ARSs it placed, including those the Company holds, at par or face value. On October 29, 2008 (“Acceptance Date”), the Company submitted the acceptance form to participate in the “Rights” offering. UBS has the “Right” to purchase its ARSs at par at any time through July 3, 2012 and the Company has the “Right” to sell its ARSs at par to UBS beginning June 30, 2010 through July 3, 2012. As part of the offering, UBS offered a line of credit of about 75% of the fair value of the ARSs, as calculated by UBS, until they are purchased by UBS. The line of credit has certain restrictions described in the prospectus. In December 2008, the Company obtained a line of credit from UBS in the amount of $8.7 million that is collateralized by the SLARS. The Company drew down the entire amount on this credit line.

LASERCARD CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          The Rights represent a firm agreement in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”), which defines a firm agreement as an agreement with an unrelated party, binding on both parties and usually legally enforceable, with the following characteristics: a) the agreement specifies all significant terms, including the quantity to be exchanged, the fixed price, and the timing of the transaction, and b) the agreement includes a disincentive for nonperformance that is sufficiently large to make performance probable. The enforceability of the Rights results in a Put Option and should be recognized as a free standing derivative separate from the ARS. By electing to participate in the rights offering, the Company granted UBS the right, exercisable at any time prior to July 3, 2012, to purchase or cause the sale of its ARSs (the “Call Right”). UBS has agreed to pay us the par value of their ARS within one day of settlement of any Call Right transaction. Notwithstanding the Call Right, the Company is permitted to sell ARSs to other parties other than UBS, in which case the Put Rights attached to the ARSs that are sold would be extinguished. The Company elected to adopt SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”) on December 31, 2008 on the Put Option and elected to treat its ARS portfolio from available-for-sale to trading securities. The transfer resulted in the reversal of prior unrealized losses, net of taxes, on the ARSs from accumulated other comprehensive income to an other-than temporary impairment of approximately $1.3 million on the $13.5 million (par value) portion of the Company’s ARS portfolio and the recognition of a benefit of approximately $1 million related to the Put Option provided by the settlement. The transfer to trading securities reflects management’s intent to exercise its Put Option during the period June 30, 2010 through July 3, 2012.

          At March 31, 2009, there was insufficient observable ARS market information available to determine the fair value of the Put Option. Therefore, in order to validate the fair value estimate of these securities, the Company incorporated assumptions such as credit quality or financial standing of the issuer, final stated maturities, estimates on the probability of the issue being called prior to final maturity, impact due to extended periods of maximum auction rates, liquidity risk premium, and broker quotes from independent valuators using widely accepted financial models. Management believes that these are reasonable estimates reflecting the unique circumstances of the subject SLARS and the method of valuing the Put Option as forward contracts is reasonable.

          The long-term investments in fiscal year 2008 represent ARS primarily consisting of student loan debt obligations whose underlying assets are primarily Federal Family Education Loan Program (“FFELP”) guaranteed. As a result of recent auction failures during fiscal 2008, actual market prices or relevant observable inputs were not readily available to determine the fair value of the Company’s ARS. At March 31, 2008, the Company valued the ARS using the fair value supplied by the Company’s brokerage firm derived from the brokerage firm’s internal valuation methodology using a discounted cash flow model and our own analysis. Based on the estimated fair value at March 31, 2008, the Company recorded an unrealized other comprehensive loss of $625,000 in the quarter ended March 31, 2008. Also, the Company reclassified the ARS of $13.5 million to long-term investments from short-term investments as the Company has the ability and intent to hold the securities until anticipated recovery of fair value occurs.

LASERCARD CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          Cash equivalents and investments consist of the following (in thousands):

	March 31, 2009
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Cash equivalents	$14,400	$—	$—	$14,400
Long-term investments-ARS	13,500	—	(1,267)	12,233
Put option	—	1,006	—	1,006
	$27,900	$1,006	$(1,267)	$27,639

	March 31, 2008
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Cash equivalents	$4,581	$—	$—	$4,581
Long-term investments	13,500	—	(625)	12,875
	$18,081	$—	$(625)	$17,456

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

          In accordance with SFAS 157, the Company measures its cash equivalents and marketable securities at fair value. The Company’s cash equivalents and marketable securities are primarily classified within Level 1 with the exception of its investments in ARSs, which are classified within Level 3. Cash equivalents and marketable securities are valued primarily using quoted market prices utilizing market observable inputs. The Company’s investments in ARSs are classified within Level 3 because there are no active markets for the ARSs and therefore the Company is unable to obtain independent valuations from market sources. Therefore, the ARSs were valued using a discounted cash flow model. Some of the inputs to the cash flow model are unobservable in the market. The total amount of assets measured using Level 3 valuation methodologies represented 20% of total assets as of March 31, 2009.

LASERCARD CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          The table below shows, by level, the Company’s financial assets that were accounted for at fair value as of March 31, 2009. The table does not include assets and liabilities which are measured at historical cost or any basis other than fair value (in thousands):

	March 31, 2009
Items measured at fair value on a recurring basis:	Portion of Carrying Value Measured at Fair Value	Level 1	Level 3

Cash equivalents: Money Market funds	$14,400	$14,400	$—
Restricted Cash	—	—	—
Long-term investments: Auction Rate Securities	12,233	—	12,233
Put option	1,006	—	1,006
	$27,639	$14,400	$13,239

	March 31, 2008
Items measured at fair value on a recurring basis:	Portion of Carrying Value Measured at Fair Value	Level 1	Level 3

Cash equivalents: Money Market funds	$4,581	$4,581	$—
Restricted Cash	173	173	—
Long-term investments: Auction Rate Securities	12,875	—	12,875
	$17,629	$4,754	$12,875

          The table below shows, by level, the Company’s financial assets that were accounted for at fair value as of March 31, 2009. The table does not include assets and liabilities which are measured at historical cost or any basis other than fair value (in thousands):

	Auction Rate Securities
	2009	2008

Balance at beginning of period	$12,875	$13,500
Put option	1,006	—
Reversal of unrealized loss associated with transfer of securities to trading	625	—
Unrealized loss in accumulated other comprehensive income	—	(625)
Unrealized loss included in income	(1,267)	—
Ending Balance at March 31	$13,239	$12,875

LASERCARD CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          (10.) Accounts Receivable. Accounts receivable are net of allowance for doubtful accounts of $59,000 and $35,000 as of March 31, 2009 and 2008, respectively. The Company maintains allowances for doubtful accounts and product return reserves for anticipated losses resulting from the inability of its customers to make required payments and in-process product returns. The Company generally computes its allowances based on specifically identified accounts that are past due that are likely not collectible. Interest receivable represents accruals on investments in ARSs and other interest-bearing securities. Other receivables are comprised of value added tax refunds and miscellaneous items. The components of accounts receivable as of March 31 are (in thousands):

	2009	2008
Trade receivables	$10,193	$2,899
Allowance for doubtful accounts	(59)	(35)
Interest receivable	6	12
Other receivables	77	76
Total net receivables	$10,217	$2,952

          (11.) Inventories. Inventories are stated at the lower of cost or market, with cost determined on a first-in, first-out basis and market based on replacement cost or estimated realizable value less cost to sell. The components of inventories as of March 31 are (in thousands):

	2009	2008
Raw materials	$6,996	$7,675
Work-in-process	1,444	1,518
Finished goods	5,792	3,887
Total net inventories	$14,232	$13,080

          The Company establishes lower of cost or market reserves, aged inventory reserves and obsolescence reserves. Inventory reserves are generally recorded when management determines that an item is not readily saleable. Inventory reserves are not relieved until the related inventory has been sold or scrapped. For the fiscal years ended March 31, 2009, 2008 and 2007, the Company recorded inventory reserve expense of $352,000, $53,000, and $483,000, respectively.

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

	2009	2008
Parts	$5,463	$5,417
Labor	1,485	1,158
Other	114	113
Total equipment held for resale	$7,062	$6,688

LASERCARD CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          (13.) Property and Equipment, Net. The components of property and equipment as of March 31 (in thousands):

	2009	2008
Building and land	$887	$1,052
Equipment and furniture	26,001	25,438
Construction in progress, including purchased equipment	338	282
Leasehold improvements	5,201	5,222
	32,427	31,994
Less: accumulated depreciation and amortization	(21,555)	(20,294)
Total property and equipment, net	$10,872	$11,700

          Property and equipment are recorded at cost. Depreciation is provided over the estimated useful lives which is four to seven years for equipment and furniture using the straight-line method and twenty-five years for the building using the straight-line method. Leasehold improvements are amortized over the shorter of the life of the asset or the life of the lease using the straight-line method. Depreciation and leasehold amortization expense for fiscal years 2009, 2008, and 2007 was $2.8 million, $2.9 million and $2.7 million, respectively. Maintenance and minor repairs and replacements are expensed when incurred. Disposition or retirement of property and equipment related gains and losses are charged to other income and expense.

          (14.) Goodwill and Other Intangible Assets. Goodwill represents the excess of the purchase price over the fair value of identifiable net tangible and intangible assets acquired in a business combination. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, the Company does not amortize goodwill. Instead, the Company evaluates goodwill for impairment annually in the fourth quarter and whenever events or changes in circumstances indicate that it is more likely than not that an impairment loss has been incurred. There is no goodwill remaining in the consolidated balance sheets at March 31, 2009 and 2008.

          Definite life intangible assets capitalized and accumulated amortization as of March 31 (in thousands):

	2009	2008
Patent expenditures	$3,795	$3,669
Technology transfer expenditures	545	545
Total patent and other intangible expenditures	4,340	4,214

Patent accumulated amortization	(3,395)	(3,267)
Technology transfer accumulated amortization	(545)	(545)
	(3,940)	(3,812)
Amortizable patents and other intangibles, net	$400	$402

          The weighted average remaining amortization periods for the fiscal years ended March 31 (in years):

	2009	2008
Patents	3.3	3.2

LASERCARD CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          Legal expenses incurred in connection with patents are capitalized and amortized over the estimated remaining useful lives of the patents to seven years. Amortization expense on intangible assets for fiscal years 2009, 2008 and 2007 was $128,000, $125,000 and $143,000, respectively. The estimated amortization expense for each of the next five years on patents and other intangible assets with definite lives for the years ended March 31 (in thousands):

	2010	2011	2012	2013	2014 & Thereafter
Patent amortization expense	88	71	58	43	34

          (15.) Assessment of Impairment of Tangible and Intangible Long-Lived Assets. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company assesses the impairment of long-lived assets whenever events or changes in circumstances indicate that their carrying value may not be recoverable from the estimated future cash flows expected to result from their use and eventual disposition. The Company’s long-lived assets subject to this evaluation include property and equipment and amortizable intangible assets. If the Company’s estimate of future undiscounted net cash flows is insufficient to recover the carrying value of the assets, the Company will record an impairment loss in the amount by which the carrying value of the assets exceeds the fair value. If assets are determined to be recoverable but the useful lives are shorter than originally estimated, the Company depreciates or amortizes the net book value of the asset over the newly determined remaining useful lives. As of March 31, 2009, the fair value of long-lived assets exceeds their book value. Therefore, no impairment loss has been recognized. The Company disposed of obsolete equipment totaling approximately $1.5 million and recorded a loss of $0.3 million for parts tooling for a discontinued device recorded in costs of goods sold in fiscal year 2009. At March 31, 2008, based on the Company’s estimated future cash flow analysis and having had no triggering events such as a significant disposal of a portion of such assets, an adverse change in the market involving the business employing the related asset or a significant decrease in the benefits realized from an acquired business, management has determined that the fair value of long-lived assets exceeded their book value.

          (16.) Accrued Liabilities. The components of accrued liabilities as of March 31, (in thousands):

	2009	2008
Accrued payroll and benefits	$297	$449
Deferred compensation	340	713
Warranty reserves	561	655
Accrued compensated absences	625	846
Other accrued liabilities	1,574	558
Total accrued liabilities	$3,397	$3,221

          Where appropriate, provision is made at the time of shipment for estimated warranty costs. The Company provides a limited warranty for the replacement of defective products. The Company’s limited warranty requires them to repair or replace defective products at no cost to the customer within a specified time period after sale. The Company estimates the costs that may be incurred under its limited warranty and record a liability in the amount of such costs at the time product revenue is recognized. Factors that affect the estimate of warranty liability include the number of units sold, and historical and anticipated rates of warranty claims. The Company assesses the adequacy of its recorded warranty liability quarterly and adjusts the amount as necessary. The Company utilizes historical trends and information received from its customers to assist in determining the appropriate estimated warranty accrual levels. The Company’s product warranty claims are settled through the return of defective products and the shipment of replacement products. The adequacy of the warranty reserve is reviewed quarterly to verify that it properly reflects the remaining obligations based on the anticipated warranty costs over the balance of the obligation period. Adjustments are made when actual return claim experience differs from estimates. The Company recorded deferred compensation of $0.7 million related to the Planned Retirement Agreement with the former Chief Executive Officer and President at March 31, 2008 and a balance of approximately $0.3 million remained at March 31, 2009.

LASERCARD CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          Warranty activities for the fiscal years ended March 31 are (in thousands):

	2009	2008	2007
Beginning balance	$655	$743	$648
Accruals for products sold	67	147	164
Costs incurred/Adjustments	(161)	(235)	(69)
Ending balance	$561	$655	$743

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

          (18.) Advance Payments from Customers. The Company routinely receives advance payments on orders placed by its customers. The advance payments are recorded as a liability on the consolidated balance sheets until the related orders are shipped or services are performed or revenue would otherwise be recognized. Advance payments of approximately $24.5 million from Prevent Global and the advance payments of approximately $1.7 million from the contract to deliver a turnkey non-optical card manufacturing facility in the Kingdom of Saudi Arabia were classified as noncurrent liabilities in the condensed consolidated balance sheet at March 31, 2009 as these projects are no longer expected to be completed within twelve months.

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

LASERCARD CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          The Company applies the provisions of Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts (“SOP 81-1”), in applicable contracts. Revenues on time and materials contracts are recognized as services are rendered at contract labor rates plus material and other direct costs incurred. Revenues on fixed price contracts are recognized on the percentage of completion method based on the ratio of total costs incurred to date compared to estimated total costs to complete the contract. Estimates of costs to complete include material, direct labor, overhead and allowable general and administrative expenses. In circumstances where estimates of costs to complete a project cannot be reasonably estimated, but it is assured that a loss will not be incurred, the percentage-of-completion method based on a zero profit margin, rather than the completed-contract method, is used until more precise estimates can be made. The full amount of an estimated loss is charged to operations in the period it is determined that a loss will be realized from the performance of a contract. Our long-term program accounted for under SOP 81-1 concluded during the last quarter of fiscal year 2009 with revenue of approximately $540,000 during fiscal year 2009. For the year ended March 31, 2008 and 2007, the Company recognized revenue of approximately $249,000 and $12,000, respectively, based on a zero profit margin.

          In the fourth quarter of fiscal year 2006, the Company entered into a subcontract covering product and services with a prime contractor for the Kingdom of Saudi Arabia to provide them with card personalization workstation integration for use in that country’s personalized national ID card program with decentralized card issuance which includes OMCs, hardware, and software. The contract called for multiple deliverables, installation, and certain client acceptance criteria, as defined in the agreement. In applying the guidance within EITF 00-21, the Company determined the deliverables are not to be accounted for as separate units, but rather as a bundled arrangement as the fair value of the undelivered items cannot be readily determined. Therefore, revenue recognition on this contract and the associated contract costs were deferred until the predominant undelivered element, the card personalization, was delivered and accepted, commencing when the installation and acceptance of the card personalization system was complete. The Company determined that once the card personalization system was accepted, contract revenue would be recognized ratably based on actual cards personalized and acceptance. As the card personalization system was accepted during the quarter ended March 31, 2007, the Company began recognizing revenue under this contract during that period on cards that had been accepted by customer through that date. On June 23, 2007, the Company and the prime contractor entered into an agreement amending the terms of the provision of cards and supplies according to a delivery schedule for the balance of fiscal year 2008. In addition, the Company no longer has obligations pertaining to the installation of equipment, card personalization workstation integration or card personalization. The Company then began recognizing revenue upon receipt of the customer’s certificate of acceptance of cards delivered. Now, the Company recognizes revenue upon the transfer of title as the acceptance criteria are perfunctory. The Company recognized revenue totaling $12.2 million, $6.3 million, and $4.3 million in fiscal years 2009, 2008, and 2007, respectively, under this contract.

          As of March 31, 2009, there remained $0.5 million of deferred revenue and about $0.4 million of deferred contact costs associated with this contract. As of March 31, 2008 there remained $0.6 million of deferred revenue and about the same amount of deferred contract costs relating to this contract.

          The Company applies the provisions of Statement of Position (“SOP”) No. 97-2, Software Revenue Recognition, as amended by Statement of Position 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions to all transactions involving the sale of software products. Revenue from the license of the Company’s software products is recognized when persuasive evidence of an arrangement exists, the software product has been delivered, the fee is fixed or determinable and collectability is probable, and, if applicable, upon acceptance when acceptance criteria are specified or upon expiration of the acceptance period. Software revenue was immaterial for fiscal years 2009, 2008 and 2007.

LASERCARD CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          License revenue, which may consist of up-front license fees and long-term royalty payments, is recognized as revenue when earned. License revenue for fiscal year 2009 was immaterial. There were no license revenue or cost recorded for fiscal years 2008 and 2007.

          The Company entered into license and OMC equipment purchase and support agreements, effective April 3, 2004, with Global Investments Group (“GIG”), based in Auckland, New Zealand, for OMC manufacturing in Slovenia. GIG transferred the license and other agreements, with our approval, to Prevent Global družba za upravljanje, investicije in razvoj d.d. (“Prevent Global”) in March 2007. The agreements provide for payments (other than interest on late payments) to the Company of about $28.5 million, for a 20-year license, the required manufacturing equipment for a targeted initial manufacturing capacity of 10 million optical cards annually and installation support, and a four-year training and support package. Of the $27.8 million the Company has received, $24.5 million was recorded as advance payments from the customer and $3.3 million for the licensing and other fees was recorded as deferred revenue. Both were classified as long term liabilities in the consolidated balance sheets. As of March 31, 2009, the Company held $7 million of acquired equipment, including direct and incremental expenses, classified as equipment held for resale on our consolidated balance sheets related to this contract as compared with $6.6 million on March 31, 2008. The Company is to ship this equipment to Prevent Global upon their request after a suitable facility is established by Prevent Global. The Company will inspect the facility when requested to assure it has the necessary services available for installation of the equipment. At this time, the Company does not know when Prevent Global will initiate such a request. Beginning April 1, 2008, the agreement provide for payments by Prevent Global of $3 million for a three-year support package, and options for thirteen additional years of support for payments of $1 million annually. In addition, Prevent Global is to pay royalties of $0.60 per card for each card produced under the license. The non-exclusive territories covered by the license include most of the European Union and Eastern European regions. The Company retains rights to utilize up to 20% of the new facility capacity as backup and a capacity buffer to augment our own card manufacturing facilities in Mountain View, California and possibly at the Company’s German subsidiary. The granting of this license to Prevent Global establishes a potential manufacturing facility supplier of OMCs for existing and prospective customers who may request multiple sources for cards. The agreement contains various elements including a card manufacturing license, sale and installation of equipment, training and ongoing support, and contingent payments for support, materials, and royalty payments for cards manufactured. In accordance with EITF 00-21, Revenue Arrangements with Multiple Deliverables, the card manufacturing license, sale and installation of equipment, training and support package, have been accounted for as one unit of accounting, since the Company was unable to determine evidence of the fair value for the undelivered items other than ongoing support. The Company is able to determine evidence of fair value for the last predominant item to be delivered, which is the ongoing annual support. Accordingly, revenues for the arrangement have been deferred and will be recognized when the equipment is installed and accepted, with the exception of the value of the ongoing annual support of the manufacturing equipment which will be recognized quarterly as earned, beginning when the equipment is accepted and training has been completed, which date is dependent on Prevent Global establishing a suitable facility in Slovenia. Pursuant to FTB 90-1, Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts, the support revenue will be recognized ratably over the remaining term of the agreement. During the fourth quarter of calendar year 2008, the Company began the training of employees prior to the expected transfer of the manufacturing equipment to a to-be-built facility in Slovenia. Since that time, Prevent Global has been reviewing this project to determine their next steps. Refer to risk factor, “We Sold a Card Manufacturing License Under Which We Will Provide Certain Factory Set-Up and Training Services to Prevent Global of Slovenia. If We and Prevent Global Are Successful, They Could Compete with Us for Business” for more details.

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

          (22.) Advertising Costs. Advertising costs consist of development and placement costs of the Company’s advertising campaigns and are charged to expense when incurred. Advertising expense was approximately $250,000 for fiscal year 2009, $212,000 for fiscal year 2008, and $188,000 for fiscal year 2007.

LASERCARD CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

          The 2004 Equity Incentive Compensation Plan, as amended, (the “2004 Plan”): the 2004 Plan provides for the grant of restricted share awards, options, stock units and stock appreciation rights, any of which may or may not require the satisfaction of performance objectives, with respect to shares of the Company’s common stock to directors, officers, employees and consultants of the Company and its subsidiaries. The exercise price of stock options may not be less than 100% of the fair market value of the common stock as of the date of grant (110% of the fair market value if the grant is of an incentive stock option to an employee who owns more than 10% of the total combined voting power of all classes of the Company’s capital stock). Options granted may not be exercised more than ten years after the date of grant (five years after the date of grant if the grant is an incentive stock option to an employee who owns more than 10% of the total combined voting power of all classes of the Company’s capital stock). The Board of Directors specifies the term of options (prior to fiscal year 2006 typically ten years and thereafter typically seven years) and the vesting schedule for when options, other than market price options described below, become exercisable, is generally 25% after one year and 6.25% quarterly for the next three years.

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

          In fiscal year 2009, the Company granted its new chief executive officer and his staff non-statutory stock options (the “Market-Based Option”) to purchase a total of 715,000 shares of Common Stock with an exercise price of $7.12 and $4.84 per share, respectively, which was market price at the date of grant. The Market-Based Options have a term of ten years and vest if, prior to five years from the Grant date, the closing trading price of Common Stock for twenty consecutive days is greater than or equal to $10, $13, $16, $19, and $22 per share with different vesting points. For the Market Based Options and options granted to Company officers with similar vesting schedules, the Company has used the Lattice-model with the stated assumptions to value the stock-based employee compensation expenses.

LASERCARD CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          The following assumptions were utilized to estimate the fair value of the Company’s stock option awards for the fiscal years ended March 31:

	2009	2008	2007
Expected stock price volatility	55%	55%	55%
Risk-free interest rates	2.44% to 3.35%	2.65% to 4.93%	4.40% to 4.96%
Average expected life of options	4.4 to 5 years	4.4 to 5 years	4.4 to 5 years
Expected annual dividends	―	―	―

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

          With the adoption of SFAS No. 123(R), the Company recorded stock-based employee compensation expense related to stock options and restricted shares of approximately $2.3 million in fiscal year 2009, $2 million in fiscal year 2008, and $1.7 million in fiscal year 2007, net of estimated forfeitures. The Company recognized the full amount of the stock-based employee compensation expense of its equity incentive plans in the consolidated statements of operations for the fiscal year ended March 31, 2008 and 2007.

          Stock-based compensation expense related to stock options was recorded in the Company’s consolidated statement of operations for the fiscal years ended March 31 (in thousands):

	2009	2008	2007
Cost of sales	$670	$336	$324
Selling, general and administrative expense	1,482	1,369	1,009
Research and development expense	121	256	354

Stock-based compensation expense before income tax	2,273	1,961	1,687
Less: income tax benefit	—	—	—
Net stock-based compensation expense after income tax	$2,273	$1,961	$1,687

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

LASERCARD CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

          As of March 31, 2009, about $4.3 million of total unrecognized compensation cost related to unvested stock options, restricted share awards and restricted stock units is expected to be recognized over the remaining vesting period through August 2012. As of March 31, 2008, about $3.7 million of total unrecognized compensation cost related to unvested stock options, restricted share awards and restricted stock units is expected to be recognized over the remaining vesting period through December 2011.

          The Company did not record an income tax benefit on stock based compensation expense for the fiscal years ended March 31, 2009 and 2008, as the Company has cumulative operating loss carryovers, for which a full valuation allowance has been established.

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

          Employee Stock Purchase Plan. The Company has an Employee Stock Purchase Plan (the “ESPP”), under which eligible employees may designate from 2% to 6% of their compensation to be withheld for the purchase of shares of common stock at 67% of the average price over the three-day period prior to the purchase date. The differential between fair market value and the average price of the shares sold under the ESPP is charged to operations as a compensation expense and is taxed to the employee as income. The Company had stock-based compensation expense of $84,000, $129,000, and $108,000 relating to the ESPP which was included in the Company’s consolidated statements of operations for the fiscal years ended March 31, 2009, 2008, and 2007, respectively. Effective February, 2009, the Company has decided to discontinue the ESPP.

          (24.) Income Taxes. Income taxes are accounted for in accordance with Financial Accounting Standards Board (“FASB”) Statement No. 109, Accounting for Income Taxes, which requires the use of the asset and liability method. Under this method, deferred tax assets and liabilities are determined based upon the differences between the financial reporting and the tax bases of assets and liabilities and are measured using enacted tax rules and laws that are anticipated to be in effect when the differences are expected to reverse. Our net deferred tax assets are reduced by a valuation allowance to the extent that realization of the related deferred tax asset is not assured. We recorded a valuation allowance for the full amount of our calculated deferred tax asset as of March 31, 2009 and 2008. (See Note 8.)

LASERCARD CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the Company’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The evaluation of a tax position in accordance with FIN 48 is a two-step process. The first step is recognition: The Company determines whether it is “more-likely-than-not” that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In evaluating whether a tax position has met the “more-likely-than-not” recognition threshold, the Company presumes that the position will be examined by the appropriate taxing authority that would have full knowledge of all relevant information. The second step is measurement: A tax position that meets the “more-likely-than-not” recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely to be realized upon ultimate settlement. FIN 48 is effective for fiscal years beginning after December 15, 2006, which for the Company was the fiscal year commencing on April 1, 2007. Upon adoption of FIN 48 on April 1, 2007, the Company recognized a cumulative effect adjustment of $62,000, decreasing its income tax liability for unrecognized tax benefits, and decreasing the March 31, 2007 accumulated deficit balance. We continually monitor the need for tax reserves under FIN 48. During fiscal years 2009 and 2008, we have not identified any new reserve requirements.

          (25.) Comprehensive Income (Loss). Under SFAS No. 130, Reporting Comprehensive Income, comprehensive income (loss) is defined as the changes in equity of an enterprise except for those resulting from stockholders’ transactions. Comprehensive income (loss) for the fiscal years ended March 31 (in thousands):

	2009	2008	2007
Net loss	$(940)	$(7,206)	$(12,371)
Net change in cumulative foreign currency translation adjustments	(118)	96	138
Reversal of unrealized loss associated with transfer of securities to trading	625	(625)	—
Comprehensive loss	$(433)	$(7,735)	$(12,233)

          (26.) Recent Accounting Pronouncements: In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements significant aspects of a business combination. Under SFAS No. 141(R), acquisition costs will generally be expensed as incurred; non-controlling interests will be valued at fair value at the acquisition date; in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. SFAS No. 141(R) amends SFAS No. 109, “Accounting for Income Taxes,” such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of SFAS No. 141(R) would also apply the provisions of SFAS No. 141(R). SFAS No. 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. Early adoption of SFAS No. 141(R) is not permitted. SFAS No. 141(R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. The Company will assess the potential impact of the adoption of SFAS 141R if and when a future acquisition occurs.

          In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51” (“SFAS No. 160”). SFAS No. 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the non-controlling interest, changes in a parent’s ownership interest, and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated. SFAS No. 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. The Company will be required to adopt SFAS No. 160 on or after the beginning of the first annual period subsequent to December 15, 2008. The Company is currently evaluating the requirements of SFAS No. 160 and does not believe that its adoption will have a material impact, if any, on its consolidated financial statements.

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

          The reconciliation of the denominators of the basic and diluted net loss per share computation for the fiscal years ended March 31, (in thousands, except per share data):

	2009	2008	2007

Net loss	$(940)	$(7,206)	$(12,371)

Basic net loss per share:
Weighted average common shares outstanding	12,052	11,929	11,814

Basic net loss per share	$(0.08)	$(0.60)	$(1.05)

Diluted net loss per share:

Weighted average common shares and common stock equivalents outstanding	12,052	11,929	11,814

Diluted net loss per share	$(0.08)	$(0.60)	$(1.05)

LASERCARD CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	Segments

          Segment Reporting.

          The Company operates in three reportable segments: (1) OMCs, (2) drives, systems and enabling services (which the Company formerly called the “optical memory card drives” segment), including read/write drives, maintenance, systems and enabling services, and (3) specialty cards and card printers. The segments were determined based on the information used by the chief operating decision maker. The OMCs and drives, systems and enabling services reportable segments are not strategic business units which offer unrelated products and services; rather these reportable segments utilize compatible technology and are marketed jointly. Specialty cards and printers is a strategic business unit offering at times unrelated products and at times related products with the other reportable segments.

          The accounting policies used to derive reportable segment results are the same as those described in the “Summary of Significant Accounting Policies.” Resources are allocated to the OMC and optical card drive segments in a manner that optimizes OMC revenues and to the specialty card and printers segment in a manner that optimizes consolidated income as determined by the chief operating decision maker. Segment revenues are comprised of sales to external customers. Segment gross profit (loss) includes all segment revenues less the related cost of sales. Accounts receivable, cash, deferred income taxes, prepaid expenses, fixed assets and inventory are not separately reported by segment to the chief operating decision maker. Therefore, the amount of assets by segment is not meaningful. The company reported inter-segment sales of $244,000 in fiscal year 2009. There were no inter-segment sales or transfers in fiscal years 2008 and 2007. All of the Company’s long-lived assets are attributable to the United States except for $2.2 million in fiscal year 2009 and $3.3 million in fiscal year 2008. The fluctuation in foreign exchange caused a $323,000 decrease in long-lived assets at March 31, 2009 as compared to March 31, 2008. These long-lived assets were attributable to the operations in Germany, including long-lived assets owned by the U.S. operations located in Germany.

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

LASERCARD CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          The table below presents information for optical memory cards, systems and services, and specialty cards and printers for the fiscal years ended March 31 (in thousands):

	F i c s a l Y e a r E n d e d M a r c h 3 1 , 2 0 0 9

	Optical Memory Cards	Drives, Systems & Enabling Services	Specialty Cards & Printers	Segment Total	Intersegment	Other (a)	Total
Revenues	$30,920	$3,306	$15,789	$50,015	$(244)	$—	$49,771
Cost of sales	17,652	3,607	11,585	32,844	(244)	—	32,600
Gross profit (loss)	13,268	(301)	4,204	17,171	—	—	17,171
Depreciation and amortization expenses	1,724	155	344	2,223	—	654	2,877

	F i c s a l Y e a r E n d e d M a r c h 3 1 , 2 0 0 8

	Optical Memory Cards	Drives, Systems & Enabling Services	Specialty Cards & Printers	Segment Total	Intersegment	Other (a)	Total
Revenues	$22,139	$1,639	$13,230	$37,008	$—	$—	$37,008
Cost of sales	14,148	2,272	10,589	27,009	—	—	27,009
Gross profit (loss)	7,991	(633)	2,641	9,999	—	—	9,999
Depreciation and amortization expenses	1,852	188	312	2,352	—	641	2,993

	F i c s a l Y e a r E n d e d M a r c h 3 1 , 2 0 0 7

	Optical Memory Cards	Drives, Systems & Enabling Services	Specialty Cards & Printers	Segment Total	Intersegment	Other (a)	Total
Revenues	$18,985	$1,478	$11,807	$32,270	$—	$—	$32,270
Cost of sales	14,190	1,941	9,275	25,406	—	—	25,406
Gross profit (loss)	4,795	(463)	2,532	6,864	—	—	6,864
Depreciation and amortization expenses	1,677	177	341	2,195	—	554	2,749

(a) Represents expense recorded in Selling, General & Administrative and Research & Development

LASERCARD CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          Sales by Geographic Region. Sales by geographic region are generally determined based upon the ship-to address on the invoice, or the Company’s knowledge of program location. Revenues by geographic region for the fiscal years ended March 31, (in thousands):

	2009	2008	2007
Middle East and Africa	$16,099	$9,244	$4,717
United States	7,879	8,300	8,377
Germany	6,760	6,763	6,395
Europe, other	5,787	5,255	6,054
Asia	4,730	3,763	2,819
Italy	3,385	596	2,514
Central America	3,214	—	—
Canada	1,885	2,927	1,281
Rest of world	32	160	113
	$49,771	$37,008	$32,270

          In fiscal years 2009, 2008 and 2007, sales to customers outside the United States in the amount of $34 million, $15.6 million and $12.1 million, respectively, were denominated in U.S. dollars and $15.8 million, $13.1 million and $11.8 million, respectively, were denominated in Euros.

5.	Related-Party Transactions

          Since October 21, 2001, we have contracted with Wexler & Walker Public Policy Associates, a unit of Hill and Knowlton, Inc., (“Wexler”) to be lobbyists on behalf of us. The Chairman of Wexler is Robert S. Walker, a brother of Walter F. Walker, member of our Board of Directors. The contract was terminated on December 1, 2008.

          The Company paid Wexler $240,000 during fiscal year 2009, $161,000 during fiscal year 2008, and $116,000 during fiscal year 2007.

6.	Common Stock

          The 2004 Equity Incentive Compensation Plan, as amended, (the “2004 Plan”): In October 2004, the Company’s stockholders approved the 2004 Equity Incentive Compensation Plan, which replaced the existing 1991 Stock Option Plan. The 2004 Plan provides for the grant of restricted share awards, options, stock units and stock appreciation rights, any of which may or may not require the satisfaction of performance objectives, with respect to shares of the Company’s common stock to directors, officers, employees and consultants of the Company and its subsidiaries. The 2004 Plan is administered by the Compensation Committee of the Board of Directors, which has complete discretion to select the participants and to establish the terms and conditions of each award, subject to the provisions of the 2004 Plan. Options granted under the 2004 Plan may be “incentive stock options” as defined in Section 422 of the Internal Revenue Code of 1986 (“The Code”), as amended, or nonqualified options. A total of 2,592,668 shares of common stock were reserved for issuance under the 1991 and 2004 Plans as of March 31, 2009. If any award granted under the 2004 Plan is forfeited or expires for any reason, then the shares subject to that award will once again be available for additional awards. If any outstanding option issued under the 1991 Plan expires or terminates for any reason without having been exercised in full, then the unpurchased shares subject to that option will be available for additional awards under the 2004 Plan. Under the 2004 Plan, the exercise price of incentive stock options may not be less than 100% of the fair market value of the common stock as of the date of grant (110% of the fair market value if the grant is to an employee who owns more than 10% of the total combined voting power of all classes of the Company’s capital stock). The Code currently limits to $100,000 the aggregate value of common stock for which incentive stock options may become exercisable in any calendar year under the 2004 Plan or any other option plan adopted by the Company. Nonstatutory stock options may be granted under the 2004 Plan at an exercise price of not less than 100% of the fair market value of the common stock on the date of grant. There is no limitation on the amount of common stock for which nonstatutory grants may first become exercisable in any calendar year. Repricing a stock option or stock appreciation right is not permitted without stockholder approval. Subject to the limitations contained in the 2004 Plan, the Committee sets the terms of each option grant. Any options that were not exercisable on the date of termination of employment immediately terminate at that time. Options granted under the 2004 Plan may not be exercised more than 10 years after the date of grant (five years after the date of grant if the grant is an incentive stock option to an employee who owns more than 10% of the total combined voting power of all classes of the Company’s capital stock). The Board of Directors specifies the term of options and the vesting schedule for exercise of options. No options were granted to consultants during fiscal years 2009, 2008, and 2007.

LASERCARD CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          On June 2, 2008, the Company granted its new chief executive officer (the “CEO”) a non-statutory stock option (the “Time-Based Option”) outside the 2004 Plan to purchase 220,000 shares of Common Stock with an exercise price of $7.115 per share. The Time-Based Option has a term of ten (10) years and vests 25% on June 2, 2009 and 6.25% on each of the following twelve (12) three-month anniversaries of such date, so that the Time-Based Option is fully vested on June 2, 2012. Additionally, the CEO was granted a non-statutory stock option (the “Market-Based Option”) outside the 2004 Plan to purchase 330,000 shares of Common Stock with an exercise price of $7.115 per share. The Market-Based Option has a term of ten (10) years and vests if, prior to June 2, 2013, the closing trading price of Common Stock for twenty (20) consecutive days is greater than or equal to $10, $13, $16, $19, and $22 per share, with vesting of 60,000 shares for each of the first two price points achieved and of 70,000 shares for each of the last three price points achieved. The Company registered 593,726 shares of the Company’s Common Stock in February 2009, par value of $0.01 per share, underlying the Time-Based and Market-Based Options with the SEC on Form S-8. For the Market Based Options and options granted to Company officers with similar vesting schedules, the Company used the Lattice-model with the stated assumptions to value the stock-based employee compensation expenses.

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

          The following table lists stock option activity for the fiscal years ended March 31, (in thousands, except for weighted average exercise price):

	2009		2008		2007
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding at beginning of year	2,152	$12.75	2,213	$12.96	2,064	$12.27
Granted	1,049	6.09	299	10.49	480	15.11
Exercised	—	—	(52)	9.40	(109)	10.12
Canceled	(688)	12.59	(308)	12.70	(222)	12.56
Outstanding at end of year	2,513	$10.01	2,152	$12.74	2,213	$12.96
Options vested and exercisable at end of year	1,188	$13.13	1,541	$13.45	1,352	$13.54

          The weighted-average grant-date fair value per share of options granted during fiscal years 2009, 2008, and 2007 were $3.03, $5.29 and $7.69, respectively.

          The weighted average remaining contractual term for outstanding options at March 31, 2009 and 2008 is 6.3 years and 8.6 years, respectively, and 4.1 years and 3.5 years for options vested and exercisable at March 31, 2009 and 2008, respectively.

          Aggregate intrinsic value is the sum of the amounts by which the closing market price of the Company’s stock at April 3, 2009 (last trading day), $2.58 per share, exceeded the exercise price of the options, for those options for which the quoted market price was in excess of the exercise price (“in-the-money-options”). At March 31, 2009, the quoted market price was below the exercise price (“out-of-the-money-options”) for outstanding options and options vested and exercisable. Consequently, there was no aggregate intrinsic value of outstanding options, options vested and exercisable, and no options were exercised.

LASERCARD CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          The closing market price of the Company’s stock at March 31, 2008 (last trading day) was $8.50 per share. The aggregate intrinsic value of outstanding options and options vested and exercisable was approximately $1.8 million at March 31, 2008. The aggregate intrinsic value of options exercised on the dates the options were exercised was approximately $0.1 million for the fiscal years ended March 31, 2008.

          The following table summarizes information about stock options outstanding for the fiscal year ended March 31, (in thousands, except for weighted average exercise price and contractual life):

	2009
	Options Outstanding			Exercisable
Range of Exercise Price	Number of Outstanding Vested/Unvested at March 31, 2009	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Number of Shares Exercisable at March 31, 2009	Weighted Average Exercise Price

$4.84 - $5.56	476	$4.85	8.90	$—	$—
$6.05 - $6.05	228	6.05	6.14	161	6.05
$7.11 - $7.26	560	7.12	9.11	—	—
$7.50 - $10.71	284	9.87	5.11	184	9.58
$10.99 - $12.43	168	11.94	5.12	119	11.93
$13.13 - $15.34	313	13.91	3.52	313	13.91
$16.31 - $22.75	484	17.20	3.40	411	17.25
	2,513	$10.01	6.28	$1,188	$13.13

	2008
	Options Outstanding			Exercisable
Range of Exercise Price	Number of Outstanding Vested/Unvested at March 31, 2008	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Number of Shares Exercisable at March 31, 2008	Weighted Average Exercise Price

$6.05 - $7.05	314	$6.06	5.95	147	$6.08
$7.50 - $10.91	359	10.03	5.51	154	9.62
$10.99 - $12.69	378	11.61	3.47	281	11.51
$13.12 - $15.34	455	14.05	3.46	455	14.05
$16.30 - $22.75	646	17.23	3.73	504	17.30
	2,152	$12.74	4.25	1,541	$13.45

          The Company had 93,000 of unvested restricted stock units issued to certain employees outstanding at March 31, 2009 all of which were granted in September 2008.

          The Company had 113,000 unvested restricted shares issued to certain employees outstanding at March 31, 2008 all of which were granted in September 2007.

          As of March 31, 2009, there was approximately $4.3 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under our stock plans which is expected to be recognized over the remaining vesting period through August 2012, adjusted for any future changes in estimated forfeitures.

LASERCARD CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          As of March 31, 2008, there was approximately $3.7 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under our stock plans which is expected to be recognized over the remaining vesting period through December 2011, adjusted for any future changes in estimated forfeitures.

Employee Stock Purchase Plan

          The Company has an Employee Stock Purchase Plan (the “Stock Purchase Plan”), under which 29,300 and 94,185 shares were reserved as of March 31, 2009 and 2008, respectively, for future purchases by employees. Under the Stock Purchase Plan, eligible employees may designate from 2% to 6% of their compensation to be withheld for the purchase of shares of common stock at 67% of a trailing average price. The differential between fair market value and the average price of the shares sold under the Stock Purchase Plan is charged to operations as a compensation expense and is taxed to the employee as income. Under the Stock Purchase Plan, employees purchased 64,885 shares for fiscal year 2009, 36,914 shares for fiscal year 2008, and 30,418 shares for fiscal year 2007. The weighted average purchase price per share was $3.36 for fiscal year 2009, $7.09 for fiscal year 2008, and $7.61 for fiscal year 2007. The weighted average market price per share for shares purchased was $5.01 for fiscal year 2009, $10.37 for fiscal year 2008, and $11.44 for fiscal year 2007. Effective February, 2009, the Company has decided to discontinue the ESPP.

Other Employee Benefit Plan

          401(k) Plan. The 401(k) Plan provides participating employees with an opportunity to accumulate funds for retirement. The Company’s contribution to this Plan will not exceed the lesser of: (a) 25% of the maximum employee contribution allowed by IRS, (b) 25% of an employee’s contribution, or (c) 1.5% of an employee’s eligible earnings. The Company contributed approximately $90,000, $94,000, and $79,000, for fiscal years 2009, 2008, and 2007, respectively. Effective March 5, 2009, the Company has decided to make a modest reduction in the employer discretionary matching contribution from 25% of the first 6% of deferred funds to 20%.

Issuance of Warrants

          At March 31, 2008, the Company had warrants outstanding to purchase 174,057 shares of its common stock. The warrants were issued in connection with the December 2003 sale of common stock in a private placement. The warrants have an exercise price of $17.26 per share and a life of five years. These warrants expired in December 2008.

7.	Commitments and Contingencies

          Lease. The Company occupies its buildings under various operating leases. Rent expense relating to these buildings was approximately $1.4 million, $1.4 million, and $1.5 million for fiscal years 2009, 2008, and 2007, respectively.

          As of March 31, 2009, approximately 70,000 square feet of floor space are leased by the Company on a long-term basis for card manufacturing, read/write drive production, administration, sales, and research and development, in two buildings located in Mountain View, California. One 27,000-square foot building is used for OMC production and one 43,000 square-foot building is used for optical card production, read/write drive production, administration, sales, and research and development. Upon expiration of the leases, the Company believes that these or other suitable buildings will be available to be leased on a reasonable basis. These leases will expire in October 2013 and in March 2014. The Company leases a portion of a building in Ratingen, Germany, and a building in Rastede, Germany totaling approximately 15,000 square feet, for optical and specialty card manufacturing, distribution, administration and sales, one of which will expire within a six-month notice and the other in March 2012. Also, the Company owns land and approximately 14,000 square foot building in Rastede, Germany that is used in production of specialty cards and research and development. The Company also leases a small office in Huntington, New York for marketing activities. The Company believes these leased and owned facilities to be satisfactory for its present operations.

LASERCARD CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          As of March 31, 2009, future minimum rental payments relating to these leases are (in thousands):

	2010	2011	2012	2013	2014	Thereafter	Total

Non-cancelable operating leases	$1,757	$1,925	$1,852	$1,503	$1,275	$2	$8,314

          The Company entered into a lease arrangement in fiscal year 2009 for $0.2 million and $0.1 million in fiscal year 2008 that expire on dates from July 2011 and September 2011. This was recorded as a capitalized lease in accordance with SFAS 13, Accounting for Leases.

          Purchase Commitment. The Company purchases services, software, and manufacturing equipment from a variety of vendors. As of March 31, 2009, the Company has non-cancelable purchase orders of $2.4 million for raw materials which will be delivered over 12 months.

          Other Contingencies. In the normal course of business, the Company is subject to various claims. In the opinion of management, the ultimate disposition of such claims will not have a material adverse impact on the financial position and results of operation or cash flows of the Company.

          Employment Agreements. On November 28, 2007, the Company entered into a Planned Retirement Agreement and an Age Discrimination Release Agreement with its Chief Executive Officer (“CEO”) and President for his retirement on March 31, 2008. These agreements provided for the CEO to receive two years of separation pay at the per annum rate of $350,000; consulting retainer of $18,000 for nine months of consulting availability and services; and bonus of up to $100,000. The Company continued to pay its portion of his health care insurance premium under the COBRA coverage for up to 18 months. His stock options ceased vesting on the retirement date, other than the 18,750 options which vested on May 24, 2008 since he remained a consultant to the Company. He held 3,125 restricted shares which vested on September 21, 2008 but his other restricted shares had forfeited. LaserCard allocated the costs of the postretirement payments and the bonus using the discounted cash-flow basis over the remaining months of the total expected service. The stock options were remeasured using the Black-Scholes method.

          In addition, the Company has employment agreements with two individuals that provide for severance payments for a period of twelve (12) months following the employee’s termination of employment. The Company shall continue to pay the employee on a monthly basis one-twelfth of the employee’s per annum base salary as determined on the employee’s last day of employment. Specific provisions were also made for continued health insurance coverage and stock options. Certain conditions of severance payments were included, the details of which can be found in the Company’s Form 8-K filed on January 10, 2008 and Form 10-Q filed on August 5, 2008.

8.	Income Taxes

          The provision for income taxes (benefit) for the fiscal years ended March 31 (in thousands):

	2009	2008	2007
Current:
Federal	$50	$—	$3
State	49	15	(94)
Foreign	(13)	—	(29)
	86	15	(120)
Deferred:
Federal	—	—	—
State	—	—	—
Foreign	—	(129)	(231)
	—	(129)	(231)
Income tax expense (benefit)	$86	$(114)	$(351)

LASERCARD CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          The Company’s effective tax rate differs from the statutory rate for the fiscal years ended March 31 as follows:

	2009	2008	2007
Tax reconciliation:
Federal statutory rate	34.0%	34.0%	34.0%
State tax, net of federal benefit	(109.9%)	0.0%	0.7%
Foreign provision differential	17.4%	(2.3%)	(8.5%)
Change in valuation allowance	97.0%	(25.5%)	(20.5%)
FAS 123R ISOs	(32.8%)	(4.2%)	(2.6%)
Change on deferred taxes	(13.7%)	—	—
Other	(2.9%)	(0.4%)	(0.4%)
	(11.0%)	1.5%	2.7%

          The domestic and foreign component of pretax income (loss) for the fiscal years ended March 31 (in thousands):

	2009	2008	2007
Income (loss) before taxes:
Domestic	$(1,253)	$(6,442)	$(8,780)
Foreign	399	(878)	(3,942)
Total	$(854)	$(7,320)	$(12,722)

          The major components of the net deferred income tax assets/(liabilities) as of March 31 (in thousands):

	2009	2008
Deferred tax assets
Advanced payments and deferred revenue	$10,257	$10,306
Net operating loss carryforward	1,055	2,582
Reserves and accruals	2,119	1,938
Stock Compensation	1,188	607
Depreciation and amortization	1,176	1,317
Research credit	891	712
Other	885	950
German operations	—	92
Gross deferred tax asset	17,571	18,504

Valuation allowance	(17,424)	(18,252)

Net deferred tax assets	147	252

Deferred income tax liability
German operations	(234)	(405)
Capitalized patent costs	(147)	(160)

Total deferred income tax liability	(381)	(565)

Net deferred income tax liability	$(234)	$(313)

LASERCARD CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          The net deferred income tax liability of $234,000 at March 31, 2009 and $313,000 at March 31, 2008, was a result of the operations of our German subsidiary. As part of the process of preparing the Company’s consolidated financial statements, the Company is required to estimate income taxes in each of the jurisdictions in which the company operates. This process involves estimating the actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and accounting purposes. These differences result in deferred income tax assets and liabilities, which are included within the consolidated balance sheets. The Company must then assess the likelihood that the deferred income tax assets will be recovered from future taxable income and to the extent that management believes recovery is not likely, the Company must establish a valuation allowance.

          In fiscal year 2009, the valuation allowance decreased by $0.9 million. The change in valuation allowance related to the decrease in net operating loss carry-forwards (“NOLs”) of $1.5 million offset by other increases in our gross deferred income tax assets. In fiscal year 2008 the valuation allowance increased by $2 million. The change in valuation allowance related to the increase in NOLs of $1.1 million and other increases in our gross deferred income tax assets.

          The Company’s federal NOLs as of March 31, 2009 were $19.2 million as compared to $26.2 million as of March 31, 2008. The NOLs will expire at various dates from 2009 through 2027, if not utilized. Of this amount as of March 31, 2009, $16.7 million represent NOLs relating to windfall stock option deductions as compared to $19.3 million as of March 31, 2008, the benefit of which will be credited to stockholders’ equity when realized. Federal tax credits in the amount of $336,000 for alternative minimum taxes have no expiration. Federal R&D tax credits in the amount of $344,000 will expire on various dates from 2013 through 2027, if not utilized. The Company’s state NOLs as of March 31, 2009 were $3.8 million as compared to $4.3 million as of March 31, 2008. The NOLs will expire at various dates from 2019 through 2020, if not utilized. Of this amount as of March 31, 2009, $333,000 represents NOLs relating to windfall stock option deductions as compared to $333,000 as of March 31, 2008, the benefit of which will be credited to stockholders’ equity when realized. California tax credits related to R&D and alternative minimum taxes as of March 31, 2009 in the amount of $214,000 have no expiration date. However, California has suspended the utilization of NOLs for the tax years 2009 and 2008. Also, California has limited the utilization of R&D credits to 50% of the tax liability without consideration for NOLs.

          As of March 31, 2008, federal tax credits were $272,000 for alternative minimum taxes, federal R&D tax credits were $330,000, and California tax credits related to R&D and alternative minimum taxes were $166,000.

          The Company’s methodology for determining the realizability of its deferred income tax assets involves estimates of future taxable income based upon booked orders; the estimated impact of future stock option deductions; and the expiration dates and amounts of NOLs. The Company has had difficulty in the past, and expects to have continued difficulty in the future, in reliably forecasting our foreign business and the revenue to be received from it. This resulted in the Company’s basing its estimates of future income for these purposes on booked orders only. As circumstances change, the Company may in the future be able to estimate future revenue based upon its forecast revenues rather than only using booked orders, although the Company cannot predict when or if this will occur.

          In concluding that a full valuation allowance was required at the end of fiscal year 2009, 2008 and 2007, respectively, the Company considered both the positive and negative evidence regarding its ability to generate sufficient future taxable income to realize their deferred income tax assets. Positive evidence included (1) the level of sales and business experienced under the contracts for the U.S. Green Card; (2) prospects in Italy and the Kingdom of Saudi Arabia for their national identification card programs; (3) orders of OMCs for the National ID card program in Angola, and (4) expected future orders. Negative evidence included (1) our reliance on a limited number of customers for a substantial portion of our business; (2) the uncertainty in timing of anticipated orders from the Company’s customers; (3) the impact of future stock option deductions on taxable income; (4) the Company’s experience of net NOLs expiring unused through fiscal year 2027; (5) the recent financial statement losses; and (6) the prior three years’ cumulative tax net operating losses exclusive of payments derived from the Prevent Global contract. In weighing the positive and negative evidence, we considered the “more likely than not” criteria pursuant to SFAS No. 109 as well as the following risks related to our business: “dependence on VARs and on a limited number of customers,” “lengthy sales cycles,” “technological change,” and “competition”. As described, the Company concluded that the negative evidence outweighed the positive evidence and as a result we recorded a valuation allowance equal to the full amount of the deferred income tax asset as of March 31, 2009, March 31, 2008 and at March 31, 2007.

LASERCARD CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          In the event that actual results differ from these estimates or that these estimates are adjusted in future periods, the Company may need to adjust the amount of the valuation allowance based on future determinations of whether it is more likely than not that some or all of the Company’s deferred income tax assets will be realized. A decrease in the valuation allowance would be recorded as an income tax benefit or a reduction of income tax expense. The net operating losses available to reduce future taxable income expire on various dates from fiscal year 2010 through fiscal year 2027. To the extent that the Company generates taxable income in jurisdictions where the deferred income tax asset relates to net operating losses that have been offset by a full valuation allowance, the utilization of these net operating losses would result in the reversal of the related valuation allowance.

          Upon adoption of FIN 48 on April 1, 2007, the Company recognized a cumulative effect adjustment of $62,000, decreasing our income tax liability for unrecognized tax benefits, and decreasing the March 31, 2007 accumulated deficit balance. We continually monitor the need for tax reserves under FIN 48. During fiscal years 2009 and 2008, we did not identify any new reserve requirements.

          As of March 31, 2009, the total amount of gross unrecognized tax benefits, inclusive of interest and penalties, was approximately $277,000 and the entire amount, if recognized, would affect the effective tax rate. We do not currently anticipate that any significant increase or decrease to unrecognized tax benefits will be recorded during the next 12 months.

          As of March 31, 2008, the total amount of gross unrecognized tax benefits, inclusive of interest and penalties, was approximately $263,000.

          A reconciliation of the beginning and ending amount of unrecognized tax benefit is as follows:

Balance as of March 31, 2007	$(229,000)
Interest and penalties	$(34,000)

Balance as of March 31, 2008	$(263,000)
Interest and penalties	$(14,000)
Balance as of March 31, 2009	$(277,000)

          The Company recognizes interest and penalties accrued on any unrecognized tax benefits as a component of its provision for income taxes. As of March 31 2009, the Company accrued $14,000 for payment of interest and penalties related to unrecognized tax benefits. As of March 31, 2008, the Company accrued $34,000 for payment of interest and penalties related to unrecognized tax benefits.

          Although the Company files U.S. federal, various state, and foreign tax returns, the Company’s only major tax jurisdictions are the United States, California and Germany. Tax years 1993 through 2008 remain subject to examination by the appropriate governmental agencies, mainly the United States, due to tax loss carryovers from those years.

LASERCARD CORPORATION AND SUBSIDIARIES
SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
(In thousands, except per share amounts)

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Fiscal year 2009:
Revenue	$10,722	$13,467	$10,906	$14,676
Cost of sales	7,255	8,902	7,314	9,129
Gross profit	3,467	4,565	3,592	5,547
Net income (loss)	(1,274)	239	(849)	944
Net income (loss) per share:
Basic	$(0.11)	$0.02	$(0.07)	$0.08
Diluted	$(0.11)	$0.02	$(0.07)	$0.08

Weighted average number of common and common equivalent shares:
Basic	11,991	12,027	12,085	12,104
Diluted	11,991	12,029	12,085	12,114

Fiscal year 2008:
Revenue	$7,855	$10,739	$11,159	$7,255
Cost of sales	6,194	7,550	7,670	5,595
Gross profit	1,661	3,189	3,489	1,660
Net loss	(2,359)	(498)	(1,080)	(3,269)
Net loss per share:
Basic	$(0.20)	$(0.04)	$(0.09)	$(0.27)
Diluted	$(0.20)	$(0.04)	$(0.09)	$(0.27)

Weighted average number of common and common equivalent shares:
Basic	11,866	11,899	11,971	11,981
Diluted	11,866	11,899	11,971	11,981

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          There have been no disagreements with our accountant on accounting and financial disclosure.

ITEM 9A.	CONTROLS AND PROCEDURES

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

          Based on their evaluation as of the end of the period covered by this Form 10-K, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such dates, our disclosure controls and procedures were effective.

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

(2) Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with the authorization of our management and directors; and

(3) Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisitions, use or disposition of our assets that could have a material effect on the financial statements.

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

          Management has used the framework set forth in the report entitled Internal Control—Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission, to assess the effectiveness of the Company’s internal control over financial reporting as of March 31, 2009. Based on this assessment, management has concluded that our internal control over financial reporting was effective as of March 31, 2009. SingerLewak LLP, the independent registered public accounting firm that audited the consolidated financial statements included in the Annual Report on Form 10-K, also audited, and expressed an unqualified opinion on the effectiveness of our internal control over financial reporting as of March 31, 2009 which is presented under Item 8 of the Annual Report on Form 10-K.

(c) Changes in Internal Control over Financial Reporting. There were no significant changes in our internal control over financial reporting that occurred during the fourth quarter of fiscal year 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

          None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

          The information required to be disclosed by this Item pursuant to Item 401(b) of Regulation S-K with respect to our executive officers is contained in Part I of this Annual Report on Form 10-K under the caption, “Executive Officers of the Registrant.” The remaining information required to be disclosed by the Item pursuant to Item 401, Item 405 and Item 407 of Regulation S-K is contained in the definitive proxy statement for our annual meeting of stockholders to be held on September 15, 2009 (the “Proxy Statement”), under the captions “Proposal No. 1 Election of Directors”; “Information Relating to Our Board of Directors and Its Committees—Board of Directors Meetings and Committees—Audit Committee”; “Information Relating to Our Board of Directors and Its Committees—Director Candidates”; “Section 16(a) Beneficial Ownership Reporting Compliance” and “Other Matters-Stockholder Proposals for 2009 Annual Meeting of Stockholders” and is incorporated in this Annual Report on Form 10-K by reference.

          We have adopted a code of ethics, our Standards of Business Conduct, that applies to all of our directors and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller and persons performing similar functions. Our Standards of Business Conduct, as well as our corporate governance guidelines and the charters for the audit, compensation and benefits, nominating and corporate governance, executive and finance committees of our Board of Directors, are each accessible under the “Corporate Governance” heading of the “Investor Relations” section of our website, www.lasercard.com. This information is also available in print to any stockholder who requests it by writing to LaserCard Corporation, 1875 N. Shoreline Blvd. Mountain View, CA 94043 USA, Attention: Investor Relations. We also intend to disclose in the same location on our website, any amendments to, or waivers from, our Standards of Business Conduct that are required to be disclosed pursuant to the disclosure requirements of Item 5.05 of Form 8-K.

ITEM 11.	EXECUTIVE COMPENSATION

          The information required to be disclosed by this Item pursuant to Item 402 and Item 407(e) of Regulation S-K is contained in the Proxy Statement under the captions “Information Relating to Our Board of Directors and Its Committees—Director Compensation”; “Compensation Committee Interlocks and Insider Participation”; “Compensation Committee Report” and “Executive Compensation” and is incorporated in this Annual Report on Form 10-K by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

          The information required to be disclosed by this Item pursuant to Item 201(d) and Item 403 of Regulation S-K is contained in the Proxy Statement under the captions “Executive compensation-Equity Compensation Plan Information” and “Beneficial Ownership of Common Stock” and is incorporated in this Annual Report on Form 10-K by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTORS INDEPENDENCE

          The information required to be disclosed by this Item pursuant to Item 404 and Item 407(a) of Regulation S-K is contained in the Proxy Statement under the caption “Information Related to our Board of Directors and Its Committees—Certain Relationships and Policies on Related Transactions,” and is incorporated in this Annual Report on Form 10-K by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

          The information required to be disclosed by this Item pursuant to Item 9(e) of Schedule 14A is contained in the Proxy Statement under the caption “Independent Auditors Fees and Other Matters”, and is incorporated in this Annual Report on Form 10-K by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	List of Documents Filed as Part of this Report

1.	Our consolidated financial statements filed herewith under Item 8 are as follows:

2.	Financial Statement Schedules:

The schedule supporting our Consolidated Financial Statements, filed herewith under Item 14(d), is as follows:

Schedule Number	Description	Page Number

―	Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting	86

―	Report of Odenberg, Ullakko, Muranishi & Co. LLP, Independent Registered Public Accounting Firm on Financial Statement Schedule for Fiscal 2008 and 2007	87

II	Valuation and Qualifying Accounts	88

Schedules not listed above are not applicable or not required, or the information required to be set forth therein is included in the consolidated financial statements or the notes thereto.

3.	Exhibits:

The Exhibits to this Report, filed herewith under Item 15(b) or incorporated by reference from other documents previously filed with the SEC, as follows:

Exhibit Number	Description	Filed Herewith or Incorporated Herein by Reference to

3(I)	Amended and Restated Certificate of Incorporation	Exhibit 3.1 to Report on Form 10-K for the fiscal year ended March 31, 2005

3(II)	Amended and Restated By-Laws (to add new Section 4.6.5 re Vice Chairman)	Exhibit 3(II) to Report on Form 10-Q for the period ended December 31, 2007

10.1	Building lease agreement with Renault & Handley Employees Investment Co. for 2644-2648 Bayshore Pkwy., Mountain View, CA	Exhibit 10.1 to Report on Form 10-Q for period ended December 31, 2003

10.2		Building Lease Agreement with Shoreline Park LLC for 1395 Charleston Road, Mountain View, CA (mailing address 1875 North Shoreline Boulevard, Mountain View, CA)	Exhibit 10.2 to Report on Form 10-K for fiscal year ended March 31, 2004

10.3	*	Amended and Restated Stock Option Plan	Exhibit 10.4.1 to Report on Form 10-Q for period ended September 30, 2002

10.4		Optical Card Manufacturing License Agreement with Global Investments Group	Exhibit 10.8 to Report on Form 10-K for fiscal year ended March 31, 2004**

10.5	*	2004 Equity Incentive Compensation Plan (as Amended)	Appendix A to Schedule 14A Proxy Statement for 2005Annual Stockholders Meeting

10.6		June 29, 2006 Amendment to License and Equipment Agreement with Global Investments Group	Exhibit 10.10 to Report on Form 10-Q for period ended June 30, 2006**

10.7		October 27, 2006 Modified Third Amendment to License and Equipment Agreement with Global Investments Group and Prevent LOK	Exhibit 10.11 to Report on Form 8-K dated October 30, 2006

10.8	*	Employee Stock Purchase Plan (as Amended)	Appendix A to Schedule 14A Proxy Statement For 2007 Annual Stockholders Meeting

10.9	*	Planned Retirement Agreement and Age Discrimination Release Agreement with Richard M. Haddock	Exhibit 10.13 to Report on Form 10-Q for period ended December 31, 2007

10.10	*	Executive Employment Agreements with Christopher J. Dyball and Steven G. Larson	Exhibit 10.14 to Report on Form 10-Q for period ended December 31, 2007

10.11		UBS AG Credit Line Agreement and Approval dated December 5, 2008	Exhibit 10.1 to Report on Form 10-Q for period ended December 31, 2008

10.12	*	June 2, 2008, Executive Employment Agreement with Robert T. DeVincenzi	Exhibit 10.1 to Report on Form 10-Q for period ended June 30, 2008

10.13	*	June 2, 2008, Restricted Stock Award of Robert T. DeVincenzi	Exhibit 10.2 to Report on Form 10-Q for period ended June 30, 2008

10.14	*	June 2, 2008, Non-Statutory Stock Option Agreements of Robert T. DeVincenzi	Exhibit 10.3 to Report on Form 10-Q for period ended June 30, 2008

10.15	*	2004 Equity Incentive Compensation Plan (as Amended)	Exhibit 10.18 to Report on Form 8-K dated Septemeber 19, 2008

16.1		Letter re Change in Certifying Accountants	Exhibit 16.1 to Report on Form 8-K dated June 9, 2008 and amended on June 23, 2008

21		Subsidiaries of the Registrant	Filed herewith

23.1		Consent of SingerLewak LLP, Independent Registered Public Accounting Firm	Filed herewith

23.2	Consent of Odenberg, Ullakko, Muranishi & Co. LLP, Independent Registered Public Accounting Firm	Filed herewith

24	Power of attorney	Filed herewith

31.1	Rule 13a-14(a)/15d-14(a) Certification of Robert T. DeVincenzi, principal executive officer	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of Steven G. Larson, principal financial officer	Filed herewith

32.1	Section 1350 Certification of Robert T. DeVincenzi, principal executive officer	Filed herewith

32.2	Section 1350 Certification of Steven G. Larson, principal financial officer	Filed herewith

  *Indicates management contract or compensatory plan or arrangement.
**Portions were omitted pursuant to request for confidential treatment.

(b)	Financial Statement Schedule
Schedule II to our consolidated financial statements and the Report of our Independent Registered Public Accounting Firms relating to the Financial Statement Schedule is below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
LaserCard Corporation

We have audited LaserCard Corporation and subsidiaries’ internal control over financial reporting as of March 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. LaserCard Corporation and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in Management’s Report on Internal Control over Financial Reporting under Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, LaserCard Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of March 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule of LaserCard Corporation and subsidiaries and our report dated June 15, 2009 expressed an unqualified opinion.

/s/SingerLewak LLP

San Jose, California
June 15, 2009

REPORT OF ODENBERG, ULLAKKO, MURANISHI & CO. LLP,  INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON FINANCIAL STATEMENT SCHEDULE FOR FISCAL 2008 AND 2007

The Board of Directors and Stockholders
LaserCard Corporation:

          The audits referred to in our report dated June 4, 2008 included the related financial statement schedule for each of the two years in the period ended March 31, 2008, included in this Annual Report on Form 10-K. The financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statement schedule based on our audits. In our opinion, such financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/Odenberg, Ullakko, Muranishi & Co. LLP

San Francisco, California
June 4, 2008

SCHEDULE II

LASERCARD CORPORATION AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
For the Fiscal Years Ended March 31, 2007, 2008 and 2009
(In thousands)

Description	Balance at Beginning of Period	Additions (Deletions) Charged (Credited) to Profit & Loss	Additions Charged to Other Accounts		Deductions/ Write-off	Balance at End of of Period

Fiscal year 2007:

Product return reserve	$78	$—	$—		$—	$78

Bad debt reserve	$64	$24	$6	(1)	$28	$66

Inventory reserves	$503	$483	$17	(1)	$166	$837

Warranty reserve	$648	$164	$5	(1)	$74	$743

Deferred income tax asset valuation allowance	$19,327	$3,172	$—		$6,283	$16,216

Fiscal year 2008:

Product return reserve	$78	$—	$—		$78	$—

Bad debt reserve	$66	$30	$15	(1)	$76	$35

Inventory reserves	$837	$53	$94	(2)	$71	$913

Warranty reserve	$743	$147	$2	(1)	$237	$655

Deferred income tax asset valuation allowance	$16,216	$2,509	$—		$473	$18,252

Fiscal year 2009:

Product return reserve	$—	$—	$—		$—	$—

Bad debt reserve	$35	$32	$(10	) (1)	$(2)	$59

Inventory reserves	$913	$352	$(12	) (1)	$390	$863

Warranty reserve	$655	$24	$(9	) (1)	$109	$561

Deferred income tax asset valuation allowance	$18,252	$703	$—		$1,531	$17,424

Notes:
(1)	Due to Foreign Exchange rate translation
(2)	FIFO adjustment for standard change of previously reserved obsolete inventory

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

          Dated: June 15, 2009

          LASERCARD CORPORATION

By:	/s/Robert T. DeVincenzi
Robert T. DeVincenzi, Chief Executive Officer

          KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Robert T. DeVincenzi and Steven G. Larson and each of them, acting individually, as his attorney-in-fact, each with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/Robert T. DeVincenzi	Chief Executive Officer	June 15, 2009
Robert T. DeVincenzi	(Principal Executive Officer)
Director

/s/Steven G. Larson	Vice President of Finance and Treasurer	June 15, 2009
Steven G. Larson	(Principal Financial Officer and
Principal Accounting Officer)

/s/Bernard C. Bailey	Director	June 9, 2009
Bernard C. Bailey

/s/Arthur H. Hausman	Director	June 9, 2009
Arthur H. Hausman

/s/Donald E. Mattson	Director	June 11, 2009
Donald E. Mattson

/s/Albert J. Moyer	Director	June 15, 2009
Albert J. Moyer

/s/Walter F. Walker	Director	June 12, 2009
Walter F. Walker

INDEX TO EXHIBITS
[ITEM 14(c)]

Exhibit Number	Description

3(I)	Amended and Restated Certificate of Incorporation; Exhibit 3.1 to Report on Form 10-K for the fiscal year ended March 31, 2005

3(II)	Amended and Restated By-Laws; Exhibit 3(II) to Report on Form 10-Q for the period ended December 31, 2007

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

10.4
Optical Card Manufacturing License Agreement with Global Investments Group; filed as Exhibit as Exhibit 10.8 to Report on Form 10-K for fiscal year ended March 31, 2004 and incorporated herein by reference**

10.5*
2004 Equity Incentive Compensation Plan, as Amended; previously filed as Appendix A to Schedule 14A Proxy Statement for 2005 Annual Stockholders Meeting filed with the SEC on September 6, 2005, and incorporated herein by reference

10.6
June 29, 2006 Amendment to License and Equipment Agreement with Global Investments Group and Prevent LOK; previously filed as Exhibit 10.10 to Report on Form 10-Q for period ending June 30, 2006, and incorporated herein by reference**

10.7
October 27, 2006 Modified Third Amendment to License and Equipment Agreements with Global Investments Group and Prevent LOK; previously filed as Exhibit 10.11 to Form 8-K dated October 30, 2006, which was filed with the SEC on November 1, 2006, and incorporated herein by reference

10.8*
Employee Stock Purchase Plan, as Amended; previously filed as Appendix A to amended Schedule 14A Proxy Statement for 2007 Annual Stockholders Meeting filed with the SEC on August 3, 2007, and incorporated herein by reference

10.9*	November 28, 2007, Planned Retirement Agreement and Age Discrimination Release Agreement with Richard M. Haddock, and incorporated herein by reference

10.10*	January 4, 2008, Executive Employment Agreements with Christopher J. Dyball and Steven G. Larson, and incorporated herein by reference

10.11	UBS AG Credit Line Agreement and Approval dated December 5, 2008

10.12*	June 2, 2008, Executive Employment Agreement with Robert T. DeVincenzi

10.13*	June 2, 2008, Restricted Stock Award of Robert T. DeVincenzi

10.14*	June 2, 2008, Non-Statutory Stock Option Agreements of Robert T. DeVincenzi

10.15*	2004 Equity Incentive Compensation Plan, as Amended, previously filed as Exhibit 10.18 to Form 8-K dated September 19, 2008

16.1	Letter re Change in Certifying Accountant; previously filed as Exhibit 16.1 to Current Report on Form 8-K dated June 9, 2008 and amended on June 23, 2008

21	Subsidiaries of the Registrant; filed herewith

23.1	Consent of SingerLewak LLP, Independent Registered Public Accounting Firm; filed herewith

23.2	Consent of Odenberg, Ullakko, Muranishi & Co. LLP, Independent Registered Public Accounting Firm; filed herewith

24	Power of Attorney; filed herewith

31.1	Rule 13a-14(a)/15d-14(a) Certification of Robert T. DeVincenzi principal executive officer; filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of Steven G. Larson, principal financial officer; filed herewith

32.1	Section 1350 Certification of Robert T. DeVincenzi, principal executive officer and president; filed herewith

32.2	Section 1350 Certification of Steven G. Larson, principal financial officer; filed herewith

*	Indicates management contract or compensatory plan or arrangement.
**	Portions were omitted pursuant to a request for confidential treatment.