Form 10-Q
period 2009-06-30
LASERCARD CORP
filed 2009-08-11
CIK 30140

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[Mark One]

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarterly Period Ended June 30, 2009

OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition Period from _____to _____

Commission File Number: 0-6377

LASERCARD CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	77-0176309
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1875 North Shoreline Boulevard, Mountain View, CA	94043-1601
(Address of principal executive offices)	(Zip Code)

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

Number of outstanding shares of common stock, $.01 par value, at August 11, 2009: 12,142,595

PART I.	FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

LASERCARD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In thousands)

	June 30, 2009	March 31, 2009*
ASSETS
Current assets:
Cash and cash equivalents	$25,990	$15,912
Short-term investments	13,632	174
Accounts receivable, net of allowance of $148 at June 30, 2009 and $59 at March 31, 2009	5,574	10,217
Inventories, net of reserves of $983 at June 30, 2009 and $863 at March 31, 2009	12,201	14,232
Deferred contract costs	397	345
Prepaid and other current assets	1,223	934
Total current assets	59,017	41,814

Property and equipment, net of accumulated depreciation of $22,276 at June 30, 2009 and $21,555 at March 31, 2009	10,458	10,872
Long-term equipment held for resale	7,113	7,062
Long-term investments	—	13,239
Patents and other intangibles, net	377	400
Notes receivable	239	227
Long-term deferred contract costs	79	568
Other non-current assets	49	108
Total assets	$77,332	$74,290

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,197	$1,698
Accrued liabilities	3,688	3,397
Deferred income tax liability	253	234
Advance payments from customers	7,615	7,958
Short-term debt	8,899	8,681
Deferred revenue	443	589
Deferred rent	257	257
Capital lease obligation	75	72
Total current liabilities	23,427	22,886

Capital lease obligation, net of current portion	145	166
Advance payments from customers, net of current portion	26,213	26,122
Deferred revenue, net of current portion	3,468	3,788
Deferred rent, net of current portion	1,147	1,203
Income tax payable	277	277
Total liabilities	54,677	54,442

Stockholders’ equity:
Common stock	121	121
Additional paid-in capital	67,201	66,422
Accumulated deficit	(44,864)	(46,807)
Accumulated other comprehensive income (loss)	197	112
Total stockholders’ equity	22,655	19,848

Total liabilities and stockholders’ equity	$77,332	$74,290

*Amounts derived from audited consolidated financial statements

The accompanying notes are an integal part of these condensed consolidated financial statements.

LASERCARD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(In thousands, except per share amounts)

	Three Months Ended
	June 30, 2009	June 30, 2008

Revenues	$16,308	$10,722
Cost of sales	9,705	7,255
Gross profit	6,603	3,467

Operating expenses:
Selling, general, and administrative expenses	4,074	3,900
Research and development expenses	371	860
Total operating expenses	4,445	4,760
Operating income (loss)	2,158	(1,293)

Other income, net	182	46

Income (loss) before provision for income taxes	2,340	(1,247)

Provision for income tax	397	27

Net income (loss)	$1,943	$(1,274)

Net income (loss) per share:
Basic	$0.16	$(0.11)
Diluted	$0.16	$(0.11)

Weighted-average shares of common stock used in computing net income (loss) per share:
Basic	12,113	11,991
Diluted	12,140	11,991

The accompanying notes are an integral part of these condensed consolidated financial statements.

LASERCARD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Three Months Ended June 30,
	2009	2008

Cash flows from operating activities:
Net income (loss)	$1,943	$(1,274)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	683	722
Fixed asset disposal	5	—
Provision for doubtful accounts receivable	86	13
Provision for excess and obsolete inventory	116	(6)
Provision for warranty reserve	(3)	(54)
Decrease in income tax payable and deferred tax asset	—	9
Stock-based compensation	571	538
Put option, loss on fair value	16	—
Mark to market, trading	(234)	—
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	4,632	(2,710)
Decrease (increase) in inventories	2,018	(369)
Decrease in deferred contract costs	447	158
Increase in prepaid and other current assets	(267)	—
Increase in equipment held for resale	(51)	(151)
Decrease (increase) in other non-current assets	60	(321)
Increase (decrease) in accounts payable and accrued liabilities	717	(167)
Increase in deferred income tax liabilities	7	7
Decrease in deferred revenue	(475)	(26)
Increase (decrease) in deferred rent	(56)	75
Decrease in advance payments from customers	(360)	(605)
Net cash provided by (used in) operating activities	9,855	(4,161)
Cash flows from investing activities:
Purchases of property and equipment	(175)	(278)
Acquisition of patents and other intangibles	(5)	(45)
Net cash used in investing activities	(180)	(323)
Cash flows from financing activities:
Proceeds from sale of common stock through stock plans	—	73
Tax benefit on carryforward of gain from exercise of common stock options	214	—
Employee taxes withheld and paid for restricted stock	(6)	—
Net borrowing on revolving credit agreement	218	—
Principal payments on capital lease obligation	(22)	(9)
Net cash provided by financing activities	404	64
Effect of exchange rate changes on cash and cash equivalents	(1)	(22)
Net increase in cash and cash equivalents	10,078	(4,442)
Cash and cash equivalents:
Beginning of period	15,912	5,583
End of period	$25,990	$1,141

Supplemental disclosures - cash payments for:
Income taxes	$60	$—
Interest expense	$61	$47

Supplemental schedule of non-cash investing activities:
Unrealized gain (loss) in fair value of investments	$218	$(173)*

* in accumulated other comprehensive loss

The accompanying notes are an integal part of these condensed consolidated financial statements.

LASERCARD CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. Basis of Presentation

          The unaudited condensed consolidated financial statements contained herein include the accounts of LaserCard Corporation (the “Company”) and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated upon consolidation. The consolidated balance sheet data as of March 31, 2009 was derived from audited consolidated financial statements, but does not include all disclosures required by U.S. generally accepted accounting principles.

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

          These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the fiscal year ended March 31, 2009, included in the Company’s Annual Report on Form 10-K, filed with the SEC on June 15, 2009 (the “2009 Form 10-K”).

          The results of operations for the three-month period ended June 30, 2009 are not necessarily indicative of results to be expected for any future period. Certain prior year amounts have been reclassified to conform to the current year presentation.

          Recently Adopted Accounting Pronouncements: In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements significant aspects of a business combination. Under SFAS No. 141(R), acquisition costs are generally expensed as incurred; noncontrolling interests are valued at fair value at the acquisition date; in-process research and development is recorded at fair value as an indefinite-lived intangible asset at the acquisition date; restructuring costs associated with a business combination are generally expensed subsequent to the acquisition date; contingent consideration is measured at fair value at the acquisition date, with changes in the fair value after the acquisition date affecting earnings; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date affect income tax expense. SFAS No. 141(R) amends SFAS No. 109, “Accounting for Income Taxes,” such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of SFAS No. 141(R) would also apply the provisions of SFAS No. 141(R). SFAS No. 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS No. 141(R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. The adoption of SFAS No. 141(R) did not have an impact on the Company’s condensed consolidated financial statements.

          In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51” (“SFAS No. 160”). SFAS No. 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS No. 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. The Company adopted SFAS No. 160 in the first quarter of fiscal year 2009. The adoption of SFAS No. 160 did not have an impact on the Company’s condensed consolidated financial statements.

LASERCARD CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

          In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. SFAS No. 161 applies to all derivative instruments within the scope of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), as well as related hedged items, bifurcated derivatives, and nonderivative instruments that are designated and qualify as hedging instruments. SFAS No. 161 establishes principles and requirements for how an entity identifies derivative instruments and related hedged items that affect its financial position, financial performance, and cash flows. SFAS No. 161 also establishes disclosure requirements that the fair values of derivative instruments and their gains and losses are disclosed in a tabular format, that derivative features which are credit-risk related be disclosed to provide clarification to an entity’s liquidity and cross-referencing within footnotes. The Company adopted SFAS No. 161 in the first quarter of fiscal year 2009 and has evaluated the requirements of SFAS No. 161, which provides for additional disclosure on the Company’s derivative instruments. The adoption of SFAS No. 161 did not have an impact on the Company’s condensed consolidated financial statements. See Notes for the Company’s disclosure on derivative financial instruments.

          In April 2008, the FASB issued FASB Staff Position (“FSP”) No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP No. 142-3”). FSP No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). The objective of FSP No. 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R), and other accounting principles. FSP No. 142-3 applies to all intangible assets, whether acquired in a business combination or otherwise, and early adoption is prohibited. The Company adopted FSP No. 142-3 in the first quarter of fiscal year 2009. The adoption of FSP No. 142-3 did not have a significant impact on the Company’s condensed consolidated financial statements.

          In April 2009, the FASB issued FSP No. 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (“FSP No. 141(R)-1”), which amends and clarifies the initial recognition and measurement, subsequent measurement and accounting, and related disclosures of assets and liabilities arising from contingencies in a business combination under SFAS No. 141(R). FSP No. 141(R)-1 is effective for assets and liabilities arising from contingencies in business combinations for which the acquisition date is on or after December 15, 2008. The Company adopted FSP No. 141(R)-1 in the first quarter of fiscal year 2009 in conjunction with the adoption of SFAS No. 141(R). The adoption of FSP No. 141(R)-1 did not have an impact on the Company’s condensed consolidated financial statements.

          In April 2009, FASB issued FSP SFAS No.157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. FSP SFAS No.157-4 provides guidelines for making fair value measurements more consistent with the principles presented in SFAS No.157, Fair Value Measurements. The FSP relates to determining fair values when there is no active market or where the price inputs being used represent distressed sales. It reaffirms what SFAS No.157 states is the objective of fair value measurement—to reflect how much an asset would be sold for in an orderly transaction (as opposed to a distressed or forced transaction) at the date of the financial statements under current market conditions. Specifically, it reaffirms the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive. The FSP is effective for the Company’s interim reporting period ending on July 3, 2009. The implementation of FSP SFAS No.157-4 did not have a material impact on the Company’s condensed consolidated financial position, results of operations and cash flows.

          Recently Issued Accounting Pronouncements: In June 2009, FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162. SFAS No. 168 establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. This Statement is effective for the Company’s interim reporting period ending on October 2, 2009. The Company is currently evaluating the requirements of SFAS No. 168 and does not believe that it will have a significant impact on the Company’s condensed consolidated financial statements.

LASERCARD CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

          In May 2009, FASB issued SFAS No. 165, Subsequent Events. SFAS No. 165 is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This SFAS requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. The disclosure requirement under this SFAS is effective for the Company’s interim reporting period ending June 30, 2009. The Company is currently evaluating the requirements of SFAS No. 165 and does not believe that it will have a significant impact on the Company’s condensed consolidated financial statements.

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

          (3.) Fiscal Period. For purposes of presentation, the Company labels its annual accounting period end as March 31 and its quarterly accounting period ends as June 30, September 30 and December 31. The Company, in fact, operates and reports based on quarterly periods ending on the Friday closest to month end. The 13-week first quarter of fiscal year 2010 ended on July 3, 2009, and the 13-week first quarter of fiscal year 2009 ended on June 27, 2008.

          (4.) Foreign Currency Transactions. The functional currency of the Company’s foreign subsidiary is generally the local currency. The financial statements of this subsidiary are translated to United States dollars using period-end rates of exchange for assets and liabilities and average rates of exchange for the period for revenues and expenses. Translation gains (losses) are recorded in accumulated other comprehensive loss as a component of stockholders’ equity. Net gains and losses resulting from foreign exchange transactions are included in other income and expense and were not significant during the periods presented.

          (5.) Derivative Financial Instruments. The Company uses short-term foreign exchange forward contracts to mitigate foreign currency risk associated primarily with inter-company receivables and payables, and loan receivables (denominated in Euros) with its German subsidiary. The Company’s foreign exchange forward contracts are not designated for accounting purposes as hedging instruments under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. Accordingly, any gains or losses resulting from changes in the fair value of the forward contracts are reported in other income (expense), net. The gains and losses on these forward contracts generally offset gains and losses associated with the underlying foreign currency denominated inter-company receivables and payables, and loans receivable. At June 30, 2009 and March 31, 2009 the Company had foreign exchange forward contracts with a maturity of less than 30 days to purchase 1.2 million Euros and 1.3 million Euros, respectively. The fair value of the forward contracts was not material at June 30, 2009 and March 31, 2009.

          Refer to Note 2, caption 8, Cash and Cash Equivalents, Short-term Investments and Long-term Investments of the consolidated financial statement for further discussion of the Company’s noncurrent investments.

LASERCARD CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

          (6.) Concentrations of Risk. Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash, cash equivalents, short-term investments, long-term investments and accounts receivable. The Company places its cash, cash equivalents, short-term and long-term investments in high-credit quality financial institutions. The Company is exposed to credit risk in the event of default by these institutions to the extent of the amount recorded on the consolidated balance sheets. As of June 30, 2009, the Company held $13.5 million par value (with fair value approximately $12.5 million), of marketable securities consisting of ARSs that were re-classified as current assets from non-current assets in its consolidated balance sheet. Also included in the Company’s short-term investments is the Put Option received in this rights offering from UBS recognized as a benefit with a fair value of approximately $1 million. UBS has the “Right” to purchase its ARSs at par at any time through July 3, 2012 and the Company has the “Right” to sell its ARSs at par to UBS beginning June 30, 2010 through July 3, 2012. The Company intends to exercise its put options and to sell its ARS to UBS on June 30, 2010, which is now within one year. Hence, the Company reclassified the ARS investments to current assets, net of put options and its fair value approximates par at June 30, 2009. The Company had borrowed $8.9 million from UBS as of June 30, 2009 under a credit line collateralized by the ARS. As of March 31, 2009, its ARS investment with a fair value of $12.2 million and the put option valued at $1 million were classified as non-current assets for trading securities.

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

          (7.) Major Customers. The following customers accounted for more than 10% of revenues for the periods shown below. The revenue from these customers was attributable to both of the optical memory card including multi-technology cards (“OMC”) and the drive, system and enabling services segments. No other customer accounted for more than 10% of revenues during these periods.

	Three Months Ended June 30,
	2009	2008
General Dynamics Information Technology (“GDIT”)	34%	16%
Gemalto S.A. (“Gemalto”)	30%	13%
Omar K. ACSS Communications and Space Services	8%	17%
Direccion General de Migracion Y Estranjeria (“DGME”)	—	16%

          One customer accounted for 30% and two customers each accounted for 13% of accounts receivable at June 30, 2009. Two customers accounted for 33% and 30% of accounts receivable at June 30, 2008.

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

LASERCARD CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

          The Company accounts for its short-term marketable securities in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS No. 115”). The Company considers all highly liquid investments, consisting primarily of commercial paper, discount notes, U.S. government bonds, and ARSs, with original or remaining maturities of three months or less at the date of purchase, to be cash equivalents. All investments with original or remaining maturities of more than three months but not more than one year at the date of purchase are classified as short-term. Investments with original or remaining maturities of more than one year at the date of purchase are classified as noncurrent assets. The Company determines the length of its investments after considering its cash requirements and yields available for the type of investment considered by the Company. The Company determines the appropriate classification of debt and equity securities at the time of purchase and reevaluates the classification of investments as of each balance sheet date. The Company owns investments in marketable securities that have been designated as “trading securities”. Trading securities are bought and sold principally for the purpose of selling them in the near term and are reported in the financial statements at fair value. Changes in the fair value from period to period are reported as a component of net income.

          Auction Rate Securities are structured with short-term interest rate reset dates of generally 28 to 35 days but with contractual maturities that are in some cases well in excess of ten years. Ninety-six and 3/10 percent (96.3%) of the Company’s investments in Student Loan Auction Rate Securities (“SLARSs”), have 95% of principal and interest guaranteed under the Federal Family Education Loan Program (“FFELP”) and are AAA rated. The remaining balance is privately financed and consists of an over-collateralized pool of graduate student loans. The Company believes that the credit quality of these securities is high based on the guarantees and collateralization. Until February 2008, at the end of each reset period, the Company could sell or continue to hold the securities at par value. This auction process historically provided a liquid market for ARSs. Since February 2008, however, auctions failed due to sell orders exceeding buy orders. The funds associated with failed auctions will not be accessible until a successful auction occurs, a buyer is found outside of the auction process, or the underlying securities have matured, or are recalled by the issuer or UBS purchases them as described below. At June 30, 2009 and March 31, 2009, there was insufficient observable ARS market information available to determine the fair value of the ARS. Therefore, in order to validate the fair value estimate of these securities, the Company incorporated assumptions such as credit quality or financial standing of the issuer, final stated maturities, estimates on the probability of the issue being called prior to final maturity, impact due to extended periods of maximum auction rates, liquidity risk premium, and broker quotes from independent valuators using widely accepted financial models. Management believes that the resulting estimates considering the unique circumstances of the subject SLARS and the method of valuing the Put Option as forward contracts is reasonable. The Company continues to earn interest at the contractual rate on the ARS. As of June 30, 2009 and March 31, 2009, the Company held $13.5 million par value (with a fair value of approximately $12.5 million as of June 30, 2009 and $12.2 million as of March 31, 2009), of marketable securities consisting of ARSs, classified as trading securities. They were classified as non-current assets in the Company’s consolidated balance sheet as of March 31, 2009 and as current assets on the Company’s balance sheet as of June 30, 2009 as the Company intends to exercise its put option and sell its ARS to UBS on June 30, 2010.

          UBS AG issued a prospectus dated October 7, 2008 for a “Rights” offering whereby UBS offered to purchase certain ARSs it placed, including those the Company holds, at par or face value. On October 29, 2008 (“Acceptance Date”), the Company submitted the acceptance form to participate in the “Rights” offering. UBS has the “Right” to purchase its ARSs at par at any time through July 3, 2012 and the Company has the “Right” to sell its ARSs at par to UBS beginning June 30, 2010 through July 3, 2012. As part of the offering, UBS offered a line of credit of about 75% of the fair value of the ARSs, as calculated by UBS, until they are purchased by UBS. The line of credit has certain restrictions described in the prospectus. The Company borrowed a total of $8.9 million as of June 30, 2009, an increase of $0.2 million from its balance as of March 31, 2009 of $8.7 million.

LASERCARD CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

          The Rights represent a firm agreement in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”), which defines a firm agreement as an agreement with an unrelated party, binding on both parties and usually legally enforceable, with the following characteristics: a) the agreement specifies all significant terms, including the quantity to be exchanged, the fixed price, and the timing of the transaction, and b) the agreement includes a disincentive for nonperformance that is sufficiently large to make performance probable. The enforceability of the Rights results in a Put Option and should be recognized as a free standing derivative separate from the ARS. By electing to participate in the rights offering, the Company granted UBS the right, exercisable at any time prior to July 3, 2012, to purchase or cause the sale of its ARSs (the “Call Right”). UBS has agreed to pay us the par value of their ARS within one day of settlement of any Call Right transaction. Notwithstanding the Call Right, the Company is permitted to sell ARSs to other parties besides UBS, in which case the Put Rights attached to the ARSs that are sold would be extinguished. The Company elected to adopt SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”) on December 31, 2008 on the Put Option and elected to treat its ARS portfolio from available-for-sale to trading securities. During the three-month period ended June 30, 2009, the Company recognized a $0.2 million gain due to the fair value of the ARS investment net of the loss on the put option. The Company reclassified these investments from non-current assets on March 30, 2009 to current assets on June 30, 2009 to reflect management’s intent to exercise its Put Option on June 30, 2010 which is within one year. The Company believes that if the assumptions that it used for UBS’ credit risk remain unchanged through June 30, 2010, the Company will recover the remaining differential of $42,000 in future periods until June 30, 2010 when it intends to exercise its put option with UBS Financial Services. During fiscal year 2009, the Company recorded a net loss of about $0.3 million resulting from the fair values of the ARS and the put option at March 31, 2009.

          Cash equivalents and investments consist of the following (in thousands):

	June 30, 2009
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Cash equivalents	$22,501	$—	$—	$22,501
Short-term investments-ARS	13,500	—	(1,033)	12,467
Put option	—	990	—	990
	$36,001	$990	$(1,033)	$35,958

	March 31, 2009
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Cash equivalents	$14,400	$—	$—	$14,400
Long-term investments-ARS	13,500	—	(1,267)	12,233
Put option	—	1,006	—	1,006
	$27,900	$1,006	$(1,267)	$27,639

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

LASERCARD CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

          In accordance with SFAS 157, the Company measures its cash equivalents and marketable securities at fair value. The Company’s cash equivalents and marketable securities are primarily classified within Level 1 with the exception of its investments in ARSs, which are classified within Level 3. Cash equivalents and marketable securities are valued primarily using quoted market prices utilizing market observable inputs. The Company’s investments in ARSs are classified within Level 3 because there are no active markets for the ARSs and therefore the Company is unable to obtain independent valuations from market sources. Therefore, the ARSs were valued using a discounted cash flow model. Some of the inputs to the cash flow model are unobservable in the market. The total amount of assets measured using Level 3 valuation methodologies represented 17% of total assets as of June 30, 2009.

          The table below shows, by level, the Company’s financial assets that were accounted for at fair value as of June 30, 2009 and March 31, 2009. The table does not include assets and liabilities which are measured at historical cost or any basis other than fair value (in thousands):

	June 30, 2009
Items measured at fair value on a recurring basis:	Portion of Carrying Value Measured at Fair Value	Level 1	Level 3

Cash equivalents: Money Market funds	$22,501	$22,501	$—
Short-term investments - other	174	174	—
Short-term investments: Auction Rate Securities	12,467	—	12,467
Put option	990	—	990
	$36,132	$22,675	$13,457

	March 31, 2009
Items measured at fair value on a recurring basis:	Portion of Carrying Value Measured at Fair Value	Level 1	Level 3

Cash equivalents: Money Market funds	$14,400	$14,400	$—
Short-term investments - other	174	174	—
Long-term investments: Auction Rate Securities	12,233	—	12,233
Put option	1,006	—	1,006
	$27,813	$14,574	$13,239

LASERCARD CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

          The following table summarizes the change in fair values for Level 3 items as of June 30, 2009 and March 31, 2009 (in thousands):

	June 30, 2009 Level 3	March 31, 2009 Level 3

Balance at beginning of period	$13,239	$12,875
Unrealized gain (loss) on FV of ARS included in income	234	(1,267)
Unrealized gain (loss) on FV of put option included in income	(16)	1,006
Reversal of unrealized loss associated with transfer of securities to trading	—	625
Balance at end of period	$13,457	$13,239

          (10.) Accounts Receivable, Net. Accounts receivable are net of allowance for doubtful accounts of $148,000 and $59,000 as of June 30, 2009 and March 31, 2009, respectively. The Company maintains allowances for doubtful accounts and product return reserves for anticipated losses resulting from the inability of its customers to make required payments and product returns. The Company generally computes its allowances based on specifically identifying accounts that are past due and that are likely not collectible. Interest receivable is accrued from investments in ARSs and other interest-bearing securities. Other receivables are comprised of value added tax refunds and miscellaneous items. The components of accounts receivable as of June 30, 2009 and March 31, 2009 are (in thousands):

	June 30, 2009	March 31, 2009
Trade receivables	$5,640	$10,193
Allowance for doubtful accounts	(148)	(59)
Interest receivable	4	6
Other receivables	78	77
Total net receivables	$5,574	$10,217

          (11.) Inventories, Net. Inventories are stated at the lower of cost or market, with cost determined on a first-in, first-out basis and market based on replacement cost or estimated realizable value less cost to sell. The components of inventories as of June 30, 2009 and March 31, 2009 are (in thousands):

	June 30, 2009	March 31, 2009
Raw materials	$6,368	$6,996
Work-in-process	1,037	1,444
Finished goods	4,796	5,792
Total inventory, net	$12,201	$14,232

          The Company establishes lower of cost or market reserves, excess and obsolescence reserves. Inventory reserves are generally recorded when management determines that an item does not have a foreseeable revenue forecast. Inventory reserves are not relieved until the related inventory has been sold or scrapped. For the three-month periods ended June 30, 2009 and 2008 the Company recorded inventory reserve expense of $138,000 and $2,000, respectively. Inventory related to a contract close-out resulted in $88,000 of the reserve expense.

          (12.) Equipment Held for Resale. Equipment held for resale consists primarily of parts, labor costs and other costs incurred to build equipment under contracts from which the Company has received $29.5 million in non-refundable advance payments. Direct incremental costs associated with the purchase or construction of these items is deferred until revenue is recognized.

LASERCARD CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

          The components of equipment held for resale as of June 30, 2009 and March 31, 2009 are (in thousands):

	June 30, 2009	March 31, 2009
Parts	$5,463	$5,463
Labor costs	1,536	1,485
Other	114	114
Total equipment held for resale	$7,113	$7,062

          (13.) Property and Equipment, Net. The components of property and equipment as of June 30, 2009 and March 31, 2009 are (in thousands):

	June 30, 2009	March 31, 2009
Building and land	$937	$887
Equipment and furniture	26,164	26,001
Construction in progress, including purchased equipment	405	338
Leasehold improvements	5,228	5,201
	32,734	32,427
Less: accumulated depreciation and amortization	(22,276)	(21,555)
Total property and equipement, net	$10,458	$10,872

          Property and equipment are recorded at cost. Depreciation is provided over the estimated useful lives which currently are four to seven years for equipment and furniture using the straight-line method and twenty-five years for the building using the straight-line method. Leasehold improvements are amortized over the shorter of the life of the asset or the life of the lease including extensions using the straight-line method. Depreciation and leasehold amortization expense was about $0.7 million each for the three-month periods ended June 30, 2009 and 2008. Maintenance and minor repairs and replacements are expensed when incurred. Disposition or retirement of property and equipment related gains and losses are charged to other income and expenses.

          (14.) Other Intangible Assets. Definite life intangible assets capitalized and accumulated amortization as of June 30, 2009 and March 31, 2009 are as follows (in thousands):

	June 30, 2009	March 31, 2009
Patent expenditures	$3,799	$3,795
Technology transfer expenditures	545	545
Total patent and other intangible expenditures	4,344	4,340

Patent accumulated amortization	(3,422)	(3,395)
Technology transfer accumulated amortization	(545)	(545)
	(3,967)	(3,940)
Amortizable patents and other intangibles, net	$377	$400

           Patent amortization expense for the three-month periods ended June 30, 2009 and 2008 were $27,000 and $30,000, respectively.

LASERCARD CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

          (15.) Assessment of Impairment of Tangible and Intangible Long-Lived Assets. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company assesses the impairment of long-lived assets whenever events or changes in circumstances indicate that their carrying value may not be recoverable from the estimated future cash flows expected to result from their use and eventual disposition. The Company’s long-lived assets subject to this evaluation include property and equipment and amortizable intangible assets. If the Company’s estimate of future undiscounted net cash flows is insufficient to recover the carrying value of the assets, the Company will record an impairment loss in the amount by which the carrying value of the assets exceeds the fair value. If assets are determined to be recoverable but the useful lives are shorter than originally estimated, the Company depreciates or amortizes the net book value of the asset over the newly determined remaining useful lives. At June 30, 2009 and March 31, 2009, based on the Company’s estimated future cash flow analysis and having had no triggering events such as a significant disposal of a portion of such assets, an adverse change in the market involving the business employing the related asset or a significant decrease in the benefits realized from an acquired business, management has determined that the fair value of long-lived assets exceeded their book value.

          (16.) Accrued Liabilities. The components of accrued short and long-term liabilities as of June 30, 2009 and March 31, 2009 are (in thousands):

	June 30, 2009	March 31, 2009
Deferred compensation	$263	$340
Warranty reserves	558	561
Accrued compensated absences	601	625
Other accrued liabilities	915	1,574
Accrued payroll and fringe benefits	1,351	297
Total accrued liabilities	$3,688	$3,397

          Where appropriate, provision is made at the time of shipment for estimated warranty costs. The Company provides a limited warranty for the replacement of defective products. The Company’s limited warranty requires it to repair or replace defective products at no cost to the customer within a specified time period after sale. The Company estimates the costs that may be incurred under its limited warranty and record a liability in the amount of such costs at the time product revenue is recognized. Factors that affect the estimate of warranty liability include the number of units sold, and historical and anticipated rates of warranty claims. The Company assesses the adequacy of its recorded warranty liability quarterly and adjusts the amount as necessary. The Company utilizes historical trends and information received from its customers to assist in determining the appropriate estimated warranty accrual levels. The Company’s product warranty claims are settled through the return of defective products and the shipment of replacement products. The adequacy of the warranty reserve is reviewed quarterly to verify that it properly reflects the remaining obligations based on the anticipated warranty costs over the balance of the obligation period. Adjustments are made when actual return claim experience differs from estimates.

          Warranty activities as of June 30, 2009 and March 31, 2009 are (in thousands):

	June 30, 2009	March 31, 2009
Beginning balance	$561	$655
Accruals for products sold	(2)	67
Costs incurred/adjustments	(1)	(161)
Ending balance	$558	$561

LASERCARD CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

          Approximately $0.9 million was accrued at June 30, 2009 for performance-based incentives during fiscal year 2008. The Company recorded deferred compensation related to the Planned Retirement Agreement with its former Chief Executive Officer and President. The balance was approximately $260,000 and $340,000 at June 30, 2009 and March 31, 2009, respectively.

          (17.) Software Development Costs. Development costs incurred in the research and development of new software products for general distribution are expensed as incurred until technological feasibility in the form of a working model has been established. To date, the Company’s software development has been completed concurrent with the establishment of technological feasibility and, accordingly, all software development costs that do not meet capitalization criteria are charged to research and development expenses in the accompanying condensed consolidated statements of operations. Software development costs incurred in the execution of contract obligations are capitalized and charged to cost of goods sold at the time the related revenue is recorded. There was no capitalized software cost as of June 30, 2009 and 2008.

          (18.) Advance Payments from Customers. The Company routinely receives advance payments on orders placed by its customers. The advance payments are recorded as a liability on the consolidated balance sheets until the related orders are shipped or services are performed or revenue would otherwise be recognized. Advance payments of approximately $24.5 million from Prevent Global družba za upravljanje, investicije in razvoj d.d. (“Prevent Global”), and approximately $1.7 million from the contract to deliver a turnkey non-optical card manufacturing facility in the Kingdom of Saudi Arabia were classified as noncurrent liabilities in the condensed consolidated balance sheet at June 30, 2009 and March 31, 2009 as these projects are not expected to be completed within twelve months.

          (19.) Revenue Recognition. Product sales primarily consist of optical card sales, multi-technology card sales, sales of drives, systems and enabling services and sales of specialty cards and card printers. The Company recognizes revenue from product sales when the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the fee is fixed or determinable; and (4) collectibility is reasonably assured. The Company recognizes revenue on product sales at the time of shipment when shipping terms are F.O.B. shipping point, orders are placed pursuant to a pre-existing sales arrangement and there are no post-shipment obligations other than customer acceptance criteria, warranty or, in the case of a U.S. government contract, warehousing. Where appropriate, provision is made at the time of shipment for estimated warranty costs and estimated returns.

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

          For contracts that include customer-specified acceptance criteria, the Company recognizes revenue only after the acceptance criteria have been met or have a history of being met and presuming that all other revenue criteria have been met. The Company defers revenue from services and recognizes it over the contractual period or as the Company renders services and the customer accepts them.

          The Company applies the provisions of the Emerging Issues Task Force Issue No. 00-21, Revenue Arrangements with Multiple Deliverables (“EITF 00-21”), to revenue arrangements with multiple deliverables. EITF 00-21 provides criteria governing how to identify whether goods or services that are to be delivered separately in a bundled sales arrangement should be accounted for separately. Deliverables are accounted for separately if they meet all of the following criteria: a) the delivered items have stand-alone value to the customer; b) the fair value of any undelivered items can be reliably determined; and c) the arrangement includes a general right of return and delivery of the undelivered items is probable and substantially controlled by the seller. In situations where the deliverables fall within higher-level literature as defined by EITF 00-21, the Company applies the guidance in that higher-level literature. Deliverables that do not meet these criteria are combined with one or more other deliverables.

LASERCARD CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

          The Company applies the provisions of Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts (“SOP 81-1”), in applicable contracts. Revenues on time and materials contracts are recognized as services rendered at contract labor rates plus material and other direct costs incurred. Revenues on fixed price contracts are recognized on the percentage of completion method based on the ratio of total costs incurred to date compared to estimated total costs to complete the contract. Estimates of costs to complete include material, direct labor, overhead and allowable general and administrative expenses. In circumstances where estimates of costs to complete a project cannot be reasonably estimated, but it is assured that a loss will not be incurred, the percentage-of-completion method based on a zero profit margin, rather than the completed-contract method, is used until more precise estimates can be made. The full amount of an estimated loss is charged to operations in the period it is determined that a loss will be realized from the performance of a contract. The Company’s long-term program accounted for under SOP 81-1 concluded during the last quarter of fiscal year 2009 with revenue of approximately $540,000 during fiscal year 2009. For the three-month period ended June 30, 2008 the Company recognized revenue of approximately $68,000 based on a zero profit margin.

          At June 30, 2009, the Company was informed that no additional cards would be purchased under the subcontract covering product and services with a prime contractor for the Kingdom of Saudi Arabia to provide them with card personalization workstation integration for use in that country’s personalized national ID card program with decentralized card issuance which included OMCs, hardware, and software. The contract called for multiple deliverables, installation, and certain client acceptance criteria, as defined in the agreement. In applying the guidance within EITF 00-21, the Company determined the deliverables are not to be accounted for as separate units, but rather as a bundled arrangement since the fair value of the undelivered items cannot be readily determined. Due to the contract close-out for decentralized card issuance, the Company recognized as revenue all remaining deferred revenue. The Company recognized revenue from this subcontract of $1.3 million (including $0.5 million of previously deferred revenue) and $1.9 million during the three-month periods ended June 30, 2009 and 2008, respectively. The Company’s card supply subcontract with another subcontractor related to the centralized issuance of enhanced OMC cards for this program has continued. The Company recognizes revenue upon shipment of cards under the terms of the subcontract. The Company’s revenue from this subcontract during the three-month period ended June 30, 2009 was $4.2 million and zero during the three-month period ended June 30, 2008.

          The Company applies the provisions of SOP No. 97-2, Software Revenue Recognition, as amended by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions to all transactions involving the sale of software products. Revenue from the license of the Company’s software products is recognized when persuasive evidence of an arrangement exists, the software product has been delivered, the fee is fixed or determinable and collectibility is probable, and, if applicable, upon acceptance when acceptance criteria are specified or upon expiration of the acceptance period. There was no software revenue recognized for the three-month periods ended June 30, 2009 and 2008.

LASERCARD CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

          The Company entered into license and OMC equipment purchase and support agreements, effective April 3, 2004, with Global Investments Group (“GIG”), based in Auckland, New Zealand, for OMC manufacturing in Slovenia. GIG transferred the license and other agreements, with the Company’s approval, to Prevent Global in March 2007. The agreements provide for payments (other than interest on late payments) to the Company of about $28.5 million, for a 20-year license, the required manufacturing equipment for a targeted initial manufacturing capacity of 10 million optical cards annually and installation support, and a four-year training and support package. Of the $27.8 million the Company has received, $24.5 million was recorded as advance payments from the customer and $3.3 million for the licensing and other fees was recorded as deferred revenue. Both were classified as long term liabilities in the consolidated balance sheets at June 30, 2009 and March 31, 2009. As of June 30, 2009 and March 31, 2009, the Company held approximately $7.1 million of acquired equipment, including direct and incremental expenses, classified as equipment held for resale on its consolidated balance sheets related to this contract. The Company is to ship this equipment to Prevent Global upon their request after a suitable facility is established by them. The Company will inspect the facility when requested to assure it has the necessary services available for installation of the equipment. At this time, the Company does not know if or when Prevent Global will initiate such a request. Beginning April 1, 2008, the agreement provides for payments by Prevent Global of $3 million for a three-year support package, and options for thirteen additional years of support for payments of $1 million annually. In addition, Prevent Global is to pay royalties of $0.60 per card for each card produced under the license. The non-exclusive territories covered by the license include most of the European Union and Eastern European regions. The Company retains rights to utilize up to 20% of the new facility capacity as backup and a capacity buffer to augment its own card manufacturing facilities. The granting of this license to Prevent Global establishes a potential manufacturing supplier of OMCs for existing and prospective customers who may request multiple sources for cards. In accordance with EITF 00-21, “Revenue Arrangements with Multiple Deliverables,” the card manufacturing license, sale and installation of equipment, training and support package, have been accounted for as one unit of accounting, since the Company was unable to determine evidence of the fair value for the undelivered items other than ongoing support. The Company is able to determine evidence of fair value for the last predominant item to be delivered, which is the ongoing annual support. Accordingly, revenues for the arrangement have been deferred and will be recognized when the equipment is installed and accepted, with the exception of the value of the ongoing annual support of the manufacturing equipment which will be recognized quarterly as earned, beginning when the equipment is accepted and training has been completed, which date is dependent on Prevent Global establishing a suitable facility in Slovenia. Pursuant to FTB 90-1, Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts, the support revenue will be recognized ratably over the remaining term of the agreement. During the fourth quarter of calendar year 2008, the Company began the training of employees prior to the expected transfer of the manufacturing equipment to a to-be-built facility in Slovenia. Since that time, GIG has asserted rights under the contract and Prevent Global has been reviewing this project to determine their next steps. It is possible that the Company, Prevent Global or GIG will commence litigation to enforce rights under this agreement. Refer to risk factor, “In March 2004, We Sold a Card Manufacturing License Under Which We Will Provide Certain Factory Set-Up and Training Services in Slovenia to Global Investment Group Ltd. (“GIG”) In Conjunction With Prevent Global of Slovenia (“Prevent Global”). Neither GIG nor Prevent Global Are Current With the Obligations Under the Agreement. It Is Possible That Litigation Will Ensue.”

          (20.) Research and Development Expenses. Costs related to research, design and development of products are charged to research and development expense as incurred. Research and development costs include salaries, contractor fees, materials, building costs, and depreciation.

          (21.) Shipping and Handling Costs. The Company reports shipping and handling costs in both the sales and the related cost of goods sold to the extent that they are billed to customers. In all other instances, they are reflected as a component of cost of goods sold.

          (22.) Advertising Costs. Advertising costs consist of development and placement costs of the Company’s advertising campaigns and are charged to expense when incurred. Advertising expense was approximately $207,000 and $120,000 for the three-month periods ended June 30, 2009 and 2008, respectively.

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

LASERCARD CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

          The 2004 Equity Incentive Compensation Plan, as amended, (the “2004 Plan”): In October 2004, the Company’s stockholders approved the 2004 Equity Incentive Compensation Plan, which replaced the existing 1991 Stock Option Plan. The 2004 Plan provides for the grant of restricted share awards, options, stock units and stock appreciation rights, any of which may or may not require the satisfaction of performance objectives, with respect to shares of the Company’s common stock to directors, officers, employees and consultants of the Company and its subsidiaries. The 2004 Plan is administered by the Compensation Committee of the Board of Directors, which has complete discretion to select the participants and to establish the terms and conditions of each award, subject to the provisions of the 2004 Plan. Options granted under the 2004 Plan may be “incentive stock options” as defined in Section 422 of the Internal Revenue Code of 1986 (“The Code”), as amended, or nonqualified options. A total of 2,525,219 and 2,592,668 shares of common stock were reserved for issuance under the 1991 and 2004 Plans as of June 30, 2009 and March 31, 2009, respectively. If any award granted under the 2004 Plan is forfeited or expires for any reason, then the shares subject to that award will once again be available for additional awards. If any outstanding option issued under the 1991 Plan expires or terminates for any reason without having been exercised in full, then the unpurchased shares subject to that option will be available for additional awards under the 2004 Plan. Under the 2004 Plan, the exercise price of incentive stock options may not be less than 100% of the fair market value of the common stock as of the date of grant (110% of the fair market value if the grant is to an employee who owns more than 10% of the total combined voting power of all classes of the Company’s capital stock). The Code currently limits the aggregate value of common stock for which incentive stock options may become exercisable in any calendar year under the 2004 Plan or any other option plan adopted by the Company to $100,000. Nonstatutory stock options may be granted under the 2004 Plan at an exercise price of not less than 100% of the fair market value of the common stock on the date of grant. There is no limitation on the amount of common stock for which nonstatutory grants may first become exercisable in any calendar year. Repricing a stock option or stock appreciation right is not permitted without stockholder approval. Subject to the limitations contained in the 2004 Plan, the Committee sets the terms of each option grant. Any options that were not exercisable on the date of termination of employment immediately terminate at that time. Options granted under the 2004 Plan may not be exercised more than 10 years after the date of grant (five years after the date of grant if the grant is an incentive stock option to an employee who owns more than 10% of the total combined voting power of all classes of the Company’s capital stock). The Board of Directors specifies the term of options and the vesting schedule for exercise of options. No options were granted to consultants during the three-month periods ended June 30, 2009 and 2008.

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

LASERCARD CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

          The following assumptions were utilized to estimate the fair value of the Company’s stock option awards during the three-month periods ended June 30, 2009 and 2008:

	Three Months Ended June 30,
	2009	2008
Expected stock price volatility	55%	55%
Risk-free interest rates	1.65% to 1.80%	2.44% to 3.35%
Average expected life of options	4.4 to 5 years	4.4 to 5 years
Expected annual dividends	―	―

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

          The following table lists stock option activity at June 30, 2009 and March 31, 2009 (in thousands, except for weighted average exercise price):

	June 30, 2009		March 31, 2009
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding at beginning of year	2,513	$10.01	2,152	$12.75
Granted	7	2.80	1,049	6.09
Exercised	—	—	—	—
Canceled	(33)	9.98	(688)	12.59
Outstanding at end of period	2,487	$9.99	2,513	$10.01
Options vested and exercisable at end of period	1,317	$12.60	1,188	$13.13

          The weighted-average grant-date fair value per share of options granted during the three-month periods ended June 30, 2009 and 2008 was $1.28 and $3.61, respectively.

          The weighted-average remaining contractual term for outstanding options at June 30, 2009 and March 31, 2009 was 6 years and 6.3 years, respectively.

LASERCARD CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

          The following table summarizes information about stock options outstanding at June 30, 2009 and March 31, 2009, (in thousands, except for weighted average exercise price and contractual life):

	June 30, 2009
	Options Outstanding			Exercisable
Range of Exercise Price	Number of Outstanding Vested/Unvested at June 30, 2009	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Number of Shares Exercisable at June 30, 2009	Weighted Average Exercise Price

$2.56 - $4.18	7	$2.80	6.77	—	$—
$4.84 - $5.56	475	4.85	8.65	—	—
$6.05 - $6.05	228	6.05	5.74	228	6.05
$7.11 - $7.26	560	7.12	8.86	58	7.12
$7.50 - $10.71	257	9.94	5.31	169	11.93
$10.99 - $12.43	167	11.94	4.80	124	11.93
$13.13 - $15.34	194	14.40	2.87	194	14.40
$16.31 - $22.75	460	17.25	2.87	409	17.28
	2,348	$9.78	6.20	1,181	$12.50

	March 31, 2009
	Options Outstanding			Exercisable
Range of Exercise Price	Number of Outstanding Vested/Unvested at March 31, 2009	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Number of Shares Exercisable at March 31, 2009	Weighted Average Exercise Price

$4.84 - $5.56	476	$4.85	8.90	—	$—
$6.05 - $6.05	228	6.05	6.14	161	6.05
$7.11 - $7.26	560	7.12	9.11	—	—
$7.50 - $10.71	284	9.87	5.11	184	9.58
$10.99 - $12.43	168	11.94	5.12	119	11.93
$13.13 - $15.34	313	13.91	3.52	313	13.91
$16.31 - $22.75	484	17.20	3.40	411	17.25
	2,513	$10.01	6.28	1,188	$13.13

          The Company had 96,000 and 111,000 of unvested restricted stock units issued under the 2004 Plan outstanding at June 30, 2009 and March 31, 2009, respectively.

LASERCARD CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

          With the adoption of SFAS No. 123(R), the Company recorded stock-based employee compensation expense related to stock options, restricted stock units, and restricted shares net of estimated forfeitures in its condensed consolidated statements of operations allocated as follows (in thousands):

	Three Months Ended June 30,
	2009	2008
Cost of sales	$152	$137
Selling, general and administrative expense	398	309
Research and development expense	21	64

Stock-based compensation expense before income tax	571	510
Less: income tax benefit	—	—
Net stock-based compensation expense after income tax	$571	$510

          The Company did not capitalize any such costs in the condensed consolidated balance sheets other than in the general overhead pool for inventory costs.

          Restricted Shares and Restricted Stock Units: Beginning September 21, 2007, restricted shares and restricted stock units were awarded to certain Company employees and directors under the provisions of the 2004 Plan. These shares and units are subject to time-based vesting provisions, were awarded at no cost to the recipients, and cannot be sold, assigned, transferred, or pledged during the restriction period. Recipients of the restricted shares have the right to vote such shares and receive dividends, whereas the recipients of restricted stock units do not have these same rights.

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

          As of June 30, 2009, approximately $3.8 million of total unrecognized compensation cost related to unvested stock options, restricted share awards and restricted stock units was expected to be recognized over the remaining vesting period through June 2013. As of March 31, 2009, about $4.3 million of total unrecognized compensation cost related to unvested stock options, restricted share awards and restricted stock units was expected to be recognized over the remaining vesting period through August 2012.

          The Company recorded no income tax benefit on stock-based compensation expense for the three-month periods ended June 30, 2009 and 2008, as the Company has cumulative operating loss carryforwards, for which a full valuation allowance has been established.

          The FSP No. 123R-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards, requires an entity to follow either the transition guidance for the additional-paid-in-capital (“APIC”) pool as prescribed in SFAS No. 123(R) or the alternative transition method described in FSP No. 123R-3. An entity that adopts SFAS No. 123(R) using the modified prospective application may make a one-time election to adopt the transition method described in the FSP No. 123R-3, and may take up to one year from the latter of its initial adoption of SFAS No. 123(R) or the effective date of the FSP No. 123R-3 to evaluate the available transition alternatives and make its one-time election. The Company has elected to use the simplified method provided for in FSP 123R-3 to calculate its APIC pool effective April 1, 2007. The adoption of the FSP did not have a material impact on its consolidated financial position, results of operations or cash flows.

LASERCARD CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

          Employee Stock Purchase Plan. Until February 20, 2009, the Company maintained an Employee Stock Purchase Plan (the “ESPP”), under which eligible employees could designate from 2% to 6% of their compensation to be withheld for the purchase of shares of common stock at 67% of the average price over the three-day period prior to the purchase date. The differential between fair market value and the average price of the shares sold under the ESPP is charged to operations as a compensation expense and is taxed to the employee as income. Contributions that had accumulated in each employee’s account through February, 2009 were used to purchase full shares of the Company’s common stock at the discounted price. The balance of the contributions that were not used to purchase whole shares was refunded to the employees. The Company did not incur further expense associated with the ESPP after February 2009. The Company had stock-based compensation expense related to the ESPP of $28,000 during the three-month period ended June 30, 2008.

          (24.) Income Taxes. Income taxes are accounted for in accordance with FASB Statement No. 109, Accounting for Income Taxes, which requires the use of the asset and liability method. Under this method, deferred tax assets and liabilities are determined based upon the differences between the financial reporting and the tax bases of assets and liabilities and are measured using enacted tax rules and laws that are anticipated to be in effect when the differences are expected to reverse. The Company’s net deferred tax assets are reduced by a valuation allowance to the extent that realization of the related deferred tax asset is not assured. The Company recorded a valuation allowance for the full amount of its calculated deferred tax asset as of June 30, 2009 and March 31, 2009.

          In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the Company’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The evaluation of a tax position in accordance with FIN 48 is a two-step process. The first step is recognition: The Company determines whether it is “more-likely-than-not” that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In evaluating whether a tax position has met the “more-likely-than-not” recognition threshold, the Company presumes that the position will be examined by the appropriate taxing authority that would have full knowledge of all relevant information. The second step is measurement: a tax position that meets the “more-likely-than-not” recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit greater than fifty percent that is likely to be realized upon ultimate settlement. FIN 48 is effective for fiscal years beginning after December 15, 2006, which for the Company was the fiscal year commencing on April 1, 2007. Upon adoption of FIN 48 on April 1, 2007, the Company recognized a cumulative effect adjustment of $62,000, decreasing its income tax liability for unrecognized tax benefits, and decreasing the March 31, 2007 accumulated deficit balance. The Company continually monitors the need for tax reserves under FIN 48. The Company did not identify any new reserve requirements during the three-month periods ended June 30, 2009 and 2008.

          (25) Comprehensive Income (Loss). Under SFAS No. 130, Reporting Comprehensive Income, comprehensive income (loss) is defined as the changes in equity of an enterprise except for those resulting from stockholders’ transactions. For the three-month periods ended June 30, 2009, and 2008, comprehensive income (loss) is as follows (in thousands):

	June 30,
	2009	2008
Net income (loss)	$1,943	$(1,274)
Net change in cumulative foreign currency translation adjustments	84	(12)
Unrealized loss on available-for-sale investments	—	(173)
Comprehensive income (loss)	$2,027	$(1,459)

LASERCARD CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

          (26.) Recent Accounting Pronouncements. In June 2009, FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles–a replacement of FASB Statement No. 162. SFAS No. 168 establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. This Statement is effective for the Company’s interim reporting period ending on October 2, 2009. The Company is currently evaluating the requirements of SFAS No. 168 and does not believe that it will have a significant impact on the Company’s condensed consolidated financial statements.

          In May 2009, FASB issued SFAS No. 165, Subsequent Events. SFAS No. 165 is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This SFAS requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. The disclosure requirement under this SFAS is effective for the Company’s interim reporting period ending July 3, 2009. The Company is currently evaluating the requirements of SFAS No. 165 and does not believe that it will have a significant impact on the Company’s condensed consolidated financial statements.

3.	Net Income (Loss) per Share

          Basic earnings per share was computed by dividing net income by the weighted-average number of common shares outstanding during the three-month period ended June 30, 2009. Diluted earnings per share during the three-month period ended June 30, 2009 was computed by dividing net income by the weighted-average number of common shares outstanding plus dilutive common stock equivalents, primarily shares issuable upon the exercise of stock options using the treasury stock method. Antidilutive securities include outstanding stock options and warrants with exercise prices in excess of the average fair market value of the Company’s common stock for the related period. Antidilutive options and warrants were excluded from the calculation of diluted net income per share but could become dilutive in the future. Basic net loss per share and diluted net loss per share was computed by dividing net loss by the weighted average number of shares of common stock outstanding during the three-month periods ended June 30, 2009 and 2008, respectively.

LASERCARD CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

          The reconciliation of the denominators of the basic and diluted net loss per share computation for the three-month periods ended June 30, 2009 and 2008 is shown in the following table (in thousands, except per share data):

	Three Month Ended June 30,
	2009	2008

Net income (loss)	$1,943	$(1,274)

Basic net income (loss) per share:
Weighted average common shares outstanding	12,113	11,991

Basic net income (loss) per share	$0.16	$(0.11)

Diluted net income (loss) per share:
Weighted average common shares and common stock equivalents outstanding	12,140	11,991

Diluted net income (loss) per share	$0.16	$(0.11)

4.	Segments

Segment Reporting.

          The Company operates in three reportable segments: (1) optical memory cards including multi-technology cards (referred to as the OMC segment), (2) drives, systems and enabling services (which was formerly called the “optical memory card drives” segment), including read/write drives, maintenance, systems and enabling services, and (3) specialty cards and card printers, as well as, at times, other miscellaneous items. The segments were determined based on the information used by the Company’s chief operating decision maker. The OMCs and the drives, systems and enabling services reportable segments are not strategic business units which offer unrelated products and services; rather these reportable segments utilize compatible technology and are marketed jointly. Specialty cards and card printers is a strategic business unit offering at times unrelated products and at times related products with the other reportable segments.

          The accounting policies used to derive reportable segment results are the same as those described in the “Summary of Significant Accounting Policies.” Resources are allocated to the OMC and drive, system and enabling services segments in a manner that optimizes OMC revenues and to the specialty card and printers segment in a manner that optimizes consolidated income as determined by the chief operating decision maker. Segment revenues are comprised of sales to external customers. There were no intersegment revenues during the three-month periods ended June 30, 2009, and 2008. Segment gross profit (loss) includes all segment revenues less the related cost of sales. Accounts receivable, cash, deferred income taxes, prepaid expenses, fixed assets and inventory are not separately reported by segment to the chief operating decision maker. Therefore, the amount of assets by segment is not meaningful. All of the Company’s long-lived assets are attributable to the United States except for $2.2 million at June 30, 2009 and March 31, 2009. These long-lived assets were attributable to the operations in Germany, including long-lived assets owned by the U.S. operations located in Germany.

          The Company’s chief operating decision maker is currently the Company’s Chief Executive Officer. The chief operating decision maker reviews financial information presented on a consolidated basis that is accompanied by disaggregated information about revenues and gross profit (loss) by segment.

LASERCARD CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

          The table below presents information for the OMCs, the drives, systems and enabling services, and specialty cards and the card printers segments and a reconciliation of segment results to amounts included in the Company’s condensed consolidated financial statements for the three-month periods ended June 30, 2009 and 2008, respectively, (in thousands):

	Three Months Ended June 30, 2009
	Optical Memory Cards	Drives, Systems & Enabling Services	Specialty Cards & Printers	Segment Total	Other (a)	Total
Revenues	$12,364	$759	$3,185	$16,308	$—	$16,308
Cost of sales	6,278	1,121	2,306	9,705	—	9,705
Gross profit (loss)	6,086	(362)	879	6,603	—	6,603
Depreciation and amortization expenses	471	30	39	540	143	683

	Three Months Ended June 30, 2008
	Optical Memory Cards	Drives, Systems & Enabling Services	Specialty Cards & Printers	Segment Total	Other (a)	Total
Revenues	$5,904	$1,185	$3,633	$10,722	$—	$10,722
Cost of sales	3,761	904	2,590	7,255	—	7,255
Gross profit	2,143	281	1,043	3,467	—	3,467
Depreciation and amortization expenses	422	47	94	563	159	722

(a)	Other depreciation and amortization expenses represent amounts charged to selling, general and administrative expenses and research and development expenses.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The following discussion and analysis of our financial condition, results of operations and critical accounting policies should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and the consolidated financial statements and notes thereto for the fiscal year ended March 31, 2009, included in the 2009 Form 10-K.

FORWARD-LOOKING STATEMENTS

          All statements contained in this report that are not historical facts are forward-looking statements within the meaning of the federal securities laws. Forward-looking statements are not facts or guarantees of future performance or events. Rather, they are based on current expectations, estimates, beliefs, assumptions, and goals and objectives and are subject to risks and uncertainties that are difficult to predict. As a result, our actual results may differ materially from the statements made. Often such forward-looking statements can be identified by their use of words such as “may,” “will,” “intends,” “plans,” “believes,” “anticipates,” “visualizes,” “expects,” “estimates,” or similar language. Forward-looking statements made in this report include but are not limited to statements regarding our beliefs as to current and potential market segments, customers, and applications for and deployment of our products; the advantages of, potential income from, and duties to be performed under the sale of a second-source card manufacturing license to GIG/Prevent Global; our expectations as to the continuation, production quantities, delivery rates and requested and actual delivery schedule, backlog, revenue, margins, and profit for our products for U.S. or foreign government ID card programs; plans to increase card production capacity for anticipated increases in orders including possibly $1.8 million in capital equipment and leasehold improvements through March 31, 2010; our expectation of negative gross profit from the drive, system and enabling services market; the need for, expected success of, expense and potential benefits from our research and development efforts; estimates that revenues and advance payments will be sufficient to generate cash from operating activities during fiscal 2010 and fund our actual capital expenditures despite expected quarterly fluctuations; our projected liquidity in light of the issues surrounding our investments in auction rate securities (“ARS”) and our ability to secure more contracts; and our belief as to the credit quality of our ARS and the changes in the fair value of these securities and our belief that the Put Option will not significantly impact our future earnings.

          These forward-looking statements are based upon our assumptions about and assessment of the future, which may or may not prove true, and involve a number of risks and uncertainties including, but not limited to, whether there is a market for cards for homeland security in the U.S. and abroad, and if so, whether such market will utilize optical memory cards (“OMCs”) as opposed to other technologies; significant customer concentration and reliance on continued U.S., Saudi Arabian, Angolan, and Italian government business; risks associated with doing business in and with foreign countries; whether we will be successful in assisting GIG/Prevent Global with factory startup and training; whether GIG/Prevent Global will obtain the financial resources to make the balance of its required payments to us and to operate the facility; whether the facility will efficiently produce high quality OMCs in volume and that meet our standards; lengthy sales cycles and changes in and dependence on government policy-making; reliance on value-added resellers and system integrators to generate sales, perform customer system integration, develop application software, integrate optical card systems with other technologies, test products, and work with governments to implement card programs; potential manufacturing difficulties and complications associated with increasing manufacturing capacity of cards and drives, implementing new manufacturing processes, and outsourcing manufacturing; our ability to produce and sell read/write drives in volume; the unpredictability of customer demand for products and customer issuance and release of corresponding orders; the possibility that OMCs will not be purchased for the full implementation of card programs in Italy, the Kingdom of Saudi Arabia, Angola, and India, or for Department of Homeland Security (“DHS”) programs in the U.S., or will not be selected for other government programs in the U.S. and abroad; whether UBS AG will purchase our ARS, and the risks set forth in the section entitled “Risk Factors” and elsewhere in this report and our other SEC filings. These forward-looking statements speak only as of the date of this report, and, except as required by law, we undertake no obligation to publicly release updates or revisions to these statements whether as a result of new information, future events, or otherwise.

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

          Critical accounting policies are those policies that affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements. We believe our critical accounting policies include our policies regarding revenue recognition, allowances for doubtful accounts, inventory valuation, business combinations, value of long-lived assets, including intangibles, employee compensation and benefits, restructuring activities, gains or losses on dispositions and income taxes. For a more detailed discussion of our critical accounting policies, please refer to the 2009 Form 10-K.

RESULTS OF OPERATIONS

Overview

          Headquartered in Mountain View, California, we are, together with our subsidiaries, a leading provider of secure ID solutions to governments and commercial clients worldwide. Our wholly-owned German subsidiary, CCD, with offices in Rastede and Ratingen, Germany, manufactures and offers a wide range of high quality specialty cards, plus card personalization and ID management solutions under the CCD and Cards & More brands. We develop, manufacture, and integrate LaserCard® optical memory cards (“OMCs”), multi-technology cards, encoders, peripherals, smart and specialty cards, biometrics, and modular software. Our cards and systems are used in demanding applications, including citizen and foreign resident identification, government service delivery and facility access used in countries around the world, such as the United States, Germany, United Kingdom, Angola, Italy, India, Costa Rica and the Kingdom of Saudi Arabia.

          The majority of our revenue is from sales of products and services through partners such as value added resellers (“VARs”) and system integrators (“SIs”) who generally have specific experience in the development of markets and applications for our products. We have sales staff located in California, the Washington D.C. area and Germany.

          Our revenues are derived mainly from advanced technology cards such as optical memory, contact, contactless and RFID cards, or multi-technology versions of these cards including optical memory and one or more other technologies, used in government identity programs, and from high quality specialty cards for applications such as major event badging and access control. The remainder of our revenues comes from equipment sales, the sale of enabling services, such as consulting, custom application development and the integration of ID management solutions, and from knowledge transfer and licensing.

          Our reseller partners generally add value in the form of system integration, installation, training, application software development and support services. We are continuing our program to recruit new VARs and SIs in strategically important markets.

          The table below presents condensed consolidated revenues, excluding inter-company transactions, recorded by our U.S. and German operations (in thousands):

	Three Months Ended June 30,
	2009	2008
U.S. operations	$13,123	$7,090
German operations	3,185	3,632
	$16,308	$10,722

          Revenues recorded by our U.S. operations are generally derived from a small number of government customers located throughout the world. Revenues recorded by our German operations are generally from a relatively large number of commercial customers, including universities in Germany for student identification cards and organizers of sporting events for secure access cards.

          We focus on the sales of secure credentials into government programs for individual identification. We offer a range of credentials, including cards that contain magnetic stripe, contactless Radio Frequency Identification tags (“RFID”), contact and contactless IC chip, optical memory (sometimes combined in multi-technology cards), holograms, biometric identification, or a combination of such features. This allows us to sell to a wide range of customers around the world.

          OMCs are our proprietary product for which we hold 20 U.S. patents. In addition, we have years of know-how in the manufacture and use of cards, encoding devices, read/write drives, systems, enabling services and software. This provides a basis for highly leveraged contribution margins in the OMC segment. Therefore, our strategy is to sell all card technologies with a goal to upgrade programs to optical memory when possible.

          We sell encoders and read/write drives at near direct manufacturing cost to enable sales of OMCs. This often results in negative gross profits for our drives, systems and enabling services segment when equipment volume does not allow for the contribution necessary to cover fixed costs and we do not have sizable enabling services. Even at higher volume, the gross profit margin on encoders and read/write drives will probably not exceed 10%.

          We provide enabling services as a strategy to promote card sales. Examples include the furnishing of equipment, application software, integration, and installation, training and support services for a card issuance system for the Kingdom of Saudi Arabia national ID card program, and a complete data collection, database, and card issuing system for the Costa Rica Foreign Resident ID Card program.

          We believe the major near term growth potential for our OMCs is in government-sponsored identification programs in several countries. Since governmental card programs typically rely on policy-making, which in turn is subject to technical requirements, budget approvals, and political considerations, there is no assurance that these programs will be implemented as expected, that they will include optical cards or our products.

          Our principal strategies for long-term revenue growth are to:

o	Maintain, leverage and expand the existing OMC user community of national and regional governments worldwide;
o
Increase revenues by offering enabling services, such as consulting, custom software development, and the development of integrated secure ID solutions, which can include data capture, personalization, quality assurance and credential issuance modules; and

o	Increase market share for specialized cards and associated ID management solutions, such as major event badging and access control and university student ID.

          Currently our OMC segment revenues are mainly derived from the following programs; the U.S. DHS Green Card program, a National ID Card for the Kingdom of Saudi Arabia, three state-level vehicle registration card programs in India, a Foreign Resident ID Card program in Italy, and the Foreign Resident ID card program in Costa Rica. Also, we expect to recognize revenue from the National ID Card program in Angola beginning next quarter.

          Revenues from the following government card programs are shown below as a percentage of total revenues:

	Three Months Ended June 30,
	2009	2008
National ID Cards in the Kingdom of Saudi Arabia	34%	17%
U.S. Green Cards	31%	15%
Foreign Resident ID Card in Costa Rica	—	16%
Vehicle Registration in India	5%	14%

          In July 2009, we announced the following:

o
The Angolan government has officially approved the design of its new national ID card, triggering our production start-up for the initial supply of secure OMCs for the country’s national ID program. Delivery of the $8.8 million card backlog is expected to begin during the second quarter ending September 30, 2009 and is scheduled to be completed this fiscal year.

o
We have been awarded the contract to supply secure OMCs for the Carabinieri, the Italian national police force. The cards will be issued as secure ID credentials to all uniformed and civilian employees of the agency nationwide and will store personal data including employment, biometric identification and health information. We have received a purchase order valued at approximately $800,000 to design, produce and deliver the cards during the quarter ending September 30, 2009.

o
We received a purchase order of approximately $1.5 million for the supply of ID cards for Italy’s Foreign Resident Card program. The order calls for deliveries to be completed during the quarter ending September 30, 2009.

          We may invest up to $1.8 million through March 31, 2010 in additional capital equipment and leasehold improvement expenditures for OMC and specialty card production capacity and manufacturing enhancement at our facilities as necessary for increased volumes and for manufacturing efficiency.

Revenues

          Segment Revenues. Our total revenues consisted of sales in our three segments of (1) OMCs and multi-technology cards (referred to herein as the OMC segment), (2) optical card drives, systems and enabling services, and (3) specialty cards and card printers, as well as, at times, other miscellaneous items. Total revenues for the three-month periods ended June 30, 2009 and 2008 were $16.3 million and $10.7 million, respectively.

          The following table presents our consolidated revenues by segment (in thousands, except for percentages):

	Three Months Ended June 30,
	2009	2008
Optical memory cards	$12,364	$5,904
% of total revenues	76%	55%

Optical cards drives, systems and services	759	1,185
% of total revenues	5%	11%

Specialty cards and card printers	3,185	3,633
% of total revenues	20%	34%
Total revenues	$16,308	$10,722

          The following table presents our OMC revenues by major program (in thousands):

	Three Months Ended June 30,		Change
	2009	2008	2009 vs 2008
U.S. Green Cards	$5,058	$1,617	$3,441
National ID Cards for the Kingdom of Saudi Arabia	4,996	1,782	3,214
Italian Government ID Card programs	1,038	20	1,018
Vehicle Registration in India	811	1,510	(699)
Foreign Resident ID Card Program in Costa Rica	—	736	(736)
All other programs	461	239	222
Total optical memory card revenues	$12,364	$5,904	$6,460
Percent increase			109%

          OMC revenues for the three-month period ended June 30, 2009 increased by $6.5 million or 109% over the three-month period ended June 30, 2008 due to increases for U.S. Green Cards, the Kingdom of Saudi Arabia’s national ID card program and the Italian government’s foreign resident card program partially offset by decreases for the Vehicle Registration program in India and the Costa Rican permanent resident card program.

          Specialty card and card printer revenues for the three-month period ended June 30, 2009 decreased by $0.4 million or 12% as compared to three-month period ended June 30, 2008 largely due to the foreign exchange rate fluctuation. The weakening world economy will likely have a negative effect on revenue in some portions of the specialty cards and card printers segment.

Backlog

          Some of our customers generally place orders for a period of several months to a year or more, and others place orders for immediate or fast turn delivery. Variations in order placement from a single customer can materially affect backlog. As a result, the relative size of our backlog has not been a reliable indicator of future revenue trends. Our backlog as of June 30, 2009 was $16.2 million for OMCs and $1.2 million for specialty cards and card printers as compared with our backlog as of March 31, 2009 for OMCs of $21.4 million and $1.2 million for specialty cards and card printers. There was no significant backlog for optical card drives, systems and enabling services as of June 30, 2009 or March 31, 2009.

          Subsequent to June 30, 2009, two purchase orders amounting to a total of $2.3 million were received to supply OMCs to the Italian National police and the Italian Foreign Resident Card program.

Gross Margin

          The following table presents our gross margin in absolute dollar amounts and as a percentage of revenue by segment (in thousands, except for percentages):

	Three Months Ended June 30,		Change
	2009	2008	2009 vs 2008
Optical memory cards	$6,086	$2,143	$3,943
% of optical memory card revenues	49%	36%

Optical cards drives, systems and services	(362)	281	(643)
% of optical card drive, systems revenues	(48%)	24%

Specialty cards and card printers	879	1,043	(164)
% of specialty cards and card printers revenues	28%	29%
Total gross margin	$6,603	$3,467	$3,136
% of total revenue	40%	32%

          OMCs. OMC gross margin for the three-month period ended June 30, 2009 was 49% of OMC revenue as compared to 36% of OMC revenue for the three-month period ended June 30, 2008. The combined favorable impact of increased sales volume in several major ID card programs, productivity improvements, and manufacturing cost reduction initiatives attributed to the increased gross margin. OMC manufacturing depreciation and amortization expense was $471,000 and $422,000 for the three-month period ended June 30, 2009 and 2008, respectively.

          Drives, Systems and Enabling Services. Except for the quarter ended June 30, 2008, the drives, systems and enabling services gross margin has been negative over the past three years due to low sales volume and our policy to price drives close to direct manufacturing cost to promote card sales resulting in the inability to cover fixed overhead costs at current sales volumes. This segment also includes enabling services, which also have lower margins than OMCs. This segment depreciation and amortization expense was approximately $30,000 and $47,000 for the three-month period ended June 30, 2009 and 2008, respectively. We anticipate that drives, systems and enabling services negative gross margins will continue in the future unless equipment sales volume is sufficient to cover fixed costs or there is material amount of Enabling Services revenue.

          Specialty Cards and Card Printers. The gross margin on specialty cards and card printers was 28% of this segment’s revenue for the three-month period ended June 30, 2009 as compared with 29% for the three-month period ended June 30, 2008 due to product mix and the decrease in sales volume. Due to the current economic conditions, we anticipate pressure on selling prices for specialty cards and margins. This could lead to a decrease in margins in this segment unless offset by the continuation of increased revenues of the higher value printer and systems products. Our gross margin in this segment for fiscal year 2010 may also be lower than fiscal year 2009 which included $540,000 in revenue and $440,000 in gross profit from a consulting contract that was concluded last year adding 3% to the overall margin in the period. This segment depreciation and amortization expense was approximately $61,000 and $136,000 for the three-month periods ended June 30, 2009 and 2008, respectively.

Operating Expenses

          The following table presents operating expenses (in thousands, except for percentages):

	Three Months Ended June 30,
	2009	2008
Selling, general and administrative expenses	$4,074	$3,900
% of total revenue	25%	36%
% of change from prior year	4%	12%

Research and development expenses	$371	$860
% of total revenue	2%	8%
% of change from prior year	(57%)	9%

          Selling, General, and Administrative Expenses (“SG&A”). SG&A expenses for the three-month period ended June 30, 2009 increased by approximately $0.2 million, or 4% as compared with the three-month period ended June 30, 2008. As a percentage of revenue, SG&A expenses were 25% and 36% for the three-month periods ended June 30, 2009 and 2008, respectively. The $0.2 million increase was due to $0.5 million for an incentive accrual partially offset by decreases in other expenses. SG&A depreciation and amortization expense was approximately $0.1 million for the three-month periods ended June 30, 2009 and 2008. SG&A expense, inclusive of sales commissions and performance-based incentives, are expected to range between $4 million and $4.5 million quarterly through the remainder of fiscal year 2010.

          Research and Development Expenses (“R&D”). R&D expenses for the three-month period ended June 30, 2009 decreased by approximately $0.5 million, or 57% as compared with the three-month period ended June 30, 2008. As a percentage of revenue, R&D expenses were 2% and 8% for the three-month periods ended June 30, 2009 and 2008, respectively. During the fiscal year ended March 31, 2009, various R&D projects were realigned and cost reductions were implemented consistent with a ‘milestone’-based R&D strategy. We are continuing our effort to develop new card features and structures, including various composite card structures and multi-technology cards containing contactless chips with RF capability, dual-interface (contact-contactless) with optical memory, OVD products, and other market-driven requirements. We are also developing enhanced OMC read/write drives for both increased reliability and ease of use and integration; and new software products and services in an effort to provide new products that can stimulate OMC sales growth. We anticipate that these ongoing research and development efforts should result in enhanced card features and capabilities and drives with advanced security features and/or lower manufacturing costs; however, there is no assurance that such product development efforts will be successful. These features are important for our existing and future OMC markets. We anticipate R&D expenditures of about $0.4 million per quarter during fiscal year 2010.

Other Income (Expense), Net

          The following table presents other income (expense), net (in thousands):

	Three Months Ended June 30,
	2009	2008
Interest income	$34	$70
Interest expense	(48)	(18)
Gain due to fair value of investment	218	—
Other expense	(22)	(6)
	$182	$46

          Other Income (Expense), Net. Interest income for the three-month period ended June 30, 2009 decreased by $36,000, or 51% as compared with the three-month period ended June 30, 2008 due to a decline in interest rates from a weighted-average of 1.57% during the three-month period ended June 30, 2008 to 0.67% during the three-month period ended June 30, 2009. Interest expense increased for the three-month period ended June 30, 2009 by $30,000 as compared with the three-month period ended June 30, 2008 due largely to the increase in borrowing under the credit line established with UBS in December, 2008. The change in fair value of the ARS’ investments resulted in an approximately $0.2 million non-cash gain for the three-month period ended June 30, 2009. We believe that if the assumptions that we used for UBS’ credit risk remain unchanged through June 30, 2010, we will recover the remaining differential of $42,000 in future periods until June 30, 2010 when we intend to exercise our Put Option with UBS Financial Services related to our investment in auction rate securities. The other expense was mainly due to losses on foreign exchange fluctuations.

Income Taxes

          The following table presents income taxes (in thousands):

	Three Months Ended June 30,
	2009	2008
Foreign income tax	$6	$27
U.S. income taxes	391	—
	$397	$27

          Income Taxes. Income tax expense amounted to approximately $0.4 million for the three-month period ended June 30, 2009. We expected an effective tax rate of about 17% for the fiscal year 2010. During the three-month period ended June 30, 2008, we received a tax benefit due to the assimilation of the new reduction in tax rate based on our foreign subsidiary’s net loss.

LIQUIDITY AND CAPITAL RESOURCES

          The following table summarizes cash, cash equivalents and investments (in thousands):

	June 30, 2009	March 31, 2009
Cash and cash equivalents	$25,990	$15,912
Investments in auction rate securities, net of put options	13,458	13,239
Investments - other	174	174
Total cash, cash equivalents and investments	$39,622	$29,325

          As of June 30, 2009, we held $13.5 million par value (with fair value approximately $12.5 million), of marketable securities consisting of ARSs that were re-classified as current investment from non-current in our consolidated balance sheet. Also included in our short-term investment is the Put Option received in this rights offering from UBS recognized as a benefit with a fair value of approximately $1 million. UBS has the “Right” to purchase its ARSs at par at any time through July 3, 2012 and we have the “Right” to sell our ARSs at par to UBS beginning June 30, 2010 through July 3, 2012. We intend to exercise our put option and sell our ARSs to UBS on June 30, 2010, which is now within one year. Hence, we reclassified the ARS investments to current assets, net of put options and its fair value approximates par at June 30, 2009. We borrowed $8.9 million from UBS as of June 30, 2009 under a credit line collateralized by the ARS.

          As of March 31, 2009, our ARS investment had a fair value of $12.2 million and the put option was valued at $1 million.

          Refer to Note 2, caption 8, Cash and Cash Equivalents, Short-term Investments of the condensed consolidated financial statement for further discussion of our current investments.

          The following table displays the sources and uses of cash by activity for the fiscal years ended March 31 (in thousands):

	Three Months Ended June 30,
	2009	2008
Net cash provided by (used in) operating activities	$9,855	$(4,161)
Net cash used in investing activities	$(180)	$(323)
Net cash provided by financing activities	$404	$64

          Net cash provided by operating activities for the three-month period ended June 30, 2009 was $9.9 million consisted of net income of $1.9 million plus $1.2 million of various non-cash charges and the decrease in operating assets, net of changes in operating liabilities, of $6.7 million. Net cash used by operating activities of $4.2 million for the three-month period ended June 30, 2008 consisted mainly of $3.4 million for increases in operating assets and $0.7 million for decreases in operating liabilities.

          Net cash used in investing activities was approximately $0.2 million for the three-month period ended June 30, 2009, compared to $0.3 million of cash used by investing activities for the three-month period ended June 30, 2008 due mainly to the capital expenditures. We may invest an additional $1.8 million in capital equipment and leasehold improvement expenditures for OMC and specialty card production capacity and manufacturing enhancement at our facilities through March 31, 2010. Net cash used for investing activities in the three-month period ended June 30, 2008 was due to $0.3 million of capital and patent expenditures.

          Net cash provided by financing activities was $404,000 for the three-month period ended June 30, 2009, compared to $64,000 of cash provided by financing activities for the three-month period ended June 30, 2008. Net cash provided by financing activities for the first quarter of fiscal 2010 was due to the non-cash charge of $214,000 related to the tax benefit on carryforward of gain from exercises of common stock options, an additional $218,000 drawn from the UBS credit line offset by $28,000 of capital lease payments and other stock activities. Net cash provided by financing activities for the three-month period ended June 30, 2008 was $64,000, which primarily consisted of net proceeds from the sale of common stock under our employee stock plans.

          In November 2007 we received an advance payment in the amount of 1.2 million Euros ($1.7 million U.S. dollars) under a contract with our German subsidiary, CCD, to provide consulting services and equipment to the Golden Chip Company (“GCC”) of Saudi Arabia to enable GCC to establish a card manufacturing facility in Saudi Arabia. The advance payment has been recorded on our balance sheet as advance payments from customers. After many delays on the part of GCC, GCC has alleged that CCD failed to perform under this contract and has demanded payment of damages. We have disputed this claim and reserved the right to terminate the contract and claim damages against GCC for lost profits. GCC has threatened to bring arbitration proceedings in London, United Kingdom, to enforce its rights under the agreement. Litigation, including arbitration, can be expensive, especially in the United Kingdom, and can cause significant management distraction, even if we ultimately prevail. In any case, we do not anticipate receiving the original benefits of this contract including revenue upon completion of the contract in the amount of 5.9 million Euros ($8.3 million U.S. dollars).

Current Borrowing Arrangements

          As of June 30, 2009, we held $13.5 million par value (with fair value approximately $12.5 million), of marketable securities consisting of ARSs that were re-classified as current from non-current investments in our consolidated balance sheet. UBS offered and we accepted a “Rights” offering whereby UBS offered to purchase certain ARSs it placed, including those we hold, at par or face value. Also included in our short-term investment is the Put Option received in this rights offering from UBS, recognized as a benefit with a fair value of approximately $1 million. UBS has the “Right” to purchase its ARSs at par at any time through July 3, 2012 and we have the “Right” to sell our ARSs at par to UBS beginning June 30, 2010 through July 3, 2012. We intend to exercise our Put Option and sell them to UBS on June 30, 2010, which is now within one year. Hence, we reclassified the ARS investments to current assets, net of put options and its fair value approximates par at June 30, 2009. We had borrowed $8.9 million from UBS as of June 30, 2009 under a credit line collateralized by the ARS.

          The intent of the credit line is to provide a no-cost loan where the interest rate charged on the credit line is equal to the interest rate earned on the ARSs. Variable rate advances under the UBS Credit Line will bear interest at a variable rate equal to the lesser of: (a) London Interbank Offered Rate, plus a percentage rate between 1.25% to 2.75%, depending on the amount of the advance, and (b) the then applicable weighted average rate of interest or dividend rate paid to us by the issuer of the ARSs, and in each case, such interest rate is subject to adjustment at any time and from time to time to reflect changes in the composition of the ARSs. When calculating the weighted average interest rate, the interest rate paid to us with respect to the ARSs equal to, (i) for the period up to and including January 21, 2009, the applicable coupon rate(s) and (ii) from January 22, 2009 and thereafter, the then applicable Taxable Student Loan Auction Rate Certificates Maximum Auction Rate for the Taxable Student Loan Auction Rate Securities (“SLARS”).

The UBS Credit Line also provides, among other things, that:

o	UBS may demand full or partial payment of the credit line at its sole discretion and without cause at any time; and

o
UBS may at any time in its sole discretion and without cause terminate and cancel the credit line; provided, however, that UBS must provide us with alternative financing on substantially similar terms, unless the demand right was exercised as a result of certain specified events.

          Refer to Note 2, caption 8, Cash and Cash Equivalents, Short-term Investments and Long-term Investments of the consolidated financial statement for further discussion of our noncurrent investments.

          We believe that we have sufficient available cash to execute our business plan for fiscal year 2010 as we expect the estimated level of revenues to be sufficient to generate cash from operating activities over the same period. Operating cash flows could be negatively impacted to a significant degree if our largest U.S. government program were to be delayed, reduced, canceled, or not extended and if this and other card programs are not replaced by other card orders or other sources of income.

CONTRACTUAL OBLIGATIONS:

          The following table provides a summary of the effect on liquidity and cash flows from our contractual obligations as of June 30, 2009 (in thousands):

	2010	2011	2012	2013	2014	Thereafter	Total

Non-cancelable operating leases (1)	$1,352	$1,993	$1,884	$1,502	$1,275	$2	$8,008
Non-cancelable purchase orders	2,544	—	—	—	—	—	2,544
Net borrowing on revolving credit with UBS (2)	8,899	—	—	—	—	—	8,899
Total	$12,795	$1,993	$1,884	$1,502	$1,275	$2	$19,451

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

          We are subject to interest rate risk on our short-term borrowings under our Credit Line Agreement with UBS wherein we drew down an aggregate of $8.9 million as of June 30, 2009; secured by the ARSs we currently hold. However, the credit line provides a no-cost loan where the interest rate charged on the credit line is equal to the interest rate earned on the ARS. We entered into a Rights settlement whereby UBS offered to purchase certain ARSs it placed, including those we hold, at par or face value. UBS has the “Right” to purchase its ARSs at par at any time through July 3, 2012 and we have the “Right” to sell our ARSs at par to UBS beginning June 30, 2010 through July 3, 2012. We have no other short or long-term borrowings other than the credit line with UBS and capitalized lease agreements that would give rise to significant interest rate risk. Although our interest income is sensitive to changes in the general level of U.S. interest rates, particularly since some portion of our investments are in money market funds, we do not expect our operating results or cash flows to be affected to any significant degree by the effects of a change in market interest rates on our investments. A plus or minus ten percent change will not have a material impact on the valuation of our investments.

          We do not enter into investments for speculative purposes. Although our ARS investments had been designated as trading securities as of June 30, 2009 and March 31, 2009, we expect to recover the par value of the ARSs based on our “Rights” agreement with UBS. We intend to sell them to UBS on June 30, 2010, which is now within one year. Hence, we reclassified the ARS investments to current assets, net of put options and its’ fair value approximates par at June 30, 2009. We believe that we have sufficient available cash to execute our business plan for fiscal year 2010 as we expect the estimated level of revenues to be sufficient to generate cash from operating activities over the same period.

          Refer to Note 2, caption 8, Cash and Cash Equivalents, Short-term Investments and Long-term Investments of the consolidated financial statement for further discussion of our noncurrent investments.

          Fair Value Fluctuation Risk: At June 30, 2009 and March 31, 2009, there was insufficient observable ARS market information available to determine the fair value of our ARS investments, or the Put Option. Therefore, in order to validate the fair value estimate of these securities, we incorporated assumptions such as credit quality or financial standing of the issuer, final stated maturities, estimates on the probability of the issue being called prior to final maturity, impact due to extended periods of maximum auction rates, liquidity risk premium, and broker quotes from independent valuators using widely accepted financial models. Management believes that these are reasonable estimates reflecting the unique circumstances of the subject SLARS and the method of valuing the Put Option as forward contracts is reasonable. As of June 30, 2009, we held $13.5 million par value (with fair value approximately $12.5 million), of marketable securities consisting of ARSs UBS offered and we accepted a “Rights” offering whereby UBS offered to purchase certain ARSs it placed, including those we hold, at par or face value. Also included in our current investments is the Put Option received in this rights offering from UBS recognized as a benefit with a fair value of approximately $1 million at June 30, 2009. UBS has the “Right” to purchase its ARSs at par at any time through July 3, 2012 and we have the “Right” to sell our ARSs at par to UBS beginning June 30, 2010 through July 3, 2012. We intend to sell them to UBS on June 30, 2010, which is now within one year. Hence, we reclassified the ARS investments and the put options from non-current to current assets in our condensed consolidated balance sheet at their fair values which approximates par at June 30, 2009. The change in fair value of the ARS’ investments resulted in approximately $0.2 million non-cash gain for the three-month period ended June 30, 2009. We believe that if the assumptions that we used for UBS’ credit risk remain unchanged through June 30, 2010, we will recover the remaining differential of $42,000 in future periods until June 30, 2010 when we intend to exercise our put option with UBS Financial Services. During fiscal year 2009, we recorded a net loss of about $0.3 million resulting from the fair values of the ARS and the put option at March 31, 2009. A plus or minus ten percent change will not have a material impact on the valuation of our investments.

          The following summarizes investments at fair value, weighted average yields and expected maturity dates as of (in thousands):

	June 30, 2009	March 31, 2009	Change in fair value

Auction rate securities	13,500	13,500	—
Gross unrealized losses	(1,033)	(1,267)	234	(3)
Estimated fair market value of ARS	12,467	12,233
Put option	990	1,006	(16	) (4)
Estimated fair market value of ARS, net of put option	$13,457 (1)	$13,239 (2)	$218
Weighted average yield	0.67%	1.57%

Maturity Dates	July 15, 2029 through January 25, 2047	July 15, 2029 through January 25, 2047

(1) classified as current assets
(2) classified as non-current assets
(3) change in fair value - unrealized gain in income
(4) change in fair value - unrealized loss in income

          Foreign Currency Exchange Rate Risk. Our U.S. operations sell products in various international markets. Revenue by our German subsidiary of approximately $3.2 million and 3.6 million, net income of $41,000 and net loss of $7,000, during the three month-periods ended June 30, 2009 and 2008, respectively, were denominated in foreign currency (Euro). In addition, some raw material purchases and purchased services were denominated in foreign currency.

          We use short-term foreign exchange forward contracts to mitigate foreign currency risk associated primarily with inter-company receivables and payables, and loans receivable (denominated in Euros) to our German subsidiary. Our foreign exchange forward contracts are not designated for accounting purposes as hedging instruments under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. Accordingly, any gains or losses resulting from changes in the fair value of the forward contract are reported in other income, net expenses. The gains and losses on these forward contracts generally offset gains and losses associated with the underlying foreign currency denominated inter-company receivables and payables, and loans receivable. At June 30, 2009, we had a foreign exchange forward contract with a maturity of less than 30 days to purchase 1.2 millon Euros. The fair value of the forward contract was not material at June 30, 2009. At March 31, 2009, we had a foreign exchange forward contract with a maturity of less than 30 days to purchase 1.3 million Euros. A plus or minus ten percent change in foreign exchange rates will not have a material impact on the condensed consolidated financial statements.

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

(b) Changes in Internal Control over Financial Reporting. There were no significant changes in our internal control over financial reporting that occurred during the three-month period ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

          This description of the risk factors associated with our business supersedes the description previously disclosed in Part I, Item 1A of the 2009 Form 10-K.

          OUR CURRENT AND FUTURE EXPECTED REVENUES ARE DERIVED FROM A SMALL NUMBER OF ULTIMATE CUSTOMERS SO THAT THE LOSS OF OR REDUCTIONS IN PURCHASES BY ANY ONE ULTIMATE CUSTOMER COULD MATERIALLY REDUCE OUR REVENUES AND LEAD TO LOSSES. During the three-month period ended June 30, 2009 and each of the previous two fiscal years, we derived, on average, 68% of our revenues from seven programs. Due to the lengthy sales cycles, we believe that these programs, with perhaps the addition of a few other programs, will be the basis for a majority of our revenues in the near-term. The loss of or reductions in purchases by any one of our largest customers due to program cutbacks, competition, or other reasons could materially reduce our revenue base. Losses have occurred when there are material reductions, gaps or delays in card orders from our largest U.S. or foreign government programs or if such programs were to be reduced in scope, delayed, canceled, or not extended and not replaced by other card orders or other sources of income. We had two customers during the three-month period ended June 30, 2009 that accounted for 31% and 34%, respectively, of our total revenue. We had four customers during the three-month period ended June 30, 2008 that accounted for 14%, 15%, 16%, and 17%, respectively, of our total revenue.

          WE HAVE INCURRED NET LOSSES IN ALL BUT SIX QUARTERS DURING THE PREVIOUS FIVE YEARS AND WE MAY NOT BE ABLE TO GENERATE SUFFICIENT REVENUE IN THE FUTURE TO MAINTAIN OR ACHIEVE PROFITABILITY. In the past five years, only fiscal year 2006 generated a net income. Although the three-month period ended June 30, 2009 was profitable, there can be no assurance that we will generate enough revenues to maintain profitability. We are relying principally upon our optical memory card technology to generate future product revenues, earnings and cash flows. If alternative technologies emerge or if we are otherwise unable to compete, we may not be able to sustain profitability. Losses would also occur if expenses exceed revenue.

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

          OUR OPTICAL MEMORY CARD PRODUCT REVENUES WILL NOT GROW IF WE DO NOT WIN NEW BUSINESS AND IF PROGRAMS SUCH AS THE ANGOLAN NATIONAL ID PROGRAM OR THE ITALIAN NATIONAL ID PROGRAM ARE NOT IMPLEMENTED AS SUCCESSFULLY AS ANTICIPATED. There can be no assurance that these programs will be implemented as planned or that we will receive sizable future orders for any of these programs, nor any assurance that we will be able to win any other new business which is necessary to grow our business to the level we desire.

          SINCE THE SALES CYCLE FOR OUR PRODUCTS IS TYPICALLY LONG AND UNPREDICTABLE, WE HAVE DIFFICULTY PREDICTING WHEN NEW BUSINESS WILL CONTRIBUTE TO REVENUE GROWTH. Because our customers are large government entities, obtaining substantial orders usually involves a lengthy sales cycle, requiring marketing and technical time and often times significant expense with no guarantee that substantial orders will result. This long sales cycle results in uncertainties in predicting operating results, particularly on a quarterly basis. In addition, the equipment supply and consulting work we undertake on occasion for the set up of card manufacturing facilities involves substantial time from start to finish, with the potential for obstacles to intervene outside our control such as delays in the construction and readying of the building and site by the customer and the potential for our customer to request changed specifications for the facility’s throughput, so there can be substantial lags between when we sign a contract and receive a deposit and when we complete a project and recognize revenue.

          WE COULD EXPERIENCE EQUIPMENT, RAW MATERIAL, QUALITY CONTROL, OR OTHER PRODUCTION PROBLEMS ESPECIALLY IN PERIODS OF INCREASING VOLUME. There can be no assurance that we will be able to meet our projected card manufacturing capacity if and when customer orders grow significantly. We have made and may continue to make significant capital expenditures to expand our card manufacturing capacity depending upon projected volume. However, since customer demand is difficult to predict and can be terminated at any time, and we generally wait for such demand to materialize prior to making capital expenditure commitments, we may be unable to ramp up our production quickly enough to fill new customer orders in a timely fashion. This could cause us to lose new business and possibly existing business. In addition, if we overestimate customer demand, we could incur significant costs, from creating excess capacity, such as was the case during fiscal years 2007 and 2008. The addition of fixed overhead costs increases our breakeven point and results in lower gross margins unless compensated for by increased product sales. When purchasing raw materials for our anticipated optical card demand, we take into consideration the order-to-delivery lead times of vendors and the economic purchase order quantity for such raw materials. If we over-estimate customer demand, excess raw material inventory and inventory write-offs can result. We may experience manufacturing complications associated with increasing our manufacturing capacity. We may also experience difficulties implementing new manufacturing processes, meeting customers’ quality or international standards requirements, or outsourcing some of our manufacturing.

          WE ARE CURRENTLY OUR OWN SOLE SOURCE OF OPTICAL MEMORY CARDS AND SEVERAL OF THE STEPS IN OUR CARD MANUFACTURING PROCESS HAVE NO BUILT-IN REDUNDANCY. THEREFORE, WE ARE SUSCEPTIBLE TO SUPPLY INTERRUPTIONS, INCLUDING IF CERTAIN MACHINERY WERE TO BREAK DOWN. MUCH OF OUR MANUFACTURING EQUIPMENT IS COMPRISED OF CUSTOM VERSIONS OF MACHINERY, SOME OF WHICH IS MORE THAN 20 YEARS OLD. IN ADDITION, WE ARE AT RISK OF LOSING OR NOT OBTAINING CERTAIN PROGRAMS SHOULD THEY REQUIRE A SECOND SOURCE. We use a proprietary manufacturing process with custom machinery and several of the steps in our card manufacturing process have no built-in redundancy, or in some cases, have the redundancy located in Germany. We are susceptible to supply interruptions when our line goes down and when our line malfunctions. Much of our machinery is comprised of customized versions of machinery which has long lead times to replace and may be difficult to maintain or repair, requiring us to be self-reliant. Some of the machinery we use is more than 20 years old and is no longer produced by its manufacturer, requiring us to adapt a newer version to our needs, which would involve additional delay, effort and expense on our part. If current or potential customers require a second source for their card programs (which is a common business practice) they could decide to use one of our competitors that may have multiple sources of supply. This would harm our business and financial results.

          IF WE ARE UNABLE TO BUY RAW MATERIALS IN SUFFICIENT QUANTITIES AND ON A TIMELY BASIS, WE WILL NOT BE ABLE TO DELIVER PRODUCTS TO CUSTOMERS ON TIME, WHICH COULD CAUSE US TO LOSE CUSTOMERS RESULTING IN A DECLINE IN REVENUES. Most of the raw materials used in the manufacture of optical memory cards are available from one or more qualified suppliers. Such materials include plastic films used in optical memory card production, which are available from one supplier in the U.S. and from multiple foreign suppliers. Processing chemicals, inks and bonding adhesives are obtained from various U.S. and foreign suppliers. We often order significant quantities of raw materials to prepare for expected demand. If the demand does not materialize as expected, raw material inventory supplies will grow as it takes longer to consume in production sized for actual sales volume. It is possible that this could lead to high levels of obsolescence and inventory write-downs if product designs change or demand decreases. Also, certain photographic films are commercially available solely from Eastman Kodak Company (“Kodak”) of the United States. No assurance can be given that Kodak will continue to supply such photographic film on a satisfactory basis and in sufficient quantities to meet our requirements. If Kodak were to discontinue manufacturing the film from which our optical media is made, we would endeavor to establish an alternate supplier for such film, although the purchase price could increase and reliability and quality could decrease with a new supplier. No assurance can be given that we will have adequate demand to attract a second source. In addition, an alternate supplier could encounter technical issues in producing the film, as there may be know-how and manufacturing expertise which Kodak has developed over the years which an alternate supplier may have difficulty replicating. We currently have enough film inventory on hand and on order to produce cards for orders projected over the next nine to fifteen months. If Kodak announced that it would no longer offer film, we would request that Kodak provide us with a last-buy opportunity which we would plan to take maximum advantage of, although no assurance can be given that Kodak would provide us with such an opportunity. There can be no assurance that we would be able to procure an alternate source of supply of this film on reasonable terms or at all, which could force us to design new cards using different materials. This could be very disruptive to our business, result in increased costs and lower quality products, and cause us to lose sales. We are also researching other materials besides film for use as optical memory card media. Even if developed or procured, there can be no assurance that other materials could be used as a replacement for Kodak film in our current product or be cost-effective.

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

          AN INTERRUPTION IN THE SUPPLY OF READ/WRITE DRIVE PARTS OR DIFFICULTIES ENCOUNTERED IN READ/WRITE DRIVE ASSEMBLY COULD CAUSE A DELAY IN DELIVERIES OF DRIVES AND OPTICAL MEMORY CARDS AND A POSSIBLE LOSS OF SALES, WHICH WOULD ADVERSELY AFFECT OUR OPERATING RESULTS. Several major components of our read/write drive are designed specifically for our products. For example, the optical recording head for the current drive is a part obtained from one supplier and at current production volumes; it is not economical to have more than one supplier for this custom component. While we carry a large inventory of safety stock for this item, any delays in or inability to obtain parts from this supplier could cause us to lose revenues while we source a second supplier. The ability to produce read/write drives in high-volume, if required, will be dependent upon maintaining or developing sources of supply for components that meet our requirements for high volume, quality, and cost. In addition, we could encounter quality control or other production problems at high-volume production of read/write drives. Any of this could cause us to lose optical card sales, as well as sales of our drives.

          IF WE ARE UNABLE TO ADAPT TO TECHNOLOGICAL CHANGES IN THE SECURE ID CARD INDUSTRY AND IN THE INFORMATION TECHNOLOGY INDUSTRY GENERALLY, WE MAY NOT BE ABLE TO EFFECTIVELY COMPETE FOR FUTURE BUSINESS. The secure ID technology industry is characterized by rapidly changing technology and continuing product evolution. The future success and growth of our business will require us to maintain and enhance the technological capabilities of the LaserCard product line. There can be no assurance that our products currently being sold or under development will remain competitive or provide sustained revenue growth.

          SEVERAL OF OUR PROGRAMS INVOLVE OUR CARDS AS PART OF A SOLUTION WHICH INCLUDES TECHNOLOGIES OF THIRD PARTIES. DIFFICULTIES ENCOUNTERED BY THESE THIRD PARTIES COULD CAUSE OUR ULTIMATE CUSTOMERS, GENERALLY GOVERNMENTS, TO FIND FAULT IN OPTICAL CARDS AND SWITCH TO OTHER SOLUTIONS EVEN IF OUR OPTICAL TECHNOLOGY IS NOT THE ROOT CAUSE OF ANY FAULT. In certain of our current programs various third-party technologies such as contact or contactless chips are added to our cards. The embedding or addition of other technologies to the LaserCard optical memory card, especially when contracted to independent third parties, could potentially lead to technical, compatibility and other issues. In such circumstances, it may be difficult to determine whether a fault originated with our technology or that of a co-supplier or with the person embedding or adding the third party technology to our cards. If such faults occur, they could be difficult, expensive, and time-consuming to resolve. Such difficulties could lead to our ultimate customers, the foreign governments, switching to other technologies even if optical technology is not the root cause of the fault(s). The resulting loss of customers would adversely affect our revenues.

          WE ARE LARGELY DEPENDENT ON SYSTEMS INTEGRATORS FOR IMPLEMENTATION OF CARD PROGRAMS AND THEIR METHOD OF IMPLEMENTATION MAY NOT BE SUCCESSFUL DUE TO QUALITY OR COST. We mainly sell to VARs and system integrators who in turn sell solutions to the end customer. The system integrators may not follow the recommendations we provide for the handling, processing, and printing on our cards and working with the end-user in the card issuing process. This could lead to low quality, high costs, or both, resulting in damage to our reputation, the LaserCard name and loss of the contract. In order to mitigate this risk, we work to train the integrators to avoid such situations but cannot control their work and may not always be successful in our training. We plan to continue to offer this support and then transition the card issuing process to local resources once the program is running successfully. There can be no assurance that issues with our systems integrators in the future will not damage our reputation, the LaserCard name, reduce our revenues, or cause us to lose various governmental programs.

          OUR OPTICAL MEMORY CARDS HAVE A COMPLEX STRUCTURE THAT REQUIRES A HIGH DEGREE OF TECHNICAL KNOWLEDGE AND EXPERIENCE TO MEET INCREASINGLY STRINGENT PERFORMANCE REQUIREMENTS. WE HAVE AND COULD IN THE FUTURE AGREE TO CERTAIN CHARACTERISTICS BEYOND THOSE REQUIRED IN INDEPENDENTLY PUBLISHED STANDARDS. THIS COULD INCREASE OUR COST OF MANUFACTURING CARDS OR RESULT IN ACCEPTING RETURNS OR GIVING CREDITS TO THE CUSTOMER IF WE FAIL TO COMPLY WITH THESE CHARACTERISTICS. MANY CUSTOMERS MAINTAIN SIGNIFICANT ADVANCE INVENTORY WHICH INCREASES THIS RISK. There can be no assurance that we will be able to meet customers’ quality or standards requirements consistently. This could lead to high manufacturing costs due to low product yields or unexpected product returns. We employ a rigorous quality control procedure, are ISO 9001:2000 certified, and strive to deliver products that meet published standards and customer expectations. Even so, we cannot give assurance that our products will meet customer expectations in all cases. We have in the past, and we may in the future, replace products held by customers or give credit for products previously delivered. Any failure to meet our customers’ standards may harm our reputation, result in product returns and inventory write downs, and may cause us to lose sales and customers.

          IF WE FAIL TO PROTECT OUR INTELLECTUAL PROPERTY RIGHTS, COMPETITORS MAY BE ABLE TO USE OUR TECHNOLOGIES, WHICH COULD WEAKEN OUR COMPETITIVE POSITION, REDUCE REVENUES, OR INCREASE COSTS. We use a combination of patent, trademark, and trade secret laws, confidentiality procedures, and licensing arrangements to establish and protect our proprietary rights. Our existing and future patents may not be sufficiently broad to protect our proprietary technologies. Despite our efforts to protect proprietary rights, we cannot be certain that the steps we have taken will prevent the misappropriation or unauthorized use of our technologies, particularly in foreign countries where the laws may not protect proprietary rights as fully as U.S. law. Any patents we may obtain may not be adequate to protect our proprietary rights. Our competitors may independently develop similar technology, duplicate our products, or design around any of our issued patents or other intellectual property rights. Litigation may be necessary to enforce our intellectual property rights or to determine the validity or scope of the proprietary rights of others. This litigation could result in substantial costs and diversion of resources and may not ultimately be successful. Litigation, or the threat of litigation, may also cause us to have to license third-party technology, which would increase our costs and harm our margins, or to discontinue the sale of certain products. We cannot predict whether the expiration or invalidation of our patents would result in the introduction of competitive products that would affect our future revenues adversely.

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

          THE PRICE OF OUR COMMON STOCK IS SUBJECT TO SIGNIFICANT VOLATILITY. The price of our common stock is subject to significant volatility, which may be due to fluctuations in revenues, earnings, liquidity, press coverage, analyst recommendations, financial market interest, trading volume, and stock market conditions, as well as changes in technology and customer demand and preferences. As a result, our stock price might be low at the time a stockholder wants to sell our stock which may result in losses. For example, during fiscal year 2009 our stock price fluctuated from a high of $9.73 per share to a low of $2.05 per share. Also, since we have a relatively low number of shares outstanding (approximately 12 million shares) there will be more volatility in our stock if one or two major holders, for example, large institutional holders, attempt to sell a large number of shares in the open market. Furthermore, our trading volume is often small, meaning that a few trades may have disproportionate influence on our stock price. In addition, someone seeking to liquidate a sizeable position in our stock may have difficulty doing so except over an extended period or privately at a discount. Thus, if one or more stockholders were to sell or attempt to sell a large number of shares within a short period of time, such sale or attempt could cause our stock price to decline. There can be no guarantee that stockholders will be able to sell the shares that they acquired at a price per share equal to or greater than the price they paid for the stock.

          WE ARE SUBJECT TO RISKS ASSOCIATED WITH CHANGES IN FOREIGN CURRENCY EXCHANGE RATES. Part of the manufacturing process of certain of our products takes place in our operations in Germany. Also, some of the raw materials we use to manufacture optical memory cards are sourced in Europe. These costs are denominated in Euros, the currency used in much of Europe. However, when we sell our finished products, the prices that we charge are denominated in U.S. dollars. Accordingly, we are subject to exposure when the exchange rate for Euros increases in relation to the U.S. dollar. As of June 30, 2009, we had not entered into a forward exchange contract or other hedging transaction to hedge against or potentially minimize the foreign currency exchange risk related to transactions other than those related to inter-company transactions. The losses on foreign currency exchange related to purchase and intercompany transactions for these periods were immaterial, but we have no assurance that such losses will not be significant in the future.

          WE HAVE INVESTED A SIGNIFICANT PORTION OF OUR CASH IN AUCTION RATE SECURITIES (“ARS”), WHICH BECAME ILLIQUID IN FEBRUARY 2008. WE COULD RECORD FURTHER IMPAIRMENT CHARGES IF THE FAIR VALUE OF THESE INVESTMENTS DECLINES FURTHER. As of June 30, 2009, we held $13.5 million par value (with fair value of approximately $12.5 million), of marketable securities consisting of ARSs that we classified as current investments in our consolidated balance sheet. Previously UBS Financial offered and we accepted a “Rights” offering whereby UBS offered to purchase certain ARSs it placed, including those we hold, at par or face value. Also included in our short-term investment is the Put Option received in this rights offering from UBS recognized as a benefit with a fair value of approximately $1 million. Although we recorded a net gain of $0.2 million during the three-month period ended June 30, 2009 resulting from a change in fair values, there is no assurance that the fair value will continue to be favorable in the future. UBS has the “Right” to purchase its ARSs at par at any time through July 3, 2012 and we have the “Right” to sell our ARSs at par to UBS at any time from June 30, 2010 through July 3, 2012. We intend to exercise our put option and sell our ARSs to UBS on June 30, 2010. As of June 30, 2009, we have borrowed $8.9 million from UBS under a credit line collateralized by the ARSs. We recognized a net loss of $0.3 million related to the fair values of the ARSs and the put option during fiscal year 2009.

          We will analyze the fair value of the ARSs at each balance sheet date. In order to validate the fair value estimate of these securities, we incorporated assumptions such as credit quality or financial standing of the issuer, final stated maturities, estimates on the probability of the issue being called prior to final maturity, impact due to extended periods of maximum auction rates, liquidity risk premium, and broker quotes from independent valuators using widely accepted financial models. We believe that these are reasonable estimates reflecting the unique circumstances of the subject ARSs and the method of valuing the put as a forward contract is reasonable. However, due to the unprecedented issues surrounding the global credit market, these assumptions may change considerably and may result in further impairment charges. If UBS is insolvent on June 30, 2010 or otherwise unable to fulfill its obligations described in the October 7, 2008 prospectus for the rights offering, we may incur additional losses on the ARSs, especially if we would need to liquidate them over a short period of time.

          THE AMOUNT OF OUR NET OPERATING LOSS CARRYFORWARDS (“NOLS”) IS UNCERTAIN AND PRIOR TRANSACTIONS TO WHICH WE HAVE BEEN A PARTY AND FUTURE TRANSACTIONS TO WHICH WE MAY BECOME A PARTY, INCLUDING STOCK ISSUANCES AND CERTAIN SHAREHOLDER STOCK TRANSACTIONS, MAY JEOPARDIZE OUR ABILITY TO USE SOME OR ALL OF OUR NOLS. Based on current tax law, we believe we have NOLs sufficient for U.S. federal and state income tax purposes to offset future taxable income in the amount of $19.2 million as of March 31, 2009. As of June 30, 2009, we had incurred significant cumulative losses in the U.S. Our ability to utilize these NOLs may be subject to significant limitations under Section 382 of the Internal Revenue Code if we have undergone, or undergo in the future, an ownership change. An ownership change occurs for purposes of Section 382 of the Internal Revenue Code if, among other things, stockholders who own or have owned, directly or indirectly, 5% or more of our common stock (with certain groups of less-than-5% stockholders treated as a single stockholder for this purpose) increase their aggregate percentage ownership of our common stock by more than fifty percentage points above the lowest percentage of the stock owned by these stockholders at any time during the relevant three-year testing period. In the event of an ownership change, Section 382 imposes an annual limitation, based upon the value of the company at the time of the ownership change, on the amount of taxable income a corporation may offset with NOLs. Any unused annual limitation may be carried over to later years until the applicable expiration date for the respective NOLs. To the extent that these NOLs become significantly limited, we expect to be taxed on our income, if any, at the U.S. federal and state statutory rates. As a result, any inability to utilize these NOLs would adversely affect future operating results by the amount of the federal or state taxes that would not have otherwise been payable, having an adverse impact on our operating results and financial condition. In addition, the inability to use NOLs could harm the value at which we might be acquired by a third-party and would adversely affect our financial condition relative to our financial condition had the NOLs been available. In addition, California and certain states have suspended use of NOLs, and other states are considering similar measures. As a result, we may incur higher state income tax expense in the future. Depending on our future tax position, continued suspension of our ability to use state NOLs could have an adverse impact on our operating results and financial condition.

          IN MARCH 2004, WE SOLD A CARD MANUFACTURING LICENSE UNDER WHICH WE WILL PROVIDE CERTAIN FACTORY SET-UP AND TRAINING SERVICES IN SLOVENIA TO GLOBAL INVESTMENT GROUP Ltd. (“GIG”) IN CONJUNCTION WITH PREVENT GLOBAL OF SLOVENIA (“PREVENT GLOBAL”). NEITHER GIG NOR PREVENT GLOBAL ARE CURRENT WITH THE OBLIGATIONS UNDER THE AGREEMENT. IT IS POSSIBLE THAT LITIGATION WILL ENSUE. There have been certain agreements made between us and GIG in conjunction with Prevent Global of Slovenia (Prevent) regarding this contract. We are obligated to deliver manufacturing equipment and installation support specified in the contract to GIG/Prevent Global for a card manufacturing facility in Slovenia that has not yet been provided by GIG or Prevent, to provide a targeted initial manufacturing capacity of 10 million optical cards annually. Our obligation arises under an agreement with GIG which was assumed by Prevent in 2007. We have performed our obligations under the agreements and stand ready to complete the remaining obligations. GIG has claimed that it still has rights to the agreement. It is possible that we, Prevent Global or GIG will commence litigation to enforce rights under this agreement (which includes determining who between GIG and Prevent is the current co-party under the agreement) in England, the venue for disputes under the agreement. Any such litigation may be expensive to us and distracting to our management even if we ultimately prevail. In addition, if either Prevent Global or GIG does not perform under the agreement, we may not receive the expected benefits under the agreement, including profits and payment of past due amounts.

          No assurance can be given that GIG or Prevent Global will make a plant site ready to accept equipment deliveries; that GIG or Prevent Global will arrange for pick-up of the equipment; that the equipment will be able to be successfully installed so that the plant becomes operational; or that GIG or Prevent Global will raise the financing required to complete the project and commence operations. Assuming the plant becomes operational, we will also be assigning a person to be on-site through March 31, 2011, and throughout the license term if the option is elected by GIG or Prevent Global, to monitor quality, security, and operational procedures, with a mutual goal that the facility and the cards made in Slovenia conform to our standards. If cards are not produced in conformance with our quality standards, the reputation and marketability of optical memory card technology could be damaged. If the factory does not become operational and produce quality cards in high volume, or if GIG or Prevent Global is unable to raise sufficient capital to build, equip, and operate this facility, we would not obtain the hoped-for benefits--including ongoing royalties, sales of raw materials to GIG or Prevent Global, and expansion of the European market. On the other hand, if and when the factory is successfully manufacturing the cards in high volume, it could compete against us for business in certain territories, which could reduce our potential card revenues. Revenue on the contract will begin to be recognized when the equipment has been installed and is operating according to specification and training completed, which date is dependent in part on GIG or Prevent Global providing a satisfactory facility in Slovenia.

          WE MAY NOT BE ABLE TO ATTRACT, RETAIN OR INTEGRATE KEY PERSONNEL, WHICH MAY PREVENT US FROM SUCCEEDING. We may not be able to retain our key personnel or attract other qualified personnel in the future. Our success will depend upon the continued service of key management personnel. The loss of services of any of the key members of our management team, including our chief executive officer, chief operating officer, vice president of finance and chief financial officer, the managing directors of our German operations, or our vice president of marketing, or our failure to attract and retain other key personnel could disrupt operations and have a negative effect on employee productivity and morale, thus decreasing production and harming our financial results. In addition, the competition to attract, retain, and motivate qualified personnel in our field is intense.

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

          FOREIGN GOVERNMENT REGULATIONS COULD ADVERSELY AFFECT RESULTS OF OPERATIONS. We sell our products worldwide and, therefore, our products must comply with various domestic and international laws, regulations and standards and our business could be subject to risks due to changes in a country’s or region’s political, regulatory or economic conditions. We may experience difficulty in securing required approvals, licenses or permits on commercially reasonable terms, or at all. Differing tax laws and changes in those laws may also affect our future results of operations. The implementation of unfavorable regulations or industry standards, or unfavorable interpretations of existing regulations by courts or regulatory bodies, could require us to incur significant compliance costs, cause the development of the affected products to become impractical, or otherwise adversely affect our ability to produce or market our products. Failure to comply with existing or new laws or regulations, including export and import restrictions and barriers, or to obtain timely domestic or foreign regulatory approvals, licenses or permits could result in lost sales or increased costs.

          DISRUPTIONS TO OUR BUSINESS OR THE BUSINESS OF OUR CUSTOMERS OR SUPPLIERS COULD ADVERSELY IMPACT OUR OPERATIONS AND FINANCIAL RESULTS. Business disruptions, including from severe weather events (such as hurricanes, floods and blizzards), from casualty events (such as explosions, fires or material equipment breakdown), from the occurrence of a pandemic (such as the Swine Flu), from acts of terrorism or acts of war, and from other similar events, coupled with any lack of government readiness and support in those countries where we do business, may cause damage or disruption to our properties, business, employees, suppliers, distributors, resellers, and customers, which could have an adverse effect on our business, financial condition, and operating results. Such events may also result in an economic slowdown in the United States or elsewhere, which could adversely affect our business, financial condition, and operating results.

          AS A RESULT OF OUR REQUIRED ANNUAL EVALUATION OF OUR INTERNAL CONTROLS OVER FINANCIAL REPORTING, WE MAY IDENTIFY INTERNAL CONTROL WEAKNESSES NEEDING REMEDIATION, WHICH COULD HARM OUR REPUTATION. We have completed the evaluation of our internal controls over financial reporting as required by Section 404 of the Sarbanes-Oxley Act of 2002 for the fiscal years ended March 31, 2009 and 2008. Although our assessment, testing, and evaluation resulted in our conclusion that, as of March 31, 2009 and 2008, our internal control over financial reporting was effective, we cannot predict the outcome of our testing in future periods. Because of the inherent limitation of disclosure controls, no evaluation of such controls can provide absolute assurance that all control issues and instances of fraud, if any, within our Company have been detected or can be eliminated. If our internal controls are found to be ineffective in future periods, our reputation could be harmed. We may incur additional expenses and commitment of management’s time in connection with further evaluations, both of which could materially increase our operating expenses and accordingly reduce our net income.

          IF WE ENGAGED IN ACQUISITIONS, WE WOULD INCUR A VARIETY OF COSTS AND THE ANTICIPATED BENEFITS MIGHT NEVER BE REALIZED. In recent times, we have not made any acquisitions other than Challenge Card Design and Cards & More in March 2004 and there can be no assurance that we will be able to successfully integrate any business, products, technologies or personnel that we might acquire in the future. Future acquisitions may result in substantial dilution of our current stockholders’ percentage ownership; expenditure of our current limited cash resources; incurrence of debt, amortization of expenses related to goodwill, research and development, and other intangible assets or large and immediate write-offs; and assumption of liabilities. Our operation of any acquired business will also involve numerous risks, including assimilating employees, operations, technologies, and products; unanticipated costs; diverting our management’s time and attention from the day-to-day operation of our business; entering markets in which we have no or limited direct experience; potentially losing key employees from the acquired company; and adversely affecting our existing business relationships. If we fail to adequately manage these risks, we may not achieve the intended benefit of any acquisition.

          WE MAY FACE RISKS FROM OUR FOREIGN OPERATIONS AND SUBSTANTIAL INTERNATIONAL SALES. Our products are used in countries around the world in addition to the United States, such as Germany, the United Kingdom, Switzerland, Angola, Italy, India, Costa Rica, and the Kingdom of Saudi Arabia. International sales accounted for approximately 67% and 83% of our revenues during the three-month periods ended June 30, 2009 and 2008, respectively. We also operate a subsidiary in Germany. Our international operations are subject to the following risks, among others: difficulty with staffing and managing international operations; transportation and supply chain disruptions and increased transportation expense as a result of epidemics, terrorist activity, acts of war or hostility, increased security and less developed infrastructure; political and economic uncertainty caused by changes in governments, epidemics, terrorism or acts of war or hostility; difficulties in collecting receivables and longer accounts receivable payment cycles; and potentially adverse tax consequences.

          OUR CONTRACT WITH GOLDEN CHIP COMPANY (“GCC”) COULD BE THE SUBJECT OF LITIGATION. In November 2007 we received an advance payment in the amount of 1.2 million Euros ($1.7 million U.S. dollars) under a contract entered into with our German subsidiary, CCD, to provide consulting services and equipment to GCC to enable GCC to establish a card manufacturing facility in Saudi Arabia. The advance payment has been recorded on our balance sheet as advance payments from customers. After many delays on the part of GCC, GCC has alleged that CCD failed to perform under this contract and has demanded payment of damages. CCD has disputed this claim and reserved the right to terminate the contract and claim damages against GCC for lost profits. GCC has threatened to bring arbitration proceedings in London, United Kingdom, to enforce its rights under the agreement. Litigation, including arbitration, can be expensive, especially in the United Kingdom, and can cause significant management distraction, even if we ultimately prevail.

Item 6. - Exhibits

          See the Exhibit Index following the signature page to this Quarterly Report on Form 10-Q for the information required by this item.

     SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

LASERCARD CORPORATION
(Registrant)

Signature	Date

/s/ Robert T. DeVincenzi	August 11, 2009
Robert T. DeVincenzi
Chief Executive Officer
(Principal Executive Officer)

/s/ Steven G. Larson	August 11, 2009
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
(2) Previously filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the SEC on July 29, 2009 and incorporated herein by reference.