Form 10-Q
period 2009-09-30
LASERCARD CORP
filed 2009-11-10
CIK 30140

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[Mark One]

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2009

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

Number of outstanding shares of common stock, $.01 par value, at November 10, 2009: 12,234,492

PART I.	FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

LASERCARD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In thousands)

	September 30,	March 31,
	2009	2009*
ASSETS
Current assets:
Cash and cash equivalents	$27,231	$15,912
Short-term investments	13,450	174
Accounts receivable, net of allowance of $111 at September 30, 2009	6,971	10,217
and $59 at March 31, 2009
Inventories, net of reserves of $1,821 at September 30, 2009	12,020	14,232
and $863 at March 31, 2009
Deferred contract costs	216	345
Prepaid and other current assets	1,116	934
Total current assets	61,004	41,814

Property and equipment, net of accumulated depreciation of $22,804 at September 30, 2009	10,185	10,872
and $21,555 at March 31, 2009
Equipment held for resale	7,151	7,062
Long-term investments	-	13,239
Patents and other intangibles, net	358	400
Notes receivable	248	227
Deferred contract costs	79	568
Other non-current assets	48	108
Total assets	$79,073	$74,290

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,283	$1,698
Accrued liabilities	5,385	3,397
Deferred income tax liability	195	234
Advance payments from customers	6,180	7,958
Short-term debt	9,054	8,681
Deferred revenue	482	589
Deferred rent	257	257
Capital lease obligation	77	72
Total current liabilities	23,913	22,886

Capital lease obligation, net of current portion	125	166
Advance payments from customers, net of current portion	24,506	26,122
Deferred revenue, net of current portion	3,306	3,788
Deferred rent, net of current portion	1,091	1,203
Income tax payable	277	277
Total liabilities	53,218	54,442

Stockholders’equity:
Common stock	122	121
Additional paid-in capital	68,540	66,422
Accumulated deficit	(43,017)	(46,807)
Accumulated other comprehensive income	210	112
Total stockholders' equity	25,855	19,848

Total liabilities and stockholders’ equity	$79,073	$74,290

*Amounts derived from audited consolidated financial statements

The accompanying notes are an integal part of these condensed consolidated financial statements.

LASERCARD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Revenues	$15,716	$13,467	$32,024	$24,189
Cost of sales	8,927	8,902	18,632	16,157
Gross profit	6,789	4,565	13,392	8,032

Operating expenses:
Selling, general, and administrative expenses	4,278	3,587	8,352	7,487
Research and development expenses	296	828	667	1,688
Total operating expenses	4,574	4,415	9,019	9,175
Operating income (loss)	2,215	150	4,373	(1,143)

Other income, net	518	79	700	125

Income (loss) before income taxes	2,733	229	5,073	(1,018)

Provision (benefit) for income tax	886	(10)	1,283	17

Net income (loss)	$1,847	$239	$3,790	$(1,035)

Net income (loss) per share:
Basic	$0.15	$0.02	$0.31	$(0.09)
Diluted	$0.15	$0.02	$0.31	$(0.09)

Weighted-average shares of common stock
used in computing net income (loss) per share:
Basic	12,172	12,027	12,143	12,009
Diluted	12,318	12,029	12,207	12,009

The accompanying notes are an integral part of these condensed consolidated financial statements.

LASERCARD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Six Months Ended
	September 30,
	2009	2008
Cash flows from operating activities:
Net income (loss)	$3,790	$(1,035)
Adjustments to reconcile net income (loss) to net cash provided by
(used in) operating activities:
Depreciation and amortization	1,331	1,444
Equipment write-off reserve	20	242
Provision for doubtful accounts receivable	47	36
Adjustment for excess and obsolete inventory	951	180
Provision (recovery) for warranty reserve	(13)	38
Decrease in deferred income tax assets	-	51
Stock-based compensation	1,131	1,113
Put option, loss on fair value	(68)	-
Mark to market, trading	(193)	-
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	3,326	(313)
Decrease (increase) in inventories	1,435	(1,267)
Decrease in deferred contract costs	635	269
Decrease (increase) in other current assets	200	(684)
Decrease (increase) in equipment held for resale	(89)	(347)
Decrease (increase) in other non-current assets	60	(4)
Increase (decrease) in accounts payable and accrued liabilities	2,451	(289)
Decrease in deferred income tax	(61)	(51)
Increase (decrease) in deferred revenue	(603)	52
Increase (decrease) in deferred rent	(111)	157
Increase (decrease) in advance payments from customers	(3,575)	6,265
Net cash provided by operating activities	10,664	5,857
Cash flows from investing activities:
Purchases of property and equipment	(605)	(891)
Acquisition of patents and other intangibles	(13)	(113)
Net cash used in investing activities	(618)	(1,004)
Cash flows from financing activities:
Proceeds from sale of common stock through stock plans	228	81
Tax benefit on carryforward of gain from exercise of common stock options	858	-
Employee’s taxes withheld and paid for restricted stock	(98)	-
Net borrowing on revolving credit agreement	373	-
Principal payments on capital lease obligation	(39)	(12)
Net cash provided by financing activities	1,322	69
Effect of exchange rate changes on cash and cash equivalents	(49)	24
Net increase in cash and cash equivalents	11,319	4,946
Cash and cash equivalents:
Beginning of period	$15,912	$5,583
End of period	$27,231	$10,529

Supplemental disclosures - cash payments for:
Income taxes	$60	$-
Interest expense	$92	$41

Supplemental schedule of non-cash investing activities:
Equipment acquired under capital lease	$-	$198
Unrealized gain in fair value of investments	$(261)	$(498	) *

*In accumulated other comprehensive loss

The accompanying notes are an integral part of these consolidated financial statements.

LASERCARD CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. Basis of Presentation

The unaudited condensed consolidated financial statements contained herein include the accounts of LaserCard Corporation (the “Company”) and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated upon consolidation. The consolidated balance sheet data as of March 31, 2009 was derived from audited consolidated financial statements, but does not include all disclosures required by U.S. generally accepted accounting principles (“GAAP”).

The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations, although the Company believes the disclosures which are made herein are adequate to make the information presented not misleading.  Further, the condensed consolidated financial statements reflect, in the opinion of management, all adjustments necessary to present fairly the financial position and results of operations as of and for the periods indicated.

These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the fiscal year ended March 31, 2009, included in the Company’s Annual Report on Form 10-K, filed with the SEC on June 15, 2009 (the “2009 Form 10-K”).

The results of operations for the three and six-month periods ended September 30, 2009 are not necessarily indicative of results to be expected for any future period.  Certain prior year amounts have been reclassified to conform to the current year presentation.  The Company evaluated subsequent events through November 10, 2009, the date on which this Quarterly Report on Form 10-Q was filed with the SEC and found no material event had occurred subsequent to September 30, 2009.

Recently Adopted Accounting Pronouncement: In June 2009, the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification™ (Codification) became the single source of authoritative U.S. GAAP.  The Codification did not create any new GAAP standards but incorporated existing accounting and reporting standards into a new topical structure with a new referencing system to identify authoritative accounting standards, replacing the prior references to Statement of Financial Accounting Standards (“SFAS”), Emerging Issues Task Force (“EITF”), FASB Staff Position (“FSP”), etc.  Authoritative standards included in the Codification are designated by their Accounting Standards Codification (“ASC”) topical reference, and new standards will be designated as Accounting Standards Updates (“ASU”), with a year and assigned sequence number.  Beginning with this interim report for the second quarter of fiscal year 2010, references to prior standards have been updated to reflect the new referencing system.

In June 2009, the FASB concurrently issued amendments to ASC 860, Transfers and Servicing (formerly SFAS No. 166), and ASC 810, Consolidation (formerly SFAS No. 167), that change the way entities account for securitizations and other transfers of financial instruments.  In addition to increased disclosure, these amendments eliminate the concept of qualifying special purpose entities and change the test for consolidation of variable interest entities.  These amendments will be effective for the Company as of April 1, 2010.  The Company has evaluated these amendments and believes they will have no impact on its financial condition or results of operations.

Recently Issued Accounting Pronouncements:  In October 2009, the FASB concurrently issued the following Accounting Standards Updates: ASU No. 2009-14 - Software (Topic 985): Certain Revenue Arrangements That Include Software Elements (formerly EITF Issue No. 09-3).  This standard removes tangible products from the scope of software revenue recognition guidance and also provides guidance on determining whether software deliverables in an arrangement that includes a tangible product, such as embedded software, are within the scope of the software revenue guidance.

LASERCARD CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

ASU No. 2009-13 - Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements (formerly EITF Issue No. 08-1).  This standard modifies the revenue recognition guidance for arrangements that involve the delivery of multiple elements, such as product, software, services or support, to a customer at different times as part of a single revenue generating transaction.  This standard provides principles and application guidance to determine whether multiple deliverables exist, how the individual deliverables should be separated and how to allocate the revenue in the arrangement among those separate deliverables. The standard also expands the disclosure requirements for multiple deliverable revenue arrangements.

These ASUs should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with earlier application permitted.  Alternatively, an entity can elect to adopt these standards on a retrospective basis, but both these standards must be adopted in the same period using the same transition method.  The Company expects to apply this standard on a prospective basis for revenue arrangements entered into or materially modified beginning April 1, 2010.  The Company is currently evaluating the potential impact these standards may have on its financial position and results of operations.

2. Summary of Significant Accounting Policies

(1.) Principles of Consolidation and Basis of Presentation.  The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. GAAP. The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated upon consolidation.

(2.) Use of Estimates.  The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(3.) Fiscal Period.  For purposes of presentation, the Company labels its annual accounting period end as March 31 and its quarterly accounting period ends as June 30, September 30 and December 31.  The Company, in fact, operates and reports based on quarterly periods ending on the Friday closest to month end.  The 13-week second quarter of fiscal year 2010 ended on October 2, 2009, and the 13-week second quarter of fiscal year 2009 ended on October 3, 2008.

(4.) Foreign Currency Transactions.  The functional currency of the Company’s foreign subsidiary is the local currency. The financial statements of this subsidiary are translated to United States dollars using period-end rates of exchange for assets and liabilities and average rates of exchange for the period for revenues and expenses. Translation gains (or losses) are recorded in accumulated other comprehensive loss as a component of stockholders’ equity.  Gains and losses resulting from foreign exchange transactions are netted and included in other income and expense and were not significant during the periods presented.

(5.) Derivative Financial Instruments. The Company uses short-term foreign exchange forward contracts to mitigate foreign currency risk associated primarily with inter-company receivables and payables, and loan receivables (denominated in Euros) with its subsidiary in Germany.  The Company’s foreign exchange forward contracts are not designated for accounting purposes as hedging instruments under the provisions of ASC 815, Accounting for Derivative Instruments and Hedging Activities (formerly SFAS No. 133), as amended.  Accordingly, any gains or losses resulting from changes in the fair value of the forward contracts are reported in other income (expense), net.  The gains and losses on these forward contracts generally offset gains and losses associated with the underlying foreign currency denominated inter-company receivables and payables, and loans receivable.  At September 30, 2009 and March 31, 2009 the Company had foreign exchange forward contracts with a maturity of less than 30 days to purchase 1.1 million Euros and 1.3 million Euros, respectively.  The fair value of the forward contracts was not material at September 30, 2009 and March 31, 2009.

Refer to Note 2, caption 8, Cash and Cash Equivalents, Short-term Investments and Long-term Investments of the condensed consolidated financial statement for further discussion of the Company’s noncurrent investments.

LASERCARD CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(6.) Concentrations of Risk. Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash, cash equivalents, short-term investments, long-term investments and accounts receivable. The Company places its cash, cash equivalents, short-term and long-term investments in high-credit quality financial institutions. The Company is exposed to credit risk in the event of default by these institutions to the extent of the amount recorded on the condensed consolidated balance sheets. As of September 30, 2009, the Company held $13.5 million par value with fair value of $12.4 million, of marketable securities consisting of auction rate securities (“ARSs”) that were classified as current investment in the Company’s condensed consolidated balance sheet due to its trading securities classification and with a maturity of less than one year.  Also included in the Company’s short-term investment is the Put Option received in this rights offering from UBS Financial Services (“UBS”) recognized as a benefit with a fair value of approximately $1.1 million.  UBS has the “Right” to purchase its ARSs at par at any time through July 3, 2012 and the Company has the “Right” to sell its ARSs at par to UBS beginning June 30, 2010 through July 3, 2012.  The Company intends to exercise its Put Option and sell its ARSs to UBS on June 30, 2010, which is now within one year.  The Company has a loan from UBS in the amount of $9.1 million at September 30, 2009 under a credit line collateralized by the ARS.  As of March 31, 2009, the Company’s ARS investment had a fair value of $12.2 million and the Put Option was valued at $1.0 million.

More detailed information about the reasons behind the designation and the risks the Company faces with regard to its investment in the ARS can be found under Cash and Cash Equivalents, Short-term Investments and Long-term Investments below.

Accounts receivable are derived from revenue earned from customers primarily located in the United States, Italy, the Kingdom of Saudi Arabia, Angola and Germany. The Company performs ongoing credit evaluations of its customers’ financial condition and generally does not require collateral. The Company maintains reserves for potential credit losses and historically, such losses have been immaterial.

(7.) Major Customers. The following customers accounted for more than 10% of revenues for the periods shown below.  The revenue from these customers was attributable to both of the optical memory card including multi-technology cards (“OMC”) and the drive, system and enabling services segments.  No other customer accounted for more than 10% of revenues during these periods.

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
DGM Sistemas LDA (“DGMS”)	30%	-	15%	-
General Dynamics Information Technology (“GDIT”)	25%	32%	29%	25%
Gemalto Oy (“Gemalto”)	12%	9%	21%	11%
Laser Memory Card (“LMC”)	11%	4%	8%	3%
Omar K. ACSS Communications and Space Services Company Ltd. (“ACSS”)	-	22%	4%	20%

Three customers accounted for 33%, 25%, and 10% of accounts receivable at September 30, 2009 as compared with three customers accounting for 45%, 18% and 10% of accounts receivable at March 31, 2009.

(8.) Cash and Cash Equivalents, Short-term Investments and Long-term Investments.  The Company considers all highly liquid investments, consisting primarily of commercial paper, discount notes and U.S. government bonds, with maturities of three months or less at the date of purchase, to be cash equivalents.  Short-term investments include securities with maturities at date of purchase of more than three months and less than one year.  All investments with maturities at date of purchase greater than one year are classified as long-term investments.  Management determines the appropriate classification of debt securities at the time of purchase and re-evaluates the classification of investments as of each balance sheet date.

LASERCARD CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The Company accounts for its short-term marketable securities in accordance with ASC 320, Accounting for Certain Investments in Debt and Equity Securities (formerly SFAS No. 115).  The Company considers all highly liquid investments, consisting primarily of commercial paper, discount notes, U.S. government bonds, and ARSs, with original or maturities of three months or less at the date of purchase, to be cash equivalents.  All investments with original or maturities of more than three months but not more than one year at the date of purchase are classified as short-term.  Investments with original or maturities of more than one year at the date of purchase are classified as noncurrent assets. The Company determines the length of its investments after considering its cash requirements and yields available for the type of investment considered by the Company. The Company determines the appropriate classification of debt and equity securities at the time of purchase and reevaluates the classification of investments as of each balance sheet date.  The Company owns investments in marketable securities that have been designated as “trading securities.”  Trading securities are bought and sold principally for the purpose of selling them in the near term and are reported in the financial statements at fair value.  Changes in the fair value from period to period are reported as a component of net income.

ARSs are structured with short-term interest rate reset dates of generally 28 to 35 days but with contractual maturities that are in some cases well in excess of ten years.  Ninety-six and 3/10 percent (96.3%) of the Company’s investments in Student Loan Auction Rate Securities (“SLARSs”), have 95% of principal and interest guaranteed under the Federal Family Education Loan Program (“FFELP”) and are AAA rated.  The remaining balance is privately financed and consists of an over-collateralized pool of graduate student loans.  The Company believes that the credit quality of these securities is high based on the guarantees and collateralization.  Until February 2008, at the end of each reset period, the Company could sell or continue to hold the securities at par value.  This auction process historically provided a liquid market for ARSs.  Since February 2008, however, auctions failed due to sell orders exceeding buy orders. The funds associated with failed auctions will not be accessible until a successful auction occurs, a buyer is found outside of the auction process, or the underlying securities have matured, or are recalled by the issuer or UBS purchases them as described below.  At September 30, 2009 and March 31, 2009, there was insufficient observable ARS market information available to determine the fair value of the ARS. Therefore, in order to validate the fair value estimate of these securities, the Company incorporated assumptions such as credit quality or financial standing of the issuer, final stated maturities, estimates on the probability of the issue being called prior to final maturity, impact due to extended periods of maximum auction rates, liquidity risk premium, and broker quotes from independent valuators using widely accepted financial models. Management believes that the resulting estimates considering the unique circumstances of the subject SLARS and the method of valuing the Put Option as forward contracts is reasonable. The Company continues to earn interest at the contractual rate on the ARS.  As of September 30, 2009 and March 31, 2009, the Company held $13.5 million par value (with fair value of $12.4 million as of September 30, 2009 and $12.2 million as of March 31, 2009), of marketable securities consisting of ARSs, classified as trading securities.  They were classified as non-current assets in the Company’s consolidated balance sheet as of March 31, 2009 and as current assets on the Company’s balance sheet as of September 30, 2009 as the Company intends to exercise its Put Option and sell its ARS to UBS on June 30, 2010.

UBS AG issued a prospectus dated October 7, 2008 for a “Rights” offering whereby UBS offered to purchase certain ARSs it placed, including those the Company holds, at par or face value.  On October 29, 2008 (“Acceptance Date”), the Company submitted the acceptance form to participate in the “Rights” offering.  UBS has the “Right” to purchase its ARSs at par at any time through July 3, 2012 and the Company has the “Right” to sell its ARSs at par to UBS beginning June 30, 2010 through July 3, 2012.  As part of the offering, UBS offered a line of credit of about 75% of the fair value of the ARSs, as calculated by UBS, until they are purchased by UBS.  The line of credit has certain restrictions described in the prospectus.  The Company borrowed a total of $9.1 million as of September 30, 2009, an increase of $0.4 million from its balance as of March 31, 2009 of $8.7 million.

LASERCARD CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The Rights represent a firm agreement in accordance with ASC 815, Accounting for Derivative Instruments and Hedging Activities (formerly SFAS No. 133), which defines a firm agreement as an agreement with an unrelated party, binding on both parties and usually legally enforceable, with the following characteristics:  a) the agreement specifies all significant terms, including the quantity to be exchanged, the fixed price, and the timing of the transaction, and b) the agreement includes a disincentive for nonperformance that is sufficiently large to make performance probable.  The enforceability of the Rights results in a Put Option and should be recognized as a free standing derivative separate from the ARS.  By electing to participate in the rights offering, the Company granted UBS the right, exercisable at any time prior to July 3, 2012, to purchase or cause the sale of its ARSs (the “Call Right”).  UBS has agreed to pay us the par value of their ARS within one day of settlement of any Call Right transaction.  Notwithstanding the Call Right, the Company is permitted to sell ARSs to other parties besides UBS, in which case the Put Rights attached to the ARSs that are sold would be extinguished.  The Company elected to adopt ASC 825, The Fair Value Option for Financial Assets and Financial Liabilities (formerly SFAS No. 159), on December 31, 2008 on the Put Option and elected to treat its ARS portfolio from available-for-sale to trading securities.  During the six-month period ended September 30, 2009, the Company recognized a $0.3 million gain due to the change in fair value of the ARS investment and the Put Option.  The Company reclassified these investments from non-current assets on March 31, 2009 to current assets on June 30, 2009 to reflect management’s intent to exercise its Put Option on June 30, 2010 which is within one year.  The Company believes that the Company will recover the value of the ARS at par on June 30, 2010 when it intends to exercise its Put Option with UBS Financial Services. During fiscal year 2009, the Company recorded a net loss of about $0.3 million resulting from the fair values of the ARS and the Put Option at March 31, 2009.

Cash, cash equivalents and investments consist of the following (in thousands):
	September 30, 2009
		Gross	Gross
		Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

Cash and Cash equivalents	$27,231	$-	$-	$27,231
Short-term investments-ARS	13,450	-	(1,074)	12,376
Put option	-	1,074	-	1,074
Total Cash, Cash Equivalents and Investments	$40,681	$1,074	$(1,074)	$40,681

	March 31, 2009
		Gross	Gross
		Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

Cash and Cash equivalents	$15,912	$-	$-	$15,912
Short-term investment	174	-	-	174
Long-term investments-ARS	13,500	-	(1,267)	12,233
Put option	-	1,006	-	1,006
Total Cash, Cash Equivalents and Investments	$29,586	$1,006	$(1,267)	$29,325

(9.) Fair Value of Measurements.  Effective April 1, 2008, the Company adopted ASC 820, Fair Value Measurements (formerly SFAS 157), except as it applies to the nonfinancial assets and nonfinancial liabilities subject to FSP 157-2. ASC 820 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that is determined based on assumptions that market participants would use in pricing an asset or a liability. As a basis for considering such assumptions, ASC 820 establishes a three-tier value hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:

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

LASERCARD CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

In accordance with ASC 820, the Company measures its cash equivalents and marketable securities at fair value. The Company’s cash equivalents and marketable securities are primarily classified within Level 1 with the exception of its investments in ARSs, which are classified within Level 3. Cash equivalents and marketable securities are valued primarily using quoted market prices utilizing market observable inputs.  The Company’s investments in ARSs are classified within Level 3 because there are no active markets for the ARSs and therefore the Company is unable to obtain independent valuations from market sources.  Therefore, the ARSs were valued using a discounted cash flow model. Some of the inputs to the cash flow model are unobservable in the market. The total amount of assets measured using Level 3 valuation methodologies represented 17% of total assets as of September 30, 2009.

The table below shows, by level, the Company’s financial assets that were accounted for at fair value as of September 30, 2009 and March 31, 2009.  The table does not include assets and liabilities which are measured at historical cost or any basis other than fair value (in thousands):

	September 30, 2009
Items measured at fair value on a recurring basis:	Portion of Carrying Value Measured at Fair Value	Level 1	Level 3
Cash equivalents: Money Market funds	$24,939	$24,939	$-
Short-term investments: Auction Rate Securities	12,376	-	12,376
Short-term investments: Put Option	1,074	-	1,074
	$38,389	$24,939	$13,450

	March 31, 2009
Items measured at fair value on a recurring basis:	Portion of Carrying Value Measured at Fair Value	Level 1	Level 3
Cash equivalents: Money Market funds	$14,400	$14,400	$-
Short-term investments - other	174	174	-
Long-term investments: Auction Rate Securities	12,233	-	12,233
Long-term investments: Put Option	1,006	-	1,006
	$27,813	$14,574	$13,239

LASERCARD CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

       The following table summarizes the change in fair values for Level 3 items as of September 30, 2009 and March 31, 2009 (in thousands):

	September 30, 2009	March 31, 2009
	Level 3	Level 3

Balance at beginning of period	$13,239	$12,875
Redeemed at par	(50)	-
Unrealized gain/(loss) on FV of ARS included in income	193	(1,267)
Unrealized gain on FV of put option included in income	68	1,006
Reversal of unrealized loss associated with transfer of securities to trading	-	625
Balance at end of period	$13,450	$13,239

(10.) Accounts Receivable, Net. Accounts receivable are net of allowance for doubtful accounts of $111,000 and $59,000 as of September 30, 2009 and March 31, 2009, respectively.  The Company maintains allowances for doubtful accounts and product return reserves for anticipated losses resulting from the inability of its customers to make required payments and product returns. The Company generally computes its allowances based on specifically identifying accounts that are past due and that are likely not collectible.  Interest receivable is accrued from investments in ARSs and other interest-bearing securities.  Other receivables are comprised of value added tax refunds and miscellaneous items.  The components of accounts receivable as of September 30, 2009 and March 31, 2009 are (in thousands):

	September 30,	March 31,
	2009	2009
Trade receivables	$6,987	$10,193
Allowance for doubtful accounts	(111)	(59)
Interest receivable	5	6
Other receivables	90	77
Total net receivables	$6,971	$10,217

(11.) Inventories, Net. Inventories are stated at the lower of cost or market, with cost determined on a first-in, first-out basis and market based on replacement cost or estimated realizable value less cost to sell. The components of inventories as of September 30, 2009 and March 31, 2009 are (in thousands):

	September 30,	March 31,
	2009	2009	Change
Raw materials	$6,331	$6,996	$(665)
Work-in-process	1,551	1,444	107
Finished goods	4,138	5,792	(1,654)
Total inventory, net	$12,020	$14,232	$(2,212)

The Company establishes lower of cost or market reserves, excess and obsolescence reserves.  Inventory reserves are generally recorded when management determines that an item does not have a foreseeable revenue forecast. Inventory reserves are not relieved until the related inventory has been sold or scrapped.  For the three and six-month periods ended September 30, 2009, the Company recorded inventory reserve expense of $0.9 million and $1.1 million, respectively, mainly due to obsolescence.  For the three and six-month periods ended September 30, 2008, the Company recorded inventory reserve expense of $0.2 million.

(12.) Equipment Held for Resale.  Equipment held for resale consists of parts, labor costs and other costs incurred to build equipment under contracts from which the Company has also recorded $24.5 million in non-refundable advance payments and $3.3 million in deferred revenue.  Direct incremental costs associated with the purchase or construction of these items is deferred until revenue is recognized.

LASERCARD CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

       The components of equipment held for resale as of September 30, 2009 and March 31, 2009 are (in thousands):

	September 30,	March 31,
	2009	2009	Change
Parts	$5,469	$5,463	$6
Labor costs	1,568	1,485	83
Other	114	114	-
Total equipment held for resale	$7,151	$7,062	$89

       (13.) Property and Equipment, Net.  The components of property and equipment as of September 30, 2009 and March 31, 2009 are (in thousands):

	September 30,	March 31,
	2009	2009	Change
Building and land	$971	$887	$84
Equipment and furniture	26,293	26,001	292
Construction in progress	431	338	93
Leasehold improvements	5,294	5,201	93
	32,989	32,427	562
Less: accumulated depreciation and amortization	(22,804)	(21,555)	(1,249)
Total property and equipment, net	$10,185	$10,872	$(687)

       Property and equipment are recorded at cost. Depreciation is provided over the estimated useful lives which currently are four to seven years for equipment and furniture using the straight-line method and twenty-five years for the building using the straight-line method.  Leasehold improvements are amortized over the shorter of the life of the asset or the life of the lease including extensions using the straight-line method. Depreciation and leasehold amortization expense for the three and six-month periods ended September 30, 2009 were $620,000 and $1,276,000, respectively.  Depreciation and leasehold amortization expense for the three and six-month periods ended September 30, 2008 were $689,000 and $1,381,000, respectively.  Maintenance and minor repairs and replacements are expensed when incurred.  Disposition or retirement of property and equipment related gains and losses are charged to other income and expenses.

(14.) Other Intangible Assets.  Definite life intangible assets capitalized and accumulated amortization as of September 30, 2009 and March 31, 2009 are as follows (in thousands):

	September 30,	March 31,
	2009	2009	Change
Patent expenditures	$3,808	$3,795	$13
Technology transfer expenditures	545	545	-
Total patent and other intangible expenditures	4,353	4,340	13

Patent accumulated amortization	(3,450)	(3,395)	(55)
Technology transfer accumulated amortization	(545)	(545)	-
	(3,995)	(3,940)	(55)
Amortizable patents and other intangibles, net	$358	$400	$(42)

LASERCARD CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Patent amortization expense for the three and six-month periods ended September 30, 2009 was $27,000 and $54,000, respectively.  Patent amortization expense for the three and six-month periods ended September 30, 2008 was $32,000 and $62,000, respectively.

(15.) Assessment of Impairment of Tangible and Intangible Long-Lived Assets.  In accordance with ASC 360, Accounting for the Impairment or Disposal of Long-Lived Assets (formerly SFAS No. 144), the Company assesses the impairment of long-lived assets whenever events or changes in circumstances indicate that their carrying value may not be recoverable from the estimated future cash flows expected to result from their use and eventual disposition.  The Company’s long-lived assets subject to this evaluation include property and equipment and amortizable intangible assets.  If the Company’s estimate of future undiscounted net cash flows is insufficient to recover the carrying value of the assets, the Company will record an impairment loss in the amount by which the carrying value of the assets exceeds the fair value.  If assets are determined to be recoverable but the useful lives are shorter than originally estimated, the Company depreciates or amortizes the net book value of the asset over the newly determined remaining useful lives. At September 30, 2009 and March 31, 2009, based on the Company’s estimated future cash flow analysis and having had no triggering events such as a significant disposal of a portion of such assets, an adverse change in the market involving the business employing the related asset or a significant decrease in the benefits realized from an acquired business, management has determined that the fair value of long-lived assets exceeded their book value.

(16.) Accrued Liabilities.  The components of accrued short and long-term liabilities as of September 30, 2009 and March 31, 2009 are (in thousands):

	September 30,	March 31,
	2009	2009	Change
Deferred compensation	$172	$340	$(168)
Warranty reserves	465	561	(96)
Accrued compensated absences	663	625	38
Other accrued liabilities	1,963	1,574	389
Accrued payroll and fringe benefits	2,122	297	1,825
Total accrued liabilities	$5,385	$3,397	$1,988

Approximately $2.5 million was accrued at September 30, 2009 for performance-based incentives and sales commissions as compared to $0.5 million of sales commissions accrued at March 31, 2009.  There was no performance-based incentive accrued at March 31, 2009.  Deferred compensation related to the Planned Retirement Agreement with its former Chief Executive Officer and President was approximately $172,000 and $340,000 at September 30, 2009 and March 31, 2009, respectively.

The Company provides a limited warranty for the replacement of defective products.  Where appropriate, provision is made at the time of shipment for estimated warranty costs.  The Company’s limited warranty specifies it will repair or replace defective products at no cost to the customer within a specified time period after sale.  The Company estimates the costs that may be incurred under its limited warranty and records a liability for this amount at the time product revenue is recognized.  Factors that affect the estimate of warranty liability include the number of units sold, and historical and anticipated rates of warranty claims.  The Company assesses the adequacy of its recorded warranty liability quarterly and adjusts the amount as necessary. The Company utilizes historical trends and information received from its customers to assist in determining the appropriate estimated warranty accrual levels.  Adjustments to the provision are made when actual return claim experience differs from estimates.  The Company’s product warranty claims are settled through the return of defective products and the shipment of replacement products.

LASERCARD CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Warranty activities for the three and six-month periods ended September 30, 2009 and 2008 are as follow (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Beginning balance	$558	$537	$561	$655
Provision	(10)	12	(12)	38
Costs incurred	(83)	(2)	(84)	(146)
Ending balance	$465	$547	$465	$547

(17.) Software Development Costs.  Development costs incurred in the research and development of new software products for general distribution are expensed as incurred until technological feasibility in the form of a working model has been established.  To date, the Company’s software development has been completed concurrent with the establishment of technological feasibility and, accordingly, all software development costs that do not meet capitalization criteria are charged to research and development expenses in the accompanying condensed consolidated statements of operations.  Software development costs incurred in the execution of contract obligations are capitalized and charged to cost of goods sold at the time the related revenue is recorded.  There was no capitalized software cost as of September 30, 2009 and 2008.

(18.) Advance Payments from Customers.  The Company routinely receives advance payments on orders placed by its customers.  The advance payments are recorded as a liability on the condensed consolidated balance sheets until the related orders are shipped or services are performed or revenue would otherwise be recognized.  Advance payments of approximately $24.5 million from Prevent Global družba za upravljanje, investicije in razvoj d.d. (“Prevent Global”), were classified as a noncurrent liability in the condensed consolidated balance sheet at September 30, 2009 and March 31, 2009 as this project is not expected to be completed within twelve months.

In November 2007, the Company received an advance payment in the amount of 1.2 million Euros ($1.7 million U.S. dollars) under a contract its German subsidiary, CCD, had with Golden Chip Company (“GCC”) of Saudi Arabia to provide consulting services and equipment to enable GCC to establish a card manufacturing facility in Saudi Arabia.  The advance payment was recorded on the Company’s balance sheet as advance payments from customers.  During the three-month period ended September 30, 2009 the Company and GCC mutually terminated the contract.  The Company returned 0.5 million Euros ($0.8 million U.S. dollars) in cash to GCC according to the termination agreement.  No further obligation arose from this termination.

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

The subcontract for Permanent Resident and Border Crossing Cards for the U.S. government requires delivery into a secure Company-controlled vault.  Shipments are later made from the vault to a U.S. government site.  The subcontract provides that the U.S. government is to take final delivery of any and all of its remaining inventory within six months of the end of the contract.  At the time the cards are delivered into the vault, title to the cards is transferred to the U.S. government and all risks of ownership are transferred as well.  The prime contractor is invoiced, with payment due within thirty days and the purchase orders do not contain any return (other than for warranty) or cancellation provisions.  Pursuant to the provisions of SEC Staff Accounting Bulletin No. 104 ― Revenue Recognition (“SAB 104”), revenue is recognized on delivery into the vault as the Company has fulfilled its contractual obligations and the earnings process is complete.

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

The Company applies the provisions of the ASC 605-25, Revenue Arrangements with Multiple Deliverables (formerly EITF 00-21), to revenue arrangements with multiple deliverables.  ASC 605-25 provides criteria governing how to identify whether goods or services that are to be delivered separately in a bundled sales arrangement should be accounted for separately. Deliverables are accounted for separately if they meet all of the following criteria: a) the delivered items have stand-alone value to the customer; b) the fair value of any undelivered items can be reliably determined; and c) the arrangement includes a general right of return and delivery of the undelivered items is probable and substantially controlled by the seller. In situations where the deliverables fall within higher-level literature as defined by ASC 605-25, the Company applies the guidance in that higher-level literature. Deliverables that do not meet these criteria are combined with one or more other deliverables.

The Company applies the provisions of ASC 605-35, Accounting for Performance of Construction-Type and Certain Production-Type Contracts (formerly SOP 81-1), in applicable contracts. Revenues on time and materials contracts are recognized as services rendered at contract labor rates plus material and other direct costs incurred.  Revenues on fixed price contracts are recognized on the percentage of completion method based on the ratio of total costs incurred to date compared to estimated total costs to complete the contract.  Estimates of costs to complete include material, direct labor, overhead and allowable general and administrative expenses.  In circumstances where estimates of costs to complete a project cannot be reasonably estimated, but it is assured that a loss will not be incurred, the percentage-of-completion method based on a zero profit margin, rather than the completed-contract method, is used until more precise estimates can be made. The full amount of an estimated loss is charged to operations in the period it is determined that a loss will be realized from the performance of a contract.  The Company’s long-term program accounted for under ASC 605-35 concluded during the last quarter of fiscal year 2009 with revenue of approximately $540,000 during the fiscal year ended March 31, 2009. For the three and six-month periods ended September 30, 2008 the Company recognized revenue under this agreement of approximately $8,000 and $76,000, respectively, based on a zero profit margin.

The Company supplies cards for the centralized issuance of enhanced OMCs for the National ID card program in the Kindom of Saudi Arabia.  The Company recognizes revenue upon shipment of cards under the terms of this subcontract.  The Company’s revenue from this subcontract during the three and six-month periods ended September 30, 2009 was $0.9 million and $5.1 million, respectively.  There was no revenue recognized for the three and six-month periods ended September 30, 2008 for this subcontract.  Under an earlier subcontract covering product and services with a prime contractor for the Kingdom of Saudi Arabia to provide card personalization workstation integration for use in that country’s national ID card program with decentralized card issuance included OMCs, hardware, and software. During the quarter ended June 30, 2009, the Company was informed that no additional cards would be purchased under this subcontract.  The subcontract called for multiple deliverables, installation, and certain client acceptance criteria, as defined in the agreement.  In applying the guidance within ASC 605-25, the Company determined the deliverables are not to be accounted for as separate units, but rather as a bundled arrangement since the fair value of the undelivered items could not be readily determined. Due to the contract close-out for decentralized card issuance, the Company recognized as revenue all remaining deferred revenue.  For the six-month period ended September 30, 2009, the Company recognized revenue of $1.3 million (including $0.5 million of previously deferred revenue), under this contract.  There was no revenue recognized during the three-month ended September 30, 2009 for this subcontract.  For the three and six-month periods ended September 30, 2008, the Company recorded $2.9 million and $4.8 million, respectively, under this subcontract.

The Company applies the provisions of ASC 605-15, Software Revenue Recognition, With Respect to Certain Transactions, (formerly SOP 97-2), to all transactions involving the sale of software products.  Revenue from the license of the Company’s software products is recognized when persuasive evidence of an arrangement exists, the software product has been delivered, the fee is fixed or determinable and collectibility is probable, and, if applicable, upon acceptance when acceptance criteria are specified or upon expiration of the acceptance period.  There was no software revenue recognized for the three and six-month periods ended September 30, 2009 and 2008.

LASERCARD CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The Company entered into license and OMC manufacturing equipment purchase and support agreements, effective April 3, 2004, with Global Investments Group (“GIG”), based in Auckland, New Zealand, for OMC manufacturing in Slovenia.  GIG transferred the license and other agreements, with the Company’s approval, to Prevent Global in March 2007.  The agreements provide for payments (other than interest on late payments) to the Company of about $29.0 million, for a 20-year license, the required manufacturing equipment for a targeted initial manufacturing capacity of 10 million optical cards annually and installation support, and a four-year training and support package.  Of the $27.8 million the Company has received, $24.5 million was recorded as advance payments from the customer and $3.3 million for the licensing and other fees was recorded as deferred revenue.  Both were classified as long term liabilities in the consolidated balance sheets at September 30, 2009 and March 31, 2009.  As of September 30, 2009 and March 31, 2009, the Company held approximately $7.2 million of acquired equipment, including direct and incremental expenses, classified as equipment held for resale on its consolidated balance sheets related to this contract.  The Company is to ship this equipment to Prevent Global upon their request after a suitable facility is established by them.  The Company will inspect the facility when requested to assure it has the necessary services available for installation of the equipment.  At this time, the Company does not know if or when Prevent Global will initiate such a request.  Beginning April 1, 2008, the agreement provides for payments by Prevent Global of $3 million for a three-year support package, and options for thirteen additional years of support for payments of $1.0 million annually.  In addition, Prevent Global is to pay royalties of $0.60 per card for each card produced under the license.  The non-exclusive territories covered by the license include most of the European Union and Eastern European regions.  The Company retains rights to utilize up to 20% of the new facility capacity as backup and a capacity buffer to augment its own card manufacturing facilities.  The granting of this license to Prevent Global establishes a potential manufacturing supplier of OMCs for existing and prospective customers who may request multiple sources for cards.  In accordance with ASC 605-25, “Revenue Arrangements with Multiple Deliverables,” the card manufacturing license, sale and installation of equipment, training and support package, have been accounted for as one unit of accounting, since the Company was unable to determine evidence of the fair value for the undelivered items other than ongoing support.  The Company is able to determine evidence of fair value for the last predominant item to be delivered, which is the ongoing annual support.  Accordingly, revenues for the arrangement have been deferred and will be recognized when the equipment is installed and accepted, with the exception of the value of the ongoing annual support of the manufacturing equipment which will be recognized quarterly as earned, beginning when the equipment is accepted and training has been completed, which date is dependent on Prevent Global establishing a suitable facility in Slovenia.  Pursuant to ASC 605-20, Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts (formerly “FTB 90-1”), the support revenue will be recognized ratably over the remaining term of the agreement.  During the fourth quarter of calendar year 2008, the Company began the training of employees prior to the expected transfer of the manufacturing equipment to a to-be-built facility in Slovenia.  Since that time, GIG has asserted rights under the contract and Prevent Global has been reviewing this project to determine their next steps.  The Company has filed a claim in September 2009 in the United Kingdom requesting the court to designate who is the rightful counter-party such that the Company can proceed with the administration of this contract. Refer to risk factor, “In March 2004, We Sold a Card Manufacturing License Under Which We Will Provide Certain Factory Set-Up and Training Services in Slovenia to Global Investment Group Ltd. (“GIG”) in Conjunction With Prevent Global of Slovenia (“Prevent Global”).  Neither GIG nor Prevent Global Are Current with the Obligations under the Agreement. “ for more details.

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

LASERCARD CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(22.) Advertising Costs.  Advertising costs consist of development and placement costs of the Company’s advertising campaigns and are charged to expense when incurred. Advertising expense was approximately $6,000 and $213,000, for the three and six-month periods ended September 30, 2009, respectively. Advertising expense was approximately $114,000 and $232,000, for the three and six-month periods ended September 30, 2008, respectively.

(23.) Stock-based Compensation.  Effective April 1, 2006, the Company adopted ASC 718, Share-Based Payment (formerly SFAS No. 123(R)), which requires share-based payment transactions to be accounted for using a fair value based method and the recognition of the related expense in the results of operations. Prior to the adoption of ASC 718, the Company accounted for share-based payments to employees in accordance with Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, utilizing the intrinsic value method. Therefore, the Company did not recognize compensation cost for employee and director stock options because there was no intrinsic value.  ASC 718 allows companies to choose one of two transition methods: the modified prospective transition method or the modified retrospective transition method.  The Company adopted ASC 718 using the modified prospective method of transition which requires compensation expense related to share based payments to be recognized beginning on the adoption date over the requisite service period, generally the vesting period, for awards granted after April 1, 2006, and over the remaining service period for the unvested portion of awards granted prior to April 1, 2006.  The condensed consolidated financial statements for prior fiscal years have not been restated to reflect the impact of adopting ASC 718.

 The 2004 Equity Incentive Compensation Plan, as amended, (the “2004 Plan”): In October 2004, the Company’s stockholders approved the 2004 Equity Incentive Compensation Plan, which replaced the 1991 Stock Option Plan.  The 2004 Plan provides for the grant of restricted share awards, options, stock units and stock appreciation rights, any of which may or may not require the satisfaction of performance objectives, with respect to shares of the Company’s common stock to directors, officers, employees and consultants of the Company and its subsidiaries. The 2004 Plan is administered by the Compensation Committee of the Board of Directors, which has complete discretion to select the participants and to establish the terms and conditions of each award, subject to the provisions of the 2004 Plan.  Options granted under the 2004 Plan may be “incentive stock options” as defined in Section 422 of the Internal Revenue Code of 1986 (“The Code”), as amended, or nonqualified options. A total of 2,315,181 and 2,592,668 shares of common stock were reserved for issuance under the 1991 and 2004 Plans as of September 30, 2009 and March 31, 2009, respectively.  If any award granted under the 2004 Plan is forfeited or expires for any reason, then the shares subject to that award will once again be available for additional awards. If any outstanding option issued under the 1991 Plan expires or terminates for any reason without having been exercised in full, then the unpurchased shares subject to that option will be available for additional awards under the 2004 Plan. Under the 2004 Plan, the exercise price of incentive stock options may not be less than 100% of the fair market value of the common stock as of the date of grant (110% of the fair market value if the grant is to an employee who owns more than 10% of the total combined voting power of all classes of the Company’s capital stock). The Code currently limits the aggregate value of common stock for which incentive stock options may become exercisable in any calendar year to $100,000. Nonstatutory stock options may be granted under the 2004 Plan at an exercise price of not less than 100% of the fair market value of the common stock on the date of grant. Repricing a stock option or stock appreciation right is not permitted without stockholder approval. Subject to the limitations contained in the 2004 Plan, the Committee sets the terms of each option grant. Any options that were not exercisable on the date of termination of employment immediately terminate at that time. Options granted under the 2004 Plan may not be exercised more than 10 years after the date of grant (five years after the date of grant if the grant is an incentive stock option to an employee who owns more than 10% of the total combined voting power of all classes of the Company’s capital stock). The Board of Directors specifies the term of options and the vesting schedule for exercise of options.  No options were granted to consultants during the three and six-month periods ended September 30, 2009 and 2008.

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

LASERCARD CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Stock Options: Under the provisions of ASC 718, stock-based compensation cost is estimated at the grant date based on the fair value of the award and compensation cost is recognized as an expense over the requisite service period of the award, generally the vesting period. The fair value of non-vested stock awards was determined by reference to the fair market value of the Company’s common stock on the date of grant. Consistent with the valuation method the Company used for disclosure-only purposes under the provisions of SFAS No. 123, Accounting for Stock-Based Compensation, the Company uses the Black-Scholes valuation model to estimate the fair value of option awards.  Determining the appropriate fair value model and related assumptions requires judgment, including estimating stock price volatility, forfeiture rates and expected terms. For the Market Based Options and options granted to Company officers with similar vesting schedules, the Company has used the Lattice-model with the stated assumptions to value the stock-based employee compensation expenses.

The following assumptions were utilized to estimate the fair value of the Company’s stock option awards during the three and six-month periods ended September 30, 2009 and 2008:
	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Expected stock price volatility	55%	55%	55%	55%
Risk-free interest rates	2.29% to 2.34%	2.82% to 3.18%	1.65% to 2.34%	2.44% to 3.35%
Expected life of options	4.4 to 5 years	4.4 to 5 years	4.4 to 5 years	4.4 to 5 years
Expected annual dividends	―	―	―	―

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

LASERCARD CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table lists stock option activity at September 30, 2009 and March 31, 2009 (in thousands, except for weighted average exercise price):

	September 30, 2009		March 31, 2009
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding at beginning of period	2,513	$10.01	2,152	$12.75
Granted	22	5.58	1,049	6.09
Exercised	(36)	6.23	-	-
Canceled	(118)	12.08	(688)	12.59
Outstanding at end of period	2,381	$9.93	2,513	$10.01
Options vested and exercisable at end of period	1,267	$12.57	1,188	$13.13

The weighted average grant-date fair value per share of options granted during the six-month periods ended September 30, 2009 and 2008 was $2.59 and $3.03, respectively.

The weighted average remaining contractual term for outstanding options at September 30, 2009 and March 31, 2009 was 6 years and 6.3 years, respectively.

LASERCARD CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table summarizes information about stock options outstanding at September 30, 2009 and March 31, 2009, (in thousands, except for weighted average exercise price and contractual life):

	September 30, 2009
	Options Outstanding			Exercisable
Range of Exercise Price	Number of Outstanding Vested/Unvested at September 30, 2009	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Number of Shares Exercisable at September 30, 2009	Weighted Average Exercise Price

$2.56 - $4.56	12	$3.53	6.64	-	$-
$4.84 - $5.56	470	4.84	8.43	21	4.87
$6.05 - $6.05	196	6.05	5.64	196	6.05
$7.11 - $7.26	560	7.12	8.61	72	7.12
$7.50 - $10.40	247	10.04	5.53	159	9.98
$10.99 - $12.43	160	11.93	4.78	126	11.93
$13.13 - $15.34	274	13.93	2.94	274	13.93
$16.31 - $22.75	462	17.21	2.90	419	17.24
	2,381	$9.93	5.98	1,267	$12.57

	March 31, 2009
	Options Outstanding			Exercisable
Range of Exercise Price	Number of Outstanding Vested/Unvested at March 31, 2009	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Number of Shares Exercisable at March 31, 2009	Weighted Average Exercise Price

$4.84 - $5.56	476	$4.85	8.90	-	$-
$6.05 - $6.05	228	6.05	6.14	161	6.05
$7.11 - $7.26	560	7.12	9.11	-	-
$7.50 - $10.71	284	9.87	5.11	184	9.58
$10.99 - $12.43	168	11.94	5.12	119	11.93
$13.13 - $15.34	313	13.91	3.52	313	13.91
$16.31 - $22.75	484	17.20	3.40	411	17.25
	2,513	$10.01	6.28	1,188	$13.13

The Company had 98,000 and 111,000 of unvested restricted stock units issued under the 2004 Plan outstanding at September 30, 2009 and March 31, 2009, respectively.

With the adoption of ASC 718, the Company recorded stock-based employee compensation expense related to stock options, restricted stock units, and restricted shares net of estimated forfeitures in its condensed consolidated statements of operations allocated as follows (in thousands):

	Three Months Ended		Six Months Ended		Three Months	Six Months
	September 30,		September 30,		Change
	2009	2008	2009	2008	2009 vs 2008	2009 vs 2008
Cost of sales	$161	$158	$313	$295	$3	$18
Selling, general and administrative expense	378	379	776	689	(1)	87
Research and development expense	21	7	42	71	14	(29)

Stock-based compensation expense before income tax	560	544	1,131	1,055	16	76
Net stock-based compensation expense after income tax	$560	$544	$1,131	$1,055	$16	$76

LASERCARD CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The Company did not capitalize any stock-based costs in the condensed consolidated balance sheets other than in the general overhead pool for inventory costs.

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

On July 8, 2009 restricted shares were awarded to the Company’s CEO and a certain employee and restricted stock units were awarded to certain other employees of the Company.  Also, restricted shares were awarded to certain employees of the Company on September 22, 2009.  The restricted shares and units granted to the Company’s employees vest 25% on each of the first four (4) one-year anniversaries from the date of their award.  The fair value of restricted shares and restricted units at the time of the award is expensed on a straight-line basis, primarily in selling, general and administrative expenses over the vesting period.  As the restricted stock units vest, shares are issued in settlement, net of shares retained to satisfy tax withholding obligations.

On September 15, 2009, restricted shares were awarded to independent directors of the Company.  These restricted shares will vest in full on the eleventh month after the date of their award.  The fair value of these restricted shares at the time of the award is expensed on a straight-line basis in selling, general and administrative expenses over the vesting period.

On June 2, 2008, the Company’s CEO was granted 20,000 restricted shares (the “Restricted Stock”) outside the 2004 Plan at no charge to the CEO. The Restricted Stock vests over four years, with vesting to be 25% on each of the first four (4) one-year anniversaries of June 2, 2008. The Company registered the Restricted Stock with the SEC on Form S-8 dated February 11, 2009 as they were issued outside of the 2004 Plan in compliance with Nasdaq Rule No. 4350(i)(1)(A).  The fair value of restricted shares at the time of the award is expensed on a straight-line basis in selling, general and administrative expenses over the vesting period.

As of September 30, 2009, approximately $3.6 million of total unrecognized compensation cost related to unvested stock options, restricted share awards and restricted stock units was expected to be recognized over the remaining vesting period through the quarter ended September 30, 2013. As of March 31, 2009, about $4.3 million of total unrecognized compensation cost related to unvested stock options, restricted share awards and restricted stock units was expected to be recognized over the remaining vesting period through August 2012.

The Company recorded no income tax benefit on stock-based compensation expense for the three and six-month periods ended September 30, 2009 and 2008, as the Company has cumulative operating loss carryforwards, for which a full valuation allowance has been established.

The ASC 718, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards (formerly FSP No. 123R-3), requires an entity to follow either the transition guidance for the additional-paid-in-capital (“APIC”) pool as prescribed in ASC 718 or the alternative transition method described in FSP No. 123R-3. An entity that adopts ASC 718 using the modified prospective application may make a one-time election to adopt the transition method described in theASC 718, and may take up to one year from the latter of its initial adoption of ASC 718 or the effective date of the ASC 718 to evaluate the available transition alternatives and make its one-time election. The Company has elected to use the simplified method provided for in ASC 718 to calculate its APIC pool effective April 1, 2007. The adoption of the FSP did not have a material impact on its condensed consolidated financial position, results of operations or cash flows.

LASERCARD CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Employee Stock Purchase Plan.  Until February 20, 2009, the Company maintained an Employee Stock Purchase Plan (the “ESPP”), under which eligible employees could designate from 2% to 6% of their compensation to be withheld for the purchase of shares of common stock at 67% of the average price over the three-day period prior to the purchase date.  The differential between fair market value and the average price of the shares sold under the ESPP is charged to operations as a compensation expense and is taxed to the employee as income.  Contributions that had accumulated in each employee’s account through February, 2009 were used to purchase full shares of the Company’s common stock at the discounted price. The balance of the contributions that were not used to purchase whole shares was refunded to the employees. The Company did not incur further expense associated with the ESPP after February 2009.  The Company had stock-based compensation expense of $30,000 and $58,000 relating to the ESPP during the three and six-month periods ended September 30, 2008.

(24.) Income Taxes.  Income taxes are accounted for in accordance with ASC 740, Accounting for Income Taxes (formerly SFAS No. 109), which requires the use of the asset and liability method.  Under this method, deferred tax assets and liabilities are determined based upon the differences between the financial reporting and the tax bases of assets and liabilities and are measured using enacted tax rules and laws that are anticipated to be in effect when the differences are expected to reverse.  The Company’s net deferred tax assets are reduced by a valuation allowance to the extent that realization of the related deferred tax asset is not assured.  The Company recorded a valuation allowance for the full amount of its calculated deferred tax asset as of September 30, 2009 and March 31, 2009.

In June 2006, the FASB issued ASC 740-10, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (formerly FIN 48)).  ASC 740-10 clarifies the accounting for uncertainty in income taxes recognized in the Company’s financial statements in accordance with ASC 740, Accounting for Income Taxes.  ASC 740-10 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  The evaluation of a tax position in accordance with ASC 740-10 is a two-step process.  The first step is recognition: the Company determines whether it is “more-likely-than-not” that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position.  In evaluating whether a tax position has met the “more-likely-than-not” recognition threshold, the Company presumes that the position will be examined by the appropriate taxing authority that would have full knowledge of all relevant information.  The second step is measurement: a tax position that meets the “more-likely-than-not” recognition threshold is measured to determine the amount of benefit to recognize in the financial statements.  The tax position is measured at the largest amount of benefit greater than fifty percent that is likely to be realized upon ultimate settlement.  ASC 740-10 is effective for fiscal years beginning after December 15, 2006, which for the Company was the fiscal year commencing on April 1, 2007.  Upon adoption of ASC 740-10 on April 1, 2007, the Company recognized a cumulative effect adjustment of $62,000, decreasing its income tax liability for unrecognized tax benefits, and decreasing the March 31, 2007 accumulated deficit balance. The Company continually monitors the need for tax reserves underASC 740-10.  The Company did not identify any new reserve requirements during the three and six-month periods ended September 30, 2009 and 2008.

(25) Comprehensive Income (Loss).  Under ASC 220, Reporting Comprehensive Income (formerly SFAS No. 130), comprehensive income (loss) is defined as the changes in equity of an enterprise except for those resulting from stockholders’ transactions.  For the three-month periods ended September 30, 2009, and 2008, comprehensive income (loss) is as follows (in thousands):

	Three Month Ended		Six Month Ended
	September 30,		September 30,
	2009	2008	2009	2008
Net income (loss)	$1,847	$239	$3,790	$(1,035)
Net change in cumulative foreign currency translation adjustments	13	(176)	98	(188)
Unrealized loss on Available-for-sale investments	-	(325)	-	(498)
Comprehensive income/(loss)	$1,860	$(262)	$3,888	$(1,721)

LASERCARD CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(26.) Commitments and Contingencies.

Litigation.  On October 9, 2009, the Company filed a claim against Global Investments Group Ltd (“GIG”) and Prevent Global d.d (“Prevent”) in the English High Court of Justice, Commercial Court.  The claim relates to a series of agreements that the Company entered into in 2004 with GIG for a turn-key project in Slovenia to enable GIG to manufacture and distribute optical memory cards (the “Agreements”).  In 2007, GIG assigned all of its rights, title and interest in the Agreements (including rights to equipment we hold) to Prevent and Prevent agreed to assume all of the obligations under the Agreements.  However, a dispute has arisen regarding whether Prevent or GIG (i) is obliged to make payments owed to us under the Agreements; (ii) has title to certain equipment under the Agreements; and (iii) is subject to and bound by the arbitration provisions contained in the Agreements.  The Company therefore is seeking a declaration from the English Court on these questions and is awaiting responses from both GIG and Prevent.  In the opinion of the Company’s management, based on its review of the information available at this time, the total cost of resolving this contingency at September 30, 2009 should not have a material adverse effect on the Company’s condensed consolidated financial statements.  The Company will establish accruals for potential expenses or losses that it believes are probable and reasonably estimable if and when this occurs.

Purchase Obligations.  The Company has agreements with suppliers and other parties to purchase inventory, other goods and services.  Noncancelable obligations under these agreements at September 30, 2009 for the remainder of fiscal year 2010 were approximately $2.1 million.

Leases. As of September 30, 2009, approximately 70,000 square feet of floor space are leased by the Company on a long-term basis for card manufacturing, read/write drive production, administration, sales, and research and development, in two buildings located in Mountain View, California.  One 27,000-square foot building is used for optical memory card production and one 43,000 square-foot building is used for optical card production, read/write drive production, administration, sales, and research and development.  These leases will expire in October 2013 and in March 2014.  Upon expiration of the leases, the Company believes that these or other suitable buildings will be available to be leased on a reasonable basis.  The Company leases a portion of a building in Ratingen, Germany, and a building in Rastede, Germany totaling approximately 15,000 square feet, for optical and specialty card manufacturing, distribution, administration and sales on leases one of which will expire within a six-month notice and the other in March 2012.  Also, the Company owns land and an approximately 14,000 square foot building in Rastede, Germany that is used in production of specialty cards and research and development.  The Company also leases a small office in Huntington, New York for marketing activities.  The Company believes these leased and owned facilities to be satisfactory for its present operations.  The Company leases certain equipment under capital lease agreements that expire at various dates through 2011.

Net Borrowing with UBS.  Refer to Note 2, caption 8, Cash and Cash Equivalents, Short-term Investments of the condensed consolidated financial statement for further discussion on the Company’s net borrowing with UBS.

The future minimum lease payments for all capital leases and operating leases at September 30, 2009 were as follows (in thousands):

	2010	2011	2012	2013	2014	Thereafter	Total

Non-cancelable operating leases (1)	$1,045	$1,861	$1,748	$1,686	$1,431	$2	$7,773
Non-cancelable purchase orders	2,143	—	—	—	—	—	2,143
Net borrowing on revolving credit with UBS (2)	9,054	—	—	—	—	—	9,054
Total	$12,242	$1,861	$1,748	$1,686	$1,431	$2	$18,970

(1)  Includes capitalized leases
(2)  For the purposes of this table, the obligation has been calculated without interest obligations.

LASERCARD CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(27.) Recent Accounting Pronouncements. In October 2009, the FASB concurrently issued the following Accounting Standards Updates: ASU No. 2009-14 - Software (Topic 985): Certain Revenue Arrangements That Include Software Elements (formerly EITF Issue No. 09-3).  This standard removes tangible products from the scope of software revenue recognition guidance and also provides guidance on determining whether software deliverables in an arrangement that includes a tangible product, such as embedded software, are within the scope of the software revenue guidance.

ASU No. 2009-13 - Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements (formerly EITF Issue No. 08-1).  This standard modifies the revenue recognition guidance for arrangements that involve the delivery of multiple elements, such as product, software, services or support, to a customer at different times as part of a single revenue generating transaction.  This standard provides principles and application guidance to determine whether multiple deliverables exist, how the individual deliverables should be separated and how to allocate the revenue in the arrangement among those separate deliverables. The standard also expands the disclosure requirements for multiple deliverable revenue arrangements.

These ASUs should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with earlier application permitted.  Alternatively, an entity can elect to adopt these standards on a retrospective basis, but both these standards must be adopted in the same period using the same transition method.  The Company expects to apply this standard on a prospective basis for revenue arrangements entered into or materially modified beginning April 1, 2010.  The Company is currently evaluating the potential impact these standards may have on its financial position and results of operations.

3.      Net Income (Loss) per Share

Basic earnings per share was computed by dividing net income by the weighted-average number of common shares outstanding during the three-month period ended September 30, 2009.  Diluted earnings per share during the three-month period ended September 30, 2009 was computed by dividing net income by the weighted-average number of common shares outstanding plus dilutive common stock equivalents, primarily shares issuable upon the exercise of stock options using the treasury stock method.  Antidilutive securities include outstanding stock options with exercise prices in excess of the average fair market value of the Company’s common stock for the related period.  Antidilutive options excluded from the calculation of diluted net income per share but could become dilutive in the future for the three and six-month periods ended September 30, 2009 were 1.8 million and 2.0 million shares, respectively.  Basic net loss per share and diluted net loss per share was computed by dividing net loss by the weighted average number of shares of common stock outstanding during the three-month periods ended September 30, 2009 and 2008, respectively.

LASERCARD CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The reconciliation of the denominators of the basic and diluted net loss per share computation for the three-month periods ended September 30, 2009 and 2008 is shown in the following table (in thousands, except per share data):

	Three Month Ended		Six Month Ended
	September 30,		September 30,
	2009	2008	2009	2008

Net income (loss)	$1,847	$239	$3,790	$(1,035)

Basic net income (loss) per share:
Weighted average common shares outstanding	12,172	12,027	12,143	12,009

Basic net income (loss) per share	$0.15	$0.02	$0.31	$(0.09)

Diluted net income (loss) per share:
Weighted average common shares and common stock
equivalents outstanding	12,318	12,029	12,207	12,009

Diluted net income (loss) per share	$0.15	$0.02	$0.31	$(0.09)

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

The accounting policies used to derive reportable segment results are the same as those described in the “Summary of Significant Accounting Policies.”  Resources are allocated to the OMC and drive, system and enabling services segments in a manner that optimizes OMC revenues and to the specialty card and printers segment in a manner that optimizes consolidated income as determined by the chief operating decision maker. Segment revenues are comprised of sales to external customers.  There were no intersegment revenues during the three and six-month periods ended September 30, 2009, and 2008.  Segment gross profit (loss) includes all segment revenues less the related cost of sales.  Accounts receivable, cash, deferred income taxes, prepaid expenses, fixed assets and inventory are not separately reported by segment to the chief operating decision maker.  Therefore, the amount of assets by segment is not meaningful.  All of the Company’s long-lived assets are attributable to the United States except for $1.7 million at September 30, 2009 and $2.2 million at March 31, 2009.  These long-lived assets were attributable to the operations in Germany, including long-lived assets owned by the U.S. operations located in Germany.

The Company’s chief operating decision maker is currently the Company’s Chief Executive Officer.  The chief operating decision maker reviews financial information presented on a condensed consolidated basis that is accompanied by disaggregated information about revenues and gross profit (loss) by segment.

LASERCARD CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The table below presents information for the OMCs, the drives, systems and enabling services, and specialty cards and the card printers segments and a reconciliation of segment results to amounts included in the Company’s condensed consolidated financial statements for the three and six-month periods ended September 30, 2009 and 2008, respectively, (in thousands):

	T h r e e M o n t h s E n d e d S e p t e m b e r 3 0 , 2 0 0 9

		Drives,
	Optical	Systems &	Specialty
	Memory	Enabling	Cards &	Segment
	Cards	Services	Printers	Total	Other (a)	Total
Revenue	$11,885	$73	$3,758	$15,716	$-	$15,716
Cost of sales	5,787	446	2,694	8,927	-	8,927
Gross profit (loss)	6,098	(373)	1,064	6,789	-	6,789
Depreciation and
amortization expense	440	28	39	507	141	648

	T h r e e M o n t h s E n d e d S e p t e m b e r 3 0 , 2 0 0 8

		Drives,
	Optical	Systems &	Specialty
	Memory	Enabling	Cards &	Segment
	Cards	Services	Printers	Total	Other (a)	Total
Revenue	$8,632	$908	$3,927	$13,467	$-	$13,467
Cost of sales	4,975	1,126	2,801	8,902	-	8,902
Gross profit (loss)	3,657	(218)	1,126	4,565	-	4,565
Depreciation and
amortization expense	420	46	91	557	165	722

	S i x M o n t h s E n d e d S e p t e m b e r 3 0 , 2 0 0 9

		Drives,
	Optical	Systems &	Specialty
	Memory	Enabling	Cards &	Segment
	Cards	Services	Printers	Total	Other (a)	Total
Revenue	$24,249	$832	$6,943	$32,024	$-	$32,024
Cost of sales	12,065	1,567	5,000	18,632	-	18,632
Gross profit (loss)	12,184	(735)	1,943	13,392	-	13,392
Depreciation and
amortization expense	911	58	78	1,047	284	1,331

	S i x M o n t h s E n d e d S e p t e m b e r 3 0 , 2 0 0 8

		Drives,
	Optical	Systems &	Specialty
	Memory	Enabling	Cards &	Segment
	Cards	Services	Printers	Total	Other (a)	Total
Revenue	$14,536	$2,093	$7,560	$24,189	$-	$24,189
Cost of sales	8,736	2,030	5,391	16,157	-	16,157
Gross profit	5,800	63	2,169	8,032	-	8,032
Depreciation and
amortization expense	842	93	185	1,120	324	1,444

(a)	Other depreciation and amortization expenses represent amounts charged to selling, general and administrative expenses and research and development expenses.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

FORWARD-LOOKING STATEMENTS

All statements contained in this report that are not historical facts are forward-looking statements within the meaning of the federal securities laws.  Forward-looking statements are not facts or guarantees of future performance or events. Rather, they are based on current expectations, estimates, beliefs, assumptions, and goals and objectives and are subject to risks and uncertainties that are difficult to predict.  As a result, our actual results may differ materially from the statements made.  Often such forward-looking statements can be identified by their use of words such as “may,” “will,” “intends,” “plans,” “believes,” “anticipates,” “visualizes,” “expects,” “estimates,” or similar language.  Forward-looking statements made in this report include but are not limited to statements regarding our beliefs as to current and potential market segments, customers, and applications for and deployment of our products; the advantages of, potential income from, and duties to be performed under the sale of a second-source card manufacturing license to GIG/Prevent Global; our expectations as to the continuation, production quantities, delivery rates and requested and actual delivery schedule, backlog, revenue, margins, and profit for our products for U.S. or foreign government ID card programs; plans to increase card production capacity for anticipated increases in orders including possibly $1.4 million in capital equipment and leasehold improvements through March 31, 2010; our expectation of negative gross profit from the drive, system and enabling services market; the need for, expected success of, expense and potential benefits from our research and development efforts; estimates that revenues and advance payments will be sufficient to generate cash from operating activities during fiscal 2010 and fund our actual capital expenditures despite expected quarterly fluctuations; our projected liquidity in light of the issues surrounding our investments in auction rate securities (“ARS”) and our ability to secure more contracts; and our belief as to the credit quality of our ARS and the changes in the fair value of these securities and our belief that the Put Option will not significantly impact our future earnings.

These forward-looking statements are based upon our assumptions about and assessment of the future, which may or may not prove true, and involve a number of risks and uncertainties including, but not limited to, whether there is a market for cards for homeland security in the U.S. and abroad, and if so, whether such market will utilize optical memory cards (“OMCs”) as opposed to other technologies; significant customer concentration and reliance on continued U.S., Saudi Arabian, Angolan, and Italian government business; risks associated with doing business in and with foreign countries; whether we will be successful in assisting GIG/Prevent Global with factory startup and training; whether GIG/Prevent Global will obtain the financial resources to make the balance of its required payments to us and to operate the facility and the results of our recently filed litigation in the UK regarding the proper counterparty to the GIG/Prevent agreements and any counterclaims related thereto; whether the facility will efficiently produce high quality OMCs in volume and that meet our standards; lengthy sales cycles and changes in and dependence on government policy-making; reliance on value-added resellers and system integrators to generate sales, perform customer system integration, develop application software, integrate optical card systems with other technologies, test products, and work with governments to implement card programs; potential manufacturing difficulties and complications associated with increasing manufacturing capacity of cards and drives, implementing new manufacturing processes, and outsourcing manufacturing; our ability to produce and sell read/write drives in volume; the unpredictability of customer demand for products and customer issuance and release of corresponding orders; the possibility that OMCs will not be purchased for the full implementation of card programs in Italy, the Kingdom of Saudi Arabia, Angola, and India, or for Department of Homeland Security (“DHS”) programs in the U.S., or will not be selected for other government programs in the U.S. and abroad; whether UBS AG will purchase our ARS, and the risks set forth in the section entitled “Risk Factors” and elsewhere in this report and our other SEC filings.  These forward-looking statements speak only as of the date of this report, and, except as required by law, we undertake no obligation to publicly release updates or revisions to these statements whether as a result of new information, future events, or otherwise.

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

The majority of our revenues are from sales of products and services through partners such as value added resellers (“VARs”) and system integrators (“SIs”) who generally have specific experience in the development of markets and applications for our products.  We have sales staff located in California, the Washington D.C. area, Latin America and Germany.

The table below presents condensed consolidated revenues, excluding inter-company transactions, recorded by our U.S. and German operations (in thousands):

	Three Months Ended		Six Months Ended		Three Months	Six Months
	September 30,		September 30,		Change
	2009	2008	2009	2008	2009 vs 2008	2009 vs 2008
U.S. operations	$11,986	$9,539	$25,109	$16,629	$2,447	$8,480
German operations	3,730	3,928	6,915	7,560	(198)	(645)
	$15,716	$13,467	$32,024	$24,189	$2,249	$7,835

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

Our reseller partners generally add value in the form of system integration, installation, training, application software development and support services. We continue to recruit new VARs and SIs in strategically important markets.

Revenues recorded by our U.S. operations are generally derived from a small number of prime contractors serving government customers located throughout the world.  Revenues recorded by our German operations are generally from a relatively large number of VARs serving commercial customers, including universities in Germany for student identification cards and organizers of sporting events for secure access cards.

OMCs are our proprietary product for which we hold 19 U.S. patents.  In addition, we have years of know-how in the manufacture and use of cards, encoding devices, read/write drives, systems, enabling services and software.  This provides a basis for highly leveraged contribution margins in the OMC segment.  Therefore, our strategy is to sell all card technologies with a goal to upgrade programs to optical memory when possible.

We sell encoders and read/write drives at near direct manufacturing cost to enable sales of OMCs.  We experience negative gross profits for our drives, systems and enabling services segment when equipment volume does not allow for the contribution necessary to cover fixed costs and we do not have sizable contribution from enabling services.  Even at higher volume, the gross profit margin on encoders and read/write drives will probably not exceed 10%.

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

We believe the major near term growth potential for our OMCs is in government-sponsored identification programs in several targeted geographies.  Since governmental card programs typically rely on policy-making, which in turn is subject to technical requirements, budget approvals, and political considerations, there is no assurance that these programs will be implemented as expected, or that they will include optical cards or our products.

Our principal strategies for long-term revenue growth are to:

o	Maintain, leverage and expand the existing OMC customer base of national and regional governments worldwide;
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

Currently our OMC segment revenues are mainly derived from the following programs; the U.S. DHS Green Card program, National ID Card programs for the Kingdom of Saudi Arabia and Angola, three state-level vehicle registration card programs in India, and a Foreign Resident ID Card program in Italy.

Revenues from the following government card programs are shown below as a percentage of total revenues:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Angola National ID Card program	30%	-	15%	-
U.S. Green Cards	23%	20%	27%	18%
Italian Government ID Card programs	11%	-	8%	-
Vehicle Registration in India	6%	10%	6%	12%
Kingdom of Saudi Arabia National ID Card program	6%	22%	20%	20%

We announced the following during the quarter ended September 30, 2009:

●	The Government of Angola launched its new citizen ID card in October, 2009. Issuance of the new optical security media-based credential began in Luanda and is scheduled to roll out to other provinces.

●	Receipt of a purchase order for the supply of additional U.S. Permanent Resident Cards (Green Cards).

We may invest up to $1.4 million through March 31, 2010 in additional capital equipment and leasehold improvement expenditures for OMC and specialty card manufacturing and for other general purposes.

Revenues

Segment Revenues.  Our total revenues consisted of sales in our three segments of (1) OMCs and multi-technology cards (referred to herein as the OMC segment), (2) optical card drives, systems and enabling services, and (3) specialty cards and card printers, as well as other miscellaneous items.  Total revenues for the three and six-month periods ended September 30, 2009 were $15.7 million and $32.0 million, respectively. Total revenues for the three and six-month periods ended September 30, 2008 were $13.5 million and $24.2 million, respectively.

The following table presents our condensed consolidated revenues by segment (in thousands, except for percentages):

	Three Months Ended		Six Months Ended		Three Months	Six Months
	September 30,		September 30,		Change
	2009	2008	2009	2008	2009 vs 2008	2009 vs 2008
Optical memory cards	$11,885	$8,632	$24,249	$14,536	$3,253	$9,713
% of total revenues	76%	64%	76%	60%	38%	67%

Optical cards drives, systems and services	73	908	832	2,093	(835)	(1,261)
% of total revenues	0%	7%	3%	9%	-92%	-60%

Specialty cards and card printers	3,758	3,927	6,943	7,560	(169)	(617)
% of total revenues	24%	29%	22%	31%	-4%	-8%
Total revenues	$15,716	$13,467	$32,024	$24,189	$2,249	$7,835

The following table presents our OMC revenues by major program (in thousands):

	Three Months Ended		Six Months Ended		Three Months	Six Months
	September 30,		September 30,		Change
	2009	2008	2009	2008	2009 vs 2008	2009 vs 2008
Angola National ID Card program	$4,400	$-	$4,444	$-	$4,400	$4,444
U.S. Green Cards	3,534	2,656	8,592	4,273	878	4,319
Italian Government ID Card programs	1,665	522	2,703	542	1,143	2,161
Vehicle Registration in India	999	1,281	1,810	2,791	(282)	(981)
Kingdom of Saudi Arabia National ID Card program	940	2,673	5,936	4,455	(1,733)	1,481
Canadian Permanent Resident Cards	284	1,205	567	1,205	(921)	(638)
Foreign Resident ID Card in Costa Rica	-	-	-	736	-	(736)
Other	63	295	197	534	(232)	(337)
Total optical memory card revenues	$11,885	$8,632	$24,249	$14,536	$3,253	$9,713
% Change 2009 vs 2008					38%	67%

OMC revenues for the three-month period ended September 30, 2009 increased by $3.3 million or 38% over the three-month period ended September 30, 2008 due to the launch of Angola’s national ID card program, increased shipments for U.S. Green Cards, and the Italian government’s foreign resident card program partially offset by decreased shipments for the Vehicle Registration program in India, the Kingdom of Saudi Arabia’s national ID card program and the phase-out of the Canadian permanent resident card program.  OMC revenues for the six-month period ended September 30, 2009 increased by $9.7 million or 67% over the six-month period ended September 30, 2008 due to the launch of Angola’s national ID card program, increased shipments of U.S. Green Cards, the Italian government’s foreign resident card program, and the Kingdom of Saudi Arabia’s national ID card program partially offset by decreased shipments for the Vehicle Registration program in India, Costa Rica’s Foreign resident ID card program and the phase-out of the Canadian permanent resident card program.  Program revenues fluctuate on a quarter to quarter basis.  Therefore, increases and reductions in revenues by program do not necessarily correlate with longer term overall program demand.

Revenue in the drives, systems and services for the three-month period ended September 30, 2009 decreased by $0.8 million over the three-month period ended September 30, 2008 due to the supply in 2008 of parts to Ritel to manufacture encoders.  The $1.3 million decrease in the six-month period ended September 30, 2009 as compared with the same period last year was due to enabling services revenue recorded in 2008 on an enabling services contract for the Costa Rica Foreign Resident Card program.

Specialty card and card printer revenues for the three-month period ended September 30, 2009 decreased by approximately $0.2 million or 4% as compared to three-month period ended September 30, 2008.  Specialty card and card printer revenues for the six-month period ended September 30, 2009 decreased by approximately $0.6 million or 8% as compared to six-month period ended September 30, 2008.  Both declines were largely due to the effect of the fluctuation on the foreign exchange rates between the U.S. dollar and Euro.  When the U.S. dollar weakens against other currencies in which we transact business, particularly against Euro, generally sales and net income will be positively impacted.  Conversely, when the U.S. dollar strengthens against other currencies in which we transact business, particularly against Euro, generally sales and net income will be negatively impacted.  The weakening world economy will likely have a negative effect on revenue in some portions of the specialty cards and card printers segment.

Backlog

Some of our customers place orders for a period of several months to a year or more, and others place orders for immediate or fast turn delivery.  Variations in order placement from a single customer can materially affect backlog.  As a result, the relative size of our backlog has not been a reliable indicator of future revenue trends. Our backlog as of September 30, 2009 was $13.2 million for OMCs and $1 million for specialty cards and card printers as compared with our backlog as of March 31, 2009 for OMCs of $21.4 million and $1.2 million for specialty cards and card printers.  There was no significant backlog for optical card drives, systems and enabling services as of September 30, 2009 or March 31, 2009.

Gross Profit

The following table presents our gross profit in absolute dollar amounts and gross margin as a percentage of revenue by segment (in thousands, except for percentages):

	Three Months Ended		Six Months Ended		Three Months	Six Months
	September 30,		September 30,		Change
	2009	2008	2009	2008	2009 vs 2008	2009 vs 2008
Optical memory cards	$6,098	$3,657	$12,184	$5,800	$2,441	$6,384
% of optical memory card revenues	51%	42%	50%	40%

Optical cards drives, systems and services	(373)	(218)	(735)	63	(155)	(798)
% of optical card drive, systems revenues	NM	NM	NM	3%

Specialty cards and card printers	1,064	1,126	1,943	2,169	(62)	(736)
% of specialty cards and card printers revenues	28%	29%	28%	29%
Total gross profit	$6,789	$4,565	$13,392	$8,032	$2,224	$5,360
% of total revenue	43%	34%	42%	33%

OMCs.  OMC gross margin for the three-month period ended September 30, 2009 was 51% of OMC revenue as compared to 42% of OMC revenue for the three-month period ended September 30, 2008.  This increase was due to the combined favorable impact of increased sales volume in several major ID card programs and production efficiencies partially offset by a $926,000 provision for obsolete inventory recorded in the quarter.  OMC gross margin for the six-month ended September 30, 2009 was 50% of OMC revenue as compared to 40% of OMC revenue for the six-month period ended September 30, 2008 due largely to increased sales volume from the Angola National ID Card program and other card programs and a slightly higher average selling price partially offset by $1.1 million provision for obsolete inventory.  OMC manufacturing depreciation and amortization expense was $440,000 and $420,000 for the three-month periods ended September 30, 2009 and 2008, respectively.  OMC manufacturing depreciation and amortization expense was $911,000 and $841,000 for the six-month periods ended September 30, 2009 and 2008, respectively.

Drives, Systems and Enabling Services.  Except for the quarter ended June 30, 2008, the drives, systems and enabling services gross profit has been negative over the past three years due to low sales volume and our policy to price drives close to direct manufacturing cost to promote card sales resulting in the inability to cover fixed overhead costs at current sales volumes.  This segment also includes enabling services with revenue recognized during the six-month period ended September 30, 2008 from the Costa Rica Foreign Resident ID card program and none during the six-month period ended September 30, 2009 largely contributing to the significant decrease in gross margin.  This segment also has lower margins than OMCs.  This segment depreciation and amortization expense was approximately $28,000 and $46,000 for the three-month periods ended September 30, 2009 and 2008, respectively.  For the six-month periods ended September 30, 2009 and 2008, this segment’s depreciation and amortization expense was $58,000 and $93,000, respectively.  We anticipate that drives, systems and enabling services negative gross margins will continue in the future unless equipment sales volume is sufficient to cover fixed costs or there is a material amount of enabling services revenue.

Specialty Cards and Card Printers.  The gross margin on specialty cards and card printers was 28% of this segment’s revenue for the three and six-month periods ended September 30, 2009. For the three and six-month periods ended September 30, 2008, the gross margin of this segment was 29%. Due to the current economic conditions, we anticipate pressure on selling prices for specialty cards and margins.  This could lead to a decrease in margins in this segment unless offset by the continuation of increased revenues of the higher value printer and systems products.  We anticipate that this segment’s gross margin will be in the mid 20% range for the remainder of fiscal year 2010.  This segment’s manufacturing depreciation and amortization expense was approximately $39,000 and $91,000 for the three-month periods ended September 30, 2009 and 2008, respectively, and approximately $78,000 and $186,000 for the six-month periods ended September 30, 2009 and 2008, respectively. The decreases in depreciation in fiscal year 2010 as compared to fiscal year 2009 were due to the full depreciation of capital equipment on March 31, 2009 that was purchased in the acquisition of CCD on March 31, 2004.

Operating Expenses

The following table presents operating expenses (in thousands, except for percentages):

	Three Months Ended		Six Months Ended		Three Months	Six Months
	September 30,		September 30,		Change
	2009	2008	2009	2008	2009 vs 2008	2009 vs 2008
Selling, general and administrative expenses	$4,278	$3,587	$8,352	$7,487	$691	$865
Percent of revenue	27%	27%	26%	31%
Percent of change from prior year					19%	12%

Research and development expenses	$296	$828	$667	$1,688	$(532)	$(1,021)
Percent of revenue	2%	6%	2%	7%
Percent of change from prior year					-64%	-60%

Selling, General, and Administrative Expenses (“SG&A”).  SG&A expenses for the three-month period ended September 30, 2009 increased by approximately $0.7 million, or 19% as compared with the three-month period ended September 30, 2008 largely due to expenses totaling $1.1 million for performance-based incentives and sales commissions which were partially offset by a $0.4 million decrease in other expenses.  SG&A expenses for the six-month period ended September 30, 2009 increased by approximately $0.9 million, or 12% as compared with the six-month period ended September 30, 2008 largely due to a $1.5 million increase for performance-based incentives and sales commissions and $0.2 million for legal fees offset by $0.8 million decreases in consulting, recruiting expenses and other expenses.  SG&A depreciation and amortization expense was approximately $132,000 and $150,000 for the three-month periods ended September 30, 2009 and 2008, respectively. SG&A depreciation and amortization expense was approximately $264,000 and $293,000 for the six-month periods ended September 30, 2009 and 2008, respectively. SG&A expenses are expected to range between $4.0 million to $4.5 million quarterly through the remainder of fiscal year 2010.

Research and Development Expenses (“R&D”).  R&D expenses for the three-month period ended September 30, 2009 decreased by approximately $0.5 million, or 64% as compared with the three-month period ended September 30, 2008.  R&D expenses for the six-month period ended September 30, 2009 decreased by approximately $1 million, or 60% as compared with the three-month period ended September 30, 2008.  Since the middle of fiscal year 2009, various R&D projects were realigned and cost reductions were implemented consistent with our milestone-based R&D strategy.  We are continuing our effort to develop new card features and structures, including various composite card structures and multi-technology cards containing contactless chips with RF capability, dual-interface (contact-contactless) with optical memory, OVD products, and other market-driven requirements.  We are also developing enhanced OMC read/write drives for both increased reliability and ease of use and integration; and new software products and services in an effort to provide new products that can stimulate OMC sales growth.  We anticipate that these ongoing research and development efforts should result in enhanced card features and capabilities and drives with advanced security features and/or lower manufacturing costs; however, there is no assurance that such product development efforts will be successful.  These features are important for our existing and future OMC markets.  We anticipate R&D expenditures of about $0.4 million quarterly for the remainder of fiscal year 2010.

Other Income (Expense), Net

The following table presents other income (expense), net (in thousands):

	Three Months Ended		Six Months Ended		Three Months	Six Months
	September 30,		September 30,		Change
	2009	2008	2009	2008	2009 vs 2008	2009 vs 2008
Interest income	$41	$102	$75	$172	$(61)	$(97)
Interest expense	(44)	(23)	(92)	(41)	(21)	(51)
Unrealized gain on trading securities (ARS)	42	-	261	-	42	261
Gain on termination of contract	495	-	495	-	495	495
Other income (expense)	(16)	-	(39)	(6)	(17)	(33)
Total Other income/(expense)	$518	$79	$700	$125	$439	$575

Other Income (Expense), Net.  Interest income for the three and six-month periods ended September 30, 2009 decreased by $61,000 and $97,000, respectively, as compared with the three and six-month periods ended September 30, 2008 due to the decrease in interest rates on our cash investments.  Interest expense increased for the three and six-month period ended September 30, 2009 by $21,000 and $51,000, respectively, as compared with the three and six-month period ended September 30, 2008 mostly due to the interest incurred on the loan from UBS.  The change in fair value of the ARS investments resulted in an approximately $42,000 and $261,000 non-cash gain for the three and six-month periods ended September 30, 2009, respectively.  At September 30, 2009, we recorded our ARS investments at its fair value based on assumptions that we used for UBS’ credit risk.  We will exercise our Put Option at par with UBS Financial Services on or about June 30, 2010. Our subsidiary’s (CCD) contract to deliver a turn-key card manufacturing facility, which includes the supply and installation of state-of-the-art card production equipment, transfer of manufacturing know-how, training, and production support in Saudi Arabia was terminated during the three-month period ended September 30, 2009 with a net gain of $0.5 million recorded as other income and expense.  The other expense was mainly due to losses on foreign exchange fluctuations.

Income Taxes

The following table presents income taxes (in thousands):

	Three Months Ended		Six Months Ended		Three Months	Six Months
	September 30,		September 30,		Change
	2009	2008	2009	2008	2009 vs 2008	2009 vs 2008
U.S. income tax expense	$770	$-	$1,161	$-	$770	$1,161
Foreign income tax expense (benefit)	116	(10)	122	17	106	105
Total income tax expense (benefit)	$886	$(10)	$1,283	$17	$876	$1,266

Income Taxes.  We anticipate an effective tax rate of about 25% for the fiscal year 2010 based upon our current projections.  The lower U.S. income tax expense in the three and six-month periods ended September 30, 2008 was due to the utilization of net operation loss tax benefits.  The lower foreign income tax expense in the three and six-month periods ended September 30, 2008 was due to our foreign subsidiary’s net operating losses.

LIQUIDITY AND CAPITAL RESOURCE

The following table summarizes cash, cash equivalents and investments (in thousands):

	September 30,	March 31,
	2009	2009
Cash and cash equivalents	$27,231	$15,912
Investments in auction rate securities, including put options	13,450	13,239
Investments - other	-	174
Total cash, cash equivalents and investments	$40,681	$29,325

As of September 30, 2009, we held $13.5 million par value with fair value of $12.4 million, of marketable securities consisting of ARSs that were classified as current investment in our condensed consolidated balance sheet due to the classification as trading securities and maturity of less than one year.  Also included in our short-term investment is the Put Option received in this rights offering from UBS with a fair value of approximately $1.1 million.  UBS has the “Right” to purchase its ARSs at par at any time through July 3, 2012 and we have the “Right” to sell our ARSs at par to UBS beginning June 30, 2010 through July 3, 2012.  We intend to exercise our Put Option and sell our ARSs to UBS on June 30, 2010, which is within one year.

As of March 31, 2009, our ARS investment had a fair value of $12.2 million and the Put Option was valued at $1.0 million.

Refer to Note 2, caption 8, Cash and Cash Equivalents, Short-term Investments of the condensed consolidated financial statement for further discussion of our current investments.

The following table displays the sources and uses of cash by activity (in thousands):

	Six Months Ended
	September 30,
	2009	2008
Net cash provided by operating activities	$10,664	$5,857
Net cash used in investing activities	$(618)	$(1,004)
Net cash provided by financing activities	$1,322	$69

Net cash provided by operating activities for the six-month period ended September 30, 2009 was $10.7 million consisted of net income of $5.9 million plus $3.2 million in non-cash charges and the decrease in operating assets, net of changes in operating liabilities, of $3.7 million.  Net cash used by operating activities of $4.2 million for the six-month period ended September 30, 2008 consisted of net loss of $1.0 million plus $3.1 million in non-cash charges, the increase in operating assets, net of changes in operating liabilities of $2.5 million, and an increase in advance payment from customers of $6.3 million relating to the Angola program.

In November 2007 we received an advance payment in the amount of 1.2 million Euros ($1.7 million U.S. dollars) under a contract our German subsidiary, CCD, had with Golden Chip Company (“GCC”) of Saudi Arabia to provide consulting services and equipment to enable GCC to establish a card manufacturing facility in Saudi Arabia.  The advance payment was recorded on our balance sheet as advance payments from customers.  During the three-month period ended September 30, 2009, we and GCC mutually terminated the contract.  We returned 0.5 million Euros ($0.8 million U.S. dollars) in cash to GCC according to the termination agreement.  We recognized $0.2 million in revenue for earned service and $0.5 million in other income and expense in the quarter ended September 30, 2009. No further obligation arose from this termination.

Net cash used in investing activities was approximately $0.6 million for the six-month period ended September 30, 2009, compared to $1.0 million of cash used by investing activities for the six-month period ended September 30, 2008 due mainly to the capital expenditures. We may invest an additional $1.4 million in capital equipment and leasehold improvement expenditures for OMC and specialty card manufacturing and for other general purposes at our facilities through March 31, 2010.

Net cash provided by financing activities was $1.3 million for the six-month period ended September 30, 2009, compared to $69,000 of cash provided by financing activities for the six-month period ended September 30, 2008. Net cash provided by financing activities for the second half of fiscal 2010 was due to the non-cash charge to tax expense of $858,000 related to the tax benefit on carryforward of gain from exercises of common stock options, an additional $373,000 drawn from the UBS credit line, and $130,000 net of proceeds from stock activities offset by $39,000 of capital lease payments and other stock activities.  Net cash provided by financing activities for the six-month period ended September 30, 2008 was $69,000, which primarily consisted of net proceeds from the sale of common stock under our employee stock plans.

Current Borrowing Arrangements

We have borrowed $9.1 million from UBS at September 30, 2009 under a credit line collateralized by the ARS.

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

We believe that we have sufficient available cash to execute our business plan for the next twelve months as we expect the estimated level of revenues to be sufficient to generate cash from operating activities over the same period.  Operating cash flows could be negatively impacted to a significant degree if our largest U.S. government program or other significant programs were to be delayed, reduced, canceled, or not extended and if this and other card programs are not replaced by other card orders or other sources of income.

CONTRACTUAL OBLIGATIONS:

The following table provides a summary of the effect on liquidity and cash flows from our contractual obligations as of September 30, 2009 (in thousands):

	2010	2011	2012	2013	2014	Thereafter	Total

Non-cancelable leases	$1,045	$1,861	$1,748	$1,686	$1,431	$2	$7,773
Non-cancelable purchase orders (1)	2,143	—	—	—	—	—	2,143
Net borrowing on revolving credit with UBS (2)	9,054	—	—	—	—	—	9,054
Total	$12,242	$1,861	$1,748	$1,686	$1,431	$2	$18,970

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

We are subject to interest rate risk on our short-term borrowings under our Credit Line Agreement with UBS wherein we drew down an aggregate of $9.1 million as of September 30, 2009; secured by the ARSs we currently hold. However, the credit line provides a no-cost loan where the interest rate charged on the credit line is equal to the interest rate earned on the ARS.  We entered into a Rights settlement whereby UBS offered to purchase certain ARSs it placed, including those we hold, at par or face value.  UBS has the “Right” to purchase its ARSs at par at any time through July 3, 2012 and we have the “Right” to sell our ARSs at par to UBS beginning June 30, 2010 through July 3, 2012.  We have no other short or long-term borrowings other than the credit line with UBS and capitalized lease agreements that would give rise to significant interest rate risk.  Although our interest income is sensitive to changes in the general level of U.S. interest rates, particularly since some portion of our investments are in money market funds, we do not expect our operating results or cash flows to be affected to any significant degree by the effects of a change in market interest rates on our investments.  A plus or minus ten percent change will not have a material impact on the valuation of our investments.

We do not enter into investments for speculative purposes. Although our ARS investments had been designated as trading securities as of September 30, 2009 and March 31, 2009, we expect to recover the par value of the ARSs based on our “Rights” agreement with UBS.  We intend to sell them to UBS on June 30, 2010, which is now within one year.  Hence, we reclassified the ARS investments to current assets including Put Option at September 30, 2009.  We believe that we have sufficient available cash to execute our business plan for fiscal year 2010 as we expect the estimated level of revenues to be sufficient to generate cash from operating activities over the same period.

Refer to Note 2, caption 8, Cash and Cash Equivalents, Short-term Investments and Long-term Investments of the condensed consolidated financial statement for further discussion of our noncurrent investments.

Fair Value Fluctuation Risk.  At September 30, 2009 and March 31, 2009, there was insufficient observable ARS market information available to determine the fair value of our ARS investments, or the Put Option. Therefore, in order to validate the fair value estimate of these securities, we incorporated assumptions such as credit quality or financial standing of the issuer, final stated maturities, estimates on the probability of the issue being called prior to final maturity, impact due to extended periods of maximum auction rates, liquidity risk premium, and broker quotes from independent valuators using widely accepted financial models. Management believes that these are reasonable estimates reflecting the unique circumstances of the subject SLARS and the method of valuing the Put Option as forward contracts is reasonable.  As of September 30, 2009, we held $13.5 million par value with fair value of $12.4 million, of marketable securities consisting of ARSs UBS offered and we accepted a “Rights” offering whereby UBS offered to purchase certain ARSs it placed, including those we hold, at par or face value.  Also included in our current investments is the Put Option received in this rights offering from UBS with a fair value of approximately $1.1 million at September 30, 2009.  UBS has the “Right” to purchase its ARSs at par at any time through July 3, 2012 and we have the “Right” to sell our ARSs at par to UBS beginning June 30, 2010 through July 3, 2012.  We intend to sell them to UBS on June 30, 2010, which is within one year.  Hence, we reclassified the ARS investments and the Put Options from non-current to current assets in our condensed consolidated balance sheet at June 30, 2009.  The change in fair value of the ARS’ investments resulted in approximately $0.3 million non-cash gain for the six-month period ended September 30, 2009.  We believe that we will recover the full amount our our ARS investment at par until June 30, 2010 when we intend to exercise our Put Options with UBS Financial Services. During fiscal year 2009, we recorded a net loss of about $0.3 million resulting from the fair values of the ARS and the put option at March 31, 2009.  A plus or minus ten percent change on differential of UBS’ credit risk compared with market interest rates will not have a material impact on the valuation of our investments.

At September 30, 2009, $50,000 of the ARS was redeemed at par by UBS from the gross amount of $13.5 million.  The following summarizes investments at fair value, weighted average yields and expected maturity dates as of (in thousands):

			Change in
	September 30, 2009	March 31, 2009	fair value

Auction rate securities at beginning of period	13,500	13,500
Redeemed at par	(50)	-
Gross unrealized losses	(1,074)	(1,267)	193
Estimated fair market value of ARS	12,376	12,233
Put Option	1,074	1,006	68
Estimated fair market value of ARS including Put Option at end of period	$13,450 (1)	$13,239 (2)	$261
Weighted average yield	1.58%	1.57%

Maturity Dates (3)	July 15, 2029 through January 25, 2047	July 15, 2029 through January 25, 2047

     (1) classified as current assets
     (2) classified as non-current assets
     (3) we hold a put option with UBS at par effective June 30, 2010

Foreign Currency Exchange Rate Risk.  Our U.S. operations sell products in various international markets.  Revenue by our German subsidiary of approximately $6.9 million and $7.6 million, during the six month-periods ended September 30, 2009 and 2008, respectively, were denominated in foreign currency (Euro).  In addition, some raw material purchases and purchased services were denominated in foreign currency.

We use short-term foreign exchange forward contracts to mitigate foreign currency risk associated primarily with inter-company receivables and payables, and loans receivable (denominated in Euros) to our German subsidiary.  Our foreign exchange forward contracts are not designated for accounting purposes as hedging instruments under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended.  Accordingly, any gains or losses resulting from changes in the fair value of the forward contract are reported in other income, net expenses.  The gains and losses on these forward contracts generally offset gains and losses associated with the underlying foreign currency denominated inter-company receivables and payables, and loans receivable.  At September 30, 2009, we had a foreign exchange forward contract with a maturity of less than 30 days to purchase 1.1 million Euros. The fair value of the forward contract was not material at September 30, 2009. At March 31, 2009, we had a foreign exchange forward contract with a maturity of less than 30 days to purchase 1.3 million Euros.  A plus or minus ten percent change in foreign exchange rates will not have a material impact on the condensed consolidated financial statements.

ITEM 4.                CONTROLS AND PROCEDURES

(a)       Evaluation of Disclosure Controls and Procedures.  We maintain disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(c) under the Securities Exchange Act of 1934 (the “Exchange Act”),  that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Based on their evaluation as of the end of the period covered by this Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

(b)       Changes in Internal Control over Financial Reporting.  There were no changes in our internal control over financial reporting that occurred during the three-month period ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.               Legal Proceedings

On October 9, 2009, we filed a claim against Global Investments Group Ltd (“GIG”) and Prevent Global d.d (“Prevent”) in the English High Court of Justice, Commercial Court.  The claim relates to a series of agreements we entered into in 2004 with GIG for a turn-key project in Slovenia to enable GIG to manufacture and distribute optical memory cards (the “Agreements”).  In 2007, GIG assigned all of its rights, title and interest in the Agreements (including rights to equipment we hold) to Prevent and Prevent agreed to assume all of the obligations under the Agreements.  However, a dispute has arisen regarding whether Prevent or GIG (i) is obliged to make payments owed to us under the Agreements; (ii) has title to certain equipment under the Agreements; and (iii) is subject to and bound by the arbitration provisions contained in the Agreements.  We therefore are seeking a declaration from the English Court on these questions and are awaiting responses from both GIG and Prevent.  Based on our review of the information available at this time, our opinion is that the total cost of resolving this contingency should not be material to our condensed consolidated financial statements.

From time to time we are a party to other litigation matters and pending or threatened claims and assessments that are normal in the course of our operations. While we believe that the ultimate outcome of these matters will not be material to our financial position, results of operations or cash flows, the outcome of these matters is not always predictable and negative outcomes may harm our financial position, liquidity, or results of operations.

Item 1A.   Risk Factors

This description of the risk factors associated with our business supersedes the description previously disclosed in Part I, Item 1A of the 2009 Form 10-K and Part II, Item 1A of the Form 10-Q for the quarter ended June 30, 2009.

OUR CURRENT AND FUTURE EXPECTED REVENUES ARE DERIVED FROM A SMALL NUMBER OF ULTIMATE CUSTOMERS SO THAT THE LOSS OF OR REDUCTIONS IN PURCHASES BY ANY ONE ULTIMATE CUSTOMER COULD MATERIALLY REDUCE OUR REVENUES AND RESULT IN LOSSES.  During the three-month period ended September 30, 2009 and each of the previous two fiscal years, we derived, on average, 67% of our revenues from seven programs.  Due to the lengthy sales cycles, we believe that these programs, with perhaps the addition of a few other programs, will be the basis for a majority of our revenues in the near-term.  The loss of or reductions in purchases by any one of our largest customers due to program cutbacks, competition, or other reasons could materially reduce our revenue base.  We have incurred losses when there are material reductions, gaps or delays in card orders from our largest U.S. or foreign government programs or if such programs are reduced in scope, delayed, canceled, or not extended and not replaced by other card orders or other sources of income.

Revenues from the following major customers are shown below accounting for 10% or greater of our total revenues:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
DGM Sistemas LDA ("DGMS")	30%	-	15%	-
General Dynamics Information Technology ("GDIT")	25%	32%	29%	25%
Gemalto Oy ("Gemalto")	12%	9%	21%	11%
Laser Memory Card ("LMC")	11%	4%	8%	3%
Omar K. ACSS Communications and Space Services Company Ltd. ("ACSS")	-	22%	4%	20%

WE HAVE INCURRED NET LOSSES IN ALL BUT SIX QUARTERS DURING THE PREVIOUS FIVE YEARS AND WE MAY NOT BE ABLE TO GENERATE SUFFICIENT REVENUE IN THE FUTURE TO MAINTAIN OR ACHIEVE PROFITABILITY.  In the past five years, only fiscal year 2006 generated a net income.  Although the three and six-month periods ended September 30, 2009 were profitable, there can be no assurance that we will generate enough revenues to maintain profitability.  We are relying principally upon our optical memory card technology to generate future product revenues, earnings and cash flows.  If alternative technologies emerge or if we are otherwise unable to compete, we may not be able to sustain profitability.

OUR CONTRACTS WITH OUR LARGEST CUSTOMERS PROVIDE FOR AN INDEFINITE DELIVERY/INDEFINITE QUANTITY OF SUPPLIES OR SERVICES.  We typically receive purchase orders where customers have the right to delay or cancel at any time.  We have no long-term firm order commitments from any of our largest customers.  Therefore, delays in orders, contract cancellations or changes in technology decisions could result in decreased revenues and operating losses.  Our revenue is predominantly dependent on the receipt of purchase orders on a recurring basis.  We do not have contracts with firm commitments for deliveries over an extended period of time.  This can create volatility in revenues and earnings.  Also, customers may change their technology decisions which could cause further delays or possibly loss of business.

OUR OPTICAL MEMORY CARD PRODUCT REVENUES WILL NOT GROW IF WE DO NOT WIN NEW BUSINESS AND IF PROGRAMS SUCH AS THE ANGOLAN NATIONAL ID PROGRAM OR THE ITALIAN NATIONAL ID PROGRAM ARE NOT IMPLEMENTED AS SUCCESSFULLY AS ANTICIPATED.  There can be no assurance that these programs will be implemented as planned or that we will receive sizable future orders for any of these programs, nor any assurance that we will be able to win any other new business which is necessary to grow or maintain our business to the level we desire.

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

WE ARE CURRENTLY OUR OWN SOLE SOURCE OF OPTICAL MEMORY CARDS AND SEVERAL OF THE STEPS IN OUR CARD MANUFACTURING PROCESS HAVE NO BUILT-IN REDUNDANCY.  THEREFORE, WE ARE SUSCEPTIBLE TO SUPPLY INTERRUPTIONS, INCLUDING IF CERTAIN MACHINERY WERE TO BREAK DOWN.  MUCH OF OUR MANUFACTURING EQUIPMENT IS COMPRISED OF CUSTOM VERSIONS OF MACHINERY, SOME OF WHICH IS MORE THAN 20 YEARS OLD.  IN ADDITION, WE ARE AT RISK OF LOSING OR NOT OBTAINING CERTAIN PROGRAMS SHOULD THEY REQUIRE A SECOND SOURCE.  We use a proprietary manufacturing process with custom machinery and several of the steps in our card manufacturing process have no built-in redundancy, or in some cases, have the redundancy located in Germany.  We are susceptible to supply interruptions when our line goes down and when our line malfunctions.  Much of our machinery is comprised of customized versions of machinery that has long lead times to replace and may be difficult to maintain or repair, requiring us to be self-reliant.  Some of the machinery we use is more than 20 years old and is no longer produced by its manufacturer, which would require us to adapt a newer version to our needs if this machinery broke down, which would involve additional delay, effort and expense.  If current or potential customers require a second source for their card programs (which is a common business practice) they could decide to use one of our competitors that may have multiple sources of supply.  This would harm our business and financial results.

IF WE ARE UNABLE TO BUY RAW MATERIALS IN SUFFICIENT QUANTITIES AND ON A TIMELY BASIS, WE WILL NOT BE ABLE TO DELIVER PRODUCTS TO CUSTOMERS ON TIME, WHICH COULD CAUSE US TO LOSE CUSTOMERS RESULTING IN A DECLINE IN REVENUES.  Most of the raw materials used in the manufacture of optical memory cards are available from one or more qualified suppliers.  Such materials include plastic film used in optical memory card production, which are available from one supplier in the U.S. and from multiple foreign suppliers.  Processing chemicals, inks and bonding adhesives are obtained from various U.S. and foreign suppliers.  We often order significant quantities of raw materials to prepare for expected demand.  If the demand does not materialize as expected, raw material inventory supplies will grow as it takes longer to consume in production sized for actual sales volume.  It is possible that this could lead to high levels of obsolescence and inventory write-downs if product designs change or demand decreases.  Also, certain photographic film are commercially available solely from Eastman Kodak Company (“Kodak”) of the United States.  No assurance can be given that Kodak will continue to supply such photographic film on a satisfactory basis and in sufficient quantities to meet our requirements.  If Kodak were to discontinue manufacturing the film from which our optical media is made, we would endeavor to establish an alternate supplier for such film, although the purchase price could increase and reliability and quality could decrease with a new supplier.  No assurance can be given that we will have adequate demand to attract a second source.  In addition, an alternate supplier could encounter technical issues in producing the film, as there may be know-how and manufacturing expertise which Kodak has developed over the years which an alternate supplier may have difficulty replicating.  If Kodak announced that it would no longer offer film, we would request that Kodak provide us with a last-buy opportunity which we would plan to take maximum advantage of, although no assurance can be given that Kodak would provide us with such an opportunity.  There can be no assurance that we would be able to procure an alternate source of supply of this film on reasonable terms or at all, which could force us to design new cards using different materials.  This could be very disruptive to our business, result in increased costs and lower quality products, and cause us to lose sales.  We are also researching other materials besides film for use as optical memory card media.  Even if developed or procured, there can be no assurance that other materials could be used as a replacement for Kodak film in our current product or be cost-effective.

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

AN INTERRUPTION IN THE SUPPLY OF READ/WRITE DRIVE PARTS OR DIFFICULTIES ENCOUNTERED IN READ/WRITE DRIVE ASSEMBLY COULD CAUSE A DELAY IN DELIVERIES OF DRIVES AND OPTICAL MEMORY CARDS AND A POSSIBLE LOSS OF SALES, WHICH WOULD ADVERSELY AFFECT OUR OPERATING RESULTS.  Several major components of our read/write drive are designed specifically for our products. For example, the optical recording head for the current drive is a part obtained from one supplier and at current production volumes; it is not economical to have more than one supplier for this custom component.  While we carry a large inventory of safety stock for this item, any delays in or inability to obtain parts from this supplier could cause us to lose revenues while we source a second supplier.  The ability to produce read/write drives in high-volume, if required, will be dependent upon maintaining or developing sources of supply for components that meet our requirements for high volume, quality, and cost. In addition, we could encounter quality control or other production problems at high-volume production of read/write drives.  Any of this could cause us to lose optical card sales as well as sales of our drives.

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

WE ARE SUBJECT TO RISKS ASSOCIATED WITH CHANGES IN FOREIGN CURRENCY EXCHANGE RATES.  Part of the manufacturing process of certain of our products takes place in our operations in Germany.  Also, some of the raw materials we use to manufacture optical memory cards are sourced in Europe.  These costs are denominated in Euros, the currency used in much of Europe.  However, when we sell our finished products, the prices that we charge are denominated in U.S. dollars.  Accordingly, we are subject to exposure when the exchange rate for Euros increases in relation to the U.S. dollar.  When the U.S. dollar weakens against other currencies in which we transact business, particularly against Euro, generally sales and net income will be positively impacted.  Conversely, when the U.S. dollar strengthens against other currencies in which we transact business, particularly against Euro, generally sales and net income will be negatively impacted. As of September 30, 2009, we had not entered into a forward exchange contract or other hedging transaction to hedge against or potentially minimize the foreign currency exchange risk related to transactions other than those related to inter-company transactions.  The losses on foreign currency exchange related to purchase and intercompany transactions for these periods were immaterial, but we have no assurance that such losses will not be significant in the future.

WE HAVE INVESTED A SIGNIFICANT PORTION OF OUR CASH IN AUCTION RATE SECURITIES (“ARS”), WHICH BECAME ILLIQUID IN FEBRUARY 2008.  WE COULD RECORD FURTHER IMPAIRMENT CHARGES IF THE FAIR VALUE OF THESE INVESTMENTS DECLINES FURTHER. As of September 30, 2009, we held $13.5 million par value with fair value of $12.4 million, of marketable securities consisting of ARSs that we classified as current investments in our condensed consolidated balance sheets. Previously UBS Financial offered and we accepted a “Rights” offering whereby UBS offered to purchase certain ARSs it placed, including those we hold, at par or face value.  Also included in our short-term investment is the Put Option received in this rights offering from UBS recognized as a benefit with a fair value of approximately $1.1 million.  Although we recorded a net gain of approximately $0.3 million during the six-month period ended September 30, 2009 resulting from a change in fair values, there is no assurance that the fair value will continue to be favorable in the future. UBS has the “Right” to purchase its ARSs at par at any time through July 3, 2012 and we have the “Right” to sell our ARSs at par to UBS at any time from June 30, 2010 through July 3, 2012.  We intend to exercise our Put Option and sell our ARSs to UBS on June 30, 2010.  As of September 30, 2009, we have borrowed $9.1 million from UBS under a credit line collateralized by the ARSs. We recognized a net loss of $0.3 million related to the fair values of the ARSs and the Put Option during fiscal year 2009.

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

THE AMOUNT OF OUR NET OPERATING LOSS CARRYFORWARDS (“NOLS”) IS UNCERTAIN AND PRIOR TRANSACTIONS TO WHICH WE HAVE BEEN A PARTY AND FUTURE TRANSACTIONS TO WHICH WE MAY BECOME A PARTY, INCLUDING STOCK ISSUANCES AND CERTAIN SHAREHOLDER STOCK TRANSACTIONS, MAY JEOPARDIZE OUR ABILITY TO USE SOME OR ALL OF OUR NOLS. Based on current tax law, we believe we had NOLs sufficient for U.S. federal and state income tax purposes to offset future taxable income in the amount of $19.2 million as of March 31, 2009. As of September 30, 2009, we had incurred significant cumulative losses in the U.S.  Our ability to utilize these NOLs may be subject to significant limitations under Section 382 of the Internal Revenue Code if we have undergone, or undergo in the future, an ownership change.  An ownership change occurs for purposes of Section 382 of the Internal Revenue Code if, among other things, stockholders who own or have owned, directly or indirectly, 5% or more of our common stock (with certain groups of less-than-5% stockholders treated as a single stockholder for this purpose) increase their aggregate percentage ownership of our common stock by more than fifty percentage points above the lowest percentage of the stock owned by these stockholders at any time during the relevant three-year testing period. In the event of an ownership change, Section 382 imposes an annual limitation, based upon the value of the company at the time of the ownership change, on the amount of taxable income a corporation may offset with NOLs. Any unused annual limitation may be carried over to later years until the applicable expiration date for the respective NOLs.  To the extent that these NOLs become significantly limited, we expect to be taxed on our income, if any, at the U.S. federal and state statutory rates.  As a result, any inability to utilize these NOLs would adversely affect future operating results by the amount of the federal or state taxes that would not have otherwise been payable, having an adverse impact on our operating results and financial condition.  In addition, the inability to use NOLs could harm the value at which we might be acquired by a third-party and would adversely affect our financial condition relative to our financial condition had the NOLs been available.  In addition, California and certain states have suspended use of NOLs, and other states are considering similar measures.  As a result, we may incur higher state income tax expense in the future.  Depending on our future tax position, continued suspension of our ability to use state NOLs could have an adverse impact on our operating results and financial condition.

IN MARCH 2004, WE SOLD A CARD MANUFACTURING LICENSE UNDER WHICH WE WILL PROVIDE CERTAIN FACTORY SET-UP AND TRAINING SERVICES IN SLOVENIA TO GLOBAL INVESTMENT GROUP LTD. (“GIG”) IN CONJUNCTION WITH PREVENT GLOBAL OF SLOVENIA (“PREVENT GLOBAL”).  NEITHER GIG NOR PREVENT GLOBAL ARE CURRENT WITH THE OBLIGATIONS UNDER THE AGREEMENT.  There have been certain agreements made between us and GIG in conjunction with Prevent Global of Slovenia (Prevent) regarding this contract.  We are obligated to deliver manufacturing equipment and installation support specified in the contract to GIG/Prevent Global for a card manufacturing facility in Slovenia that has not yet been provided by GIG or Prevent, to provide a targeted initial manufacturing capacity of 10 million optical cards annually.  Our obligation arises under an agreement with GIG which was assumed by Prevent in 2007.  We have performed our obligations under the agreements and stand ready to complete the remaining obligations.  GIG has claimed that it still has rights to the agreement.  We have filed a claim in the United Kingdom, the court of jurisdiction, for the determination of who between GIG and Prevent Global is the rightful counterparty to the agreements.  It is possible that we, Prevent Global or GIG will initiate other litigation to enforce rights under the agreements.  Any such litigation may be expensive to us and distracting to our management even if we ultimately prevail.  In addition, if either Prevent Global or GIG does not perform under the agreement, we may not receive the expected benefits under the agreement, including profits and payment of past due amounts.

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

WE MAY FACE RISKS FROM OUR FOREIGN OPERATIONS AND SUBSTANTIAL INTERNATIONAL SALES.  Our products are used in countries around the world in addition to the United States, such as Germany, the United Kingdom, Switzerland, Angola, Italy, India, Costa Rica, and the Kingdom of Saudi Arabia.  International sales accounted for approximately 54% and 51% of our major program revenues during the three and six-month periods ended September 30, 2009, respectively. International sales accounted for approximately 44% and 46% of our major program revenues during the three and six-month periods ended September 30, 2008, respectively.  We also operate a subsidiary in Germany.  Our international operations are subject to the following risks, among others: difficulty with staffing and managing international operations; transportation and supply chain disruptions and increased transportation expense as a result of epidemics, terrorist activity, acts of war or hostility, increased security and less developed infrastructure; political and economic uncertainty caused by changes in governments, epidemics, terrorism or acts of war or hostility; difficulties in collecting receivables and longer accounts receivable payment cycles; and potentially adverse tax consequences.

Item 4. – Submission of Matters to a Vote of Security Holders

At the Company’s September 15, 2009 Annual Meeting of Stockholders, the Company’s stockholders

(i)	elected the Board of Directors.
(ii)	ratified the selection of SingerLewak as independent registered public accounting firm.

Of the 12,142,595 shares of common stock outstanding as of the record date of July 17, 2009, a total of 10,187,891 shares were voted in person or by proxy, representing 83.9% of the total votes eligible to be cast, constituting a majority and more than a quorum of the outstanding shares entitled to vote.

All of the members of our Board of Directors were nominated for re-election at the 2009 Annual Meeting.  Votes cast in connection with the election of directors were: Bernard C. Bailey (9,777,593 votes for re-election, 410,298 votes withheld), Robert T. DeVincenzi (9,868,067 votes for re-election, 319,824 withheld), Arthur H. Hausman (9,726,501 votes for re-election, 461,390 votes withheld), Donald E. Mattson (9,851,615 votes for re-election, 336,276 votes withheld), Albert J. Moyer (9,765,634 votes for re-election, 422,257 votes withheld) and Walter F. Walker (9,390,637 votes for re-election, 797,254 votes withheld).

For Proposal 2 Ratification of the Company’s independent registered public accounting firm, 10,051,962 shares were voted in favor, and there were 69,294 negative votes, 66,635 abstentions, and no broker non-votes.

There were no other matters submitted to a vote of security holders during the period for which this report is filed.

Item 6. – Exhibits

See the Exhibit Index following the signature page to this Quarterly Report on Form 10-Q for the information required by this item.

    SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

LASERCARD CORPORATION
(Registrant)

Signature	Date

/s/ Robert T. DeVincenzi	November 10, 2009
Robert T. DeVincenzi
Chief Executive Officer (Principal Executive Officer)

/s/ Steven G. Larson	November 10, 2009
Steven G. Larson
Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

3.1	Certificate of Incorporation. (1)

3.2	Amended and Restated Bylaws. (2)

10.1	Executive Bonus Plan. (2)

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*Filed herewith.

(1) Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2005 and incorporated herein by reference.
(2) Previously filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the SEC on July 29, 2009 and incorporated herein by reference.