Form 10-Q
period 2010-01-01
LASERCARD CORP
filed 2010-02-09
CIK 30140

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[Mark One]

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarterly Period Ended January 1, 2010

OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition Period from _____ to _____

Commission File Number:  0-6377

LASERCARD CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	77-0176309
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1875 North Shoreline Boulevard, Mountain View, CA	94043-1601
(Address of principal executive offices)	(Zip Code)

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
Large accelerated filer ☐                                                                                                Accelerated filer ☐
Non–accelerated filer ☐                                                                                                Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes  ☒ No

Number of outstanding shares of common stock, $.01 par value, at February 9, 2010:  12,234,492

PART I.                 FINANCIAL INFORMATION

ITEM 1.                 CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

LASERCARD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In thousands)

	December 31,	March 31,
	2009	2009*
ASSETS
Current assets:
Cash and cash equivalents	$29,756	$15,912
Short-term investments	12,450	174
Accounts receivable, net of allowance of $121 at December 31, 2009
and $59 at March 31, 2009	2,962	10,217
Inventories, net of reserves of $2,086 at December 31, 2009	13,110	14,232
and $863 at March 31, 2009
Deferred contract costs	252	345
Prepaid and other current assets	829	934
Total current assets	59,359	41,814

Property and equipment, net of accumulated depreciation of $23,395 at December 31, 2009	9,880	10,872
and $21,555 at March 31, 2009
Equipment held for resale	7,154	7,062
Long-term investments	-	13,239
Patents and other intangibles, net	328	400
Notes receivable	244	227
Deferred contract costs	79	568
Other non-current assets	49	108
Total assets	$77,093	$74,290

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,840	$1,698
Accrued liabilities	4,799	3,397
Deferred income tax liability	190	234
Advance payments from customers	4,254	7,958
Short-term debt	8,429	8,681
Deferred revenue	534	589
Deferred rent	261	257
Capital lease obligation	77	72
Total current liabilities	20,384	22,886

Capital lease obligation, net of current portion	101	166
Advance payments from customers, net of current portion	24,506	26,122
Deferred revenue, net of current portion	3,306	3,788
Deferred rent, net of current portion	1,026	1,203
Income tax payable	277	277
Total liabilities	49,600	54,442

Stockholders' equity:
Common stock	122	121
Additional paid-in capital	68,869	66,422
Accumulated deficit	(41,668)	(46,807)
Accumulated other comprehensive income	170	112
Total stockholders' equity	27,493	19,848

Total liabilities and stockholders’ equity	$77,093	$74,290

*Amounts derived from audited consolidated financial statements

The accompanying notes are an integal part of these condensed consolidated financial statements.

LASERCARD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2009	2008	2009	2008

Revenues	$12,409	$10,906	$44,433	$35,095
Cost of sales	6,827	7,314	25,459	23,471
Gross profit	5,582	3,592	18,974	11,624

Operating expenses:
Selling, general, and administrative expenses	4,087	3,950	12,439	11,437
Research and development expenses	214	286	881	1,974
Total operating expenses	4,301	4,236	13,320	13,411
Operating income (loss)	1,281	(644)	5,654	(1,787)

Other income (expense), net	(13)	(219)	687	(94)

Income (loss) before income taxes	1,268	(863)	6,341	(1,881)

Provision (benefit) for income tax	(81)	(14)	1,202	3

Net income (loss)	$1,349	$(849)	$5,139	$(1,884)

Net income (loss) per share:
Basic	$0.11	$(0.07)	$0.42	$(0.16)
Diluted	$0.11	$(0.07)	$0.42	$(0.16)

Weighted-average shares of common stock
used in computing net income (loss) per share:
Basic	12,234	12,085	12,143	12,035
Diluted	12,284	12,085	12,197	12,035

The accompanying notes are an integral part of these condensed consolidated financial statements.

LASERCARD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Nine Months Ended
	December 31,
	2009	2008
Cash flows from operating activities:
Net income (loss)	$5,139	$(1,884)
Adjustments to reconcile net income (loss) to net cash provided by
(used in) operating activities:
Depreciation and amortization	2,006	2,160
Equipment write-off reserve	29	296
Provision (benefit) for doubtful accounts receivable	58	(2)
Reserve for excess and obsolete inventory	1,217	66
Provision (benefit) for warranty reserve	(14)	51
Decrease in deferred income tax assets	-	65
Stock-based compensation	1,684	1,751
Put option, (gain)/loss on fair value	79	(1,227)
Mark to market, trading (gain)/loss	(340)	1,431
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	7,302	(3,424)
Decrease (increase) in inventories	48	(2,747)
Decrease in deferred contract costs	596	328
Decrease in other current assets	310	32
Increase in equipment held for resale	(93)	(517)
Decrease in other non-current assets	60	168
Increase (decrease) in accounts payable and accrued liabilities	1,438	(379)
Decrease in deferred income tax	(61)	(82)
Increase (decrease) in deferred revenue	(549)	269
Increase (decrease) in deferred rent	(172)	221
Increase (decrease) in advance payments from customers	(5,470)	5,585
Net cash provided by operating activities	13,267	2,161
Cash flows from investing activities:
Purchases of property and equipment	(861)	(2,366)
Acquisition of patents and other intangibles	(10)	(119)
Proceeds from maturities of short-term investments	1,050	-
Net cash provided (used) in investing activities	179	(2,485)
Cash flows from financing activities:
Proceeds from sale of common stock through stock plans	229	138
Tax benefit on carryforward of gain from exercise of common stock options	634	-
Employee's taxes withheld and paid for restricted stock	(99)	-
Net borrowing on revolving credit agreement	(253)	3,000
Principal payments on capital lease obligation	(53)	(36)
Net cash provided by financing activities	458	3,102
Effect of exchange rate changes on cash and cash equivalents	(60)	240
Net increase in cash and cash equivalents	13,844	3,018
Cash and cash equivalents:
Beginning of period	$15,912	$5,583
End of period	$29,756	$8,601

Supplemental disclosures - cash payments for:
Income taxes	$250	$-
Interest	$137	$93

Supplemental schedule of non-cash investing activities:
Equipment acquired under capital lease	$-	$198
Unrealized (gain)/loss in fair value of investments	$(261)	$205

The accompanying notes are an integral part of these consolidated financial statements.

LASERCARD CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. Basis of Presentation

The unaudited condensed consolidated financial statements contained herein include the accounts of LaserCard Corporation and its wholly owned subsidiaries (“LaserCard,” “we,” “us” or “our”).  All significant intercompany accounts and transactions have been eliminated upon consolidation. The consolidated balance sheet data as of March 31, 2009 was derived from audited consolidated financial statements, but does not include all disclosures required by U.S. generally accepted accounting principles (“GAAP”).

The condensed consolidated financial statements included herein have been prepared by LaserCard, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations, although we believe the disclosures made herein are adequate to make the information presented not misleading.  Further, the condensed consolidated financial statements reflect, in the opinion of management, all adjustments necessary to present fairly the financial position and results of operations at the dates and for the periods indicated.

These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the fiscal year ended March 31, 2009, included in our Annual Report on Form 10-K, filed with the SEC on June 15, 2009 (the “2009 Form 10-K”).

The results of operations for the three and nine-month periods ended December 31, 2009 are not necessarily indicative of results to be expected for any future period.  Certain amounts in fiscal year 2009 have been reclassified to conform to the current year presentation.  We evaluated subsequent events through February 9, 2010, the date on which this Quarterly Report on Form 10-Q was filed with the SEC and found no material event had occurred subsequent to December 31, 2009.

Recently Adopted Accounting Pronouncement: In June 2009, the Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification™ (the “Codification”) became the single source of authoritative GAAP.  The Codification did not create any new GAAP standards but incorporated existing accounting and reporting standards into a new topical structure with a new referencing system to identify authoritative accounting standards, replacing the prior references to Statement of Financial Accounting Standards (“SFAS”), Emerging Issues Task Force (“EITF”), FASB Staff Position (“FSP”), etc.  Authoritative standards included in the Codification are designated by their Accounting Standards Codification (“ASC”) topical reference, and new standards will be designated as Accounting Standards Updates (“ASU”), with a year and assigned sequence number.  Beginning with this interim report for the second quarter of fiscal year 2010, references to prior standards have been updated to reflect the new referencing system.

In June 2009, the FASB concurrently issued amendments to ASC 860, Transfers and Servicing (formerly SFAS No. 166), and ASC 810, Consolidation (formerly SFAS No. 167), that change the way entities account for securitizations and other transfers of financial instruments.  In addition to increased disclosure, these amendments eliminate the concept of qualifying special purpose entities and change the test for consolidation of variable interest entities.  These amendments will be effective for LaserCard as of April 1, 2010.  We have evaluated these amendments and believe they will have no impact on our financial condition or results of operations.

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

These ASUs should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with earlier application permitted.  Alternatively, an entity can elect to adopt these standards on a retrospective basis, but both of these standards must be adopted in the same period using the same transition method.  We expect to apply this standard on a prospective basis for revenue arrangements entered into or materially modified beginning April 1, 2010.  We are currently evaluating the potential impact these standards may have on our financial position and results of operations.

2. Summary of Significant Accounting Policies

(1.) Principles of Consolidation and Basis of Presentation.  The accompanying condensed consolidated financial statements have been prepared in accordance with GAAP. The condensed consolidated financial statements include our accounts.  All intercompany accounts and transactions have been eliminated upon consolidation.

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

(3.) Fiscal Period.  For purposes of presentation, we label our annual accounting period end as March 31 and our quarterly accounting period ends as June 30, September 30 and December 31.  In fact, we operate and report based on quarterly periods ending on the Friday closest to month end.  The 13-week third quarter of fiscal year 2010 ended on January 1, 2010, and the 13-week third quarter of fiscal year 2009 ended on January 2, 2009.

(4.) Foreign Currency Transactions.  The functional currency of our foreign subsidiary is the local currency. The financial statements of this subsidiary are translated to U. S. dollars using period-end rates of exchange for assets and liabilities and average rates of exchange for the period for revenues and expenses. Translation gains (or losses) are recorded in accumulated other comprehensive loss as a component of stockholders’ equity.  Gains and losses resulting from foreign exchange transactions are netted and included in other income and expense and were not significant during the periods presented.

(5.) Derivative Financial Instruments.  We use short-term foreign exchange forward contracts to mitigate foreign currency risk associated primarily with inter-company receivables and payables, and loan receivables (denominated in Euros) with our subsidiary in Germany.  Our foreign exchange forward contracts are not designated for accounting purposes as hedging instruments under the provisions of ASC 815, Accounting for Derivative Instruments and Hedging Activities (formerly SFAS No. 133), as amended.  Accordingly, any gains or losses resulting from changes in the fair value of the forward contracts are reported in other income (expense), net.  The gains and losses on these forward contracts generally offset gains and losses associated with the underlying foreign currency denominated inter-company receivables and payables, and loans receivable.  At December 31, 2009 and March 31, 2009, we had foreign exchange forward contracts with a maturity of less than 30 days to purchase 1.2 million Euros and 1.3 million Euros, respectively.  The fair value of the forward contracts was not material at December 31, 2009 and March 31, 2009.

Refer to Note 2, caption 8, Cash and Cash Equivalents, Short-term Investments and Long-term Investments of the condensed consolidated financial statements for further discussion of our noncurrent investments.

LASERCARD CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(6.) Concentrations of Risk. Financial instruments that potentially subject LaserCard to significant concentrations of credit risk consist principally of cash, cash equivalents, short-term investments, long-term investments and accounts receivable. We place our cash, cash equivalents, short-term and long-term investments in high-credit quality financial institutions. We are exposed to credit risk in the event of default by these institutions to the extent of the amount recorded on the condensed consolidated balance sheets. As of December 31, 2009, we held $12.5 million par value of marketable securities consisting of auction rate securities (“ARSs”) that were classified as short term investments in our condensed consolidated balance sheet due to its trading securities classification and with a maturity of less than one year.  Also included in our short-term investment is the Put Option received in this “Rights” offering from UBS Financial Services (“UBS”), recognized as a benefit with a fair value of approximately $0.9 million.  UBS has the “Right” to purchase its ARSs at par at any time through July 3, 2012 and we have the “Right” to sell our ARSs at par to UBS beginning June 30, 2010 through July 3, 2012.  We intend to exercise our Put Option and sell our ARSs to UBS on June 30, 2010, which is now within one year.  We have a loan from UBS in the amount of $8.4 million at December 31, 2009 under a credit line collateralized by the ARSs.  As of March 31, 2009, our ARSs investment had a fair value of $12.2 million and the Put Option was valued at $1.0 million.

More detailed information about the reasons behind the designation and the risks we face with regard to our investment in the ARSs can be found under Cash and Cash Equivalents, Short-term Investments and Long-term Investments below.

Accounts receivable are derived from revenue earned from customers primarily located in the United States, Italy, the Kingdom of Saudi Arabia, Angola and Germany. We perform ongoing credit evaluations of our customers’ financial condition and generally do not require collateral. We maintain reserves for potential credit losses and historically, such losses have been immaterial.

(7.) Major Customers. The following customers accounted for more than 10% of revenues for the periods shown below.  The revenue from these customers was attributable to both the optical memory card including multi-technology cards (“OMC”) segment and the drive, system and enabling services segment.  No other customer accounted for more than 10% of revenues during these periods.

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2009	2008	2009	2008
General Dynamics Information Technology ("GDIT")	31%	20%	30%	23%
DGM Sistemas LDA ("DGMS")	23%	17%	17%	<10%
Laser Memory Card ("LMC")	10%	-	<10%	<10%
Gemalto Oy ("Gemalto")	<10%	<10%	18%	<10%
Omar K. ACSS Communications and Space Services Company Ltd. ("ACSS")	-	25%	<10%	22%

Two customers accounted for 45% and 10% of accounts receivable at December 31, 2009, as compared with three customers accounting for 45%, 18% and 10% of accounts receivable at March 31, 2009.

(8.) Cash and Cash Equivalents, Short-term Investments and Long-term Investments.  We account for our short-term marketable securities in accordance with ASC 320, Accounting for Certain Investments in Debt and Equity Securities (formerly SFAS No. 115).  We consider all highly liquid investments, consisting primarily of commercial paper, discount notes, U.S. government bonds, and ARSs, with maturities of three months or less at date of purchase, to be cash equivalents.  All investments with maturities at date of purchase of more than three months or current maturities of less than one year are classified as short-term investments.  Investments with current maturities of more than one year are classified as long-term investments.  We determine the length of our investments after considering our cash requirements and yields available for the type of investment considered by Management.  Management determines the appropriate classification of debt and equity securities at the time of purchase and reevaluates the classification of investments as of each balance sheet date.  We own investments in marketable securities that have been designated as “trading securities.”  Trading securities are bought and sold principally for the purpose of selling them in the near term and are reported in the financial statements at fair value.  Changes in the fair value from period to period are reported as a component of net income.

LASERCARD CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

ARSs are structured with short-term interest rate reset dates of generally 28 to 35 days but with contractual maturities that are in some cases well in excess of ten years.  Ninety-six and 3/10 percent (96.3%) of our investments in Student Loan Auction Rate Securities (“SLARSs”) have 95% of principal and interests guaranteed under the Federal Family Education Loan Program (“FFELP”) and are AAA rated.  The remaining balance is privately financed and consists of an over-collateralized pool of graduate student loans.  We believe that the credit quality of these securities is high based on the guarantees and collateralization.  Until February 2008, at the end of each reset period, we could sell or continue to hold the securities at par value.  This auction process historically provided a liquid market for ARSs.  Since February 2008, however, auctions failed due to sell orders exceeding buy orders. The funds associated with failed auctions will not be accessible until a successful auction occurs, a buyer is found outside of the auction process, the underlying securities have matured or are recalled by the issuer, or UBS purchases them as described below.  At December 31, 2009 and March 31, 2009, there was insufficient observable ARSs market information available to determine the fair value of the ARSs. Therefore, in order to validate the fair value estimate of these securities, we incorporated assumptions such as credit quality or financial standing of the issuer, final stated maturities, estimates on the probability of the issue being called prior to final maturity, impact due to extended periods of maximum auction rates, liquidity risk premium, and broker quotes from independent valuators using widely accepted financial models. Management believes that the resulting estimates are reasonable considering the unique circumstances of the subject SLARSs and the method of valuing the Put Option as forward contracts.  We continue to earn interest at the contractual rate on the ARSs.  As of December 31, 2009 and March 31, 2009, we held $12.5 million par value and $12.2 million, respectively, of marketable securities consisting of ARSs, which were classified as trading securities.  They were classified as non-current assets in our consolidated balance sheet as of March 31, 2009 and as current assets on our balance sheet as of December 31, 2009, as we intend to exercise the Put Option and sell the ARSs to UBS on June 30, 2010.

UBS issued a prospectus dated October 7, 2008 for a “Rights” offering whereby UBS offered to purchase certain ARSs it placed, including those we hold, at par or face value.  On October 29, 2008 (“Acceptance Date”), we submitted the acceptance form to participate in the “Rights” offering.  UBS has the “Right” to purchase its ARSs at par at any time through July 3, 2012 and we have the “Right” to sell our ARSs at par to UBS beginning June 30, 2010 through July 3, 2012.  As part of the offering, UBS offered a line of credit of about 75% of the fair value of the ARSs, as calculated by UBS, until they are purchased by UBS.  The line of credit has certain restrictions described in the prospectus.  We had borrowed a total outstanding amount of $8.4 million as of December 31, 2009, a decrease of $0.3 million from its balance as of March 31, 2009 of $8.7 million.

The “Rights” represent a firm agreement in accordance with ASC 815, Accounting for Derivative Instruments and Hedging Activities (formerly SFAS No. 133), which defines a firm agreement as an agreement with an unrelated party, binding on both parties and usually legally enforceable, with the following characteristics:  a) the agreement specifies all significant terms, including the quantity to be exchanged, the fixed price, and the timing of the transaction, and b) the agreement includes a disincentive for nonperformance that is sufficiently large to make performance probable.  The enforceability of the “Rights” results in a Put Option and should be recognized as a free standing derivative separate from the ARSs.  By electing to participate in the Rights offering, we granted UBS the right, exercisable at any time prior to July 3, 2012, to purchase or cause the sale of its ARSs (the “Call Right”).  UBS has agreed to pay us the par value of its ARSs within one day of settlement of any Call Right transaction.  Notwithstanding the Call Right, we are permitted to sell ARSs to other parties besides UBS, in which case the Put Rights attached to the ARSs that are sold would be extinguished.  Management elected to adopt ASC 825, The Fair Value Option for Financial Assets and Financial Liabilities (formerly SFAS No. 159), on December 31, 2008 on the Put Option and elected to change its treatment of the ARS portfolio from available-for-sale securities to trading securities.  During the nine-month period ended December 31, 2009, we recognized a $0.3 million gain due to the change in fair value of the ARSs investment and the Put Option.  We reclassified these investments from non-current assets on March 31, 2009 to current assets on June 30, 2009 to reflect management’s intent to exercise the Put Option on June 30, 2010, which is within one year.  We believe that we will recover the value of the ARSs at par on June 30, 2010 when we intend to exercise the Put Option with UBS. For the nine-month period ended December 31, 2008, we recorded a net loss of about $0.2 million resulting from the fair values of the ARSs and the Put Option.

LASERCARD CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Cash, cash equivalents and investments consist of the following (in thousands):

	December 31, 2009
			Gross	Gross
			Unrealized	Unrealized	Estimated
	Cost		Gains	Losses	Fair Value

Cash and Cash equivalents	$29,756		$-	$-	$29,756
Short-term investments-ARSs	12,450	*	-	927	11,523
Put option	-		927	-	927
	$42,206		$927	$927	$42,206
* Redeemed $1,050,000

	March 31, 2009
			Gross	Gross
			Unrealized	Unrealized	Estimated
	Cost		Gains	Losses	Fair Value

Cash and Cash equivalents	$15,912		$-	$-	$15,912
Short-term investment	174		-	-	174
Long-term investments-ARSs	13,500		-	(1,267)	12,233
Put option	-		1,006	-	1,006
	$29,586		$1,006	$(1,267)	$29,325

(9.) Fair Value of Measurements.  Effective April 1, 2008, we adopted ASC 820, Fair Value Measurements (formerly SFAS 157), except as it applies to the nonfinancial assets and nonfinancial liabilities subject to FSP 157-2. ASC 820 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that is determined based on assumptions that market participants would use in pricing an asset or a liability. As a basis for considering such assumptions, ASC 820 establishes a three-tier value hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:

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

In accordance with ASC 820, we measure our cash equivalents and marketable securities at fair value.  Cash equivalents and marketable securities are primarily classified within Level 1, with the exception of the investments in ARSs, which are classified within Level 3. Cash equivalents and marketable securities are valued primarily using quoted market prices utilizing market observable inputs.  Our ARS investments are classified within Level 3 because there are no active markets for the ARSs and therefore we are unable to obtain independent valuations from market sources.  Therefore, the ARSs were valued using a discounted cash flow model. Some of the inputs to the cash flow model are unobservable in the market. The total amount of assets measured using Level 3 valuation methodologies represented 16% of total assets as of December 31, 2009.

LASERCARD CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The table below shows, by level, financial assets that were accounted for at fair value as of December 31, 2009 and March 31, 2009.  The table does not include assets and liabilities which are measured at historical cost or any basis other than fair value (in thousands):

	December 31, 2009

Items measured at fair value on a recurring basis:	Portion of Carrying Value Measured at Fair Value	Level 1	Level 3

Cash equivalents: Money Market funds	$28,414	$28,414	$-
Short-term investments: Auction Rate Securities	11,523	-	11,523
Short-term investments: Put Option	927	-	927
	$40,864	$28,414	$12,450

	March 31, 2009

Items measured at fair value on a recurring basis:	Portion of Carrying Value Measured at Fair Value	Level 1	Level 3

Cash equivalents: Money Market funds	$14,400	$14,400	$-
Short-term investments: Other	174	174	-
Long-term investments: Auction Rate Securities	12,233	-	12,233
Long-term investments: Put Option	1,006	-	1,006
	$27,813	$14,574	$13,239

LASERCARD CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table summarizes the change in fair values for Level 3 items as of December 31, 2009 and March 31, 2009 (in thousands):

	December 31, 2009	March 31, 2009
	Level 3	Level 3

Balance at beginning of period	$13,239	$12,875
Redeemed at par	(1,050)	-
Unrealized gain/(loss) on FV of ARS included in income	340	(1,267)
Unrealized gain/(loss) on FV of put option included in income	(79)	1,006
Reversal of unrealized loss associated with transfer of securities to trading	-	625
Balance at end of period	$12,450	$13,239

(10.) Accounts Receivable, Net. Accounts receivable are net of allowance for doubtful accounts of $121,000 and $59,000 as of December 31, 2009 and March 31, 2009, respectively.  We maintain allowances for doubtful accounts and product return reserves for anticipated losses resulting from the inability of our customers to make required payments and product returns.  We generally compute our allowances based on specifically identifying accounts that are past due and that are likely not collectible.  Interest receivable is accrued from investments in ARSs and other interest-bearing securities.  Other receivables are comprised of value added tax refunds and miscellaneous items.  The components of accounts receivable as of December 31, 2009 and March 31, 2009 are (in thousands):

	December 31,	March 31,
	2009	2009
Trade receivables	$2,977	$10,193
Allowance for doubtful accounts	(121)	(59)
Interest receivable	6	6
Other receivables	100	77
Total net receivables	$2,962	$10,217

(11.) Inventories, Net. Inventories are stated at the lower of cost or market, with cost determined on a first-in, first-out basis and market based on replacement cost or estimated realizable value less cost to sell. The components of inventories as of December 31, 2009 and March 31, 2009 are (in thousands):

	December 31,	March 31,
	2009	2009	Change
Raw materials	$7,005	$6,996	$9
Work-in-process	1,019	1,444	(425)
Finished goods	5,086	5,792	(706)
Total inventory, net	$13,110	$14,232	$(1,122)

Management establishes lower of cost or market reserves, excess and obsolescence reserves.  Inventory reserves are generally recorded when management determines that an item does not have a foreseeable revenue forecast.  Inventory reserves are not relieved until the related inventory has been sold or scrapped.  For the three and nine-month periods ended December 31, 2009, we recorded inventory reserve expense of $0.3 million and $1.4 million, respectively, mainly due to obsolescence.  For the three and nine-month periods ended December 31, 2008, we recorded inventory reserve expense of $0.1 million and $0.3 million, respectively.

(12.) Equipment Held for Resale.  Equipment held for resale consists of parts, labor costs and other costs incurred to build equipment under contracts from which we have also recorded $24.5 million in non-refundable advance payments and $3.3 million in deferred revenue.  Direct incremental costs associated with the purchase or construction of these items is deferred until revenue is recognized.

LASERCARD CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The components of equipment held for resale as of December 31, 2009 and March 31, 2009 are (in thousands):

	December 31,	March 31,
	2009	2009	Change
Parts	$5,470	$5,463	$7
Labor costs	1,571	1,485	86
Other	113	114	(1)
Total equipment held for resale	$7,154	$7,062	92

       (13.) Property and Equipment, Net.  The components of property and equipment as of December 31, 2009 and March 31, 2009 are (in thousands):

	December 31,	March 31,
	2009	2009	Change
Building and land	$956	$887	$69
Equipment and furniture	26,544	26,001	543
Construction in progress, including purchased equipment	485	338	147
Leasehold improvements	5,290	5,201	89
	33,275	32,427	848
Less: accumulated depreciation and amortization	(23,395)	(21,555)	(1,840)
Total property and equipment, net	$9,880	$10,872	(992)

Property and equipment are recorded at cost. Depreciation is provided over the estimated useful lives which currently are four to seven years for equipment and furniture using the straight-line method and twenty-five years for the building using the straight-line method.  Leasehold improvements are amortized over the shorter of the life of the asset or the life of the lease including extensions using the straight-line method. Depreciation and leasehold amortization expense for the three and nine-month periods ended December 31, 2009 were $0.7 million and $1.9 million, respectively.  Depreciation and leasehold amortization expense for the three and nine-month periods ended December 31, 2008 were $0.7 million and $2.1 million, respectively.  Maintenance and minor repairs and replacements are expensed when incurred.  Disposition or retirement of property and equipment related gains and losses are charged to other income and expenses.

(14.) Other Intangible Assets.  Definite life intangible assets capitalized and accumulated amortization as of December 31, 2009 and March 31, 2009 are as follows (in thousands):

	December 31,	March 31,
	2009	2009	Change
Patent expenditures	$3,805	$3,795	$10
Technology transfer expenditures	545	545	-
Total patent and other intangible expenditures	4,350	4,340	10

Patent accumulated amortization	(3,477)	(3,395)	(82)
Technology transfer accumulated amortization	(545)	(545)	-
	(4,022)	(3,940)	(82)
Amortizable patents and other intangibles, net	$328	$400	$(72)

LASERCARD CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Patent amortization expense for the three and nine-month periods ended December 31, 2009 was $27,000 and $82,000, respectively.  Patent amortization expense for the three and nine-month periods ended December 31, 2008 was $48,000 and $110,000, respectively.

(15.) Assessment of Impairment of Tangible and Intangible Long-Lived Assets.  In accordance with ASC 360, Accounting for the Impairment or Disposal of Long-Lived Assets (formerly SFAS No. 144), we assess the impairment of long-lived assets whenever events or changes in circumstances indicate that their carrying value may not be recoverable from the estimated future cash flows expected to result from their use and eventual disposition.  Our long-lived assets subject to this evaluation include property and equipment and amortizable intangible assets.  If our estimate of future undiscounted net cash flows is insufficient to recover the carrying value of the assets, we will record an impairment loss in the amount by which the carrying value of the assets exceeds the fair value.  If assets are determined to be recoverable but the useful lives are shorter than originally estimated, we depreciate or amortize the net book value of the asset over the newly determined remaining useful lives. At December 31, 2009 and March 31, 2009, based on our estimated future cash flow analysis and having had no triggering events such as a significant disposal of a portion of such assets, an adverse change in the market involving the business employing the related asset or a significant decrease in the benefits realized from an acquired business, management determined that the fair value of long-lived assets exceeded their book value.

(16.) Accrued Liabilities.  The components of accrued short and long-term liabilities as of December 31, 2009 and March 31, 2009 are (in thousands):

	December 31,	March 31,
	2009	2009	Change
Deferred compensation	$93	$340	$(247)
Warranty reserves	127	561	(434)
Accrued compensated absences	428	625	(197)
Other accrued liabilities	1,766	1,574	192
Accrued payroll and fringe benefits	2,384	297	2,087
Total accrued liabilities	$4,799	$3,397	$1,402

Approximately $2.6 million was accrued at December 31, 2009 for performance-based incentives and sales commissions, as compared to $0.5 million of sales commissions accrued at March 31, 2009.  There was no performance-based incentive accrued at March 31, 2009.  Deferred compensation related to the Planned Retirement Agreement with our former Chief Executive Officer and President was approximately $93,000 and $340,000 at December 31, 2009 and March 31, 2009, respectively.

LaserCard provides a limited warranty for the replacement of defective products.  Where appropriate, provision is made at the time of shipment for estimated warranty costs.  Our limited warranty specifies that it will repair or replace defective products at no cost to the customer within a specified time period after sale.  We estimate the costs that may be incurred under our limited warranty and record a liability for this amount at the time product revenue is recognized.  Factors that affect the estimate of warranty liability include the number of units sold and historical and anticipated rates of warranty claims.  We assess the adequacy of our recorded warranty liability quarterly and adjust the amount as necessary.  We utilize historical trends and information received from our customers to assist in determining the appropriate estimated warranty accrual levels.  Adjustments to the provision are made when actual return claim experience differs from estimates.  Our product warranty claims are settled through the return of defective products and the shipment of replacement products.

LASERCARD CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Warranty activities for the three and nine-month periods ended December 31, 2009 and 2008 are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2009	2008	2009	2008
Beginning balance	$465	$547	$561	$655
Provision	(1)	13	(14)	51
Costs incurred	(337)	-	(420)	(146)
Ending balance	$127	$560	$127	$560

(17.) Software Development Costs.  Development costs incurred in the research and development of new software products for general distribution are expensed as incurred until technological feasibility in the form of a working model has been established.  To date, our software development has been completed concurrent with the establishment of technological feasibility and, accordingly, all software development costs that do not meet capitalization criteria are charged to research and development expenses in the accompanying condensed consolidated statements of operations.  Software development costs incurred in the execution of contract obligations are capitalized and charged to cost of goods sold at the time the related revenue is recorded.  There was no capitalized software cost as of December 31, 2009 and 2008.

(18.) Advance Payments from Customers.  We routinely receive advance payments on orders placed by our customers.  The advance payments are recorded as a liability on the condensed consolidated balance sheets until the related orders are shipped or services are performed or revenue would otherwise be recognized.  Advance payments of approximately $24.5 million from Prevent Global družba za upravljanje, investicije in razvoj d.d. (“Prevent Global”), were classified as a noncurrent liability in the condensed consolidated balance sheet at December 31, 2009 and March 31, 2009, as this project is not expected to be completed within twelve months.

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

The subcontract for Permanent Resident and Border Crossing Cards for the U.S. government requires delivery into a secure LaserCard-controlled vault.  Shipments are later made from the vault to a U.S. government site.  The subcontract provides that the U.S. government is to take final delivery of any and all of its remaining inventory within six months of the end of the contract.  At the time the cards are delivered into the vault, title to the cards is transferred to the U.S. government and all risks of ownership are transferred as well.  The prime contractor is invoiced, with payment due within thirty days.  Purchase orders do not contain any return (other than for warranty) or cancellation provisions.  Pursuant to the provisions of SEC Staff Accounting Bulletin No. 104 ― Revenue Recognition (“SAB 104”), revenue is recognized on delivery into the vault as we have then fulfilled our contractual obligations and the earnings process is complete.

For contracts that include customer-specified acceptance criteria, we recognize revenue only after the acceptance criteria have been met or have a history of being met and presuming that all other revenue criteria have been met.  We defer revenue from services and recognize it over the contractual period or as we render services and the customer accepts them.

LASERCARD CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

We apply the provisions of the ASC 605-25, Revenue Arrangements with Multiple Deliverables (formerly EITF 00-21), to revenue arrangements with multiple deliverables.  ASC 605-25 provides criteria governing how to identify whether goods or services that are to be delivered separately in a bundled sales arrangement should be accounted for separately. Deliverables are accounted for separately if they meet all of the following criteria: a) the delivered items have stand-alone value to the customer; b) the fair value of any undelivered items can be reliably determined; and c) the arrangement includes a general right of return and delivery of the undelivered items is probable and substantially controlled by the seller. In situations where the deliverables fall within higher-level literature as defined by ASC 605-25, we apply the guidance in that higher-level literature. Deliverables that do not meet these criteria are combined with one or more other deliverables.

We apply the provisions of ASC 605-35, Accounting for Performance of Construction-Type and Certain Production-Type Contracts (formerly SOP 81-1), in applicable contracts. Revenues on time and materials contracts are recognized as services rendered at contract labor rates plus material and other direct costs incurred.  Revenues on fixed price contracts are recognized on the percentage of completion method based on the ratio of total costs incurred to date compared to estimated total costs to complete the contract.  Estimates of costs to complete include material, direct labor, overhead and allowable general and administrative expenses.  In circumstances where estimates of costs to complete a project cannot be reasonably estimated, but it is assured that a loss will not be incurred, the percentage-of-completion method based on a zero profit margin, rather than the completed-contract method, is used until more precise estimates can be made. The full amount of an estimated loss is charged to operations in the period it is determined that a loss will be realized from the performance of a contract.  Our long-term program accounted for under ASC 605-35 concluded during the last quarter of fiscal year 2009 with revenue of approximately $540,000 during the fiscal year ended March 31, 2009. For the three and nine-month periods ended December 31, 2008, we recognized revenue under this agreement of approximately $19,000 and $95,000, respectively, based on a zero profit margin.

We supply cards for the centralized issuance of enhanced OMCs for the National ID card program in the Kingdom of Saudi Arabia.  We recognize revenue upon shipment of cards under the terms of this subcontract.  There was no revenue recognized for the three-month period ended December 31, 2009 for this subcontract but our revenue during the nine-month period ended December 31, 2009 was $5.1 million.  There was no revenue recognized for the three and nine-month periods ended December 31, 2008 for this subcontract.  Under an earlier subcontract with a prime contractor for the Kingdom of Saudi Arabia, we provided card personalization work station integration for use in that country's national ID card program with decentralized card issuance including OMCs, hardware, and software. During the three-month period ended June 30, 2009, we were informed that no additional cards would be purchased under this subcontract.  The subcontract called for multiple deliverables, installation, and certain client acceptance criteria, as defined in the agreement.  In applying the guidance within ASC 605-25, we determined the deliverables are not to be accounted for as separate units, but rather as a bundled arrangement since the fair value of the undelivered items could not be readily determined. Due to the contract close-out for decentralized card issuance, we recognized as revenue all remaining deferred revenue.  For the nine-month period ended December 31, 2009, we recognized revenue of $1.3 million (including $0.5 million of previously deferred revenue), under this contract.  There was no revenue recognized during the three-month period ended December 31, 2009 for this subcontract.  For the three and nine-month periods ended December 31, 2008, we recorded $2.8 million and $7.6 million, respectively, under this subcontract.

We apply the provisions of ASC 605-15, Software Revenue Recognition, With Respect to Certain Transactions, (formerly SOP 97-2), to all transactions involving the sale of software products.  Revenue from the license of our software products is recognized when persuasive evidence of an arrangement exists, the software product has been delivered, the fee is fixed or determinable and collectibility is probable, and, if applicable, upon acceptance when acceptance criteria are specified or upon expiration of the acceptance period.  There was no software revenue recognized for the three and nine-month periods ended December 31, 2009.  Revenue from software sold separately under the drives, systems and enabling services segment was immaterial for the three and nine-month periods ended December 31, 2008.

LASERCARD CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

We entered into license and OMC manufacturing equipment purchase and support agreements, effective April 3, 2004, with Global Investments Group (“GIG”), based in Auckland, New Zealand, for OMC manufacturing in Slovenia.  GIG transferred the license and other agreements, with our approval, to Prevent Global in March 2007.  The agreements provide for payments (other than interest on late payments) to us of about $29.0 million, for a 20-year license, the required manufacturing equipment for a targeted initial manufacturing capacity of 10 million optical cards annually and installation support, and a four-year training and support package.  Of the $27.8 million we have received, $24.5 million was recorded as advance payments from the customer and $3.3 million for the licensing and other fees was recorded as deferred revenue.  Both were classified as long term liabilities in the consolidated balance sheets at December 31, 2009 and March 31, 2009.  As of December 31, 2009 and March 31, 2009, we held approximately $7.2 million of acquired equipment, including direct and incremental expenses, classified as equipment held for resale on our consolidated balance sheets related to this contract.  We are to ship this equipment to Prevent Global upon its request after a suitable facility is established by them.  We will inspect the facility when requested to assure it has the necessary services available for installation of the equipment.  At this time, we do not know if or when Prevent Global will initiate such a request.  Beginning April 1, 2008, the agreement provides for payments by Prevent Global of $3.0 million for a three-year support package, and options for thirteen additional years of support for payments of $1.0 million annually.  In addition, Prevent Global is to pay royalties of $0.60 per card for each card produced under the license.  The non-exclusive territories covered by the license include most of the European Union and Eastern European regions.  We retain rights to utilize up to 20% of the new facility capacity as backup and a capacity buffer to augment our own card manufacturing facilities.  The granting of this license to Prevent Global establishes a potential manufacturing supplier of OMCs for existing and prospective customers who may request multiple sources for cards.  In accordance with ASC 605-25, “Revenue Arrangements with Multiple Deliverables,” the card manufacturing license, sale and installation of equipment, training and support package, have been accounted for as one unit of accounting, since we were unable to determine evidence of the fair value for the undelivered items other than ongoing support.  We are able to determine evidence of fair value for the last predominant item to be delivered, which is the ongoing annual support.  Accordingly, revenues for the arrangement have been deferred and will be recognized when the equipment is installed and accepted, with the exception of the value of the ongoing annual support of the manufacturing equipment, which will be recognized quarterly as earned, beginning when the equipment is accepted and training has been completed, which date is dependent on Prevent Global establishing a suitable facility in Slovenia.  Pursuant to ASC 605-20, Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts (formerly “FTB 90-1”), the support revenue will be recognized ratably over twelve months.  During the fourth quarter of calendar year 2008, we began the training of employees prior to the expected transfer of the manufacturing equipment to a to-be-built facility in Slovenia.  Since that time, GIG has asserted rights under the contract and Prevent Global has been reviewing this project to determine their next steps.  We filed a claim in September 2009 in the United Kingdom requesting the court to designate who is the rightful counter-party such that we can proceed with the administration of this contract. Refer to risk factor, “In March 2004, We Sold a Card Manufacturing License Under Which We Will Provide Certain Factory Set-Up and Training Services in Slovenia to Global Investment Group Ltd. (“GIG”) in Conjunction With Prevent Global of Slovenia (“Prevent Global”).  Neither GIG nor Prevent Global Are Current with the Obligations Under the Agreement” for more details.

(20.) Research and Development Expenses.  Costs related to research, design and development of products are charged to research and development expense as incurred.  Research and development costs include salaries, contractor fees, materials, building costs, and depreciation.

(21.) Shipping and Handling Costs. We report shipping and handling costs in both the sales and the related cost of goods sold to the extent that they are billed to customers.  In all other instances, they are reflected as a component of cost of goods sold.

(22.) Advertising Costs.  Advertising costs consist of development and placement costs of advertising campaigns and are charged to expense when incurred.  Advertising expense was approximately $5,000 and $218,000 for the three and nine-month periods ended December 31, 2009, respectively.  Advertising expense for the three-month period ended December 31, 2009 was immaterial.  Advertising expense was approximately $239,000 for the nine-month period ended December 31, 2008.

LASERCARD CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(23.) Stock-based Compensation.  Effective April 1, 2006, we adopted ASC 718, Share-Based Payment (formerly SFAS No. 123(R)), which requires share-based payment transactions to be accounted for using a fair value based method and the recognition of the related expense in the results of operations. Prior to the adoption of ASC 718, we accounted for share-based payments to employees in accordance with Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, utilizing the intrinsic value method. Therefore, we did not recognize compensation cost for employee and director stock options because there was no intrinsic value.  ASC 718 allows companies to choose one of two transition methods: the modified prospective transition method or the modified retrospective transition method.  We adopted ASC 718 using the modified prospective method of transition, which requires compensation expense related to share based payments to be recognized beginning on the adoption date over the requisite service period, generally the vesting period, for awards granted after April 1, 2006, and over the remaining service period for the unvested portion of awards granted prior to April 1, 2006.  The condensed consolidated financial statements for prior fiscal years have not been restated to reflect the impact of adopting ASC 718.

 The 2004 Equity Incentive Compensation Plan, as amended, (the “2004 Plan”): In October 2004, LaserCard’s stockholders approved the 2004 Equity Incentive Compensation Plan, which replaced the 1991 Stock Option Plan.  The 2004 Plan provides for the grant of restricted share awards, options, stock units and stock appreciation rights, any of which may or may not require the satisfaction of performance objectives, with respect to shares of LaserCard’s common stock to our directors, officers, employees and consultants. The 2004 Plan is administered by the Compensation Committee of the Board of Directors, which has complete discretion to select the participants and to establish the terms and conditions of each award, subject to the provisions of the 2004 Plan.  Options granted under the 2004 Plan may be “incentive stock options” as defined in Section 422 of the Internal Revenue Code of 1986 (the “Code”), as amended, or nonqualified options. A total of 2,315,181 and 2,592,668 shares of common stock were reserved for issuance under the 1991 and 2004 Plans as of December 31, 2009 and March 31, 2009, respectively.  If any award granted under the 2004 Plan is forfeited or expires for any reason, then the shares subject to that award will once again be available for additional awards. If any outstanding option issued under the 1991 Plan expires or terminates for any reason without having been exercised in full, then the unpurchased shares subject to that option will be available for additional awards under the 2004 Plan. Under the 2004 Plan, the exercise price of incentive stock options may not be less than 100% of the fair market value of the common stock as of the date of grant (110% of the fair market value if the grant is to an employee who owns more than 10% of the total combined voting power of all classes of LaserCard’s capital stock). The Code currently limits the aggregate value of common stock for which incentive stock options may become exercisable in any calendar year to $100,000. Nonstatutory stock options may be granted under the 2004 Plan at an exercise price of not less than 100% of the fair market value of the common stock on the date of grant. Repricing a stock option or stock appreciation right is not permitted without stockholder approval. Subject to the limitations contained in the 2004 Plan, the Compensation Committee sets the terms of each option grant. Any options that were not exercisable on the date of termination of employment immediately terminate at that time. Options granted under the 2004 Plan may not be exercised more than 10 years after the date of grant (five years after the date of grant if the grant is an incentive stock option to an employee who owns more than 10% of the total combined voting power of all classes of LaserCard’s capital stock). Our Board of Directors specifies the term of options and the vesting schedule for exercise of options.  No options were granted to consultants during the three and nine-month periods ended December 31, 2009 and 2008.

On June 2, 2008, our chief executive officer (the “CEO”) was granted a non-statutory stock option (the “Time-Based Option”) outside the 2004 Plan to purchase 220,000 shares of Common Stock with an exercise price of $7.115 per share. The Time-Based Option has a term of 10 years and vests 25% on June 2, 2009 and 6.25% on each of the following 12 three-month anniversaries of such date, so that the Time-Based Option is fully vested on June 2, 2012. Additionally, the CEO was granted a non-statutory stock option (the “Market-Based Option”) outside the 2004 Plan to purchase 330,000 shares of common stock with an exercise price of $7.115 per share. The Market-Based Option has a term of 10 years and vests if, prior to June 2, 2013, the closing trading price of common stock for 20 consecutive days is greater than or equal to $10, $13, $16, $19, and $22 per share, with vesting of 60,000 shares for each of the first two price points achieved and of 70,000 shares for each of the last three price points achieved. For the Market Based Options and options granted to LaserCard officers with similar vesting schedules, we used the Lattice-model with the stated assumptions to value the stock-based employee compensation expenses.

LASERCARD CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Stock Options: Under the provisions of ASC 718, stock-based compensation cost is estimated at the grant date based on the fair value of the award and compensation cost is recognized as an expense over the requisite service period of the award, generally the vesting period. The fair value of non-vested stock awards was determined by reference to the fair market value of LaserCard’s common stock on the date of grant. Consistent with the valuation method we used for disclosure-only purposes under the provisions of SFAS No. 123, Accounting for Stock-Based Compensation, we used the Black-Scholes valuation model to estimate the fair value of option awards.  Determining the appropriate fair value model and related assumptions requires judgment, including estimating stock price volatility, forfeiture rates and expected terms. For the Market Based Options and options granted to LaserCard officers with similar vesting schedules, we used the Lattice-model with the stated assumptions to value the stock-based employee compensation expenses.

The following assumptions were utilized to estimate the fair value of LaserCard’s stock option awards during the three and nine-month periods ended December 31, 2009 and 2008:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2009	2008	2009	2008
Expected stock price volatility	60%	55%	55% to 60%	55%
Risk-free interest rates	1.95% to 2.1%	2.44% - 3.35%	1.95% to 3.35%	2.44% to 3.35%
Expected life of options	4.4 years	4.4 years	4.4 years	4.4 - 5 years
Expected annual dividends	―	―	―	―

The expected volatility rate was based on the historical volatility of LaserCard’s common stock.  The expected life represents the average time options that vest are expected to be outstanding based on the vesting provisions and LaserCard’s historical exercise, cancellation and expiration patterns. We estimated forfeitures based on historical rates when recognizing compensation expense.  Forfeitures were estimated based on voluntary termination behavior, as well as an analysis of actual option forfeitures.

The risk-free interest rate was based on U.S. Treasury zero-coupon issues with a maturity approximating the expected life as of the week of the grant date.  There was no annual dividend rate assumed as a cash dividend is not expected to be declared and paid in the foreseeable future.  We update these assumptions at least on an annual basis and on an interim basis if significant changes to the assumptions are warranted.

The following table lists stock option activity at December 31, 2009 and March 31, 2009 (in thousands, except for weighted average exercise price):

	December 31, 2009		March 31, 2009
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding at April 1, 2009	2,513	$10.01	2,152	$12.75
Granted	52	6.57	1,049	6.09
Exercised	(37)	6.23	-	-
Canceled	(118)	12.09	(688)	12.59
Outstanding at December 31, 2009	2,410	$9.89	2,513	$10.01
Options vested and exercisable at end of period	1,315	$12.51	1,188	$13.13

The weighted average grant-date fair value per share of options granted during the nine-month periods ended December 31, 2009 and 2008 was $3.18 and $3.03, respectively.

The weighted average remaining contractual term for outstanding options at December 31, 2009 and March 31, 2009 was 6 years and 6.3 years, respectively.

LASERCARD CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table summarizes information about stock options outstanding at December 31, 2009 and March 31, 2009, (in thousands, except for weighted average exercise price and contractual life):

	December 31, 2009
	Options Outstanding			Exercisable
Range of Exercise Price	Number of Outstanding Vested/Unvested December 31, 2009	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Number of Shares Exercisable at December 31, 2009	Weighted Average Exercise Price

$2.56 - $4.56	12	$3.53	6.39	-	$-
$4.84 - $5.56	480	4.84	8.15	27	4.87
$6.05 - $6.05	196	6.05	5.39	196	6.05
$7.11 - $7.26	560	7.12	8.36	86	7.12
$7.50 - $10.40	267	9.90	5.40	169	10.01
$10.99 - $12.43	160	11.93	4.53	132	11.93
$13.13 - $15.34	274	13.93	2.69	274	13.93
$16.31 - $22.75	461	17.21	2.65	431	17.24
	2,410	$9.89	5.75	1,315	$12.51

	March 31, 2009
	Options Outstanding			Exercisable
Range of Exercise Price	Number of Outstanding Vested/Unvested at March 31, 2009	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Number of Shares Exercisable at March 31, 2009	Weighted Average Exercise Price

$4.84 - $5.56	476	$4.85	8.90	-	$-
$6.05 - $6.05	228	6.05	6.14	161	6.05
$7.11 - $7.26	560	7.12	9.11	-	-
$7.50 - $10.71	284	9.87	5.11	184	9.58
$10.99 - $12.43	168	11.94	5.12	119	11.93
$13.13 - $15.34	313	13.91	3.52	313	13.91
$16.31 - $22.75	484	17.20	3.40	411	17.25
	2,513	$10.01	6.28	1,188	$13.13

We had 98,000 and 111,000 of unvested restricted stock units issued under the 2004 Plan outstanding at December 31, 2009 and March 31, 2009, respectively.

With the adoption of ASC 718, we recorded stock-based employee compensation expense related to stock options, restricted stock units, and restricted shares net of estimated forfeitures in our condensed consolidated statements of operations allocated as follows (in thousands):

	Three Months Ended		Nine Months Ended		Three Months	Nine Months
	December 31,		December 31,		Change
	2009	2008	2009	2008	2009 vs 2008	2009 vs 2008
Cost of sales	$147	$187	$461	$482	$(40)	$(21)
Selling, general and administrative expense	387	408	1,163	1,097	(21)	66
Research and development expense	19	25	60	96	(6)	(36)

Net stock-based compensation expense	$553	$620	$1,684	$1,675	$(67)	$9

LASERCARD CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

We did not capitalize any stock-based costs in the condensed consolidated balance sheets other than in the general overhead pool for inventory costs.

Restricted Shares and Restricted Stock Units: Beginning September 21, 2007, restricted shares and restricted stock units were awarded to certain LaserCard employees and directors under the provisions of the 2004 Plan.  These shares and units are subject to time-based vesting provisions, were awarded at no cost to the recipients, and cannot be sold, assigned, transferred, or pledged during the restriction period.  Recipients of the restricted shares have the right to vote such shares and receive dividends, whereas the recipients of restricted stock units do not have these same rights.

On July 8, 2009, restricted shares were awarded to the CEO and a certain other employee and restricted stock units were awarded to certain other employees.  Also, restricted shares were awarded to certain employees on September 22, 2009.  The restricted shares and units granted to the employees vest 25% on each of the first four one-year anniversaries from the date of their award.  The fair value of restricted shares and restricted units at the time of the award is expensed on a straight-line basis, primarily in selling, general and administrative expenses over the vesting period.  As the restricted stock units vest, shares are issued in settlement, net of shares retained to satisfy tax withholding obligations.

On September 15, 2009, restricted shares were awarded to independent directors of LaserCard.  These restricted shares will vest in full on the eleventh month after the date of their award.  The fair value of these restricted shares at the time of the award is expensed on a straight-line basis in selling, general and administrative expenses over the vesting period.

On June 2, 2008, the CEO was granted 20,000 restricted shares (the “Restricted Stock”) outside the 2004 Plan at no charge to the CEO. The Restricted Stock vests over four years, with vesting to be 25% on each of the first four one-year anniversaries of June 2, 2008. We registered the Restricted Stock with the SEC on a Form S-8 dated February 11, 2009, as they were issued outside of the 2004 Plan in compliance with Nasdaq Rule No. 4350(i)(1)(A).  The fair value of restricted shares at the time of the award is expensed on a straight-line basis in selling, general and administrative expenses over the vesting period.

As of December 31, 2009, approximately $3.2 million of total unrecognized compensation cost related to unvested stock options, restricted share awards and restricted stock units was expected to be recognized over the remaining vesting period through the quarter ended December 31, 2013. As of March 31, 2009, about $4.3 million of total unrecognized compensation cost related to unvested stock options, restricted share awards, and restricted stock units was expected to be recognized over the remaining vesting period through August 2012.

We recorded no income tax benefit on stock-based compensation expense for the three and nine-month periods ended December 31, 2009 and 2008, as we have cumulative operating loss carryforwards, for which a full valuation allowance has been established.

The ASC 718, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards (formerly FSP No. 123R-3), requires an entity to follow either the transition guidance for the additional-paid-in-capital (“APIC”) pool as prescribed in ASC 718 or the alternative transition method described in FSP No. 123R-3. An entity that adopts ASC 718 using the modified prospective application may make a one-time election to adopt the transition method described in the ASC 718, and may take up to one year from the latter of its initial adoption of ASC 718 or the effective date of the ASC 718 to evaluate the available transition alternatives and make its one-time election. We have elected to use the simplified method provided for in ASC 718 to calculate our APIC pool effective April 1, 2007. The adoption of the ASC did not have a material impact on our condensed consolidated financial position, results of operations or cash flows.

LASERCARD CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Employee Stock Purchase Plan.  Until February 20, 2009, we maintained an Employee Stock Purchase Plan (the “ESPP”), under which eligible employees could designate from 2% to 6% of their compensation to be withheld for the purchase of shares of common stock at 67% of the average price over the three-day period prior to the purchase date.  The differential between fair market value and the average price of the shares sold under the ESPP was charged to operations as a compensation expense and was taxed to the employee as income.  Contributions that had accumulated in each employee’s account through February, 2009 were used to purchase full shares of LaserCard’s common stock at the discounted price. The balance of the contributions that were not used to purchase whole shares was refunded to the employees. We did not incur further expense associated with the ESPP after February 2009.  We had stock-based compensation expense of $17,000 and $76,000 relating to the ESPP during the three and nine-month periods ended December 31, 2008.

(24.) Income Taxes.  Income taxes are accounted for in accordance with ASC 740, Accounting for Income Taxes (formerly SFAS No. 109), which requires the use of the asset and liability method.  Under this method, deferred tax assets and liabilities are determined based upon the differences between the financial reporting and the tax bases of assets and liabilities and are measured using enacted tax rules and laws that are anticipated to be in effect when the differences are expected to reverse.  Net deferred tax assets are reduced by a valuation allowance to the extent that realization of the related deferred tax asset is not assured.  We recorded a valuation allowance for the full amount of our calculated deferred tax asset as of December 31, 2009 and March 31, 2009.

In June 2006, the FASB issued ASC 740-10, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (formerly FIN 48)).  ASC 740-10 clarifies the accounting for uncertainty in income taxes recognized in our financial statements in accordance with ASC 740, Accounting for Income Taxes.  ASC 740-10 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  The evaluation of a tax position in accordance with ASC 740-10 is a two-step process.  The first step is recognition: we determine whether it is “more-likely-than-not” that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position.  In evaluating whether a tax position has met the “more-likely-than-not” recognition threshold, we presume that the position will be examined by the appropriate taxing authority that would have full knowledge of all relevant information.  The second step is measurement: a tax position that meets the “more-likely-than-not” recognition threshold is measured to determine the amount of benefit to recognize in the financial statements.  The tax position is measured at the largest amount of benefit greater than fifty percent that is likely to be realized upon ultimate settlement.  ASC 740-10 is effective for fiscal years beginning after December 15, 2006, which for LaserCard was the fiscal year commencing on April 1, 2007.  Upon adoption of ASC 740-10 on April 1, 2007, we recognized a cumulative effect adjustment of $62,000, decreasing our income tax liability for unrecognized tax benefits, and decreasing the March 31, 2007 accumulated deficit balance. We continually monitor the need for tax reserves under ASC 740-10.  We did not identify any new reserve requirements during the three and nine-month periods ended December 31, 2009 and 2008.

(25) Comprehensive Income (Loss).  Under ASC 220, Reporting Comprehensive Income (formerly SFAS No. 130), comprehensive income (loss) is defined as the changes in equity of an enterprise except for those resulting from stockholders’ transactions.  For the three and nine-month periods ended December 31, 2009, and 2008, comprehensive income (loss) is as follows (in thousands):

	Three Month Ended		Nine Month Ended
	December 31,		December 31,
	2009	2008	2009	2008
Net income (loss)	$1,349	$(849)	$5,139	$(1,884)
Net change in cumulative foreign currency translation adjustments	(40)	124	58	(65)
Unrealized loss on available-for-sale investments	-	1,122	-	625
Comprehensive income (loss)	$1,309	$397	$5,197	$(1,324)

LASERCARD CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(26.) Commitments and Contingencies.

Litigation.  On October 9, 2009, we filed a claim against Global Investments Group Ltd (“GIG”) and Prevent Global d.d (“Prevent”) in the English High Court of Justice, Commercial Court.  The claim relates to a series of agreements that we entered into in 2004 with GIG for a turn-key project in Slovenia to enable GIG to manufacture and distribute optical memory cards (the “Agreements”).  In 2007, GIG assigned all of its rights, title and interest in the Agreements (including rights to equipment we hold) to Prevent and Prevent agreed to assume all of the obligations under the Agreements.  However, a dispute has arisen regarding whether Prevent or GIG (i) is obliged to make payments owed to us under the Agreements; (ii) has title to certain equipment under the Agreements; and (iii) is subject to and bound by the arbitration provisions contained in the Agreements.  We therefore are seeking a declaration from the English Court on these questions and awaiting responses from both GIG and Prevent.

Purchase Obligations.  We have agreements with suppliers and other parties to purchase inventory, other goods and services.  Noncancelable obligations under these agreements at December 31, 2009 for the remainder of fiscal year 2010 were approximately $1.2 million.

Leases. As of December 31, 2009, we lease approximately 70,000 square feet of floor space on a long-term basis for card manufacturing, read/write drive production, administration, sales, and research and development in two buildings located in Mountain View, California.  One 27,000-square foot building is used for optical memory card production and one 43,000 square-foot building is used for optical card production, read/write drive production, administration, sales, and research and development.  These leases will expire in October 2013 and in March 2014, respectively.  Upon expiration of the leases, we believe that these or other suitable buildings will be available to be leased on a reasonable basis.  We lease a portion of a building in Ratingen, Germany, and a building in Rastede, Germany, totaling approximately 15,000 square feet, for optical and specialty card manufacturing, distribution, administration and sales. One of these leases is terminable by both parties upon six-month’s notice and the other will expire in March 2012.  Also, we own land and an approximately 14,000 square foot building in Rastede, Germany that is used in production of specialty cards and research and development.  We also lease a small office in Huntington, New York for marketing activities.  We believe these leased and owned facilities to be satisfactory for our present operations.  We lease certain equipment under capital lease agreements that expire at various dates through 2011.

The future minimum lease payments for all capital leases and operating leases were as follows (in thousands):

	Fiscal Year Ended
	March 31,
	2010	2011	2012	2013	2014	Thereafter	Total

Non-cancelable operating leases (1)	$658	$1,879	$1,755	$1,691	$1,437	$2	$7,422
Non-cancelable purchase orders	1,152	—	—	—	—	—	1,152
Net Borrowing on revolving credit with UBS (2)	8,429	—	—	—	—	—	8,429
Total	$10,239	$1,879	$1,755	$1,691	$1,437	$2	$17,003

(1) Includes capitalized leases
(2) For the purposes of this table, the obligation has been calculated without interest obligations.

Net Borrowing with UBS.  Refer to Note 2, caption 8, Cash and Cash Equivalents, Short-term Investments of the condensed consolidated financial statement for further discussion on our net borrowing with UBS.

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

These ASUs should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with earlier application permitted.  Alternatively, an entity can elect to adopt these standards on a retrospective basis, but both standards must be adopted in the same period using the same transition method.  We expect to apply these standards on a prospective basis for revenue arrangements entered into or materially modified beginning April 1, 2010.  We are currently evaluating the potential impact these standards may have on our financial position and results of operations.

3.      Net Income (Loss) per Share

Basic earnings per share was computed by dividing net income by the weighted-average number of common shares outstanding during the three-month period ended December 31, 2009.  Diluted earnings per share during the three-month period ended December 31, 2009 was computed by dividing net income by the weighted-average number of common shares outstanding plus dilutive common stock equivalents, primarily shares issuable upon the exercise of stock options using the treasury stock method.  Antidilutive securities include outstanding stock options with exercise prices in excess of the average fair market value of LaserCard’s common stock for the related period.  Antidilutive options excluded from the calculation of diluted net income per share but that could become dilutive in the future for the three and nine-month periods ended December 31, 2009 were 1.8 million and 2.0 million shares, respectively.  Basic net loss per share and diluted net loss per share was computed by dividing net loss by the weighted average number of shares of common stock outstanding during the three-month periods ended December 31, 2009 and 2008, respectively.

LASERCARD CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The reconciliation of the denominators of the basic and diluted net income (loss) per share computation for the three and nine-month periods ended December 31, 2009 and 2008 is shown in the following table (in thousands, except per share data):

	Three Month Ended		Nine Month Ended
	December 31,		December 31,
	2009	2008	2009	2008

Net income (loss)	$1,349	$(849)	$5,139	$(1,884)

Basic net income (loss) per share:
Weighted average common shares outstanding	12,234	12,085	12,143	12,035

Basic net income (loss) per share	$0.11	$(0.07)	$0.42	$(0.16)

Diluted net income (loss) per share:
Weighted average common shares and common stock
equivalents outstanding	12,284	12,085	12,197	12,035

Diluted net income (loss) per share	$0.11	$(0.07)	$0.42	$(0.16)

4.      Segments

Segment Reporting.

We operate in three reportable segments: (1) optical memory cards including multi-technology cards (referred to as the OMC segment), (2) drives, systems and enabling services (which was formerly called the “optical memory card drives” segment), including read/write drives, maintenance, systems and enabling services, and (3) specialty cards and card printers, as well as, at times, other miscellaneous items.  The segments were determined based on the information used by our chief operating decision maker.  The OMCs and the drives, systems and enabling services reportable segments are not strategic business units which offer unrelated products and services; rather these reportable segments utilize compatible technology and are marketed jointly.  Specialty cards and card printers is a strategic business unit offering at times unrelated products and at times related products with the other reportable segments.

The accounting policies used to derive reportable segment results are the same as those described in the “Summary of Significant Accounting Policies.”  Resources are allocated to the OMC and drive, system and enabling services segments in a manner that optimizes OMC revenues and to the specialty card and printers segment in a manner that optimizes consolidated income as determined by the chief operating decision maker. Segment revenues are comprised of sales to external customers and other segments.  The intersegment revenues during the three and nine-month periods ended December 31, 2009, and 2008 were $36,000 and $113,000, respectively.  Segment gross profit (loss) includes all segment revenues less the related cost of sales.  Accounts receivable, cash, deferred income taxes, prepaid expenses, fixed assets and inventory are not separately reported by segment to the chief operating decision maker.  Therefore, we believe that the amount of assets by segment is not meaningful.  All of our long-lived assets are attributable to the United States except for $2.1 million at December 31, 2009 and $2.2 million at March 31, 2009.  These long-lived assets were attributable to the operations in Germany, including long-lived assets owned by the U.S. operations located in Germany.

Our chief operating decision maker is currently our Chief Executive Officer.  Our chief operating decision maker reviews financial information presented on a condensed consolidated basis and accompanied by disaggregated information about revenues and gross profit (loss) by segment.

LASERCARD CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The table below presents information for the OMCs, the drives, systems and enabling services, and specialty cards and the card printers segments and a reconciliation of segment results to amounts included in our condensed consolidated financial statements for the three and nine-month periods ended December 31, 2009 and 2008, respectively, (in thousands):

	T h r e e M o n t h s E n d e d D e c e m b e r 3 1 , 2 0 0 9

		Drives,
	Optical	Systems &	Specialty
	Memory	Enabling	Cards &	Segment
	Cards	Services	Printers	Total	Intersegment	Other (a)	Total
Revenue	$9,151	$122	$3,172	$12,445	$(36)	$-	$12,409
Cost of sales	4,144	360	2,359	6,863	(36)	-	6,827
Gross profit (loss)	5,007	(238)	813	5,582	-	-	5,582
Depreciation and
amortization expense	461	28	44	533	-	143	676

	T h r e e M o n t h s E n d e d D e c e m b e r 3 1 , 2 0 0 8

		Drives,
	Optical	Systems &	Specialty
	Memory	Enabling	Cards &	Segment
	Cards	Services	Printers	Total	Intersegment	Other (a)	Total
Revenue	$5,984	$738	$4,297	$11,019	$(113)	$-	$10,906
Cost of sales	3,203	885	3,339	7,427	(113)	-	7,314
Gross profit (loss)	2,781	(147)	958	3,592		-	3,592
Depreciation and							-
amortization expense	425	29	80	534		183	717

	N i n e M o n t h s E n d e d D e c e m b e r 3 1 , 2 0 0 9

		Drives,
	Optical	Systems &	Specialty
	Memory	Enabling	Cards &	Segment
	Cards	Services	Printers	Total	Intersegment	Other (a)	Total
Revenue	$33,400	$954	$10,115	$44,469	$(36)	$-	$44,433
Cost of sales	16,209	1,927	7,359	25,495	(36)	-	25,459
Gross profit (loss)	17,191	(973)	2,756	18,974	-	-	18,974
Depreciation and
amortization expense	1,372	86	122	1,580	-	426	2,006

	N i n e M o n t h s E n d e d D e c e m b e r 3 1 , 2 0 0 8

		Drives,
	Optical	Systems &	Specialty
	Memory	Enabling	Cards &	Segment
	Cards	Services	Printers	Total	Intersegment	Other (a)	Total
Revenue	$20,520	$2,831	$11,857	$35,208	$(113)	$-	$35,095
Cost of sales	11,939	2,915	8,730	23,584	(113)	-	23,471
Gross profit (loss)	8,581	(84)	3,127	11,624		-	11,624
Depreciation and
amortization expense	1,267	122	265	1,654		506	2,160

(a)	Other depreciation and amortization expenses represent amounts charged to selling, general and administrative expenses and research and development expenses.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

FORWARD-LOOKING STATEMENTS

All statements contained in this report that are not historical facts are forward-looking statements within the meaning of the federal securities laws.  Forward-looking statements are not facts or guarantees of future performance or events. Rather, they are based on current expectations, estimates, beliefs, assumptions, and goals and objectives and are subject to risks and uncertainties that are difficult to predict.  As a result, our actual results may differ materially from the statements made.  Often such forward-looking statements can be identified by their use of words such as “may,” “will,” “intends,” “plans,” “believes,” “anticipates,” “visualizes,” “expects,” “estimates,” or similar language.  Forward-looking statements made in this report include but are not limited to statements regarding our beliefs as to current and potential market segments, customers, and applications for and deployment of our products; the advantages of, potential income from, and duties to be performed under the sale of a second-source card manufacturing license to GIG/Prevent Global; our expectations as to the continuation, production quantities, delivery rates and requested and actual delivery schedule, backlog, revenue, margins, and profit for our products for U.S. or foreign government ID card programs; plans to increase card production capacity for anticipated increases in orders; our expectation of negative gross profit from the drive, system and enabling services market; the need for, expected success of, expense and potential benefits from our research and development efforts; estimates that revenues and advance payments will be sufficient to generate cash from operating activities during fiscal 2010 and fund our actual capital expenditures despite expected quarterly fluctuations; our projected liquidity in light of the issues surrounding our investments in auction rate securities (“ARSs”), and our ability to secure more contracts; and our belief as to the credit quality of our ARSs and the changes in the fair value of these securities and our belief that the Put Option will not significantly impact our future earnings.

These forward-looking statements are based upon our assumptions about and assessment of the future, which may or may not prove true, and involve a number of risks and uncertainties including, but not limited to, whether there is a market for cards for homeland security in the U.S. and abroad, and if so, whether such market will utilize optical memory cards (“OMCs”) as opposed to other technologies; significant customer concentration and reliance on continued U.S., Saudi Arabian, Angolan, and Italian government business; risks associated with doing business in and with foreign countries; whether we will be successful in assisting GIG/Prevent Global with factory startup and training; whether GIG/Prevent Global will obtain the financial resources to make the balance of its required payments to us and to operate the facility and the results of our recently filed litigation in the UK regarding the proper counterparty to the GIG/Prevent agreements and any counterclaims related thereto; whether the facility will efficiently produce high quality OMCs in volume that meet our standards; lengthy sales cycles and changes in and dependence on government policy-making; reliance on value-added resellers and system integrators to generate sales, perform customer system integration, develop application software, integrate optical card systems with other technologies, test products, and work with governments to implement card programs; potential manufacturing difficulties and complications associated with increasing manufacturing capacity of cards and drives, implementing new manufacturing processes, and outsourcing manufacturing; our ability to produce and sell read/write drives in volume; the unpredictability of customer demand for products and customer issuance and release of corresponding orders; the possibility that OMCs will not be purchased for the full implementation of card programs in Italy, the Kingdom of Saudi Arabia, Angola, and India, or for Department of Homeland Security (“DHS”) programs in the U.S., or will not be selected for other government programs in the U.S. and abroad; whether UBS will purchase our ARSs, and the risks set forth in the section entitled “Risk Factors” and elsewhere in this report and our other SEC filings.  These forward-looking statements speak only as of the date of this report, and, except as required by law, we undertake no obligation to publicly release updates or revisions to these statements whether as a result of new information, future events, or otherwise.

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

The table below presents condensed consolidated revenues recorded by our U.S. and German operations (in thousands):

	Three Months Ended		Nine Months Ended		Three Months	Nine Months
	December 31,		December 31,		Change
	2009	2008	2009	2008	2009 vs 2008	2009 vs 2008
U.S. operations	$9,186	$6,609	$34,295	$23,238	$2,577	$11,057
German operations	3,223	4,297	10,138	11,857	(1,074)	(1,719)
	$12,409	$10,906	$44,433	$35,095	$1,503	$9,338

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

Our reseller partners generally add value in the form of system integration, installation, training, application software and support services. We continue to recruit new VARs and SIs in strategically important markets.

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

OMCs are our proprietary product for which we hold 18 U.S. patents.  In addition, we have years of know-how in the manufacture and use of cards, encoding devices, read/write drives, systems, enabling services and software.  This provides a basis for highly leveraged contribution margins in the OMC segment.  Therefore, our strategy is to sell all card technologies with a goal to upgrade programs to optical memory when possible.

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

Currently our OMC segment revenues are mainly derived from the following programs: the U.S. Permanent Resident “Green Card" program, National ID Card programs for the Kingdom of Saudi Arabia and Angola, three state-level vehicle registration card programs in India, and a Foreign Resident ID Card program in Italy.

Revenues from the following government card programs are shown below as a percentage of total revenues:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2009	2008	2009	2008
U.S. Permanent Resident Card "Green Cards" program	31%	20%	28%	18%
Angola National ID Card program	23%	17%	17%	<10%
Vehicle Registration Card program in India	<10%	<10%	<10%	10%
Kingdom of Saudi Arabia National ID Card program	-	25%	14%	22%

We announced the following during the quarter ended December 31, 2009:

●	The Government of Angola launched its new citizen ID card in October, 2009. Issuance of the new optical security media-based credential began in Luanda and is scheduled to roll out to other provinces.

●	Renewed the AMS (automated manifest system) card contract for three years; the AMS cards are used for securely identifying contents of U.S. Department of Defense (“DOD”) shipping containers.

We do not anticipate a material level of capital equipment and leasehold improvement expenditures for the last quarter of fiscal year ended March 31, 2010.

Revenues

Segment Revenues.  Our total revenues consisted of sales in our three segments of (1) OMCs and multi-technology cards (referred to herein as the OMC segment), (2) optical card drives, systems and enabling services, and (3) specialty cards and card printers, as well as other miscellaneous items.  Total condensed consolidated revenues and revenues by segment are shown below (in thousands, except for percentages).

	Three Months Ended		Nine Months Ended		Three Months	Nine Months
	December 31,		December 31,		Change
	2009	2008	2009	2008	2009 vs 2008	2009 vs 2008
Optical memory cards	$9,151	$5,984	$33,400	$20,520	$3,167	$12,880
% of total revenues	74%	55%	75%	58%	53%	63%

Optical cards drives, systems and services	122	738	954	2,831	(616)	(1,877)
% of total revenues	1%	7%	2%	8%	-83%	-66%

Specialty cards and card printers	3,172	4,297	10,115	11,857	(1,125)	(1,742)
% of total revenues	26%	39%	23%	34%	-26%	-15%

Elimination of intersegment revenue	(36)	(113)	(36)	(113)	77	77
% of total revenues	N/A	N/A	N/A	N/A	N/A	N/A

Total revenues	$12,409	$10,906	$44,433	$35,095	$1,503	$7,835

The following table presents our OMC revenues by major program (in thousands):

	Three Months Ended		Nine Months Ended		Three Months	Nine Months
	December 31,		December 31,		Change
	2009	2008	2009	2008	2009 vs 2008	2009 vs 2008
U.S. Permanent Resident Card "Green Cards" program	$3,824	$1,999	$12,417	$6,272	$1,825	$6,145
Angola National ID Card program	2,640	-	7,084	-	2,640	7,084
Kingdom of Saudi Arabia National ID Card program	-	2,623	5,936	7,078	(2,623)	(1,142)
Italian Government ID Card programs	1,207	-	3,910	542	1,207	3,368
Vehicle Registration in India	1,081	611	2,891	3,402	470	(511)
Canadian Permanent Resident Cards	-	-	567	1,205	-	(638)
Foreign Resident ID Card in Costa Rica	309	703	309	1,439	(394)	(1,130)
Other	90	48	286	582	42	(296)
Total optical memory card revenues	$9,151	$5,984	$33,400	$20,520	$3,167	$12,880
% Change 2009 vs 2008					53%	63%

OMC revenues for the three-month period ended December 31, 2009 increased by $3.2 million or 53% over the three-month period ended December 31, 2008 due to the increased shipments for Angola’s national ID card program, U.S. Permanent Resident Card “Green Card” program, and the Italian government’s foreign resident card program partially offset by decreased shipments for the Vehicle Registration card program in India, the Kingdom of Saudi Arabia’s national ID card program and the phase-out of the Canadian permanent resident card program.  OMC revenues for the nine-month period ended December 31, 2009 increased by $12.9 million or 63% over the nine-month period ended December 31, 2008 due to the increased shipments for Angola’s national ID card program, U.S. Green Cards, the Italian government’s foreign resident card program, and the Kingdom of Saudi Arabia’s national ID card program partially offset by decreased shipments for the Vehicle Registration card program in India, Costa Rica’s Foreign resident ID card program and the phase-out of the Canadian permanent resident card program.  Program revenues fluctuate on a quarter-to-quarter basis.  Increases and reductions in revenues by program do not necessarily correlate with longer term overall program demand.  Shipments for the U.S. Permanent Resident Card program have been above normal for the first nine months of this fiscal year.  On average, we would expect revenues of approximately $10 million to $12 million annually for this program.

Revenue in the drives, systems and services for the three-month period ended December 31, 2009 decreased by $0.6 million as compared with the three-month period ended December 31, 2008 and decreased by $1.9 million in the nine-month period ended December 31, 2009 as compared with the same period last year.  Revenues in this segment are sporadic and driven by program implementations and enhancements.

Specialty card and card printer revenues for the three-month period ended December 31, 2009 decreased by approximately $1.1 million or 26% as compared to the three-month period ended December 31, 2008.  Specialty card and card printer revenues for the nine-month period ended December 31, 2009 decreased by approximately $1.7 million or 15% as compared to nine-month period ended December 31, 2008.  Both declines were due mainly to the shipments for the implementation of Angola’s national ID card program last year and partly due to the effect of the fluctuation on the foreign exchange rates between the U.S. dollar and Euro.

Backlog

Some of our customers place orders for a period of several months to a year or more, and others place orders for immediate or fast turn delivery.  Variations in order placement from a single customer can materially affect backlog.  As a result, the relative size of our backlog has not been a reliable indicator of future revenue trends. Our backlog as of December 31, 2009 was $15.7 million for OMCs and $2.4 million for specialty cards and card printers as compared with our backlog as of March 31, 2009 for OMCs of $21.4 million and $1.2 million for specialty cards and card printers.  There was no significant backlog for optical card drives, systems and enabling services as of either December 31, 2009 or March 31, 2009.

Gross Profit

The following table presents our gross profit in absolute dollar amounts and gross margin as a percentage of revenue by segment (in thousands, except for percentages):

	Three Months Ended		Nine Months Ended		Three Months	Nine Months
	December 31,		December 31,		Change
	2009	2008	2009	2008	2009 vs 2008	2009 vs 2008
Optical memory cards	$5,007	$2,781	$17,191	$8,581	$2,226	$8,610
% of optical memory card revenues	55%	46%	51%	42%

Optical cards drives, systems and services	(238)	(147)	(973)	(84)	(91)	(889)
% of optical card drive, systems revenues	NM	NM	NM	NM

Specialty cards and card printers	813	958	2,756	3,127	(145)	(371)
% of specialty cards and card printers revenues	26%	22%	27%	26%
Total gross profit	$5,582	$3,592	$18,974	$11,624	$1,990	$7,350
% of total revenue	45%	33%	43%	33%

OMCs.  OMC gross margin for the three-month period ended December 31, 2009 was 55% of OMC revenue as compared to 46% of OMC revenue for the three-month period ended December 31, 2008.  This increase was due to the combined favorable impact of an overall increase in revenue and manufacturing process improvements.  OMC gross margin for the nine-month period ended December 31, 2009 was 51% of OMC revenue as compared to 42% of OMC revenue for the nine-month period ended December 31, 2008 also due to the combined favorable impact of an overall increase in revenue and manufacturing process improvements partially offset by a $1.2 million provision for obsolete inventory and $0.6 million of accrued incentive pay.  Production unit volume combined with the mix of card types produced greatly affects gross margin due to the absorption of fixed manufacturing costs.  OMC manufacturing depreciation and amortization expense was $0.5 million and $0.4 million for the three-month periods ended December 31, 2009 and 2008, respectively; and $1.4 million and $1.3 million for the nine-month periods ended December 31, 2009 and 2008, respectively.

Drives, Systems and Enabling Services.  Except for the quarter ended June 30, 2008, the drives, systems and enabling services gross profit has been negative over the past three years due to low sales volume and our policy to price drives close to direct manufacturing cost to promote card sales resulting in the inability to cover fixed overhead costs at current sales volumes.  This segment also includes enabling services with revenue recognized during the nine-month period ended December 31, 2008 from the Costa Rica Foreign Resident ID card program and none during the nine-month period ended December 30, 2009 largely contributing to the significant decrease in gross margin.  This segment also has lower margins than OMCs.  This segment depreciation and amortization expense was approximately $27,000 and $29,000 for the three-month periods ended December 31, 2009 and 2008, respectively.  For the nine-month periods ended December 31, 2009 and 2008, this segment’s depreciation and amortization expense was $85,000 and $122,000, respectively.  We anticipate that drives, systems and services negative gross margins will continue in the future unless equipment sales volume is sufficient to cover fixed costs or there is a material amount of enabling services revenue.

Specialty Cards and Card Printers.  The gross margin on specialty cards and card printers was 26% and 22% for the three-month periods ended December 31, 2009 and 2008, respectively. The gross margin of this segment was 27% and 26% for the nine-month periods ended December 31, 2009 and 2008, respectively. Due to the current economic conditions, we anticipate continued pressure on selling prices and margins for this segment.  We anticipate that this segment’s gross margin will be in the mid 20% range for the last quarter of fiscal year 2010.  This segment’s manufacturing depreciation and amortization expense was approximately $44,000 and $80,000 for the three-month periods ended December 31, 2009 and 2008, respectively, and approximately $122,000 and $265,000 for the nine-month periods ended December 31, 2009 and 2008, respectively. The decreases in depreciation in fiscal year 2010 as compared to fiscal year 2009 were due to the full depreciation of capital equipment on March 31, 2009 that was purchased in the acquisition of CCD on March 31, 2004.

Operating Expenses

The following table presents operating expenses (in thousands, except for percentages):

	Three Months Ended		Nine Months Ended		Three Months	Nine Months
	December 31,		December 31,		Change
	2009	2008	2009	2008	2009 vs 2008	2009 vs 2008
Selling, general and administrative expenses	$4,087	$3,950	$12,439	$11,437	$137	$1,002
Percent of revenue	33%	36%	28%	33%
Percent of change from prior year					3%	9%

Research and development expenses	$214	$286	$881	$1,974	$(72)	$(1,093)
Percent of revenue	2%	3%	2%	6%
Percent of change from prior year					-25%	-55%

Selling, General, and Administrative Expenses (“SG&A”).  SG&A expenses for the three-month period ended December 31, 2009 increased by approximately $0.1 million, or 3% as compared with the three-month period ended December 31, 2008 and SG&A expenses for the nine-month period ended December 31, 2009 increased by approximately $1.0 million, or 9% as compared with the nine-month period ended December 31, 2008.  The increase for the nine-month period was largely due to a $1.5 million increase for performance-based incentives and sales commissions, $0.2 million for legal fees, and $0.2 million of other expenses offset by $0.9 million decreases in consulting, recruiting expenses, and other expenses.  SG&A depreciation and amortization expense was approximately $0.1 million and $0.2 million for the three-month periods ended December 31, 2009 and 2008, respectively; and approximately $0.4 million and $0.5 million for the nine-month periods ended December 31, 2009 and 2008, respectively. SG&A expenses are expected to remain at current levels for the last quarter of fiscal year 2010.

Research and Development Expenses (“R&D”).  R&D expenses for the three-month period ended December 31, 2009 decreased by approximately $72,000 or 25% as compared with the three-month period ended December 31, 2008.  R&D expenses for the nine-month period ended December 31, 2009 decreased by approximately $1.1 million, or 55% as compared with the nine-month period ended December 31, 2008.  Since the middle of fiscal year 2009, various R&D projects were realigned and cost reductions were implemented consistent with our milestone-based R&D strategy.  We are continuing our effort to develop new card features and structures, including various composite card structures and multi-technology cards containing contactless chips with RF capability, dual-interface (contact-contactless) with optical memory, OVD products, and other market-driven requirements.  We are also developing enhanced OMC read/write drives for both increased reliability and ease of use and integration; and new software products and services in an effort to provide new products that can stimulate OMC sales growth.  We anticipate that these ongoing research and development efforts should result in enhanced card features and capabilities and drives with advanced security features and/or lower manufacturing costs; however, there is no assurance that such product development efforts will be successful.  These features are important for our existing and future OMC markets.  We anticipate R&D expenditures of about $0.3 million for the last quarter of fiscal year 2010.

Other Income (Expense), Net

The following table presents other income (expense), net (in thousands):

	Three Months Ended		Nine Months Ended		Three Months	Nine Months
	December 31,		December 31,		Change
	2009	2008	2009	2008	2009 vs 2008	2009 vs 2008
Interest income	$58	$104	$133	$276	$(46)	$(143)
Interest expense	(46)	(64)	(138)	(105)	18	(33)
Unrealized gain/(loss) on trading securities (ARS)	-	(205)	261	(205)	205	466
Gain on termination of contract	-	-	495	-	-	495
Other income (expense)	(25)	(54)	(64)	(60)	29	(4)
Total other income (expense)	$(13)	$(219)	$687	$(94)	206	781

Other Income (Expense), Net.  Interest income for the three and nine-month periods ended December 31, 2009 decreased by $46,000 and $143,000, respectively, as compared with the three and nine-month periods ended December 31, 2008 due to the decrease in interest rates on our cash investments.  Interest expense decreased for the three-month period ended December 31, 2009 by $18,000 and increased for the nine-month period ended December 31, 2009 by $33,000 as compared with the three and nine-month periods ended December 31, 2008 mostly due to the interest incurred on the loan from UBS.  There was no change recorded in the fair value of the ARSs investments and the put option during the three-month period ended December 31, 2009 as compared to a recognition of unrealized non-cash gain of $205,000 from the same quarter a year ago. However, we recorded an unrealized non-cash gain of approximately $261,000 and an unrealized loss of $205,000 for the nine-month periods ended December 31, 2009 and December 31, 2008, respectively.  We recorded our ARSs investments at its fair value based on assumptions that we used for UBS’ credit risk.  We will exercise our Put Option at par with UBS on or about June 30, 2010. Our subsidiary’s (CCD) contract to deliver a turn-key card manufacturing facility, which includes the supply and installation of state-of-the-art card production equipment, transfer of manufacturing know-how, training, and production support in the Kingdon of Saudi Arabia was terminated during the three-month period ended September 30, 2009 with a net gain of $0.5 million recorded as other income and expense.  The other expense was mainly due to losses on foreign exchange fluctuations.

Income Taxes

The following table presents income taxes (in thousands):

	Three Months Ended		Nine Months Ended		Three Months	Nine Months
	December 31,		December 31,		Change
	2009	2008	2009	2008	2009 vs 2008	2009 vs 2008
U.S. income tax expense (benefit)	$(169)	$-	$982	$-	$(169)	$982
Foreign income tax expense (benefit)	88	(14)	221	3	102	218
Total income tax expense (benefit)	$(81)	$(14)	$1,203	$3	(67)	1,200

Income Taxes.  We anticipate an effective tax rate of about 20% for the fiscal year 2010 based upon our current projections.  Due to our full valuation allowance our income tax expense varies greatly from the statutory tax rate.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes cash, cash equivalents and investments (in thousands):

	December 31,	March 31,
	2009	2009
Cash and cash equivalents	$29,756	$15,912
Investments in auction rate securities, including put options	12,450	13,239
Investments - other	-	174
Total cash, cash equivalents and investments	$42,206	$29,325

As of December 31, 2009, we held $12.5 million of marketable securities at par value consisting of ARSs that were classified as current investments in our condensed consolidated balance sheet.  Also included in our short-term investments is the Put Option received in this rights offering from UBS with a fair value of approximately $0.9 million.  UBS has the “Right” to purchase its ARSs at par at any time through July 3, 2012 and we have the “Right” to sell our ARSs at par to UBS beginning June 30, 2010 through July 3, 2012.  We intend to exercise our Put Option and sell our ARSs to UBS on June 30, 2010, which is within one year.  As of March 31, 2009, our ARSs investment had a fair value of $12.2 million and the Put Option was valued at $1.0 million.

Refer to Note 2, caption 8, Cash and Cash Equivalents, Short-term Investments of the condensed consolidated financial statement for further discussion of our current investments.

The following table displays the sources and uses of cash by activity (in thousands):

	Nine Months Ended
	December 31,
	2009	2008
Net cash provided by operating activities	$13,267	$2,161
Net cash provided (used) in investing activities	$179	$(2,485)
Net cash provided by financing activities	$458	$3,102

Net cash provided by operating activities for the nine-month period ended December 31, 2009 was $13.3 million consisting of net income of $5.1 million plus $4.7 million in non-cash charges and the decrease in operating assets, net of changes in operating liabilities, of $3.4 million.  Net cash used by operating activities of $2.2 million for the nine-month period ended December 31, 2008 was due to the $2.7 million provided from the net loss adjusted by the non-cash charges partially offset by $0.5 million used in operating assets and operating liabilities.

Net cash provided by investing activities was approximately $0.2 million for the nine-month period ended December 31, 2009, compared to $2.5 million of cash used by investing activities for the nine-month period ended December 31, 2008  due mainly to the $1.5 million decrease in capital expenditures and the $1.1 million of ARS redeemed by UBS at par. We do not expect to have material levels in capital equipment or leasehold improvement expenditures during the remainder of our fiscal year ending March 31, 2010.

Net cash provided by financing activities was $0.5 million for the nine-month period ended December 31, 2009, $2.6 million less than the $3.1 million of cash provided by financing activities for the nine-month period ended December 31, 2008 due mainly to the $3.0 million in credit line borrowing during this period last year.

Current Borrowing Arrangements

We have borrowed $8.4 million from UBS as of December 31, 2009 under a credit line collateralized by the ARSs. The intent of the credit line is to provide a no-cost loan where the interest rate charged on the credit line is equal to the interest rate earned on the ARSs.  Variable rate advances under the UBS Credit Line will bear interest at a variable rate equal to the lesser of: (a) the London Interbank Offered Rate, plus a percentage rate between 1.25% to 2.75%, depending on the amount of the advance, and (b) the then applicable weighted average rate of interest or dividend rate paid to us by the issuer of the ARSs, and in each case, such interest rate is subject to adjustment at any time and from time to time to reflect changes in the composition of the ARSs.  When calculating the weighted average interest rate, the interest rate paid to us with respect to the ARSs is equal to, (i) for the period up to and including January 21, 2009, the applicable coupon rate(s) and (ii) from January 22, 2009 and thereafter, the then applicable Taxable Student Loan Auction Rate Certificates Maximum Auction Rate for the Taxable Student Loan Auction Rate Securities (“SLARSs”).

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

We believe that we have sufficient available cash to execute our business plan for the next twelve months and we expect the estimated level of revenues to be sufficient to generate cash from operating activities over the same period.  Operating cash flows could be negatively impacted to a significant degree if our largest U.S. government program or other significant programs were to be delayed, reduced, canceled, or not extended and if this and other card programs are not replaced by other card orders or other sources of income.

CONTRACTUAL OBLIGATIONS:

The following table provides a summary of the effect on liquidity and cash flows from our contractual obligations (in thousands):

	Fiscal Year Ended
	March 31,
	2010	2011	2012	2013	2014	Thereafter	Total

Non-cancelable operating leases (1)	$658	$1,879	$1,755	$1,691	$1,437	$2	$7,422
Non-cancelable purchase orders	1,152	—	—	—	—	—	1,152
Net Borrowing on revolving credit with UBS (2)	8,429	—	—	—	—	—	8,429
Total	$10,239	$1,879	$1,755	$1,691	$1,437	$2	$17,003

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

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Interest Rate Risk.  We invest our cash, beyond that needed for daily operations, in high quality debt securities.  In doing so, we seek primarily to preserve the value and liquidity of our capital and, secondarily, to safely earn income from these investments.  To accomplish these goals, we invest only in debt securities issued by (a) the U.S. Treasury and U.S. government agencies, state agencies and corporations and (b) debt instruments that meet the following criteria:

o	Commercial paper rated A1/P1 or debt instruments rated AAA, as rated by the major rating services; and
o	Ability to be readily be sold for cash.

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

We are subject to interest rate risk on our short-term borrowings under our Credit Line Agreement with UBS wherein we drew down an aggregate of $8.4 million as of December 31, 2009; secured by the ARSs we currently hold. However, the credit line provides an offsetting-cost loan where the interest rate charged on the credit line is equal to the interest rate earned on the ARSs.  We entered into a Rights settlement whereby UBS offered to purchase certain ARSs it placed, including those we hold, at par or face value.  UBS has the “Right” to purchase its ARSs at par at any time through July 3, 2012 and we have the “Right” to sell our ARSs at par to UBS beginning June 30, 2010 through July 3, 2012.  We have no other short or long-term borrowings other than the credit line with UBS and capitalized lease agreements that would give rise to significant interest rate risk.  Although our interest income is sensitive to changes in the general level of U.S. interest rates, particularly since some portion of our investments are in money market funds, we do not expect our operating results or cash flows to be affected to any significant degree by the effects of a change in market interest rates on our investments.  A plus or minus ten percent change will not have a material impact on the valuation of our investments.

We do not enter into investments for speculative purposes. Although our ARSs investments had been designated as trading securities as of December 31, 2009 and March 31, 2009, we expect to recover the par value of the ARSs based on our “Rights” agreement with UBS.  We intend to sell them to UBS on June 30, 2010, which is now within one year.  Hence, we reclassified the ARSs investments to current assets, including the Put Option, at December 31, 2009.  We believe that we have sufficient available cash to execute our business plan for fiscal year 2010 as we expect the estimated level of revenues to be sufficient to generate cash from operating activities over the same period.

Refer to Note 2, caption 8, Cash and Cash Equivalents, Short-term Investments and Long-term Investments of the condensed consolidated financial statement for further discussion of our noncurrent investments.

Fair Value Fluctuation Risk.  At December 31, 2009 and March 31, 2009, there was insufficient observable ARSs market information available to determine the fair value of our ARSs investments, or the Put Option. Therefore, in order to validate the fair value estimate of these securities, we incorporated assumptions such as credit quality or financial standing of the issuer, final stated maturities, estimates on the probability of the issue being called prior to final maturity, impact due to extended periods of maximum auction rates, liquidity risk premium, and broker quotes from independent valuators using widely accepted financial models. Management believes that these are reasonable estimates reflecting the unique circumstances of the subject SLARSs and the method of valuing the Put Option as forward contracts is reasonable.  As of December 31, 2009, we held $12.5 million par value, with fair value of $11.6 million, of marketable securities consisting of ARSs. Also included in our current investments is the Put Option received in the rights offering from UBS with a fair value of approximately $0.9 million at December 31, 2009.  UBS has the “Right” to purchase its ARSs at par at any time through July 3, 2012 and we have the “Right” to sell our ARSs at par to UBS beginning June 30, 2010 through July 3, 2012.  We intend to sell them to UBS on June 30, 2010, which is within one year.  Hence, we reclassified the ARSs investments and the Put Options from non-current to current assets in our condensed consolidated balance sheet at December 31, 2009.  The change in fair value of the ARSs’ investments resulted in approximately $0.3 million non-cash gain for the nine-month period ended December 31, 2009.  We believe that we will recover the full amount our our ARSs investment at par until June 30, 2010 when we intend to exercise our Put Option with UBS. During fiscal year 2009, we recorded a net loss of about $0.3 million resulting from the fair values of the ARSs and the Put Option at March 31, 2009.  A plus or minus ten percent change on differential of UBS’ credit risk compared with market interest rates will not have a material impact on the valuation of our investments.

For the second and third quarters of fiscal year 2010, a total of $1,050,000 of the ARSs was redeemed at par by UBS from the gross amount of $13.5 million.  The following summarizes investments at fair value, weighted average yields and expected maturity dates as of (in thousands):

			Change in
	December 31, 2009	March 31, 2009	fair value

Auction rate securities at beginning of period	$13,500	$13,500
Redeemed at par	(1,050)	-
Gross unrealized gains	(927)	(1,267)	340
Estimated fair market value of ARS	11,523	12,233
Put Option	927	1,006	(79)
Estimated fair market value of ARS including Put Option at end of period	$12,450 (1)	$13,239 (2)	$261
Weighted average yield	1.49%	1.57%

Maturity Dates	July 15, 2029 through January 25, 2047	July 15, 2029 through January 25, 2047

(1) classified as current assets
(2) classified as non-current assets

Foreign Currency Exchange Rate Risk.  Our U.S. operations sell products in various international markets.  Revenue by our German subsidiary of approximately $10.2 million and $11.9 million, during the nine-month periods ended December 31, 2009 and 2008, respectively, were denominated in foreign currency (Euro).  In addition, some raw material purchases and purchased services were denominated in foreign currency.

We use short-term foreign exchange forward contracts to mitigate foreign currency risk associated primarily with inter-company receivables and payables, and loans receivable (denominated in Euros) to our German subsidiary.  Our foreign exchange forward contracts are not designated for accounting purposes as hedging instruments under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended.  Accordingly, any gains or losses resulting from changes in the fair value of the forward contract are reported in other income, net expenses.  The gains and losses on these forward contracts generally offset gains and losses associated with the underlying foreign currency denominated inter-company receivables and payables, and loans receivable.  At December 31, 2009, we had a foreign exchange forward contract with a maturity of less than 30 days to purchase 1.2 million Euros. The fair value of the forward contract was not material at December 31, 2009. At March 31, 2009, we had a foreign exchange forward contract with a maturity of less than 30 days to purchase 1.3 million Euros.  A plus or minus ten percent change in foreign exchange rates will not have a material impact on the condensed consolidated financial statements.  Refer to risk factor, “We Are Subject To Risks Associated With Changes in Foreign Currency Exchange Rates.”

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

(b)       Changes in Internal Control over Financial Reporting.  There were no changes in our internal control over financial reporting that occurred during the three-month period ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.       Legal Proceedings

On October 9, 2009, we filed a claim against Global Investments Group Ltd (“GIG”) and Prevent Global d.d (“Prevent”) in the English High Court of Justice, Commercial Court.  The claim relates to a series of agreements we entered into in 2004 with GIG for a turn-key project in Slovenia to enable GIG to manufacture and distribute optical memory cards (the “Agreements”).  In 2007, GIG assigned all of its rights, title and interest in the Agreements (including rights to equipment we hold) to Prevent and Prevent agreed to assume all of the obligations under the Agreements.  However, a dispute has arisen regarding whether Prevent or GIG (i) is obliged to make payments owed to us under the Agreements; (ii) has title to certain equipment under the Agreements; and (iii) is subject to and bound by the arbitration provisions contained in the Agreements.  We therefore are seeking a declaration from the English Court on these questions and awaiting responses from both GIG and Prevent.  Based on our review of the information available at this time, our opinion is that the total cost of resolving this contingency should not be material to our condensed consolidated financial statements.

From time to time we are a party to other matters and pending or threatened claims and assessments that are normal in the course of our operations. While we believe that the ultimate outcome of these matters will not be material to our financial position, results of operations or cash flows, the outcome of these matters is not always predictable and negative outcomes may harm our financial position, liquidity, or results of operations.

Item 1A.   Risk Factors

This description of the risk factors associated with our business supersedes the description previously disclosed in Part I, Item 1A of the 2009 Form 10-K and Part II, Item 1A of the Form 10-Q for the quarter ended September 30, 2009.

OUR CURRENT AND FUTURE EXPECTED REVENUES ARE DERIVED FROM A SMALL NUMBER OF ULTIMATE CUSTOMERS SO THAT THE LOSS OF OR REDUCTIONS IN PURCHASES BY ANY ONE ULTIMATE CUSTOMER COULD MATERIALLY REDUCE OUR REVENUES AND RESULT IN LOSSES.  During the three-month period ended December 31, 2009 and each of the previous two fiscal years, we derived, on average, 65% of our revenues from six programs.  Due to the lengthy sales cycles, we believe that the majority of our revenues in the near-term will come from among these programs, with perhaps the addition of a few other programs.  The loss of or reductions in purchases by any one of our largest customers due to program cutbacks, competition, or other reasons could materially reduce our revenue base.  We have incurred losses when there are material reductions, gaps or delays in card orders from our largest U.S. or foreign government programs or if such programs are reduced in scope, delayed, canceled, or not extended and not replaced by other card orders or other sources of income.

Revenues from the following major customers are shown below accounting for 10% or greater of our total revenues:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2009	2008	2009	2008
General Dynamics Information Technology ("GDIT")	31%	20%	30%	23%
DGM Sistemas LDA ("DGMS")	23%	17%	17%	<10%
Laser Memory Card ("LMC")	10%	-	<10%	<10%
Gemalto Oy ("Gemalto")	<10%	<10%	18%	<10%
Omar K. ACSS Communications and Space Services Company Ltd. ("ACSS")	-	25%	<10%	22%

WE HAVE INCURRED NET LOSSES IN ALL BUT SIX QUARTERS DURING THE PREVIOUS FIVE YEARS AND WE MAY NOT BE ABLE TO GENERATE SUFFICIENT REVENUE IN THE FUTURE TO MAINTAIN OR ACHIEVE PROFITABILITY.  For the five years prior to the fiscal year ending March 31, 2010, only fiscal year 2006 generated a net income.  Although the three-month period ended March 31, 2009 and the nine-month period ended December 31, 2009 were profitable, there can be no assurance that we will generate enough revenues to maintain profitability.  We are relying principally upon our optical security media technology to generate future product revenues, earnings and cash flows.  If alternative technologies emerge or if we are otherwise unable to compete, we may not be able to sustain profitability.

OUR CONTRACTS WITH OUR LARGEST CUSTOMERS PROVIDE FOR AN INDEFINITE DELIVERY/INDEFINITE QUANTITY OF SUPPLIES OR SERVICES.  We typically receive purchase orders where customers have the right to delay or cancel delivery at any time.  We have no long-term firm order commitments from any of our largest customers.  Therefore, delays in orders, contract cancellations or changes in technology decisions could result in decreased revenues and operating losses.  Our revenue is predominantly dependent on the receipt of purchase orders on a recurring basis.  Since we do not have contracts with firm commitments for deliveries over an extended period of time our revenue and earnings are subject to volatility.

OUR OPTICAL MEMORY CARD PRODUCT REVENUES WILL NOT GROW IF WE DO NOT MAINTAIN REVENUE FROM EXISTING PROGRAMS AND WIN NEW BUSINESS.  There can be no assurance that revenue levels on existing programs will be maintained or that we will receive sizable orders for new programs, nor any assurance that we will be able to win any other new business which is necessary to grow or maintain our business to the level we desire.

SINCE THE SALES CYCLE FOR OUR SECURE ID PRODUCTS IS TYPICALLY LONG AND UNPREDICTABLE, WE HAVE DIFFICULTY PREDICTING WHEN NEW BUSINESS WILL CONTRIBUTE TO REVENUE GROWTH.  Because our customers for secure ID credentials are large government entities, obtaining substantial orders usually involves a lengthy sales cycle, requiring marketing and technical time and often times significant expense with no guarantee that substantial orders will result.  This long sales cycle results in uncertainties in predicting operating results, particularly on a quarterly basis. In addition, the equipment supply and consulting work we undertake on occasion for the set up of card manufacturing facilities involves substantial time from start to finish, with the potential for obstacles to intervene outside our control, such as delays in the construction and readying of the building and site by the customer and the potential for our customer to request changed specifications for the facility's throughput, so there can be substantial lags between when we sign a contract and receive a deposit and when we complete a project and recognize revenue.

WE COULD EXPERIENCE EQUIPMENT, RAW MATERIAL, QUALITY CONTROL, OR OTHER PRODUCTION PROBLEMS ESPECIALLY IN PERIODS OF INCREASING VOLUME.  There can be no assurance that we will be able to meet our projected card manufacturing capacity if and when customer orders grow significantly.  We have made and may continue to make significant capital expenditures to expand our card manufacturing capacity depending upon projected volume.  However, since customer demand is difficult to predict and can be terminated at any time, and we generally wait for such demand to materialize prior to making capital expenditure commitments, we may be unable to ramp up our production quickly enough to fill new customer orders in a timely fashion.  This could cause us to lose new business and possibly existing business. In addition, if we overestimate customer demand, we could incur significant costs from creating excess capacity, such as was the case during fiscal years 2007 and 2008.  The addition of fixed overhead costs increases our breakeven point and results in lower gross margins unless compensated for by increased product sales.  When purchasing raw materials for our anticipated optical card demand, we take into consideration the order-to-delivery lead times of vendors and the economic purchase order quantity for such raw materials.  If we over-estimate customer demand, excess raw material inventory and inventory write-offs can result.  We may experience manufacturing complications associated with increasing our manufacturing capacity.  We may also experience difficulties implementing new manufacturing processes, meeting customers’ quality or international standards requirements, or outsourcing some of our manufacturing.

WE ARE CURRENTLY OUR OWN SOLE SOURCE OF OPTICAL MEMORY CARDS AND SEVERAL OF THE STEPS IN OUR CARD MANUFACTURING PROCESS HAVE NO BUILT-IN REDUNDANCY.  THEREFORE, WE ARE SUSCEPTIBLE TO SUPPLY INTERRUPTIONS, INCLUDING IF CERTAIN MACHINERY WERE TO BREAK DOWN.  MUCH OF OUR MANUFACTURING EQUIPMENT IS COMPRISED OF CUSTOM VERSIONS OF MACHINERY, SOME OF WHICH IS MORE THAN 20 YEARS OLD.  IN ADDITION, WE ARE AT RISK OF LOSING OR NOT OBTAINING CERTAIN PROGRAMS SHOULD THEY REQUIRE A SECOND SOURCE.  We use a proprietary manufacturing process with custom machinery and several of the steps in our card manufacturing process have no built-in redundancy, or in some cases, have only the redundancy located in Germany.  We are susceptible to supply interruptions when our line goes down and when our line malfunctions.  Much of our machinery is comprised of customized versions of machinery that has long lead times to replace and may be difficult to maintain or repair, requiring us to be self-reliant.  Some of the machinery we use is more than 20 years old and is no longer produced by its manufacturer, which would require us to adapt a newer version to our needs if this machinery broke down, which would involve additional delay, effort and expense.  If current or potential customers require a second source for their card programs (which is a common business practice) they could decide to use one of our competitors that may have multiple sources of supply.  This would harm our business and financial results.

IF WE ARE UNABLE TO BUY RAW MATERIALS IN SUFFICIENT QUANTITIES AND ON A TIMELY BASIS, WE WILL NOT BE ABLE TO DELIVER PRODUCTS TO CUSTOMERS ON TIME, WHICH COULD CAUSE US TO LOSE CUSTOMERS RESULTING IN A DECLINE IN REVENUES.  Most of the raw materials used in the manufacture of optical memory cards are available from one or more qualified suppliers.  Such materials include plastic film used in optical memory card production, which are available from one supplier in the U.S. and from multiple foreign suppliers.  Processing chemicals, inks and bonding adhesives are obtained from various U.S. and foreign suppliers.  We often order significant quantities of raw materials to prepare for expected demand.  If the demand does not materialize as expected, raw material inventory supplies will grow as it takes longer to consume in production sized for actual sales volume.  It is possible that this could lead to high levels of obsolescence and inventory write-downs if product designs change or demand decreases.  Also, certain photographic film is commercially available solely from Eastman Kodak Company (“Kodak”) of the United States.  No assurance can be given that Kodak will continue to supply such photographic film on a satisfactory basis and in sufficient quantities to meet our requirements.  If Kodak were to discontinue manufacturing the film from which our optical media is made, we would endeavor to establish an alternate supplier for such film, although the purchase price could increase and reliability and quality could decrease with a new supplier.  No assurance can be given that we will have adequate demand to attract a second source.  In addition, an alternate supplier could encounter technical issues in producing the film, as there may be know-how and manufacturing expertise which Kodak has developed over the years which an alternate supplier may have difficulty replicating.  If Kodak announced that it would no longer offer film, we would request that Kodak provide us with a last-buy opportunity which we would plan to take maximum advantage of, although no assurance can be given that Kodak would provide us with such an opportunity.  There can be no assurance that we would be able to procure an alternate source of supply of this film on reasonable terms or at all, which could force us to design new cards using different materials.  This could be very disruptive to our business, result in increased costs and lower quality products, and cause us to lose sales. We are also researching other materials besides film for use as optical memory card media.  Even if developed or procured, there can be no assurance that other materials could be used as a replacement for Kodak film in our current product or be cost-effective.

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

WE ARE LARGELY DEPENDENT ON SYSTEMS INTEGRATORS FOR IMPLEMENTATION OF CARD PROGRAMS AND THEIR METHOD OF IMPLEMENTATION MAY NOT BE SUCCESSFUL DUE TO QUALITY OR COST.  We mainly sell to VARs and system integrators who in turn sell solutions to the end customer.  The system integrators may not follow the recommendations we provide for the handling, processing, and printing of our cards or for working with the end-user in the card issuing process.  This could lead to low quality, high costs, or both, resulting in damage to our reputation, the LaserCard name and loss of the contract.  In order to mitigate this risk, we work to train the integrators to avoid such situations but cannot control their work and may not always be successful in our training.  We plan to continue to offer this support and then transition the card issuing process to local resources once the program is running successfully.  There can be no assurance that issues with our systems integrators in the future will not damage our reputation, the LaserCard name, reduce our revenues, or cause us to lose various governmental programs.

OUR OPTICAL MEMORY CARDS HAVE A COMPLEX STRUCTURE THAT REQUIRES A HIGH DEGREE OF TECHNICAL KNOWLEDGE AND EXPERIENCE TO MEET INCREASINGLY STRINGENT PERFORMANCE REQUIREMENTS.  WE HAVE IN THE PAST AND COULD IN THE FUTURE AGREE TO CERTAIN CHARACTERISTICS BEYOND THOSE REQUIRED IN INDEPENDENTLY PUBLISHED STANDARDS.  THIS COULD INCREASE OUR COST OF MANUFACTURING CARDS OR RESULT IN ACCEPTING RETURNS OR GIVING CREDITS TO THE CUSTOMER IF WE FAIL TO COMPLY WITH THESE CHARACTERISTICS.  MANY CUSTOMERS MAINTAIN SIGNIFICANT ADVANCE INVENTORY WHICH INCREASES THIS RISK.  There can be no assurance that we will be able to meet customers’ quality or standards requirements consistently.  This could lead to high manufacturing costs due to low product yields or unexpected product returns.  We employ a rigorous quality control procedure, are ISO 9001:2000 certified, and strive to deliver products that meet published standards and customer expectations.  Even so, we cannot give assurance that our products will meet customer expectations in all cases.  We have in the past, and we may in the future, replace products held by customers or give credit for products previously delivered.  Any failure to meet our customers’ standards may harm our reputation, result in product returns and inventory write downs, and may cause us to lose sales and customers.

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

THE PRICE OF OUR COMMON STOCK IS SUBJECT TO SIGNIFICANT VOLATILITY.  The price of our common stock is subject to significant volatility, which may be due to fluctuations in revenues, earnings, liquidity, press coverage, analyst recommendations, financial market interest, trading volume, and stock market conditions, as well as changes in technology and customer demand and preferences.  As a result, our stock price might be low at the time a stockholder wants to sell our stock which may result in losses.  For example, during fiscal year 2009 our stock price fluctuated from a high of $9.73 per share to a low of $2.05 per share.  Also, since we have a relatively low number of shares outstanding (approximately 12 million shares), there will be more volatility in our stock if one or two major holders, for example, large institutional holders, attempt to sell a large number of shares in the open market.  Furthermore, our trading volume is often small, meaning that a few trades may have disproportionate influence on our stock price.  In addition, someone seeking to liquidate a sizeable position in our stock may have difficulty doing so except over an extended period or privately at a discount.  Thus, if one or more stockholders were to sell or attempt to sell a large number of shares within a short period of time, such sale or attempt could cause our stock price to decline.  There can be no guarantee that stockholders will be able to sell the shares that they acquired at a price per share equal to or greater than the price they paid for the stock.

WE ARE SUBJECT TO RISKS ASSOCIATED WITH CHANGES IN FOREIGN CURRENCY EXCHANGE RATES.  Part of the manufacturing process of certain of our products takes place in our operations in Germany.  Also, some of the raw materials we use to manufacture optical memory cards are sourced in Europe.  These costs are denominated in Euros, the currency used in much of Europe.  However, when we sell our finished products, the prices that we charge are denominated in U.S. dollars.  Accordingly, we are subject to exposure when the exchange rate for Euros increases in relation to the U.S. dollar.  When the U.S. dollar weakens against other currencies in which we transact business, particularly against Euro, generally sales and net income will be positively impacted.  Conversely, when the U.S. dollar strengthens against other currencies in which we transact business, particularly against Euro, generally sales and net income will be negatively impacted. As of December 31, 2009, we had not entered into a forward exchange contract or other hedging transaction to hedge against or potentially minimize the foreign currency exchange risk related to transactions other than those related to inter-company transactions.  The losses on foreign currency exchange related to purchase and intercompany transactions for these periods were immaterial, but we have no assurance that such losses will not be significant in the future.

WE HAVE INVESTED A SIGNIFICANT PORTION OF OUR CASH IN AUCTION RATE SECURITIES (“ARSs”), WHICH BECAME ILLIQUID IN FEBRUARY 2008.  WE COULD RECORD FURTHER IMPAIRMENT CHARGES IF THE FAIR VALUE OF THESE INVESTMENTS DECLINES FURTHER. As of December 31, 2009, we held $12.5 million par value, of marketable securities consisting of ARSs that we classified as current investments in our condensed consolidated balance sheets. Previously, UBS offered and we accepted a “Rights” offering whereby UBS offered to purchase certain ARSs it placed, including those we hold, at par or face value.  Also included in our short-term investment is the Put Option received in this rights offering from UBS recognized as a benefit with a fair value of approximately $0.9 million.  Although we recorded a net gain of approximately $0.3 million during the nine-month period ended December 31, 2009 resulting from a change in fair values, there is no assurance that the fair value will continue to be favorable in the future. UBS has the “Right” to purchase its ARSs at par at any time through July 3, 2012 and we have the “Right” to sell our ARSs at par to UBS at any time from June 30, 2010 through July 3, 2012.  We intend to exercise our Put Option and sell our ARSs to UBS on June 30, 2010.  As of December 31, 2009, we have borrowed $8.4 million from UBS under a credit line collateralized by the ARSs. We recognized a net loss of $0.2 million related to the fair values of the ARSs and the Put Option during the nine-month period ended December 31, 2008.

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

THE AMOUNT OF OUR NET OPERATING LOSS CARRYFORWARDS (“NOLS”) IS UNCERTAIN AND PRIOR TRANSACTIONS TO WHICH WE HAVE BEEN A PARTY AND FUTURE TRANSACTIONS TO WHICH WE MAY BECOME A PARTY, INCLUDING STOCK ISSUANCES AND CERTAIN SHAREHOLDER STOCK TRANSACTIONS, MAY JEOPARDIZE OUR ABILITY TO USE SOME OR ALL OF OUR NOLS. Based on current tax law, we believe we had NOLs sufficient for U.S. federal and state income tax purposes to offset future taxable income in the amount of $19.2 million as of March 31, 2009. As of December 31, 2009, we had incurred significant cumulative losses in the U.S.  Our ability to utilize these NOLs may be subject to significant limitations under Section 382 of the Internal Revenue Code if we have undergone, or undergo in the future, an ownership change.  An ownership change occurs for purposes of Section 382 of the Internal Revenue Code if, among other things, stockholders who own or have owned, directly or indirectly, 5% or more of our common stock (with certain groups of less-than-5% stockholders treated as a single stockholder for this purpose) increase their aggregate percentage ownership of our common stock by more than fifty percentage points above the lowest percentage of the stock owned by these stockholders at any time during the relevant three-year testing period. In the event of an ownership change, Section 382 imposes an annual limitation, based upon the value of the company at the time of the ownership change, on the amount of taxable income a corporation may offset with NOLs. Any unused annual limitation may be carried over to later years until the applicable expiration date for the respective NOLs.  To the extent that these NOLs become significantly limited, we expect to be taxed on our income, if any, at the U.S. federal and state statutory rates.  As a result, any inability to utilize these NOLs would adversely affect future operating results by the amount of the federal or state taxes that would not have otherwise been payable, having an adverse impact on our operating results and financial condition.  In addition, the inability to use NOLs could harm the value at which we might be acquired by a third-party and would adversely affect our financial condition relative to our financial condition had the NOLs been available.  In addition, California and certain states have suspended use of NOLs, and other states are considering similar measures.  As a result, we may incur higher state income tax expense in the future.  Depending on our future tax position, continued suspension of our ability to use state NOLs could have an adverse impact on our operating results and financial condition.

IN MARCH 2004, WE SOLD A CARD MANUFACTURING LICENSE UNDER WHICH WE WILL PROVIDE CERTAIN FACTORY SET-UP AND TRAINING SERVICES IN SLOVENIA TO GLOBAL INVESTMENT GROUP LTD. (“GIG”) IN CONJUNCTION WITH PREVENT GLOBAL OF SLOVENIA (“PREVENT GLOBAL”).  NEITHER GIG NOR PREVENT GLOBAL ARE CURRENT WITH THE OBLIGATIONS UNDER THE AGREEMENT.  There have been certain agreements made between us and GIG in conjunction with Prevent Global of Slovenia (Prevent) regarding this contract.  We are obligated to deliver manufacturing equipment and installation support specified in the contract to GIG/Prevent Global for a card manufacturing facility in Slovenia that has not yet been provided by GIG or Prevent, to provide a targeted initial manufacturing capacity of 10 million optical cards annually.  Our obligation arises under an agreement with GIG which was assumed by Prevent in 2007.  We have performed our obligations under the agreements and stand ready to complete the remaining obligations.  However, payments due to us are in arrears and GIG has claimed that it still has rights to the agreement.  We have filed a claim in the United Kingdom, the court of jurisdiction, for the determination of who between GIG and Prevent Global is the rightful counterparty to the agreements.  Upon this determination, we intend to exercise our rights under the contract.  It is possible that we, Prevent Global or GIG will initiate other litigation to enforce rights under the agreements.  Any such litigation may be expensive to us and distracting to our management even if we ultimately prevail.  In the opinion of our management, based on the review of information available at this time, the total cost of resolving this contingency at December 31, 2009 should not have a material adverse effect on our condensed consolidated financial statements.  We will establish accruals for potential expenses or losses that we believe are probable and reasonably estimable if and when this occurs.

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

AS A RESULT OF OUR REQUIRED ANNUAL EVALUATION OF OUR INTERNAL CONTROLS OVER FINANCIAL REPORTING, WE MAY IDENTIFY INTERNAL CONTROL WEAKNESSES NEEDING REMEDIATION, WHICH COULD HARM OUR REPUTATION.  We have completed the evaluation of our internal controls over financial reporting as required by Section 404 of the Sarbanes-Oxley Act of 2002 for the fiscal years ended March 31, 2009 and 2008. Although our assessment, testing, and evaluation resulted in our conclusion that, as of March 31, 2009 and 2008, our internal control over financial reporting was effective, we cannot predict the outcome of our testing in future periods. Because of the inherent limitation of disclosure controls, no evaluation of such controls can provide absolute assurance that all control issues and instances of fraud, if any, within LaserCard have been detected or can be eliminated.  If our internal controls are found to be ineffective in future periods, our reputation could be harmed.  We may incur additional expenses and commitment of management’s time in connection with further evaluations, both of which could materially increase our operating expenses and accordingly reduce our net income.

IF WE ENGAGE IN ACQUISITIONS, WE WOULD INCUR A VARIETY OF COSTS AND THE ANTICIPATED BENEFITS MIGHT NEVER BE REALIZED.  In recent times, we have not made any acquisitions other than Challenge Card Design and Cards & More in March 2004 and there can be no assurance that we will be able to successfully integrate any business, products, technologies or personnel that we might acquire in the future.  Future acquisitions may result in substantial dilution of our current stockholders’ percentage ownership; expenditure of our current limited cash resources; incurrence of debt, amortization of expenses related to goodwill, research and development, and other intangible assets or large and immediate write-offs; and assumption of liabilities.  Our operation of any acquired business will also involve numerous risks, including assimilating employees, operations, technologies, and products; unanticipated costs; diverting our management’s time and attention from the day-to-day operation of our business; entering markets in which we have no or limited direct experience; potentially losing key employees from the acquired company; and adversely affecting our existing business relationships.  If we fail to adequately manage these risks, we may not achieve the intended benefit of any acquisition.

WE MAY FACE RISKS FROM OUR FOREIGN OPERATIONS AND SUBSTANTIAL INTERNATIONAL SALES.  Our products are used in countries around the world in addition to the United States, such as Germany, the United Kingdom, Switzerland, Angola, Italy, India, Costa Rica, and the Kingdom of Saudi Arabia.  International sales accounted for approximately 68% and 70% of our major program revenues during the three and nine-month periods ended December 31, 2009, respectively. International sales accounted for approximately 79% and 77% of our major program revenues during the three and nine-month periods ended December 31, 2008, respectively.  We also operate a subsidiary in Germany.  Our international operations are subject to the following risks, among others: difficulty with staffing and managing international operations; transportation and supply chain disruptions and increased transportation expense as a result of epidemics, terrorist activity, acts of war or hostility, increased security and less developed infrastructure; political and economic uncertainty caused by changes in governments, epidemics, terrorism or acts of war or hostility; difficulties in collecting receivables and longer accounts receivable payment cycles; and potentially adverse tax consequences.

Item 6.      Exhibits

See the Exhibit Index following the signature page to this Quarterly Report on Form 10-Q for the information required by this item.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

LASERCARD CORPORATION
(Registrant)

Signature	Date

/s/ Robert T. DeVincenzi	February 9, 2010
Robert T. DeVincenzi Chief Executive Officer (Principal Executive Officer)

/s/ Steven G. Larson	February 9, 2010
Steven G. Larson Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit
Number	Description

3.1	Certificate of Incorporation. (1)

3.2	Amended and Restated Bylaws. (2)

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*Filed herewith.

(1) Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31,
2005 and incorporated herein by reference.
(2) Previously filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the SEC on July 29, 2009 and incorporated herein by reference.