Form 10-Q
period 2010-07-02
LASERCARD CORP
filed 2010-08-10
CIK 30140

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[Mark One]

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended July 2, 2010

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

Number of outstanding shares of common stock, $.01 par value, at August 10, 2010: 12,265,039

PART I.	FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

LASERCARD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In thousands)

	June 30, 2010	March 31, 2010*
ASSETS
Current assets:
Cash and cash equivalents	$22,684	$33,180
Short-term investments	7,009	11,907
Accounts receivable, net of allowance of $29 at June 30, 2010 and $37 at March 31, 2010	3,281	4,157
Inventories, net of reserves of $891 at June 30, 2010 and $2,143 at March 31, 2010	11,491	11,326
Deferred contract costs	213	213
Prepaid and other current assets	992	1,280
Total current assets	45,670	62,063

Property, plant and equipment, net of accumulated depreciation of $24,316 at June 30, 2010 and $23,904 at March 31, 2010	9,120	9,409
Equipment held for resale	7,155	7,155
Long-term investments	5,046	-
Patents and other intangibles, net	286	307
Notes receivable	210	230
Deferred contract costs	79	79
Other non-current assets	48	48
Total assets	$67,614	$79,291

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,267	$1,236
Accrued liabilities	2,800	4,539
Deferred income tax liability	173	191
Advance payments from customers	3,866	6,525
Short-term debt	-	7,865
Deferred revenue	533	533
Deferred rent	278	270
Capital lease obligation	74	76
Total current liabilities	8,991	21,235

Capital lease obligation, net of current portion	52	77
Advance payments from customers, net of current portion	24,505	24,505
Deferred revenue, net of current portion	3,306	3,306
Deferred rent, net of current portion	881	954
Income tax payable	308	308
Total liabilities	38,043	50,385

Stockholders’ equity:
Preferred stock, $0.01 par value:
Authorized - 2,000,000 shares
Issued - none	—	—
Common stock, $0.01 par value
Authorized - 30,000,000 shares
Issued and outstanding - 12,263,048 shares at June 30, 2010 and 12,234,882 shares at March 31, 2010	123	122
Additional paid-in capital	69,896	69,492
Accumulated deficit	(40,383)	(40,815)
Accumulated other comprehensive income (loss)	(65)	107
Total stockholders’ equity	29,571	28,906

Total liabilities and stockholders’ equity	$67,614	$79,291

          *Amounts derived from audited consolidated financial statements

The accompanying notes are an integal part of these condensed consolidated financial statements.

LASERCARD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(In thousands, except per share amounts)

	Three Months Ended June 30,
	2010	2009

Revenues	$11,601	$16,308
Cost of product sales	7,070	9,705
Gross profit	4,531	6,603

Operating expenses:
Selling, general, and administrative expenses	3,701	4,074
Research and development expenses	286	371
Total operating expenses	3,987	4,445
Operating income	544	2,158

Other income, net	13	182

Income before income taxes	557	2,340

Provision for income tax	125	397

Net income	$432	$1,943

Net income per share:
Basic	$0.04	$0.16
Diluted	$0.04	$0.16

Weighted-average shares of common stock used in computing net income per share:
Basic	12,245	12,113
Diluted	12,301	12,140

The accompanying notes are an integral part of these condensed consolidated financial statements.

LASERCARD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Three Months Ended June 30,
	2010	2009
Cash flows from operating activities:
Net income	$432	$1,943
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	656	683
Fixed asset disposal	-	5
Provision for doubtful accounts receivable	(11)	86
Provision for excess and obsolete inventory	(17)	116
Provision for warranty	(52)	(3)
Stock-based compensation	413	571
Put option loss on fair value	-	16
Mark to market, trading gain	-	(234)
Changes in operating assets and liabilities:
Decrease in accounts receivable	715	4,632
Decrease (increase) in inventories	(333)	2,018
Decrease in deferred contract costs	-	447
Decrease (increase) in other current assets	275	(267)
Increase in equipment held for resale	-	(51)
Decrease in other non-current assets	-	60
Increase (decrease) in accounts payable and accrued liabilities	(1,493)	717
Increase (decrease) in deferred income tax liabilities	(1)	7
Decrease in deferred revenue	-	(475)
Decrease in deferred rent	(64)	(56)
Decrease in advance payments from customers	(2,534)	(360)
Net cash provided by (used in) operating activities	(2,014)	9,855
Cash flows from investing activities:
Purchases of property and equipment	(480)	(175)
Acquisition of patents	(2)	(5)
Maturities of marketable securities	11,907	-
Purchases of marketable securities	(12,055)	-
Net cash used in investing activities	(630)	(180)
Cash flows from financing activities:
Tax benefit on carryforward of gain from exercise of common stock options	-	214
Employee’s taxes (payment) withheld and paid for restricted stock	(9)	(6)
Net borrowing on revolving credit agreement	(7,865)	218
Principal payments on capital lease obligation	(23)	(22)
Net cash provided by (used in) financing activities	(7,897)	404
Effect of exchange rate changes on cash and cash equivalents	45	(1)
Net decrease (increase) in cash and cash equivalents	(10,496)	10,078
Cash and cash equivalents:
Beginning of period	33,180	15,912
End of period	$22,684	$25,990

Supplemental disclosures - cash payments for:
Income taxes	$40	$60
Interest expense	$28	$61

Supplemental schedule of non-cash investing activities:
Unrealized gain in fair value of investments in earnings	$-	$218

The accompanying notes are an integral part of these condensed consolidated financial statements.

LASERCARD CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. Basis of Presentation

          The unaudited condensed consolidated financial statements contained herein include the accounts of LaserCard Corporation and its wholly owned subsidiaries (“LaserCard,” “we” or “us”). All significant intercompany accounts and transactions have been eliminated upon consolidation. The consolidated balance sheet data as of March 31, 2010 was derived from audited consolidated financial statements, but does not include all disclosures required by U.S. generally accepted accounting principles (“GAAP).

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

          These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the fiscal year ended March 31, 2010, included in our Annual Report on Form 10-K, filed with the SEC on June 15, 2010 (the “2010 Form 10-K”).

           The results of operations for the three-month period ended June 30, 2010 are not necessarily indicative of results to be expected for any future period. We evaluated subsequent events through August 10, 2010, the date on which this Quarterly Report on Form 10-Q was filed with the SEC and found no material event had occurred subsequent to June 30, 2010.

          Recently Adopted Accounting Pronouncements: In June 2009, the Financial Accounting Standard Board (“FASB”) issued guidance that amends the consolidation rules related to variable interest entities. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. This guidance requires ongoing reassessments of whether an enterprise is the primary beneficiary of the variable interest entity. This guidance became effective during the three-month period ended June 30, 2010 and the adoption did not have a material impact on our financial position or results of operations.

          In October 2009, the FASB issued new accounting guidance related to the revenue recognition of multiple element arrangements. The new guidance states that if vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, companies will be required to develop a best estimate of the selling price to separate deliverables and allocate arrangement consideration using the relative selling price method. The accounting guidance was adopted during the three-month period ended June 30, 2010; however, the adoption did not impact our financial position or results of operations.

2. Summary of Significant Accounting Policies

          (1.) Principles of Consolidation and Basis of Presentation. The accompanying consolidated financial statements have been prepared in accordance with GAAP. The condensed consolidated financial statements include our accounts and our wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated upon consolidation.

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

LASERCARD CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

           (3.) Fiscal Period. For purposes of presentation, we label our annual accounting period end as March 31 and our quarterly accounting period ends as June 30, September 30 and December 31. In fact, we operate and report based on quarterly periods ending on the Friday closest to month end. Our 2010 fiscal year ended on April 2, 2010. The 13-week first quarter of fiscal year 2011 ended on July 2, 2010, and the 13-week first quarter of fiscal year 2010 ended on July 3, 2009.

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

          (5.) Derivative Financial Instruments. We use short-term foreign exchange forward contracts to mitigate foreign currency risk associated primarily with inter-company receivables and payables and loan receivables (denominated in Euros) with our subsidiary in Germany. Our foreign exchange forward contracts are not designated for accounting purposes as hedging instruments under the provisions of ASC 815, Accounting for Derivative Instruments and Hedging Activities, as amended. Accordingly, any gains or losses resulting from changes in the fair value of the forward contracts are reported in other income (expense), net. The gains and losses on these forward contracts generally offset gains and losses associated with the underlying foreign currency denominated inter-company receivables and payables, and loans receivable. At June 30, 2010 and March 31, 2010, we had foreign exchange forward contracts with a maturity of less than 30 days to purchase 0.8 million Euros and 1.3 million Euros, respectively. The fair value of the forward contracts was not material at June 30, 2010 and March 31, 2010.

          Refer to Note 2, caption 8, Cash and Cash Equivalents, Short-term Investments and Long-term Investments of the condensed consolidated financial statement for further discussion of our noncurrent investments.

          (6.) Concentrations of Risk. The financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash, cash equivalents, short-term investments, long-term investments and accounts receivable. We place our cash, cash equivalents, short-term and long-term investments in high-credit quality financial institutions. We are exposed to credit risk in the event of default by these institutions to the extent of the amount recorded on the condensed consolidated balance sheets. We intend to hold our investments to maturity. On June 30, 2010, in connection with the acceptance of the UBS offer in October 2008 related to our auction rate securities (“ARSs”), we exercised our Put Option and sold them to UBS. We redeemed $11.9 million of the ARSs at par during the three-month period ended June 30, 2010 and netted the proceeds against the $7.9 million borrowed under the UBS line of credit and received approximately $4.0 million in cash. We no longer have investments in ARSs or debt with UBS as of June 30, 2010. For a more detailed discussion of our ARSs and Put Option rights, please refer to Note 2, caption 8, Cash and Cash Equivalents, Short-term Investments and Long-term Investments in the 2010 Form 10-K.

          Accounts receivable are derived from revenue earned from customers primarily located in the Americas and EMEA. We perform credit evaluations of our customers’ financial condition from time to time and generally do not require collateral; however, we may extend credit to certain customers without receiving financial information. We maintain reserves for potential credit losses which, historically, have been immaterial.

LASERCARD CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

          (7.) Major Customers. The following customers accounted for more than 10% of revenue for the periods shown below:

	Three Months Ended June 30,
	2010	2009
General Dynamics Information Technology (“GDIT”)	28%	34%

DGM Sistemas, LDA	28%	-

Gemalto Oy (“Gemalto”)	10%	30%

          The revenue from these customers was attributable to each of our reportable segments. No other customer accounted for more than 10% of revenue during these periods.

          Three customers accounted for 34%, 13% and 11% of accounts receivable at June 30, 2010. One customer accounted for 30% and two customers each accounted for 13% of accounts receivable at June 30, 2009.

          (8.) Cash and Cash Equivalents, Short-term Investments and Long-term Investments. We account for our short-term marketable securities in accordance with ASC 320, Accounting for Certain Investments in Debt and Equity Securities. We consider all highly liquid investments, consisting primarily of commercial paper, discount notes, and U.S. government bonds with maturities of three months or less at date of purchase, to be cash equivalents. All investments with maturities at date of purchase of more than three months or current maturities of less than one year are classified as short-term investments. Investments with current maturities of more than one year are classified as long-term investments. We determine the length of our investments after considering our cash requirements and yields available for the type of investment considered by management. Management determines the appropriate classification of debt and equity securities at the time of purchase and reevaluates the classification of investments as of each balance sheet date. We own investments in marketable securities that have been designated as “Held-to-Maturity.” The ARS investments we held as of March 31, 2010 were designated as trading securities due to the nature of the Put Option agreement we had with UBS. Trading securities are bought and sold principally for the purpose of selling them in the near term and are reported in the financial statements at fair value. Changes in the fair value from period to period are reported as a component of net income. We no longer have investments in ARS or debt with UBS as of June 30, 2010. For a more detailed discussion of our ARS and Put Option rights, please refer to Note 2, caption 8, Cash and Cash Equivalents, Short-Term Investments and Long-Term Investments in the 2010 Form 10-K.

LASERCARD CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

          Cash, cash equivalents and investments consist of the following as of June 30, 2010 and March 31, 2010 (in thousands):

	June 30, 2010
	Cost		Gross Unrealized Gains	Gross Unrealized Losses	Amortized Cost

Cash and cash equivalents	$22,684		$-	$-	$22,684
Short-term investments	7,009	*	-	-	7,009
Long-term investments	5,046		-	-	5,046
	$34,739		$-	$-	$34,739

         * Redeemed $11,900 of ARS

	March 31, 2010
	Cost		Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Cash and cash equivalents	$33,180		$-	$-	$33,180
Short-term investments-ARS & other	11,907	*	-	(813)	11,094
Put option	-		813	-	813
	$45,087		$813	$(813)	$45,087

         * Redeemed $1,600 of ARS

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

          In accordance with ASC 820, we measure our cash equivalents and marketable securities at amortized cost for held-to-maturities investments. Cash equivalents and marketable securities are valued primarily using quoted market prices utilizing market observable inputs. Cash equivalents and marketable securities are primarily classified within Level 1 with the exception of our investments in ARSs. Our investments in ARSs of $11.9 million were fully redeemed at par on June 30, 2010 by UBS. They were classified within Level 3 as of March 31, 2010 because there were no active markets for the ARSs and therefore we were unable to obtain independent valuations from market sources. Therefore, the ARSs were valued using a discounted cash flow model. Some of the inputs to the cash flow model were unobservable in the market. The total amount of assets measured using Level 3 valuation methodologies represented 15% of total assets as of March 31, 2010 and none at June 30, 2010.

LASERCARD CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

          The table below shows, by level, the financial assets that were accounted for as of June 30, 2010 and March 31, 2010 (in thousands):

	June 30, 2010
	Portion of Carrying Value Measured at Amortized Cost	Level 1

Cash equivalents: Money Market funds	$17,854	$17,854
Short-term investments	7,009	7,009
Long-term investments	5,046	5,046
	$29,909	$29,909

	March 31, 2010
	Portion of Carrying Value Measured at Fair Value	Level 1	Level 3

Cash equivalents: Money Market funds	$31,977	$31,977	$-
Short-term investments: Auction Rate Securities at fair value	11,094	7	11,087
Short-term investments: Put Option at fair value	813	-	813
	$43,884	$31,984	$11,900

          The following table summarizes the change in fair values for Level 3 items as of June 30, 2010 and March 31, 2010 (in thousands):

	June 30, 2010 Level 3	March 31, 2010 Level 3

Balance at beginning of period	$11,900	$13,239
Redeemed at par	(11,900)	(1,600)
Unrealized gain on FV of ARS included in income	-	340
Unrealized loss on FV of put option included in income	-	(79)
Balance at end of period	$-	$11,900

LASERCARD CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

          (10.) Accounts Receivable. Accounts receivable are net of allowance for doubtful accounts of $29,000 and $37,000 as of June 30, 2010 and March 31, 2010, respectively. We maintain allowances for doubtful accounts and product return reserves for anticipated losses resulting from the inability of our customers to make required payments and product returns. We generally compute our allowances based on specifically identifying accounts that are past due and likely not collectible. Interest receivable is accrued from investments in ARSs and other interest-bearing securities. Other receivables are comprised of value added tax refunds and miscellaneous items. The following table summarizes our accounts receivables as of June 30, 2010 and March 31, 2010 (in thousands):

	June 30, 2010	March 31, 2010
Trade receivables	$3,278	$4,177
Allowance for doubtful accounts	(29)	(37)
Interest receivable	-	7
Other receivables	32	10
Total net receivables	$3,281	$4,157

          (11.) Inventories. Inventories are stated at the lower of cost or market, with cost determined on a first-in, first-out basis and market based on replacement cost or estimated realizable value less cost to sell. The following table summarizes our inventories as of June 30, 2010 and March 31, 2010 (in thousands):

	June 30, 2010	March 31, 2010	Change
Raw materials	$5,921	$6,323	$(402)
Work-in-process	1,274	975	299
Finished goods	4,296	4,028	268
Total inventories, net	$11,491	$11,326	$165

          Management establishes lower of cost or market reserves, excess and obsolescence reserves. Inventory reserves are generally recorded when management determines that an item does not have a foreseeable revenue forecast. Inventory reserves are not relieved until the related inventory has been sold or scrapped. For the three-month period ended June 30, 2010, we scrapped $1.2 million of previously reserved obsolete finished goods inventory.

          (12.) Equipment Held for Resale. Equipment held for resale consists primarily of parts, labor costs and other costs incurred to build equipment under contracts from which we have recorded $24.5 million in non-refundable advance payments and $3.3 million in deferred revenue as of June 30, 2010 and March 31, 2010. Direct incremental costs associated with the purchase or construction of these items is deferred until the related deferred revenue is recognized.

LASERCARD CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

          The following table summarizes our equipment held for resale as of June 30, 2010 and March 31, 2010 (in thousands):

	June 30, 2010	March 31, 2010
Parts	$5,470	$5,470
Labor costs	1,571	1,571
Other	114	114
Total equipment held for resale	$7,155	$7,155

           (13.) Property, Plant and Equipment, Net. The following table summarizes our property, plant and equipment, net as of June 30, 2010 and March 31, 2010 (in thousands):

	June 30, 2010	March 31, 2010	Change
Building and land	$823	$900	$(77)
Equipment and furniture	26,595	26,538	57
Construction in progress, including purchased equipment	741	563	178
Leasehold improvements	5,277	5,312	(35)
	33,436	33,313	123
Less: accumulated depreciation and amortization	(24,316)	(23,904)	(412)
Total property, plant and equipment, net	$9,120	$9,409	$(289)

          Property, plant and equipment are recorded at cost. Depreciation is provided over the estimated useful lives, which are four to seven years for equipment and furniture using the straight-line method and twenty-five years for the building using the straight-line method. Leasehold improvements are amortized over the shorter of the life of the asset or the life of the lease, including options, using the straight-line method. Depreciation and leasehold amortization expense for the three-month period ended June 30, 2010 was $0.6 million and $0.7 million for the three-month period ended June 30, 2009. Maintenance and minor repairs and replacements are expensed when incurred. Disposition or retirement of property and equipment related gains and losses are charged to other income and expense.

          (14.) Other Intangible Assets. Definite life intangible assets capitalized and accumulated amortization as of June 30, 2010 and March 31, 2010 are (in thousands):

	June 30, 2010	March 31, 2010	Change
Patent expenditures	$3,814	$3,811	$3
Technology transfer expenditures	545	545	-
Total patent and other intangible expenditures	$4,359	$4,356	$3

Patent accumulated amortization	(3,528)	(3,504)	(24)
Technology transfer accumulated amortization	(545)	(545)	-
Total amortization of patent and other intangible	(4,073)	(4,049)	(24)
Amortizable patents and other intangible, net	$286	$307	$(21)

          Patent amortization expenses for the three-month periods ended June 30, 2010 and 2009 were $24,000 and $27,000, respectively.

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

          (16.) Accrued Liabilities. The following table summarizes our accrued liabilities as of June 30, 2010 and March 31, 2010 (in thousands):

	June 30, 2010	March 31, 2010	Change
Compensated absences	$543	$584	$(41)
Sales commission	512	480	32
Payroll and fringe benefits	388	243	145
Bonus and performance incentives	340	2,136	(1,796)
Warranty reserves	72	125	(53)
Other accrued liabilities	945	971	(26)
Total accrued liabilities	$2,800	$4,539	$(1,739)

          Accrued bonus and performance incentives decreased by $1.8 million at June 30, 2010, as compared with March 31, 2010, due to the payout of the fiscal 2010 accrual during the quarter.

          We provide a limited warranty for the replacement of defective products. Where appropriate, provision is made at the time of shipment for estimated warranty costs. Our limited warranty specifies that we will repair or replace defective products at no cost to the customer within a specified time period after sale. We estimate the costs that may be incurred under our limited warranty and record a liability in the amount of such costs at the time product revenue is recognized. Factors that affect the estimate of warranty liability include the number of units sold and historical and anticipated rates of warranty claims. We assess the adequacy of the recorded warranty liability quarterly and adjust the amount as necessary. We utilize historical trends and information received from our customers to assist in determining the appropriate estimated warranty accrual levels. Adjustments to the provision are made when actual return claim experience differs from estimates.

          Warranty activities as of June 30, 2010 and March 31, 2010 are (in thousands):

	June 30, 2010		March 31, 2010
Beginning balance	$125		$561
Accruals for products sold	(52)		(14)
Settlements and other	(1)	*	(422)
Ending balance	$72		$125
* Due to foreign exchange

LASERCARD CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

           (17.) Advance Payments from Customers or Deferred Revenue. We routinely receive advance payments on orders placed by our customers. The advance payments are recorded as a liability on the consolidated balance sheets until the related orders are shipped or services are performed or revenue would otherwise be recognized. Also, Advance payments of approximately $24.5 million from Prevent Global družba za upravljanje, investicije in razvoj d.d. (“Prevent Global”), were classified as a long-term liability in the consolidated balance sheet at June 30, 2010 and March 31, 2010, as there is no certainty that this project will be completed within twelve months. The remaining advance payments were for orders expected to be completed within twelve months. Amounts billed to or collected from customers that cannot be recognized as revenue at the time of billing or collection on the basis that they have not met the general conditions for revenue recognition are classified as deferred revenue and recorded as a liability on the consolidated balance sheets. Deferred revenue should represent the portion of the amount billed to or collected from the customer that is expected to ultimately be recognized as revenue. Our deferred revenue was $3.8 million at June 30, 2010 and March 31, 2010, largely due to the $3.3 million of licensing and other fees related to Prevent Global and classified as long-term.

          (18.) Revenue Recognition. Product sales primarily consist of OSM card sales, sales of Drives, systems and professional services and sales of Specialty cards and card printers. We recognize revenue from product sales when the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the fee is fixed or determinable; and (4) collectibility is reasonably assured. We recognize revenue on product sales at the time of shipment when shipping terms are exworks or similar, orders are placed pursuant to a pre-existing sales arrangement and there are no post-shipment obligations other than customer acceptance criteria or, in the case of a U.S. government contract, warehousing. Where appropriate, provision is made at the time of shipment for estimated warranty costs and estimated returns.

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

          For contracts that include customer-specified acceptance criteria, we recognize revenue only after the acceptance criteria have been met and presuming that all other revenue criteria have been met. We defer revenue from services and recognize it over the contractual period or as we render services and receive customer acceptance.

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

          We supply cards for the centralized issuance of enhanced OSM cards for the national ID card program in the Kingdom of Saudi Arabia. We recognize revenue upon shipment of cards under the terms of this subcontract. Under an earlier subcontract with a prime contractor for the Kingdom of Saudi Arabia, we provided card personalization work station integration for use in that country’s national ID card program with decentralized card issuance including OSM cards, hardware, and software. During the three-month period ended June 30, 2009, we were informed that no additional cards would be purchased under this subcontract. The subcontract called for multiple deliverables, installation, and certain client acceptance criteria, as defined in the agreement. In applying the guidance within ASC 605-25, we determined the deliverables are not to be accounted for as separate units, but rather as a bundled arrangement since the fair value of the undelivered items could not be readily determined. Due to the contract close-out for decentralized card issuance, we recognized as revenue all remaining deferred revenue during fiscal year 2010. We recognized revenue under this subcontract totaling $1.2 million for the three-month period ended June 30, 2009 and none for the three-month period ended June 30, 2010.

LASERCARD CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

          We entered into license and optical memory card (“OMC”) card equipment purchase and support agreements, effective April 3, 2004, with GIG, based in Auckland, New Zealand, for OMC card manufacturing in Slovenia. GIG transferred the license and other agreements, with our approval, to Prevent Global in March 2007. The agreements provide for payments (other than interest on late payments) to us of about $29 million for a 20-year license, the required manufacturing equipment and installation support for a targeted initial manufacturing capacity of 10 million OMCs annually and a four-year training and support package. Of the $27.8 million we have received, $24.5 million was recorded as advance payments from the customer and $3.3 million for the licensing and other fees was recorded as deferred revenue. Both were classified as long term liabilities in the consolidated balance sheets. As of June 30, 2010 and March 31, 2010, we held $7.2 million of acquired equipment, including direct and incremental expenses, classified as equipment held for resale on our consolidated balance sheets related to this contract. We are to ship this equipment to Prevent Global upon their request after a suitable facility is established by Prevent Global. We will inspect the facility when requested to assure it has the necessary services available for installation of the equipment. At this time, we do not know when Prevent Global will initiate such a request. Beginning April 1, 2008, the agreement provides for payments by Prevent Global of $3.0 million for a three-year support package and options for thirteen additional years of support for payments of $1 million annually. In addition, Prevent Global is to pay royalties of $0.60 per card for each card produced under the license. The non-exclusive territories covered by the license include most of the European Union and Eastern European regions. We retain rights to utilize up to 20% of the new facility capacity as backup and a capacity buffer to augment our own card manufacturing facilities. The granting of this license to Prevent Global establishes a potential manufacturing facility supplier of OMCs for existing and prospective customers who may request multiple sources for cards. In accordance with ASC 605-25, Revenue Arrangements with Multiple Deliverables, the card manufacturing license, sale and installation of equipment, training and support package, have been accounted for as one unit of accounting, since we were unable to determine evidence of the fair value for the undelivered items other than ongoing support. We are able to determine evidence of fair value for the last predominant item to be delivered, which is the ongoing annual support. Accordingly, revenues for the arrangement have been deferred and will be recognized when the equipment is installed and accepted, with the exception of the value of the ongoing annual support of the manufacturing equipment which will be recognized quarterly as earned, beginning when the equipment is accepted and training has been completed, which date is dependent on Prevent Global establishing a suitable facility in Slovenia. Pursuant to ASC 605-20, Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts, the support revenue will be recognized ratably over twelve months. During the fourth quarter of calendar year 2008, we began the training of employees prior to the expected transfer of the manufacturing equipment to a to-be-built facility in Slovenia. Since that time, GIG has asserted rights under the contract and Prevent Global has been reviewing this project to determine their next steps. We filed a claim in September 2009 in the United Kingdom requesting the court to designate who is the rightful counter-party such that we can proceed with the administration of this contract. On July 12, 2010, the English court declared that Prevent Global is the rightful counterparty to the agreements, entitled to all rights and bound by all obligations. We were in discussions with Prevent Global regarding next steps until August 4, 2010 when we were informed they filed a bankruptcy petition. We now intend to discuss contract issues with the receiver. Refer to the risk factor, “In March 2004, We Sold a Card Manufacturing License Under Which We Would Provide Certain Factory Set-Up and Training Services in Slovenia to Global Investment Group Ltd. (“GIG”) in Conjunction With Prevent Global (“Prevent Global”). Prevent Global Is Not Current with the Obligations Under the Agreement” for more details.

          (19.) Research and Development Expenses. Costs related to research, design and development of products are charged to research and development expense as incurred. Research and development costs include salaries, contractor fees, building and utility costs and depreciation.

          (20.) Shipping and Handling Costs. We report shipping and handling costs in both the sales and the related cost of goods sold to the extent that they are billed to customers. In all other instances, they are reflected as a component of cost of goods sold.

          (21.) Advertising Costs. Advertising costs consist of development and placement costs of advertising campaigns and are charged to expense when incurred. Advertising expense was immaterial for the three-month period ended June 30, 2010 and $207,000 for the three-month period ended June 30, 2009.

LASERCARD CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

          (22.) Stock Plans. We utilize one stock-based compensation plan, the 2004 Equity Incentive Plan, as amended (the “2004 Plan”), which replaced the 1991 Stock Option Plan. The 2004 Plan provides for the grant of restricted share awards, options, stock units and stock appreciation rights, any of which may or may not require the satisfaction of performance objectives, with respect to shares of LaserCard’s common stock to our directors, officers, employees and consultants. For further discussion of the 2004 Plan, please refer to Note 6, Common Stock, in the 2010 Form 10-K.

          In January 2010, the Compensation Committee retained the services of a management consulting firm to provide executive compensation advisory services for fiscal year 2011 including an assessment regarding LaserCard's short- and long-term compensation structure. Following the review of the resulting analysis and recommendations, in April 2010, the Board of Directors approved the modification of certain stock options previously granted to each of the executive officers and certain CEO staff so that the options would vest based upon continued service with LaserCard rather than stock price levels. As modified, the options are scheduled to vest as to 25% of the option on the first anniversary of the modification date and in equal quarterly installments over a three-year period thereafter. We adopted the pool method approach as the modified service period is longer than the remaining original requisite service period. The total compensation cost under the pool approach relating to the newly modified award (including both the unrecognized compensation cost remaining from the original grant date valuation and the incremental compensation cost resulting from the modification) is recognized ratably over the new requisite period. The incremental costs of $0.7 million due to this modification were added to the $0.8 million of unrecognized or remaining stock-based compensation expenses of the original fair-value of these grants with an aggregate total of $1.5 million to be recognized ratably over the next four years from the modification date.

          The following assumptions were utilized to estimate the fair value of our stock options awarded and modified during the three-month periods ended June 30, 2010 and 2009:

	Three Months Ended June 30,
	2010	2009
Expected stock price volatitliy	60%	55%
Risk-free interest rates	2.34%	1.65% to 1.80%
Average expected life of options	5.3 to 6 years	4.4 to 5 years
Expected annual dividends	-	-

          The following table lists stock option activity for the three-month period ended June 30, 2010 and the fiscal year ended March 31, 2010 (in thousands, except for weighted average exercise price):

	June 30, 2010		March 31, 2010
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding at beginning of period	2,410	$9.89	2,513	$10.01
Granted	-	-	52	6.57
Exercised	-	-	(37)	6.23
Canceled	(54)	7.10	(118)	12.09
Outstanding at end of period	2,356	$9.96	2,410	$9.89
Options vested and exercisable at end of period	1,410	$12.37	1,368	$12.46

          The weighted average grant-date fair value per share of options granted during the three-month period ended June 30, 2009 was $1.28.

LASERCARD CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

          Restricted Shares and Restricted Stock Units: In May 2010, the Board of Directors awarded 30,000 restricted shares under the 2004 Plan to the CEO to vest over a 48-month term of one-fourth on each of the four annual anniversaries of the grant date. The following table summarizes the restricted stock award activity for the three-month period ended June 30, 2010 and the fiscal year ended March 31, 2010 (in thousands):

	June 30, 2010	March 31, 2010
	Number of Shares	Number of Shares
Outstanding at beginning of period	190	184
Granted	30	100
Vested	(5)	(77)
Canceled	(5)	(17)
Outstanding at end of period	210	190

          The weighted average grant-date fair value per share of restricted stock awards granted during the three-month period ended June 30, 2010 was $4.79. There were no restricted shares granted during the three-month period ended June 30, 2009.

          The following table summarizes total stock-based employee compensation expense related to stock options, restricted stock units, and restricted shares net of estimated forfeitures in our condensed consolidated statements of operations allocated for the three-month periods ended June 30, 2010 and 2009:

	Three Months Ended June 30,
	2010	2009	Change
Cost of sales	$105	$152	$(47)
Selling, general and administrative expense	282	398	(116)
Research and development expense	26	21	5
Net stock-based compensation expense, net	$413	$571	$(158)
% change			(28%)

          We did not record an income tax benefit on stock-based compensation expense for the three-month periods ended June 30, 2010 and 2009 because we have cumulative operating loss carryforwards, for which a full valuation allowance in the U.S. operations has been established. We did not capitalize any such costs in the consolidated balance sheets other than in the general overhead pool for inventory costs.

          As of June 30, 2010, about $3.0 million of total unrecognized compensation cost related to unvested stock options, restricted share awards and restricted stock units is expected to be recognized over the remaining vesting period through December 31, 2014. As of March 31, 2010, about $2.7 million of total unrecognized compensation cost related to unvested stock options, restricted share awards and restricted stock units was expected to be recognized over the remaining vesting period through December 31, 2013.

          (23.) Income Taxes. Income taxes are accounted for in accordance with ASC 740, Accounting for Income Taxes, which requires the use of the asset and liability method. Under this method, deferred tax assets and liabilities are determined based upon the differences between the financial reporting and the tax bases of assets and liabilities and are measured using enacted tax rules and laws that are anticipated to be in effect when the differences are expected to reverse. Net deferred tax assets are reduced by a valuation allowance to the extent that realization of the related deferred tax asset is not assured. We recorded a valuation allowance for the full amount of our calculated deferred tax asset as of June 30, 2010 and March 31, 2010. For further discussion, please refer to Note 8, Income Taxes in the 2010 Form 10-K.

LASERCARD CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

          (24.) Comprehensive Income (Loss). Under ASC 220, Reporting Comprehensive Income, comprehensive income (loss) is defined as the changes in equity of an enterprise except for those resulting from stockholders’ transactions. Comprehensive income (loss) for the three-month periods ended June 30, 2010 and 2009 were as follows (in thousands):

	Three Months Ended June 30,
	2010	2009
Net income	$432	$1,943
Net change in cumulative foreign currency translation adjustments	(171)	84
Comprehensive income	$261	$2,027

          (25.) Commitments and Contingencies.

          Litigation. On October 9, 2009, we filed a claim against GIG and Prevent Global in the English High Court of Justice, Commercial Court. The claim relates to a series of agreements that we entered into in 2004 with GIG for a turn-key project in Slovenia to enable GIG to manufacture and distribute optical cards (the “Agreements”). In 2007, GIG assigned all of its rights, title and interest in the Agreements (including rights to equipment we hold) to Prevent Global and Prevent Global agreed to assume all of the obligations under the Agreements. However, a dispute arose regarding whether Prevent Global or GIG (i) was obliged to make payments owed to us under the Agreements; (ii) had title to certain equipment under the Agreements; and (iii) was subject to and bound by the arbitration provisions contained in the Agreements. We sought a declaration from the English Court on these questions and, on July 12, 2010, the court declared that Prevent Global was the counterparty to this agreement, entitled to all rights and bound by all obligations. We were in discussions with Prevent Global regarding next steps until August 4, 2010 when we were informed they filed a bankruptcy petition. We now intend to discuss contract issues with the receiver.

          On May 7, 2010, Orbit Company Ltd., a Saudi Arabia company, filed a complaint against us in the Superior Court of California, Santa Clara County. The complaint alleges breach of contract for services rendered and unjust enrichment. Orbit alleges that we improperly terminated one contract with Orbit and committed unspecified breaches of two additional contracts with Orbit. Orbit further alleges that we requested Orbit perform certain services, that Orbit performed those services, and that we have not compensated Orbit for its performance. Orbit claims damages of an unspecified amount but at least $3,000,000, plus attorneys’ fees and costs. On July 13, 2010, we filed a motion to compel arbitration and stay the proceedings and a demurrer to the complaint. We expect a court ruling to occur in October 2010.

          Purchase Obligations. We have agreements with suppliers and other parties to purchase inventory and other goods and services. Noncancelable obligations under these agreements at June 30, 2010 were approximately $1.6 million and are expected to be fulfilled in the coming quarters. Noncancelable obligations at March 31, 2010 were $1.9 million, of which $0.3 million have been delivered.

          Leases. As of June 30, 2010, we leased approximately 70,000 square feet of floor space on a long-term basis for card manufacturing, read/write drive production, administration, sales, and research and development in two buildings located in Mountain View, California. One 27,000 square-foot building is used for OSM card production and one 43,000 square-foot building is used for optical card production, read/write drive production, administration, sales, and research and development. These leases will expire in October 2013 and in March 2014 and include ten-year extension options. Upon expiration of the leases, we believe that these or other suitable buildings will be available to be leased on a reasonable basis. We lease a portion of a building in Ratingen, Germany, and a building in Rastede, Germany, totaling approximately 15,000 square feet, for optical and specialty card manufacturing, distribution, administration and sales. One of these leases is terminable by both parties upon six-month notice and the other will expire in March 2012. Also, we own land and an approximately 14,000 square-foot building in Rastede, Germany that is used in production of specialty cards and research and development. We also lease a 900 square-foot office in Huntington, New York for marketing activities, which lease will expire in December 2010. We signed a lease in July, 2010 for two office spaces in Vienna, VA for sales activities. We believe these leased and owned facilities to be satisfactory for our present operations. Upon expiration of the leases, we believe that these or other suitable buildings will be available to be leased on a reasonable basis. We lease certain equipment under capital lease agreements that expire at various dates through 2011.

LASERCARD CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

          The future minimum lease payments for all capital leases and operating leases are as follows (in thousands):

	2011	2012	2013	2014	2015	Total

Non-cancelable operating leases (1)	$1,762	$1,817	$1,714	$1,453	$14	$6,760
Non-cancelable purchase orders	1,591	—	—	—	—	1,591
Total	$3,353	$1,817	$1,714	$1,453	$14	$8,351

(1) Includes capitalized leases

          Net Borrowing with UBS. Our credit line debt of $7.9 million with UBS was extinguished on June 30, 2010 when we exercised our Put Option and the ARS was redeemed at par by UBS. For further discussion on our net borrowing with UBS, please refer to Note 2, caption 8, Cash and Cash Equivalents, Short-term and Long-term Investments in the 2010 Form 10-K.

3. Net Income Per Share

          Basic earnings per share were computed by dividing net income by the weighted-average number of common shares outstanding during the three-month periods ended June 30, 2010 and 2009. Diluted earnings per share during the three-month periods ended June 30, 2010 and 2009 were computed by dividing net income by the weighted-average number of common shares outstanding plus dilutive common stock equivalents, primarily shares issuable upon the exercise of stock options using the treasury stock method. Antidilutive securities include outstanding stock options with exercise prices in excess of the average fair market value of LaserCard’s common stock for the related period. Antidilutive options excluded from the calculation of diluted net income per share but that could become dilutive in the future for the three-month periods ended June 30, 2010 and 2009 were 2.4 million shares and 2.6 million shares, respectively.

	Three Month Ended June 30,
	2010	2009

Net income	$432	$1,943

Basic net income per share:
Weighted average common shares outstanding	12,245	12,113

Basic net income per share	$0.04	$0.16

Diluted net income per share:
Weighted average common shares and common stock
equivalents outstanding	12,301	12,140

Diluted net income per share	$0.04	$0.16

LASERCARD CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

4. Segments

          Segment Reporting.

          We operate in three reportable segments: (1) Optical Security Media (“OSM”) cards, including multi-technology cards, (2) Drives, systems and professional services including read/write drives, maintenance, systems and professional services, and (3) Specialty cards and card printers. The segments were determined based on the information used by the chief operating decision maker. The OSM cards and Drives, systems and professional services reportable segments are not strategic business units which offer unrelated products and services; rather these reportable segments utilize compatible technology and are marketed jointly. Specialty cards and card printers is a strategic business unit offering at times unrelated products and at times related products with the other reportable segments.

          The accounting policies used to derive reportable segment results are the same as those described in the “Summary of Significant Accounting Policies.” Resources are allocated to the OSM card and Drives, system and professional services segments in a manner that optimizes OSM card revenues and to the Specialty card and card printers segment in a manner that optimizes consolidated income as determined by the chief operating decision maker. Segment revenues are comprised of sales to external customers. Segment gross profit (loss) includes all segment revenues, less the related cost of sales. Accounts receivable, cash, deferred income taxes, prepaid expenses, fixed assets and inventory are not separately reported by segment to the chief operating decision maker. Therefore, we believe the amount of assets by segment is not meaningful. All of our long-lived assets are attributable to the United States except for $1.7 million and $1.8 million attributable to Germany at June 30, 2010 and March 31, 2010, respectively. A net decrease of $0.1 million in long-lived assets at June 30, 2010, as compared to March 31, 2010, was caused by depreciation and fluctuation in foreign exchange. These long-lived assets were attributable to the operations in Germany, including long-lived assets owned by the U.S. operations located in Germany.

          Our chief operating decision maker is currently our Chief Executive Officer. The chief operating decision maker reviews financial information presented on a consolidated basis that is accompanied by disaggregated information about revenues and gross profit (loss) by segment.

LASERCARD CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

          The table below presents information for Optical security media cards, Drives, systems and professional services, and Specialty cards and card printers for the three-month periods ended June 30, 2010 and 2009 (in thousands):

		Three Months Ended June 30, 2010
	Optical security media cards	Drives, systems & professional services	Specialty cards & card printers	Segment total	Other (a)	Total
Revenues	$6,306	$744	$4,551	$11,601	$-	$11,601
Cost of sales	3,176	856	3,038	7,070	-	7,070
Gross profit (loss)	3,130	(112)	1,513	4,531	-	4,531
Depreciation and amortization expenses	451	24	48	523	133	656

		Three Months Ended June 30, 2009
	Optical security media cards	Drives, systems & professional services	Specialty cards & cards & printers	Segment total	Other (a)	Total
Revenues	$12,364	$759	$3,185	$16,308	$-	$16,308
Cost of sales	6,278	1,121	2,306	9,705	-	9,705
Gross profit (loss)	6,086	(362)	879	6,603	-	6,603
Depreciation and amortization expenses	471	30	39	540	143	683

(a) Represents expense recorded in Selling, General & Administrative and Research & Development

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The following discussion and analysis of our financial condition, results of operations and critical accounting policies should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and the consolidated financial statements and related notes in the 2010 Form 10-K for the fiscal year ended March 31, 2010.

FORWARD-LOOKING STATEMENTS

          All statements contained in this report that are not historical facts are forward-looking statements within the meaning of the federal securities laws. Forward-looking statements are not facts or guarantees of future performance or events. Rather, they are based on current expectations, estimates, beliefs, assumptions, and goals and objectives and are subject to risks and uncertainties that are difficult to predict. As a result, our actual results may differ materially from the statements made. Often such forward-looking statements can be identified by their use of words such as “may,” “will,” “intends,” “plans,” “believes,” “anticipates,” “visualizes,” “expects,” “estimates,” or similar language. Forward-looking statements made in this report include but are not limited to statements regarding our beliefs as to current and potential market segments, customers, and applications for and deployment of our products; the advantages of, potential income from, and duties to be performed under the sale of a second-source card manufacturing license to Global Investment Group (“GIG”)/Prevent Global družba za upravljanje, investicije in razvoj d.d. (“Prevent Global”); our expectations as to the continuation, production quantities, delivery rates and requested and actual delivery schedule, backlog, revenue, margins, and profit for our products for government ID card programs; our expectation of negative gross profit from the Drives, systems and professional services segment; the need for, expected success of, expense of and potential benefits from our research and development efforts; our belief that available cash will be sufficient to execute our business plan for fiscal 2011 and fund our actual capital expenditures despite expected quarterly fluctuations; and our ability to secure more contracts.

          These forward-looking statements are based upon our assumptions about and assessment of the future, which may or may not prove true, and involve a number of risks and uncertainties including, but not limited to, whether there is a market for cards for homeland security in the U.S. and abroad, and if so, whether such market will utilize optical security media (“OSM”) cards as opposed to other technologies; significant customer concentration and reliance on continued U.S., Saudi Arabian, and Angolan government business; risks associated with doing business in and with foreign countries; whether Prevent Global will make the balance of its required payments to us and to operate the facility; lengthy sales cycles and changes in and dependence on government policy-making; reliance on channel partners such as value-added resellers and system integrators to generate sales, perform customer system integration, develop application software, integrate OSM card systems with other technologies, test products, and work with governments to implement card programs; potential manufacturing difficulties, including with implementing new manufacturing processes and outsourcing manufacturing; our ability to produce and sell read/write drives in volume; the unpredictability of customer demand for products and customer issuance and release of corresponding orders; the possibility that OSM cards will not be purchased for the full implementation of card programs in the Kingdom of Saudi Arabia, Angola and India, or for Department of Homeland Security (“DHS”) programs in the U.S., or will not be selected for other government programs in the U.S. and abroad; and the risks set forth in the section entitled “Risk Factors” and elsewhere in this report and our other SEC filings. These forward-looking statements speak only as of the date of this report, and, except as required by law, we undertake no obligation to publicly release updates or revisions to these statements whether as a result of new information, future events, or otherwise.

CRITICAL ACCOUNTING POLICIES

          The preparation of condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, sales and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to bad debts, inventories, intangible assets, income taxes, restructurings, stock-based compensation, warranty costs, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

          Critical accounting policies are those policies that affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements. We believe our critical accounting policies include our policies regarding revenue recognition, allowances for doubtful accounts, inventory valuation, business combinations, value of long-lived assets, including intangibles, employee compensation and benefits, restructuring activities, gains or losses on dispositions and income taxes. For a more detailed discussion of our critical accounting policies, please refer to the 2010 Form 10-K.

OVERVIEW

          Headquartered in Mountain View, California, LaserCard Corporation, together with its subsidiaries, is a leading provider of secure ID solutions, manufacturing a wide range of advanced, secure identity credentials and offering associated professional services to governments and commercial clients around the world. Our subsidiary, CCD, manufactures and offers a wide range of high quality specialty cards, plus card personalization and ID management solutions serving the Europe, Middle Eastern and African (the “EMEA”) and Asian markets. Our cards and systems are used in countries around the world, such as the United States, Germany, Angola, Italy, India, Costa Rica, the Kingdom of Saudi Arabia and other Middle Eastern and European countries, for demanding applications including government identification programs for citizens and foreign residents, vehicle registration, student campus card and driver license applications, service provisions and facility access.

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

          We emphasize selling secure credentials into government programs for individual identification. We offer a range of products including cards that contain magnetic stripes, contactless chips, Radio Frequency Identification (“RFID”) tags, contact IC chips, optical security media (“OSM”), holograms, biometric identification, or a combination of such features. This allows us to sell to a wide range of customers around the world.

          OSM cards are a proprietary product of LaserCard for which we hold 18 United States patents. In addition, we have years of know-how in the manufacture and use of OSM cards, encoding devices, read/write drives, systems, professional services and software. This provides a basis for highly leveraged contribution margins in the OSM cards segment. Therefore, our strategy is to sell all card technologies with a goal to upgrade programs to OSM when possible.

          We sell encoders and read/write drives at near-direct manufacturing cost to enable sales of OSM cards. This often results in negative gross profits for our Drives, systems and professional services segment when equipment volume does not allow for the contribution necessary to cover fixed costs and we do not have sizable professional services revenue. Even at higher volume, the gross profit margin on encoders and read/write drives will probably not exceed 10%.

          We provide professional services as a strategy to promote card sales. Examples include the furnishing of equipment, training and management of a card issuance system for the Kingdom of Saudi Arabia National ID Card program and a complete data collection, database and card issuing system for the Costa Rica Foreign Resident ID Card program.

RESULTS OF OPERATIONS

Revenues

The table below presents condensed consolidated revenues recorded by our U.S. and German operations (in thousands, except for percentage):

	Three Months Ended June 30,		Change
	2010	2009	2010 vs 2009
U.S. operations	$6,407	$13,123	$(6,716)
German operations	5,194	3,185	2,009
Total revenues	$11,601	$16,308	$(4,707)
% change			(29%)

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

          We had a $4.7 million or 29% decrease in total revenues for the three-month period ended June 30, 2010, as compared to the three-month period ended June 30, 2009, due primarily to having no shipments of the Kingdom of Saudi Arabia’s national ID cards, as compared with $5.0 million in shipments in the same period last year.

          Our major government card programs are shown below as a percentage of total revenues:

	Three Months Ended June 30,
	2010	2009
United States Green Cards	28%	31%
Angola National ID Card program	28%	<1%
India’s Vehicle Registration programs	11%	5%
Kingdom of Saudi Arabia National ID Card program	-	34%

          Historically, a relatively small number of customers have accounted for a significant portion of our revenue. Our major customers are shown below as a percentage of total revenues:

	Three Months Ended June 30,
	2010	2009
General Dynamics Information Technology (“GDIT”)	28%	34%

DGM Sistemas, LDA	28%	-

Gemalto Oy (“Gemalto”)	10%	30%

          The following table presents our consolidated revenues by segment (in thousands, except for percentages):

	Three Months Ended June 30,		Change
	2010	2009	2010 vs 2009
Optical memory cards	$6,306	$12,364	$(6,058)
% of total revenues	54%	76%

Optical cards drives, systems and services	744	759	(15)
% of total revenues	6%	5%

Specialty cards and card printers	4,551	3,185	1,366
% of total revenues	39%	20%
Total revenues	$11,601	$16,308	$(4,707)
% change			(29%)

          The following table presents our OSM card revenues by major program (in thousands, except for percentages):

	Three Months Ended June 30,		Change
	2010	2009	2010 vs 2009
U.S. Green Cards	$3,246	$5,058	$(1,812)
Angolan National ID Cards	1,320	-	1,320
Vehicle Registration in India	1,247	811	436
National ID Cards in the Kingdom of Saudi Arabia	-	4,996	(4,996)
Italian government ID Card Programs	452	1,038	(586)
All other programs	41	461	(420)
Total optical security media card revenues	$6,306	$12,364	$(6,058)
% change			(49%)

          OSM card revenues for the three-month period ended June 30, 2010 decreased by 49%, as compared to the three-month period ended June 30, 2009, largely due to the absence of shipments of national ID cards for the Kingdom of Saudi Arabia during the three-month period ended June 30, 2010, although we expect shipments to continue in the coming quarters ranging from $2.4 million to as much as $4.0 million per quarter. There was also a decrease in the shipments of U.S. Green Cards as they move their infrastructure to the newly designed multi-technology Green Card. We anticipate future Green Card program revenues to range from $1.6 million to $3.0 million per quarter. Further contributing to the decrease in OSM card sales were the discontinued use of the OSM as a security element on the credential of the Italian government’s Foreign Resident Card program, and for Canadian Permanent Resident Cards, and the technology change in the U.S. Automated Manifest System program. Partially offsetting the decrease were shipments for Angola’s national ID card program, which contributed about $1.3 million in this segment’s total revenue. We expect quarterly revenue for the program in Angola of between $0.9 million to $1.3 million in the coming quarters. OSM card revenues for India’s three vehicle registration programs are estimated to average about $1.3 million per quarter for the next few quarters, about the same as in the quarter just ended. We anticipate sporadic small orders for programs in Italy through this fiscal year.

          Revenues in the Drives, systems and professional services segment for the three-month period ended June 30, 2010 were about the same as in the three-month period ended June 30, 2009. There were shipments of drives and systems for Angola’s national ID cards during the three-month period ended June 30, 2010 but none during the three-month period ended June 30, 2009. This was offset by revenues recognized for the implementation of the regionalized model for the national ID card program in the Kingdom of Saudi Arabia during the three-month period ended June 30, 2009. Revenues in this segment are sporadic and driven by program implementations or infrastructure set-up and enhancements. We will plan to periodically deploy operational and consultative support to optimize the performance of our customer card issuing models which may enhance our revenue in this segment.

          Specialty cards and card printers revenues for the three-month period ended June 30, 2010 increased by $1.4 million or 43% as compared to the three-month period ended June 30, 2009 mainly due to the consumables delivery in the three-month period ended June 30, 2010 for the continued support of the infrastructure deployment in Angola as compared with none in the three-month period ended June 30, 2009.

          The euro/dollar foreign exchange rate change between the three-month period ended June 30, 2010 and the three-month period ended June 30, 2009 resulted in an 8% reduction in this segment’s revenue for the three-month period ended June 30, 2010.

Backlog

          Some of our customers generally place orders for a period of several months to a year or more, and others place orders for immediate or fast turn delivery. Variations in order placement from a single customer can materially affect backlog. As a result, the relative size of our backlog has not been a reliable indicator of future revenue trends. Our backlog for OSM cards at June 30, 2010 was approximately $9.1 million and $1.2 million for Specialty cards and card printers. Our backlog as of June 30, 2009 was $16.2 million for OMCs and $1.2 million for specialty cards and card printers. There was no significant backlog for optical card drives, systems and enabling services as of June 30, 2009.

Gross Profit

          The following table presents our gross profit in absolute dollar amounts and as a percentage of revenue by segment (in thousands, except for percentages):

	Three Months Ended June 30,		Change
	2010	2009	2010 vs 2009
Optical memory cards	$3,130	$6,086	$(2,956)
% of optical memory card revenues	50%	49%

Optical cards drives, systems and services	(112)	(362)	250
% of optical card drive, systems revenues	(15%)	(48%)

Specialty cards and card printers	1,513	879	634
% of specialty cards and card printers revenues	33%	28%
Total gross margin	$4,531	$6,603	$(2,072)
% of total revenue	39%	40%
% of change			(31%)

          OSM Cards. OSM card gross margin can vary significantly based upon changes in average selling price, production and sales volumes, mix of card types, production efficiency and yields and changes in fixed costs. Production unit volume combined with the mix of card types greatly affects gross margin due to the absorption of fixed manufacturing costs. OSM card gross margin for the three-month period ended June 30, 2010 was 50% of OSM card revenue, as compared to 49% of OSM card revenue for the three-month period ended June 30, 2009. The decrease in OSM card revenues in the three-month period ended June 30, 2010 as compared with the three-month period ended June 30, 2009 caused a decrease in gross margin, a relatively steady level of production, productivity improvements and manufacturing cost reduction initiatives all contributed to the favorable gross margin. Depreciation and amortization was $451,000 for the three-month period ended June 30, 2010, as compared with $471,000 for the same period last year.

          Drives, Systems and Professional Services. Drives, systems and professional services gross margin is generally negative, inclusive of fixed overhead costs, due to low sales volume and our policy to price drives close to direct manufacturing cost to promote card sales resulting in the inability to cover fixed costs at current sales volumes. We anticipate that Drives, systems and professional services negative gross margins will continue in the future unless equipment sales volume is sufficient to cover fixed costs or there is material amount of professional services revenue.

          Specialty Cards and Card Printers. The gross margin on Specialty cards and card printers was 33% of segment revenues for the three-month period ended June 30, 2010, as compared to 28% for the three-month period ended June 30, 2009. Deliveries on new customer programs and increased revenues from the Angola infrastructure deployment contributed to the favorable gross margin in the three-month period ended June 30, 2010. We expect gross margin to be in the 18% - 24% range in the coming quarters on lower projected revenues without additional shipments for Angola.

Operating Expenses

          The following table presents operating expenses (in thousands, except for percentages):

	Three Months Ended June 30,		Change
	2010	2009	2010 vs 2009
Selling, general and administrative expenses	$3,701	$4,074	$(373)
% of total revenues	32%	25%
% of change			(9%)

Research and development expenses	286	371	(85)
% of total revenues	2%	2%
% of change			(23%)

Total operating expenses	$3,987	$4,445	$(458)
% of total revenues	34%	27%
% of change			(10%)

          Selling, General, and Administrative Expenses (“SG&A”). SG&A expenses for the three-month period ended June 30, 2010 decreased by approximately $0.4 million, or 9%, as compared to the three-month period ended June 30, 2009. The change was due to decreases of $0.1 million in stock-based compensation expenses, $0.4 million of performance incentives, $0.2 million of advertising expense and about $0.1 million of bad debt expense. These decreases were partially offset by $0.4 million of increases in sales commission, consulting fees and other expenses. SG&A expenses, excluding commissions, are expected to average about $3.3 million per quarter for the remainder of fiscal year 2011. We currently expect sales commissions to average about $0.6 million quarterly for the remainder of fiscal year 2011, depending upon product sales mix.

          Research and Development Expenses (“R&D”). R&D expenses for the three-month period ended June 30, 2010 decreased by $85,000, as compared to the three-month period ended June 30, 2009. As a percentage of revenue, R&D expenses were 2% in each of the three-month periods ended June 30, 2010 and 2009. During fiscal year 2010, various R&D projects were realigned and cost reductions were implemented consistent with a ‘milestone’- based R&D strategy. We are continuing our effort to develop new OSM card and non-optical card features and structures, including various composite card structures to allow the insertion of contactless chips with RF capability, dual-interface (contact-contactless) with OSM, OVD products and other market-driven requirements. We are also developing enhancements to our read/write drives for both increased reliability and ease of use and integration; and new software products and services in an effort to provide new products that can stimulate OSM card sales growth. We anticipate that these ongoing research and development efforts should result in enhanced card features and capabilities and drives with advanced security features and/or lower manufacturing costs; however, there is no assurance that such product development effort will be successful. These features are important for our existing and future OSM card markets. We anticipate R&D expenditures to average about $0.4 million per quarter during fiscal year 2011.

          Operating expenses include depreciation and amortization of approximately $133,000 and $143,000 for the three-month periods ended June 30, 2010 and 2009, respectively.

Other Income, Net

          The following table presents other income (expense), net (in thousands):

	Three Months Ended June 30,		Change
	2010	2009	2010 vs 2009
Interest income	$32	$34	$(2)
Interest expense	(28)	(48)	20
Gain due to fair value of investment	-	218	(218)
Other income (expense)	9	(22)	31
Total other income	$13	$182	$(169)
% change			(93%)

          Other Income, Net. Interest income decreased slightly for the three-month period ended June 30, 2010, as compared to the three-month period ended June 30, 2009, due to the continued decline in interest rates. The 42% decrease of interest expense for the three-month period ended June 30, 2010, as compared to the three-month period ended June 30, 2009, was largely due to the declining balance on the credit line debt through UBS. At June 30, 2010, the credit line debt was fully extinguished upon our exercise of our right to call the Put Option collateralized by the ARS investment. We no longer have investments in ARS at June 30, 2010. Other expense was mainly due to net losses and gains on foreign exchange fluctuations.

Provision for Income Taxes

          We recorded a provision for income taxes for the three-month period ended June 30, 2010 of approximately $0.1 million at an effective tax rate of 21%. For the three-month period ended June 30, 2009, we recorded a provision for income taxes of $0.4 million at an effective tax rate of 17%. The income tax provision for the three-month period ended June 30, 2010 was due to foreign income tax expense. Due to our full valuation allowance on U.S. operations and the nondeductible book stock-based compensation expense, our income tax expense varies greatly from the statutory tax rate.

LIQUIDITY AND CAPITAL RESOURCES

          The following table summarizes cash, cash equivalents, investments and debt collateralized by investments as of June 30, 2010 and March 31, 2010 (in thousands except for percentage):

	June 30, 2010	March 31, 2010	Change
Cash and cash equivalents	$22,684	$33,180	$(10,496)
Short-term investments	7,009	11,907	(4,898)
Long-term investments	5,046	-	5,046
Short-term debt	-	(7,865)	7,865

Total cash, cash equivalent, investments and debt, net	$34,739	$37,222	$(2,483)
% change			(7%)

          Our cash and cash equivalents decreased by $10.5 million or 32% as of June 30, 2010, as compared to March 31, 2010, largely due to the retirement of our short-term debt and payment of incentive compensation accrued in fiscal 2010. During the three-month period ended June 30, 2010, UBS redeemed all of the remaining $11.9 million of our ARS investments at par and netted the proceeds by full payoff of our short-term debt borrowed against our credit line with UBS. During the three-month period ended June 30, 2010, we purchased investments in commercial paper and U.S. Treasury notes, recorded at their amortized cost and classified on our condensed consolidated balance sheet as short and long-term investments based on their maturities. We intend to hold these investments to maturity.

          The following table displays the sources and uses of cash by activity (in thousands):

	Three Months Ended June 30,
	2010	2009
Net cash provided by (used in) operating activities	$(2,014)	$9,855
Net cash used in investing activities	$(630)	$(180)
Net cash provided by (used in) financing activities	$(7,897)	$404

          Net cash used in operating activities for the three-month period ended June 30, 2010 was $2.0 million consisting of net income of $0.4 million plus $1.0 million in non-cash charges and the decrease in operating assets, net of changes in operating liabilities, of $3.4 million. Net cash provided by operating activities for the three-month period ended June 30, 2009 was $9.9 million, consisting of net income of $1.9 million plus $1.2 million of various non-cash charges and a decrease in operating assets, net of changes in operating liabilities, of $6.7 million.

          Net cash used in investing activities was approximately $0.6 million for the three-month period ended June 30, 2010, mostly due to approximately $0.5 million of capital expenditures. We may further invest up to $1.0 million in additional production and Information Technology equipment and leasehold improvement through March 31, 2011. Net cash used in investing activities was approximately $0.2 million for the three-month period ended June 30, 2009, mainly due to the addition of production equipment for card manufacturing.

          Net cash used in financing activities for the three-month period ended June 30, 2010 was $7.9 million, mainly due to the extinguishment of the line of credit with UBS collateralized by the ARS. Net cash provided by financing activities was $0.4 million for the three-month period ended June 30, 2009 mainly due to the non-cash charge of $0.2 million related to the tax benefit on carryforward of gain from exercises of common stock options, an additional $0.2 million drawn from the UBS credit line.

Current Borrowing Arrangements

          Our credit line with UBS was retired and we have no other credit line, as we believe that we currently have sufficient cash to carry out our business plan. On June 30, 2010, in connection with the acceptance of the UBS offer in October 2008 related to our ARS, we exercised our Put Option and sold them to UBS. We redeemed $11.9 million of our ARS at par during the three-month period ended June 30, 2010 and netted the proceeds against the $7.9 million borrowed under the UBS line of credit and received approximately $4.0 million in cash. We no longer have investments in ARS or debt with UBS as of June 30, 2010. For further discussion of our ARS and Put Option rights, please refer to Note 2, caption 8, Cash and Cash Equivalents, Short-term Investments and Long-term Investments in the 2010 Form 10-K.

CONTRACTUAL OBLIGATIONS:

          The following table provides a summary of the effect on liquidity and cash flows from our contractual obligations (in thousands):

	2011	2012	2013	2014	2015	Total

Non-cancelable operating leases (1)	$1,762	$1,817	$1,714	$1,453	$14	$6,760
Non-cancelable purchase orders	1,591	—	—	—	—	1,591
Total	$3,353	$1,817	$1,714	$1,453	$14	$8,351

(1) Includes capitalized leases

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

          We are exposed to financial market risks, including changes in interest rates and foreign currency exchange rates. Changes in these factors may cause fluctuations in our earnings and cash flows. We evaluate and manage the exposure to these market risks as follows:

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

          We have cash equivalents, short and long-term investments of $34.7 million as of June 30, 2010. These securities are subject to interest rate fluctuations. Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted because of a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations because of changes in interest rates or we may suffer losses in principal if forced to sell securities that have seen a decline in market value because of changes in interest rates. We limit our exposure to interest rate and credit risk by establishing clear policies and guidelines for our cash equivalents and short-term investment portfolios. The primary goal of our investment policies is the protection of principal by investing with reasonable and prudent risks while maintaining liquidity, meeting capital obligations, maintaining cash flow and maximizing total returns with minimum investment costs. Our policy guidelines also limit exposure to loss by limiting the sums we can invest in any individual security and limiting the maximum weighted average duration of all invested funds to 12 months except for about $5.0 million classified as long-term.

          Our Credit Line Agreement with UBS secured by the ARS was extinguished on June 30, 2010, upon our exercise of the Put Option that we signed with UBS in October 2008. We no longer hold ARS investments and we have no other short or long-term borrowings other than the capitalized lease agreements that would give rise to significant interest rate risk. Although our interest income is sensitive to changes in the general level of U.S. interest rates, particularly since some portion of our investments are in money market funds, we do not expect our operating results or cash flows to be affected to any significant degree by the effects of a change in market interest rates on our investments. We do not enter into investments for trading purposes and we do not use derivative instruments in our investment portfolio to manage interest rate risk.

          For further discussion of our noncurrent investments, please refer to Note 2, caption 8, Cash and Cash Equivalents, Short-term Investments and Long-term Investments in the 2010 Form 10-K.

          Fair Value Fluctuation Risk. At June 30, 2010, we sold our investments in ARS and we are not materially exposed to fair value fluctuations. However, there can be no assurance that we will not be exposed to significant fair value fluctuations in the future.

          Foreign Currency Exchange Rate Risk. Our U.S. operations sell products in various international markets. During the three-month period ended June 30, 2010, revenue by our German subsidiary of approximately $5.0 million and net income of $0.5 million was denominated in foreign currency (Euro), respectively. In addition, some raw material purchases and purchased services were denominated in foreign currency.

          We use short-term foreign exchange forward contracts to mitigate foreign currency risk associated primarily with inter-company receivables and payables and loans receivable (denominated in Euros) to our German subsidiary. Our foreign exchange forward contracts are not designated for accounting purposes as hedging instruments under ASC815, Accounting for Derivative Instruments and Hedging Activities, as amended. Accordingly, any gains or losses resulting from changes in the fair value of the forward contract are reported in other income, net expenses. The gains and losses on these forward contracts generally offset gains and losses associated with the underlying foreign currency denominated inter-company receivables and payables, and loans receivable. At June 30, 2010, we had a foreign exchange forward contract with a maturity of less than 30 days to purchase 0.8 million Euros. The fair value of the forward contract was not material at June 30, 2010. A plus or minus ten percent change on differential of UBS’ credit risk compared with market interest rates will not have a material impact on the valuation.

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

(b) Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting that occurred during the three-month period ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

          On October 9, 2009, we filed a claim against GIG and Prevent Global in the English High Court of Justice, Commercial Court. The claim relates to a series of agreements that we entered into in 2004 with GIG for a turn-key project in Slovenia to enable GIG to manufacture and distribute optical cards (the “Agreements”). In 2007, GIG assigned all of its rights, title and interest in the Agreements (including rights to equipment we hold) to Prevent Global and Prevent Global agreed to assume all of the obligations under the Agreements. However, a dispute arose regarding whether Prevent Global or GIG (i) was obliged to make payments owed to us under the Agreements; (ii) had title to certain equipment under the Agreements; and (iii) was subject to and bound by the arbitration provisions contained in the Agreements. We sought a declaration from the English Court on these questions. On July 12, 2010, the English court proceedings concluded with a July 13 declaration that Prevent Global is the counterparty to the agreements and is entitled to all rights and is bound by all obligations. We were in discussions with Prevent Global regarding next steps until August 4, 2010 when we were informed they filed a bankruptcy petition. We now intend to discuss contract issues with the receiver.

          On May 7, 2010, Orbit Company Ltd., a Saudi Arabia company, filed a complaint against us in Superior Court of California, Santa Clara County. The complaint alleges breach of contract for services rendered and unjust enrichment. Orbit alleges that we improperly terminated one contract with Orbit and committed unspecified breaches of two additional contracts with Orbit. Orbit further alleges that we requested Orbit perform certain services, that Orbit performed those services and that we have not compensated Orbit for its performance. Orbit claims damages of an unspecified amount but at least $3,000,000, plus attorneys’ fees and costs. On July 13, 2010, we filed a motion to compel arbitration and stay the proceedings and a demurrer to the complaint. We expect a court ruling to occur in October, 2010.

Item 1A.	Risk Factors

          This description of the risk factors associated with our business supersedes the description previously disclosed in Part I, Item 1A of the 2010 Form 10-K.

          OUR CURRENT AND FUTURE EXPECTED REVENUES ARE DERIVED FROM A SMALL NUMBER OF ULTIMATE CUSTOMERS SO THAT THE LOSS OF OR REDUCTIONS IN PURCHASES BY ANY ONE ULTIMATE CUSTOMER COULD MATERIALLY REDUCE OUR REVENUES AND LEAD TO LOSSES. During the three-month period ended June 30, 2010 and each of the previous two fiscal years, we derived, on average, 72% of our revenues from various card programs in six countries. The six countries where we derive the majority of our revenues are the Kingdom of Saudi Arabia, United States, India, Italy, Costa Rica and Angola. A loss of any significant program may adversely affect our revenues and lead to losses. Also, a loss of a program in a country may adversely affect the continued use of our optical security media in that country’s other existing card programs. Due to the lengthy sales cycle, we may not be able to immediately find replacement programs. The loss of or reductions in purchases by any one of our largest customers due to program cutbacks, competition, or other reasons could materially reduce our revenue base. Losses have occurred when there are material reductions, gaps or delays in card orders from our largest U.S. or foreign government programs and could recur if such programs were to be reduced in scope, delayed, canceled, or not extended and not replaced by other card orders or other sources of income.

          Revenues from the following major programs are shown below accounting for 10% or greater of our total revenues:

	Three Months Ended June 30,
	2010	2009
General Dynamics Information Technology (“GDIT”)	28%	34%
DGM Sistemas, LDA	28%	-
Gemalto Oy (“Gemalto”)	10%	30%

          WE HAVE INCURRED NET LOSSES IN TEN QUARTERS DURING THE PREVIOUS FIVE YEARS AND WE MAY NOT BE ABLE TO GENERATE SUFFICIENT REVENUE IN THE FUTURE TO MAINTAIN OR ACHIEVE PROFITABILITY. In the past five years, only fiscal years 2006 and 2010 generated net income. There can be no assurance that we will generate enough revenues in the near term to attain annual profitability. We are relying principally upon our OSM technology to generate future product revenues, earnings and cash flows. If alternative technologies emerge or if we are otherwise unable to compete, we may not be able to sustain profitability.

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

          SINCE THE SALES CYCLE FOR OUR SECURE ID PRODUCTS IS TYPICALLY LONG AND UNPREDICTABLE, WE HAVE DIFFICULTY PREDICTING WHEN NEW BUSINESS WILL CONTRIBUTE TO REVENUE GROWTH. Because our customers for secure ID credentials are large government entities, obtaining substantial orders for new programs usually involves a lengthy sales cycle, requiring marketing and technical time and often times significant expense with no guarantee that substantial orders will result. This long sales cycle results in uncertainties in predicting operating results, particularly on a quarterly basis. In addition, the equipment supply and consulting work we undertake on occasion for the set up of card manufacturing facilities involves substantial time from start to finish, with the potential for obstacles to intervene outside our control, such as delays in the construction and readying of facilities and site by the customer and the potential for our customer to request changed specifications for the facility’s throughput, so there can be substantial lags between when we sign a contract and receive a deposit and when we complete a project and recognize revenue.

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

          IF WE ARE UNABLE TO BUY RAW MATERIALS IN SUFFICIENT QUANTITIES AND ON A TIMELY BASIS, WE WILL NOT BE ABLE TO DELIVER PRODUCTS TO CUSTOMERS ON TIME, WHICH COULD CAUSE US TO LOSE CUSTOMERS RESULTING IN A DECLINE IN REVENUES. Most of the raw materials used in the manufacture of cards are available from one or more qualified suppliers. Such materials include plastic film used in card production, which are available from multiple suppliers. Processing chemicals, inks and bonding adhesives are also obtained from various suppliers. We often order significant quantities of raw materials to prepare for expected demand. If the demand does not materialize as expected, raw material inventory supplies will grow as it takes longer to consume in production sized for actual sales volume. It is possible that this could lead to high levels of obsolescence and inventory write-downs if product designs change or demand decreases. Also, certain photographic films used in OSM cards are commercially available solely from Eastman Kodak Company (“Kodak”) of the United States. No assurance can be given that Kodak will continue to supply such photographic film on a satisfactory basis and in sufficient quantities to meet our requirements. If Kodak were to discontinue manufacturing the film from which our OSM is made, we would endeavor to establish an alternate supplier for such film, although the purchase price could increase and reliability and quality could decrease with a new supplier. No assurance can be given that we will have adequate demand to attract a second source. In addition, an alternate supplier could encounter technical issues in producing the film, as there may be know-how and manufacturing expertise which Kodak has developed over the years which an alternate supplier may have difficulty replicating. If Kodak announced that it would no longer offer film, we would request that Kodak provide us with a last-buy opportunity which we would plan to take maximum advantage of, although no assurance can be given that Kodak would provide us with such an opportunity. There can be no assurance that we would be able to procure an alternate source of supply of this film on reasonable terms or at all, which could force us to design new cards using different materials. This could be very disruptive to our business, result in increased costs and lower quality products and cause us to lose sales. We are also researching other materials besides film for use as OSM. Even if developed or procured, there can be no assurance that other materials could be used as a replacement for Kodak film in our current product or be cost-effective. In addition, semiconductor modules available from multiple sources could become scarce in periods of high industry demand. All raw materials and components are subject to supply and demand limitations.

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

          WE ARE SUBJECT TO RISKS ASSOCIATED WITH CHANGES IN FOREIGN CURRENCY EXCHANGE RATES. Part of the manufacturing process of certain of our products takes place in our operations in Germany. Also, some of the raw materials we use to manufacture OSM cards are sourced in Europe. These costs are denominated in Euros, the currency used in much of Europe. However, when we sell our finished products, the prices that we charge are denominated in U.S. dollars. Accordingly, we are subject to exposure when the exchange rate for Euros increases in relation to the U.S. dollar. When the U.S. dollar weakens against other currencies in which we transact business, particularly against Euro, generally sales and net income will be positively impacted. Conversely, when the U.S. dollar strengthens against other currencies in which we transact business, particularly against Euro, generally sales and net income will be negatively impacted. As of June 30, 2010, we had not entered into a forward exchange contract or other hedging transaction to hedge against or potentially minimize the foreign currency exchange risk related to transactions other than those related to intercompany transactions. The losses on foreign currency exchange related to purchase and intercompany transactions for these periods were immaterial, but we have no assurance that such losses will not be significant in the future.

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

          IN MARCH 2004, WE SOLD A CARD MANUFACTURING LICENSE UNDER WHICH WE WOULD PROVIDE CERTAIN FACTORY SET-UP AND TRAINING SERVICES IN SLOVENIA TO GLOBAL INVESTMENT GROUP LTD. (“GIG”) IN CONJUNCTION WITH PREVENT GLOBAL (“PREVENT GLOBAL”). PREVENT GLOBAL IS NOT CURRENT WITH THE OBLIGATIONS UNDER THE AGREEMENT. There have been certain agreements made between us and Prevent Global regarding this contract. If certain payments are made, we would be obligated to deliver manufacturing equipment and installation support specified in the contract to Prevent Global for a card manufacturing facility in Slovenia when such facility is provided by them, to provide a targeted initial manufacturing capacity of 10 million optical cards annually. Our obligation arises under a March 2004 agreement with Global Investments Group that was subsequently assumed by Prevent Global. We have performed our obligations under the agreements and stand ready to complete the remaining obligations. However, payments due to us are in arrears. We were in discussions with Prevent regarding next steps until August 4, 2010 when we were informed they filed a bankruptcy petition. We now intend to discuss contract issues with the receiver. We intend to exercise our rights under the contract. It is possible that we or Prevent Global will initiate other litigation to enforce rights under the agreements. Any such litigation may be expensive to us and distracting to our management even if we ultimately prevail. In the opinion of our management, based on the review of information available at this time, the total cost of resolving this contingency at June 30, 2010 should not have a material adverse effect on our financial condition or results of operation. As appropriate, we will establish accruals for potential expenses or losses that we believe are probable and reasonably estimable if and when this occurs.

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

          WE MAY FACE RISKS FROM OUR FOREIGN OPERATIONS AND SUBSTANTIAL INTERNATIONAL SALES. Our LaserCard products are used in countries around the world in addition to the United States, such as Germany, United Kingdom, Switzerland, Angola, Italy, India, Costa Rica and the Kingdom of Saudi Arabia. International sales accounted for approximately 71% and 68% of our revenues during the three-month periods ended June 30, 2010 and 2009, respectively. We also operate a subsidiary in Germany. Our international operations are subject to the following risks, among others: difficulty with staffing and managing international operations; transportation and supply chain disruptions and increased transportation expense as a result of epidemics, terrorist activity, acts of war or hostility, increased security and less developed infrastructure; political and economic uncertainty caused by changes in governments, epidemics, terrorism or acts of war or hostility; difficulties in collecting receivables and longer accounts receivable payment cycles; and potentially adverse tax consequences.

 Item 6. - Exhibits

          See the Exhibit Index following the signature page to this Quarterly Report on Form 10-Q for the information required by this item.

     SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

LASERCARD CORPORATION
(Registrant)

Signature	Date

/s/ Robert T. DeVincenzi	August 10, 2010
Robert T. DeVincenzi
Chief Executive Officer
(Principal Executive Officer)

/s/ Steven G. Larson	August 10, 2010
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