Form 10-Q
period 2010-10-01
LASERCARD CORP
filed 2010-11-09
CIK 30140

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
[Mark One]

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended October 1, 2010

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
Large accelerated filer ☐	Accelerated filer ☒
Non–accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes  ☒ No

Number of outstanding shares of common stock, $.01 par value, at November 9, 2010:  12,348,904

PART I.    FINANCIAL INFORMATION

ITEM 1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

LASERCARD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In thousands)

	October 1,	April 2,
	2010	2010*
ASSETS
Current assets:
Cash and cash equivalents	$25,171	$33,180
Short-term investments	11,038	11,907
Accounts receivable, net of allowance of $31 at October 1, 2010 and $37 at April 2, 2010	3,944	4,157
Inventories	10,607	11,326
Prepaid and other current assets	1,255	1,493
Total current assets	52,015	62,063

Property, plant and equipment, net of accumulated depreciation of $25,134 at October 1, 2010 and $23,904 at April 2, 2010	8,770	9,409
Equipment held for resale	7,155	7,155
Restricted cash	142	-
Patents and other intangibles, net	263	307
Notes receivable	232	230
Other non-current assets	127	127
Total assets	$68,704	$79,291

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,544	$1,236
Accrued liabilities	4,314	4,539
Deferred income tax liability	189	191
Advance payments from customers	2,028	6,525
Short-term debt	-	7,865
Deferred revenue	675	533
Deferred rent	286	270
Capital lease obligation	83	76
Total current liabilities	9,119	21,235

Capital lease obligation, net of current portion	23	77
Advance payments from customers, net of current portion	24,505	24,505
Deferred revenue, net of current portion	3,306	3,306
Deferred rent, net of current portion	810	954
Income tax payable	-	308
Total liabilities	37,763	50,385

Stockholders’ equity:
Preferred stock, $0.01 par value:
Authorized - 2,000,000 shares Issued - none	—	—
Common stock, $0.01 par value
Authorized - 30,000,000 shares
Issued and outstanding - 12,348,904 shares at October 1, 2010 and 12,234,882 shares at April 2, 2010	123	122
Additional paid-in capital	70,192	69,492
Accumulated deficit	(39,538)	(40,815)
Accumulated other comprehensive income	164	107
Total stockholders’ equity	30,941	28,906

Total liabilities and stockholders’ equity	$68,704	$79,291

*Amounts derived from audited consolidated financial statements

The accompanying notes are an integal part of these condensed consolidated financial statements.

LASERCARD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	October 1,	October 2,	October 1,	October 2,
	2010	2009	2010	2009

Revenues	$12,743	$15,716	$24,344	$32,024
Cost of sales	7,233	8,927	14,303	18,632
Gross profit	5,510	6,789	10,041	13,392

Operating expenses:
Selling, general, and administrative expenses	4,039	4,278	7,740	8,352
Research and development expenses	319	296	605	667
Total operating expenses	4,358	4,574	8,345	9,019
Operating income	1,152	2,215	1,696	4,373

Other income (expense), net	(7)	518	6	700

Income before income taxes	1,145	2,733	1,702	5,073

Provision for income tax	301	886	426	1,283

Net income	$844	$1,847	$1,276	$3,790

Net income per share:
Basic	$0.07	$0.15	$0.10	$0.31
Diluted	$0.07	$0.15	$0.10	$0.31

Weighted-average shares of common stock used in computing net income per share:
Basic	12,281	12,172	12,263	12,143
Diluted	12,358	12,318	12,354	12,207

The accompanying notes are an integral part of these condensed consolidated financial statements.

LASERCARD CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Six Months Ended
	October 1,	October 2,
	2010	2009
Cash flows from operating activities:
Net income	$1,276	$3,790
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,296	1,331
Fixed asset disposal	-	20
Provision (recovery) for doubtful accounts receivable	(19)	47
Provision for excess and obsolete inventory	13	951
Recovery of warranty reserve	(51)	(13)
Stock-based compensation	787	1,131
Put option, loss on fair value	-	(68)
Mark to market, trading	-	(193)
Changes in operating assets and liabilities:
Decrease in accounts receivable	246	3,326
Decrease in inventories	722	1,435
Decrease (increase) in deferred contract costs	(62)	635
Decrease in other current assets	335	200
Increase in equipment held for resale	-	(89)
Decrease in other non-current assets	-	60
Increase (decrease) in accounts payable and accrued liabilities	(187)	2,451
Decrease in deferred income tax	(4)	(61)
Increase (decrease) in deferred revenue	142	(603)
Decrease in deferred rent	(128)	(111)
Decrease in advance payments from customers	(4,507)	(3,575)
Net cash provided by (used in) operating activities	(141)	10,664
Cash flows from investing activities:
Purchases of property and equipment	(640)	(605)
Acquisition of patents	(5)	(13)
Maturities of marketable securities	12,907	-
Purchases of marketable securities	(12,038)	-
Changes in restricted cash balance	(142)	-
Net cash provided by (used in) investing activities	82	(618)
Cash flows from financing activities:
Proceeds from sale of common stock through stock plans	-	228
Tax benefit on carryforward of gain from exercise of common stock options	-	858
Employee’s taxes withheld and paid for restricted stock	(86)	(98)
Borrowing (repayment) on revolving credit agreement	(7,865)	373
Principal payments on capital lease obligation	(48)	(39)
Net cash provided by (used in) financing activities	(7,999)	1,322
Effect of exchange rate changes on cash and cash equivalents	49	(49)
Net increase (decrease) in cash and cash equivalents	(8,009)	11,319
Cash and cash equivalents:
Beginning of period	$33,180	$15,912
End of period	$25,171	$27,231

Supplemental disclosures - cash payments for:
Income taxes	$40	$60
Interest expense	$35	$92

Supplemental schedule of non-cash investing activities:
Unrealized gain in fair value of investments in earnings	$-	$(261)

The accompanying notes are an integral part of these consolidated financial stateements.

LASERCARD CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. Basis of Presentation

 The unaudited condensed consolidated financial statements contained herein include the accounts of LaserCard Corporation and its wholly owned subsidiaries (“LaserCard,” “we” or “us”). All significant intercompany accounts and transactions have been eliminated upon consolidation. The consolidated balance sheet data as of April 2, 2010 was derived from audited consolidated financial statements, but does not include all disclosures required by U.S. generally accepted accounting principles (“GAAP”).

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

 These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the fiscal year ended April 2, 2010, included in our Annual Report on Form 10-K for our fiscal year ended April 2, 2010, filed with the SEC on June 15, 2010 (the “2010 Form 10-K”).

The results of operations for the six months ended October 1, 2010 are not necessarily indicative of results to be expected for any future period.  Certain prior year presentations have been changed to conform to the current year presentations.  We evaluated subsequent events through November 9, 2010, the date on which this Quarterly Report on Form 10-Q was filed with the SEC and found no material event had occurred subsequent to October 1, 2010.

Recently Adopted Accounting Pronouncements:  In June 2009, the Financial Accounting Standard Board (“FASB”) issued guidance that amends the consolidation rules related to variable interest entities.  The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance.  This guidance requires ongoing reassessments of whether an enterprise is the primary beneficiary of the variable interest entity.  This guidance became effective during the six months ended October 1, 2010 and the adoption did not impact our financial position or results of operations.

In October 2009, the FASB issued new accounting guidance related to the revenue recognition of multiple element arrangements.  The new guidance states that if vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, companies will be required to develop a best estimate of the selling price to separate deliverables and allocate arrangement consideration using the relative selling price method.  The accounting guidance was adopted during the six months ended October 1, 2010; however, the adoption did not impact our financial position or results of operations.

Recently Issued Accounting Pronouncements:  In April 2010, the FASB reached a consensus on the Milestone Method of Revenue Recognition which provides guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate.  A vendor can recognize consideration that is contingent upon the achievement of a milestone in its entirety as revenue in the period in which the milestone is achieved only if the milestone meets all criteria to be considered substantive.  The updated guidance is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years beginning on or after June 15, 2010, with early adoption permitted.  We will be required to adopt this authoritative guidance on the milestone method of revenue recognition in the first quarter of fiscal year 2012.  We expect that the adoption of this guidance will not have a material impact on our financial position or results of operations.

LASERCARD CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

2. Summary of Significant Accounting Policies

(1.) Principles of Consolidation and Basis of Presentation.  The accompanying consolidated financial statements have been prepared in accordance with GAAP.  The condensed consolidated financial statements include our accounts and those of our wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated upon consolidation.

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

(3.) Fiscal Period.  Previously, for purposes of presentation, we labeled our annual accounting period end as March 31 and our quarterly accounting period ends as June 30, September 30 and December 31.  In fact, we operate and report based on quarterly periods ending on the Friday closest to month end.  Our 2010 fiscal year ended on April 2, 2010.  The 13-week second quarter and the 26-week first six months of fiscal year 2011 ended on October 1, 2010, and the 13-week second quarter and the 26-week first six months of fiscal year 2010 ended on October 2, 2009.  Beginning with our Form 10-Q for the period ended October 1, 2010, we are using actual dates in the presentation.

(4.) Foreign Currency Transactions.  The functional currency of our foreign subsidiary is the local currency.  The financial statements of this subsidiary are translated to U.S. dollars using period-end rates of exchange for assets and liabilities and monthly average rates of exchange for revenues and expenses.  Translation gains (losses) are recorded in accumulated other comprehensive income (loss) as a component of stockholders’ equity.  Gains and losses resulting from foreign exchange transactions are netted and included in other income and expense and were not significant during the periods presented.

(5.) Derivative Financial Instruments.  We use short-term foreign exchange forward contracts to mitigate foreign currency risk associated primarily with inter-company receivables and payables and loan receivables (denominated in Euros) with our subsidiary in Germany.  Our foreign exchange forward contracts are not designated for accounting purposes as hedging instruments under the provisions of ASC 815, Accounting for Derivative Instruments and Hedging Activities, as amended.  Accordingly, any gains or losses resulting from changes in the fair value of the forward contracts are reported in other income (expense), net.  The gains and losses on these forward contracts generally offset gains and losses associated with the underlying foreign currency denominated inter-company receivables and payables, and loans receivable.  At October 1, 2010 and April 2, 2010, we had foreign exchange forward contracts with a maturity of less than 30 days to purchase 0.4 million Euros and 1.3 million Euros, respectively.  The fair value of the forward contracts was not material at October 1, 2010 or April 2, 2010.

Refer to Note 2, caption 8, Cash and Cash Equivalents, Short-term Investments and Long-term Investments of the condensed consolidated financial statements for further discussion of our noncurrent investments.

(6.) Concentrations of Risk.  The financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash, cash equivalents, short-term investments, long-term investments and accounts receivable.  We place our cash, cash equivalents, short-term and long-term investments in high-credit quality financial institutions.  We are exposed to credit risk in the event of default by these institutions to the extent of the amount recorded in the condensed consolidated balance sheets.  We intend to hold our investments to maturity.  On June 30, 2010, in connection with the acceptance of the UBS offer in October 2008 related to our auction rate securities (“ARSs”), we exercised our Put Option and sold them to UBS.  We redeemed $11.9 million of the ARSs at par during the three months ended July 2, 2010 and netted the proceeds against the $7.9 million borrowed under the UBS line of credit and received approximately $4.0 million in cash.  We no longer have investments in ARSs or debt with UBS since June 30, 2010.  For a more detailed discussion of our ARSs and Put Option rights, please refer to Note 2, caption 8, Cash and Cash Equivalents, Short-term Investments and Long-term Investments in the 2010 Form 10-K.

Accounts receivable are derived from revenue earned from customers primarily located in the Americas and Europe, the Middle East and Africa (the “EMEA”). We perform credit evaluations of our customers’ financial condition from time to time and generally do not require collateral; however, we may extend credit to certain customers without receiving financial information. We maintain reserves for potential credit losses which, historically, have been immaterial.

LASERCARD CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(7.) Major Customers. The following customers accounted for more than 10% of revenue for the periods shown below:
	Three Months Ended		Six Months Ended
	October 1,	October 2,	October 1,	October 2,
	2010	2009	2010	2009
Gemalto Oy (“Gemalto”)	43%	12%	28%	21%
General Dynamics Information Technology (“GDIT”)	13%	25%	20%	29%
DGM Sistemas LDA (“DGMS”)	10%	30%	19%	15%
Laser Memory Card (“LMC”)	<10%	11%	<10%	<10%

The majority of our revenues from these customers were attributable to the Optical Security Media (“OSM”) segment.  No other customer accounted for more than 10% of revenue during these periods.  Gemalto is our customer for national ID cards for the Kingdom of Saudi Arabia and vehicle registration cards for three states in India.  LMC is our customer for multiple programs in Italy.

Two customers accounted for 55% and 10%, respectively, of accounts receivable at October 1, 2010. Two customers accounted for 28% and 17%, respectively, of accounts receivable at April 2, 2010.

(8.) Cash and Cash Equivalents, Short-term Investments and Long-term Investments.  We account for our short-term marketable securities in accordance with ASC 320, Accounting for Certain Investments in Debt and Equity Securities.  We consider all highly liquid investments, consisting primarily of commercial paper, discount notes, and U.S. government bonds with maturities of three months or less at date of purchase, to be cash equivalents.  All investments with maturities at date of purchase of more than three months or current maturities of less than one year are classified as short-term investments.  Investments with current maturities of more than one year are classified as long-term investments.  We determine the length of our investments after considering our cash requirements and yields available for the type of investment considered by management.  Management determines the appropriate classification of debt and equity securities at the time of purchase and reevaluates the classification of investments as of each balance sheet date.  We own investments in marketable securities that have been designated as “Held-to-Maturity.”  The ARS investments we held as of April 2, 2010 were designated as trading securities due to the nature of the Put Option agreement we had with UBS.  Trading securities are bought and sold principally for the purpose of selling them in the near term and are reported in the financial statements at fair value.  Changes in the fair value from period to period are reported as a component of net income.  We no longer have investments in ARS or debt with UBS since June 30, 2010.  For a more detailed discussion of our ARS and Put Option rights, please refer to Note 2, caption 8, Cash and Cash Equivalents, Short-Term Investments and Long-Term Investments in the 2010 Form 10-K.

LASERCARD CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Cash, cash equivalents and investments consist of the following as of October 1, 2010 and April 2, 2010 (in thousands):

	October 1, 2010
		Gross	Gross
		Unrealized	Unrealized	Amortized
	Cost	Gains	Losses	Cost

Cash and cash equivalents	$25,171	$-	$-	$25,171
Short-term investments	11,038	-	-	11,038
	$36,209	$-	$-	$36,209

	April 2, 2010
		Gross	Gross
		Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

Cash and cash equivalents	$33,180	$-	$-	$33,180
Short-term investments-ARS & other	11,907	-	(813)	11,094
Put Option	-	813	-	813
	$45,087	$813	$(813)	$45,087

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

In accordance with ASC 820, we measure our cash equivalents and marketable securities at amortized cost for held-to-maturities investments. Cash equivalents and marketable securities are valued primarily using quoted market prices utilizing market observable inputs.  Cash equivalents and marketable securities are primarily classified within Level 1 with the exception of our investments in ARSs.  Our investments in ARSs of $11.9 million were fully redeemed at par on June 30, 2010 by UBS.  They were classified within Level 3 as of April 2, 2010 because there were no active markets for the ARSs and therefore we were unable to obtain independent valuations from market sources.  Therefore, the ARSs were valued using a discounted cash flow model.  Some of the inputs to the cash flow model were unobservable in the market.  The total amount of assets measured using Level 3 valuation methodologies represented 15% of total assets as of April 2, 2010 and none at October 1, 2010.

LASERCARD CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The table below shows, by level, the financial assets that were accounted for as of October 1, 2010 and April 2, 2010 (in thousands):

	October 1, 2010
	Portion of Carrying Value Measured at Amortized Cost	Level 1

Cash equivalents: Money Market funds	$23,205	$23,205
Short-term investments	11,038	11,038
	$34,243	$34,243

	April 2, 2010
	Portion of Carrying Value Measured at Fair Value	Level 1	Level 3

Cash equivalents: Money Market funds	$31,977	$31,977	$-
Short-term investments: Auction Rate Securities at fair value	11,094	7	11,087
Short-term investments: Put Option at fair value	813	-	813
	$43,884	$31,984	$11,900

The following table summarizes the change in fair values for Level 3 items from April 2, 2010 to October 1, 2010 (in thousands):

Level 3

Balance at April 2, 2010	$11,900
Redeemed at par: Auction Rate Securities	(11,900)
Balance at October 1, 2010	$-

(10.) Accounts Receivable.  Accounts receivable are net of allowance for doubtful accounts of $31,000 and $37,000 as of October 1, 2010 and April 2, 2010, respectively.  We maintain allowances for doubtful accounts and product return reserves for anticipated losses resulting from the inability of our customers to make required payments and for product returns. We generally compute our allowances based on specifically identifying accounts that are past due and likely not collectible.  Interest receivable is accrued from investments in interest-bearing securities.  Other receivables are comprised of value added tax refunds and miscellaneous items.  The following table summarizes our accounts receivables as of October 1, 2010 and April 2, 2010 (in thousands):

	October 1,	April 2,
	2010	2010
Trade receivables	$3,941	$4,177
Allowance for doubtful accounts	(31)	(37)
Interest receivable	-	7
Other receivables	34	10
Total net receivables	$3,944	$4,157

LASERCARD CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(11.) Inventories.  Inventories are stated at the lower of cost or market, with cost determined on a first-in, first-out basis and market based on replacement cost or estimated realizable value less cost to sell.  The following table summarizes our inventories as of October 1, 2010 and April 2, 2010 (in thousands):

	October 1,	April 2,
	2010	2010
Raw materials	$5,577	$6,323
Work-in-process	1,079	975
Finished goods	3,951	4,028
Total inventories	$10,607	$11,326

 (12.) Property, Plant and Equipment, Net.  The following table summarizes our property, plant and equipment, net as of October 1, 2010 and April 2, 2010 (in thousands):

	October 1,	April 2,
	2010	2010	Change
Building and land	$907	$900	$7
Equipment and furniture	26,854	26,538	316
Construction in progress, including purchased equipment	793	563	230
Leasehold improvements	5,350	5,312	38
	33,904	33,313	591
Less: accumulated depreciation and amortization	(25,134)	(23,904)	(1,230)
Total property, plant and equipment, net	$8,770	$9,409	$(639)

Property, plant and equipment are recorded at cost. Depreciation is provided over the estimated useful lives, which are four to seven years for equipment and furniture using the straight-line method and twenty-five years for the building using the straight-line method.  Leasehold improvements are amortized over the shorter of the life of the asset or the life of the lease, including options, using the straight-line method.  Depreciation and leasehold amortization expense for the three and six months ended October 1, 2010 was $616,000 and $1,247,000, respectively.  Depreciation and leasehold amortization expense for the three and six months ended October 2, 2009 was $620,000 and $1,276,000, respectively.  Maintenance and minor repairs and replacements are expensed when incurred.  Disposition or retirement of property and equipment related gains and losses are charged to other income and expense.

(13.) Accrued Liabilities.  The following table summarizes our accrued liabilities as of October 1, 2010 and April 2, 2010 (in thousands):

	October 1,	April 2,
	2010	2010	Change
Sales commission	$857	$480	$377
Bonus and performance incentives	832	2,136	(1,304)
Accrued compensated absences	536	584	(48)
Accrued payroll and fringe benefits	249	243	6
Warranty reserves	74	125	(51)
Other accrued liabilities	1,765	971	794
Total accrued liabilities	$4,313	$4,539	$(226)

The bonus and performance incentives accrued at April 2, 2010 were paid out during the first quarter of fiscal year 2011.

LASERCARD CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

Warranty activities during the three and six months ended October 1, 2010 and October 2, 2009, respectively, were as follows (in thousands):

	Three Months Ended			Six Months Ended
	October 1,		October 2,	October 1,		October 2,
	2010		2009	2010		2009
Beginning balance	$72		$558	$125		$561
Accruals for product sold	-		(10)	(52)		(12)
Settlements and other	2	*	(83)	1	*	(84)
Ending balance	$74		$465	$74		$465

*Due to foreign exchange rate

(14.) Advance Payments from Customers or Deferred Revenue.  We routinely receive advance payments on orders placed by our customers.  The advance payments are recorded as a liability on the consolidated balance sheets until the related orders are shipped or services are performed or revenue would otherwise be recognized.  Also, advance payments of approximately $24.5 million from Prevent Global družba za upravljanje, investicije in razvoj d.d. (“Prevent Global”), were classified as a long-term liability in the consolidated balance sheets at October 1, 2010 and April 2, 2010, respectively, as there is no certainty that this project will be completed within twelve months.  The remaining advance payments were for orders expected to be completed within twelve months.  Amounts billed to or collected from customers that cannot be recognized as revenue at the time of billing or collection on the basis that they have not met the general conditions for revenue recognition are classified as deferred revenue and recorded as a liability on the consolidated balance sheets.  Deferred revenue should represent the portion of the amount billed to or collected from the customer that is expected to ultimately be recognized as revenue.  Our deferred revenue was $4.0 million at October 1, 2010 and $3.8 million at April 2, 2010, respectively, largely due to $3.3 million of licensing and other fees related to Prevent Global that were classified as long-term.

(15.) Revenue Recognition.  Product sales primarily consist of OSM card sales, sales of Drives, systems and professional services and sales of Specialty cards and card printers.  We recognize revenue from product sales when the following criteria are met:  (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the fee is fixed or determinable; and (4) collectibility is reasonably assured.  We recognize revenue on product sales at the time of shipment when shipping terms are exworks or similar, orders are placed pursuant to a pre-existing sales arrangement and there are no post-shipment obligations other than customer acceptance criteria or, in the case of a U.S. government contract, warehousing.  Where appropriate, provision is made at the time of shipment for estimated warranty costs and estimated returns.

The subcontract for Permanent Resident cards for the U.S. government requires delivery into a secure LaserCard-controlled vault.  Shipments are later made from the vault to a U.S. government site.  The subcontract provides that the U.S. government is to take final delivery of any and all of its remaining inventory within six months of the end of the contract.  At the time the cards are delivered into the vault, title to the cards is transferred to the U.S. government and all risks of ownership are transferred as well. Fifty percent of the card price is paid in advance. When the cards are delivered into the vault, the prime contractor is invoiced for the fifty percent balance with payment due within thirty days.  Purchase orders do not contain any return (other than for warranty) or cancellation provisions.  Pursuant to the provisions of SEC Staff Accounting Bulletin No. 605 ― Revenue Recognition (“ASC 605”), revenue is recognized on delivery into the vault as we have then fulfilled our contractual obligations and the earnings process is complete.

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

During the six months ended October 1, 2010, there was no financial activity regarding the license and card equipment purchase and support agreements we have with Prevent Global of Slovenia.  Due to assertions made by Global Investment Group of New Zealand, we filed a claim in September 2009 in the United Kingdom requesting the court to designate who is the rightful counter-party such that we can proceed with the administration of this contract. On July 12, 2010, the English court declared that Prevent Global is the rightful counterparty to the agreements, entitled to all rights and bound by all obligations.  We were in discussions with Prevent Global regarding next steps until August 4, 2010 when we were informed that they filed a bankruptcy petition.  We now intend to discuss contract issues with the receiver.  Refer to the risk factor, “In March 2004, We Sold a Card Manufacturing License Under Which We Would Provide Certain Factory Set-Up and Training Services in Slovenia to Global Investment Group Ltd. (“GIG”) in Conjunction With Prevent Global (“Prevent Global”).  Prevent Global Is Not Current with the Obligations Under the Agreement” for more details.

         (16.) Advertising Costs.  Advertising costs consist of development and placement costs of advertising campaigns and are charged to expense when incurred.  Advertising expense was immaterial for the three and six months ended October 1, 2010, respectively.  Advertising expense was approximately $6,000 and $213,000 for the three and six months ended October 2, 2009, respectively.

(17.) Stock Plans.  We utilize one stock-based compensation plan, our 2004 Equity Incentive Plan, as amended (the “2004 Plan”), which replaced our 1991 Stock Option Plan.  The 2004 Plan provides for the grant of restricted share awards, options, stock units and stock appreciation rights, any of which may or may not require the satisfaction of performance objectives, with respect to shares of LaserCard’s common stock to our directors, officers, employees and consultants.  For further discussion of the 2004 Plan, please refer to Note 6, Common Stock, in the 2010 Form 10-K.

In January 2010, the Compensation Committee retained the services of a management consulting firm to provide executive compensation advisory services for fiscal year 2011 including an assessment regarding LaserCard’s short- and long-term compensation structure.  Following the review of the resulting analysis and recommendations, in April 2010, the Board of Directors approved the modification of certain stock options previously granted to each of the executive officers and certain CEO staff so that the options would vest based upon continued service with LaserCard rather than stock price levels.  As modified, the options are scheduled to vest as to 25% of the option on the first anniversary of the modification date and in equal quarterly installments over a three-year period thereafter.  We adopted the pool method approach as the modified service period is longer than the remaining original requisite service period.  The total compensation cost under the pool approach relating to the newly modified award (including both the unrecognized compensation cost remaining from the original grant date valuation and the incremental compensation cost resulting from the modification) is recognized ratably over the new requisite period.  The incremental costs of $0.7 million due to this modification were added to the $0.8 million of unrecognized or remaining stock-based compensation expenses of the original fair-value of these grants with an aggregate total of $1.5 million to be recognized ratably over the next four years from the modification date.

LASERCARD CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following assumptions were utilized to estimate the fair value of our stock options awarded and modified during the three and six months ended October 1, 2010 and October 2, 2009:

	Three Months Ended		Six Months Ended
	October 1,	October 2,	October 1,	October 2,
	2010	2009	2010	2009
Expected stock price volatility	60%	55%	60%	55%
Risk-free interest rates	1.57%	2.29% - 2.34%	1.57% to 2.34%	1.65 to 2.34%
Average expected life of options	4.4 years	4.4 - 5 years	4.4 - 6 years	4.4 - 5 years
Expected annual dividends	―	―	―	―

         The following table summarizes stock option activity for the six months ended October 1, 2010 (in thousands, except for years and weighted average exercise price):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Total Intrinsic Value
Outstanding at April 2, 2010	2,410	$9.90
Granted	20	4.64
Exercised	-	-
Canceled	(197)	13.27
Outstanding at October 1, 2010	2,233	$9.55	5.3	$17
Options vested and exercisable at October 1, 2010	1,314	$11.87	3.7	$5

The weighted average grant-date fair value per share of options granted during the three and six months ended October 1, 2010 was $2.27 for both periods.

Restricted Shares and Restricted Stock Units:  On September 13, 2010, the Board of Directors awarded restricted shares under the 2004 Plan to the executive officers to vest over a 48-month term of one-fourth on each of the four annual anniversaries of the grant date.  On September 14, 2010, restricted shares under the 2004 Plan were awarded to the independent directors to vest in full on the eleventh month after the date of their award.  On September 13 and 14, 2010, restricted stock units were awarded to certain employees to vest over a 48-month term of one-fourth on each of the four annual anniversaries of the grant date.

LASERCARD CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table summarizes the restricted stock award activity for the six months ended October 1, 2010 (in thousands, except weighted average grant-date fair values):

	Number of Shares	Weighted Average Grant- Date Fair Value
Outstanding at April 2, 2010	190	$6.42
Granted	162	3.98
Exercised	(75)	7.25
Canceled	(7)	6.70
Outstanding at October 1, 2010	270	$4.71
Outstanding vested and exercisable at October 1, 2010	249	$4.74

  The weighted average grant-date fair value per share of restricted stock awards granted during the three and six months ended October 1, 2010 was $3.79 and $3.98, respectively.

The following table summarizes total stock-based employee compensation expense related to stock options, restricted stock units, and restricted shares net of estimated forfeitures in our condensed consolidated statements of operations allocated for the three and six months ended October 1, 2010 and October 2, 2009, respectively (in thousands):

	Three Months Ended		Six Months Ended
	October 1,	October 2,	October 1,	October 2,
	2010	2009	2010	2009
Cost of sales	$93	$161	$198	$313
Selling, general and administrative expense	258	378	540	776
Research and development expense	23	21	49	42

Stock-based compensation expense before income tax	374	560	787	1,131
Net stock-based compensation expense after income tax	$374	$560	$787	$1,131

We did not record an income tax benefit on stock-based compensation expense for the six months ended October 1, 2010 or October 2, 2009 because we had cumulative operating loss carryforwards during each such period, for which a full valuation allowance in the U.S. operations has been established.  We did not capitalize any such costs in the consolidated balance sheets other than in the general overhead pool for inventory costs.

As of October 1, 2010, about $3.1 million of total unrecognized compensation cost related to unvested stock options, restricted share awards and restricted stock units was expected to be recognized over the remaining vesting period through December 31, 2014.  As of April 2, 2010, about $2.7 million of total unrecognized compensation cost related to unvested stock options, restricted share awards and restricted stock units was expected to be recognized over the remaining vesting period through December 31, 2013.

LASERCARD CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(18.) Comprehensive Income.  Under ASC 220, Reporting Comprehensive Income, comprehensive income is defined as the changes in equity of an enterprise except for those resulting from stockholders’ transactions.  Comprehensive income for the three and six months ended October 1, 2010 and October 2, 2009, respectively, were as follows (in thousands):

	Three Month Ended		Six Month Ended
	October 1,	October 2,	October 1,	October 2,
	2010	2009	2010	2009
Net income	$844	$1,847	$1,276	$3,790
Net change in cumulative foreign currency translation adjustments	228	13	57	98
Comprehensive income	$1,072	$1,860	$1,333	$3,888

(19.) Commitments and Contingencies.

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

On May 7, 2010, Orbit Company Ltd., a Saudi Arabia company, filed a complaint against us in the Superior Court of California, Santa Clara County.  The complaint alleges breach of contract for services rendered and unjust enrichment.  Orbit alleges that we improperly terminated one contract with Orbit and committed unspecified breaches of two additional contracts with Orbit.  Orbit further alleges that we requested Orbit perform certain services, that Orbit performed those services, and that we have not compensated Orbit for its performance.  Orbit claims damages of an unspecified amount but at least $3,000,000, plus attorneys’ fees and costs.  On July 13, 2010, we filed a motion to compel arbitration and stay the proceedings and a demurrer to the complaint.  In response, Orbit agreed that its claims should be arbitrated.  On August 23, 2010, the Court entered an order directing the parties to arbitration, staying the state court action, and setting an arbitration review hearing for February 24, 2011.  The parties have selected an arbitrator and are moving forward with arbitration.

Purchase Obligations.  We have agreements with suppliers and other parties to purchase inventory and other goods and services.  Noncancelable obligations under these agreements at October 1, 2010 were approximately $3.4 million and are expected to be fulfilled in the coming quarters.  Noncancelable obligations at April 2, 2010 were $1.9 million, of which $0.3 million have been delivered.

         Leases.  There has been no change to our building leases as of October 1, 2010 as compared with April 2, 2010.  We lease certain equipment under capital lease agreements that expire at various dates through 2011.

Credit Line Debt.  Our credit line debt with UBS secured by our ARS investment was extinguished on June 30, 2010 when we exercised our Put Option and the ARS were redeemed at par by UBS.  For further discussion on our net borrowing with UBS, please refer to Note 2, caption 8, Cash and Cash Equivalents, Short-term and Long-term Investments in the 2010 Form 10-K.

LASERCARD CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

3.      Net Income Per Share

  Basic earnings per share were computed by dividing net income by the weighted-average number of common shares outstanding during the three months ended October 1, 2010 and October 2, 2009, respectively.  Diluted earnings per share during the three months ended October 1, 2010 and October 2, 2009, respectively, were computed by dividing net income by the weighted-average number of common shares outstanding plus dilutive common stock equivalents, primarily shares issuable upon the exercise of stock options using the treasury stock method.  Antidilutive securities include outstanding stock options with exercise prices in excess of the average fair market value of LaserCard’s common stock for the related period.  Antidilutive options excluded from the calculation of diluted net income per share but that could become dilutive in the future for the three and six months ended October 1, 2010 and October 2, 2009 were 2.4 million shares and 1.8 million shares, respectively.

  The following table shows our net income and net income per share for the three and six months ended October 1, 2010 and October 2, 2009, respectively (in thousands, except per share amounts):

	Three Month Ended		Six Month Ended
	October 1,	October 2,	October 1,	October 2,
	2010	2009	2010	2009

Net income	$844	$1,847	$1,276	$3,790

Basic net income per share:
Weighted average common shares outstanding	12,281	12,172	12,263	12,143

Basic net income per share	$0.07	$0.15	$0.10	$0.31

Diluted net income per share:
Weighted average common shares and common stock equivalents outstanding	12,358	12,318	12,354	12,207

Diluted net income per share	$0.07	$0.15	$0.10	$0.31

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

LASERCARD CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The accounting policies used to derive reportable segment results are the same as those described in the “Summary of Significant Accounting Policies.”  Resources are allocated to the OSM cards and Drives, system and professional services segments in a manner that optimizes OSM card revenues and to the Specialty card and card printers segment in a manner that optimizes consolidated income as determined by the chief operating decision maker. Segment revenues are comprised of sales to external customers.  Segment gross profit (loss) includes all segment revenues, less the related cost of sales.  Accounts receivable, cash, deferred income taxes, prepaid expenses, fixed assets and inventory are not separately reported by segment to the chief operating decision maker.  Therefore, we believe the amount of assets by segment is not meaningful.  All of our long-lived assets are attributable to the United States except for $1.7 million and $1.8 million attributable to Germany at October 1, 2010 and April 2, 2010, respectively, with the net decrease caused by depreciation and fluctuation in foreign exchange.  These long-lived assets were attributable to the operations in Germany, including long-lived assets owned by the U.S. operations located in Germany.

Our chief operating decision maker is currently our Chief Executive Officer.  The chief operating decision maker reviews financial information presented on a consolidated basis that is accompanied by disaggregated information about revenues and gross profit (loss) by segment.

LASERCARD CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The table below presents information for OSM cards, Drives, systems and professional services, and Specialty cards and card printers for the three and six months ended October 1, 2010 and October 2, 2009, respectively, (in thousands):
	Three Months Ended October 1, 2010

	Optical	Drives,	Specialty
	security	systems &	cards &
	media	professional	card	Segment
	cards	services	printers	total	Other (a)	Total
Revenue	$9,001	$41	$3,701	$12,743	$-	$12,743
Cost of sales	4,093	359	2,781	7,233	-	7,233
Gross profit (loss)	4,908	(318)	920	5,510	-	5,510
Depreciation and amortization expense	453	17	41	511	129	640

	Three Months Ended October 2, 2009

	Optical	Drives,	Specialty
	security	systems &	cards &
	media	professional	card	Segment
	cards	services	printers	total	Other (a)	Total
Revenue	$11,885	$73	$3,758	$15,716	$-	$15,716
Cost of sales	5,787	446	2,694	8,927	-	8,927
Gross profit (loss)	6,098	(373)	1,064	6,789	-	6,789
Depreciation and amortization expense	440	28	39	507	141	648

	Six Months Ended October 1, 2010

	Optical	Drives,	Specialty
	security	systems &	cards &
	media	professional	card	Segment
	cards	services	printers	total	Other (a)	Total
Revenue	$15,307	$785	$8,252	$24,344	$-	$24,344
Cost of sales	7,269	1,215	5,819	14,303	-	14,303
Gross profit (loss)	8,038	(430)	2,433	10,041	-	10,041
Depreciation and amortization expense	904	41	89	1,034	262	1,296

	Six Months Ended October 2, 2009

	Optical	Drives,	Specialty
	security	systems &	cards &
	media	professional	card	Segment
	cards	services	printers	total	Other (a)	Total
Revenue	$24,249	$832	$6,943	$32,024	$-	$32,024
Cost of sales	12,065	1,567	5,000	18,632	-	18,632
Gross profit (loss)	12,184	(735)	1,943	13,392	-	13,392
Depreciation and amortization expense	911	58	78	1,047	284	1,331

(a) Other depreciation and amortization expense represents amounts charged to selling, general and administrative expense and research and development expense.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following discussion and analysis of our financial condition, results of operations and critical accounting policies should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and the consolidated financial statements and related notes in the 2010 Form 10-K.

FORWARD-LOOKING STATEMENTS

All statements contained in this report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 the federal securities laws.  Forward-looking statements are not facts or guarantees of future performance or events. Rather, they are based on current expectations, estimates, beliefs, assumptions, and goals and objectives and are subject to risks and uncertainties that are difficult to predict.  As a result, our actual results may differ materially from the statements made.  Often such forward-looking statements can be identified by their use of words such as “may,” “will,” “intends,” “plans,” “believes,” “anticipates,” “visualizes,” “expects,” “estimates,” or similar language.  Forward-looking statements made in this report include but are not limited to statements regarding our beliefs as to current and potential market segments and requirements, customers, and applications for and deployment of our products; our current and future product and service offerings; sources of revenue and product mix; our expectations as to the continuation, production quantities, delivery rates and requested and actual delivery schedule, backlog, revenue, margins, and profit for our products for government ID card programs; our business and sales strategies; our expectation of negative gross profit from the Drives, systems and professional services segment; the need for, expected success of, expense of and potential benefits from our research and development efforts; our belief that available cash, together with cash we expect to generate from operations, will be sufficient to execute our business plan and fund our planned capital expenditures for at least the next twelve months despite expected quarterly fluctuations; and our ability to secure more contracts.

These forward-looking statements are based upon our assumptions about and assessment of the future, which may or may not prove true, and involve a number of risks and uncertainties including, but not limited to, whether there is a market for cards for homeland security in the U.S. and abroad, and if so, whether such market will utilize optical security media (“OSM”) cards as opposed to other technologies; significant customer concentration and reliance on continued U.S., Saudi Arabian, and Angolan government business; risks associated with doing business in and with foreign countries; whether Prevent Global will make the balance of its required payments to us and operate the facility; lengthy sales cycles and changes in and dependence on government policy-making; reliance on channel partners such as value-added resellers and system integrators to generate sales, perform customer system integration, develop application software, integrate OSM card systems with other technologies, test products, and work with governments to implement card programs; potential manufacturing difficulties, including with implementing new manufacturing processes and outsourcing manufacturing; our ability to produce and sell read/write drives in volume; the unpredictability of customer demand for products and customer issuance and release of corresponding orders; the possibility that OSM cards will not be purchased for the full implementation of card programs in the Kingdom of Saudi Arabia, Angola and India, or for Department of Homeland Security (“DHS”) programs in the United States, or will not be selected for other government programs in the United States and abroad; and the risks set forth in the section entitled “Risk Factors” and elsewhere in this report and our other SEC filings.  These forward-looking statements speak only as of the date of this report, and, except as required by law, we undertake no obligation to publicly release updates or revisions to these statements whether as a result of new information, future events, or otherwise.

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

OVERVIEW

Headquartered in Mountain View, California, LaserCard Corporation, and subsidiaries, is a leading provider of secure ID solutions, manufacturing a wide range of advanced, secure identity credentials and offering associated professional services to governments and commercial clients around the world.  Our subsidiary, Challenge Card Design Plastikkarten GmbH (“CCD”), manufactures and offers a wide range of high quality specialty cards, plus card personalization and ID management solutions serving markets in Europe, the Middle East and Africa (the “EMEA”) as well as Asia.  Our cards and systems are used in countries around the world, such as the United States, Germany, Angola, Italy, India, Costa Rica, the Kingdom of Saudi Arabia and other Middle Eastern and European countries, for demanding applications including government identification programs for citizens and foreign residents, vehicle registration, student campus card and driver license applications, service provisions and facility access.

Our three reportable segments are (1) Optical Security Media (“OSM”) cards, including multi-technology cards, (2) Drives, systems and professional services including read/write drives, maintenance, systems and professional services, and (3) Specialty cards and card printers.

The OSM card segment generates higher gross margins and gross profits than the two other segments.  OSM cards are a proprietary product of LaserCard for which we hold 17 U.S. patents.  In addition, we have years of know-how in the manufacture and use of OSM cards, and related encoding devices, read/write drives, systems, professional services and software.  This provides a basis for highly leveraged contribution margins in the OSM cards segment.  Therefore, our strategy is to sell all card technologies with a goal to upgrade programs to OSM when possible.  We emphasize selling secure credentials into government programs for individual identification.  We offer a range of products in our OSM and Specialty card segments including cards that contain magnetic stripes, contact and contactless chips, Radio Frequency Identification (“RFID”) tags, OSM, holograms, biometric data, or a combination of such features.  This allows us to sell to a wide range of customers around the world.  The market for secure identity cards is extremely competitive, has long sales cycles of more than one year, and requires early identification of program development for our products to be considered in tender specifications and requires access to government decision makers for us to provide awareness of our products’ strengths.

The Drives, systems and professional services segment is inter-related with the OSM card segment and often operates at a loss on the gross profit line in support of the OSM card segment.  We sell encoders and read/write drives at near-direct manufacturing cost to enable sales of OSM cards.  This often results in negative gross profits for our Drives, systems and professional services segment when equipment volume does not allow for the contribution necessary to cover fixed costs and we do not have sizable professional services revenue.  Even at higher volume, the gross profit margin on encoders and read/write drives will probably not exceed 10%.  We provide professional services as a strategy to promote card sales.  Examples include previous contracts for equipment, training and management of a card issuance system for the Kingdom of Saudi Arabia National ID Card program and a complete data collection, database and card issuing system for the Costa Rica Foreign Resident ID Card program.  We also provide discretionary post sales support to assist customers and third party partners in establishing and maintaining data collection and card issuing systems for the purpose of accelerating card issuance and thereby our receipt of card orders.

The Specialty cards and card printers segment almost entirely operates from our locations in Germany selling cards we manufacture at lower ASP’s than the OSM cards and distributing card printers.  Gross margins in this segment are generally about half those earned in the OSM card segment.   The Specialty card and printer segment provides market presence and intelligence that we believe leads to additional business for the OSM card segment as well.

The majority of our revenue is from sales of products and services through partners such as value added resellers (“VARs”) and system integrators (“SIs”) that generally have specific experience in the development of markets and applications for LaserCard products.  We have sales staff located in California, the Washington D.C. area, Uruguay and Germany, whose principal role is developing new opportunities and supporting our VARs and SIs reseller channels.

As a card manufacturer we emphasize ongoing quality enhancements and cost reduction measures.  We are ISO 9001 certified and believe the discipline has provided a framework for our improvements in both of these areas.  We believe quality, timely delivery, and customer service are key attributes for winning new orders.

RESULTS OF OPERATIONS

Revenues

The table below presents condensed consolidated revenues recorded by our U.S. and German operations (in thousands):

	Three Months Ended		Six Months Ended		Three Months	Six Months
	October 1,	October 2,	October 1,	October 2,	Change
	2010	2009	2010	2009	2010 vs 2009	2010 vs 2009
U.S. operations	$9,160	$11,986	$15,567	$25,109	$(2,826)	$(9,542)
German operations	3,583	3,730	8,777	6,915	(147)	1,862
	$12,743	$15,716	$24,344	$32,024	$(2,973)	$(7,680)

Revenues recorded by our U.S. operations are mainly in our OSM cards and Drives, systems and professional services segments and are generally derived from a small number of government customers located throughout the world.  Revenues recorded by our German operations, converted from Euros, are mainly in our Specialty cards and card printers segment and are generated from a relatively large number of commercial customers in EMEA, including universities in Germany for student identification cards and organizers of sporting events for secure access cards and equipment and consumables for the national ID card program in Angola.  Our German operation also provides systems, in support of the national ID card program in Angola, which revenues are included in our Drives, systems, and professional services segment.

We had decreases in total revenues for the three and six months ended October 1, 2010, as compared to the three and six months ended October 2, 2009, due largely to decreases in shipments of OSM cards.  Program revenues fluctuate on a quarterly basis and we believe these fluctuations do not generally represent a trend.

Our major government card programs are shown below as a percentage of total revenues:

	Three Months Ended		Six Months Ended
	October 1,	October 2,	October 1,	October 2,
	2010	2009	2010	2009
Kingdom of Saudi Arabia National ID Card program	30%	<10%	16%	20%
India’s Vehicle Registration programs	14%	<10%	12%	<10%
U.S. Green Cards	13%	23%	20%	27%
Angola National ID Card program	10%	30%	19%	15%

Historically, a relatively small number of customers have accounted for a significant portion of our revenue.  Our major customers are shown below as a percentage of total revenues:

	Three Months Ended		Six Months Ended
	October 1,	October 2,	October 1,	October 2,
	2010	2009	2010	2009
Gemalto Oy (“Gemalto”)	43%	12%	28%	21%
General Dynamics Information Technology (“GDIT”)	13%	25%	20%	29%
DGM Sistemas LDA (“DGMS”)	10%	30%	19%	15%
Laser Memory Card (“LMC”)	<10%	11%	<10%	<10%

Gemalto is our customer for both the Kingdom of Saudi Arabia national ID card program and the vehicle registration programs in three states in India.

The following table presents our consolidated revenues by segment (in thousands, except for percentages):

	Three Months Ended		Six Months Ended		Three Months	Six Months
	October 1,	October 2,	October 1,	October 2,	Change
	2010	2009	2010	2009	2010 vs 2009	2010 vs 2009
Optical security media cards	$9,001	$11,885	$15,307	$24,249	$(2,884)	$(8,942)
% of total revenues	71%	76%	63%	76%
% change of segment revenues					(24%)	(37%)

Drives, systems and professional services	41	73	785	832	(32)	(47)
% of total revenues	NM	NM	3%	3%
% change of segment revenues					(44%)	(6%)

Specialty cards and card printers	3,701	3,758	8,252	6,943	(57)	1,309
% of total revenues	29%	24%	34%	22%
% change of segment revenues					(2%)	19%
Total revenues	$12,743	$15,716	$24,344	$32,024	$(2,973)	$(7,680)
% change 2010 vs 2009					(19%)	(24%)

The following table presents our OSM card revenues by major program (in thousands, except for percentages):
	Three Months Ended		Six Months Ended		Three Months	Six Months
	October 1,	October 2,	October 1,	October 2,	Change
	2010	2009	2010	2009	2010 vs 2009	2010 vs 2009
Kingdom of Saudi Arabia National ID Card program	$3,795	$940	$3,795	$5,936	$2,855	$(2,141)
India’s Vehicle Registration programs	1,750	999	2,997	1,810	751	1,187
U.S. Green Cards	1,611	3,534	4,857	8,592	(1,923)	(3,735)
Angola National ID Card program	1,320	4,400	2,640	4,444	(3,080)	(1,804)
Other	525	2,012	1,018	3,467	(1,487)	(2,449)
Total optical security media card revenues	$9,001	$11,885	$15,307	$24,249	$(2,884)	$(8,942)
% change 2010 vs 2009					(24%)	(37%)

 Our OSM card sales volumes fluctuate on a quarterly basis as we are subject to decisions made by customer program managers. Revenue can fluctuate irrespective of volume as selling prices are dependent on mix of programs due to differences in card types and channel. We believe these fluctuations do not generally represent a trend. Selling prices within a program are set by contract and generally do not change materially over the contract life that is generally over a period of several years or more.  Revenues from U.S. Department of Homeland Security Green Cards were lower in the three and six months ended October 1, 2010 than in the three and six months ended October 2, 2009 when the customer was building a safety stock of the newly designed card.  Shipments for this program during the first six months of the current fiscal year were at a lower rate than the card issuance rate as the customer is managing the safety stock to their desired level.  We anticipate an increase in order levels going forward and will average $2.5 million to $3.0 million quarterly.  We anticipate that revenues derived from the Angola national ID card program will range from $0.9 million to $1.3 million per quarter over the next year.  Revenues for the Kingdom of Saudi Arabia should normalize at $2.0 million to $2.5 million per quarter once a new contract is in place for the coming periods.  During the six months ended October 2, 2009 our revenues included $3.3 million from two programs we no longer serve – the Foreign Resident Card program in Italy and the Permanent Resident Card program in Canada.

  Revenues in the Drives, systems and professional services segment for both the three months ended October 1, 2010 and October 2, 2009 were immaterial.  Revenue from drives and systems for Angola’s national ID cards totaled $0.7 million during the six months ended October 1, 2010 as compared with none during the six months ended October 2, 2009.  Revenues of $0.5 million were recognized for the implementation of the regional card issuing model for the national ID card program in the Kingdom of Saudi Arabia during the six months ended October 2, 2009 as compared with none during the six months ended October 1, 2010.  Revenues in this segment are sporadic and generally driven by program implementations or infrastructure set-up and enhancements.  We plan to periodically deploy operational and consultative support to optimize the performance of our customer card issuing models which will add cost and may enhance our revenue in this segment.

Specialty cards and card printer revenues for the three months ended October 1, 2010 slightly decreased as compared to the three months ended October 2, 2009 due primarily to the change in the euro dollar/exchange rate between the periods.  Specialty cards and card printers revenues for the six months ended October 1, 2010 increased by $1.3 million or 19% of this segment’s revenue mainly due to the consumables delivery in the six months ended October 1, 2010 for the continued support of the infrastructure deployment in Angola and an immaterial amount for the same program as compared to the six months ended October 2, 2009.

The euro/dollar exchange rate change between the three months ended October 1, 2010 and the three months ended October 2, 2009 resulted in an 11% reduction in this segment’s revenue.  The euro/dollar exchange rate change between the six months ended October 1, 2010 and the six months ended October 2, 2009 resulted in a 6% increase in this segment’s revenue.

Backlog

Sometimes our customers place orders to cover their needs for a period of several months to a year or more, and sometimes our customers place orders for immediate or fast turn delivery. Variations in order placement from a single customer can materially affect backlog.  As a result, the relative size of our backlog has not been a reliable indicator of future revenue trends.  Our backlog at October 1, 2010 for OSM cards was $9.6 million and for Specialty cards and card printers was $4.4 million.  Our backlog at April 2, 2010 for OSM cards was $10.4 million and for Specialty cards and card printers was $3.0 million.  There was no significant backlog for Drives, systems and professional services as of October 1, 2010 and October 2, 2009, respectively.

Gross Profit

The following table presents our gross profit in absolute dollar amounts and as a percentage of revenue by segment (in thousands, except for percentages):

	Three Months Ended		Six Months Ended		Three Months	Six Months
	October 1,	October 2,	October 1,	October 2,	Change
	2010	2009	2010	2009	2010 vs 2009	2010 vs 2009
Optical security media cards	$4,908	$6,098	$8,038	$12,184	$(1,190)	$(4,146)
% of optical security media card revenues	55%	51%	53%	50%

Drives, systems & professional services	(318)	(373)	(430)	(735)	55	305
% of drives, systems & professional services revenues	NM	NM	NM	NM

Specialty cards and card printers	920	1,064	2,433	1,943	(144)	490
% of specialty cards and card printers revenues	25%	28%	29%	28%
Total gross profit	$5,510	$6,789	$10,041	$13,392	$(1,279)	$(3,351)
% of total revenues	43%	43%	41%	42%

  OSM Cards.  OSM card gross margin can vary significantly based upon changes in production and sales volumes, mix of card types which affects average selling prices and costs, mix of channel which affects selling prices, production efficiency and yields and changes in fixed costs.  Also production unit volume combined with the mix of card types produced greatly affects gross margin due to the absorption of fixed manufacturing costs.  Gross margin was hindered last year due to inventory write downs of $0.9 million, or 7.7% of revenue, in the three months ended October 2, 2009, and $1.1 million, or 4.4% of revenue, in the six months ended October 2, 2009.  Depreciation and amortization was $453,000 for the three months ended October 1, 2010, as compared with $440,000 for the same period last year.  Depreciation and amortization was $904,000 for the six months ended October 1, 2010, as compared with $911,000 for the six months ended October 2, 2009.

Drives, Systems and Professional Services.  Drives, systems and professional services gross margin is generally negative, inclusive of fixed overhead costs, due to low sales volume and our policy to price drives close to direct manufacturing cost to promote card sales resulting in the inability to cover fixed costs at current sales volumes.  Also, from time to time we may provide discretionary professional services to assist program partners in the installation and maintenance of their card issuing systems.  We anticipate that Drives, systems and professional services negative gross margins will continue in the future unless equipment sales volume is sufficient to cover fixed costs or there is a material amount of professional services revenue.

 Specialty Cards and Card Printers.  The gross margin on Specialty cards and card printers was 25% and 29% of segment revenues for the three and six months ended October 1, 2010, respectively, as compared to 28% for both the three and six months ended October 2, 2009.  Deliveries on new customer programs and increased revenues from the Angola program contributed to the gross margin in the six months ended October 1, 2010.  We expect gross margin of this segment to be in the low to mid 20% range in the coming quarters due to anticipated changes in product mix.

Operating Expenses

The following table presents operating expenses (in thousands, except for percentages):

	Three Months Ended		Six Months Ended		Three Months	Six Months
	October 1,	October 2,	October 1,	October 2,	Change
	2010	2009	2010	2009	2010 vs 2009	2010 vs 2009
Selling, general and administrative expenses	$4,039	$4,278	$7,740	$8,352	$(239)	$(612)
% of total revenues	32%	27%	32%	26%
% change					(6%)	(7%)

Research and development expenses	$319	$296	$605	$667	$23	$(62)
% of total revenues	3%	2%	2%	2%
% change					8%	(9%)

Total operating Expenses	$4,358	$4,574	$8,345	$9,019	$(216)	$(674)
% of total revenues	34%	29%	34%	28%
% change					(5%)	(7%)

Selling, General, and Administrative Expenses (“SG&A”).  SG&A expenses for the three months ended October 1, 2010 decreased by 6%, compared with the same quarter a year ago.  Stock-based compensation expense decreased to $0.3 million for the three months ended October 1, 2010, as compared to $0.4 million for the three months ended October 2, 2009.  Performance incentives decreased to $0.3 million for the three months ended October 1, 2010, as compared to $0.6 million for the three months ended October 2, 2009.  There were also decreases in consulting, travel related expenses, and from other cost containment initiatives.  These decreases were partially offset by increases in legal and severance pay.  Commission expense increased to $0.8 million for the three months ended October 1, 2010, as compared to $0.7 million for the three months ended October 2, 2009.

SG&A expenses for the six months ended October 1, 2010 decreased by 7% compared with the same period a year ago.  Stock-based compensation expense decreased to $0.5 million for the six months ended October 1, 2010, as compared to $0.8 million for the six months ended October 2, 2009.  Performance incentives decreased to $0.5 million for the six months ended October 1, 2010, as compared to $1.1 million for the six months ended October 2, 2009. Advertising expenses were $0.2 million for the six months ended October 2, 2009.  There were also decreases in bad debt expenses, travel related expenses, and from other cost containment initiatives.  These decreases were partially offset by increases in legal expenses and commission expense which was $1.2 million for the six months ended October 1, 2010, as compared to $0.7 million for the six months ended October 2, 2009.  We anticipate that non commission-based SG&A expense will remain about flat over the remainder of the fiscal year at about $3.2 million per quarter but that commissions could range from about $0.3 million to $1.7 million over the next two quarters based on product mix.

Research and Development Expenses (“R&D”).  R&D expenses include salaries, fringe benefits, materials, third party services, depreciation and occupancy costs for this function.  There were no material changes in R&D expenses for the periods presented.  Our R&D activities include development of new card structures and features and targeted activities in systems including card issuing and reading hardware.  We anticipate R&D expenditures to average about $0.3 million to $0.4 million per quarter over the next two quarters.

Operating expenses include depreciation and amortization of approximately $129,000 and $141,000 for the three months ended October 1, 2010 and October 2, 2009, respectively.  Depreciation and amortization were approximately $262,000 and $284,000 for the six months ended October 1, 2010 and October 2, 2009, respectively.

Other Income, Net

The following table presents other income (expense), net (in thousands, other than percentages):

	Three Months Ended		Six Months Ended		Three Months	Six Months
	October 1,	October 2,	October 1,	October 2,	Change
	2010	2009	2010	2009	2010 vs 2009	2010 vs 2009
Interest income	$18	$41	$50	$75	$(23)	$(25)
Interest expense	(7)	(44)	(35)	(92)	37	57
Other income (expense)	(18)	(16)	(9)	(39)	(2)	30
Unrealized gain on trading securities (ARS)	-	42	-	261	(42)	(261)
Gain on termination of contract	-	495	-	495	(495)	(495)
Total other income/(expense)	$(7)	$518	$6	$700	$(525)	$(694)

% change					(101%)	(99%)

Other Income, Net.  Other than the gain on the termination of a contract and the unrealized gain on auction rate securities (ARS) in the period ended October 2, 2009, interest and other income (expense), net, have been immaterial for the periods presented.  We no longer had investments in ARS at June 30, 2010.

Provision for Income Taxes

For the three months and six months ended October 1, 2010, the provision for income taxes was $0.3 million and $0.4 million, respectively, as compared to a provision of $0.9 million and $1.3 million for the three months and six months ended October 2, 2009, respectively.  The effective tax rate was 26.3% and 25.0% for the three and six months ended October 1, 2010, respectively, as compared to 32.4% and 25.3% for the three and six months ended October 2, 2009, respectively.  Due to our full valuation allowance on U.S. operations and the nondeductible stock-based compensation expense, our income tax expense will most likely vary greatly from the statutory tax rate.

As of April 2, 2010, we have net operating loss carryforwards (“NOLs”) in the amounts of $10.9 million and $3.8 million for U.S. federal and state income tax purposes, respectively, that can be used to offset future taxable income.  The amount of NOLs that can be utilized may be subject to limitations under Section 382 of the Internal Revenue Code if we undergo an ownership change.  In addition, California has passed a law to suspend the use of NOLs for tax years 2010 and 2011.  As a result, we may incur higher state income tax expense in these two years.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes cash, cash equivalents, investments and debt collateralized by investments as of October 1, 2010 and April 2, 2010 (in thousands, except for percentages):

	October 1,	April 2,
	2010	2010	Change
Cash and cash equivalents	$25,171	$33,180	$(8,009)
Short-term investments	11,038	11,907	(869)
Long-term investments	-	-	-
Short-term debt	-	(7,865)	7,865

Total cash, cash equivalent, investments and debt, net	$36,209	$37,222	$(1,013)

% change			(3%)

The sum of our cash, cash equivalents, investments, and debt decreased by $1.0 million as of October 1, 2010, as compared to April 2, 2010, largely due to the payment of incentive compensation accrued in fiscal year 2010.  At June 30, 2010, UBS redeemed all of the remaining $11.9 million of our ARS investments at par and netted the proceeds by full payoff of our Short-term debt borrowed against our credit line with UBS.  Short-term investments as of October 1, 2010 include U.S. Treasury and highly rated commercial paper.

The following table displays the sources and uses of cash by activity (in thousands):

	Six Months Ended
	October 1,	October 2,
	2010	2009
Net cash provided by (used in) operating activities	$(141)	$10,664
Net cash provided by (used in) investing activities	$82	$(618)
Net cash provided by (used in) financing activities	$(7,999)	$1,322

Net cash used in operating activities for the six months ended October 1, 2010 was $0.1 million consisting of net income of $1.3 million plus $2.0 million in non-cash charges and the change in operating assets, net of changes in operating liabilities, using cash of $3.4 million.  Net cash provided by operating activities for the six months ended October 2, 2009 was $10.7 million, consisting of net income of $3.8 million plus $3.2 million in non-cash charges and the change in operating assets, net of changes in operating liabilities, providing cash of $3.7 million.

Net cash provided by investing activities was under $0.1 million for the six months ended October 1, 2010, compared to $0.6 million of cash used in investing activities for the six months ended October 2, 2009.  Capital expenditures for the six months ended October 1, 2010 were $0.6 million, primarily in the areas of production equipment and other capital equipment purchases.  Restricted cash balances increased by $0.1 million for the same period.  These cash outflows were partially offset by our net purchases and maturities of investments of $0.9 million.  Investing activities used in the six months ended October 2, 2009 were mainly due to capital expenditures.  We currently anticipate that we may further invest up to $0.5 million in additional production and information technology equipment and leasehold improvement through April 1, 2011.

Net cash used in financing activities for the six months ended October 1, 2010 was $8.0 million, mainly due to the extinguishment of the line of credit with UBS collateralized by the ARS.  Net cash provided by financing activities was $1.3 million for the six months ended October 2, 2009 mainly due to the non-cash charge to tax expense of $0.9 million related to the tax benefit on carryforward of gain from exercises of common stock options, an additional $0.4 million drawn from the UBS credit line, and $0.1 million net of proceeds from stock activities offset by $39,000 of capital lease payments and other stock activities.

Borrowing Arrangements

Our credit line with UBS was retired when we redeemed our ARS at par during the three months ended July 2, 2010 and we have no other credit line at October 1, 2010, as we believe that we currently have sufficient cash, together with cash we expect to generate by operations, to carry out our business plan and fund our capital expenditures for at least the next twelve months.  On June 30, 2010, in connection with our acceptance of the UBS offer in October 2008 related to our ARS, we exercised our Put Option and sold them to UBS.  We no longer have investments in ARS or debt with UBS.

Off-Balance Sheet Arrangements

As of October 1, 2010, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a) (4) (ii) of Regulation S-K.

Contractual Obligations

Except for obligations to procure raw materials for products necessary to fulfill our backlog, there were no other material changes in our contractual obligations, as disclosed in the 2010 Form 10-K, that occurred during the three months ended October 1, 2010.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

We are exposed to financial market risks, including changes in interest rates and foreign currency exchange rates.  Changes in these factors may cause fluctuations in our earnings and cash flows.  The following disclosures are not materially different from the disclosures provided in Part II, Item 7A in the 2010 Form 10-K:

Interest Rate Risk.  We invest our cash, beyond that needed for daily operations, in high quality debt securities for investment purposes.  In doing so, we seek primarily to preserve the value and liquidity of our capital and, secondarily, to safely earn income from these investments.  To accomplish these goals, we invest only in debt securities issued by (a) the U.S. Treasury and U.S. government agencies, state agencies and corporations and (b) debt instruments that meet the following criteria:

o   Commercial paper rated A1/P1 or debt instruments rated AAA, as rated by the major rating services; and
o   Can readily be sold for cash.

We have cash equivalents, short and long-term investments of $36.2 million as of October 1, 2010.  These securities are subject to interest rate fluctuations.  Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk.  Fixed rate securities may have their fair market value adversely impacted because of a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall.  Due in part to these factors, our future investment income may fall short of expectations because of changes in interest rates or we may suffer losses in principal if forced to sell securities that have seen a decline in market value because of changes in interest rates.  We limit our exposure to interest rate and credit risk by establishing clear policies and guidelines for our cash equivalents and short-term investment portfolios.  The primary goal of our investment policies is the protection of principal by investing with reasonable and prudent risks while maintaining liquidity, meeting capital obligations, maintaining cash flow and maximizing total returns with minimum investment costs.  Our policy guidelines also limit exposure to loss by limiting the sums we can invest in any individual security and limiting the maximum weighted average duration of all invested funds to twelve months.

Our Credit Line Agreement with UBS secured by the ARS was extinguished on June 30, 2010, upon our exercise of the Put Option that we signed with UBS in October 2008.  We no longer hold ARS investments and we have no other short or long-term borrowings that would give rise to significant interest rate risk other than the capitalized lease agreements.  Although our interest income is sensitive to changes in the general level of U.S. interest rates, particularly since some portion of our investments are in money market funds, we do not expect our operating results or cash flows to be affected to any significant degree by the effects of a change in market interest rates on our investments.  We do not enter into investments for trading purposes and we do not use derivative instruments in our investment portfolio to manage interest rate risk.

For further discussion of our noncurrent investments, please refer to Note 2, caption 8, Cash and Cash Equivalents, Short-term Investments and Long-term Investments in the 2010 Form 10-K.

Fair Value Fluctuation Risk.  At June 30, 2010, we sold our investments in ARS and therefore we are not currently materially exposed to fair value fluctuations.  However, we may be exposed to significant fair value fluctuations in the future.

Foreign Currency Exchange Rate Risk.  Our U.S. operations sell products in various international markets.  During the six months ended October 1, 2010, revenue by our German subsidiary of approximately $8.8 million and net income of $0.8 million was denominated in foreign currency (Euro), respectively.  In addition, some raw material purchases and purchased services were denominated in foreign currency.

We use short-term foreign exchange forward contracts to mitigate foreign currency risk associated primarily with inter-company receivables and payables and loans receivable (denominated in Euros) to our German subsidiary.  Our foreign exchange forward contracts are not designated for accounting purposes as hedging instruments under ASC815, Accounting for Derivative Instruments and Hedging Activities, as amended.  Accordingly, any gains or losses resulting from changes in the fair value of the forward contract are reported in other income, net expenses.  The gains and losses on these forward contracts generally offset gains and losses associated with the underlying foreign currency denominated inter-company receivables and payables, and loans receivable.  At October 1, 2010, we had a foreign exchange forward contract with a maturity of less than 30 days to purchase 0.4 million Euros.

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

Based on their evaluation as of the end of the period covered by this Form 10-Q, our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer) have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

(b)       Changes in Internal Control over Financial Reporting.  There were no changes in our internal control over financial reporting that occurred during the three months ended October 1, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On May 7, 2010, Orbit Company Ltd., a Saudi Arabia company, filed a complaint against us in Superior Court of California, Santa Clara County.  The complaint alleges breach of contract for services rendered and unjust enrichment.  Orbit alleges that we improperly terminated one contract with Orbit and committed unspecified breaches of two additional contracts with Orbit.  Orbit further alleges that we requested Orbit perform certain services, that Orbit performed those services and that we have not compensated Orbit for its performance.  Orbit claims damages of an unspecified amount but at least $3,000,000, plus attorneys’ fees and costs.  On July 13, 2010, we filed a motion to compel arbitration and stay the proceedings and a demurrer to the complaint.  In response, Orbit agreed that its claims should be arbitrated.  On August 23, 2010, the Court entered an order directing the parties to arbitration, staying the state court action, and setting an arbitration review hearing for February 24, 2011.  The parties have selected an arbitrator and are moving forward with arbitration.

Item 1A.   Risk Factors

OUR CURRENT AND FUTURE EXPECTED REVENUES ARE DERIVED FROM A SMALL NUMBER OF ULTIMATE CUSTOMERS SO THAT THE LOSS OF OR REDUCTIONS IN PURCHASES BY ANY ONE ULTIMATE CUSTOMER COULD MATERIALLY REDUCE OUR REVENUES AND LEAD TO LOSSES.  During the six months ended October 1, 2010 and each of the previous two fiscal years, we derived, on average, 62% of our revenues from various card programs in four countries.  The four countries where we derive the majority of our revenues are the Kingdom of Saudi Arabia, United States, India, and Angola.  A loss of any significant program may adversely affect our revenues and lead to losses.  Also, a loss of a program in a country may adversely affect the continued use of our optical security media in that country’s other existing card programs.  Due to the lengthy sales cycle, we may not be able to immediately find replacement programs. The loss of or reductions in purchases by any one of our largest customers due to program cutbacks, competition, or other reasons could materially reduce our revenue base.  Losses have occurred when there are material reductions, gaps or delays in card orders from our largest U.S. or foreign government programs and could recur if such programs were to be reduced in scope, delayed, canceled, or not extended and not replaced by other card orders or other sources of income.

WE HAVE INCURRED NET LOSSES IN TEN QUARTERS DURING THE FIVE YEARS ENDED APRIL 2, 2010 AND WE MAY NOT BE ABLE TO GENERATE SUFFICIENT REVENUE IN THE FUTURE TO MAINTAIN OR ACHIEVE PROFITABILITY.  In the past five years, only fiscal years 2006 and 2010 generated net income.  There can be no assurance that we will generate enough revenues in the near term to attain annual profitability.  We are relying principally upon our OSM technology to generate future product revenues, earnings and cash flows.  If alternative technologies emerge or if we are otherwise unable to compete, we may not be able to sustain profitability.

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

SINCE THE SALES CYCLE FOR OUR SECURE ID PRODUCTS IS TYPICALLY LONG AND UNPREDICTABLE, WE HAVE DIFFICULTY PREDICTING WHEN NEW BUSINESS WILL CONTRIBUTE TO REVENUE GROWTH.  Because our customers for secure ID credentials are typically large government entities, obtaining substantial orders for new programs usually involves a lengthy sales cycle, requiring marketing and technical time and expense, which can be significant, with no guarantee that substantial orders will result.  This long sales cycle results in uncertainties in predicting operating results, particularly on a quarterly basis.  In addition, the equipment supply and consulting work we undertake on occasion for the set up of card manufacturing facilities involves substantial time from start to finish, with the potential for obstacles to intervene outside our control, such as delays in the construction and readying of facilities and site by the customer and the potential for our customer to request changed specifications for the facility’s throughput, so there can be substantial lags between when we sign a contract or receive a purchase order and receive a deposit and when we complete a project and recognize revenue.

WE COULD EXPERIENCE EQUIPMENT, RAW MATERIAL, QUALITY CONTROL, OR OTHER PRODUCTION PROBLEMS ESPECIALLY IN PERIODS OF INCREASING VOLUME.  We may not be able to meet our projected card manufacturing capacity if and when customer orders grow significantly.  We have made and may continue to make significant capital expenditures to expand our card manufacturing capacity depending upon projected volume.  However, since customer demand is difficult to predict, and we generally wait for such demand to materialize prior to making capital expenditure commitments, we may be unable to ramp up our production quickly enough to fill new customer orders in a timely fashion.  This could cause us to lose new business and possibly existing business. In addition, if we overestimate customer demand, we could incur significant costs from creating excess capacity, such as was the case during fiscal years 2007 and 2008.  The addition of fixed overhead costs increases our breakeven point and results in lower gross margins unless compensated for by increased product sales.  When purchasing raw materials for our anticipated card demand, we take into consideration the order-to-delivery lead times of vendors and the economic purchase order quantity for such raw materials.  If we over-estimate customer demand, excess raw material inventory and inventory write-offs can result.  We may experience manufacturing complications associated with increasing our manufacturing capacity.  We may also experience difficulties implementing new manufacturing processes, meeting customers’ quality or international standards requirements, or outsourcing some of our manufacturing.

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

IF WE ARE UNABLE TO BUY RAW MATERIALS IN SUFFICIENT QUANTITIES AND ON A TIMELY BASIS, WE WILL NOT BE ABLE TO DELIVER PRODUCTS TO CUSTOMERS ON TIME, WHICH COULD CAUSE US TO LOSE CUSTOMERS RESULTING IN A DECLINE IN REVENUES.  Most of the raw materials used in the manufacture of cards are available from one or more qualified suppliers.  Such materials include plastic film used in card production, which are available from multiple suppliers.  Processing chemicals, inks and bonding adhesives are also obtained from various suppliers.  We often order significant quantities of raw materials to prepare for expected demand.  If the demand does not materialize as expected, raw material inventory supplies will grow as it takes longer to consume in production sized for actual sales volume.  It is possible that this could lead to high levels of obsolescence and inventory write-downs if product designs change or demand decreases.  Also, certain photographic films used in OSM cards are commercially available solely from Eastman Kodak Company (“Kodak”) of the United States.  No assurance can be given that Kodak will continue to supply such photographic film on a satisfactory basis and in sufficient quantities to meet our requirements.  If Kodak were to discontinue manufacturing the film from which our OSM cards are made, we would endeavor to establish an alternate supplier for such film, although the purchase price could increase and reliability and quality could decrease with a new supplier.  We may not have adequate demand to attract a second source.  In addition, an alternate supplier could encounter technical issues in producing the film, as there may be know-how and manufacturing expertise which Kodak has developed over the years which an alternate supplier may have difficulty replicating.  If Kodak announced that it would no longer offer film, we would request that Kodak provide us with a last-buy opportunity which we would plan to take maximum advantage of, although Kodak may not provide us with such an opportunity.  We may not be able to procure an alternate source of supply of this film on reasonable terms or at all, which could force us to design new cards using different materials.  This could be very disruptive to our business, result in increased costs and lower quality products and cause us to lose sales. We are also researching other materials besides film for use with our OSM cards.  Even if developed or procured, other materials may not be effective as a replacement for Kodak film in our current product or be cost-effective.  In addition, semiconductor modules available from multiple sources could become scarce in periods of high industry demand.  All raw materials and components are subject to supply and demand limitations.

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

AN INTERRUPTION IN THE SUPPLY OF READ/WRITE DRIVE PARTS OR DIFFICULTIES ENCOUNTERED IN READ/WRITE DRIVE ASSEMBLY COULD CAUSE A DELAY IN DELIVERIES OF DRIVES AND OSM CARDS AND A POSSIBLE LOSS OF SALES, WHICH WOULD ADVERSELY AFFECT OUR OPERATING RESULTS.  Several major components of our read/write drive are designed specifically for our products.  For example, the optical recording head for the current drive is a part obtained from one supplier, and at current production volumes, it is not economical to have more than one supplier for this custom component.  While we carry a large inventory of safety stock for this item, any delays in or inability to obtain parts from this supplier could cause us to lose revenues while we source a second supplier.  The ability to produce read/write drives in high-volume, if required, will be dependent upon maintaining or developing sources of supply for components that meet our requirements for high volume, quality, and cost.  In addition, we could encounter quality control or other production problems at high-volume production of read/write drives.  Any of this could cause us to lose OSM card sales as well as sales of our drives.

IF WE ARE UNABLE TO ADAPT TO TECHNOLOGICAL CHANGES IN THE SECURE ID CARD INDUSTRY AND IN THE INFORMATION TECHNOLOGY INDUSTRY GENERALLY, WE MAY NOT BE ABLE TO EFFECTIVELY COMPETE FOR FUTURE BUSINESS.  The secure ID technology industry is characterized by rapidly changing technology and continuing product evolution.  The future success and growth of our business will require us to maintain and enhance the technological capabilities of the LaserCard product line.  Our products currently being sold or under development may not remain competitive or provide sustained revenue growth.

SEVERAL OF OUR PROGRAMS INVOLVE OUR CARDS AS PART OF A SOLUTION WHICH INCLUDES TECHNOLOGIES OF THIRD PARTIES.  DIFFICULTIES ENCOUNTERED BY THESE THIRD PARTIES COULD CAUSE OUR ULTIMATE CUSTOMERS, GENERALLY GOVERNMENTS, TO FIND FAULT IN OSM CARDS AND SWITCH TO OTHER SOLUTIONS EVEN IF OUR OSM TECHNOLOGY IS NOT THE ROOT CAUSE OF ANY FAULT.  In certain of our current programs various third-party technologies such as contact or contactless chips are added to our cards.  The embedding or addition of other technologies to the LaserCard OSM card, especially when contracted to independent third parties, could potentially lead to technical, compatibility and other issues.  In such circumstances, it may be difficult to determine whether a fault originated with our technology or that of a co-supplier or with the person embedding or adding the third party technology to our cards.  If such faults occur, they could be difficult, expensive, and time-consuming to resolve.  Such difficulties could lead to our ultimate customers, generally governments, switching to other technologies even if OSM technology is not the root cause of the fault(s).  The resulting loss of customers would adversely affect our revenues and results of operations.

WE ARE LARGELY DEPENDENT ON SYSTEMS INTEGRATORS FOR IMPLEMENTATION OF OUR CARD PROGRAMS AND THEIR METHOD OF IMPLEMENTATION MAY NOT BE SUCCESSFUL DUE TO QUALITY OR COST.  We mainly sell to VARs and system integrators who in turn sell solutions to the end customer.  The system integrators may not follow the recommendations we provide for the handling, processing, and printing of our cards or for working with the end-user in the card issuing process.  This could lead to low quality, high costs, or both, resulting in damage to our reputation and brand and loss of the contract.  In order to mitigate this risk, we work to train the integrators to avoid such situations but cannot control their work and may not always be successful in our training.  We plan to continue to offer this support and then transition the card issuing process to local resources once the program is running successfully.  Issues with our systems integrators in the future may damage our reputation and brand, reduce our revenues, or cause us to lose various governmental programs.

OUR OSM CARDS HAVE A COMPLEX STRUCTURE THAT REQUIRES A HIGH DEGREE OF TECHNICAL KNOWLEDGE AND EXPERIENCE TO MEET INCREASINGLY STRINGENT PERFORMANCE REQUIREMENTS.  WE HAVE IN THE PAST AND COULD IN THE FUTURE AGREE TO CERTAIN CHARACTERISTICS BEYOND THOSE REQUIRED IN INDEPENDENTLY PUBLISHED STANDARDS.  THIS COULD INCREASE OUR COST OF MANUFACTURING CARDS OR RESULT IN ACCEPTING RETURNS OR GIVING CREDITS TO THE CUSTOMER IF WE FAIL TO COMPLY WITH THESE CHARACTERISTICS.  MANY CUSTOMERS MAINTAIN SIGNIFICANT ADVANCE INVENTORY WHICH INCREASES THIS RISK.  We may not be able to meet customers’ quality or standards requirements consistently.  This could lead to high manufacturing costs due to low product yields or unexpected product returns.  We employ a rigorous quality control procedure, are ISO 9001:2008 certified, and strive to deliver products that meet published standards and customer expectations.  Even so, our products may not meet customer expectations in all cases.  We have in the past, and we may in the future, replace products held by customers or give credit for products previously delivered.  Any failure to meet our customers’ standards may harm our reputation, result in product returns and inventory write downs, and cause us to lose sales and customers.

IF WE FAIL TO PROTECT OUR INTELLECTUAL PROPERTY RIGHTS, COMPETITORS MAY BE ABLE TO USE OUR TECHNOLOGIES, WHICH COULD WEAKEN OUR COMPETITIVE POSITION, REDUCE REVENUES, OR INCREASE COSTS.  We use a combination of patent, trademark, and trade secret laws, confidentiality procedures, and licensing arrangements to establish and protect our proprietary rights. Our existing and future patents may not be sufficiently broad to protect our proprietary technologies. Despite our efforts to protect proprietary rights, the steps we have taken may not prevent the misappropriation or unauthorized use of our technologies, particularly in foreign countries where the laws may not protect proprietary rights as fully as U.S. law. Any patents we may obtain may not be adequate to protect our proprietary rights. Our competitors may independently develop similar technology, duplicate our products, or design around any of our issued patents or other intellectual property rights. Litigation may be necessary to enforce our intellectual property rights or to determine the validity or scope of the proprietary rights of others. This litigation could result in substantial costs and diversion of resources and may not ultimately be successful. Litigation, or the threat of litigation, may also cause us to have to license third-party technology, which would increase our costs and harm our margins, or to discontinue the sale of certain products.  We cannot predict whether the expiration or invalidation of our patents would result in the introduction of competitive products that would affect our future revenues adversely.

THE MARKETS FOR OUR PRODUCTS ARE COMPETITIVE, AND IF WE ARE UNABLE TO COMPETE SUCCESSFULLY, REVENUES COULD DECLINE OR FAIL TO GROW.  Our OSM cards may compete with OSM cards that can be manufactured and sold by three of our licensees (although none is currently doing so) and with other types of portable data storage technologies applied to ID cards.  These may include RF enabled chips and RFID tags.  Financial, personnel and marketing resources of some of the competing companies are significantly greater than our resources.  Competitive product factors include system/card portability, interoperability, price-performance ratio of cards and associated equipment, durability, environmental tolerance, and card security. Although we believe our cards offer key technological and security advantages for certain applications, the current price of read/write drives could be a competitive disadvantage in some of our targeted markets.  Nevertheless, we believe the cost of ownership of an optical card system is competitive in applications requiring large populations of cards because of the relatively high overall cost to implement a system based on our major competition, IC cards.

THE PRICE OF OUR COMMON STOCK IS SUBJECT TO SIGNIFICANT VOLATILITY.  The price of our common stock is subject to significant volatility, which may be due to fluctuations in revenues, earnings, liquidity, press coverage, analyst recommendations, financial market interest, trading volume, and stock market conditions, as well as changes in technology and customer demand and preferences.  As a result, our stock price might be low at the time a stockholder wants to sell the stock.  For example, during fiscal year 2010 our stock price fluctuated from a high of $9.84 per share to a low of $2.48 per share.  Also, since we have a relatively low number of shares outstanding (approximately 12 million shares) there will be more volatility in our stock if one or two major holders, for example, large institutional holders, attempt to sell a large number of shares in the open market.  Furthermore, our trading volume is often small, meaning that a few trades may have disproportionate influence on our stock price.  In addition, someone seeking to liquidate a sizeable position in our stock may have difficulty doing so except over an extended period or privately at a discount.  Thus, if one or more stockholders were to sell or attempt to sell a large number of its shares within a short period of time, such sale or attempt could cause our stock price to decline.  Stockholders may not be able to sell the shares that they acquired at a price per share equal to or greater than the price they paid for the stock.

WE ARE SUBJECT TO RISKS ASSOCIATED WITH CHANGES IN FOREIGN CURRENCY EXCHANGE RATES.  Part of the manufacturing process of certain of our products takes place in our operations in Germany.  Also, some of the raw materials we use to manufacture OSM cards are sourced in Europe.  These costs are denominated in Euros, the currency used in much of Europe.  However, when we sell our finished products, the prices that we charge are denominated in U.S. dollars.  Accordingly, we are subject to exposure when the exchange rate for Euros increases in relation to the U.S. dollar.  When the U.S. dollar weakens against other currencies in which we transact business, particularly against the Euro, generally sales and net income will be positively impacted.  Conversely, when the U.S. dollar strengthens against other currencies in which we transact business, particularly against the Euro, generally sales and net income will be negatively impacted. As of October 1, 2010, we had not entered into a forward exchange contract or other hedging transaction to hedge against or potentially minimize the foreign currency exchange risk related to transactions other than those related to intercompany transactions.  The losses on foreign currency exchange related to purchase and intercompany transactions for these periods were immaterial, but such losses may be significant in the future.

TRANSACTIONS TO WHICH WE MAY BECOME A PARTY, INCLUDING STOCK ISSUANCES AND CERTAIN SHAREHOLDER STOCK TRANSACTIONS, MAY JEOPARDIZE OUR ABILITY TO USE SOME OR ALL OF OUR NET OPERATING LOSS CARRYFORWARDS (“NOLS”). Based on current tax law, we believe we have NOLs sufficient for U.S. federal and state income tax purposes to offset future taxable income in the amount of $10.9 million and $3.8 million, respectively, as of April 2, 2010.  Our ability to utilize these NOLs may be subject to significant limitations under Section 382 of the Internal Revenue Code if we undergo an ownership change.  An ownership change occurs for purposes of Section 382 of the Internal Revenue Code if, among other things, stockholders who own or have owned, directly or indirectly, 5% or more of our common stock (with certain groups of less-than-5% stockholders treated as a single stockholder for this purpose) increase their aggregate percentage ownership of our common stock by more than fifty percentage points above the lowest percentage of the stock owned by these stockholders at any time during the relevant three-year testing period. In the event of an ownership change, Section 382 imposes an annual limitation, based upon the value of the company at the time of the ownership change, on the amount of taxable income a corporation may offset with NOLs. Any unused annual limitation may be carried over to later years until the applicable expiration date for the respective NOLs.  To the extent that these NOLs become significantly limited, we expect to be taxed on our income, if any, at the U.S. federal and state statutory rates.  As a result, any inability to utilize these NOLs would adversely affect our financial condition and results of operations.  The amount of NOLs that can be utilized may be subject to limitations if we undergo an ownership change.  In addition, California has passed a law to suspend the use of NOLs for tax years 2010 and 2011.  As a result, we may incur higher state income tax expense in the future.

IN MARCH 2004, WE SOLD A CARD MANUFACTURING LICENSE UNDER WHICH WE WOULD PROVIDE CERTAIN FACTORY SET-UP AND TRAINING SERVICES IN SLOVENIA TO GLOBAL INVESTMENT GROUP LTD. (“GIG”) IN CONJUNCTION WITH PREVENT GLOBAL (“PREVENT GLOBAL”).  PREVENT GLOBAL IS NOT CURRENT WITH THE OBLIGATIONS UNDER THE AGREEMENT.  There have been certain agreements made between us and Prevent Global regarding this contract.  If certain payments are made, we would be obligated to deliver manufacturing equipment and installation support specified in the contract to Prevent Global for a card manufacturing facility in Slovenia when such facility is provided by them, to provide a targeted initial manufacturing capacity of 10 million optical cards annually.  Our obligation arises under a March 2004 agreement with Global Investments Group that was subsequently assumed by Prevent Global.  We have performed our obligations under the agreements and stand ready to complete the remaining obligations.  However, payments due to us are in arrears and Prevent Global has filed for bankruptcy in Slovenia. We were in discussions with Prevent regarding next steps until August 4, 2010 when they filed a bankruptcy petition.  We now intend to discuss contract issues with the receiver. We intend to exercise our rights under the contract and it is possible that we or Prevent Global will initiate other litigation to enforce rights under the agreements.  Any such litigation may be expensive to us and distracting to our management even if we ultimately prevail.  In the opinion of our management, based on the review of information available at this time, the total cost of resolving this contingency at October 1, 2010 should not have a material adverse effect on our financial condition or results of operation.  As appropriate, we will establish accruals for potential expenses or losses that we believe are probable and reasonably estimable if and when this occurs.

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

OUR CALIFORNIA FACILITIES ARE LOCATED IN AN EARTHQUAKE ZONE AND THESE OPERATIONS COULD BE INTERRUPTED IN THE EVENT OF AN EARTHQUAKE, FIRE, OR OTHER DISASTER.  Our card manufacturing, corporate headquarters, drive assembly operations, administrative activities, and product development activities are located near major earthquake fault lines.  In the event of a major earthquake, we could experience business interruptions, destruction of facilities and/or loss of life, all of which could materially adversely affect us.  Likewise, fires, floods, or other events could similarly disrupt our operations and interrupt our business.

FOREIGN GOVERNMENT REGULATIONS COULD ADVERSELY AFFECT OUR RESULTS OF OPERATIONS.  We sell our products worldwide and, therefore, our products must comply with various domestic and international laws, regulations and standards and our business could be subject to risks due to changes in a country’s or region’s political, regulatory or economic conditions.  We may experience difficulty in securing required approvals, licenses or permits on commercially reasonable terms, or at all.  Differing tax laws and changes in those laws may also affect our future results of operations.  The implementation of unfavorable regulations or industry standards, or unfavorable interpretations of existing regulations by courts or regulatory bodies, could require us to incur significant compliance costs, cause the development of the affected products to become impractical or otherwise adversely affect our ability to produce or market our products.  Failure to comply with existing or new laws or regulations, including export and import restrictions and barriers, or to obtain timely domestic or foreign regulatory approvals, licenses or permits could result in lost sales or increased costs.

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

DISRUPTIONS IN THE GLOBAL FINANCIAL MARKETS OR GENERAL ECONOMIC DOWNTURNS MAY ADVERSELY IMPACT OUR CUSTOMERS AND SUPPLIERS, THEREBY AFFECTING OUR BUSINESS.  Our ability to meet customers’ demands depends, in part, on our ability to obtain timely and adequate delivery of quality materials, parts and components or products from our suppliers.  Certain of our components are available only from a single source or limited souces.  If certain key suppliers were to become capacity constrained or insolvent as a result of economic weakness either regionally or globally, it could result in a reduction or interruption in supplies or a significant increase in the price of supplies, each of which would adversely impact our financial results.  In addition, liquidity or other financial difficulties at our suppliers could result in such suppliers reducing or eliminating their extensions of trade credit to us, resulting in accelerated payment of accounts payable by us, and thereby impacting our cash flow.  Further if our suppliers or customers are unable or experience difficulties in obtaining credit or otherwise obtaining any needed financing due to disruptions in financial and credit markets, their ability to meet our supply needs or purchase our products could be materially adversely affected, which could materially adversely affect our results of operations and may require us to prepay suppliers or increase the credit we offer customers.

AS A RESULT OF OUR REQUIRED ANNUAL EVALUATION OF OUR INTERNAL CONTROL OVER FINANCIAL REPORTING, WE MAY IDENTIFY INTERNAL CONTROL WEAKNESSES NEEDING REMEDIATION, WHICH COULD HARM OUR REPUTATION.  We have completed the evaluation of our internal control over financial reporting as required by Section 404 of the Sarbanes-Oxley Act of 2002 for the fiscal years 2010 and 2009. Although our assessment, testing and evaluation resulted in our conclusion that as of April 2, 2010 and April 3, 2009, respectively, our internal control over financial reporting was effective, we cannot predict the outcome of our testing in future periods. Further, although we have concluded that as of October 1, 2010 our disclosure controls are effective, because of the inherent limitation of disclosure controls and internal control over financial reporting, no evaluation of such controls can provide absolute assurance that all control issues have been detected and instances of fraud, if any, within LaserCard have been detected.  If our internal control over financial reporting or our disclosure controls are found to be ineffective in future periods, our reputation could be harmed.  We may incur additional expenses and commitment of management’s time in connection with further evaluations and, if needed, remediations, any of which could materially increase our operating expenses and accordingly reduce our net income.

IF WE ENGAGE IN ACQUISITIONS, WE WOULD INCUR A VARIETY OF COSTS AND THE ANTICIPATED BENEFITS MIGHT NEVER BE REALIZED.  We have not made any acquisitions since 2004.  However, if we were to acquire another company or business in the future, we may not be able to successfully integrate any acquired business, products, technologies or personnel.  Future acquisitions may result in substantial dilution of our current stockholders’ percentage ownership; expenditure of our cash resources; incurrence of debt, amortization of expenses related to goodwill, research and development and other intangible assets or large and immediate write-offs; and assumption of liabilities.  Our operation of any acquired business will also involve numerous risks, including assimilating employees, operations, technologies and products; unanticipated costs; diverting our management’s time and attention from the day-to-day operation of our business; entering markets in which we have no or limited direct experience; potentially losing key employees from the acquired company; and adversely affecting our existing business relationships.  If we fail to adequately manage these risks, we may not achieve the intended benefits of any acquisition.

WE FACE RISKS FROM OUR FOREIGN OPERATIONS AND SUBSTANTIAL INTERNATIONAL SALES.  Our products are used in countries around the world in addition to the United States, such as Germany, the United Kingdom, France, Switzerland, Angola, India, Costa Rica and the Kingdom of Saudi Arabia.  International sales accounted for approximately 87% and 79% of our revenues during the three and six months ended October 1, 2010, respectively.  For the three and six months ended October 2, 2009, our international sales accounted for approximately 77% and 72%, respectively.  We also operate a subsidiary in Germany.  Our international operations are subject to the following risks, among others: difficulty with staffing and managing international operations; transportation and supply chain disruptions and increased transportation expense as a result of epidemics, terrorist activity, acts of war or hostility, increased security and less developed infrastructure; political and economic uncertainty caused by changes in governments, epidemics, terrorism or acts of war or hostility; difficulties in collecting receivables and longer accounts receivable payment cycles; additional foreign and U.S. legal and regulatory requirements and risks related to changes in such requirements; exchange rate fluctuations; and potentially adverse tax consequences.

Item 6. - Exhibits

See the Exhibit Index following the signature page to this Quarterly Report on Form 10-Q for the information required by this item.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

LASERCARD CORPORATION
(Registrant)

Signature	Date

/s/ Robert T. DeVincenzi	November 9, 2010
Robert T. DeVincenzi Chief Executive Officer (Principal Executive Officer)

/s/ Steven G. Larson	November 9, 2010
Steven G. Larson Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

3.1	Restated Certificate of Incorporation. (1)

3.2	Second Amended and Restated Bylaws. (2)

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*Filed herewith.

(1) Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended April 1, 2005 and incorporated herein by reference.
(2) Previously filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the SEC on July 29, 2009 and incorporated herein by reference.